Form 10QSB
period 1996-03-31
BANK OF SOUTH CAROLINA CORP
filed 1996-05-14
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                                   March 31, 1996
                                                                 --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                        Commission file number: 0-27702

                       Bank of South Carolina Corporation
                       ----------------------------------
       (Exact name of small business issuer as specified in its charter)


                   South Carolina                  57-1021355
            -------------------------------  ----------------------
            (State or other jurisdiction of     (IRS Employer
            incorporation or organization)   Identification Number)


                    256 Meeting Street, Charleston, SC 29401
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (803) 724-1500
                                 --------------
                          (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X       No
                                  ------      ------

As of March 31, 1996, there were 1,190,261 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                               Yes          No  X
                                  ------      ------

                               Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                             Report on Form 10-QSB
                               for quarter ended
                                 March 31, 1996

                                                                       Page
                                                                       ----
     PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

        Consolidated Balance Sheets - March 31, 1996
          and December 31, 1995 .................................      3
        Consolidated Statements of Operations - Three months
          ended March 31, 1996 and 1995 .........................      4
        Consolidated Statements of Changes in Shareholders
          Equity - Three months ended March 31, 1996 ............      5
        Consolidated Statements of Cash Flows - Three months
          ended March 31, 1996 and 1995 .........................      6
        Notes to Consolidated Financial Statements ..............  7 - 8

     Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations ....... 9 - 11
            Liquidity ...........................................     11
            Capital Resources ...................................11 - 12
            Impact of New Accounting Pronouncements .............12 - 13
            Effect of Inflation and Changing Prices .............     13

     PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings .................................     14
     Item 2.  Changes in Securities .............................     14
     Item 3.  Default Upon Senior Securities ....................     14
     Item 4.  Submission of Matters to a Vote of Security Holders     14
     Item 5.  Other Information .................................     15
     Item 6.  Exhibits and Reports on Form 8-K ..................     15

     Signatures .................................................     16

                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)



Assets:                                          March 31, 1996  December 31, 1995
                                                 --------------  -----------------
   Cash and due from banks                          $ 4,517,115        $ 4,239,424
   Interest bearing deposits in other banks               6,013              5,957
   Federal funds sold and repurchase agreements      11,525,000         15,025,000
   Investment securities available for sale          15,390,240         12,505,634
   Loans                                             62,553,642         61,986,536
      Discount on loans receivable                       41,401                  -
      Allowance for loan losses                         951,200            960,103
                                                    -----------        -----------
   Net loans                                         61,561,041         61,026,433
   Equipment and leasehold improvements, net            515,422            543,326
   Other assets                                       1,413,657          1,902,305
                                                    -----------        -----------

Total assets                                        $94,928,488        $95,248,079
                                                    ===========        ===========

Liabilities and Shareholders' Equity:

   Deposits:
      Non-interest bearing demand                   $16,891,560        $19,398,922
      Interest bearing demand                        14,859,606         15,410,415
      Money market accounts                          20,278,579         19,414,137
      Certificates of deposit $100,000 and over      12,244,604         11,941,512
      Other time deposits                             9,649,250          9,143,811
      Other savings deposits                          3,897,708          3,681,547
                                                    -----------        -----------
       Total deposits                                77,821,307         78,990,344

   Short-term borrowings                              1,653,452          1,078,569
   Other liabilities                                    748,017            663,934
                                                    -----------        -----------
      Total liabilities                              80,222,776         80,732,847
                                                    -----------        -----------

   Common Stock - No par value
      Authorized 3,000,000 Shares;
      Issued and outstanding 1,190,261 shares
      at March 31, 1996, and 1,179,640 shares
      at December 31, 1995                                   --                 --
   Additional paid in capital                        10,848,000         10,724,000
   Retained earnings                                  3,762,586          3,556,267
   Unrealized gain (loss) on securities
    available for sale, net of income taxes             135,785            234,965
   Treasury stock                                        40,659                  -
                                                    -----------
      Total shareholders' equity                     14,705,712         14,515,232
                                                    -----------        -----------

Total liabilities and shareholders' equity          $94,928,488        $95,248,079
                                                    ===========        ===========

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                 Quarter Ended
                                                        March 31, 1996  March 31, 1995
                                                        --------------  --------------
Interest and Fee Income
   Interest and fees on loans                               $1,488,356      $1,341,027
   Interest and dividends on investment securities             217,754         243,248
   Other interest income                                       139,947          19,134
                                                            ----------      ----------
      Total interest and fee income                          1,846,057       1,603,409
                                                            ----------      ----------


Interest Expense
   Interest on deposits                                        557,571         464,042
   Interest on short-term borrowings                            15,033          19,505
                                                            ----------      ----------
      Total interest expense                                   572,604         483,547
                                                            ----------      ----------

   Net Interest Income                                       1,273,453       1,119,862
      Provision for loan losses                                 15,000          15,000
                                                            ----------      ----------
   Net Interest Income After Provision for Loan Losses       1,258,453       1,104,862
                                                            ----------      ----------


Other Income
   Service charges, fees and commissions                        92,167          74,434
   (Loss) on investment securities                               2,569               -
   Other non-interest income (expense)                          53,954         118,136
                                                            ----------      ----------
      Total other income                                        35,644          43,702
                                                            ----------      ----------


Other Expense
   Salaries and employee benefits                              442,220         411,106
   Net occupancy expense of premises                           185,698         169,549
   Net cost of operation of other real estate                    1,088           5,777
   Other operating expenses                                    165,927         177,341
                                                            ----------      ----------
      Total other expense                                      794,933         763,773
                                                            ----------      ----------


Income before income tax expense                               499,164         297,387
   Income tax expense                                          184,639         105,000
                                                            ----------      ----------
Net Income                                                  $  314,525      $  192,387
                                                            ==========      ==========

Net Income Per Common Share                                 $      .26      $      .16
                                                            ==========      ==========
Dividends Per Common Share                                  $      .09      $      .05
                                                            ==========      ==========

                       BANK OF SOUTH CAROLINA CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                       THREE MONTHS ENDED MARCH 31, 1996

                                                                               Unrealized
                                                                               Gain (Loss)
                                                                              on Securities
                               Common        Additional     Retained  Treasury  Available
                                Stock      Paid In Capital  Earnings    Stock   for Sale     Total
- -----------------------------------------------------------------------------------------------------
Balance,
December 31, 1995          $             -  $10,724,000  $3,556,267  $       -  $234,965  $14,515,232

Shares issued for the
exercise of stock options                -      124,000           -          -         -      124,000

Purchase of
Treasury Stock                           -            -           -     40,659         -       40,659

Net income                               -            -     314,525          -         -      314,525

Change in unrealized gain
(loss) on securities
available for sale,
net of income taxes                      -            -           -          -    99,180       99,180

Cash dividends                           -            -     108,206          -         -      108,206
                           ---------------  -----------  ----------  ---------  --------  -----------
Balance,
December 31, 1996          $             -  $10,848,000  $3,762,586    $40,659  $135,785  $14,705,712
                           ===============  ===========  ==========  =========  ========  ===========

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                        Three Months Ended
                                                             March 31,
                                                         1996          1995
                                                   ----------------------------
Cash flows from operating activities:
   Net income                                        $   314,525     $  192,387
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation                                        31,537         30,665
      Accretion/amortization of unearned
       discounts/premiums on investments                   4,928          7,678
      Change in discount on loans receivable              41,401              -
      Amortization of organizational costs                 1,862              -
      Loss on sale of investments                          2,569              -
      Loss on sale of OREO                                58,378              -
      (Increase) in receivables and other assets         372,266         11,873
      Provision for loan losses                           15,000         15,000
      Increase in other liabilities                       84,083         77,289
                                                     -----------     ----------
Net cash used in operating activities                    182,017        295,790
                                                     -----------     ----------

Cash flows from investing activities:
   Proceeds from sale/maturity of investments          3,997,501      1,000,000
   Purchase of investments                             7,047,031              -
   Net (increase) decrease in loans                      591,009        164,813
   Proceeds from sale of OREO                            858,922              -
   Purchase of office property and equipment               3,634         16,547
                                                     -----------     ----------
Net cash provided by investing activities              2,785,251      1,148,266
                                                     -----------     ----------

 Cash flows from financing activities:
    Net (decrease) increase in deposit accounts        1,169,037      2,129,331
    Net increase (decrease) in short-term borrowings     574,883        837,130
    Exercise of stock options                            124,000              -
    Treasury stock                                        40,659              -
    Dividends                                            108,206         63,600
                                                     -----------     ----------
 Net cash (used) provided by financing activities        619,019      1,228,601
                                                     -----------     ----------

 Net (decrease) increase in cash and cash equivalents  3,222,253      2,672,657
 Cash and cash equivalents, beginning of period       19,270,381      4,872,442
                                                     -----------     ----------

 Cash and cash equivalents, end of period            $16,048,128     $7,545,099
                                                     ===========     ==========

 Supplemental disclosure of cash flow data:
    Cash paid during the year for:
        Interest                                     $   564,941     $  527,243
        Taxes                                            137,862         13,468

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

NOTE 1:  BASIS OF PRESENTATION

Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has two locations, one in Charleston, South Carolina, and one in Summerville, South Carolina. Its third location is schedule to open in late May, 1996, in Mt. Pleasant, South Carolina. The Consolidated Statements of Operations for three months ended March 31, 1996, is that of Bank of South Carolina Corporation and its subsidiary, whereas three months ended March 31, 1995, is that of The Bank of South Carolina before reorganization in which each share of common stock of the Bank was exchanged for two shares of common stock of the Corporation. Earnings per share reflect the reorganization and have been retroactively restated. The financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position as of those dates of the Company and the Bank, respectively. The results of operations for the periods ending March 31, 1996, are not necessarily indicative of the results which may be expected for the entire year.

NOTE 2:  ORGANIZATION AND DEVELOPMENT

The organization of the Bank began on April 24, 1986, and the Bank received approval on October 22, 1986, to organize and operate as a state-chartered bank. Common stock was issued on October 23, 1986. The Federal Deposit Insurance Corporation (FDIC) issued approval to insure all deposits to the full amount permitted by the law upon commencement of operations on February 26, 1987. On the effective date (12:01 a.m., April 17, 1995), shareholders of The Bank of South Carolina became shareholders of Bank of South Carolina Corporation at which time one share of common stock in the Bank was exchanged for two shares of common stock in the Company. All prior period amounts have been retroactively restated to give the effect of the two-for-one exchange.

NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES

Interest income on loans is recognized over the terms of the loans based on the unpaid principal balance. The recognition of interest income is normally discontinued when a loan becomes 90 days delinquent as to principal or interest or when, in management's judgment, the interest will not be collected in the normal course of business. Upon such discontinuance, all unpaid accrued interest is reversed.

The allowance for loan losses is based on management's evaluation of the loan portfolio under current economic conditions. The evaluation includes a review of delinquencies and an estimate of the possibility of loss based on the risk characteristics of the portfolio. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The allowance for loan losses is subject to periodic evaluations by various regulatory authorities and may be subject to adjustment upon their examination.

NOTE 4:  INVESTMENT SECURITIES

Investment securities to be "Held for Investment" are carried at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method. Investment securities classified as "Available for Sale" are marked to market with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method. All the Company's securities are classified as "Available for Sale".

The amortized cost of U.S. Treasury Securities held by the Company at March 31, 1996, and classified as "Available for Sale" is $15,254,455. The aggregate market value of securities "Available for Sale" on the basis of market quotations as of March 31, 1996, is $15,390,240. The unrealized gain as of March 31, 1996, on such securities is $135,785.

The amortized cost of U.S. Treasury Securities held by the Company at December 31, 1996, and classified as "Available for Sale" is $12,740,599. The aggregate market value of securities "Available for Sale" on the basis of market quotations as of December 31, 1995, was $12,505,634. The unrealized gain as of December 31, 1995, on such securities was $234,965.

NOTE 5:  EQUIPMENT AND DEPRECIATION

Equipment is carried at cost less accumulated depreciation, calculated on the straight-line method over the estimated useful life of the related assets ranging from 5 to 12 years for financial reporting purposes and an accelerated method for income tax purposes. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. Maintenance and repairs are charged to operating expenses as incurred.

NOTE 6:  INCOME TAXES

Deferred income taxes represent the aggregate amount of income taxes payable or refundable in future years as a result of cumulative temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.

                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with a branch operation in Summerville, South Carolina. It offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the
Bank). The Bank is a state-chartered commercial bank which operates principally in the counties of Charleston, Dorchester and Berkeley in South Carolina.

For the first three months of 1996, the Company reported net income of $314,525 or $.26 per share, an increase of $122,138 compared to the net income for the first threee months of 1995 of $192,387 or $.16 per share. Total assets, although relatively flat for the period, did decrease $319,591 or .34% from December 31, 1995, to March 31, 1996.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1995, TO THREE MONTHS ENDED MARCH 31, 1996

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income increased $122,138 or 63.5% to $314,525 for the three months ended March 31, 1996, from $192,387 for the three months ended March 31, 1995. The increase is primarily due to a higher loan volume and an increase in federal funds sold during the three months ended March 31, 1996, compared to the same period during 1995 and a non-recurring charge to other real estate owned in 1995.

Net Interest Income
Net interest income increased $153,591 or 13.7% to $1,273,453 for the three months ended March 31, 1996, from $1,119,862 for the three months ended March 31, 1995. Total interest and fee income increased $242,648 for the three months ended March 31, 1996, to $1,846,057 from $1,603,409 for the three months ended March 31, 1995. This increase in interest and fee income is primarily a result of average total loans for the three months ended March 31, 1996, being $62,300,000 compared to average total loans of $54,384,000 for the three months ended March 31, 1995. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income decreased $25,494 or 10.5% to $217,754 for the period ended March 31, 1996, as compared to $243,248 for the three months ended March 31, 1995. This decrease in revenue is primarily a result of a decrease in the average securities portfolio from approximately $15,555,000 for the period ended March 31, 1995, to approximately $13,038,000 for the period ended March 31, 1996. Other interest income increased $120,813 or 631.4% to $139,947 for the three months ended March 31, 1996, from $19,134 for the three months ended March 31, 1995. This increase in revenue is attributed to the increase in average federal funds sold of approximately $13,227,000 for the period ended March 31, 1996 over the same period the previous year.

Total interest expense increased $89,057 or 18.4% to $572,604 for the three months ended March 31, 1996, from $483,547 for the three months ended March 31, 1995. The increase is due to an increase in interest bearing deposits. Interest paid on deposits of $557,571 reflected an increase of 20.2% for the three months ended March 31, 1996, compared to $464,042 of interest paid on deposits for the three months ended March 31, 1995. Total interest bearing deposits averaged approximately $59,851,000 for the three months ended March 31, 1996, as opposed to approximately $49,075,000 for the three months ended March 31, 1995, or an average increase for the three month's period of $10,776,000 or 22%. The average cost of interest bearing liabilities for the three months ended March 31, 1995, was approximately 3.83% as compared to average cost of interest bearing liabilities of approximately 3.78% for the three months ended March 31, 1996. Interest on short-term borrowings decreased $4,472 to $15,033 for the period ended March 31, 1996, from $19,505 for the three months ended March 31, 1995. Short-term borrowings consisted exclusively of demand notes to the U.S. Treasury and securities sold under agreements to repurchase for the three months ended March 31, 1995, and for the three months ended March 31, 1996.

Provision for Loan Losses
The amount charged to the provision for loan losses by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses in the loan portfolio. The level of this allowance is dependent upon the total amount of past due loans, non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of the loans and periodic reviews and assessments of credit risks associated with particular loans. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations. The allowance for loan losses also is subject to periodic evaluations by various regulatory authorities and may be subject to adjustment upon their examination.

During the quarter ended March 31, 1996, $15,000 was charged to the provision for loan losses compared to $15,000 for the quarter ended March 31, 1995. At March 31, 1996, the allowance for loan losses was $951,200 or 1.52% of total loans. This compares to an allowance of $985,022 or 1.81% as of March 31, 1995. During the quarter ended March 31, 1996, the Bank incurred two charge offs totaling $25,478 as compared to three charge offs totaling $29,661 for the same period quarter ended March 31, 1995. There was one loan totaling $82,280 on non-accrual status at March 31, 1996, and one loan totaling $43,978 on non-accrual at March 31, 1995. Loans past due over 30 days totaled $745,269 or 1.19% of total loans at March 31, 1996, compared to $635,679 or 1.17% of total loans at March 31, 1995. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. The allowance for loan losses at March 31, 1996, in management's opinion is adequate at this time for future losses that may occur in the loan portfolio.

Other Income
Other income for the three months ended March 31, 1996, increased $79,346 or 181.6% to $35,644 from a loss of $43,702 for the three months ended March 31, 1995. The increase is due to a non-recurring charge to other real estate owned taken in the first quarter of 1995.

General and Administrative Expenses
Bank overhead increased $31,160 or 4.1% to $794,933 for the three months period ended March 31, 1996, from $763,773 for the three months ended March 31, 1995. Salaries and employee benefits increased $31,114 or 7.6% to $442,220 for the period ended March 31, 1996, from $411,106 for the three months period ended March 31, 1995. This increase is primarily attributed to merit raises given to the employees and the addition of three employees to staff the Mt. Pleasant office. Net occupancy expense increased $16,149 or 9.5% to 185,698 for three months ended March 31, 1996, from $169,549 for three months ended March 31, 1995. This increase is primarily due to an annual adjustment of rent at 256 Meeting Street and the addition of a ground lease for the Mt. Pleasant office. Other operating expenses decreased $11,414 or 6.4% to $165,927 for the period ending March 31, 1996, from $177,341 for the period ending March 31, 1995.

LIQUIDITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and other short-term investments and maturing loans. The Company's primary liquid assets accounted for 33.99% and 29.51% of average assets at March 31, 1996, and 1995, respectively. Additional sources of funds are available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of IPCs, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits averaged 87.23% of earning assets during the first three months of 1996 compared to 85.45% of earning assets for the same period ending three months 1995. The Company closely monitors its reliance on certificates on deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At three months ended March 31, 1996, the Bank's liquidity ratio was 29.91% and at March 31, 1995, the liquidity ratio was 26.47%.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital through the Bank's initial offering and the retention of earnings less dividends paid and the exercising of stock options in April, 1995, of $124,000 and the exercising of stock option in March, 1996, of $124,000 for a total shareholders' equity at March 31, 1996, of $14,705,712. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established requires a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at March 31, 1996, for the Bank is 21.70% and at March 31, 1995, was 24.69%. The Company has no commitments or immediate plans for significant capital expenditures. The Company applied for another branch in its market area during the fourth quarter of 1995 which should open for business in late May, 1996, and believes it can finance this growth primarily with funds provided through normal operations. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In May, 1995, the FASB issued a SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65" which is effective prospectively for years beginning after December 15, 1995. The statement requires the recognition of an asset for the right to service mortgage loans for others, regardless of how those rights were acquired (either purchased or originated). Further, it amends SFAS 65 to require assessment of impairment based on fair value. The Company recently commenced the origination and sale of mortgage loans. Currently, the Company is pre-selling all mortgages and, based upon the Company's present mortgage lending operation, the adoption of this statement has not had a material effect on the Company.

SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" was issued in late 1994 and is effective for fiscal years ending after December 15, 1994, except for entities with less than $150 million in total assets. For those entities, this statement is effective for fiscal years ending after December 15, 1995. SFAS No. 119 requires disclosure about amounts, nature and terms of derivative financial instruments. It also requires that a distinction be made between financial instruments held or issued for trading purposes or issued for purposes other than trading. The adoption of this statement did not have a material impact on the Company as it does not own any derivatives at this time.

On March 31, 1996, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. The adoption of this statement did not have a material effect on the Company.

In October, 1995, the FASB issued a SFAS No. 123, "Accounting for Stock Based Compensation." This statement is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 123 provides guidance on the valuation of compensation costs arising from both fixed and performance stock compensation plans. The Company plans to retain its existing methods of accounting for stock based compensation, as provided for in the Standard, and will make the required disclosures in the 1996 financial statements included in the Company's annual report.

EFFECT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily in the same direction or to the same extent as the prices of goods and services.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company and its subsidiary from time to time and currently is involved as plaintiff or defendant in various legal actions incident to its business. These actions are not believed to be material either individually or collectively to the consolidated financial condition of the Company or its subsidiary.

ITEM 2.  CHANGES IN SECURITIES

See footnotes to consolidated balance sheets, page 8.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on April 9, 1996, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated March 4, 1996, the following matters were voted upon:

1. Election of directors all to serve until the next annual meeting of shareholders in 1997.



     Name                          Votes For  Votes Abstained
     ------------------------      ---------  ---------------
     Nathaniel I. Ball, III        946,519         100
     James E. Brown, DDS           946,519         100
     William T. Cooper             946,519         100
     C. Ronald Coward              946,519         100
     Louis Y. Dawson, III          946,519         100
     Leonard C. Fulghum            946,519         100
     T. Dean Harton                946,519         100
     John F. Hassell, Jr.          946,519         100
     William L. Hiott, Jr.         946,519         100
     James H. Holcombe             946,519         100
     Katherine M. Huger            946,519         100
     John E. Huguley               946,519         100
     Charles G. Lane               946,519         100
     Hugh C. Lane, Jr.             946,519         100
     Louise J. Maybank             946,519         100
     Thomas W. Myers               946,519         100
     Thomas C. Stevenson, III      946,519         100
     John M. Tupper                946,519         100

2. Approval of the appointment of KPMG Peat Marwick, LLP, as independent auditors for the Company for the fiscal year ending December 31, 1996. Votes for: 945,719; votes against: 900.

No other matters were submitted to the shareholders for a vote at the annual meeting or at any other time during the quarter.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27  Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BANK OF SOUTH CAROLINA CORPORATION

May 6, 1996

                                  BY: /s/ Hugh C. Lane, Jr.
                                     -------------------------------
                                     Hugh C. Lane, Jr.
                                     President



                                  BY: /s/ William L. Hiott, Jr.
                                     -------------------------------
                                     William L. Hiott, Jr.
                                     Executive Vice President & Cashier