Form 10QSB
period 1996-06-30
BANK OF SOUTH CAROLINA CORP
filed 1996-08-08
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                                    June 30, 1996
                                                                  -------------

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

                           Yes    X        No
                               -------        -------

As of June 30, 1996, there were 1,171,650 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                           Yes             No    X
                               -------       -------

                               Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                             Report on Form 10-QSB
                               for quarter ended
                                 June 30, 1996

                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

    Consolidated Balance Sheets - June 30, 1996
      and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . .   3
    Consolidated Statements of Operations - Three months
      ended June 30, 1996 and 1995    . . . . . . . . . . . . . . . . . . . . . .   4
    Consolidated Statements of Operations - Six months
      ended June 30, 1996 and 1995    . . . . . . . . . . . . . . . . . . . . . .   5
    Consolidated Statements of Changes in Shareholders
      Equity - Six months ended June 30, 1996   . . . . . . . . . . . . . . . . .   6
    Consolidated Statements of Cash Flows - Six months
      ended June 30, 1996 and 1995    . . . . . . . . . . . . . . . . . . . . . .   7
    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .   8 - 9

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations   . . . . . . . . . .   10 - 13
        Liquidity   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
        Capital Resources   . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
        Impact of New Accounting Pronouncements   . . . . . . . . . . . . . . . .  14
        Effect of Inflation and Changing Prices   . . . . . . . . . . . . . . . .  14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 3.  Default Upon Senior Securities . . . . . . . . . . . . . . . . . . . . .  15
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . .  15
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .  15

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets:                                                                 June 30, 1996    December 31, 1995
                                                                        -------------    -----------------
    Cash and due from banks                                         $       5,523,746    $       4,239,424
    Interest bearing deposits in other banks                                    6,069                5,957
    Federal funds sold and repurchase agreements                            7,625,000           15,025,000
    Investment securities available for sale                               19,066,285           12,505,634
    Loans                                                                  63,149,016           61,986,536
        Discount on loans receivable                                          (11,365)                   -
        Allowance for loan losses                                            (971,322)            (960,103)
                                                                    -----------------    -----------------
    Net loans                                                              62,166,329           61,026,433
    Equipment and leasehold improvements, net                                 579,813              543,326
    Other assets                                                            1,850,771            1,902,305
                                                                    -----------------    -----------------

Total assets                                                        $      96,818,013    $      95,248,079
                                                                    =================    =================

Liabilities and Shareholders' Equity:

    Deposits:
        Non-interest bearing demand                                 $      18,677,755    $      19,398,922
        Interest bearing demand                                            13,642,079           15,410,415
        Money market accounts                                              21,373,616           19,414,137
        Certificates of deposit $100,000 and over                          12,325,349           11,941,512
        Other time deposits                                                 9,879,860            9,143,811
        Other savings deposits                                              3,876,873            3,681,547
                                                                    -----------------    -----------------
           Total deposits                                                  79,775,532           78,990,344

    Short-term borrowings                                                   1,802,536            1,078,569
    Other liabilities                                                         749,232              663,934
                                                                    -----------------    -----------------
        Total liabilities                                                  82,327,300           80,732,847
                                                                    -----------------    -----------------

    Common Stock - No par value
        Authorized 3,000,000 Shares;
        Issued and outstanding 1,171,650 shares
        at June 30, 1996, and 1,179,640 shares
        at December 31, 1995                                                       --                   --
    Additional paid in capital                                             10,848,000           10,724,000
    Retained earnings                                                       3,974,066            3,556,267
    Unrealized gain on securities
       available for sale, net of income taxes                                  3,350              234,965
    Treasury stock                                                           (334,703)                   -
                                                                    -----------------    -----------------
        Total shareholders' equity                                         14,490,713           14,515,232
                                                                    -----------------    -----------------

Total liabilities and shareholders' equity                          $      96,818,013    $      95,248,079
                                                                    =================    =================

All share and per share data have been retroactively restated to reflect the ten percent common stock dividend paid to shareholders on May 15, 1996.


         See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                 Quarter Ended
                                                                        June 30, 1996        June 30, 1995
                                                                        -------------        -------------
Interest and Fee Income
    Interest and fees on loans                                      $       1,529,954    $       1,387,822
    Interest and dividends on investment securities                           283,951              228,471
    Other interest income                                                     111,195               69,562
                                                                    -----------------    -----------------
        Total interest and fee income                                       1,925,100            1,685,855
                                                                    -----------------    -----------------


Interest Expense
    Interest on deposits                                                      551,748              531,869
    Interest on short-term borrowings                                          16,192               10,604
                                                                    -----------------    -----------------
        Total interest expense                                                567,940              542,473
                                                                    -----------------    -----------------

    Net Interest Income                                                     1,357,160            1,143,382
        Provision for loan losses                                              20,000                5,000
                                                                    -----------------    -----------------
    Net Interest Income After Provision for Loan Losses                     1,337,160            1,138,382
                                                                    -----------------    -----------------


Other Income
    Service charges, fees and commissions                                     103,709               77,303
    Other non-interest income (expense)                                         3,488             (117,961)
                                                                    -----------------    -----------------
        Total other income                                                    107,197              (40,658)
                                                                    -----------------    -----------------


Other Expense
    Salaries and employee benefits                                            476,591              426,659
    Net occupancy expense of premises                                         183,427              163,877
    Net cost of operation of other real estate                                      -                4,868
    Other operating expenses                                                  251,103              168,638
                                                                    -----------------    -----------------
        Total other expense                                                   911,121              764,042
                                                                    -----------------    -----------------


Income before income tax expense                                              533,236              333,682
    Income tax expense                                                        204,000              123,000
                                                                    -----------------    -----------------
Net Income                                                          $         329,236    $         210,682
                                                                    =================    =================

Net Income Per Common Share                                         $             .28    $             .18
                                                                    =================    =================
Dividends Per Common Share                                          $             .10    $             .06
                                                                    =================    =================


         See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                               Six Months Ended
                                                                        June 30, 1996        June 30, 1995
                                                                        -------------        -------------
Interest and Fee Income
    Interest and fees on loans                                      $       3,018,310    $       2,728,849
    Interest and dividends on investment securities                           501,705              471,719
    Other interest income                                                     251,142               88,696
                                                                    -----------------    -----------------
        Total interest and fee income                                       3,771,157            3,289,264
                                                                    -----------------    -----------------


Interest Expense
    Interest on deposits                                                    1,109,320              995,910
    Interest on short-term borrowings                                          31,224               30,109
                                                                    -----------------    -----------------
        Total interest expense                                              1,140,544            1,026,019
                                                                    -----------------    -----------------

    Net Interest Income                                                     2,630,613            2,263,245
        Provision for loan losses                                              35,000               20,000
                                                                    -----------------    -----------------
    Net Interest Income After Provision for Loan Losses                     2,595,613            2,243,245
                                                                    -----------------    -----------------


Other Income
    Service charges, fees and commissions                                     195,877              151,737
    (Loss) on investment securities                                            (2,569)                   -
    Other non-interest income (expense)                                       (50,466)            (236,097)
                                                                    -----------------    -----------------
        Total other income                                                    142,842              (84,360)
                                                                    -----------------    -----------------


Other Expense
    Salaries and employee benefits                                            918,811              837,764
    Net occupancy expense of premises                                         369,125              333,426
    Net cost of operation of other real estate                                  1,088               10,646
    Other operating expenses                                                  417,031              345,980
                                                                    -----------------    -----------------
        Total other expense                                                 1,706,055            1,527,816
                                                                    -----------------    -----------------


Income before income tax expense                                            1,032,400              631,069
    Income tax expense                                                        388,639              228,000
                                                                    -----------------    -----------------
Net Income                                                          $         643,761    $         403,069
                                                                    =================    =================

Net Income Per Common Share                                         $             .55    $             .34
                                                                    =================    =================
Dividends Per Common Share                                          $             .20    $             .12
                                                                    =================    =================

         See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 1996


                                                                                                    Unrealized
                                                                                                    Gain (Loss)
                                                                                                    on Securities
                                   Common        Additional       Retained        Treasury            Available
                                   Stock      Paid In Capital     Earnings         Stock              for Sale           Total
- ----------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1995             $   -          $   10,724,000   $    3,556,267   $            -   $      234,965       $14,515,232

Shares issued for the
exercise of stock options         -                 124,000                -                -                -           124,000

Purchase of
Treasury Stock                    -                       -                -         (334,703)               -          (334,703)

Net income                        -                       -          643,761                -                -           643,761

Change in unrealized gain
(loss) on securities
available for sale,
net of income taxes               -                       -                -                -         (231,615)         (231,615)

Cash dividends                    -                       -         (225,962)               -                -          (225,962)
                               ----          --------------   --------------   --------------   --------------          --------

Balance,
June 30, 1996                 $   -          $   10,848,000   $    3,974,066   $     (334,703)  $        3,350       $14,490,713
                              =====          ==============   ==============   ==============   ==============       ===========



         See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Six Months Ended
                                                                                      June 30,
                                                                             1996                 1995
                                                                    -----------------------------------------
Cash flows from operating activities:
    Net income                                                      $         643,761    $         403,069
    Adjustments to reconcile net income to net
      cash provided  used  by operating activities:
        Depreciation                                                           63,825               60,227
        Accretion/amortization of unearned
          discounts/premiums on investments                                     8,066              (16,566)
        Change in discount on loans receivable                                 11,365                    -
        Amortization of organizational costs                                    3,723                  966
        Loss on sale of investments                                             2,569                    -
        Write down of OREO                                                          -              244,400
        Loss on sale of OREO                                                   58,378                    -
         Increase  Decrease in receivables and other assets                  (733,461)             115,468
        Provision for loan losses                                              35,000               20,000
        Increase in other liabilities                                          85,298              156,859
                                                                    -----------------    -----------------
Net cash used in operating activities                                         178,524              984,423
                                                                    -----------------    -----------------

Cash flows from investing activities:
    Proceeds from sale/maturity of investments                              4,011,382            1,843,421
    Proceeds from sale of stock                                                25,000                    -
    Purchase of investment securities                                     (10,975,311)                   -
    Net  increase  in loans                                                (1,186,261)            (663,042)
    Proceeds from sale of OREO                                                858,922                    -
    Purchase of office property and equipment                                (100,312)             (21,372)
                                                                    -----------------    -----------------
Net cash provided by investing activities                                  (7,366,580)           1,159,007
                                                                    -----------------    -----------------

Cash flows from financing activities:
    Net increase in deposit accounts                                          785,188            5,930,772
    Net increase in short-term borrowings                                     723,967              480,287
    Exercise of stock options                                                 124,000              124,000
    Dividends                                                                (225,962)            (149,392)
    Treasury stock                                                           (334,703)                   -
                                                                    -----------------    -----------------
Net cash provided by financing activities                                   1,072,490            6,385,667
                                                                    -----------------    -----------------

Net  decrease  increase in cash and cash equivalents                       (6,115,566)           8,529,097
Cash and cash equivalents, beginning of period                             19,270,381            4,872,442
                                                                    -----------------    -----------------

Cash and cash equivalents, end of period                            $      13,154,815    $      13,401,539
                                                                    =================    =================

Supplemental disclosure of cash flow data:
    Cash paid during the year for:
        Interest                                                    $       1,158,011    $         931,134
        Income taxes                                                          314,702              218,718

         See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

NOTE 1:  BASIS OF PRESENTATION

Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, for the purpose of forming a one-bank holding company. The Company through its bank subsidiary (the Bank) provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has three locations, one in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. Consolidated financial statements of the Company at June 30, 1996, and December 31, 1995, and for the quarters and six months ended June 30, 1996, and June 30, 1995, are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position as of those dates of the Company. The results of operations for the periods ending June 30, 1996, are not necessarily indicative of the results which may be expected for the entire year.

NOTE 2:  ORGANIZATION AND DEVELOPMENT

The organization of The Bank of South Carolina (the Bank) began on April 24, 1986, and the Bank received approval on October 22, 1986, to organize and operate as a state-chartered bank. Common stock was issued on October 23, 1986. The Federal Deposit Insurance Corporation (FDIC) issued approval to insure all deposits to the full amount permitted by the law upon commencement of operations on February 26, 1987. On the effective date (12:01 a.m., April 17, 1995), shareholders of The Bank of South Carolina became shareholders of Bank of South Carolina Corporation at which time one share of common stock in the Bank was exchanged for two shares of common stock in the Corporation.

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

NOTE 4:  INVESTMENT SECURITIES

Investment securities to be "Held to Maturity" are carried at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method. Investment securities classified as "Available for Sale" are marked to market with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method. All the Company's securities are classified as "Available for Sale".

The amortized cost of U.S. Treasury Securities held by the Bank and classified as "Available for Sale" is $19,060,967. The aggregate market value of securities "Available for Sale" on the basis of market quotations as of June 30, 1996, is $19,066,285. The unrealized gain as of June 30, 1996, on such securities is $5,318.

The amortized cost of securities "Available for Sale" on the basis of market quotations as of December 31, 1995, was $12,740,599. The aggregate market value of securities "Available for Sale" on the basis of market quotation as of December 31, 1995, was $12,505,634. The unrealized gain as of December 31, 1995, on such securities was $234,965.

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

                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with branch operations in Summerville, South Carolina and Mt. Pleasant, South Carolina. It offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates principally in the counties of Charleston, Dorchester and Berkeley in South Carolina.

For the first six months of 1996, the Company reported net income of $643,761 or $.55 per share, an increase of $240,692 or 59.7% compared to the net income for the first six months of 1995 of $403,069 or $.34 per share. Total assets increased approximately $1,570,000 or 1.7% at June 30, 1996, from December 31, 1995. The majority of this increase is reflected in loans. This increase in assets was primarily funded by a modest increase in deposits and short-term borrowings (demand notes issued to the U.S. Treasury).

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996, TO THREE MONTHS ENDED JUNE 30, 1995

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and the level of its operating expenses. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities which results in the net interest spread. Net income increased $118,554 or 56.3% to $329,236 for the three months ended June 30, 1996, from $210,682 for the three months ended June 30, 1995. The increase is primarily due to average interest bearing assets for three months ended June 30, 1996, of approximately $88,410,000 compared to $73,982,225 for the three months ended June 30, 1995, and the increase in total other income of $147,855 for the three months period ended June 30, 1996, compared to the same period ended June 30, 1995. A major part of the increase in total other income is due to a write-down in Other Real Estate Owned during the second quarter of 1995 of $122,200. Negating part of this increase, however, was a $15,000 larger provision for loan losses and an increase in total other expenses of $81,000.

Net Interest Income
Net interest income increased $213,778 or 18.7% to $1,357,160 for the three months ended June 30, 1996, from $1,143,382 for the three months ended June 30, 1995. Total interest and fee income increased $239,245 for the three months ended June 30, 1996, to $1,925,100 from $1,685,855 for the three months ended June 30, 1995. This increase is a result of average total loans for the three months ended June 30, 1996, averaging approximately $62,443,000 compared to average total loans of approximately $54,389,000 for the three months ended June 30, 1995. The loan portfolio produces the highest yield of all earning assets. The investment portfolio income increased $55,480 or 24.3% to $283,951 for the period ended June 30, 1996, as compared to $228,471 for the three months ended June 30, 1995. This increase in revenue is primarily a result of increasing the securities portfolio from $14,473,109 as of June 30, 1995, to $19,066,285 as of June 30, 1996. Other interest income increased $41,633 or 59.9% to $111,195 for the three months ended June 30, 1996, from $69,562 for the three months ended June 30, 1995. This increase in revenue is primarily attributed to the increase in average overnight federal funds from approximately $4,800,000 during the three months ended June 30, 1995, to approximately $8,562,000 for the three months ended June 30, 1996. The net interest spread for the three months ended June 30, 1996, was 4.72% compared to 4.81% for the same period ended June 30, 1995.

Total interest expense increased $25,467 or 4.7% to $567,940 for the three months ended June 30, 1996, from $542,473 for three months ended June 30, 1995. The increase is due to average interest bearing deposits increasing for the period June 30, 1996, to approximately $61,196,000 from the same period June 30, 1995, of approximately $50,895,000. Interest on deposits for the three months ended June 30, 1996, was $551,748 compared to $531,869 for the same period June 30, 1995, an increase of $19,879 or 3.7%. Interest on short-term borrowings was $16,192 for the three months ended June 30, 1996, compared to $10,604 for the three months ended June 30, 1995, an increase of $5,588 or 52.7%.

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

During the quarter ended June 30, 1996, $20,000 was charged to the provision for loan losses compared to $5,000 for the quarter ended June 30, 1995. At June 30, 1996, the allowance for loan losses was $971,322 or 1.5% of total loans. This compares to an allowance of $990,652 or 1.8% as of June 30, 1995. During the quarter ended June 30, 1996, the Bank incurred one charge off totaling $378 as compared to the same period quarter ended June 30, 1995, of one charge off totaling $2,031. There was one loan on non-accrual status at June 30, 1996, for $82,280 and none on non-accrual at June 30, 1995. There were 21 loans past due over 30 days totaling $439,273 or .7% of total loans at June 30, 1996, compared to $1,013,000 or 1.8% of total loans at June 30, 1995. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. The allowance for loan losses at June 30, 1996, in management's opinion is adequate for future losses that may occur in the loan portfolio at this time.

Other Income
Other income for the three months ended June 30, 1996, was $107,197 compared to a negative balance of ($40,658) for the same period ended June 30, 1995. The difference is a write-down of Other Real Estate Owned during the second quarter of 1995 in the amount of $122,200. Service charges, fees and commissions was $103,709 for the three months ended June 30, 1996, compared to $77,303 for the three months ended June 30, 1995, an increase of $26,406 or 34.2%. The increase is primarily a result of an increase in total deposits resulting in more fees and fees generated by an increase in home mortgage loans.

General and Administrative Expenses
Bank overhead increased $147,079 or 19.3% to $911,121 for the three months period ended June 30, 1996, from $764,042 for the three months ended June 30, 1995. Salaries and employee benefits increased $49,932 or 11.7% to $476,591 for the period ended June 30, 1996, from $426,659 for the three months period ended June 30, 1995. This increase is primarily attributed to merit raises given to the employees and the addition of staff for a new branch which opened May 24, 1996. Net occupancy expense increased $19,550 or 11.9% to $183,427 for three months ended June 30, 1996, from $163,877 for three months ended June 30, 1995. The increase is attributed to the annual adjustment in the base rent of the bank at 256 Meeting Street, Charleston, South Carolina and the addition of a land lease for the new Mt. Pleasant office. Other operating expenses increased $82,465 or 48.9% to $251,103 for the period ending June 30, 1996, from $168,638 for the period ending June 30, 1995. This increase resulted primarily from an aggressive advertising and business development campaign for the Bank and the promotion of the new Mt. Pleasant office during the three months ended June 30, 1996. Costs for the three months ended June 30, 1996, in advertising was $48,519 compared to $3,550 for the same period ended June 30, 1995.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996, TO THE SIX MONTHS ENDED JUNE 30, 1995

Net Income
Net income increased $240,692 or 59.7% to $643,761 for the six months ended June 30, 1996, from $403,069 for the six months ended June 30, 1995. The increase in net income is primarily a result of an increase in net interest income of $367,368 and the increase in total other income of $227,202.

Net Interest Income
Net interest income increased $367,368 or 16.2% to $2,630,613 for the six months ended June 30, 1996, from $2,263,245 for the six months ended June 30, 1995. Total interest and fee income increased $481,893 or 14.7% to $3,771,157 for the six months ended June 30, 1996, from $3,289,264 for the six months ended June 30, 1995. This increase is primarily due to an increase in loan volume. Loans averaged for the six months ended June 30, 1996, approximately $62,506,000 whereas loans for the same period ended June 30, 1995, averaged approximately $54,386,000 producing interest and fee income of $3,018,310 for the six months ended June 30, 1996, compared to $2,728,849 for the six months ended June 30, 1995, or an increase of $289,461 or 10.6%. Also other interest income (Federal Funds Sold) produced $251,142 for the six months ended June 30, 1996, as opposed to $88,696 for the same period ended June 30, 1995, an increase of $162,446. Total interest expense increased $114,525 or 11.2% to $1,140,544 for the six months ended June 30, 1996, from $1,026,019 for the six months ended June 30, 1995. The increase from the reporting period 1995 to 1996 is primarily the growth in interest bearing deposits averaging approximately $61,794,000 for the six months ended June 30, 1996, as opposed to $51,073,000 for the same period ended June 30, 1995. The net interest spread for the six months ended June 30, 1996, was 4.70% compared to 4.97% for the same period ended June 30, 1995.

Provision for Loan Losses
The provision for loan losses was $35,000 for the six months ended June 30, 1996, as compared to $20,000 for the same period in the prior year. For the six months ended June 30, 1996, the Bank incurred three charge offs totaling $25,856 as compared to the six months ended June 30, 1995, of four charge offs totaling $31,692. The allowance for loan losses to total loans at June 30, 1996, was 1.5% compared to 1.8% as of June 30, 1995. There were 21 loans past due over 30 days as of June 30, 1996, totaling $439,273.

Other Income
Other income for the period ended June 30, 1996, was $142,842 compared to a negative balance of ($84,360) for the period ended June 30, 1995. The increase is primarily due to a $244,400 write-down of Other Real Estate Owned during the reporting period of 1995, which was not repeated in the current period.

General and Administrative Expenses
General and administrative expenses increased $178,239 or 11.7% to $1,706,055 for the six months ended June 30, 1996, from $1,527,816 for the six months ended June 30, 1995. In part, this increase is due to an annual merit increase for the Company's staff and the increase in employees needed to staff a new office in Mt. Pleasant, South Carolina resulting in salary and benefits increasing $81,047 or 9.7% for the six months ended June 30, 1996, compared to the same period for 1995. Occupancy expense increased $35,699 or 10.7% to $369,125 for the six months ended June 30, 1996, from $333,426 for the six months ended June 30, 1995. Painting of the 256 Meeting Street office, an annual adjustment in its lease and the land lease for the new office are the reasons for the increase. Advertising and customer relations increased approximately $36,800 for the six months ended June 30, 1996, compared to the same period for 1995. This is due to an advertising campaign by the Company and the promotion of the new Mt. Pleasant office. Although other expenses was reduced by the decrease in the FDIC assessment, an increase in overall general expenses negated much of this savings.

LIQUIDITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments and maturing loans. The Company's primary liquid assets accounted for 31.67% and 28.04% of average assets at June 30, 1996, and 1995, respectively. Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of IPCs, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits averaged 86.0% of earning assets during the first six months of 1996 compared to 85.9% of earning assets for the same period ending six months 1995. The Company closely monitors its reliance on certificates on deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At six months ended June 30, 1996, the Bank's liquidity ratio was 31.67% and for the same period ended June 30, 1995, the liquidity ratio was 32.04%.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering and the retention of earnings less dividends paid and the exercising of stock options in April, 1995, of $124,000 and the exercising of stock options in March, 1996, of $124,000 for a total shareholders' equity at June 30, 1996, of $14,490,713. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established requires a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at June 30, 1996, for the Bank is 22.06% and at June 30, 1995, was 25.56%. The Company has no commitments or immediate plans for significant capital expenditures. The Company opened another branch in its market area in late May, 1996, and believes it can finance this growth primarily with funds provided through normal operations. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In May, 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", an Amendment of SFAS No. 65, which is effective prospectively for years beginning after December 15, 1995. The statement requires the recognition of an asset for the right to service mortgage loans for others, regardless of how those rights were acquired (either purchased or originated). Further, it amends SFAS No. 65 to require assessment of impairment based on fair value. Since the Company does not retain servicing or mortgage loans, Statement 65 would have no adverse effect on the Company.

On June 30, 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. This statement is not anticipated to have a material effect on the Company.

In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation". This statement is effective for financial statements issued for fiscal years beginning December 15, 1995. SFAS No 123 provides guidance on the valuation of compensation costs arising from both fixed and performance stock compensation plans. The adoption of this statement did not have a material effect on the Company.

In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". The statement will become effective at the beginning of 1997. The statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on the balance sheet all assets it controls and liabilities it has incurred. It would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. The Company does not anticipate that adoption of this standard will have a material effect on the Company's financial statements in 1997.

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

ITEM 2.  CHANGES IN SECURITIES

See footnotes to consolidated balance sheets, pages 8 and 9.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

27 - Financial Data Schedule (for SEC use only).

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BANK OF SOUTH CAROLINA CORPORATION

August 6, 1996

                                     BY: /s/ Hugh C. Lane, Jr.
                                         -------------------------------------
                                            Hugh C. Lane, Jr.
                                            President



                                     BY: /s/ William L. Hiott, Jr.
                                         -------------------------------------
                                            William L. Hiott, Jr.
                                            Executive Vice President & Cashier