Form 10QSB
period 1996-09-30
BANK OF SOUTH CAROLINA CORP
filed 1996-11-06
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                               September 30, 1996
                                                             ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                        Commission file number: 0-27702

                       Bank of South Carolina Corporation
                       ----------------------------------
       (Exact name of small business issuer as specified in its charter)

                 South Carolina                             57-1021355
         -------------------------                    -------------------------
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

As of September 30, 1996, there were 1,157,117 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                           Yes             No    X
                               ------         ------

                               Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                             Report on Form 10-QSB
                       for quarter and nine months ended
                               September 30, 1996

                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

    Consolidated Balance Sheets - September 30, 1996
      and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . .   3
    Consolidated Statements of Operations - Three months
      ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . .   4
    Consolidated Statements of Operations - Nine months
      ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . .   5
    Consolidated Statements of Changes in Shareholders
      Equity - Nine months ended September 30, 1996   . . . . . . . . . . . . . .   6
    Consolidated Statements of Cash Flows - Nine months
      ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . .   7
    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .   8 - 9

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations   . . . . . . . . . .   10 - 13
        Liquidity   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
        Capital Resources   . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
        Impact of New Accounting Pronouncements   . . . . . . . . . . . . . . . .  14
        Effect of Inflation and Changing Prices   . . . . . . . . . . . . . . . .  15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 3.  Default Upon Senior Securities . . . . . . . . . . . . . . . . . . . . .  15
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . .  15
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .  15

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets:                                                             September 30, 1996   December 31, 1995
                                                                    ------------------   -----------------
    Cash and due from banks                                         $       5,439,871    $       4,239,424
    Interest bearing deposits in other banks                                    6,126                5,957
    Federal funds sold and repurchase agreements                            2,700,000           15,025,000
    Investment securities available for sale                               20,115,635           12,505,634
    Loans                                                                  68,996,704           61,986,536
        Allowance for loan losses                                             983,957              960,103
                                                                    -----------------    -----------------
    Net loans                                                              68,012,747           61,026,433
    Equipment and leasehold improvements, net                               1,157,858              543,326
    Other assets                                                            1,355,730            1,902,305
                                                                    -----------------    -----------------

Total assets                                                        $      98,787,967    $      95,248,079
                                                                    =================    =================

Liabilities and shareholders' equity:

    Deposits:
        Non-interest bearing demand                                 $      18,644,099    $      19,398,922
        Interest bearing demand                                            14,823,858           15,410,415
        Money market accounts                                              20,033,475           19,414,137
        Certificates of deposit $100,000 and over                          13,458,308           11,941,512
        Other time deposits                                                10,606,731            9,143,811
        Other savings deposits                                              3,975,557            3,681,547
                                                                    -----------------    -----------------
           Total deposits                                                  81,542,028           78,990,344

    Short-term borrowings                                                   1,895,864            1,078,569
    Other liabilities                                                         791,038              663,934
                                                                    -----------------    -----------------
        Total liabilities                                                  84,228,930           80,732,847
                                                                    -----------------    -----------------

    Common Stock - No par value
        Authorized 3,000,000 Shares;
        Issued and outstanding 1,157,117 shares
        at September 30, 1996, and 1,179,640 shares
        at December 31, 1995                                                        -                    -
    Additional paid in capital                                             10,848,000           10,724,000
    Retained earnings                                                       4,225,150            3,556,267
    Unrealized gain on securities
       available for sale, net of income taxes                                 36,573              234,965
    Treasury stock (35,000 shares)                                            550,686                    -
                                                                    -----------------    -----------------
        Total shareholders' equity                                         14,559,037           14,515,232
                                                                    -----------------    -----------------

Total liabilities and shareholders' equity                          $      98,787,967    $      95,248,079
                                                                    =================    =================

All share and per share data have been retroactively restated to reflect the ten percent common stock dividend paid to shareholders on May 15, 1996.

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                             Quarter Ended
                                                                   September 30, 1996    September 30, 1995
                                                                   ------------------    ------------------
Interest and fee income
    Interest and fees on loans                                      $       1,626,154    $       1,430,000
    Interest and dividends on investment securities                           324,314              226,549
    Other interest income                                                      85,232              197,762
                                                                    -----------------    -----------------
        Total interest and fee income                                       2,035,700            1,854,311
                                                                    -----------------    -----------------


Interest expense
    Interest on deposits                                                      589,499              625,270
    Interest on short-term borrowings                                          15,429               22,000
                                                                    -----------------    -----------------
        Total interest expense                                                604,928              647,270
                                                                    -----------------    -----------------

    Net interest income                                                     1,430,772            1,207,041
        Provision for loan losses                                              45,000                    -
                                                                    -----------------    -----------------
    Net interest income after provision for loan losses                     1,385,772            1,207,041
                                                                    -----------------    -----------------


Other income
    Service charges, fees and commissions                                     135,427               88,833
    Other non-interest income                                                   4,316                3,987
                                                                    -----------------    -----------------
        Total other income                                                    139,743               92,820
                                                                    -----------------    -----------------


Other expense
    Salaries and employee benefits                                            491,307              422,933
    Net occupancy expense of premises                                         208,574              167,772
    Net cost of operation of other real estate                                      -                2,019
    Other operating expenses                                                  240,838              142,013
                                                                    -----------------    -----------------
        Total other expense                                                   940,719              734,737
                                                                    -----------------    -----------------


Income before income tax expense                                              584,796              565,124
    Income tax expense                                                        218,000              214,000
                                                                    -----------------    -----------------
Net income                                                          $         366,796    $         351,124
                                                                    =================    =================

Net income per common share                                         $             .32    $             .30
                                                                    =================    =================
Dividends per common share                                          $             .10    $             .08
                                                                    =================    =================




          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                              Nine Months Ended
                                                                   September 30, 1996    September 30, 1995
                                                                   ------------------    ------------------
Interest and fee income
    Interest and fees on loans                                      $       4,644,464    $       4,158,850
    Interest and dividends on investment securities                           826,019              698,267
    Other interest income                                                     336,374              286,458
                                                                    -----------------    -----------------
        Total interest and fee income                                       5,806,857            5,143,575
                                                                    -----------------    -----------------


Interest expense
    Interest on deposits                                                    1,698,818            1,621,180
    Interest on short-term borrowings                                          46,654               52,109
                                                                    -----------------    -----------------
        Total interest expense                                              1,745,472            1,673,289
                                                                    -----------------    -----------------

    Net interest income                                                     4,061,385            3,470,286
        Provision for loan losses                                              80,000               20,000
                                                                    -----------------    -----------------
    Net interest income after provision for loan losses                     3,981,385            3,450,286
                                                                    -----------------    -----------------


Other income
    Service charges, fees and commissions                                     331,304              240,570
    Loss on investment securities                                               2,569                    -
    Other non-interest income (expense)                                        46,150              232,110
                                                                    -----------------    -----------------
        Total other income (expense)                                          282,585                8,460
                                                                    -----------------    -----------------


Other expense
    Salaries and employee benefits                                          1,410,119            1,260,697
    Net occupancy expense of premises                                         577,699              501,198
    Net cost of operation of other real estate                                  1,088               12,665
    Other operating expenses                                                  657,868              487,993
                                                                    -----------------    -----------------
        Total other expense                                                 2,646,774            2,262,553
                                                                    -----------------    -----------------


Income before income tax expense                                            1,617,196            1,196,193
    Income tax expense                                                        606,639              442,000
                                                                    -----------------    -----------------
Net income                                                          $       1,010,557    $         754,193
                                                                    =================    =================

Net income per common share                                         $             .87    $             .64
                                                                    =================    =================
Dividends per common share                                          $             .30    $             .20
                                                                    =================    =================


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1996


                                                                                                  Unrealized
                                                                                                  gain (loss)
                                                                                                 on securities
                                Common            Additional        Retained     Treasury          available
                                 Stock          Paid In Capital     Earnings       Stock            for sale         Total
------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1995         $       -            $   10,724,000   $   3,556,267    $   -            $   234,965      $14,515,232

Shares issued for the
exercise of stock options         -                   124,000               -                -              -          124,000
Purchase of
Treasury stock                    -                         -               -         (550,886)             -          550,686

Net income                        -                         -       1,010,557                -              -        1,010,557

Change in unrealized gain
(loss) on securities
available for sale,
net of income taxes               -                         -               -                -        198,392          198,392

Cash dividends                    -                         -         341,674                -              -          341,674
                          ---------            --------------   -------------    -------------    -----------      -----------
Balance,
September 30, 1996        $       -            $   10,848,000   $   4,225,150    $     550,686    $    36,573      $14,559,037
                          =========            ==============   =============    =============    ===========      ===========


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Nine Months Ended
                                                                                   September 30,
                                                                             1996                 1995
                                                                    -----------------------------------------
Cash flows from operating activities:
    Net income                                                      $       1,010,557    $         754,193
    Adjustments to reconcile net income to net
      cash provided  used  by operating activities:
        Depreciation                                                          109,048               90,270
        Accretion/amortization of unearned
          discounts/premiums on investments                                     6,451               26,177
        Amortization of organizational costs                                    5,584                2,827
        Loss on sale of investments                                             2,569                    -
        Write down of OREO                                                          -              244,400
        Loss on sale of OREO                                                   58,378                    -
        Increase in receivables and other assets                              259,793              206,926
        Provision for loan losses                                              80,000               20,000
        Increase in other liabilities                                         127,104              323,211
                                                                    -----------------    -----------------
Net cash provided by operating activities                                   1,139,898            1,254,152
                                                                    -----------------    -----------------

Cash flows from investing activities:
    Proceeds from sale/maturity of investments                              4,011,382            3,013,881
    Proceeds from sale of stock                                                25,000                    -
    Purchase of investment securities                                      11,970,311            1,001,875
    Net increase in loans                                                   7,066,314            3,726,206
    Proceeds from sale of OREO                                                858,922                    -
    Purchase of office property and equipment                                 723,580               53,257
                                                                    -----------------    -----------------
Net cash used in investing activities                                      14,864,901            1,767,457
                                                                    -----------------    -----------------

Cash flows from financing activities:
    Net increase in deposit accounts                                        2,551,684           13,017,738
    Net increase in short-term borrowings                                     817,295            1,221,161
    Exercise of stock options                                                 124,000              124,000
    Dividends                                                                 341,674              235,184
    Treasury stock                                                            550,686                    -
                                                                    -----------------    -----------------
Net cash provided by financing activities                                   2,600,619           14,127,715
                                                                    -----------------    -----------------

Net  decrease  increase in cash and cash equivalents                       11,124,384           13,614,410
Cash and cash equivalents, beginning of period                             19,270,381            4,872,442
                                                                    -----------------    -----------------

Cash and cash equivalents, end of period                            $       8,145,997    $      18,486,852
                                                                    =================    =================

Supplemental disclosure of cash flow data:
    Cash paid during the year for:
        Interest                                                    $       1,769,944    $       1,519,716
        Income taxes                                                          520,542              352,968

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 1:  BASIS OF PRESENTATION

Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, for the purpose of forming a one-bank holding company. The Company through its bank subsidiary (the Bank) provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has three locations, one in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. Consolidated financial statements of the Company at September 30, 1996, and December 31, 1995, and for the quarters and nine months ended September 30, 1996, and September 30, 1995, are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position as of those dates of the Company.
The results of operations for the periods ending September 30, 1996, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES

Interest income on loans is recognized over the terms of the loans based on the unpaid principal balances. The recognition of interest income is normally discontinued when a loan becomes 90 days delinquent as to principal or interest or when, in management's judgment, the interest will not be collected in the normal course of business. Upon such discontinuance, all unpaid accrued interest is reversed.

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

The amortized cost of U.S. Treasury Securities held by the Bank and classified as "Available for Sale" is $20,057,582. The aggregate market value of securities "Available for Sale" on the basis of market quotations as of September 30, 1996, is $20,115,635. The unrealized gain as of September 30, 1996, on such securities is $58,053.

The amortized cost of securities "Available for Sale" on the basis of market quotations as of December 31, 1995, was $12,132,673. The aggregate market value of securities "Available for Sale" on the basis of market quotation as of December 31, 1995, was $12,505,634. The unrealized gain as of December 31, 1995, on such securities was $372,961.

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

For the first nine months of 1996, the Company reported net income of $1,010,557 or $.87 per share, an increase of $256,364 or 34.0% compared to the net income for the first nine months of 1995 of $754,193 or $.64 per share. Total assets increased approximately $3,540,000 or 3.7% at September 30, 1996, from December 31, 1995. The majority of this increase is reflected in loans and investments available for sale. This increase in assets was primarily funded by a modest increase in deposits and short-term borrowings.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996, TO THREE MONTHS ENDED SEPTEMBER 30, 1995

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and the level of its operating expenses. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities which results in the net interest spread. Net income increased only $15,672 or 4.5% to $366,796 for the three months ended September 30, 1996, from $351,124 for the three months ended September 30, 1995. Although average interest bearing assets increased for the three months ended September 30, 1996, to approximately $92,400,000 from $83,700,000 for the three months ended September 30, 1995, the increase in net interest income of $223,731 and other income of $46,923 was offset for the same three months ended September 30, 1996, by an increase of $45,000 in provision for loan losses and an increase in other expense of $205,982 for the period.

Net Interest Income

Net interest income increased $223,731 or 18.5% to $1,430,772 for the three months ended September 30, 1996, from $1,207,041 for the three months ended September 30, 1995. Total interest and fee income increased $181,389 for the three months ended September 30, 1996, to $2,035,700 from $1,854,311 for the three months ended September 30, 1995. This increase is a result of the increase in average total loans for the three months ended September 30, 1996, to $65,907,000 compared to average total loans of approximately $55,667,000 for the three months ended September 30, 1995. This produced interest and fee income of $1,626,154 for the three months ended September 30, 1996, compared to $1,430,000 for the three months ended September 30, 1995, an increase of $196,154 or 13.7%. The investment portfolio income increased $97,765 or 43.2% to $324,314 for the period ended September 30, 1996, as compared to $226,549 for the three months ended September 30, 1995. This increase in investment portfolio revenue is primarily a result of increasing the securities portfolio from $14,417,539 as of September 30, 1995, to $20,115,635 as of September 30,
1996. Other interest income decreased $112,530 or 57.0% to $85,232 for the three months ended September 30, 1996, from $197,762 for the three months ended September 30, 1995. This decrease in revenue is primarily attributed to the decrease in average overnight federal funds from approximately $14,375,000 during the three months ended September 30, 1995, to approximately $2,700,000 for the three months ended September 30, 1996. These funds were used to fund loan growth and increase the longer term investment portfolio. The net interest spread for the three months ended September 30, 1996, was 4.60% compared to 4.38% for the same period ended September 30, 1995.

Total interest expense decreased $42,342 or 6.5% to $604,928 for the three months ended September 30, 1996, from $647,270 for three months ended September 30, 1995. Although average interest bearing deposits increased approximately $4,368,000 or 7.3% from $59,617,189 for the three months ended September 30, 1995, to $63,985,983 for the three months ended September 30, 1996, the three month average cost of interest bearing deposits for the period ended September 30, 1995, was 4.18% compared to the three months ended September 30, 1996, of 3.68%.

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

During the quarter ended September 30, 1996, $45,000 was charged to the provision for loan losses compared to none for the quarter ended September 30, 1995. At September 30, 1996, the allowance for loan losses was $983,957 or 1.4% of total loans. This compares to an allowance of $994,509 or 1.7% as of September 30, 1995. During the quarter ended September 30, 1996, the Bank incurred four charge offs totaling $32,365 as compared to the same quarter ended September 30, 1995, of one charge off totaling $404. There were no loans on non-accrual status at September 30, 1996, and none on non-accrual at September 30, 1995. There were 22 loans past due over 30 days totaling $991,018 or 1.4% of total loans at September 30, 1996, compared to $599,665 or 1.0% of total loans at September 30, 1995. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. The allowance for loan losses at September 30, 1996, in management's opinion is adequate for future losses that may occur in the loan portfolio at this time.

Other Income

Other income for the three months ended September 30, 1996, was $139,743 compared to $92,820 for the three months ended September 30, 1996, an increase of $46,923 or 50.6%. An increase in business in the mortgage loan area resulted in an increase of approximately $22,881 in revenues from service release premiums on mortgages sold to correspondent banks for the period ended September 30, 1996, compared to September 30, 1995. Service charges, fees and commissions were $135,427 for the three months ended September 30, 1996, compared to $88,833 for the three months ended September 30, 1995, an increase of $46,554 or 52.5%. The increase is primarily a result of an increase in total deposits resulting in more service charge fees and commissions.

General and Administrative Expenses

Bank overhead increased $205,982 or 28.0% to $940,719 for the three months period ended September 30, 1996, from $734,737 for the three months ended September 30, 1995. Salaries and employee benefits increased $68,374 or 16.2% to $491,307 for the period ended September 30, 1996, from $422,933 for the three months period ended September 30, 1995. This increase is primarily attributed to annual merit raises given to the employees and the addition of staff for a new office which opened May 24, 1996. Net occupancy expense increased $40,802 or 24.3% to $208,574 for three months ended September 30, 1996, from $167,772 for three months ended September 30, 1995. The increase is attributed to the annual adjustment in the base rent of the bank at 256 Meeting Street, Charleston, South Carolina, and the addition of the new Mt. Pleasant office which was completed in May, 1996. Other operating expenses increased $98,825 or 69.6% to $240,838 for the period ending September 30, 1996, from $142,013 for the period ending September 30, 1995.
The primary causes for this increase was the cost of fees associated with a new receivables financing service of $38,790 for the three months ended September 30, 1996, an increase in business development expenses related to the opening of a new office of $5,372 for the three months ended September 30, 1996, data processing fees increasing by $10,988 due to account growth for the three months ended September 30, 1996, and the cost of supplies to open a new office during this same period.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996, TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Net Income

Net income increased $256,364 or 34.0% to $1,010,557 for the nine months ended September 30, 1996, from $754,193 for the nine months ended September 30, 1995. The increase in net income is primarily a result of an increase in net interest income of $591,099 and the increase in total other income of $274,125 offset by increases in other expenses and income taxes of $384,221 and 164,639, respectively.

Net Interest Income

Net interest income increased $591,099 or 17.0% to $4,061,385 for the nine months ended September 30, 1996, from $3,470,286 for the nine months ended September 30, 1995. Total interest and fee income increased $663,282 or 12.9% to $5,806,857 for the nine months ended September 30, 1996, from $5,143,575 for the nine months ended September 30, 1995. This increase is primarily due to an increase in loan volume. Loans averaged for the nine months ended September 30, 1996, approximately $63,733,000 whereas loans for the same period ended September 30, 1995, averaged approximately $54,813,000 producing interest and fee income of $4,644,464 for the nine months ended September 30, 1996, compared to $4,158,850 for the nine months ended September 30, 1995, or an increase of $485,614 or 11.7%. Also, investment income produced $826,019 for the nine months ended September 30, 1996, as opposed to $698,267 for the same period ended September 30, 1995, an increase of $127,752 or 18.3%. Total interest expense increased $72,183 or 4.3% to $1,745,472 for the nine months ended September 30, 1996, from $1,673,289 for the nine months ended September 30, 1995. The increase from the reporting period 1995 to 1996 is primarily the growth in interest bearing deposits averaging approximately $61,678,000 for the nine months ended September 30, 1996, as opposed to approximately $53,196,000 for the same period ended September 30, 1995. The average net interest spread for the nine months ended September 30, 1996, was 4.65% compared to 4.77% for the same period ended September 30, 1995.

Provision for Loan Losses

The provision for loan losses was $80,000 for the nine months ended September 30, 1996, as compared to $20,000 for the same period in the prior year. For the nine months ended September 30, 1996, the Bank incurred seven charge offs totaling $58,221 as compared to the nine months ended September 30, 1995, of five charge offs totaling $32,095. The allowance for loan losses to total loans at September 30, 1996, was 1.4% compared to 1.7% as of September 30, 1995. There were 22 loans past due over 30 days as of September 30, 1996, totaling $991,018.

Other Income

Total other income for the period ended September 30, 1996, was $282,585 compared to $8,460 for the period ended September 30, 1995. The increase is primarily due to a $244,400 write-down of Other Real Estate Owned during the reporting period of 1995, which was not repeated in the current period.

General and Administrative Expenses

General and administrative expenses increased $384,221 or 17.0% to $2,646,774 for the nine months ended September 30, 1996, from $2,262,553 for the nine months ended September 30, 1995. In part, this increase is due to an annual merit increase for the Company's staff and the increase in employees needed to staff a new office in Mt. Pleasant, South Carolina, resulting in salary and benefits increasing $149,422 or 11.9% for the nine months ended September 30, 1996, compared to the same period for 1995. Occupancy expense increased $76,501 or 15.3% to $577,699 for the nine months ended September 30, 1996, from $501,198 for the nine months ended September 30, 1995. Painting of the 256 Meeting Street office, an annual adjustment in the lease and associated costs for the new office are the reasons for the increase. Total loan costs for the nine months ended September 30, 1996, increased $81,497 from $4,337 for the period ended September 30, 1995, to $85,834 for the period ended September 30, 1996. The increase is due to the cost of remittance fees and discount fees associated with adding a new receivables financing service. Advertising and customer relations increased approximately $43,261 for the nine months ended September 30, 1996, compared to the same period for 1995. This is due to an advertising campaign by the Company and the promotion of the new Mt. Pleasant office. Although other expenses was reduced by the decrease in the FDIC assessment, an increase in overall general expenses negated much of this savings.

LIQUIDITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments and maturing loans. The Company's primary liquid assets accounted for 31.7% and 35.6% of average assets at September 30, 1996, and 1995, respectively. Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of IPCs, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits averaged 87.3% of earning assets during the first six months of 1996 compared to 87.6% of earning assets for the same period ending six months 1995. The Company closely monitors its reliance on certificates on deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At nine months ended September 30, 1996, the Bank's liquidity ratio was 25.8% and for the same period ended September 30, 1995, the liquidity ratio was 34.4%.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering and the retention of earnings less dividends paid and the exercising of stock options in April, 1995, of $124,000 and the exercising of stock options in March, 1996, of $124,000 for a total shareholders' equity at September 30, 1996, of $14,559,037. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established requires a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at September 30, 1996, for the Bank is 21.4% and at September 30, 1995, was 24.3%. The Company has no commitments or immediate plans for significant capital expenditures. The Company opened another branch in its market area in late May, 1996, and believes it can finance this growth primarily with funds provided through normal operations. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In May, 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", an Amendment of SFAS No. 65, which is effective prospectively for years beginning after December 15, 1995. The statement requires the recognition of an asset for the right to service mortgage loans for others, regardless of how those rights were acquired (either purchased or originated). Further, it amends SFAS No. 65 to require assessment of impairment based on fair value. Since the Company does not retain servicing or mortgage loans, the adoption on SFAS No. 122 had no material effect on the Company.

On September 30, 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" which is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. The adoption of this statement did not have a material effect on the Company.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

         EXHIBIT 27 - Financial Data Schedule (for SEC use only)

   (b)   Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BANK OF SOUTH CAROLINA CORPORATION

November 5, 1996

                               BY:   /s/ Hugh C. Lane, Jr.
                                    -------------------------------------
                                      Hugh C. Lane, Jr.
                                      President



                               BY:   /s/ William L. Hiott,
                                    --------------------------------------

                                      William L. Hiott, Jr.
                                      Executive Vice President & Cashier