Form 10KSB
period 1996-12-31
BANK OF SOUTH CAROLINA CORP
filed 1997-03-28
CIK 1007273

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

Commission file number: 0-27702
                        -------

                       BANK OF SOUTH CAROLINA CORPORATION
                 (Name of small business issuer in its charter)

        South Carolina                                        57-1021355
------------------------------                           ----------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification Number)

   256 Meeting Street, Charleston, SC                             29401
   ----------------------------------                             -----
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:  (803) 724-1500
                            --------------

Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained to be best of the registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB. Not applicable
        --------------

Issuer's revenues for its most recent fiscal year: $7,899,225

Aggregate market value of the voting stock held by non-affiliates: $12,627,914

As of March 24, 1997, the Registrant has outstanding 1,170,757 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                       BANK OF SOUTH CAROLINA CORPORATION
                                 AND SUBSIDIARY

                              Table of Contents

                                     PART I                                          Page

Item 1.     Description of Business....................................................3
Item 2.     Description of Property....................................................5
Item 3.     Legal Proceedings..........................................................5
Item 4.     Submission of Matters to Vote of Security Holders..........................5

                                     PART II

Item 5.     Market for the Bank's Common Stock and Related Matters.....................5
Item 6.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................................7
Item 7.     Financial Statements and Supplementary Data...............................18
Item 8.     Changes In and Disagreements With Accountants on Accounting and
            Financial Matters.........................................................37

                                    PART III

Item  9.    Directors and Executive Officers of the Registrant........................38
Item 10.    Compensation of Directors and Executive Officers..........................40
Item 11.    Security Ownership of Certain Beneficial Owners and Management............42
Item 12.    Certain Relationships and Related Transactions............................46

                                     PART IV

Item 13.    Exhibits, Financial Statements and Reports on Form 8-K....................47

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Bank of South Carolina (the "Bank") is a state-chartered financial institution with depository accounts insured by the FDIC which was organized on October 22, 1986, and opened for business on February 26, 1987. The Bank is a wholly-owned subsidiary of Bank of South Carolina Corporation (the "Company"). The reorganization of The Bank of South Carolina into a subsidiary of a one-bank holding company became effective on April 17, 1995. Each issued and outstanding share of the Bank was exchanged for two shares of Bank of South Carolina Corporation stock. Since the primary asset of the Company is its wholly-owned subsidiary, the majority of the following discussion relates to the Bank.

The Bank serves Berkeley, Charleston and Dorchester counties (the "Tri-County Area") as an independent, community-oriented commercial bank concentrating on individuals and small and medium-sized businesses desiring a high level of personalized services.

The Bank offers a full range of deposit services. Checking account services include regular non-interest bearing checking accounts as well as interest bearing negotiable order of withdrawal ("NOW") accounts. Savings and certificate of deposit accounts include accounts ranging from a daily maturity (regular savings and also money market accounts) to longer term certificates as authorized by regulation. The Bank offers two levels of interest to its customers on both money market and NOW accounts. NOW accounts with balances of $20,000 or greater and money market accounts with balances of $10,000 or greater are paid a rate slightly higher than the general market for these types of accounts. In addition, retirement accounts such as IRA (Individual Retirement Accounts) are available. In the last quarter of 1988, the Bank introduced a safekeeping and brokerage service through First Wachovia Brokerage Service Corporation which allows dividends and interest to be credited to an account maintained by the Bank. During the third quarter of 1991, the Bank introduced a cash management service to certain high balance account customers. The service maximizes the earnings for the customer while allowing the Bank to operate within regulatory requirements. All deposit accounts are insured by the FDIC to the full amount permitted by law. Deposit accounts are solicited from individuals, businesses, professional organizations and governmental authorities.

Lending services include a full range of commercial, personal and mortgage loans. The Bank's primary focus is on business lending. The types of commercial loans that are available include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment. The Bank does not emphasize real estate lending for land acquisition, land development or open-end construction loans. The types of personal loans that are available include secured and unsecured loans for such purposes as financing automobiles, home improvements, education and personal investments. Beginning the first quarter of 1994, residential mortgage lending was provided through correspondent relationships. The Bank originates, processes and closes the loan and sells (each individually) to a correspondent.

The Bank offers credit cards (through correspondent banking services) including MasterCard (TM) and Visa (TM) along with a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. Other services offered, but not limited to, include safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the Visa Debit Card Program. This service is called "Check Card" by the Bank and also offers purchases by the cardholder where Visa cards are accepted worldwide using a direct charge to their checking account. The Bank operates a courier service as part of its deposit services for commercial customers and provides a safekeeping brokerage service through one of its correspondent banks. All banking services are available through three banking house locations, 256 Meeting Street, Charleston, SC, 100 N. Main Street, Summerville, SC, and 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC, which opened for business on May 28, 1996. A complete listing of the Bank's services may be referenced in its Annual Report on page 39.

The Bank has spent no appreciable amount in order to determine or develop the services that the Bank offers. Research activities relating to development of bank services were performed by the officers of the Bank during the organization of the Bank and by those officers after the Bank opened for business.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BCHA"), and as such, is under the supervisory and regulatory authority of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a bank holding company registered under the laws of the South Carolina Bank Holding Company Act, the Company is also subject to regulation by the South Carolina State Board of Financial Institutions. Thus, the Company is required to file annual reports and other information with the Federal Reserve and the South Carolina State Board of Financial Institutions regarding its financial condition, results of operations, management and intercompany relationships and transactions between the Company and its subsidiaries.

The Company's subsidiary bank, The Bank of South Carolina, is a state chartered financial institution, and as such, is subject to various statutory requirements, supervision and regulation, of which regular bank examinations are a part, promulgated and enforced primarily by the Federal Deposit Insurance Corporation and the South Carolina State Board of Financial Institutions.

The Company was authorized by its Board of Directors at its December 1995, board meeting to repurchase up to 35,000 shares of its common stock on the open market from time to time. As of this date 35,000 shares have been repurchased by the Company.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment had no material effect on the capital expenditures, earnings and competitive position of the Bank in the fiscal year ended December 31, 1996.

By year end 1996, the Bank employed 49 people, 18 of whom are engaged in management and administrative functions and 31 of whom are engaged in customer service, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.

The business of the Bank is not considered to be seasonal nor is the Bank's business dependent on any one industry.

In the Bank's primary service area, there are 11 commercial banks, of which only one is considered to have its headquarters in the Bank's service area. Of the 11 commercial banks, two have a large share of the market. These two are Wachovia Bank of North Carolina, N.A. and NationsBank. In addition, there are three savings and loan associations and various credit unions with offices in the Tri-County Area. The Bank encounters strong competition from these financial institutions as well as consumer and commercial finance companies, insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust and international banking services, which the Bank is not providing. The Bank does, however, provide a means for clearing international checks and drafts through a third party or correspondent bank.

Since January 1, 1986, South Carolina law has permitted regional interstate banking. Pursuant to such law, several of the banks in the Tri-County Area have been acquired by banks with headquarters outside the State of South Carolina. In addition, South Carolina laws permit statewide branching by banks and savings and loan associations. Accordingly, the Bank could face increased competition from other banks and savings and loan associations not currently located in the Tri-County Area.

ITEM 2.  DESCRIPTION OF PROPERTY

The Bank leases its headquarters and office facilities at 256 Meeting Street in downtown Charleston. The lease of these facilities provides for an initial term of ten years beginning on March 1, 1987, with at least three ten year renewal options upon the same terms as the original lease term with notice of exercise of each option being given at least six months prior to the expiration of each term. Base rent is payable in equal monthly installments of $26,432 in advance. The base rent will increase at the end of each rental year period by the lesser of (i) 8% of the base rent or (ii) the percentage increase in the Consumer Price Index, Urban Index, For All Wage Earners, issued by the U.S. Department of Labor. Since the origination of the Bank's lease, the effective increase was 4% in 1988, 4.4% in 1989, 4.6% in 1990, 6.1% in 1991, 3.1% in 1992, 2.9% in 1993,
2.7% in 1994 and 2.8% in 1995.

On June 30, 1995, the Bank was successful in renegotiating its 256 Meeting Street facilities lease for one hundred forty (140) months with two additional ten year terms. Base rent will be $26,432 monthly payable in advance for the first twenty (20) months and the remaining one hundred twenty (120) months of the term (which began March 1, 1997) and any of the two (2) extensions of the original term of $24,801 per month in advance and is adjustable by 4% of the base rent every two years. In addition, the Bank leases adjacent parking facilities at $1,815 per month.

In October of 1993, the Bank opened an office at 100 N. Main Street, Summerville, SC and entered into a lease agreement on August 9, 1993, with an original termination date of June 30, 1999, and two 5 year options to renew. Rent is $2,261 a month with no increase for the duration of both the original and renewal periods.

On November 1, 1995, the Bank entered into an agreement with an individual to lease property for construction of a new banking facility at 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC. The original term of the lease is for fifteen (15) years with six (6) additional terms of five (5) years each. The base rent for the first ten (10) years will be $2,250 per month paid in advance. Rent for years 11 through 15 and each six (6) option periods shall be adjusted to reflect an annualized return determined by multiplying the average yield on five (5) year U.S. Treasury Notes plus 150 basis points times an assumed raw land value of $325,000. The monthly rent, however, shall never be less than the original rent of $2,250 per month.

The lessors of the Bank facilities are not affiliated with any of the officers or directors of the Bank or the Company or any stockholders having more than five percent (5%) beneficial ownership of the Common Stock of the Company.

All leased properties are in good order and condition.

ITEM 3.  LEGAL PROCEEDINGS

In the opinion of management, there are no legal proceedings pending other than routine litigation incidental to its business. To the knowledge of management, no proceedings have been instituted or are contemplated by or against any governmental authority against or by the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR BANK'S COMMON STOCK AND RELATED MATTERS

There were issued and outstanding 1,157,117 shares of the 3,000,000 authorized shares of common stock of the Company at the close of the Company's fiscal year ended December 31, 1996. These outstanding shares were held by approximately 900 shareholders of record on December 31, 1996. The common stock of the Company is traded in the "over-the-counter" (OTC) market by three market making investment banking firms. These firms are The Robinson-Humphrey Company, Inc., Interstate/Johnson Lane, and Sterne, Agee & Leach, Inc. Stock quotations are available through the National Association of Securities Dealers Automated Quotations (NASDAQ) where the Company's shares are listed as BKSC.

According to information supplied by the National Association of Securities Dealers, Inc., the range of high and low bid quotations for each quarterly period in the fiscal years 1996 and 1995 has been as follows:

                                1996                          1995
                       HIGH             LOW           HIGH             LOW
                       -----------------------------------------------------
First Quarter          16 1/4          14 1/4         11              10 3/4
Second Quarter         16 1/2          14             12 1/2          10 3/4
Third Quarter          16 1/4          14 1/2         12              11
Fourth Quarter         17 3/4          16 1/4         13 3/4          11 3/4

On April 17, 1995, The Bank of South Carolina became a subsidiary of Bank of South Carolina Corporation, a one-bank holding company, and each share of common stock of the Bank was exchanged for two shares of common stock of the Company. All quotations prior to the second quarter of 1995 were for common stock of The Bank of South Carolina. Average shares outstanding and per share data reflect the common stock exchange after the reorganization and have been retroactively restated.

The Board of Directors of the Company declared quarterly dividends in 1996 of $.10 per share to shareholders of record March 29, 1996, payable May 15, 1996, $.10 per share to shareholders of record June 28, 1996, payable August 15, 1996, $.10 per share to shareholders of record September 30, 1996, payable November 15, 1996, and $.10 per share to shareholders of record December 31, 1996, payable February 14, 1997.

During 1995, the Company declared quarterly dividends of $.06 per share to shareholders of record March 31, 1995, payable May 15, 1995, $.08 per share to shareholders of record June 30, 1995, payable August 15, 1995, $.08 per share to shareholders of record September 29, 1995, payable November 15, 1995, and $.08 per share to shareholders of record December 29, 1995, payable February 15, 1996.

As of December 31, 1996, there were approximately 900 shareholders of record and shares held by individuals in street name and on March 11, 1997, the bid and ask prices for the common stock were 23 and 24, respectively. It is the intent of the Company to continue paying dividends in the future.

SUMMARY OF SELECTED FINANCIAL DATA

CONSOLIDATED FINANCIAL HIGHLIGHTS


                                                        1996            1995            1994            1993            1992
                                                    ------------    ------------    ------------    ------------    ------------
FOR DECEMBER 31:
----------------

Net Income                                          $  1,388,808    $  1,049,231    $    705,323    $    643,175    $    677,568
Selected Year End Balances
- Total Assets                                       102,835,416      95,248,079      77,176,341      80,225,926      77,073,836
- Total Loans                                         71,660,124      61,986,536      54,471,114      52,473,245      55,362,015
- Investment Securities                               19,231,905      12,505,634      15,955,605      15,105,901      13,201,743
- Federal Funds Sold and Repurchase Agreements         4,675,000      15,025,000         725,000       9,575,000       4,700,000
- Interest Bearing Deposits in Other Banks                 6,185           5,957           5,742           5,592           5,462
- Earning Assets                                      95,573,214      89,523,127      71,157,461      77,159,738      73,269,219
- Deposits                                            84,830,237      78,990,344      62,465,429      64,814,531      62,005,067
- Shareholders' Equity                                14,893,813      14,515,232      13,287,736      12,955,888      12,514,113
Weighted Average Shares Outstanding (1) (2)            1,169,961       1,176,463       1,166,000       1,166,000       1,166,000


FOR THE YEAR:
-------------

Selected Average Balances
- Total Assets                                        96,379,427      84,596,891      78,107,336      76,955,947      75,298,229
- Total Loans                                         65,468,548      55,870,527      52,079,826      53,313,291      54,427,295
- Investment Securities                               17,614,422      14,564,163      16,742,283      13,503,873      13,845,103
- Federal Funds Sold and Repurchase Agreements         7,622,131       8,653,014       4,358,411       6,468,675       3,507,388
- Interest Bearing Deposits in Other Banks                 6,092           5,868           5,668           5,796          94,473
- Earning Assets                                      90,711,193      79,093,572      73,186,188      73,291,635      71,874,259
- Deposits                                            79,671,917      68,974,795      63,427,727      62,201,593      60,343,442
- Shareholders' Equity                                14,656,129      13,852,365      13,169,210      12,789,832      12,282,707


PERFORMANCE RATIOS:
-------------------

Return on Average Equity                                    9.48%           7.57%           5.36%           5.04%           5.52%
Return on Average Assets                                    1.44%           1.24%            .90%            .84%            .90%
Average Equity to Average Assets                           15.21%          16.37%          16.86%          16.62%          16.31%
Net Interest Margin                                         6.09%           5.95%           5.39%           4.58%           4.63%
Net Charge-offs to Average Loans                             .09%            .10%            .29%            .26%            .37%
Allowance for Loan Losses as a
   Percentage of Average Loans                              1.59%           1.72%           1.91%           1.95%           1.87%


PER SHARE: (1) (2)
------------------

Net Income                                          $       1.19    $        .89    $        .60    $        .55    $        .58
Year End Book Value                                        12.87           12.30           11.40           11.11           10.73
Cash Dividend Declared                                       .39             .27             .20             .17             .15
Dividend Payout Ratio                                      32.93%          30.59%          33.06%          31.31%          25.81%

Full Time Employee Equivalents                                47              39              37              31              27

1) On April 17, 1995, The Bank of South Carolina reorganized into Bank of South Carolina Corporation, a one-bank holding company when each share of common stock of the Bank was exchanged for two shares of common stock of the Corporation. Average shares outstanding and per share data reflect the common stock exchange after the reorganization and have been retroactively restated.

2) On May 15, 1996, Bank of South Carolina Corporation issued a 10% stock dividend. All share and per share data have been retroactively restated.

The following tables, as well as the previously presented consolidated financial highlights, set forth certain selected financial information concerning the Company and its wholly-owned subsidiary. The information was derived from audited consolidated financial statements. The information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations which follows and the audited consolidated financial statements and notes which are presented elsewhere in this report.

                                                                            FOR YEARS ENDED
                                                                              DECEMBER 31,
                                               --------------------------------------------------------------------------
                                                  1996            1995            1994            1993            1992
                                               ----------      ----------      ----------      ----------      ----------
Operating Data:

Interest and fee income                        $7,899,225      $7,013,875      $5,513,791      $4,878,269      $5,303,102
Interest expense                                2,378,414       2,306,545       1,572,987       1,532,547       1,933,158
                                               ----------      ----------      ----------      ----------      ----------
Net interest income                             5,520,811       4,707,330       3,940,804       3,345,722       3,369,944
Provision for loan losses                         140,000          20,000         105,000         160,000         420,000
                                               ----------      ----------      ----------      ----------      ----------
Net interest income after
     provision for loan losses                  5,380,811       4,687,330       3,835,804       3,185,722       2,949,944
Other income                                      500,923         345,677         191,829         277,238         285,791
Other expense                                   3,658,787       3,366,776       2,915,310       2,466,285       2,194,367
                                               ----------      ----------      ----------      ----------      ----------
Income before income taxes                      2,222,947       1,666,231       1,112,323         996,675       1,041,368
Income tax expense                                834,139         617,000         407,000         353,500         363,800
                                               ----------      ----------      ----------      ----------      ----------
Net income                                     $1,388,808      $1,049,231      $  705,323      $  643,175      $  677,568
                                               ==========      ==========      ==========      ==========      ==========
Net income per common share (1) (2)            $     1.19      $      .89      $      .60      $      .55      $      .58
                                               ==========      ==========      ==========      ==========      ==========

Weighted average common shares (1) (2)          1,169,961       1,176,463       1,166,000       1,166,000       1,166,000
Dividends per common share                     $      .39      $      .27      $      .20      $      .17      $      .15

                                                               AS OF
                                                            DECEMBER 31,
                              ------------------------------------------------------------------------
                                  1996           1995           1994           1993           1992
                              ------------   ------------   ------------   ------------   ------------
Balance Sheet Data:

Total investment securities   $ 19,231,905   $ 12,505,634   $ 15,955,605   $ 15,105,901   $ 13,201,742
Total loans                     71,660,124     61,986,536     54,471,114     52,473,245     55,362,015
Allowance for loan losses        1,041,216        960,103        996,386      1,039,870      1,017,962
Total assets                   102,835,416     95,248,079     77,176,341     80,225,926     77,073,836
Total deposits                  84,830,237     78,990,344     62,465,429     64,814,531     62,005,067
Shareholders' equity            14,893,813     14,515,232     13,287,736     12,955,888     12,514,113

1) On April 17, 1995, The Bank of South Carolina reorganized into Bank of South Carolina Corporation, a one-bank holding company when each share of common stock of the Bank was exchanged for two shares of common stock of the Corporation. Average shares outstanding and per share data reflect the common stock exchange after the reorganization and have been retroactively restated.

2) On May 15, 1996, Bank of South Carolina Corporation issued a 10% stock dividend. All share and per share data have been retroactively restated to reflect the 10% stock dividend.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is included to provide the shareholders with an expanded narrative of the Company's results of operations, changes in financial condition, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the audited consolidated financial statements and notes included in this annual report and the Company's 1996 Annual Report on Form 10-KSB. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

On average daily assets of $96,379,427 in 1996, an increase from $84,596,891 in 1995, the Company earned $1,388,808 or $1.19 per share compared to $1,049,231 or $.89 per share for 1995. The return on average assets of 1.44% for 1996 was up from 1.24% for 1995. The return on average shareholders' equity for 1996 was 9.48%, up from 7.57% for 1995. Total average deposits at December 31, 1996, were $79,671,917, up $10,697,122 or 15.51% from year end 1995.

During 1996, the Company declared four quarterly cash dividends of $.10 per share thereby sharing a greater portion of its profits with its owners, compared to prior years.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995, TO DECEMBER 31, 1996

Net income increased $339,577 from $1,049,231 for December 31, 1995, to $1,388,808 for December 31, 1996, increasing net income per common share from $.89 to $1.19 for the same periods. This increase is primarily attributable to increases in net interest income and other income and a loss on other real estate owned in the prior year.

Net interest income increased $813,481 from $4,707,330 for December 31, 1995, to $5,520,811 for December 31, 1996. This increase is due to the Company's volume of average interest earning assets increasing at a faster rate than the average interest bearing liabilities while maintaining a fairly consistent net interest spread for the year.

Total interest and fee income increased 12.62% or $885,350. This increase is due primarily to an increase in interest and fees on loans from $5,607,210 at December 31, 1995, to $6,360,042 at December 31, 1996. Total loans increased from $61,986,536 at December 31, 1995, to $71,660,124 at December 31, 1996. The
average yield on loans decreased from 10.04% to 9.71% for the same periods.

Total interest expense increased 3.12% or $71,869. This increase is due primarily to an increase in interest on deposits from $2,236,115 at December 31, 1995, to $2,313,460 at December 31, 1996. Deposits increased from $78,990,344 at December 31, 1995, to $84,830,237 at December 31, 1996. The average rate on interest bearing liabilities decreased from 4.09% to 3.75% for the same periods.

The provision for loan losses increased from $20,000 at December 31, 1995, to $140,000 at December 31, 1996. The increase in the provision is directly related to the 16% growth in the loan portfolio. The allowance for loan losses as a percentage of average total loans decreased from 1.72% to 1.59% for the same period due to the increase in loans. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. For further discussion, see "Non-accrual and Past Due Loans" and "Allowance for Loan Losses."

Other income increased 44.91% from $345,677 at December 31, 1995, to $500,923 at December 31, 1996, or $155,246. This increase is attributable to an increase in service charges, fees and service release premiums from mortgage loans.

Other expense increased 8.67% or $292,011 from December 31, 1995, to December 31, 1996. This increase is due in part to a 12.72% increase in salaries and employee benefits as a result of the creation of new positions within the Company and an annual merit increase for the Company's staff. This was offset by a loss on other real estate owned in 1995.

Occupancy expense increased $101,386 or 14.78% from $685,965 at December 31, 1995, to $787,351 at December 31, 1996. This increase is primarily due to the addition of the Mt. Pleasant office which opened in May 1996.

Other operating expense increased $250,014 or 37.60% from $664,992 at December 31, 1995, to $915,006 at December 31, 1996. The increase is a result of expenses relating to the opening a new office in Mt. Pleasant during the year as well as increases in other general operating expenses.

Income tax expense increased from $617,000 at December 31, 1995, to $834,139 at December 31, 1996. The Company provides for income taxes at approximately 37% of pretax net income. The increase in income tax expense is directly related to the increase in pretax net income from $1,666,231 at December 31, 1995, to $2,222,947 at December 31, 1996.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1994, TO DECEMBER 31, 1995

Net income increased $343,908 from $705,323 for December 31, 1994, to $1,049,231 for December 31, 1995, increasing net income per common share from $.60 to $.89 for the same periods. This increase is primarily attributable to an increase in net interest income, a reduction in the provision for loan losses and increases in both other income and expense.

Net interest income increased $766,526 from $3,940,804 for December 31, 1994, to $4,707,330 for December 31, 1995. This increase is due to the Company's volume of average interest earning assets increasing at a faster rate than the average interest bearing liabilities as well as the weighted average rate on interest bearing assets increasing more than the rate on the interest bearing liabilities.

Total interest and fee income increased 27% or $1,500,084. This increase is due primarily to an increase in interest and fees on loans from $4,360,882 at December 31, 1994, to $5,607,210 at December 31, 1995. Total loans increased from $54,471,114 at December 31, 1994, to $61,986,536 at December 31, 1995. The
average yield on loans also increased from 8.37% to 10.04% for the same periods.

Total interest expense increased 47% or $733,558. This increase is due primarily to an increase in interest on deposits from $1,531,186 at December 31, 1994, to $2,236,115 at December 31, 1995. Deposits increased from $62,465,429 at December 31, 1994, to $78,990,344 at December 31, 1995. The average rate on interest bearing liabilities also increased from 3.01% to 4.09% for the same periods.

The provision for loan losses decreased from $105,000 at December 31, 1994, to $20,000 at December 31, 1995. The allowance for loan losses as a percentage of total loans also decreased from 1.83% to 1.55% for the same period. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. For further discussion, see "Non-accrual and Past Due Loans" and "Allowance for Loan Losses."

Other income increased from $191,829 at December 31, 1994, to $345,677 at December 31, 1995. This increase is attributable to a 14% increase in service charges, fees and commissions as well as a loss on sale of investment securities in 1994 of $140,443, which was not repeated in 1995.

Other expense increased 15.5% or $451,466 from December 31, 1994, to December 31, 1995. This increase is due to a 13% increase in salaries and employee benefits as a result of the creation of two new positions within the Company and an annual merit increase for the Company's staff. Additionally, in 1995 there was a loss on other real estate owned of $313,000 due to the write down and subsequent sale of other real estate owned. See discussion under "Allowance for Loan Losses."

Income tax expense increased from $407,000 at December 31, 1994, to $617,000 at December 31, 1995. The Company provides for income taxes at approximately 37% of pretax net income. The increase in income tax expense is directly related to the increase in pretax net income from $1,112,323 at December 31, 1994, to $1,666,231 at December 31, 1995.

ASSET AND LIABILITY MANAGEMENT

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. At year end 1996, total assets were $102,835,416, an increase of 7.97% from the end of the previous year. At year end 1996, deposits were $84,830,237, an increase of 7.39% from the end of the previous year, primarily as a result of an increase in all deposit services with the exception of money market accounts.

Approximately 94.12% of the Bank's average assets were earning assets composed of U.S. Treasury and municipal securities in the amount of $17,614,422, Federal Funds Sold and interest bearing deposits in other banks in the amount of $7,628,223 and loans in the amount of $65,468,548. In conjunction with the adoption of SFAS 115, the Company reclassified all of its investment securities to available for sale on January 1, 1994.

The Bank's policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities and to attempt to maintain an asset positive position over a 12 month period. In adhering to this policy, it is anticipated that the Bank's net interest margins will not be materially affected by inflation and changing prices. The interest rate spread for 1996 increased to 4.96% from 4.78% for 1995 and the net interest margin for 1996 increased to 6.09% from 5.95% for 1995 as the result of the decrease in the Bank's average prime rate during 1996 of 8.27% from an average of 8.83% during 1995. Management will continue to monitor its asset sensitive position in times of lower interest rates which might adversely effect its net interest margin.

Since the rates on most of the Bank's interest bearing liabilities can vary on a daily basis, management continues to maintain a loan portfolio priced predominately on a variable rate basis. The Bank seeks stable, long-term deposit relationships to fund its loan portfolio.

Investment securities with relatively short-term remaining maturities were used to fund the increase in loans during 1996. At December 31, 1996, the average maturity of the investment portfolio was 20 months with an average yield of 6.41% compared to 19 months with an average yield of 6.75% at December 31, 1995.

The Bank does not own nor has it ever purchased derivative securities.

The following table summarizes the Bank's interest sensitivity position as of December 31, 1996:

                                                                          3 MONTHS       6 MONTHS      1 YEAR
                                                             LESS         TO LESS        TO LESS       TO LESS
EARNING ASSETS                                              THAN 3         THAN 6         THAN 1        THAN 5         5 YEARS
(IN 000'S)                                     1 DAY        MONTHS         MONTHS          YEAR         YEARS          OR MORE
                                             -----------------------------------------------------------------------------------
Loans                                        $ 60,988      $  4,922       $  1,805       $  1,879      $  1,230      $        --
Investment securities                              --            --          1,014          3,004        15,040               --
Short term investments                              6            --             --             --            --               --
Federal funds sold                              4,675            --             --             --            --               --
                                             --------      --------       --------       --------      --------      -----------
Total                                        $ 65,669      $  4,922       $  2,819       $  4,883      $ 16,270      $        --
                                             ========      ========       ========       ========      ========      ===========

INTEREST BEARING LIABILITIES
(IN 000'S)

CD's 100,000 and over                        $     --      $  8,490       $  4,573       $    936      $     --      $        --
Other time deposits                               365         4,943          3,399          2,500           161               --
Money market and interest
    bearing demand accounts                    34,671            --             --             --            --               --
Savings                                         3,715            --             --             --            --               --
Borrowed money                                  2,392            --             --             --            --               --
                                             --------      --------       --------       --------      --------      -----------
Total                                        $ 41,143      $ 13,433       $  7,972       $  3,436      $    161      $        --
                                             ========      ========       ========       ========      ========      ===========

Net                                          $ 24,526      $ (8,511)      $ (5,153)      $  1,447      $ 16,109      $        --
Cumulative                                                   16,015         10,862         12,309        28,418           28,418

LIQUIDITY

The Bank's liquidity is monitored on a daily basis to insure funds are available to meet the Bank's liquidity requirements. All securities owned by the Bank are classified as available for sale and, as a result, are carried at market value with changes in market value, net of tax adjusted through shareholders' equity. The unrealized gain on securities available for sale, net of income taxes was $108,810 at December 31, 1996, and the unrealized gain net of income taxes was $234,965 at December 31, 1995. At year end 1996, the Bank's federal funds sold totaled $4,675,000.

COMPOSITION OF AVERAGE ASSETS

                           1996          1995          1994          1993          1992
                       -----------   -----------   -----------   -----------   -----------
Loans                  $65,468,548   $55,870,527   $52,079,826   $53,313,291   $54,427,295
Investments             17,614,422    14,564,163    16,742,283    13,503,873    13,845,103
Federal funds sold &
   other investments     7,628,223     8,658,882     4,364,079     6,474,471     3,601,861
Non-earning assets       5,668,234     5,503,319     4,921,148     3,664,312     3,423,970
                       -----------   -----------   -----------   -----------   -----------

Total average assets   $96,379,427   $84,596,891   $78,107,336   $76,955,947   $75,298,229
                       ===========   ===========   ===========   ===========   ===========

Average earning assets increased by $11,617,621 from 1995 to 1996 while average non-earning assets increased by $164,915 primarily as a result of loan growth and an increase in the investment portfolio.

Average loans for 1996 were up by $9,598,021 from 1995 as a result of stronger loan demand. The majority of the growth, or approximately $5,661,000, was in commercial loans which are tied to the Bank's prime rate.

Deposit growth was used to fund the increase in the loan and investment portfolios.

INTEREST INCOME

In 1996, interest income was $7,899,225 compared to $7,013,875 in 1995, an increase of $885,350 or 12.62% from 1995. At the same time, interest expense increased from $2,306,545 in 1995 to $2,378,414 in 1996 an increase of $71,869 or 3.12% resulting in net interest income of $5,520,811 compared to $4,707,330 for 1995, an increase of $813,481 or 17.28%.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

As set forth in the below table, the increase in net interest income of $813,481 for 1996 was the result of increases in volume for loans and investments. The increase in loan income of $752,832 was a result of a decrease of $210,433 due to rate and an increase of $963,265 due to volume. The increase in investment income of $223,033 was due to volume increasing $190,899 and rate increasing $32,134.

The following table shows changes in interest income and expense based upon changes in volume and changes in rates:

                                  1996 vs 1995                         1995 vs 1994                        1994 vs 1993
                      -----------------------------------  ------------------------------------  ----------------------------------
                                               Net Dollar                            Net Dollar                          Net Dollar
                        Volume        Rate     Change(1)     Volume       Rate       Change(1)     Volume       Rate     Change(1)
                      ----------   ---------   ----------  ---------   ----------   -----------  ---------   ---------   ---------
Loans                 $  963,265   $(210,433)  $ 752,832   $ 317,412   $  928,916   $1,246,328   $(107,822)  $ 727,022   $619,200
Investments              190,899      32,134     223,033    (128,266)      53,830      (74,436)    208,849    (167,037)    41,812
Fed funds sold &
  other investments      (58,959)    (31,556)    (90,515)    164,394      163,798      328,192     (68,439)     42,949    (25,490)
                      ----------   ---------   ---------   ---------   ----------   ----------   ---------   ---------   --------
   Interest income    $1,095,205   $(209,855)  $ 885,350   $ 353,540   $1,146,544   $1,500,084   $  32,588   $ 602,934   $635,522
                      ==========   =========   =========   =========   ==========   ==========   =========   =========   ========
Transaction
  accounts            $   80,485   $(198,389)  $(117,904)  $ (35,937)  $  187,422   $  151,485   $ (50,989)  $  53,199   $  2,210
Savings                    7,628      (5,017)      2,611     (31,471)      15,757      (15,714)     80,875      13,026     93,901
Certificates of
  deposit                247,991     (55,354)    192,637     221,870      347,289      569,159     (62,918)        128    (62,790)
Fed funds
  purchased               (5,023)         --      (5,023)      4,820           36        4,856          84          84        168
Securities sold
  under agreements
  to repurchase            6,876        (727)      6,149      (4,455)       9,511        5,056        (800)        596       (204)
Demand notes
  issued to U.S.
  Treasury                  (308)     (6,293)     (6,601)      6,074       12,642       18,716      (2,459)      9,613      7,154
                      ----------   ---------   ---------   ---------   ----------   ----------   ---------   ---------   --------
   Interest expense   $  337,649   $(265,780)  $  71,869   $ 160,901   $  572,658   $  733,557   $ (36,207)  $  76,646   $ 40,439
                      ==========   =========   =========   =========   ==========   ==========   =========   =========   ========
Increase in net
  interest income                              $ 813,481                            $  766,526                           $595,082

(1) VOLUME/RATE CHANGES HAVE BEEN ALLOCATED TO EACH CATEGORY BASED ON THE PERCENTAGE OF EACH TO THE TOTAL CHANGE.

LOAN PORTFOLIO COMPOSITION

The following is a schedule of the Bank's loan portfolio as of December 31, 1996, as compared to December 31, 1995 and December 31, 1994:


                                                                        BOOK VALUE (IN 000'S)
TYPE                                                                  1996         1995          1994
----                                                                -------      -------       -------
Commercial and industrial loans                                     $34,552      $31,073       $24,281
Real estate loans                                                    31,605       26,601        25,043
Loans to individuals for household, family and other
   personal expenditures                                              5,434        4,257         4,896
All other loans (including overdrafts)                                   69           56           251
                                                                    -------      -------       -------

Total loans (excluding unearned income)                             $71,660      $61,987       $54,471
                                                                    =======      =======       =======

The only material change in the composition of the Bank's loan portfolio was a 19% increase in real estate loans due to increased loan demand in the market. As a Bank whose mission is to serve its community, there is a geographic concentration of loans in Charleston, Dorchester and Berkeley counties.

The Bank had no foreign loans or loans to fund leveraged buyouts (LBO's) during 1994, 1995 or 1996.

IMPAIRED AND RESTRUCTURED LOANS

The Bank had three impaired loans with aggregate balances of $63,054 and $73,287 as of December 31, 1996, and 1995, respectively, and one restructured loan with a balance of $69,791 and $82,291 as of December 31, 1996 and 1995, respectively. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

NON-ACCRUAL AND PAST DUE LOANS

The Bank had $38,432 in non-accrual loans as of December 31, 1996, compared to $111,258 as of December 31, 1995. There were $2,792 in loans over 90 days past due still accruing interest as of December 31, 1996, and none as of December 31, 1995.

A loan is generally placed on non-accrual status when principal or interest is over 90 days past due or there is doubt about the collectability of the loan.

ALLOWANCE FOR LOAN LOSSES

The provision to the allowance for loan losses is based on management's and the Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

The total provision to the allowance for loan losses for 1996 was $140,000 compared to $20,000 for 1995. During 1996, loan losses of $63,853 and recoveries of $4,966 were recorded to the allowance for loan losses resulting in a year end allowance for loan losses of $1,041,216 which represents 1.45% of total loans compared to $960,103 or 1.55% of total loans at December 31, 1995.

In May, 1994, the Bank acquired real estate of $951,063 at a foreclosure sale. Also in 1994, after a charge of $148,418 to the allowance for loan losses, the real estate was recorded as other real estate owned at $1,222,000 which was the property's fair value minus estimated selling costs. During 1995, the real estate was written down to $917,300 with the loss being charged to loss on other real estate owned. In January, 1996, the real estate was sold for $980,000 which resulted in proceeds to the Bank of $918,066 after incurring a real estate commission and other selling expenses.

EFFECT OF INFLATION AND CHANGING PRICES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars without consideration of changes in the relative purchasing power over time due to inflation.

Unlike most other industries, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Most of the Company's liabilities are issued with fixed terms and can be repriced only at maturity. During periods of falling interest rates, as experienced from 1991 through 1993, the yield on the Company's assets declines faster than the rates paid on supporting liabilities. This causes a decline in the net interest margin because the difference between what the Company earns on its assets and what it pays on its liabilities becomes narrower. After interest rates have stabilized, there is a period of time until the rates paid on interest-bearing liabilities declines enough to restore the net interest margin. As demonstrated by the improving net interest margin in 1994 and 1995, the opposite effect of increasing net interest income is realized in a rising rate environment given the Company's current balance sheet structure.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank's initial offering and the retention of earnings less dividends paid and the exercising of stock options in April of 1995 of $124,000 and April of 1996 of $124,000 for a total shareholders' equity at December 31, 1996, of $14,893,813. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established requires a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at December 31, 1996, for the Bank was 19.45% and at December 31, 1995, was 20.95%. The Company has applied for another branch in its market area for construction to begin in mid-1997 and believes it can finance this growth primarily with funds provided through normal operations. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to total assets. Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 1996 and 1995, the Company and the Bank are categorized as "well capitalized", respectively, under the regulatory framework for prompt corrective action. To be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company's or the Bank's category.

Please see "Notes to Consolidated Financial Statements" for the Company's and the Bank's various capital ratios at December 31, 1996.

ACCOUNTING AND REPORTING CHANGES

In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. The adoption of this statement did not have a material effect on the Company.

In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights, an Amendment of SFAS No. 65, which is effective prospectively for years beginning after December 15, 1995. The statement requires the recognition of an asset for the right to service mortgage loans for others, regardless of how those rights were acquired (either purchased or originated). Further, it amends SFAS No. 65 to require assessment of impairment based on fair value. The Company recently commenced the origination and sale of mortgage loans. Currently the Company is pre-selling all mortgages and their related servicing and, based upon the Company's present mortgage lending operation. This statement did not have a material adverse effect on the Company.

In October, 1995, the FASB issued SFAS No. 123, Accounting for Stock Based Compensation. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 123 provides guidance on the valuation of compensation costs arising from both fixed and performance stock compensation plans. The adoption of this statement did not have a material effect on the Company. The Company elected to continue to record stock-based compensation in accordance with APB 25 and disclose proforma changes to net income and earnings per share in the footnotes to the financial statements.

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The statement is effective for transactions occurring after December 31, 1996. The Statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on the balance sheet those assets it no longer controls and liabilities it has satisfied. This statement contains special provisions that deal with servicing assets and liabilities, which supersede SFAS No. 122, but this statement retains the impairment and amortization approaches contained in SFAS No. 122. The Company does not anticipate that adoption of this standard will have a material effect on the Company's financial statements in 1997.

In December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125, an amendment to SFAS No. 125, which is effective December 31, 1996. This statement delays the effective date of certain provisions of SFAS No. 125 until after December 31, 1997. The amended provisions include those related to the transfers of financial assets and secured borrowings. The provisions in SFAS No. 125 related to servicing assets and liabilities are not delayed by this amendment. The Company does not anticipate that adoption of this standard will have a material effect on the Company's financial statements.

INDUSTRY DEVELOPMENTS

Certain recently enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institution's industry. Among the recently enacted bills is legislation to assess BIF members with one-fifth of the assessment rate imposed upon thrifts to cover the annual $780,000,000 Financing Corp. (FICO) bond obligation. This assessment computes to 130 basis points for banks in the years 1997 through 1999. Starting in the year 2000 until the FICO bonds are retired, banks and thrifts will pay the assessment on a pro rata basis (estimated to run about 2.5 basis points for banks). The Company is unable to assess the impact of other legislation on its financial condition or operations at this time.

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. The Board of Directors of the Bank approved the contribution of $146,184 to The Bank of South Carolina Employee Stock Ownership Plan and Trust for the purchase of 10,178 shares of common stock for the fiscal year ended December 31, 1996. The contribution was made during 1996. T. Dean Harton, Sheryl G. Sharry and Nathaniel I. Ball, III, currently serve as Plan Administrator. Nathaniel I. Ball, III, currently serves as Trustee for the Plan. The Plan currently owns 79,708 shares of common stock of Bank of South Carolina Corporation.

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING
LIABILITIES

                                           1996                                1995                                  1994
                      ------------------------------------------------------------------------------------------------------------
                                      Interest    Average                 Interest    Average                  Interest   Average
                        Average        Paid/       Yield/     Average       Paid/      Yield/      Average       Paid/     Yield/
                        Balance        Earned       Rate      Balance       Earned      Rate       Balance       Earned     Rate
                      -----------    ----------   -------   -----------   ----------  -------    -----------   ---------- --------
INTEREST-EARNING
    ASSETS:

Loans                 $65,468,548    $6,360,042     9.71%   $55,870,527   $5,607,210    10.04%   $52,079,826   $4,360,882     8.37%
Investment
    securities         17,614,422     1,134,525     6.44%    14,564,163      911,492     6.26%    16,742,283      985,928     5.89%
Federal funds
    sold                7,622,131       404,430     5.31%     8,653,014      494,958     5.72%     4,358,411      166,832     3.83%
Other short-term
    investments             6,092           228     3.74%         5,868          215     3.66%         5,668          149     2.63%
                      -----------    ----------    -----    -----------   ----------   ------    -----------   ----------   ------
Total earning
    assets            $90,711,193    $7,899,225     8.71%   $79,093,572   $7,013,875     8.87%   $73,186,188   $5,513,791     7.53%
                      ===========    ==========    =====    ===========   ==========   ======    ===========   ==========   ======

INTEREST-BEARING
    LIABILITIES:

Interest bearing
    transaction
    accounts          $35,429,864    $  993,501     2.80%   $33,037,384   $1,111,404     3.36%   $34,312,343   $  959,919     2.80%
Savings                 4,991,111       166,647     3.34%     4,769,316      164,036     3.44%     5,781,571      179,751     3.11%
Certificates of
    deposit            21,727,528     1,153,312     5.31%    17,269,528      960,675     5.56%    11,022,901      391,516     3.55%
Federal funds
    purchased                  --            --     0.00%        85,863        5,023     5.85%         2,877          167     5.80%
Securities sold
    under agreement
    to repurchase         486,793        24,764     5.09%       355,488       18,615     5.24%       529,451       13,558     2.56%
Demand notes
    issued to U.S.
    Treasury              820,617        40,190     4.90%       826,061       46,792     5.66%       679,126       28,075     4.13%
                      -----------    ----------    -----    -----------   ----------   ------    -----------   ----------   ------
Total interest
    bearing
    liabilities       $63,455,913    $2,378,414     3.75%   $56,343,640   $2,306,545     4.09%   $52,338,269   $1,572,987     3.01%
                      ===========    ==========    =====    ===========   ==========   ======    ===========   ==========   ======

Net interest spread                                 4.96%                                4.78%                                4.52%
Net interest margin          6.09%                                 5.95%                                5.39%
Net interest income                  $5,520,811                           $4,707,330                           $3,940,804

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Bank of South Carolina Corporation and subsidiary
Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and subsidiary (the "Corporation") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. The consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Corporation at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick


Greenville, South Carolina
January 17, 1997

CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
ASSETS                                                          1996            1995
                                                           -------------    ------------
Cash and due from banks                                    $   5,980,344    $  4,239,424
Interest bearing deposits in other banks                           6,185           5,957
Federal funds sold and repurchase agreements                   4,675,000      15,025,000
Investment securities available for sale (note 2)             19,231,905      12,505,634
Loans (note 3 and note 8)                                     71,660,124      61,986,536
    Less:  Allowance for loan losses                          (1,041,216)       (960,103)
                                                           -------------    ------------
Net loans                                                     70,618,908      61,026,433
Accrued interest receivable                                      778,966         667,280
Premise, equipment and leasehold
    improvements, net (note 4)                                 1,149,994         543,326
Other real estate owned                                               --         917,300
Other assets (note 6)                                            394,114         317,725
                                                           -------------    ------------
         Total assets                                      $ 102,835,416    $ 95,248,079
                                                           =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits:
         Non-interest bearing demand                       $  21,380,352    $ 19,398,922
         Interest bearing demand                              16,969,563      15,410,415
         Money market accounts                                17,397,957      19,414,137
         Certificates of deposit $100,000 and over            13,790,007      11,941,512
         Other time deposits                                  11,577,303       9,143,811
         Other savings deposits                                3,715,055       3,681,547
                                                           -------------    ------------
            Total deposits                                    84,830,237      78,990,344

    Short-term borrowings (note 5)                             2,392,408       1,078,569
    Accrued interest payable and other liabilities               718,958         663,934
                                                           -------------    ------------
         Total liabilities                                    87,941,603      80,732,847
                                                           -------------    ------------

Commitments and contingencies (note 7)

Shareholders' equity (notes 10, 11 and 12):
    Common stock - No par, 3,000,000 authorized,
         Issued and outstanding 1,157,117 shares in 1996
         and 1,179,640 shares in 1995                                 --              --
    Additional paid in capital                                12,082,882      10,724,000
    Retained earnings                                          3,252,807       3,556,267
    Treasury stock (35,000 shares)                              (550,686)             --
    Unrealized gain on securities available for sale,
      net of income taxes                                        108,810         234,965
                                                           -------------    ------------
         Total shareholders' equity                           14,893,813      14,515,232
                                                           -------------    ------------

         Total liabilities and shareholders' equity        $ 102,835,416    $ 95,248,079
                                                           =============    ============

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    YEARS ENDED DECEMBER 31,
                                                1996          1995          1994
                                            -----------    ----------   -----------
Interest and fee income
    Interest and fees on loans              $ 6,360,042    $5,607,210   $ 4,360,882
    Interest and dividends
         on investment securities             1,134,525       911,492       985,928
    Other interest income                       404,658       495,173       166,981
                                            -----------    ----------   -----------
         Total interest and fee income        7,899,225     7,013,875     5,513,791
                                            -----------    ----------   -----------

Interest expense
    Interest on deposits                      2,313,460     2,236,115     1,531,186
    Interest on short-term borrowings            64,954        70,430        41,801
                                            -----------    ----------   -----------
         Total interest expense               2,378,414     2,306,545     1,572,987
                                            -----------    ----------   -----------

Net interest income                           5,520,811     4,707,330     3,940,804
    Provision for loan losses (note 3)          140,000        20,000       105,000
                                            -----------    ----------   -----------
Net interest income after
    provision for loan losses                 5,380,811     4,687,330     3,835,804
                                            -----------    ----------   -----------

Other income
    Service charges, fees and commissions       488,794       331,959       291,213
    Loss on sale of investment securities        (2,569)           --      (140,443)
    Other non-interest income                    14,698        13,718        41,059
                                            -----------    ----------   -----------
         Total other income                     500,923       345,677       191,829
                                            -----------    ----------   -----------

Other expense
    Salaries and employee benefits            1,896,964     1,682,957     1,484,683
    Net occupancy expense                       787,351       685,965       648,084
    Net cost of other real estate owned           1,088        19,822        21,646
    Loss on other real estate owned              58,378       313,040            --
    Other operating expenses (note 9)           915,006       664,992       760,897
                                            -----------    ----------   -----------
         Total other expense                  3,658,787     3,366,776     2,915,310
                                            -----------    ----------   -----------

Income before income tax expense              2,222,947     1,666,231     1,112,323
Income tax expense (note 6)                     834,139       617,000       407,000
                                            -----------    ----------   -----------

Net income                                  $ 1,388,808    $1,049,231   $   705,323
                                            ===========    ==========   ===========

Net income per common share                 $      1.19    $      .89   $       .60
                                            ===========    ==========   ===========

Cash dividends per common share             $       .39    $      .27   $       .20
                                            ===========    ==========   ===========

Book value                                  $     12.87    $    12.30   $     11.40
                                            ===========    ==========   ===========

Weighted average shares outstanding           1,169,961     1,176,463     1,166,000
                                            ===========    ==========   ===========

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS SHAREHOLDERS' EQUITY

                                                                                                Unrealized
                                                                                                gain (loss)
                                                                                               on securities
                                      Common        Additional       Retained       Treasury     available
                                       Stock      Paid In Capital    Earnings        Stock        for sale         Total
---------------------------------------------------------------------------------------------------------------------------
December 31, 1993                   $ 5,300,000     $ 5,300,000    $ 2,355,888     $      --     $      --     $ 12,955,888

Net income                                   --              --        705,323            --            --          705,323

Unrealized loss
   on securities
   available for sale,
   net of income taxes                       --              --             --            --      (140,275)        (140,275)

Cash dividends                               --              --       (233,200)           --            --         (233,200)
                                    -----------     -----------    -----------     ---------     ---------     ------------

December 31, 1994                   $ 5,300,000     $ 5,300,000    $ 2,828,011     $      --     $(140,275)    $ 13,287,736

Reorganization of The Bank
   of South Carolina into a
   one-bank holding company          (5,300,000)      5,300,000             --            --            --               --

Shares issued for the
   exercise of stock options                 --         124,000             --            --            --          124,000

Net income                                   --              --      1,049,231            --            --        1,049,231

Change in unrealized gain
   (loss) on securities
   available for sale,
   net of income taxes                       --              --             --            --       375,240          375,240

Cash dividends                               --              --       (320,975)           --            --         (320,975)
                                    -----------     -----------    -----------     ---------     ---------     ------------

December 31, 1995                   $        --     $10,724,000    $ 3,556,267     $      --     $ 234,965     $ 14,515,232

Shares issued for the
   exercise of stock options                 --         124,000             --            --            --          124,000

Purchase of
   treasury stock                            --              --             --      (550,686)           --         (550,686)

Net income                                   --              --      1,388,808            --            --        1,388,808

Change in unrealized gain
   (loss) on securities
   available for sale,
   net of income taxes                       --              --             --            --      (126,155)        (126,155)

Common stock dividend                        --       1,234,882     (1,234,882)           --            --               --

Cash dividends                               --              --       (457,386)           --            --         (457,386)
                                    -----------     -----------    -----------     ---------     ---------     ------------

December 31, 1996                   $        --     $12,082,882    $ 3,252,807     $(550,686)    $ 108,810     $ 14,893,813
                                    ===========     ===========    ===========     =========     =========     ============




          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                    1996             1995             1994
                                                                                ------------     ------------     ------------
Cash flows from operating activities:
    Net income                                                                  $  1,388,808     $  1,049,231     $    705,323
    Adjustments to reconcile net income
     to net cash provided by operating activities:
        Depreciation                                                                 157,223          121,587          116,125
        Amortization of organizational costs                                           7,446            4,689               --
        Provision for loan losses                                                    140,000           20,000          105,000
        Deferred income taxes                                                         71,000         (123,000)           6,000
        Loss on other real estate owned                                               58,378          313,040               --
        Loss on sale of investment securities                                          2,569               --          140,443
        Net accretion (amortization) of unearned
            discounts/premiums on investment securities                                4,841           34,935           10,514
        (Increase) in accrued interest receivable
            and other assets                                                        (192,429)         (44,499)        (389,138)
        Increase in accrued interest payable and
            other liabilities                                                         55,024          369,896          235,512
                                                                                ------------     ------------     ------------
Net cash provided by operating activities                                          1,692,860        1,745,879          929,779
                                                                                ------------     ------------     ------------

Cash flows from investing activities:
    Proceeds from sales/maturities of investment securities
        available for sale                                                         5,036,383        5,013,882        9,939,797
    Purchase of investment securities available for sale                         (11,970,311)      (1,001,875)     (11,080,733)
    Net increase in loans                                                         (9,732,475)      (7,571,705)      (3,368,353)
    Proceeds from the sale of other real estate owned                                858,922               --               --
    Purchase of premise, equipment and
        leasehold improvement, net                                                  (763,891)         (65,613)         (79,715)
                                                                                ------------     ------------     ------------
Net cash provided (used) by investing activities                                 (16,571,372)      (3,625,311)      (4,589,004)
                                                                                ------------     ------------     ------------

Cash flows from financing activities:
    Net increase (decrease) in deposit accounts                                    5,839,893       16,524,915       (2,349,102)
    Net increase (decrease) in short-term borrowings                               1,313,839          (50,569)      (1,180,096)
    Dividends                                                                       (457,386)        (320,975)        (233,200)
    Treasury stock                                                                  (550,686)              --               --
    Stock options exercised                                                          124,000          124,000               --
                                                                                ------------     ------------     ------------
Net cash provided (used) by financing activities                                   6,269,660       16,277,371       (3,762,398)
                                                                                ------------     ------------     ------------

Net (decrease) increase in cash and cash equivalents                              (8,608,852)      14,397,939       (7,421,623)
Cash and cash equivalents at beginning of year                                    19,270,381        4,872,442       12,294,065
                                                                                ------------     ------------     ------------

Cash and cash equivalents at end of year                                        $ 10,661,529     $ 19,270,381     $  4,872,442
                                                                                ============     ============     ============

Supplemental disclosure of cash flow data:
   Cash paid during the year for:
        Interest                                                                $  2,417,733     $  2,145,329     $  1,564,142
        Income taxes                                                                 766,382          582,218          410,050
        Transfer of investment securities held to
           maturity to available for sale                                                 --               --       15,105,901
        Transfer of loans to other real estate owned                                      --               --        1,222,000
        Change in unrealized gain on securities available for sale,
            net of income taxes                                                      126,155          375,240          140,275

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a summary of the more significant accounting policies used in preparation and presentation of the accompanying consolidated financial statements. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addtion, they affect the reported amounts of income and expense during the reporting period. Actual results could differ from these estimates and assumptions.

         PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Bank of South Carolina Corporation (the "Company") and its wholly-owned subsidiary, The Bank of South Carolina (the "Bank"). In consolidation, all significant intercompany balances and transactions have been eliminated. Bank of South Carolina Corporation is a one-bank holding company organized under the laws of the State of South Carolina. The Bank provides a broad range of consumer and commercial banking services, concentrating on individuals and small and medium-sized businesses desiring a high level of personalized services.

         The reorganization of the Bank into a one-bank holding company became effective on April 17, 1995. All issued and outstanding shares of the Bank's stock were converted into two shares of the Company's stock.

         INVESTMENT SECURITIES: The Company accounts for its investment securities in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments are classified into three categories as follows: (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost;
         (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.

         LOANS AND ALLOWANCE FOR LOAN LOSSES: The Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, on January 1, 1995. This statement requires that all creditors value loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan's fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate.

         SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.

         When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

         A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 1996, all impaired loans were accruing interest.

         The allowance for loan losses is based on management's evaluation of the loan portfolio under current economic conditions. The evaluation includes a review of delinquencies and an estimate of the possibility of loss based on the risk characteristics of the portfolio. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is subject to periodic evaluations by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

         PREMISE, EQUIPMENT AND LEASEHOLD IMPROVEMENT AND DEPRECIATION:
         Buildings and equipment are carried at cost less accumulated depreciation, calculated on the straight-line method over the estimated useful life of the related assets ranging from 20 years and 3 to 15 years, respectively, for financial reporting purposes and an accelerated method for income tax purposes. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. Maintenance and repairs are charged to operating expenses as incurred.

         OTHER REAL ESTATE OWNED: Other real estate owned is recorded at the lower of fair value minus estimated selling costs or cost. Gains and losses on the sale of other real estate owned and write-downs from periodic reevaluation are charged to other operating expenses.

         INCOME TAXES: Effective January 1, 1993, the Company adopted SFAS No. 109 with no material effect on the Company. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         INCOME PER COMMON SHARE: Income per common share is based on the weighted average number of shares outstanding. Outstanding stock options are common stock equivalents but have no material dilutive effect on income per common share.

         CASH FLOWS: Cash and cash equivalents includes working cash funds, due from banks, items in process of collection and federal funds sold. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average reserve requirement was $755,000 and $618,000 for the reserve periods ended December 31, 1996, and 1995, respectively.

         RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 1996 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

   2.    INVESTMENT SECURITIES AVAILABLE FOR SALE

         The amortized cost and market values of investment securities available for sale are summarized as follows:

                                                    DECEMBER 31, 1996
                                     ------------------------------------------------
                                                     GROSS     GROSS
                                      AMORTIZED   UNREALIZED UNREALIZED     MARKET
                                         COST        GAINS     LOSSES        VALUE
                                     ------------------------------------------------
         U.S. Treasury Obligations   $18,989,786   $202,132   $(29,418)   $19,162,500
         Municipal Securities             69,405         --         --         69,405
                                     -----------   --------   --------    -----------

              Total                  $19,059,191   $202,132   $(29,418)   $19,231,905
                                     ===========   ========   ========    ===========


                                                    DECEMBER 31, 1995
                                     ------------------------------------------------
                                                     GROSS     GROSS
                                      AMORTIZED   UNREALIZED UNREALIZED     MARKET
                                         COST        GAINS     LOSSES        VALUE
                                     ------------------------------------------------
         U.S. Treasury Obligations   $12,024,384   $372,961   $     --    $12,397,345
         Municipal Securities             83,289         --         --         83,289
         Corporate Stock                  25,000         --         --         25,000
                                     -----------   --------   --------    -----------

              Total                  $12,132,673   $372,961   $     --    $12,505,634
                                     ===========   ========   ========    ===========

         The amortized cost and market value of investment securities at December 31, 1996, by contractual maturity are as follows:

                                                      AMORTIZED        MARKET
                                                         COST           VALUE
                                                     -----------     -----------
         Due in one year or less                     $ 4,018,751     $ 4,048,881
         Due in one year to five years                15,040,440      15,183,024
                                                     -----------     -----------

         Total                                       $19,059,191     $19,231,905
                                                     ===========     ===========

         The Company had $2,997,500 proceeds from the sale of investment securities which resulted in a realized loss of $2,569 during the year ended December 31, 1996 and no proceeds from the sale of investment securities during the year ended December 31, 1995. The Company had proceeds of $4,836,297 from the sale of investment securities which resulted in a realized loss of $140,443 during the year ended December 31, 1994.

         The carrying value of investment securities pledged to secure deposits and other balances was approximately $10,846,000 and $9,880,000 at December 31, 1996 and 1995, respectively.

   3.    LOANS

         Major classifications of loans are as follows:

                                                          DECEMBER 31,
                                                     1996              1995
                                                 ------------      ------------
              Commercial loans                   $ 55,027,846      $ 49,367,028
              Residential mortgage                  7,869,543         5,881,511
              Consumer loans                        5,087,491         3,792,685
              Personal bank lines                   3,607,898         2,910,414
              Other                                    67,346            34,898
                                                 ------------      ------------
                                                   71,660,124        61,986,536
              Allowance for loan losses            (1,041,216)         (960,103)
                                                 ------------      ------------

              Loans, net                         $ 70,618,908      $ 61,026,433
                                                 ============      ============

         Changes in the allowance for loan losses are summarized as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                 1996          1995          1994
                                             -----------    ---------    -----------
              Balance at beginning of year   $   960,103    $ 996,386    $ 1,039,870
              Provision for loan losses          140,000       20,000        105,000
              Charge offs                        (63,853)     (67,535)      (163,892)
              Recoveries                           4,966       11,252         15,408
                                             -----------    ---------    -----------
              Balance at end of year         $ 1,041,216    $ 960,103    $   996,386
                                             ===========    =========    ===========

         The Company grants short to intermediate term commercial and consumer loans to customers throughout its primary market area of Charleston, Berkeley and Dorchester Counties, South Carolina. The Company's primary market area is heavily dependent on the tourism and military industries. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the stability of the economic environment in their primary market including the tourism and military industries. Except for the fact that the majority of the loan portfolio is located in the Bank's immediate market area, there were no concentrations of loans in any type of industry, type of property or to one borrower.

         As of December 31, 1996 and 1995, the Company had loans on non-accrual totalling approximately $38,000 and $111,000, respectively. The additional amount of gross income that would have been recorded during 1996 and 1995 if these loans had performed as agreed would have been approximately $438 and $4,497, respectively.

         At December 31, 1996 and 1995, impaired loans amounted to $63,054 and $73,287, respectively. Included in the allowance for loan losses is $0 and $11,740 related to the above impaired loans. For the years ended December 31, 1996 and 1995, the average recorded investment in impaired loans was $68,256 and $78,145, respectively, and $6,009 in 1996 and $8,439 in 1995 of interest income was recognized on loans while they were impaired. All of this income was recognized using the accrual method of accounting.

         At December 31, 1996 and 1995, there was a troubled debt restructuring totaling $69,791 and $82,291, respectively, which was modified prior to the adoption of SFAS No. 114 and which was performing in accordance with its modified terms.

   4.    PREMISE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Premise, equipment and leasehold improvements are summarized as follows:

                                                            DECEMBER 31,
                                                       1996             1995
                                                   -----------      -----------
              Bank buildings                       $   583,959      $        --
              Lease purchase                            30,000           30,000
              Leasehold improvements                   202,789          187,136
              Equipment                              1,079,803          925,541
                                                   -----------      -----------
                                                     1,896,551        1,142,677
              Accumulated depreciation                (746,557)        (599,351)
                                                   -----------      -----------
              Total                                $ 1,149,994      $   543,326
                                                   ===========      ===========

   5.    SHORT-TERM BORROWINGS

         Short-term borrowings are summarized as follows:

                                                                    DECEMBER 31,
                                                                  1996         1995
                                                               ----------   ----------
              Securities sold under agreements to repurchase   $  480,559   $  642,266
              U.S. Treasury, Tax and Loan deposit notes         1,911,849      436,303
                                                               ----------   ----------

              Total                                            $2,392,408   $1,078,569
                                                               ==========   ==========

         Securities sold under agreements to repurchase with customers mature on demand. These borrowings were collateralized by U.S. Treasury Notes with carrying values of $558,220 and $800,776 and market values of $557,431 and $808,405 at December 31, 1996 and 1995, respectively. The agreements to repurchase had weighted average interest rates of 5.08% and 5.36% at December 31, 1996 and 1995, respectively. The maximum amount outstanding at any month end was $575,180 and $709,913 for the years ended December 31, 1996 and 1995, respectively. The average amount of outstanding agreements to repurchase was $486,793 and $355,488 during the periods ended December 31, 1996 and 1995, respectively. The securities underlying the repurchase agreements were held in safekeeping by an authorized broker. At the maturity dates of these transactions, the securities are returned to the account of the Bank.

   6.    INCOME TAXES

         Income tax expense (benefit) consists of:

                                                 YEARS ENDED DECEMBER 31,
                                           1996            1995           1994
                                        ---------       ---------       --------
         Current:
              Federal                   $ 686,825       $ 697,000       $369,000
              State                        76,314          43,000         32,000
                                        ---------       ---------       --------
                                          763,139         740,000        401,000
                                        ---------       ---------       --------
         Deferred:
              Federal                      71,000        (123,000)         6,000
              State                            --              --             --
                                        ---------       ---------       --------
                                           71,000        (123,000)         6,000
                                        ---------       ---------       --------
         Total                          $ 834,139       $ 617,000       $407,000
                                        =========       =========       ========

         The Company's effective income tax rate differs from the statutory Federal income tax rate of 34% as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                            1996       1995       1994
                                                          --------   --------   --------
         Provision for tax at statutory federal income
              tax rate                                    $755,802   $566,519   $378,190
         State income taxes, net of federal tax benefit     50,367     28,380     21,120
         Other, net                                         27,970     22,101      7,690
                                                          --------   --------   --------

         Provision for income tax                         $834,139   $617,000   $407,000
                                                          ========   ========   ========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are presented below:

                                                                    DECEMBER 31,
                                                                   1996       1995
                                                                 --------   --------
              Deferred tax assets:

              Bad debt reserves                                  $308,000   $290,000
              Tax basis of real estate versus carrying value
                 for financial reporting purposes                      --    106,000
                                                                 --------   --------
              Total gross deferred tax assets                     308,000    396,000
                                                                 --------   --------

              Deferred tax liabilities:

              Unrealized gain on securities available for sale     63,904    137,995
              Fixed assets, principally due to differences
                 in depreciation                                   35,000     49,000
              Other                                                12,000     15,000
                                                                 --------   --------
              Total gross deferred tax liabilities                110,904    201,995
                                                                 --------   --------

              Net deferred tax asset                             $197,096   $194,005
                                                                 ========   ========

         There was no valuation allowance for potential deferred tax assets at either December 31, 1996 or December 31, 1995. No valuation allowance has been established as it is management's belief that realization of the deferred tax asset is more likely than not. The net deferred tax asset is included in other assets on the consolidated balance sheets.

         A portion of the change in the net deferred tax asset relates to the unrealized gains and losses on securities available for sale. The related current period deferred tax benefit of $74,091 has been recorded directly to shareholders' equity. The balance of the change in the net deferred tax asset results from the current period deferred tax expense of $71,000.

   7.    COMMITMENTS AND CONTINGENCIES

         The Company has entered into agreements to lease equipment and its office facilities under noncancellable operating lease agreements expiring on various dates through 2010. The Company may, at its option, extend the lease of its office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods, extend the lease of its office facility at 100 N. Main Street, Summerville, South Carolina, for two additional five year periods and extend the land lease where the Mt. Pleasant office is constructed for six additional five year periods. Minimum rental commitments for these leases as of December 31, 1996, are as follows:

                           1997                                    381,901
                           1998                                    384,012
                           1999                                    381,436
                           2000                                    370,068
                           2001 and thereafter                   4,122,558
                                                                ----------

                           Total                                $5,639,975
                                                                ==========

         Total rental expense was $380,637, $350,086, and $336,810 in 1996,
         1995, and 1994, respectively.

         The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including unused lines of credit, amounted to $16,897,267 and $15,163,000 at December 31, 1996 and 1995, respectively.

         Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. Commitments under standby letters of credit amounted to $1,437,650 and $1,055,000 at December 31, 1996 and 1995, respectively.

   8.    RELATED PARTY TRANSACTIONS

         In the opinion of management, loans to officers and directors of the Company are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectibility. There were no outstanding loans to executive officers of the Company as of December 31, 1996. Related party loans are summarized as follows:

                                                            DECEMBER 31,
                                                        1996            1995
                                                    -----------     -----------
              Balance at beginning of year          $ 2,133,686     $ 2,670,941
              New loans or advances                   2,178,429         893,470
              Repayments                             (1,721,167)     (1,430,725)
                                                    -----------     -----------

              Balance at end of year                $ 2,590,948     $ 2,133,686
                                                    ===========     ===========

   9.    OTHER EXPENSE

         A summary of the components of other operating expense are as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                       1996       1995       1994
                                                     --------   --------   --------
              Advertising and business development   $ 85,966   $ 19,969   $ 18,735
              Supplies                                110,396     91,063    117,533
              Telephone and postage                   106,379     83,672     74,429
              Insurance                                34,469     32,423     28,783
              Professional fees                       110,358     96,158    120,555
              Data processing services                 89,998     70,388     72,156
              State and FDIC insurance and fees        14,927     85,857    159,526
              Other                                   362,513    185,462    169,180
                                                     --------   --------   --------

              Total                                  $915,006   $664,992   $760,897
                                                     ========   ========   ========

  10.    STOCK DIVIDEND

         The Board of Directors approved a 10% stock dividend on April 9, 1996, for shareholders of record April 30, 1996, and effective May 15, 1996. All share and per share data have been retroactively restated to reflect the 10% stock dividend.

  11.    INCENTIVE STOCK OPTION PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

         The Company has an incentive stock option plan for the benefit of eligible officers and employees. A total of 110,000 shares were reserved and 99,000 shares have subsequently been granted under the plan. Options for 27,940 shares with an exercise price of $9.09 and 16,500 shares with an exercise price of $9.44 have expired. No options were granted during 1996. Options for 27,280 shares with an exercise price of $9.09 remain outstanding. Options for 13,640 shares at $9.09 were exercised during 1996 and 1995. Of the remaining options for 27,280 shares at $9.09, options for 13,640 shares are exercisable annually in 1997 and 1998 and expire if not exercised by the end of the exercise period each year.

         In the event of a prospective reorganization, consolidation or sale of substantially all of the assets or any other form of corporate reorganization in which the Company would not be the surviving entity or in the event of the acquisition, directly or indirectly, of the beneficial ownership of twenty-four percent (24%) of the Common Stock of the Company or the making, orally or in writing, of a tender offer for, or any request or invitation for tender of, or any advertisement making or inviting tenders of the Company stock by any person, all options in effect at that time would accelerate so that all options would become immediately exercisable and could be exercised within one year immediately following the date of acceleration but not thereafter.

         The Company established an Employee Stock Ownership Plan (ESOP) effective January 1, 1989. Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a Plan year is eligible to participate in the Plan. Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code section 415. The Company recognizes expense when the contribution is approved by the Board. The total expenses charged by the Company amounted to $146,184, $144,720 and $103,699 for the years ended December 31, 1996, 1995 and 1994, respectively.

  12.    REGULATORY CAPITAL REQUIREMENTS

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to total assets. Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

         At December 31, 1996 and 1995, the Company and the Bank are categorized as "well capitalized," respectively, under the regulatory framework for prompt corrective action. To be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.

                                                                                                                 To Be Well
                                                                                                              Capitalized Under
                                                                                           For Capital        Prompt Corrective
                                                                      Actual            Adequacy Purposes     Action Provisions
                                                                      ------            -----------------     -----------------
                                                               Amount        Ratio      Amount      Ratio      Amount     Ratio
                                                              ------------------------------------------------------------------
         As of December 31, 1996:
           Total capital to
             risk-weighted assets:
              Company                                         $15,722        20.98%    $ 5,996      8.00%     $ 7,495     10.00%
              Bank                                             15,508        20.70%      5,994      8.00%       7,492     10.00%

           Tier 1 capital to risk-weighted assets:
              Company                                         $14,785        19.73%    $ 2,998      4.00%     $ 4,497      6.00%
              Bank                                             14,571        19.45%      2,997      4.00%       4,495      6.00%

            Tier 1 capital to total assets:
               Company                                        $14,785        14.23%    $ 4,155      4.00%     $ 5,194      5.00%
               Bank                                            14,571        14.03%      4,154      4.00%       5,193      5.00%

  13.    DISCLOSURES REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgements made regarding risk characteristics of various financial instruments, discount rates, prepayments, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may or may not be realized in an immediate sale of the instrument.

         Under SFAS No. 107, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of the assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

         The following describes the methods and assumptions used by the Company in estimating the fair values of financial instruments:

         a. Cash and cash equivalents, interest bearing deposits in other banks, federal funds sold and securities under resale agreements or similar arrangements The carrying value approximates fair value.

         b. Investment securities available for sale The fair value of investment securities is derived from quoted market prices.

         c.       Loans
                  The current value of variable rate consumer and commercial loans or consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed rate consumer and commercial loans with maturities greater than three months are valued using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 1996, approximates market.

                  For lines of credit, the carrying value approximates fair value. No value has been placed on the underlying credit card relationship rights.

                  Unused loan commitments are at adjustable rates which fluctuate with the prime rate or are funded within ninety days. Current amounts are considered to be their fair value.

         d.       Deposits
                  Under SFAS No. 107, the estimated fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of time deposits is estimated by discounting contractual cash flows, by applying interest rates currently being offered on the deposit products. Under SFAS No. 107, the fair value estimates for deposits do not include the benefit that results from the low cost funding provided by the deposit liabilities as compared to the cost of alternative forms of funding (deposit base intangibles).

         e.       Short-term borrowings
                  The carrying amount approximates fair value due to the short-term nature of these instruments.

         The estimated fair values of the Company's financial instruments at December 31, 1996 and 1995, are as follows:

                                                                             1996
                                                                             ----
                                                                    CARRYING     ESTIMATED
                                                                     AMOUNT      FAIR VALUE
                                                                   -----------   -----------
              Cash and cash equivalents                            $ 5,980,344   $ 5,980,344
              Interest bearing deposits in other banks                   6,185         6,185
              Fed funds sold and securities purchased
                 under resale agreements or similar arrangements     4,675,000     4,675,000
              Investments available for sale                        19,231,905    19,231,905
              Loans                                                 71,660,124    71,248,386
              Deposits                                              84,830,237    84,823,402
              Short-term borrowings                                  2,392,408     2,392,408

                                                                             1995
                                                                             ----
                                                                     CARRYING     ESTIMATED
                                                                      AMOUNT      FAIR VALUE
                                                                   -----------   -----------
              Cash and cash equivalents                            $ 4,239,424   $ 4,239,424
              Interest bearing deposits in other banks                   5,957         5,957
              Fed funds sold and securities purchased
                 under resale agreements or similar arrangements    15,025,000    15,025,000
              Investments available for sale                        12,505,634    12,505,634
              Loans                                                 61,986,535    61,808,325
              Deposits                                              78,990,344    79,005,349
              Short-term borrowings                                  1,078,569     1,078,569

  14.    BANK OF SOUTH CAROLINA CORPORATION - PARENT COMPANY

         The Company's principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. At December 31, 1996, the Bank had available retained earnings of approximately $3,971,450 for payment of dividends.

         The Company's principal asset is its investment in its bank subsidiary. The Company's condensed statements of financial condition data as of December 31, 1996, and 1995, and the related condensed statements of operations data and cash flow data for the period ended December 31, 1996, and 1995, are as follows:

                            FINANCIAL CONDITION DATA

         ASSETS                                                                  1996            1995
         ------                                                              ------------    ------------
         Cash                                                                $    303,445    $    711,643
         Investment in wholly-owned bank subsidiary                            14,680,261      13,857,119
         Capitalized organizational costs                                          24,816          32,262
         Other assets                                                               1,003              --
                                                                             ------------    ------------

              Total assets                                                   $ 15,009,525    $ 14,601,024
                                                                             ============    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

         Dividends payable                                                   $    115,712    $     85,792
                                                                             ------------    ------------

              Total liabilities                                                   115,712          85,792

         Shareholders' equity                                                  14,893,813      14,515,232
                                                                             ------------    ------------

              Total liabilities and shareholders' equity                     $ 15,009,525    $ 14,601,024
                                                                             ============    ============

                                              OPERATIONS DATA
                                                                                 1996            1995
                                                                             ------------    ------------
         Interest income                                                     $     13,723    $      3,924
         Net operating expenses                                                   (44,212)        (12,434)
         Dividends received from bank                                             470,000         600,000
         Equity in undistributed earnings of subsidiary                           949,297         457,741
                                                                             ------------    ------------

              Net income                                                     $  1,388,808    $  1,049,231
                                                                             ============    ============

                                 CASH FLOW DATA

                                                            1996           1995
                                                        -----------    -----------
Cash flows from operating activities:

     Net income                                         $ 1,388,808    $ 1,049,231
     Equity in undistributed earnings of subsidiary        (949,297)      (457,741)
     (Increase) in other assets                              (1,003)       (36,951)
     Amortization of organizational costs                     7,446          4,688
                                                        -----------    -----------

     Net cash provided by operating activities              445,954        559,227

Cash flows from financing activities:

     Increase in dividends payable                           29,920         85,792
     Dividends paid                                        (457,386)      (257,376)
     Treasury stock purchased                              (550,686)            --
     Stock options exercised                                124,000        124,000
                                                        -----------    -----------

     Net cash (used) provided by financing activities      (854,152)       152,416

Net increase (decrease) in cash                            (408,198)       711,643

Cash at beginning of year                                   711,643             --
                                                        -----------    -----------

Cash at end of year                                     $   303,445    $   711,643
                                                        ===========    ===========

  15.    QUARTERLY RESULTS OF OPERATIONS

         The tables below represent the quarterly results of operations for the years ending December 31, 1996, 1995 and 1994, respectively:


                                                                              1996
                                                    -------------------------------------------------------
                                                       Fourth         Third         Second          First
                                                    -------------------------------------------------------
         Total interest income                      $ 2,092,368    $ 2,035,700   $ 1,925,100    $ 1,846,027
         Total interest expense                         632,942        604,928       567,940        572,604
                                                    -----------    -----------   -----------    -----------
         Net interest income                          1,459,426      1,430,772     1,357,160      1,273,453
         Provision for loan losses                       60,000         45,000        20,000         15,000
                                                    -----------    -----------   -----------    -----------
         Net interest income after
            provision for loan losses                 1,399,426      1,385,772     1,337,160      1,258,453
         Other income                                   159,960        139,743       107,197         94,023
         Other expense                                  953,635        940,719       911,121        853,312
                                                    -----------    -----------   -----------    -----------
         Income before taxes                            605,751        584,796       533,236        499,164
         Income tax expense                             227,500        218,000       204,000        184,639
                                                    -----------    -----------   -----------    -----------
         Net income                                 $   378,251    $   366,796   $   329,236    $   314,525
                                                    ===========    ===========   ===========    ===========
         Net income per share                       $       .33    $       .31   $       .28    $       .27
                                                    ===========    ===========   ===========    ===========


                                                                              1995
                                                    -------------------------------------------------------
                                                       Fourth         Third         Second          First
                                                    -------------------------------------------------------
         Total interest income                      $ 1,870,300    $ 1,854,311   $ 1,685,855    $ 1,603,409
         Total interest expense                         633,255        647,270       542,473        483,547
                                                    -----------    -----------   -----------    -----------
         Net interest income                          1,237,045      1,207,041     1,143,382      1,119,862
         Provision for loan losses                           --             --         5,000         15,000
                                                    -----------    -----------   -----------    -----------
         Net interest income after
            provision for loan losses                 1,237,045      1,207,041     1,138,382      1,104,862
         Other income (loss)                             24,177         92,820       (40,658)       (43,702)
         Other expense                                  791,184        734,737       764,042        763,773
                                                    -----------    -----------   -----------    -----------
         Income before taxes                            470,038        565,124       333,682        297,387
         Income tax expense                             175,000        214,000       123,000        105,000
                                                    -----------    -----------   -----------    -----------
         Net income                                 $   295,038    $   351,124   $   210,682    $   192,387
                                                    ===========    ===========   ===========    ===========
         Net income per share                       $       .25    $       .30   $       .18    $       .16
                                                    ===========    ===========   ===========    ===========


                                                                              1994
                                                    -------------------------------------------------------
                                                       Fourth         Third         Second          First
                                                    -------------------------------------------------------
         Total interest income                      $ 1,506,642    $ 1,451,635   $ 1,353,110    $ 1,202,404
         Total interest expense                         435,446        400,275       381,330        335,936
                                                    -----------    -----------   -----------    -----------
         Net interest income                          1,071,196      1,051,360       971,780        846,468
         Provision for loan losses                           --         10,000        35,000         60,000
                                                    -----------    -----------   -----------    -----------
         Net interest income after
            provision for loan losses                 1,071,196      1,041,360       936,780        786,468
         Other income (loss)                            (58,164)        87,854        85,995         76,144
         Other expense                                  722,736        766,610       719,776        706,188
                                                    -----------    -----------   -----------    -----------
         Income before taxes                            290,296        362,604       302,999        156,424
         Income tax expense                             106,000        136,500       109,000         55,500
                                                    -----------    -----------   -----------    -----------
         Net income                                 $   184,296    $   226,104   $   193,999    $   100,924
                                                    ===========    ===========   ===========    ===========
         Net income per share                       $       .16    $       .19   $       .16    $       .09
                                                    ===========    ===========   ===========    ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ELECTION OF DIRECTORS

Seventeen (17) Directors, constituting the entire Board of Directors will be elected at the Annual Meeting, each to hold office for one year and until a successor shall have been duly elected or appointed and shall have qualified. In the absence of instructions to the contrary, shares of Common stock represented by properly executed proxies will be voted for the seventeen (17) Nominees listed on pages 7, 8, and 9, all of whom are recommended by management and have consented to be named and to serve if elected. John F. Hassell, Jr., has notified the Company that he will not stand for reelection as a Director in accordance with the retirement policy of the Board of Directors.

The Company does not presently know of anything that would preclude any Nominee from serving; however, should any Nominee for any reason become unable or unwilling to serve as a Director, the number of Directors to be elected will be reduced accordingly.

The name of each Nominee designated by the Board of Directors of the Company for election as Director of the Company and certain information provided by such Nominee to the Company is set forth in the table below. Fifteen (15) of the current nominees served as initial directors of the Bank from October 22, 1986, when the Bank's charter was issued until the first annual meeting of Shareholders on April 14, 1987, and were elected to serve a one-year term at such annual meeting. John M. Tupper and Thomas W. Myers were first elected as Directors of the Bank during 1993. They were all re-elected to serve one year terms at subsequent annual meetings. All of the current Nominees served as Directors of the Company from April 9, 1996, the date of the last Annual Meeting of shareholders.

                              POSITIONS AND
                              OFFICES HELD                             BUSINESS EXPERIENCE
                                  WITH                 FAMILY             1987-1997 AND
NAME                    AGE    CORPORATION           RELATIONSHIP      OTHER DIRECTORSHIPS
----                    ---   -------------          ------------      -------------------
Nathaniel I. Ball,III   55    Executive              None              The Bank of South Carolina (banking)
                              Vice President,                          1986-97
                              Secretary,
                              Director

James E. Brown, DDS     74    Director               None              Dentist in private practice for last five
                                                                       years

William T. Cooper       67    Director               None              President, Southeastern Galleries, Inc. (retail
                                                                       furniture  and decorating) 1983-97

C. Ronald Coward        61    Director               None              President - Coward-Hund Construction
                                                                       Company, Inc. (construction) 1976-97
Louis Y. Dawson, III    68    Director               Father-in-law     Retired (1993) President-Dawson
                                                     of Charles G.     Engineering, Inc. (general contracting)
                                                     Lane and of a     1954-93
                                                     bank officer,
                                                     F.S. Hassell

                                  POSITIONS AND
                                  OFFICES HELD                                   BUSINESS EXPERIENCE
                                      WITH                  FAMILY                 1987-1997 AND
NAME                        AGE    CORPORATION           RELATIONSHIP            OTHER DIRECTORSHIPS
----                        ---    -----------           ------------            -------------------
Leonard C. Fulghum          67    Director               None                    Retired President - Ferguson Fulghum, Inc.
                                                                                 (painting contractors) 1972-97

T. Dean Harton              51    Director               None                    President, Hawthorne Corporation (aviation)
                                                                                 1986-97

William L. Hiott, Jr.       52    Executive              None                    The Bank of South Carolina
                                  Vice President,                                (banking) 1986-97
                                  Treasurer,
                                  Director

James H. Holcombe           72    Director               None                    Member - Holcombe, Fair & Lane, LLC (real estate)
                                                                                 1996-97; General and Limited Partner -
                                                                                 Holcombe & Fair Realtors 1970-95

Katherine M. Huger          55    Director               None                    Assistant Professor of Economics - Charleston
                                                                                 Southern University (education) 1972-97

John E. Huguley             69    Director               None                    Retired (1996) Chairman - John Huguley
                                                                                 Company, Inc. (retail office products) 1980-96

Charles G. Lane             42    Director               Son-in-law of           Member - Holcombe, Fair & Lane,
                                                         Louis Y. LLC            (real estate) 1996-97;
                                                         Dawson, III;            Associate - Holcombe & Fair Realtors
                                                         brother of              1987-96
                                                         Hugh C. Lane, Jr.

Hugh C. Lane, Jr.           49    President,             Brother of              The Bank of South Carolina (banking)
                                  Chief Executive        Charles G.              1986-97
                                  Officer,               Lane
                                  Director

Louise J. Maybank           57    Director               None                    Active in community programs

Thomas W. Myers             62    Director               None                    President - Myers & Associates (estate and
                                                                                 business insurance planning) 1963-97

Thomas C. Stevenson, III    46    Director               None                    President - Fabtech, Inc. (metal
                                                                                 fabrication) 1991-97; Private Investor
                                                                                 1990-91; Chairman of the Board - Stevenson
                                                                                 Hagerty, Inc. (diversified holding company)
                                                                                 1984-90

John M. Tupper              55    Director               None                    President - Tupperway Tire and Service, Inc.
                                                                                 (retail tires and service) 1980-97

ITEM 10.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth all remuneration (including remuneration under any contract, authorization or arrangement, whether or not set forth in a formal document) paid during the year ended December 31, 1996, by the Bank to the three
(3) Executive Officers of the Company and the Bank whose total remuneration from the Bank exceeded One Hundred Thousand and No/100 ($100,000.00) Dollars for their services in all capacities. Such Officers receive no compensation from the Company as Officers or as Directors or in any other capacity.


                                                                                  LONG TERM COMPENSATION
                                             ANNUAL COMPENSATION              AWARDS                PAYOUTS
                                           ----------------------------------------------------------------
(a)                (b)       (c)               (d)         (e)           (f)          (g)        (h)          (i)
                                                          OTHER                   SECURITIES
                                                          ANNUAL      RESTRICTED     UNDER-                ALL OTHER
NAME AND                                                  COMPEN-       STOCK        LYING       LTIP       COMPEN-
PRINCIPAL                                               SATION(1)(2)   AWARD(S)     OPTIONS/    PAYOUTS   SATION(1)(2)
POSITION          YEAR    SALARY($)          BONUS($)       ($)         SARS(#)       ($)         ($)          ($)
----------------------------------------------------------------------------------------------------------------------
Hugh C. Lane,     1996   $123,101.45         ---        $17,682.79                                          $17,682.79
Jr. - CEO         1995   $113,101.37       $10,000.00   $17,596.33                                          $17,596.33
& President       1994   $113,101.37         ---        $16,015.82                                          $16,015.82

Nathaniel I.      1996   $108,601.37         ---        $16,135.32                                          $16,135.32
Ball, III -       1995   $101,101.37       $10,000.00   $16,052.84                                          $16,052.84
Executive Vice    1994   $101,101.37         ---        $14,640.01                                          $14,640.01
President &
Secretary

William L.        1996   $108,601.37         ---        $16,135.32                                          $16,135.32
Hiott, Jr. -      1995   $101,101.37       $10,000.00   $16,052.84                                          $16,052.84
Executive Vice    1994   $101,101.37         ---        $14,640.01                                          $14,640.01
President &
Treasurer

----------------------------------

(1) Includes same life, disability and health insurance benefits as all other employees of the Bank who work at least thirty (30) hours a week.

(2)      Includes Bank contribution to the ESOP.

---------------------------------

Non-officer Directors of the Company received One Hundred and No/100 ($100.00) Dollars for each meeting of the Board of Directors attended and non-officer Directors of the Bank received Two Hundred and No/100 ($200.00) Dollars for each meeting of the Board of Directors attended and One Hundred and No/100 ($100.00) Dollars for each Board Committee meeting attended.

On November 2, 1989, the Bank adopted an Employee Stock Ownership Plan and Trust Agreement, to provide retirement benefits to eligible employees for long and faithful service.

An employee of the Bank is eligible to become a participant in the ESOP upon reaching twenty-one (21) years of age and upon completion of one thousand (1,000) hours of service in a plan year. No contributions by employees are permitted. The amount and time of contributions are at the sole discretion of the Board of Directors of the Bank. The contribution for all participants is based solely on each participant's respective regular or base salary and wages paid by the Bank including commissions, bonuses and overtime, if any.

A participant becomes vested in the Plan upon completion of five (5) years of service. There is no vesting prior to the completion of five (5) years of service.

The Plan became effective as of January 1, 1989.

The Board of Directors of the Bank approved the contribution of One Hundred Forty-Six Thousand One Hundred Eight Four and No/100 ($146,184.00) Dollars to the ESOP for the fiscal year ended December 31, 1996. The contribution was made during 1996. T. Dean Harton, Sheryl G. Sharry, and Nathaniel I. Ball, III, currently serve as Plan Administrators. Nathaniel I. Ball, III, currently serves as Trustee for the Plan. The Plan currently owns eighty thousand seven hundred eight (80,708) shares or 6.89% of the Company's Common Stock.

During the fiscal year ended December 31, 1996, the Company had no plans or arrangements pursuant to which any Officer, Director or principal Shareholder received contingent remuneration or personal benefits other than the contingent remuneration and life, disability and health insurance benefits referred to in the footnotes to the preceding table.

The Bank has an Incentive Stock Option Plan for the benefit of eligible Officers and employees of the Bank. A total of fifty thousand (50,000) shares were reserved and on April 21, 1988, the Bank granted options to purchase Common Stock in the aggregate amount of forty-five thousand (45,000) shares to eighteen
(18) employees of the Bank (including officers, such Directors as are also employees and other employees) pursuant to the Incentive Stock Option Plan. These grants include those to Hugh C. Lane, Jr., Nathaniel I. Ball, III, and William L. Hiott, Jr., Executive Officers and Directors, as more specifically set forth below. Options for twelve thousand seven hundred (12,700) shares with an exercise price of Twenty and No/100 ($20.00) Dollars and seven thousand five hundred (7,500) shares with an exercise price of Twenty and 7625/10,000ths ($20.7625) Dollars have expired. No options were granted during 1996. Options for six thousand two hundred (6,200) shares with an exercise price of Twenty and No/100 ($20.00) Dollars remain outstanding. Adjusted for the exchange of two (2) shares of Company Common Stock for each share of Bank Common Stock on April 17, 1995, the options for eighteen thousand six hundred (18,600) shares at Twenty and No/100 ($20.00) Dollars per share were converted to options for thirty-seven thousand two hundred (37,200) shares at Ten and No/100 ($10.00) Dollars per share. Adjusted for the above-mentioned exchange, options for twelve thousand four hundred (12,400) shares at Ten and No/100 ($10.00) Dollars per share were exercised during 1995 and the same amount during 1996. Adjusted for a ten percent (10%) stock dividend on May 15, 1996, the remaining twelve thousand four hundred (12,400) shares at Twenty and No/100 ($20.00) Dollars per share were converted to options for twenty seven thousand two hundred eighty (27,280) shares at Nine and 09/100 ($9.09) Dollars. Adjusted for the above-mentioned exchange and ten percent (10%) stock dividend, options for thirteen thousand six hundred forty (13,640) shares at Nine and 09/100 ($9.09) Dollars were exercised on January 22, 1997.

Nathaniel I. Ball, III, Executive Vice President and Secretary, and William L. Hiott, Jr., Executive Vice President and Treasurer, were each granted the option to purchase seven thousand five hundred (7,500) shares of Common Stock of the Bank pursuant to the Incentive Stock Option Plan at a price of Twenty and No/100 ($20.00) Dollars. These options are exercisable in five (5) twenty (20%) percent increments beginning on and for one year following April 21, 1993, with an additional twenty (20%) percent to be exercisable on and for one year following each successive anniversary. The right to exercise each such twenty (20%) percent of each option is not cumulative and expires at the end of the one year period following the date on which such right becomes effective. Adjusted for the above-mentioned exchange, options for six thousand (6,000) shares of Common Stock of the Company at Ten and No/100 ($10.00) Dollars per share were exercised by the two (2) Officers during 1995 at a time when the average between quoted bid and ask in the markets in which the shares were traded was Twelve and 75/100 ($12.75) Dollars per share and options for six thousand (6,000) shares were exercised during 1996 at a time when the average between bid and ask in the markets in which the Common Stock was traded was $16.75. Adjusted for the above-mentioned exchange and ten percent (10%) stock dividend, options for six thousand six hundred (6,600) shares of common stock of the Company at Nine and 09/100 ($9.09) Dollars were exercised in January, 1997, by the two officers at a time when the average between quoted bid and ask in the markets in which the shares were traded was Twenty Two and 75/100 ($22.75) Dollars per share. Adjusted for the above-mentioned exchange and the ten percent (10%) stock dividend, options for three thousand three hundred (3,300) shares of Common Stock of the Company with an exercise price of Nine and 09/100 ($9.09) Dollars per share remain outstanding for each of the above Officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

(a)                        (b)                       (c)               (d)                       (e)
                                                                       Number of
                                                                       Securities                Value of
                                                                       Underlying                Unexercised
                                                                       Unexercised               In-the-Money
                                                                       Options at                Options at
                                                                       FY-End (#)                FY-End ($)
                           Shares Acquired                             Exercisable/              Exercisable/
Name                       on Exercise (#)           Value Realized    Unexercisable             Unexercisable

--------------------------------------------------------------------------------------------------------------
Nathaniel I. Ball, III          9,300                75,888.00            3,300                  26,928.00
William L. Hiott, Jr.           9,300                75,888.00            3,300                  26,928.00

In the event of a prospective reorganization, consolidation or sale of substantially all of the assets or any other form of corporate reorganization in which the Company would not be the surviving entity or in the event of the acquisition, directly or indirectly, of the beneficial ownership of 24% of the Common Stock of the Company or the making, orally or in writing, of a tender offer for, or any request or invitation for tender of, or any advertisement making or inviting tenders of the Company stock by any person, all options in effect at that time would accelerate so that all options would become immediately exercisable and could be exercised within one year immediately following the date of acceleration but not thereafter.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the extent known to the Board of Directors of the Company, as of March 3, 1997, the only Shareholders of the Company having beneficial ownership of more than five (5%) percent of the shares of Common Stock of the Company are as set forth below:

NAME AND ADDRESS OF                               AMOUNT AND NATURE OF                PERCENT OF
 BENEFICIAL OWNER                                 BENEFICIAL OWNERSHIP                  CLASS
-------------------                               --------------------                ----------
Hugh C. Lane, Jr.                                  173,070.66 (1) (2)                   14.78%
30 Church Street
Charleston, SC  29401

NationsBank South, N.A. (4)                            70,400 (3)                        6.01%
600 Peachtree Street, N.E., 55th Floor
Atlanta, GA  30308

N.B. Holdings (4)                                      70,400 (5)                        6.01%
NationsBank Plaza
Charlotte, NC  28255

NationsBank Corporation (4)                            70,400 (6)                        6.01%
NationsBank Plaza
Charlotte, NC  28255

John M. Rivers, Jr.                                    58,960 (7)                        5.04%
80 Alexander Street
Charleston, SC  29403

The Bank of South Carolina                             80,708 (8)                        6.89%
 Employee Stock Ownership
 Plan and Trust ("ESOP")
256 Meeting Street
Charleston, SC  29401

------------------------------

(1) To the extent known to the Board of Directors, Hugh C. Lane and his children, individually and collectively, have beneficial ownership of 322,666.66 shares or 27.56% of the outstanding shares. As more fully described in the following footnote, Hugh C. Lane, Jr. is the only one of the above who has a beneficial ownership interest in more than five (5%) percent of the Company's common stock. Hugh C. Lane, Jr. disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote).

(2) To the extent known to the Board of Directors, Hugh C. Lane, Jr. directly owns and has sole voting and investment power with respect to 77,810 shares; as trustee for 11 trust accounts holding an aggregate of 24,090 shares, he has sole voting and investment power with respect to such shares; as co-trustee for one trust account holding 2,200 shares, he has joint voting and investment power with respect to such shares; he is indirectly beneficial owner of 2,400 shares owned by his wife and an aggregate of 49,963 shares held by his wife as custodian for three minor children and 10,786.655 shares owned by the ESOP in which he has a vested interest. All of the 173,070.66 shares beneficially owned by Hugh C. Lane, Jr. are currently owned. Hugh C. Lane, Jr. has had beneficial ownership of more than five (5%) percent of the Bank's Common Stock since October 23, 1986 and more than ten (10%) percent since November 16, 1988.

(3) To the extent known to the Board of Directors, NationsBank South, N.A., has sole voting power for 34,100 shares, shared voting power for 4,400 shares and shared investment power for 66,000 shares (including 31,900 shares held as trustee under the will of Mills B. Lane for the benefit of Hugh C. Lane).

(4) To the extent known to the Board of Directors, NationsBank Corporation is the parent holding company of N.B. Holdings Corporation. N.B. Holdings Corporation is the parent holding company of NationsBank South, N.A. The shares referred to in notes (5) and (6) are a duplication of the shares referred to in note (3).

(5) To the extent known to the Board of Directors, N.B. Holdings Corporation has sole voting power for 34,100 shares, sole investment power for 3,000 shares, shared voting power for 4,400 shares and shared investment power for 66,000 shares (including 31,900 shares held as trustee under the will of Mills B. Lane for the benefit of Hugh C.
         Lane). N.B. Holdings Corporation disclaims beneficial ownership for the shares referred to in this note (5).

(6) To the extent known to the Board of Directors, NationsBank Corporation has sole voting power for 34,100 shares, shared voting power for 4,400 shares and shared investment power for 66,000 shares (including 31,900 shares held as trustee under the will of Mills B. Lane for the benefit of Hugh C. Lane). NationsBank Corporation disclaims beneficial ownership for the shares referred to in this note (6).

(7) To the extent known to the Board of Directors, John M. Rivers, Jr. directly owns and has sole voting and investment power for 58,960 shares. The John and Kathleen Rivers Foundation owns 5,280 shares. Mr. Rivers is the President of the Foundation but does not serve on its Investment Committee or have authority to vote or dispose of shares owned by the Foundation. Mr. Rivers disclaims beneficial ownership of the shares owned by the Foundation.

(8) The Trustee of the ESOP, Nathaniel I. Ball, III, an executive Officer and Director of the Bank and the Company, disclaims beneficial ownership of 79,708 shares owned by the ESOP which have been allocated to members of the plan, each of whom under the terms of the plan has the right to direct the Trustee as to the manner in which voting rights are to be exercised. Mr. Ball claims beneficial ownership of 1,000 shares owned by the ESOP which have not yet been allocated to members of the plan.

BENEFICIAL OWNERSHIP OF COMMON STOCK OF THE COMPANY

The table below sets forth the number of shares of Common Stock (the only class of outstanding equity securities of the Company) known by the Company to be beneficially owned by each Nominee for election as Director and by the Officers and Directors of the Company as a group as of March 3, 1997. Except as otherwise indicated in the footnotes to the table, the persons named possess sole voting power and investment power with respect to the shares shown opposite their names. As of March 3, 1997, no Officer, Director or Nominee beneficially owned more than ten (10%) percent of the outstanding shares of the Company other than Hugh C. Lane, Jr. As of March 3, 1997, the Officers, Directors and Nominees beneficially owned 425,064 shares, representing approximately 36.31% of the outstanding shares.

As of February 18, 1997, the beneficial ownership of Common Stock of the Company by all current Directors and each Nominee for Director was as set forth in the following table:

NAME AND ADDRESS OF                           AMOUNT AND NATURE OF                            PERCENT OF
  BENEFICIAL OWNER                            BENEFICIAL OWNERSHIP                               CLASS
-------------------                           --------------------                            ----------
Nathaniel I. Ball, III                            30,682.827 (1)                                 2.62%
2630 Bayonne Street
Sullivans Island, SC 29482

James E. Brown, DDS                                    5,849 (1)                                 0.50%
6908 Rivers Avenue
Charleston Heights, SC 29418

William T. Cooper                                      2,420 (1)                                 0.21%
21 Jamestown Road
Charleston, SC 29407

C. Ronald Coward                                      20,330 (1)                                 1.74%
537 Planters Loop
Mt. Pleasant, SC 29464

Louis Y. Dawson, III                                   5,720 (1)                                 0.49%
33 Church Street
Charleston, SC 29401

Leonard C. Fulghum                                    14,896 (1)                                 1.27%
311 Middle Street
Mt. Pleasant, SC 29464

T. Dean Harton                                         3,502 (1)                                 0.30%
4620 Lazy Creek Lane
Wadmalaw, SC 29487

John F. Hassell, Jr.                                   5,218                                     0.45%
1536 Rifle Range Road
Mt. Pleasant, SC 29464

William L. Hiott, Jr.                              35,020.84 (1)                                 2.99%
1831 Capri Drive
Charleston, SC 29407

James H. Holcombe                                     53,116 (1)                                 4.54%
16 Church Street
Charleston, SC 29401

NAME AND ADDRESS OF                           AMOUNT AND NATURE OF                            PERCENT OF
  BENEFICIAL OWNER                            BENEFICIAL OWNERSHIP                               CLASS
-------------------                           --------------------                            ----------
Katherine M. Huger                                     2,420 (1)                                 0.21%
72 Murray Boulevard
Charleston, SC 29401

John E. Huguley                                        7,480 (1)                                 0.64%
22 Murray Boulevard
Charleston, SC 29401

Charles G. Lane                                       57,199 (1)                                 4.89%
10 Gillon Street
Charleston, SC 29401

Hugh C. Lane, Jr.                                 173,070.66 (1)                                14.78%
30 Church Street
Charleston, SC 29401

Louise J. Maybank                                      5,500 (1)                                 0.47%
8 Meeting Street
Charleston, SC 29401

Thomas W. Myers                                        4,400                                     0.38%
90 Gaillard Lane
Summerville, SC 29483

Thomas C. Stevenson, III                                 220                                     0.02%
173 Tradd Street
Charleston, SC 29401

John M. Tupper                                           220                                     0.02%
113 Linwood Drive
Summerville, SC 29483

(1) To the extent known to the Board of Directors, each of the following Directors and Nominees for election as Directors (each of whom directly owns and has sole voting and investment power of all shares beneficially owned by him or her except as set forth in this footnote) indirectly owns the following number of shares: Nathaniel I. Ball, III
         - an aggregate of 6,638 shares directly owned by his wife and 9,599.827 shares owned by the ESOP, in which he has a vested interest, and 1,000 shares owned by the ESOP which have not been allocated to members of the Plan; James E. Brown - an aggregate of 5,739 shares owned jointly with his wife; William T. Cooper - an aggregate of 2,200 shares held by a pension plan; C. Ronald Coward - an aggregate of 5,500 shares owned by a company of which he is president and director; Louis Y. Dawson, III - an aggregate of 220 shares owned by his wife; Leonard C. Fulghum
         - an aggregate of 1,366 shares owned by his wife; T. Dean Harton - an aggregate of 970 shares owned by his wife and held by his wife as custodian for his step-son; William L. Hiott, Jr. - an aggregate of 4,180 shares directly owned by his wife and held by him as custodian for two children and 9,599.838 shares owned by the ESOP, in which he has a vested interest; James H. Holcombe - an aggregate of 29,576 shares owned by the Marjorie G. Detyens Irrevocable Trust for which he serves as co-trustee and held by a third party trustee for his grandchildren; Katherine M. Huger - 220 shares owned by her husband; John E. Huguley - 4,070 shares owned by his wife; Charles G. Lane - an aggregate of 26,432 shares owned by his wife, held by her as custodian for children, held by him as co-trustee with Hugh C. Lane, Jr., for a sister's children and held by him as a co-trustee for the children of Hugh C. Lane, Jr.; and Hugh C. Lane, Jr. - an aggregate of 77,893 shares owned by his wife, held by his wife as custodian for each of three children, held by him as co-trustee with Charles G. Lane for a sister's children and held by him as trustee for his and his brother's and sisters' children (as more fully described in the footnote to the preceding table) and 10,786.655 shares owned by the ESOP, in which he has a vested interest. All such indirectly owned shares are included in the totals of the number of shares set forth in the above table and beneficially owned by the Directors and Nominees.

------------------------------

As a group, all Directors and Executive Officers (including Hugh C. Lane, Jr., President and Chief Executive Officer; Nathaniel I. Ball, III, Executive Vice President and Secretary; and William L. Hiott, Jr., Executive Vice President and Treasurer) are seventeen (17) in number and beneficially own an aggregate of 425,064 shares, representing 36.31% of the issued and outstanding Common Stock of the Company. All of these shares beneficially owned by the Directors, Nominees and Executive Officers are currently owned: two executive officers (Nathaniel I. Ball, III, Executive Vice President and Secretary; and William L. Hiott, Jr., Executive Vice President and Treasurer) each have a future right to acquire three thousand three hundred (3,300) shares of Common Stock of the Company pursuant to the Bank's Incentive Stock Option Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company does not have any existing continuing contractual relationships with any Director, Nominee for election as Director or principal Officer of the Company or the Bank, or any Shareholder owning, directly or indirectly, more than five (5%) percent of the shares of Common Stock of the Company, or any associate of the foregoing persons. Directors, Principal Officers, nominees for election as Directors, and members of the immediate family of any of the foregoing have had in the past, have at present, and will have in the future, customer relationships with the Bank. Such transactions have been and will continue to be made in the ordinary course of business, made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and such transactions did not and will not involve more than the normal risk of collectability or present other unfavorable features. The Company entered into a contract with Coward-Hund Construction Co., Inc., of which C. Ronald Coward, Director of the Company, is a principal for the construction of a branch office in Mount Pleasant, South Carolina, with a final contract price of $468,052. The Company intends to enter into a contract with Coward-Hund Construction Company, Inc. for the construction of a branch office and operations center in the West Ashley area of Charleston, South Carolina. The building is presently in the conceptual design stage so no dollar value can be assigned at this time. The building will in all probability be more expensive than the recently completed Mount Pleasant Office. The Company also intends to enter into a contract with Southeastern Galleries, Inc. of which William T. Cooper, Director of the Company, is a principal, for the furnishings for the West Ashley branch.

C. Ronald Coward and Charles G. Lane each failed to file one Statement of Changes in Beneficial Ownership on Form 4 in a timely manner.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

1. The Consolidated Financial Statements and Reports of Independent Auditors are included in this Form 10-KSB and listed on pages as indicated.

                                                                                           Page
                                                                                           ----
         (1)      Report of Independent Auditors...............................................18
         (2)      Consolidated Statements of Condition.........................................19
         (3)      Consolidated Statements of Operation.........................................20
         (4)      Consolidated Statements of Changes in Shareholders' Equity...................21
         (5)      Consolidated Statements of Cash Flows........................................22
         (6)      Notes to Consolidated Financial Statements..............................23 - 36

2.    Exhibits

      1.1     Articles of Incorporation of the Registrant (Filed with 1995
              10-KSB)
      1.2     By-laws of the Registrant (Filed with 1995 10-KSB)
      1.5     Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
      1.6     Sublease Agreement for Parking Facilities at 256 Meeting Street
              (Filed with 1995 10-KSB)
      1.7     Lease Agreement for 100 N. Main Street, Summerville, SC (Filed
              with 1995 10-KSB)
      1.8     Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC
              (Filed with 1995 10-KSB)
      1.9     List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
              The Registrant's only subsidiary is The Bank of South Carolina
              (Filed with 1995 10-KSB)
      1.10    Plan of Reorganization (Filed with 1995 10-KSB)
      13      1996 Annual Report to Shareholders
      20      1997 Proxy Statement
      27      Financial Data Schedule

3.    Reports on Form 8-K:  No

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 1997                BANK OF SOUTH CAROLINA CORPORATION



                                    By: /s/  William L. Hiott, Jr.
                                       -----------------------------------------
                                       William L. Hiott, Jr.
                                       Executive Vice President and Treasurer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:


March 24, 1997                      /s/  Nathaniel I. Ball, III
                                    -------------------------------------------------
                                    Nathaniel I. Ball, III, Executive Vice President,
                                    Secretary and Director

March 24, 1997                      /s/  James E. Brown, DDS
                                    -------------------------------------------------
                                    James E. Brown, DDS, Director

March 24, 1997                      /s/  William T. Cooper
                                    -------------------------------------------------
                                    William T. Cooper, Director

March 24, 1997                      /s/  C. Ronald Coward
                                    -------------------------------------------------
                                    C. Ronald Coward, Director

March 24, 1997                      /s/ Louis Y. Dawson, III
                                    -------------------------------------------------
                                    Louis Y. Dawson, III, Director

March 24, 1997                      /s/  Leonard C. Fulghum
                                    -------------------------------------------------
                                    Leonard C. Fulghum, Director

March 24, 1997                      /s/  T. Dean Harton
                                    -------------------------------------------------
                                    T. Dean Harton, Director

March 24, 1997                      /s/  John F. Hassell, Jr.
                                    -------------------------------------------------
                                    John F. Hassell, Jr., Director

March 24, 1997                      /s/  William L. Hiott, Jr.
                                    -------------------------------------------------
                                    William L. Hiott, Jr., Executive Vice President,
                                    Treasurer & Director

March 24, 1997                      /s/  James H. Holcombe
                                    -------------------------------------------------
                                    James H. Holcombe, Director

March 24, 1997                      /s/  Katherine M. Huger
                                    -------------------------------------------------
                                    Katherine M. Huger, Director

March 24, 1997                      /s/  John E. Huguley
                                    -------------------------------------------------
                                    John E. Huguley, Director

March 24, 1997                      /s/  Charles G. Lane
                                    -------------------------------------------------
                                    Charles G. Lane, Director

March 24, 1997                      /s/  Hugh C. Lane, Jr.
                                    -------------------------------------------------
                                    Hugh C. Lane, Jr., President,
                                    Chief Executive Officer & Director

March 24, 1997                      /s/  Louise J. Maybank
                                    -------------------------------------------------
                                    Louise J. Maybank, Director

March 24, 1997                      /s/  Thomas W. Myers
                                    -------------------------------------------------
                                    Thomas W. Myers, Director

March 24, 1997                      /s/  Thomas C. Stevenson, III
                                    -------------------------------------------------
                                    Thomas C. Stevenson, III, Director

March 24, 1997                      /s/  John M. Tupper
                                    -------------------------------------------------
                                    John M. Tupper, Director