Form 10QSB
period 1997-03-31
BANK OF SOUTH CAROLINA CORP
filed 1997-05-15
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                                  March 31, 1997
                                                                --------------

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

                                 (803) 724-1500
                          (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                               ------          -------

As of April 30, 1997, there were 2,314,514 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                           Yes          No    X
                               ------      -------

                               Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                             Report on Form 10-QSB
                               for quarter ended
                                 March 31, 1997

                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

    Consolidated Balance Sheets - March 31, 1997
      and December 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . .   3
    Consolidated Statements of Operations - Three months
      ended March 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . .   4
    Consolidated Statements of Changes in Shareholders
      Equity - Three months ended March 31, 1997    . . . . . . . . . . . . . . .   5
    Consolidated Statements of Cash Flows - Three months
      ended March 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . .   6
    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .   7 - 8

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations   . . . . . . . . . . .  8 - 10
        Liquidity   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
        Capital Resources   . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
        Impact of New Accounting Pronouncements   . . . . . . . . . . . . . . . .  11
        Effect of Inflation and Changing Prices   . . . . . . . . . . . . . . . .  11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 3.  Default Upon Senior Securities . . . . . . . . . . . . . . . . . . . . .  12
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . .  12
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .  12

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets:                                                            March 31, 1997  December 31, 1996
                                                                   --------------  -----------------
    Cash and due from banks                                         $   5,546,622    $   5,980,344
    Interest bearing deposits in other banks                                6,243            6,185
    Federal funds sold and repurchase agreements                        6,895,000        4,675,000
    Investment securities available for sale                           20,131,435       19,231,905
    Loans                                                              73,268,536       71,660,124
        Allowance for loan losses                                       1,093,295        1,041,216
                                                                    -------------    -------------
    Net loans                                                          72,175,241       70,618,908
    Equipment and leasehold improvements, net                           2,027,360        1,149,994
    Other assets                                                        1,263,636        1,173,080
                                                                    -------------    -------------

Total assets                                                        $ 108,045,537    $ 102,835,416
                                                                    =============    =============

Liabilities and shareholders' equity:

    Deposits:
        Non-interest bearing demand                                 $  20,000,236    $  21,380,352
        Interest bearing demand                                        15,826,776       16,969,563
        Money market accounts                                          18,981,965       17,397,957
        Certificates of deposit $100,000 and over                      17,614,101       13,790,007
        Other time deposits                                            12,951,078       11,577,303
        Other savings deposits                                          4,094,520        3,715,055
                                                                    -------------    -------------
           Total deposits                                              89,468,676       84,830,237

    Short-term borrowings                                               3,188,300        2,392,408
    Other liabilities                                                     789,388          718,958
                                                                    -------------    -------------
        Total liabilities                                              93,446,364       87,941,603
                                                                    -------------    -------------

    Common Stock - No par value;
        3,000,000 shares authorized;
        Issued and outstanding 2,341,514 shares
        at March 31, 1997, and 2,314,234 shares
        at December 31, 1996                                                    -                -
    Additional paid in capital                                         12,206,882       12,082,882
    Retained earnings                                                   2,907,162        3,252,807
    Unrealized gain on securities
       available for sale, net of income taxes                             35,815          108,810
    Treasury stock (35,000 shares)                                        550,686          550,686
                                                                    -------------    -------------
        Total shareholders' equity                                     14,599,173       14,893,813
                                                                    -------------    -------------

Total liabilities and shareholders' equity                          $ 108,045,537    $ 102,835,416
                                                                    =============    =============


      See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                           Quarter Ended
                                                                 March 31, 1997  March 31, 1996
                                                                 --------------  --------------
Interest and fee income
    Interest and fees on loans                                      $1,731,635    $1,488,356
    Interest and dividends on investment securities                    309,082       217,754
    Other interest income                                               58,846       139,947
                                                                    ----------    ----------
        Total interest and fee income                                2,099,563     1,846,057
                                                                    ----------    ----------


Interest expense
    Interest on deposits                                               636,379       557,571
    Interest on short-term borrowings                                   27,329        15,033
                                                                    ----------    ----------
        Total interest expense                                         663,708       572,604
                                                                    ----------    ----------

    Net interest income                                              1,435,855     1,273,453
        Provision for loan losses                                       52,500        15,000
                                                                    ----------    ----------
    Net interest income after provision for loan losses              1,383,355     1,258,453
                                                                    ----------    ----------


Other income
    Service charges, fees and commissions                              142,384        92,167
    (Loss) on investment securities                                          -         2,569
    Other non-interest income (expense)                                  6,196        53,954
                                                                    ----------    ----------
        Total other income                                             148,580        35,644
                                                                    ----------    ----------


Other expense
    Salaries and employee benefits                                     528,277       442,220
    Net occupancy expense of premises                                  216,195       185,698
    Other operating expenses                                           218,654       167,015
                                                                    ----------    ----------
        Total other expense                                            963,126       794,933
                                                                    ----------    ----------


Income before income tax expense                                       568,809       499,164
    Income tax expense                                                 212,000       184,639
                                                                    ----------    ----------
Net income                                                          $  356,809    $  314,525
                                                                    ==========    ==========

Net income per common share                                         $      .15    $      .13
                                                                    ==========    ==========
Dividends per common share                                          $      .30    $      .05
                                                                    ==========    ==========
Weighted average shares outstanding                                  2,334,542     1,179,988
                                                                    ==========    ==========


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                       THREE MONTHS ENDED MARCH 31, 1997


                                                                                                   Unrealized
                                                                                                   gain (loss)
                                                                                                  on securities
                              Common            Additional         Retained        Treasury        available
                              Stock           Paid In Capital      Earnings         Stock          for sale        Total
--------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1996             $   -            $   12,082,882   $   3,252,807    $    550,686     $   108,810      $ 14,893,813

Shares issued for the
exercise of stock options         -                   124,000               -               -               -           124,000

Net income                        -                         -         356,809               -               -           356,809

Change in unrealized gain
(loss) on securities
available for sale,
net of income taxes               -                         -               -               -          72,995            72,995

Cash dividends                    -                         -          702,454              -               -           702,454
                              -----            --------------   --------------   ------------     -----------      ------------

Balance,
March 31, 1997                $   -            $   12,206,882   $    2,907,162   $    550,686    $     35,815      $ 14,599,173
                              =====            ==============   ==============   ============    ============      ============

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                                        1997           1996
                                                                    --------------------------
Cash flows from operating activities:
    Net income                                                      $   356,809    $   314,525
    Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
        Depreciation                                                     51,549         31,537
        Accretion/amortization of unearned
          discounts/premiums on investments                               1,333          4,928
        Change in discount on notes receivable                                -         41,401
        Amortization of organizational costs                              1,861          1,862
        Loss on sale of investments                                           -          2,569
        Loss on sale of OREO                                                  -         58,378
        Increase in other assets                                         49,547        372,266
        Provision for loan losses                                        52,500         15,000
        Increase in other liabilities                                    70,430         84,083
                                                                    -----------    -----------
Net cash provided by operating activities                               482,269        182,017
                                                                    -----------    -----------

Cash flows from investing activities:
    Proceeds from sale/maturity of investments                                -      3,997,501
    Purchase of investment securities                                 1,014,062      7,047,031
    Net increase in loans                                             1,608,833        591,009
    Proceeds from sale of OREO                                                -        858,922
    Purchase of office property and equipment                           928,915          3,634
                                                                    -----------    -----------
Net cash used in investing activities                                 3,551,810      2,785,251
                                                                    -----------    -----------

Cash flows from financing activities:
    Net increase decrease in deposit accounts                         4,638,439      1,169,037
    Net increase in short-term borrowings                               795,892        574,883
    Exercise of stock options                                           124,000        124,000
    Dividends                                                           702,454        108,206
    Treasury stock                                                            -         40,659
                                                                    -----------    -----------
Net cash provided by used in financing activities                     4,855,877        619,019
                                                                    -----------    -----------

Net increase decrease in cash and cash equivalents                    1,786,336      3,222,253
Cash and cash equivalents, beginning of period                       10,661,529     19,270,381
                                                                    -----------    -----------

Cash and cash equivalents, end of period                            $12,447,865    $16,048,128
                                                                    ===========    ===========

Supplemental disclosure of cash flow data:
    Cash paid during the year for:
        Interest                                                    $   623,880    $   564,941
        Income taxes                                                     96,090        137,862




   See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 1:  BASIS OF PRESENTATION

Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has three locations, one in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. Property has been purchased in the West Ashley area of Charleston, South Carolina for a branch site scheduled to open in the spring of 1998. The financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position as of those dates of the Company and the Bank, respectively. The results of operations for the period ending March 31, 1996, are not necessarily indicative of the results which may be expected for the entire year.

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

The amortized cost of U.S. Treasury Securities held by the Company at March 31, 1997, and classified as "Available for Sale" is $20,174,586. The aggregate market value of securities "Available for Sale" on the basis of market quotations as of March 31, 1997, is $20,131,435. The unrealized gain as of March 31, 1997, on such securities is $56,849.

The amortized cost of U.S. Treasury Securities held by the Company at December 31, 1996, and classified as "Available for Sale" was $19,059,191. The aggregate market value of securities "Available for Sale" on the basis of market quotations as of December 31, 1996, was $19,231,905. The unrealized gain as of December 31, 1996, on such securities was $172,714.

NOTE 4:  SHAREHOLDERS' EQUITY

The Board of Directors approved a two for one stock split to shareholders of record April 30, 1997, effective May 15, 1997. All share and per share data have been retroactively restated to reflect the two for for common stock split. A one-time cash dividend of $50 per share was approved for shareholders of record January 31, 1997, payable February 27, 1997. A regular quarterly cash dividend of $.10 per share was approved for shareholders of record March 31, 1997, payable May 15, 1997.

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

For the first three months of 1997, the Company reported net income of $356,809 or $.15 per share, an increase of $42,284 compared to the net income for the first three months of 1996 of $314,525 or $.13 per share. Total assets for the period increased $5,210,121 or 5.07% from December 31, 1996, to March 31, 1997.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996, TO THREE MONTHS ENDED MARCH 31, 1997

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income increased $42,284 or 13.4% to $356,809 for the three months ended March 31, 1997, from $314,525 for the three months ended March 31, 1996. The increase is primarily due to a higher loan volume during the three months ended March 31, 1997, compared to the same period during 1996.

NET INTEREST INCOME
Net interest income increased $162,402 or 12.8% to $1,435,855 for the three months ended March 31, 1997, from $1,273,453 for the three months ended March 31, 1996. Total interest and fee income increased $253,506 or 13.7% for the three months ended March 31, 1997, to $2,099,563 from $1,846,057 for the three months ended March 31, 1996. This increase in interest and fee income is primarily a result of average total loans for the three months ended March 31, 1997, of approximately $72,834,000 compared to average total loans of approximately $62,300,000 for the three months ended March 31, 1996. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income increased $91,328 or 41.9% to $309,082 for the period ended March 31, 1997, as compared to $217,754 for the three months ended March 31, 1996. This increase in revenue is primarily a result of an increase in the average securities portfolio from approximately $13,038,000 as of March 31, 1996, to approximately $19,187,000 for the period ended as of March 31, 1997. Other interest income decreased $81,101 or 57.9% to $58,846 for the three months ended March 31, 1997, from $139,947 for the three months ended March 31, 1996. This decrease in revenue is attributed to the decrease in average federal funds sold of approximately $4,661,000 for the period ended March 31, 1997, to approximately $10,321,000 for the period ended March 31, 1996.

Total interest expense increased $91,104 or 15.9% to $663,708 for the three months ended March 31, 1997, from $572,604 for three months ended March 31, 1996. The increase is due to an increase in interest bearing deposits. Interest paid on deposits of $636,379 reflected an increase of 14.1% for the three months ended March 31, 1997, compared to $557,571 of interest paid on deposits for the three months ended March 31, 1996. Total interest bearing deposits averaged approximately $67,274,000 for the three months ended March 31, 1997, as compared to approximately $59,851,000 for the three months ended March 31, 1996, or an average increase for the three months's period of $7,423,000 or 12.4%. The average cost of interest bearing liabilities for the three months ended March 31, 1996, was approximately 3.8% as compared to the average cost of interest bearing liabilities of approximately 3.9% for the three months ended March 31, 1997. Interest on short-term borrowings increased $12,296 to $27,329 for the period ended March 31, 1997, from $15,033 for the three months ended March 31, 1996. Short-term borrowings consisted of demand notes to the U.S. Treasury and securities sold under agreements to repurchase for the three months ended March 31, 1997, and for the three months ended March 31, 1996.

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

During the quarter ended March 31, 1997, $52,500 was charged to the provision for loan losses compared to $15,000 for the quarter ended March 31, 1996. At March 31, 1997, the allowance for loan losses was $1,093,295 or 1.49% of total loans. This compares to an allowance of $951,200 or 1.52% as of March 31, 1996. During the quarter ended March 31, 1997, the Bank incurred one charge off totaling $1,712 as compared to two charge offs totaling $25,478 for the same period ended March 31, 1996. There were no loans on non-accrual status at March 31, 1997, and one loan totaling $82,280 on non-accrual at March 31, 1996. Loans past due over 30 days totaled $1,122,539 or 1.53% of total loans at March 31, 1997, compared to $745,269 or 1.19% of total loans at March 31, 1996. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. The allowance for loan losses at March 31, 1997, in management's opinion is adequate for future losses that may occur in the loan portfolio.

OTHER INCOME
Other income for the three months ended March 31, 1997, increased $112,936 or 316.8% to $148,580 from $35,644 for the three months ended March 31, 1996. The increase is due to a significant increase in mortgage loan premiums and a non-recurring charge to other real estate owned taken in the first quarter of 1996.

GENERAL AND ADMINISTRATIVE EXPENSES
Bank overhead increased $168,193 or 21.2% to $963,126 for the three months ended March 31, 1997, from $794,933 for the three months ended March 31, 1996. Salaries and employee benefits increased $86,057 or 19.5% to $528,277 for the period ended March 31, 1997, from $442,220 for the three month period ended March 31, 1996. This increase is primarily attributed to annual merit raises given to the employees and the addition of employees to staff the new Mt. Pleasant office. Net occupancy expense increased $30,497 or 16.4% to $216,195 for three months ended March 31, 1997, from $185,698 for the three months ended March 31, 1996. This increase is primarily due to costs associated with the addition of a new office, i.e., property taxes, depreciation, ground lease payments, etc. Other operating expenses increased $52,727 or 31.8% to $218,654 for the period ending March 31, 1997, from $165,927 for the period ending March 31, 1996.

LIQUIDITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company's primary liquid assets accounted for 30.43% and 33.99% of average assets at March 31, 1997, and 1996, respectively. Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of IPCs, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits averaged 87.9% of earning assets during the first three months of 1997 as compared to 87.2% of earning assets for the first three months of 1996. The Company closely monitors its reliance on certificates on deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At three months ended March 31, 1997, the Bank's liquidity ratio was 26.65% and for the same period ended March 31, 1996, the liquidity ratio was 29.91%.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering, the retention of earnings less dividends paid and the exercising of stock options in April of 1995, of $124,000, the exercising of stock options in March of 1996, of $124,000 and the exercising of stock options in January of 1997 of $124,000 for a total shareholders' equity at March 31, 1997, of $14,599,173. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established requires a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at March 31, 1997, for the Bank is 18.33% and at March 31, 1996, was 21.70%. The Company applied for another branch in its market area in the first quarter of 1997 which should open in the spring of 1998. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In December 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125", an amendment to SFAS No. 125 which was effective December 31, 1996. The statement delays the effective date of certain provisions of SFAS No. 125 until December 31, 1997. The amended provisions included those related to the transfers of financial assets and secured borrowings. The provisions in SFAS No. 125 related to servicing assets and liabilities are not delayed by this amendment. The adoption of this standard did not have a material effect on the Company's financial statements.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which is effective for both interim and annual periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share". The purpose of this statement is to simplify current reporting and make U.S. reporting comparable to international standards. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures (as defined by the statement). The Company anticipates that adoption of this standard will not have a material effect on EPS.

Also, in February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for financial statements for period ending after December 31, 1997. This statement applies to both public and nonpublic entities. The new statement requires no change for entities subject to the existing requirements. The Company anticipates that adoption of this standard will not have a material effect on the Company.

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

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company and its subsidiary from time to time is involved as plaintiff or defendant in various legal actions incident to its business. These actions are not believed to be material either individually or collectively to the consolidated financial condition of the Company or its subsidiary.

ITEM 2.  CHANGES IN SECURITIES

See footnotes to consolidated balance sheets, pages 7 and 8.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on April 8, 1997, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated March 3, 1997, the following matters were voted upon:

1. Election of directors to serve until the next annual meeting of shareholders in 1998.

    Name                                   Votes For                Votes Abstained
    ----                                   ---------                ---------------
    Nathaniel I. Ball, III                 1,072,085                     122
    James E. Brown, DDS                    1,072,085                     122
    William T. Cooper                      1,072,085                     122
    C. Ronald Coward                       1,072,085                     122
    Louis Y. Dawson, III                   1,072,085                     122
    Leonard C. Fulghum                     1,072,085                     122
    T. Dean Harton                         1,072,085                     122
    William L. Hiott, Jr.                  1,072,085                     122
    James H. Holcombe                      1,072,085                     122
    Katherine M. Huger                     1,072,085                     122
    John E. Huguley                        1,072,085                     122
    Charles G. Lane                        1,072,085                     122
    Hugh C. Lane, Jr.                      1,072,085                     122
    Louise J. Maybank                      1,072,085                     122
    Thomas W. Myers                        1,072,085                     122
    Thomas C. Stevenson, III               1,072,085                     122
    John M. Tupper                         1,072,085                     122

2. Approval of the appointment of KPMG Peat Marwick, LLP, as independent auditors for the Company for the fiscal year ending December 31, 1997. Votes for: 1,071,326; votes against: 552; abstained: 329.

No other matters were submitted to the shareholders for a vote at the annual meeting or at any other time during the quarter.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

27 - Financial Data Schedule (for SEC use only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BANK OF SOUTH CAROLINA CORPORATION

May 13, 1997

                                 BY: /s/ Hugh C. Lane, Jr.
                                     ----------------------------------
                                      Hugh C. Lane, Jr.
                                      President



                                 BY: /s/ William L. Hiott, Jr.
                                     -----------------------------------
                                      William L. Hiott, Jr.
                                      Executive Vice President & Cashier