Form 10QSB
period 1997-06-30
BANK OF SOUTH CAROLINA CORP
filed 1997-08-13
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period and six months ended                      June 30, 1997
                                                                   -------------

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

                                   Yes   X      No
                                       -----       -----

As of August 11, 1997, there were 2,314,514 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                                   Yes          No   X
                                       -----       -----

                                Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                              Report on Form 10-QSB
                        for quarter and six months ended
                                  June 30, 1997

                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets - June 30, 1997
       and December 31, 1996.......................................................... 3
     Consolidated Statements of Operations - Three months
       ended June 30, 1997 and 1996 .................................................. 4
     Consolidated Statements of Operations - Six months
       ended June 30, 1997 and 1996 .................................................. 5
     Consolidated Statements of Changes in Shareholders'
       Equity - Six months ended June 30, 1997 ....................................... 6
     Consolidated Statements of Cash Flows - Six months
       ended June 30, 1997 and 1996 .................................................. 7
     Notes to Consolidated Financial Statements................................... 8 - 9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................... 9 - 12
         Liquidity................................................................... 12
         Capital Resources...................................................... 12 & 13
         Impact of New Accounting Pronouncements..................................... 13
         Effect of Inflation and Changing Prices................................ 13 & 14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings........................................................... 14
Item 2.  Changes in Securities....................................................... 14
Item 3.  Default Upon Senior Securities.............................................. 14
Item 4.  Submission of Matters to a Vote of Security Holders......................... 14
Item 5.  Other Information........................................................... 14
Item 6.  Exhibits and Reports on Form 8-K............................................ 14

Signatures........................................................................... 15

                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets:                                                                        June 30, 1997     December 31, 1996
                                                                               -------------     -----------------
     Cash and due from banks                                                   $   4,765,179       $   5,980,344
     Interest bearing deposits in other banks                                          6,243               6,185
     Federal funds sold and repurchase agreements                                  9,850,000           4,675,000
     Investment securities available for sale                                     19,186,734          19,231,905
     Loans                                                                        76,493,710          71,660,124
         Allowance for loan losses                                                (1,113,514)         (1,041,216)
                                                                               -------------       -------------
     Net loans                                                                    75,380,196          70,618,908
     Equipment and leasehold improvements, net                                     1,979,841           1,149,994
     Other assets                                                                  1,250,409           1,173,080
                                                                               -------------       -------------

Total assets                                                                   $ 112,418,602       $ 102,835,416
                                                                               =============       =============

Liabilities and shareholders' equity:

     Deposits:
         Non-interest bearing demand                                           $  22,371,950       $  21,380,352
         Interest bearing demand                                                  15,357,302          16,969,563
         Money market accounts                                                    19,929,532          17,397,957
         Certificates of deposit $100,000 and over                                14,619,773          13,790,007
         Other time deposits                                                      13,578,632          11,577,303
         Other savings deposits                                                    4,326,203           3,715,055
                                                                               -------------       -------------
            Total deposits                                                        90,183,392          84,830,237

     Short-term borrowings                                                         6,738,771           2,392,408
     Other liabilities                                                               601,423             718,958
                                                                               -------------       -------------
         Total liabilities                                                        97,523,586          87,941,603
                                                                               -------------       -------------

     Common Stock - No par value; 3,000,000 shares authorized; Issued and outstanding 2,341,514 shares at June 30, 1997, and 2,314,234 shares
         at December 31, 1996                                                             --                  --
     Additional paid in capital                                                   12,206,882          12,082,882
     Retained earnings                                                             3,139,260           3,252,807
     Unrealized gain on securities
        available for sale, net of income taxes                                       99,560             108,810
     Treasury stock - 70,000 shares at June 30, 1997
         and at December 31, 1997                                                   (550,686)           (550,686)
                                                                               -------------       -------------
         Total shareholders' equity                                               14,895,016          14,893,813
                                                                               -------------       -------------

Total liabilities and shareholders' equity                                     $ 112,418,602       $ 102,835,416
                                                                               =============       =============




          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Quarter Ended
                                                          June 30, 1997  June 30, 1996
                                                          -------------  -------------
Interest and Fee Income
     Interest and fees on loans                            $ 1,821,184    $ 1,529,954
     Interest and dividends on investment securities           322,909        283,951
     Other interest income                                      97,069        111,195
                                                           -----------    -----------
         Total interest and fee income                       2,241,162      1,925,100
                                                           -----------    -----------


Interest Expense
     Interest on deposits                                      666,733        551,748
     Interest on short-term borrowings                          45,993         16,192
                                                           -----------    -----------
         Total interest expense                                712,726        567,940
                                                           -----------    -----------

     Net Interest Income                                     1,528,436      1,357,160
         Provision for loan losses                              52,500         20,000
                                                           -----------    -----------
     Net Interest Income After Provision for Loan Losses     1,475,936      1,337,160
                                                           -----------    -----------


Other Income
     Service charges, fees and commissions                     128,525        103,709
     Loss on investment securities                             (16,544)            --
     Other non-interest income                                   3,930          3,488
                                                           -----------    -----------
         Total other income                                    115,911        107,197
                                                           -----------    -----------


Other Expense
     Salaries and employee benefits                            535,258        476,591
     Net occupancy expense of premises                         215,929        183,427
     Other operating expenses                                  245,616        251,103
                                                           -----------    -----------
         Total other expense                                   996,803        911,121
                                                           -----------    -----------

Income before income tax expense                               595,044        533,236
     Income tax expense                                        223,000        204,000
                                                           -----------    -----------
Net Income                                                 $   372,044    $   329,236
                                                           ===========    ===========

Net Income Per Common Share                                $       .16    $       .14
                                                           ===========    ===========
Dividends Per Common Share                                 $       .06    $       .05
                                                           ===========    ===========




          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                Six Months Ended
                                                          June 30, 1997  June 30, 1996
                                                          -------------  -------------
Interest and Fee Income
     Interest and fees on loans                            $ 3,552,819    $ 3,018,310
     Interest and dividends on investment securities           631,991        501,705
     Other interest income                                     155,915        251,142
                                                           -----------    -----------
         Total interest and fee income                       4,340,725      3,771,157
                                                           -----------    -----------


Interest Expense
     Interest on deposits                                    1,303,112      1,109,320
     Interest on short-term borrowings                          73,322         31,224
                                                           -----------    -----------
         Total interest expense                              1,376,434      1,140,544
                                                           -----------    -----------

     Net Interest Income                                     2,964,291      2,630,613
         Provision for loan losses                             105,000         35,000
                                                           -----------    -----------
     Net Interest Income After Provision for Loan Losses     2,859,291      2,595,613
                                                           -----------    -----------


Other Income
     Service charges, fees and commissions                     270,909        195,877
     Loss on investment securities                             (16,544)        (2,569)
     Other non-interest income (expense)                        10,126        (50,466)
                                                           -----------    -----------
         Total other income                                    264,491        142,842
                                                           -----------    -----------


Other Expense
     Salaries and employee benefits                          1,063,535        918,811
     Net occupancy expense of premises                         432,124        369,125
     Net cost of operation of other real estate                     --          1,088
     Other operating expenses                                  464,270        417,031
                                                           -----------    -----------
         Total other expense                                 1,959,929      1,706,055
                                                           -----------    -----------

Income before income tax expense                             1,163,853      1,032,400
     Income tax expense                                        435,000        388,639
                                                           -----------    -----------
Net Income                                                 $   728,853    $   643,761
                                                           ===========    ===========

Net Income Per Common Share                                $       .31    $       .27
                                                           ===========    ===========
Dividends Per Common Share                                 $       .11    $       .10
                                                           ===========    ===========




          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 1997


                                                                                                     Unrealized
                                                                                                     gain (loss)
                                                                                                    on securities
                                  Common         Additional        Retained          Treasury         available
                                   Stock      Paid In Capital      Earnings           Stock            for sale            Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1996              $         --     $ 12,082,882     $  3,252,807      $   (550,686)     $    108,810      $ 14,893,813

Shares issued for the
exercise of stock options                --          124,000               --                --                --           124,000

Net income                               --               --          728,853                --                --           728,853

Change in unrealized gain
(loss) on securities
available for sale,
net of income taxes                      --               --               --                --            (9,250)           (9,250)

Cash dividends                           --               --         (842,400)               --                --          (842,400)
                               ------------     ------------     ------------      ------------      ------------      ------------

Balance,
June 30, 1997                  $         --     $ 12,206,882     $  3,139,260      $   (550,686)     $     99,560      $ 14,895,016
                               ============     ============     ============      ============      ============      ============








          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Six Months Ended June 30,
                                                                                1997            1996
                                                                            ----------------------------
Cash flows from operating activities:
     Net income                                                             $    728,853    $    643,761
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation                                                            105,388          63,825
         Accretion/amortization of unearned
           discounts/premiums on investments                                      (3,374)          8,066
         Change in discount on notes receivable                                       --          11,365
         Amortization of organizational costs                                      3,723           3,723
         Loss on sale of investment securities                                    16,544           2,569
         Loss on sale of other real estate owned                                      --          58,378
         Increase in other assets                                                (75,620)       (733,461)
         Provision for loan losses                                               105,000          35,000
         (Decrease) increase in other liabilities                               (117,535)         85,298
                                                                            ------------    ------------
Net cash provided by operating activities                                        762,979         178,524
                                                                            ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of investments                                         1,981,875       2,997,501
     Proceeds from maturity of investments                                     1,013,881       1,013,881
     Proceeds from sale of stock of
       Business Development Corporation                                               --          25,000
     Purchase of investment securities                                        (2,978,437)    (10,975,311)
     Net increase in loans                                                    (4,866,288)     (1,186,261)
     Proceeds from sale of other real estate owned                                    --         858,922
     Purchase of office property and equipment                                  (935,235)       (100,312)
                                                                            ------------    ------------
Net cash used in investing activities                                         (5,784,204)     (7,366,580)
                                                                            ------------    ------------

Cash flows from financing activities:
     Net increase in deposit accounts                                          5,353,155         785,188
     Net increase in short-term borrowings                                     4,346,363         723,967
     Exercise of stock options                                                   124,000         124,000
     Dividends                                                                  (842,400)       (225,962)
     Treasury stock                                                                   --        (334,703)
                                                                            ------------    ------------
Net cash provided by financing activities                                      8,981,118       1,072,490
                                                                            ------------    ------------

Net increase (decrease) in cash and cash equivalents                           3,959,893      (6,115,566)
Cash and cash equivalents, beginning of period                                10,661,529      19,270,381
                                                                            ------------    ------------

Cash and cash equivalents, end of period                                    $ 14,621,422    $ 13,154,815
                                                                            ============    ============

Supplemental disclosure of cash flow data: Cash paid during the year for:
         Interest                                                           $  1,357,456    $  1,158,011
         Income taxes                                                            522,590         314,702


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE 1: BASIS OF PRESENTATION

Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has three locations, one in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. Property has been purchased in the West Ashley area of Charleston, South Carolina for a branch site scheduled to open in the spring of 1998. The financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position as of those dates of the Company and the Bank, respectively. The results of operations for the period ending June 30, 1997, are not necessarily indicative of the results which may be expected for the entire year. Users of financial information, produced for interim periods, are encouraged to refer to audited financial statements and footnotes included in the Company's 1996 Annual Report.

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

The amortized cost of U.S. Treasury Securities held by the Company at June 30, 1997, and classified as "Available for Sale" is $19,028,702. The aggregate market value of securities "Available for Sale" on the basis of market quotations as of June 30, 1997, is $19,186,734. The unrealized gain as of June 30, 1997, on such securities is $158,032.

The amortized cost of U.S. Treasury Securities held by the Company at December 31, 1996, and classified as "Available for Sale" was $19,059,191. The aggregate market value of securities "Available for Sale" on the basis of market quotations as of December 31, 1996, was $19,231,905. The unrealized gain as of December 31, 1996, on such securities was $172,714.

NOTE 4: SHAREHOLDERS' EQUITY

The Board of Directors approved a two for one stock split to shareholders of record April 30, 1997, effective May 15, 1997. All share and per share data have been retroactively restated to reflect the two for one common stock split. A one-time cash dividend of $.25 per share was approved for shareholders of record January 31, 1997, payable February 27, 1997. A regular quarterly cash dividend of $.05 per share was approved for shareholders of record March 31, 1997, payable May 15, 1997, and a regular quarterly cash dividend of $.06 per share was approved for shareholders of record June 30, 1997, payable August 15, 1997.

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

For the first six months of 1997, the Company reported net income of $728,853 or $.31 per share, an increase of $85,092 compared to the net income for the first six months of 1996 of $643,761 or $.27 per share. Total assets for the period increased $9,583,186 or 9.32% from December 31, 1996, to June 30, 1997.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997, TO THREE MONTHS ENDED JUNE 30, 1996

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and the level of its operating expenses. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities which results in the net interest spread. Net income increased $42,808 or 13.0% to $372,044 for the three months ended June 30, 1997, from $329,236 for the three months ended June 30, 1996. The increase is primarily due to average earning assets for three months ended June 30, 1997, of approximately $101,570,000 increasing from $88,651,000 for the three months ended June 30, 1996.

Net Interest Income

Net interest income increased $171,276 or 12.6% to $1,528,436 for the three months ended June 30, 1997, from $1,357,160 for the three months ended June 30, 1996. Total interest and fee income increased $316,062 or 16.4% for the three months ended June 30, 1997, to $2,241,162 from $1,925,100 for the three months ended June 30, 1996. This increase is a result of average total loans for the three months ended June 30, 1997, averaging approximately $74,804,000 compared to average total loans of approximately $62,684,000 for the three months ended June 30, 1996. The loan portfolio produces the highest yield of all earning assets. The investment portfolio income increased $38,958 or 13.7% to $322,909 for the period ended June 30, 1997, as compared to $283,951 for the three months ended June 30, 1996. This increase in revenue is primarily a result of increasing the investment securities portfolio from an average of approximately $19,710,000 for the three months ending June 30, 1997, as compared to approximately $17,399,000 for the same period ending June 30, 1996. Other interest income decreased $14,126 or 12.7% to $97,069 for the three months ended June 30, 1997, from $111,195 for the three months ended June 30, 1996. This decrease in revenue is primarily attributed to the decrease in average available overnight federal funds for the comparable periods. The net interest spread for the three months ended June 30, 1997, was 4.4% compared to 4.7% for the same period ended June 30, 1996.

Total interest expense increased $144,786 or 25.5% to $712,726 for the three months ended June 30, 1997, from $567,940 for three months ended June 30, 1996. The increase is due to average interest bearing deposits increasing for the period June 30, 1997, to approximately $68,963,000 for the same period June 30, 1996, of approximately $61,196,000. Interest on deposits for the three months ended June 30, 1997, was $666,733 compared to $551,748 for the same period June 30, 1996, an increase of $114,985 or 20.8%. Interest on short-term borrowings was $45,993 for the three months ended June 30, 1997, compared to $16,192 for the three months ended June 30, 1996, an increase of $29,801 or 184.1%.

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

During the quarter ended June 30, 1997, $52,500 was charged to the provision for loan losses compared to $20,000 for the quarter ended June 30, 1996. At June 30, 1997, the allowance for loan losses was $1,113,514 or 1.46% of total loans. This compares to an allowance of $971,322 or 1.54% as of June 30, 1996. During the quarter ended June 30, 1997, the Bank incurred three charge offs totaling $33,733 as compared to the same period quarter ended June 30, 1996, of one charge off totaling $378. There were five loans on non-accrual status at June 30, 1997, for $666,248 as compared to the samed quarter ended June 30, 1996, of one non-accrual loan totaling $82,280. There were 23 loans past due over 30 days totaling $726,698 or .95% of total loans at June 30, 1997, compared to $439,273 or .7% of total loans at June 30, 1996, and one loan 90 days past due for $205,333. Two recoveries totaling $1,452 occurred during the second quarter ended June 30, 1997. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. The allowance for loan losses at June 30, 1997, in management's opinion is adequate for future losses that may occur in the loan portfolio at this time.

Other Income

Other income for the three months ended June 30, 1997, increased $8,714 or 8.1% to $115,911 from $107,197 for the same period ended June 30, 1996. Service charges, fees and commissions was $128,525 for the three months ended June 30, 1997, compared to $103,709 for the three months ended June 30, 1996, an increase of $24,816 or 23.9%. The increase is primarily a result of an increase in total deposits resulting in more fees and fees generated by an increase in home mortgage loans. A larger increase in other income was negated due to a loss of $16,544 taken on a security which was exchanged during the second quarter ended June 30, 1997.

Other Expense

Bank overhead increased $85,682 or 9.4% to $996,803 for the three months period ended June 30, 1997, from $911,121 for the three months ended June 30, 1996. Salaries and employee benefits increased

$58,667 or 12.3% to $535,258 for the period ended June 30, 1997, from $476,591 for the three months period ended June 30, 1996. This increase is primarily attributed to merit raises given to employees and additional personnel to staff five new positions (two in the Mortgage Department, one in the Accounts Receivable Financing Department, one in the Operations Department and one in the Summerville office). Net occupancy expense increased $32,502 or 17.7% to $215,929 for three months ended June 30, 1997, from $183,427 for three months ended June 30, 1996. The increase is primarily attributed to the addition of a branch operation in Mt. Pleasant, South Carolina, which opened during the latter part of the second quarter ended June 30, 1996. Other operating expenses decreased $5,487 or 2.2% to $245,616 for the period ending June 30, 1997, from $251,103 for the period ending June 30, 1996.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997, TO THE SIX MONTHS ENDED JUNE 30, 1996

Net Income

Net income increased $85,092 or 13.2% to $728,853 for the six months ended June 30, 1997, from $643,761 for the six months ended June 30, 1996. The increase in net income is primarily a result of an increase in net interest income of $333,678 and the increase in total other income of $121,649.

Net Interest Income

Net interest income increased $333,678 or 12.7% to $2,964,291 for the six months ended June 30, 1997, from $2,630,613 for the six months ended June 30, 1996. Total interest and fee income increased $569,568 or 15.1% to $4,340,725 for the six months ended June 30, 1997, from $3,771,157 for the six months ended June 30, 1996. This increase is primarily due to an increase in loan volume. Loans averaged for the six months ended June 30, 1997, approximately $73,819,000 whereas loans for the same period ended June 30, 1996, averaged approximately $62,646,000 producing interest and fee income of $3,552,819 for the six months ended June 30, 1997, compared to $3,018,310 for the six months ended June 30, 1996, an increase of $534,509 or 17.7%. Investment income was $631,991 for the six months ended June 30, 1997, compared to $501,705 for the period ended June 30, 1996, an increase of $130,286 or 26.0%. Other income (Daily Federal Funds
Sold) decreased $95,227 for the reporting period. Total interest expense increased $235,890 or 20.7% to $1,376,434 for the six months ended June 30, 1997, from $1,140,544 for the six months ended June 30, 1996. The increase from the reporting period 1996 to 1997 is primarily the growth in interest bearing deposits averaging approximately $68,119,000 for the six months ended June 30, 1997, as opposed to $61,106,000 for the same period ended June 30, 1996. The net interest spread for the six months ended June 30, 1997, was 4.4% compared to 4.7% for the same period ended June 30, 1996.

Provision for Loan Losses

The provision for loan losses was $105,000 for the six months ended June 30, 1997, as compared to $35,000 for the same period in the prior year. For the six months ended June 30, 1997, the Bank incurred four charge offs totaling $35,445 as compared to the six months ended June 30, 1996, of three charge offs totaling $25,445. Two recoveries totaling $2,743 occured during the six months ended June 30, 1997. The allowance for loan losses to total loans at June 30, 1997, was 1.46% compared to 1.54% as of June 30, 1996.

Other Income

Other income for the period ended June 30, 1997, was $264,491 compared to $142,842 for the period ended June 30, 1996, an increase of $121,649 or 85.2%. The increase is primarily due to service charges and fees for the six months ended June 30, 1997, of $270,909 as compared to six months ended June 30, 1996, of $195,877, an increase of $75,032 or 38.3%. An increase in average IPC (individual, partnership and corporate) deposits from approximately $15,734,000 for the six months ended June 30, 1996, to $19,146,000 for the six months ended June 30, 1997, attributed to the increase. IPC accounts generate service charges and fees. Other non-interest income reflects a $60,592 increase for the period ended June 30, 1997, from the same period ended June 30, 1996; however, the increase is a reflection of a $58,378 loss on other real estate realized during the six month reporting period of June 30, 1996.

Other Expense

General and administrative expenses increased $253,874 or 14.9% to $1,959,929 for the six months ended June 30, 1997, from $1,706,055 for the six months ended June 30, 1996. In part, this increase is due to an annual merit increase for the Company's staff and the increase in employees needed to staff new positions due to bank growth resulting in salary and benefits increasing $144,724 or 15.8% to $1,063,535 for the six months ended June 30, 1997, compared to $918,811 for the same period for 1996. Occupancy expense increased $62,999 or 17.1% to $432,124 for the six months ended June 30, 1997, from $369,125 for the six months ended June 30, 1996. The increase in maintenance, taxes, depreciation and other costs associated with the opening of a new office in Mt. Pleasant, South Carolina, are the primary reasons for this increase.

LIQUIDITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company's primary liquid assets accounted for 30.77% and 33.62% of average assets at June 30, 1997, and 1996, respectively. Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of IPCs, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits averaged 88.0% of earning assets during the first six months of 1997 as compared to 87.3% of earning assets for the first six months of 1996. The Company closely monitors its reliance on certificates on deposit greater than $100,000. The Company plans to meet its future liquidity needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At six months ended June 30, 1997, the Bank's liquidity ratio was 24.75% and for the same period ended June 30, 1996, the liquidity ratio was 31.67%.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering, the retention of earnings less dividends paid and the exercising of stock options in April of 1995 of $124,000, the exercising of stock options in March of 1996 of $124,000 and the exercising of stock options in January of 1997 of $124,000 for a total shareholders' equity at June 30, 1997, of $14,895,016. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established requires a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at

June 30, 1997, for the Bank was 18.93% and at June 30, 1996, was 22.06%. The Company received regulatory approval for another branch in its market area in the first quarter of 1997 which should open in the spring of 1998. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for both interim and annual periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share". The purpose of this statement is to simplify current reporting and make U.S. reporting comparable to international standards. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures (as defined by the statement). The adoption of this standard did not have a material effect on EPS.

Also, in February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for financial statements for periods ending after December 31, 1997. This statement applies to both public and nonpublic entities. The new statement requires no change for entities subject to the existing requirements. The Company anticipates that adoption of this standard will not have a material effect on the Company.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Companies are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. The Company will adopt Statement 130 effective March 31, 1998, and will provide the required disclosures in the Company's Form 10-QSB.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Statement 131 establishes standards for the way companies are to report information about operating segments in annual financial statements and requires those companies to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for period beginning after December 15, 1997. Earlier application is encouraged. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. Statement 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. It is not anticipated that this standard will materially effect the Company's current method of financial reporting.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27  Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K

    On April 8, 1997, Bank of South Carolina Corporation's Board of Directors approved the issuance of a two for one stock split to shareholders of record April 30, 1997, payable May 15, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BANK OF SOUTH CAROLINA CORPORATION

August 11, 1997
                                        /s/ Hugh C. Lane, Jr.
                                        ----------------------------------
                                    BY: Hugh C. Lane, Jr.
                                        President

                                        /s/ William L. Hiott, Jr.
                                        ----------------------------------
                                    BY: William L. Hiott, Jr.
                                        Executive Vice President & Cashier