Form 10QSB
period 1997-09-30
BANK OF SOUTH CAROLINA CORP
filed 1997-11-10
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period and nine months ended               September 30, 1997
                                                             ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 0-27702

                       Bank of South Carolina Corporation
                       ----------------------------------
       (Exact name of small business issuer as specified in its charter)

       South Carolina                                   57-1021355
       --------------                                   ----------
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

                               Yes   X        No
                                  -------       ------
As of November 7, 1997, there were 2,314,514 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                               Yes            No   X
                                  ------        ------

                               Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                             Report on Form 10-QSB
                       for quarter and nine months ended
                               September 30, 1997

                                                                                   Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets - September 30, 1997
       and December 31, 1996...........................................................3
     Consolidated Statements of Operations - Three months
       ended September 30, 1997 and 1996 ..............................................4
     Consolidated Statements of Operations - Nine months
       ended September 30, 1997 and 1996 ..............................................5
     Consolidated Statements of Changes in Shareholders'
       Equity - Nine months ended September 30, 1997...................................6
     Consolidated Statements of Cash Flows - Nine months
       ended September 30, 1997 and 1996 ..............................................7
     Notes to Consolidated Financial Statements....................................8 - 9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations............................9 - 12
         Liquidity...............................................................12 & 13
         Capital Resources............................................................13
         Impact of New Accounting Pronouncements......................................13
         Effect of Inflation and Changing Prices......................................14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................14
Item 2.  Changes in Securities........................................................14
Item 3.  Default Upon Senior Securities...............................................14
Item 4.  Submission of Matters to a Vote of Security Holders..........................14
Item 5.  Other Information............................................................14
Item 6.  Exhibits and Reports on Form 8-K.............................................14

Signatures............................................................................15

                    PART I - ITEM 1 - FINANCIAL STATEMENTS

                      BANK OF SOUTH CAROLINA CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets:                                                                September 30, 1997    December 31, 1996
                                                                       ------------------    -----------------
     Cash and due from banks                                                 $   9,065,979    $   5,980,344
     Interest bearing deposits in other banks                                        6,360            6,185
     Federal funds sold and repurchase agreements                               18,150,000        4,675,000
     Investment securities available for sale                                   20,470,125       19,231,905
     Loans                                                                      73,779,853       71,660,124
         Allowance for loan losses                                              (1,161,830)      (1,041,216)
                                                                             -------------    -------------
     Net loans                                                                  72,618,023       70,618,908
     Equipment and leasehold improvements, net                                   1,953,988        1,149,994
     Other assets                                                                1,373,636        1,173,080
                                                                             -------------    -------------

Total assets                                                                 $ 123,638,111    $ 102,835,416
                                                                             =============    =============

Liabilities and shareholders' equity:

     Deposits:
         Non-interest bearing demand                                         $  25,716,879    $  21,380,352
         Interest bearing demand                                                20,709,937       16,969,563
         Money market accounts                                                  21,184,712       17,397,957
         Certificates of deposit $100,000 and over                              15,635,944       13,790,007
         Other time deposits                                                    14,218,110       11,577,303
         Other savings deposits                                                  4,494,273        3,715,055
                                                                             -------------    -------------
            Total deposits                                                     101,959,855       84,830,237

     Short-term borrowings                                                       5,703,034        2,392,408
     Other liabilities                                                             773,478          718,958
                                                                             -------------    -------------
         Total liabilities                                                     108,436,367       87,941,603
                                                                             -------------    -------------

     Common Stock - No par value;
         3,000,000 shares authorized;
         Issued and outstanding 2,341,514
         shares at September 30, 1997, and 2,314,234
         shares at December 31, 1996                                                    --               --
     Additional paid in capital                                                 12,206,882       12,082,882
     Retained earnings                                                           3,426,628        3,252,807
     Unrealized gain on securities
        available for sale, net of income taxes                                    118,920          108,810
     Treasury stock - 70,000 shares at September 30,
     1997 and at December 31, 1996                                                (550,686)        (550,686)
                                                                             -------------    -------------
         Total shareholders' equity                                             15,201,744       14,893,813
                                                                             -------------    -------------

Total liabilities and shareholders' equity                                   $ 123,638,111    $ 102,835,416
                                                                             =============    =============



          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               Quarter Ended
                                                   September 30, 1997  September 30, 1996
                                                   ------------------  ------------------
Interest and Fee Income
     Interest and fees on loans                            $1,870,884   $1,626,154
     Interest and dividends on investment securities          317,500      324,314
     Other interest income                                    176,877       85,232
                                                           ----------   ----------
         Total interest and fee income                      2,365,261    2,035,700
                                                           ----------   ----------


Interest Expense
     Interest on deposits                                     704,460      589,499
     Interest on short-term borrowings                         61,214       15,429
                                                           ----------   ----------
         Total interest expense                               765,674      604,928
                                                           ----------   ----------

     Net Interest Income                                    1,599,587    1,430,772
         Provision for loan losses                             52,500       45,000
                                                           ----------   ----------
     Net Interest Income After Provision for Loan Losses    1,547,087    1,385,772
                                                           ----------   ----------

Other Income
     Service charges, fees and commissions                    163,451      135,427
     Other non-interest income                                  8,040        4,316
                                                           ----------   ----------
         Total other income                                   171,491      139,743
                                                           ----------   ----------
Other Expense
     Salaries and employee benefits                           556,851      491,307
     Net occupancy expense of premises                        219,385      208,574
     Other operating expenses                                 260,937      240,838
                                                           ----------   ----------
         Total other expense                                1,037,173      940,719
                                                           ----------   ----------

Income before income tax expense                              681,405      584,796
     Income tax expense                                       253,000      218,000
                                                           ----------   ----------
Net Income                                                 $  428,405   $  366,796
                                                           ==========   ==========

Net Income Per Common Share                                $      .18   $      .16
                                                           ==========   ==========
Dividends Per Common Share                                 $      .06   $      .05
                                                           ==========   ==========

Weighted Average Shares                                     2,341,514    2,329,896
                                                           ==========   ==========





          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Nine Months Ended
                                                    September 30, 1997  September 30, 1996
                                                    ------------------  ------------------
Interest and Fee Income
     Interest and fees on loans                            $ 5,423,703    $ 4,644,464
     Interest and dividends on investment securities           949,492        826,019
     Other interest income                                     332,791        336,374
                                                           -----------    -----------
         Total interest and fee income                       6,705,986      5,806,857
                                                           -----------    -----------

Interest Expense
     Interest on deposits                                    2,007,572      1,698,818
     Interest on short-term borrowings                         134,536         46,654
                                                           -----------    -----------
         Total interest expense                              2,142,108      1,745,472
                                                           -----------    -----------

     Net Interest Income                                     4,563,878      4,061,385
         Provision for loan losses                             157,500         80,000
                                                           -----------    -----------
     Net Interest Income After Provision for Loan Losses     4,406,378      3,981,385
                                                           -----------    -----------

Other Income
     Service charges, fees and commissions                     434,360        331,304
     Loss on investment securities                             (16,544)        (2,569)
     Other non-interest income (expense)                        18,166        (46,150)
                                                           -----------    -----------
         Total other income                                    435,982        282,585
                                                           -----------    -----------

Other Expense
     Salaries and employee benefits                          1,620,386      1,410,119
     Net occupancy expense of premises                         651,508        577,699
     Net cost of operation of other real estate                     --          1,088
     Other operating expenses                                  725,208        657,868
                                                           -----------    -----------
         Total other expense                                 2,997,102      2,646,774
                                                           -----------    -----------

Income before income tax expense                             1,845,258      1,617,196
     Income tax expense                                        688,000        606,639
                                                           -----------    -----------
Net Income                                                 $ 1,157,258    $ 1,010,557
                                                           ===========    ===========

Net Income Per Common Share                                $       .49    $       .44
                                                           ===========    ===========
Dividends Per Common Share                                 $       .17    $       .15
                                                           ===========    ===========

Weighted Average Shares                                      2,339,216      2,348,580
                                                           ===========    ===========


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                                      Unrealized
                                                                                      gain (loss)
                                                                                     on securities
                                Common       Additional       Retained    Treasury     available
                                Stock       Paid In Capital   Earnings      Stock      for sale      Total
---------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1996           $            --   $12,082,882   $ 3,252,807    $(550,686)   $108,810   $ 14,893,813

Shares issued for the
exercise of stock options                --       124,000            --           --          --        124,000

Net income                               --            --     1,157,258           --          --      1,157,258

Change in unrealized gain
(loss) on securities
available for sale,
net of income taxes                      --            --            --           --      10,110         10,110

Cash dividends                           --            --      (983,437)          --          --       (983,437)
                            ---------------   -----------   -----------    ---------    --------   ------------

Balance,
September 30, 1997          $            --   $12,206,882   $ 3,426,628    $(550,686)   $118,920   $ 15,201,744
                            ===============   ===========   ===========    =========    ========   ============





          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Nine Months Ended
                                                                September 30,
                                                            1997             1996
                                                       -------------------------------
Cash flows from operating activities:
     Net income                                        $  1,157,258    $  1,010,557
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation                                       158,918         109,048
         Net (Accretion)/amortization of unearned
           discounts/premiums on investments                 (5,722)          6,451
         Amortization of organizational costs                 5,584           5,584
         Loss on sale of investment securities               16,544           2,569
         Loss on sale of other real estate owned                 --          58,378
         Increase in other assets                          (212,078)       (259,793)
         Provision for loan losses                          157,500          80,000
         Increase in other liabilities                       54,520         127,104
                                                       ------------    ------------
Net cash provided by operating activities                 1,332,524       1,139,898
                                                       ------------    ------------
Cash flows from investing activities:
     Proceeds from sale of investments                    1,981,875       2,997,501
     Proceeds from maturity of investments                2,013,881       1,013,881
     Proceeds from sale of stock of
       Business Development Corporation                          --          25,000
     Purchase of investment securities                   (5,228,750)    (11,970,311)
     Net increase in loans                               (2,156,615)     (7,066,314)
     Proceeds from sale of other real estate owned               --         858,922
     Purchase of office property and equipment             (962,912)       (723,580)
                                                       ------------    ------------
Net cash used in investing activities                    (4,352,521)    (14,864,901)
                                                       ------------    ------------
Cash flows from financing activities:
     Net increase in deposit accounts                    17,129,618       2,551,684
     Net increase in short-term borrowings                3,310,626         817,295
     Exercise of stock options                              124,000         124,000
     Dividends                                             (983,437)       (341,674)
     Treasury stock                                              --        (550,686)
                                                       ------------    ------------
Net cash provided by financing activities                19,580,807       2,600,619
                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents     16,560,810     (11,124,384)
Cash and cash equivalents, beginning of period           10,661,529      19,270,381
                                                       ------------    ------------

Cash and cash equivalents, end of period               $ 27,222,339    $  8,145,997
                                                       ============    ============
Supplemental disclosure of cash flow data:
     Cash paid during the year for:
         Interest                                      $  2,063,915    $  1,769,944
         Income taxes                                       744,590         520,542



          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 1:  BASIS OF PRESENTATION

Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has three locations, one in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. Property has been purchased in the West Ashley area of Charleston, South Carolina for a branch site scheduled to open in the spring of 1998. The financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position of the Company as of the date indicated. The results of operations for the period ending September 30, 1997, are not necessarily indicative of the results which may be expected for the entire year. Users of financial information, produced for interim periods, are encouraged to refer to the audited financial statements and footnotes included in the Company's 1996 Annual Report.

NOTE 2:  ORGANIZATION AND DEVELOPMENT

The organization of The Bank of South Carolina (the Bank) began on April 24, 1986, and the Bank received approval on October 22, 1986, to organize and operate as a state-chartered bank. Common stock was issued on October 23, 1986. The Federal Deposit Insurance Corporation (FDIC) issued approval to insure all deposits to the full amount permitted by the law upon commencement of operations on February 26, 1987. On the effective date (12:01 a.m., April 17,
1995), shareholders of The Bank of South Carolina became shareholders of Bank of South Carolina Corporation at which time one share of common stock in the Bank was exchanged for two shares of common stock in the Company. All prior period amounts have been retroactively restated to reflect the two-for-one exchange.

NOTE 3:  INVESTMENT SECURITIES

Investment securities to be "Held to Maturity" are carried at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method. Investment securities classified as "Available for Sale" are marked to market with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of estimated tax effects). Realized gains or losses on the sale of investments are included in earnings and are based on the specific identification method. All the Company's securities are classified as "Available for Sale".

The amortized cost of U.S. Treasury Securities held by the Company at September 30, 1997, and classified as "Available for Sale" is $20,281,363. The aggregate market value of securities "Available for Sale" on the basis of market quotations as of September 30, 1997, is $20,470,125. The unrealized gain as of September 30, 1997, on such securities is $188,762.

The amortized cost of U.S. Treasury Securities held by the Company at December 31, 1996, and classified as "Available for Sale" was $19,059,191. The aggregate market value of securities "Available for Sale" on the basis of market quotations as of December 31, 1996, was $19,231,905. The unrealized gain as of December 31, 1996, on such securities was $172,714.

NOTE 4:  SHAREHOLDERS' EQUITY

The Board of Directors approved a two for one stock split to shareholders of record April 30, 1997, effective May 15, 1997. All share and per share data have been retroactively restated to reflect the two for one common stock split. A one-time cash dividend of $.25 per share was approved for shareholders of record January 31, 1997, payable February 27, 1997. A regular quarterly cash dividend of $.05 per share was approved for shareholders of record March 31, 1997, payable May 15, 1997, a regular quarterly cash dividend of $.06 per share was approved for shareholders of record June 30, 1997, payable August 15, 1997 and a regular quarterly cash dividend of $.06 per share was approved for shareholders of record September 30, 1997, payable October 31, 1997.

                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with branch operations in Summerville, South Carolina, Mt. Pleasant, South Carolina and has a full service branch operation under construction at 2027 Sam Rittenberg Boulevard that is scheduled to open in the spring of 1998. It offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates principally in the counties of Charleston, Dorchester and Berkeley in South Carolina.

For the first nine months of 1997, the Company reported net income of $1,157,258 or $.49 per share, an increase of $146,701 or 14.52% compared to the net income for the first nine months of 1996 of $1,010,557 or $.43 per share. Total assets for the period increased $20,802,695 or 20.23% from December 31, 1996, to September 30, 1997.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997, TO THREE MONTHS ENDED SEPTEMBER 30, 1996

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and the level of its operating expenses. Net interest income depends upon the volume of interest earning assets and interest bearing liabilities which results in the net interest spread. Net income increased $61,609 or 16.80% to $428,405 for the three months ended September 30, 1997, from $366,796 for the three months ended September 30, 1996. The increase is primarily due to average earning assets for three months ended September 30, 1997, of approximately $107,861,000 increasing from $92,398,000 for the three months ended September 30, 1996.

Net Interest Income

Net interest income increased $168,815 or 11.80% to $1,599,587 for the three months ended September 30, 1997, from $1,430,772 for the three months ended September 30, 1996. Total interest and fee income increased $329,561 or 16.19% for the three months ended September 30, 1997, to $2,365,261 from $2,035,700 for the three months ended September 30, 1996. This increase is a result of average total loans for the three months ended September 30, 1997, averaging approximately $75,420,000 compared to average total loans of approximately $65,908,000 for the three months ended September 30, 1996. The loan portfolio produces the highest yield of all earning assets. The investment portfolio income decreased $6,814 or 2.10% to $317,500 for the period ended September 30, 1997, as compared to $324,314 for the three months ended September 30, 1996. This decrease in revenue is primarily a result of maturities in investment securities portfolio which were not reinvested. Other interest income increased $91,645 or 107.52% to $176,877 for the three months ended September 30, 1997, from $85,232 for the three months ended September 30, 1996. This increase in revenue is primarily attributed to the increase in average available overnight federal funds for the comparable periods. The net interest spread for the three months ended September 30, 1997, was 4.32% compared to 4.60% for the same period ended September 30, 1996.

Total interest expense increased $160,746 or 26.57% to $765,674 for the three months ended September 30, 1997, from $604,928 for three months ended September 30, 1996. The increase is due to average interest bearing deposits increasing for the period September 30, 1997, to approximately $72,545,000 from the same period September 30, 1996, of approximately $63,986,000. Interest on deposits for the three months ended September 30, 1997, was $704,460 compared to $589,499 for the same period September 30, 1996, an increase of $114,961 or 19.50%. Interest on short-term borrowings was $61,214 for the three months ended September 30, 1997, compared to $15,429 for the three months ended September 30, 1996, an increase of $45,785 or 296.75%. Short-term borrowings consisted of Securities Sold Under Agreements to Repurchase and Demand Notes Issued to the U.S. Treasury for both periods.

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

During the quarter ended September 30, 1997, $52,500 was charged to the provision for loan losses compared to $45,000 for the quarter ended September 30, 1996. At September 30, 1997, the allowance for loan losses was $1,161,830 or 1.57% of total loans. This compares to an allowance of $983,957 or 1.43% as of September 30, 1996. During the quarter ended September 30, 1997, the Bank incurred two charge offs totaling $4,185 as compared to the same period quarter ended September 30, 1996, of four charge offs totaling $32,365. There were seven loans on non-accrual status at September 30, 1997, in the amount of $682,655 as compared to none in the same quarter ended September 30, 1996. There were 24 loans past due over 30 days totaling $561,112 or .8% of total loans at September 30, 1997, compared to 22 loans totaling $991,018 or 1.4% of total loans at September 30, 1996, and four loans 90 days past due at September 30, 1997, for $285,020 as compared to the same quarter ended September 30, 1996, of no loans 90 days past due. No recoveries occurred during the quarter ended September 30, 1997. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. The allowance for loan losses at September 30, 1997, in management's opinion is adequate for future losses that may occur in the loan portfolio at this time.

Other Income

Other income for the three months ended September 30, 1997, increased $31,748 or 22.72% to $171,491 from $139,743 for the same period ended September 30, 1996. Service charges, fees and commissions was $163,451 for the three months ended September 30, 1997, compared to $135,427 for the three months ended September 30, 1996, an increase of $28,024 or 20.69%. The increase is primarily a result of an increase in total deposits resulting in more service charges and fees generated by an increase in home mortgage loans.

Other Expense

Bank overhead increased $96,454 or 10.25% to $1,037,173 for the three months period ended September 30, 1997, from $940,719 for the three months ended September 30, 1996. Salaries and employee benefits increased $65,544 or 13.34% to $556,851 for the period ended September 30, 1997, from $491,307 for the three months period ended September 30, 1996. This increase is primarily attributed to merit raises given to employees and additional personnel to staff five new positions. Net occupancy expense increased $10,811 or 5.18% to $219,385 for three months ended September 30, 1997, from $208,574 for three months ended September 30, 1996. The increase is primarily attributed to the addition of a branch operation in Mt. Pleasant, South Carolina, which opened during the latter part of the second quarter ended June 30, 1996. Other operating expenses increased $20,099 or 8.35% to $260,937 for the period ending September 30, 1997, from $240,838 for the period ending September 30, 1996.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997, TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Net Income

Net income increased $146,701 or 14.52% to $1,157,258 for the nine months ended September 30, 1997, from $1,010,557 for the nine months ended September 30, 1996. The increase in net income is primarily a result of an increase in net interest income of $502,493 and the increase in total other income of $153,397.

Net Interest Income

Net interest income increased $502,493 or 12.37% to $4,563,878 for the nine months ended September 30, 1997, from $4,061,385 for the nine months ended September 30, 1996. Total interest and fee income increased $899,129 or 15.48% to $6,705,986 for the nine months ended September 30, 1997, from $5,806,857 for the nine months ended September 30, 1996. This increase is primarily due to an increase in loan volume. Loans averaged for the nine months ended September 30, 1997, approximately $74,353,000 whereas loans for the same period ended September 30, 1996, averaged approximately $63,733,000 producing interest and fee income of $5,423,703 for the nine months ended September 30, 1997, compared to $4,644,464 for the nine months ended September 30, 1996, an increase of $779,239 or 16.78%. Investment income was $949,492 for the nine months ended September 30, 1997, compared to $826,019 for the period ended September 30, 1996, an increase of $123,473 or 14.95%. Other income (Daily Federal Funds
Sold) decreased $3,583 for the reporting period. Total interest expense increased $396,636 or 22.72% to $2,142,108 for the nine months ended September 30, 1997, from $1,745,472 for the nine months ended September 30, 1996. The increase from the reporting period 1996 to 1997 is primarily due to the growth in interest bearing deposits averaging approximately $69,594,000 for the nine months ended September 30, 1997, as opposed to $61,678,000 for the same period ended September 30, 1996. The net interest spread for the nine months ended September 30, 1997, was 4.40% compared to 4.65% for the same period ended September 30, 1996.

Provision for Loan Losses

The provision for loan losses was $157,500 for the nine months ended September 30, 1997, as compared to $80,000 for the same period in the prior year. For the nine months ended September 30, 1997, the Bank incurred six charge offs totaling $39,630 as compared to the nine months ended September 30, 1996, of seven charge offs totaling $58,221. There were seven loans on non-accrual status for the nine month period ended September 30, 1997, in the amount of $682,655 as compared to none in the nine month period ended September 30, 1996. There were 24 loans past due 30 days totaling $561,112 or .8% of total loans at September 30, 1997, as compared to 22 loans totaling $991,018 or 1.4% of total at September 30, 1996. Five recoveries totaling $2,743 occurred during the nine months ended

September 30, 1997. The allowance for loan losses to total loans at September 30, 1997, was 1.57% compared to 1.43% as of September 30, 1996.

Other Income

Other income for the period ended September 30, 1997, was $435,982 compared to $282,585 for the period ended September 30, 1996, an increase of $153,397 or 54.28%. The increase is primarily due to service charges and fees for the nine months ended September 30, 1997, of $434,360 as compared to nine months ended September 30, 1996, of $331,304, an increase of $103,056 or 31.11%. An increase in average IPC (individual, partnership and corporate) deposits from approximately $20,209,000 for the nine months ended September 30, 1997, from $15,719,000 for the nine months ended September 30, 1996, attributed to the increase. IPC accounts generate service charges and fees. Other non-interest income reflects a $64,316 increase for the period ended September 30, 1997, from the same period ended September 30, 1996.

Other Expense

General and administrative expenses increased $350,328 or 13.24% to $2,997,102 for the nine months ended September 30, 1997, from $2,646,774 for the nine months ended September 30, 1996. In part, this increase is due to an annual merit increase for the Company's staff and the increase in employees needed to staff new positions due to bank growth resulting in salary and benefits increasing $210,267 or 14.91% to $1,620,386 for the nine months ended September 30, 1997, compared to $1,410,119 for the same period for 1996. Occupancy expense increased $73,809 or 12.78% to $651,508 for the nine months ended September 30, 1997, from $577,699 for the nine months ended September 30, 1996. The increase in maintenance, taxes, depreciation and other costs associated with the opening of a new office in Mt. Pleasant, South Carolina, are the primary reasons for this increase. Other operating expenses increased $67,340 or 10.24% to $725,208 for the nine months ended September 30, 1997, from $657,868 for the nine months ended September 30, 1996.

LIQUIDITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company's primary liquid assets accounted for 39.98% and 28.56% of average assets at September 30, 1997, and 1996, respectively. Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of IPCs, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits averaged 90.71% of earning assets during the first nine months of 1997 as compared to 88.81% of earning assets for the first nine months of 1996. The Company closely monitors its reliance on certificates on deposit greater than $100,000. The Company plans to meet its future liquidity needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At nine months ended

September 30, 1997, the Bank's liquidity ratio was 36.12% and for the same period ended September 30, 1996, the liquidity ratio was 25.75%.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering, the retention of earnings less dividends paid and the exercising of stock options in April of 1995 of $124,000, the exercising of stock options in March of 1996 of $124,000 and the exercising of stock options in January of 1997 of $124,000 for a total shareholders' equity at September 30, 1997, of $15,201,744. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established requires a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at September 30, 1997, for the Bank was 18.21% and at September 30, 1996, was 20.13%. The Company received regulatory approval for another branch in its market area in the first quarter of 1997 which should open in the spring of 1998. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for both interim and annual periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share". The purpose of this statement is to simplify current reporting and make U.S. reporting comparable to international standards. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures (as defined by the statement). The adoption of this standard will not have a material effect on EPS.

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

     (a)  Exhibits - 27 Financial Data Schedule (for SEC purposes only).

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

                                        BANK OF SOUTH CAROLINA CORPORATION


November 7, 1997                        /s/ Hugh C. Lane, Jr.
                                        ---------------------------------------
                                        BY: Hugh C. Lane, Jr.
                                            President


November 7, 1997                        /s/ William L. Hiott, Jr.
                                        ---------------------------------------
                                        BY: William L. Hiott, Jr.
                                            Executive Vice President & Cashier