Form 10KSB
period 1997-12-31
BANK OF SOUTH CAROLINA CORP
filed 1998-03-30
CIK 1007273

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-27702
                        -------

                       BANK OF SOUTH CAROLINA CORPORATION
                 ---------------------------------------------
                 (Name of small business issuer in its charter)

      South Carolina                                        57-1021355
----------------------------------------              ------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                        Identification Number)

256 Meeting Street, Charleston, SC                            29401
----------------------------------------              ------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (803) 724-1500
                            --------------

Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                ----------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to be best of the registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB. Not applicable

Issuer's revenues for its most recent fiscal year: $9,160,575

Aggregate market value of the voting stock held by non-affiliates:  $29,754,069

As of March 24, 1998, the Registrant has outstanding 2,341,514 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                               -----   -----

                       BANK OF SOUTH CAROLINA CORPORATION
                                 AND SUBSIDIARY

                               Table of Contents



                                                       PART I                                           Page
                                                                                                        ----

Item 1.   Description of Business.........................................................................3
Item 2.   Description of Property.........................................................................5
Item 3.   Legal Proceedings...............................................................................5
Item 4.   Submission of Matters to Vote of Security Holders...............................................5

                                                     PART II

Item 5.   Market for the Bank's Common Stock and Related Matters..........................................5
Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................................................6
Item 7.   Financial Statements and Supplementary Data....................................................20
Item 8.   Changes In and Disagreements With Accountants on Accounting and
          Financial Matters..............................................................................40

                                                    PART III

Item 9.   Directors and Executive Officers of the Registrant.............................................40
Item 10.  Compensation of Directors and Executive Officers...............................................42
Item 11.  Security Ownership of Certain Beneficial Owners and Management.................................44
Item 12.  Certain Relationships and Related Transactions.................................................48

                                                     PART IV

Item 13.   Exhibits, Financial Statements and Reports on Form 8-K.........................................49

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

The Bank offers credit cards (through correspondent banking services) including MasterCard (TM) and Visa (TM) along with a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. Other services offered, but not limited to, include safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the Visa Debit Card Program. This service is called "Check Card" by the Bank and also offers purchases by the cardholder where Visa cards are accepted worldwide using a direct charge to their checking account. The Bank operates a courier service as part of its deposit services for commercial customers and provides a safekeeping brokerage service through one of its correspondent banks. All banking services are available through three banking house locations, 256 Meeting Street, Charleston, SC, 100 N. Main Street, Summerville, SC, and 1337 Chuck

Dawley Boulevard, Mt. Pleasant, SC. A complete listing of the Bank's services may be referenced in its Annual Report on page 45.

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

The Company was authorized by its Board of Directors at its December 1995, board meeting to repurchase up to 70,000 shares of its common stock on the open market from time to time. As of this date 70,000 shares have been repurchased by the Company.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment had no material effect on the capital expenditures, earnings and competitive position of the Bank in the fiscal year ended December 31, 1997.

By year end 1997, the Bank employed 55 people, 7 of whom are part time employees, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR BANK'S COMMON STOCK AND RELATED MATTERS

There were issued and outstanding 2,341,514 shares of the 3,000,000 authorized shares of common stock of the Company at the close of the Company's fiscal year ended December 31, 1997. These outstanding shares were held by approximately 900 shareholders of record on December 31, 1997. The common stock of the Company is traded in the "over-the-counter" (OTC) market by three market making investment banking firms. These firms are The Robinson-Humphrey Company, Inc., Interstate/Johnson Lane, and Sterne, Agee & Leach, Inc. Stock quotations are available through the National Association of Securities Dealers Automated Quotations (NASDAQ) where the Company's shares are listed as BKSC.

According to information supplied by the National Association of Securities Dealers, Inc., the range of high and low bid quotations for each quarterly period in the fiscal years 1997, 1996 and 1995 has been as follows:

                                    1997                                 1996                               1995
                           HIGH             LOW               HIGH              LOW              HIGH              LOW
                           ---------------------------------------------------------------------------------------------
First Quarter              13.75            8.75              8.125             7.125            5.50              5.375
Second Quarter             18.50            12.875            8.25              7                6.25              5.375
Third Quarter              17.75            16                8.125             7.25             6                 5.50
Fourth Quarter             18.75            14.50             8.875             8.125            6.875             5.875

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

The Board of Directors of the Company declared a special one-time dividend of $.25 per share to shareholders of record January 31, 1997, payable February 27, 1997, and quarterly dividends in 1997 of $.05 per share to shareholders of record March 31, 1997, payable May 15, 1997, $.06 per share to shareholders of record June 30, 1997, payable August 15, 1997, $.06 per share to shareholders of record September 30, 1997, payable October 31, 1997, and $.06 per share to shareholders of record December 31, 1997, payable January 31, 1998.

The Board of Directors of the Company declared quarterly dividends in 1996 of $.05 per share to shareholders of record March 29, 1996, payable May 15, 1996, $.05 per share to shareholders of record June 28, 1996, payable August 15, 1996, $.05 per share to shareholders of record September 30, 1996, payable November 15, 1996, and $.05 per share to shareholders of record December 31, 1996, payable February 14, 1997.

During 1995, the Company declared quarterly dividends of $.03 per share to shareholders of record March 31, 1995, payable May 15, 1995, $.04 per share to shareholders of record June 30, 1995, payable August 15, 1995, $.04 per share to shareholders of record September 29, 1995, payable November 15, 1995, and $.04 per share to shareholders of record December 29, 1995, payable February 15, 1996.

As of December 31, 1997, there were approximately 900 shareholders of record and shares held by individuals in street name and on March 20, 1998, the bid and ask prices for the common stock were $19.625 and $21, respectively. It is the intent of the Company to continue paying dividends in the future.

Cash dividends, when declared, are paid by the Bank to the Corporation for distribution to shareholders of record of the Corporation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management's discussion and analysis is included to provide the shareholders with an expanded narrative of the Company's results of operations, changes in financial condition, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the audited consolidated financial statements and notes included in this annual report and the Company's 1997 Annual Report on Form 10-KSB. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

CONSOLIDATED FINANCIAL HIGHLIGHTS


                                                 1997              1996              1995             1994            1993
                                            --------------     -------------     ------------     -------------   ---------------
FOR DECEMBER 31:
----------------
Net Income                                  $    1,609,618     $   1,388,808     $  1,049,231     $     705,323   $       643,175
Selected Year End Balances
- Total Assets                                 124,478,023       102,835,416       95,248,079        77,176,341        80,225,926
- Total Loans                                   79,965,957        71,660,124       61,986,536        54,471,114        52,473,245
- Investment Securities                         19,483,167        19,231,905       12,505,634        15,955,605        15,105,901
- Federal Funds Sold and Resale Agreements      15,600,000         4,675,000       15,025,000           725,000         9,575,000
- Interest Bearing Deposits in Other Banks           6,421             6,185            5,957             5,742             5,592
- Earning Assets                               115,055,545        95,573,214       89,523,127        71,157,461        77,159,738
- Deposits                                     104,469,073        84,830,237       78,990,344        62,465,429        64,814,531
- Shareholders' Equity                          15,521,347        14,893,813       14,515,232        13,287,736        12,955,888
Weighted Average Shares Outstanding (1)(2)(3)    2,339,795         2,339,922        2,352,926         2,332,000         2,332,000

FOR THE YEAR:
-------------

Selected Average Balances
- Total Assets                                 112,413,053        96,379,427       84,596,891        78,107,336        76,955,947
- Total Loans                                   74,682,392        65,468,548       55,870,527        52,079,826        53,313,291
- Investment Securities                         19,517,222        17,614,422       14,564,163        16,742,283        13,503,873
- Federal Funds Sold and Resale Agreements      10,824,383         7,622,131        8,653,014         4,358,411         6,468,675
- Interest Bearing Deposits in Other Banks           6,309             6,092            5,868             5,668             5,796
- Earning Assets                               105,030,306        90,711,193       79,093,572        73,186,188        73,291,635
- Deposits                                      93,055,877        79,671,917       68,974,795        63,427,727        62,201,593
- Shareholders' Equity                          15,005,232        14,656,129       13,852,365        13,169,210        12,789,832

PERFORMANCE RATIOS:
-------------------

Return on Average Equity                             10.73%             9.48%            7.57%             5.36%             5.04%
Return on Average Assets                              1.43%             1.44%            1.24%              .90%              .84%
Average Equity to Average Assets                     13.35%            15.21%           16.37%            16.86%            16.62%
Net Interest Margin                                   5.92%             6.09%            5.95%             5.39%             4.58%
Net Charge-offs to Average Loans                       .05%              .09%             .10%              .29%              .26%
Allowance for Loan Losses as a
   Percentage of Average Loans                        1.62%             1.59%            1.72%             1.91%             1.95%

PER SHARE: (1)(2)(3)
--------------------

Basic Earnings                              $          .69    $          .59     $        .45    $          .30     $          .28
Diluted Earnings                                       .68               .59              .44               .30                .28
Year End Book Value                                   6.63              6.44             6.15              5.70               5.56
Cash Dividends Declared                                .48               .20              .14               .10                .08
Dividend Payout Ratio                                69.57%            33.90%           31.11%            33.33%             28.57%

Full Time Employee Equivalents                          55                47               39                37                 31


1).On April 17, 1995, The Bank of South Carolina reorganized into Bank of South Carolina Corporation, a one-bank holding company. Each share of common stock of the Bank was exchanged for two shares of common stock of the Corporation. Average shares outstanding and per share data have been retroactively restated to reflect the exchange.

2).On May 15, 1996, Bank of South Carolina Corporation issued a 10% stock dividend. All share and per share data have been retroactively restated to reflect the 10% stock dividend.

3).On April 8, 1997, Bank of South Carolina Corporation declared a 2 for 1 stock split for shareholders of record April 30, 1997, payable May 15, 1997.
      All share and per share data have been restated to reflect the 2 for 1 stock split.

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


                                                                                    FOR YEARS ENDED
                                                                                      DECEMBER 31,
                                                  ---------------------------------------------------------------------------------
                                                        1997             1996            1995             1994             1993
Operating Data:                                   -------------    -------------   --------------   --------------   --------------

Interest and fee income                           $   9,160,575    $   7,899,225   $    7,013,875   $    5,513,791   $    4,878,269
Interest expense                                      2,942,024        2,378,414        2,306,545        1,572,987        1,532,547
                                                  -------------    -------------   --------------   --------------   --------------
Net interest income                                   6,218,551        5,520,811        4,707,330        3,940,804        3,345,722
Provision for loan losses                               210,000          140,000           20,000          105,000          160,000
                                                  -------------    -------------   --------------   --------------   --------------
Net interest income after
     provision for loan losses                        6,008,551        5,380,811        4,687,330        3,835,804        3,185,722
Other income                                            600,254          500,923          345,677          191,829          277,238
Other expense                                         4,093,687        3,658,787        3,366,776        2,915,310        2,466,285
                                                  -------------    -------------   --------------   --------------   --------------
Income before income taxes                            2,515,118        2,222,947        1,666,231        1,112,323          996,675
Income tax expense                                      905,500          834,139          617,000          407,000          353,500
                                                  -------------    -------------   --------------   --------------   --------------
Net income                                        $   1,609,618    $   1,388,808   $    1,049,231   $      705,323   $      643,175
                                                  =============    =============   ==============   ==============   ==============
Basic earnings per share (1)(2)(3)                $         .69    $         .59   $          .45   $          .30   $          .28
                                                  =============    =============   ==============   ==============   ==============
Diluted earnings per share (1)(2)(3)              $         .68    $         .59   $          .44   $          .30   $         ..28
                                                  =============    =============   ==============   ==============   ==============

Weighted average common shares (1)(2)(3)              2,339,795        2,339,922        2,352,926        2,332,000        2,332,000
Dividends per common share                        $         .48    $         .20   $          .14   $          .10   $          .08


                                                                                         AS OF
                                                                                      DECEMBER 31,
                                                  ---------------------------------------------------------------------------------
                                                        1997             1996            1995             1994             1993
                                                  -------------    -------------   --------------   --------------   --------------
Balance Sheet Data:

Total investment securities                       $  19,483,167    $  19,231,905   $   12,505,634   $   15,955,605   $   15,105,901
Total loans                                          79,965,957       71,660,124       61,986,536       54,471,114       52,473,245
Allowance for loan losses                             1,210,528        1,041,216          960,103          996,386        1,039,870
Total assets                                        124,478,023      102,835,416       95,248,079       77,176,341       80,225,926
Total deposits                                      104,469,073       84,830,237       78,990,344       62,465,429       64,814,531
Shareholders' equity                                 15,521,347       14,893,813       14,515,232       13,287,736       12,955,888


1).On April 17, 1995, The Bank of South Carolina reorganized into Bank of South Carolina Corporation, a one-bank holding company. Each share of common stock of the Bank was exchanged for two shares of common stock of the Corporation. Average shares outstanding and per share data have been retroactively restated to reflect the exchange.

2).On May 15, 1996, Bank of South Carolina Corporation issued a 10% stock dividend. All share and per share data have been retroactively restated to reflect the 10% stock dividend.

3).On April 8, 1997, Bank of South Carolina Corporation declared a 2 for 1 stock split for shareholders of record April 30, 1997, payable May 15, 1997. All share and per share data have been restated to reflect the 2 for 1 stock split.

OVERVIEW

The Company earned $1,609,618 or $.69 per share compared to $1,388,808 or $.59 per share for 1996 on average daily assets of $112,413,056 in 1997, an increase from $96,379,427 in 1996. The return on average assets of 1.43% for 1997 was almost identical with 1.44% for 1996. The return on average shareholders' equity for 1997 was 10.73%, up from 9.48% for 1996. Average deposits for 1997 were $93,055,877, up $13,383,960 or 17% from 1996.

During 1997, the Company declared a special one-time cash dividend of $.25 per share to mark its tenth anniversary on February 27, 1997, one regular quarterly cash dividend of $.05 per share and three regular quarterly cash dividends of $.06 per share thereby sharing a greater portion of its profits with its owners, compared to prior years.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996, TO DECEMBER 31, 1997

Net income increased $220,810 from $1,388,808 for December 31, 1996, to $1,609,618 for December 31, 1997, or 16% increasing basic earnings per share from $.59 to $.69 and diluted earnings per share from $.59 to $.68 for the same periods. This increase is primarily attributable to increases in net interest income and other income.

Net interest income increased $697,740 from $5,520,811 for 1996 to $6,218,551 for 1997. This increase is due to the Company's volume of interest earning assets increasing at a sufficiently fast rate relative to the increase in interest bearing liabilities to offset the decrease in net interest spread.

Total interest and fee income increased 16% or $1,261,350. This increase is due to an increase in loans. Total loans increased from $71,660,124 at December 31, 1996, to $79,965,957 at December 31, 1997, an increase of 12%. The average yield on loans increased from 9.71% to 9.80% for the same periods.

Total interest expense increased 24% or $563,610. This increase is due to an increase in deposits as well as an increase in interest paid on deposits. Deposits increased from $84,830,237 at December 31, 1996, to $104,469,073 at December 31, 1997. The average rate on interest bearing liabilities increased from 3.75% to 3.95% for the same periods.

The provision for loan losses increased from $140,000 for 1996 to $210,000 for 1997. The increase in the provision is a result of management's review of the loan portfolio. The allowance for loan losses as a percentage of average total loans increased from 1.59% to 1.62% for the same period. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. For further discussion, see "Non-accrual and Past Due Loans" and "Allowance for Loan Losses."

Other income increased 19.83% from $500,923 at December 31, 1996, to $600,254 at December 31, 1997, or $99,331. This increase is attributable to an increase in service charges, fees and service release premiums from mortgage loans.

Other expense increased 11.89% or $434,900 from $3,658,787 for 1996 to $4,093,687 for 1997. This increase is due in part to a 16.49% increase in salaries and employee benefits as a result of the creation of five new positions within the Company and an annual merit increase for the Company's staff.

Occupancy expense increased $73,792 or 9.37% from $787,351 for 1996 to $861,143 for 1997. This increase is primarily due to a full year's occupancy expense for the Mt. Pleasant office which opened in May 1996.

Other operating expense increased $107,826 or 11.78% from $915,006 for 1996 to $1,022,832 for 1997. The increase is a result of an increase in the cost of printed forms due to a long-term contract expiring, an increase in stationery and supplies due to a new office and that new office's business development efforts in buying customer's check orders, while sundry losses and the FDIC assessment were $6,000 and $8,000 higher, respectively, from the previous year.

Income tax expense increased from $834,139 for 1996 to $905,500 for 1997. The Company provides for income taxes at approximately 36% of pretax net income. The increase in income tax expense is directly related to the increase in pretax net income.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995, TO DECEMBER 31, 1996

Net income increased $339,577 from $1,049,231 for 1995 to $1,388,808 for 1996 increasing basic earnings per share from $.45 to $.59 and diluted earnings per share from $.44 to $.59 for the same periods. This increase is primarily attributable to increases in net interest income and other income and a loss on other real estate owned in the prior year.

Net interest income increased $813,481 from $4,707,330 for 1995 to $5,520,811 for 1996. This increase is due to the Company's volume of average interest earning assets increasing at a sufficiently fast rate relative to the increase in interest bearing liabilities to offset the decrease in net interest spread.

Total interest and fee income increased 12.62% or $885,350. This increase is due primarily to an increase in loans. Total loans increased from $61,986,536 at December 31, 1995, to $71,660,124 at December 31, 1996, an increase of 15.6%. The average yield on loans decreased from 10.04% to 9.71% for the same periods.

Total interest expense increased 3.12% or $71,869. This increase is due to an increase in deposits. Deposits increased from $78,990,344 at December 31, 1995, to $84,830,237 at December 31, 1996. The average rate on interest bearing liabilities decreased from 4.09% to 3.75% for the same periods.

The provision for loan losses increased from $20,000 for 1995 to $140,000 for 1996. The increase in the provision is directly related to the 16% growth in the loan portfolio. The allowance for loan losses as a percentage of average total loans decreased from 1.72% to 1.59% for the same period due to the increase in loans. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. For further discussion, see "Non-accrual and Past Due Loans" and "Allowance for Loan Losses."

Other income increased 44.91% from $345,677 for December 31, 1995, to $500,923 for December 31, 1996, or $155,246. This increase is attributable to an increase in service charges, fees and service release premiums from mortgage loans.

Other expense increased 8.67% or $292,011 from December 31, 1995, to December 31, 1996. This increase is due in part to a 12.72% increase in salaries and employee benefits as a result of the creation of new positions within the Company and an annual merit increase for the Company's staff. This was offset by a loss on other real estate owned in 1995.

Occupancy expense increased $101,386 or 14.78% from $685,965 for December 31, 1995, to $787,351 for December 31, 1996. This increase is primarily due to the addition of the Mt. Pleasant office which opened in May 1996.

Other operating expense increased $250,014 or 37.60% from $664,992 for December 31, 1995, to $915,006 for December 31, 1996. The increase is a result of expenses relating to the opening of a new office in Mt. Pleasant during the year as well as increases in other general operating expenses.

Income tax expense increased from $617,000 for 1995 to $834,139 for 1996. The Company provides for income taxes at approximately 37% of pretax net income. The increase in income tax expense is directly related to the increase in pretax net income from $1,666,231 at December 31, 1995, to $2,222,947 at December 31, 1996.

ASSET AND LIABILITY MANAGEMENT

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. At year end 1997, total assets were $124,478,023, an increase of 21.05% from the end of the previous year. At year end 1997, deposits were $104,469,073, an increase of 23.15% from the end of the previous year, primarily as a result of an increase in all types of deposits, primarily NOW and Money Market accounts and Certificates of Deposit under $100,000.

Approximately 93.43% of the Bank's average assets were earning assets composed of U.S. Treasury and municipal securities in the amount of $19,517,222, Federal Funds Sold and interest bearing deposits in other banks in the amount of $10,830,692 and loans in the amount of $74,682,392. In conjunction with the adoption of SFAS 115, the Company reclassified all of its investment securities to available for sale on January 1, 1994.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. For the Company, this risk is constituted primarily of interest rate risk in its lending and investing activities as they relate to their funding by deposit and borrowing activities.

The Bank's policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities and to attempt to maintain an asset positive position over a 12 month period. In adhering to this policy, it is anticipated that the Bank's net interest margins will not be materially affected by inflation and changing prices. The net interest rate spread for 1997 decreased to 4.77% from 4.96% for 1996 and the net interest margin for 1997 decreased to 5.92% from 6.09% for 1996. Management will continue to monitor its asset sensitive position in times of lower interest rates which might adversely effect its net interest margin.

Since the rates on most of the Bank's interest bearing liabilities can vary on a daily basis, management continues to maintain a loan portfolio priced predominately on a variable rate basis. The Bank seeks stable, long-term deposit relationships to fund its loan portfolio.

At December 31, 1997, the average maturity of the investment portfolio was 18 months with an average yield of 6.50% compared to 20 months with an average yield of 6.41% at December 31, 1996.

The Bank does not own nor has it ever purchased derivative securities. The Company does not take foreign exchange or commodity risks.

The following table summarizes the Bank's interest sensitivity position as of December 31, 1997:

                                                            3 MONTHS      6 MONTHS      1 YEAR
                                              LESS          TO LESS       TO LESS       TO LESS
EARNING ASSETS                                THAN 3        THAN 6        THAN 1        THAN 5        5 YEARS
(IN 000'S)                      1 DAY         MONTHS        MONTHS        YEAR          YEARS         OR MORE        TOTAL
                                -----------------------------------------------------------------------------------------------
Loans                           $    66,583   $     5,834   $     2,197   $     1,895   $     2,138   $        43    $   78,690
Investment securities                     -             -         1,194         3,980        13,888           220        19,282
Short term investments                    6             -             -             -             -             -             6
Federal funds sold                   15,600             -             -             -             -             -        15,600
                                -----------   -----------   -----------   -----------   -----------   -----------    ----------
Total                           $    82,189   $     5,834   $     3,391   $     5,875   $    16,026   $       263    $  113,578
                                ===========   ===========   ===========   ===========   ===========   ===========    ==========

INTEREST BEARING LIABILITIES
(IN 000'S)

CD's 100,000 and over           $         -   $     8,300   $     4,605   $     1,991   $         -   $         -    $   14,896
Other time deposits                     380         7,611         4,532         2,728           412             -        15,663
Money market and interest
    bearing demand accounts          42,098             -             -             -             -             -        42,098
Savings                               4,055             -             -             -             -             -         4,055
Borrowed money                        3,788             -             -             -             -             -         3,788
                                -----------   -----------   -----------   -----------   -----------   -----------    ----------
Total                           $    50,321   $    15,911   $     9,137   $     4,719   $       412   $         -    $   80,500
                                ===========   ===========   ===========   ===========   ===========   ===========    ==========

Net                             $    31,868    $  (10,077)  $    (5,746)   $    1,156   $    15,614   $       263    $   33,078
Cumulative                                         21,791        16,045        17,201        32,815        33,078

LIQUIDITY

The Bank's liquidity is monitored on a daily basis to insure funds are available to meet the Bank's liquidity requirements. All securities owned by the Bank are classified as available for sale and, as a result, are carried at market value with changes in market value, net of tax, adjusted through shareholders' equity. The unrealized gain on securities available for sale, net of income taxes, was $126,653 at December 31, 1997, and the unrealized gain, net of income taxes, was $108,810 at December 31, 1996.
At year end 1997, the Bank's federal funds sold totaled $15,600,000.

COMPOSITION OF AVERAGE ASSETS

                                         1997               1996                1995                1994               1993
                                  ----------------    ----------------    ----------------    ----------------    ----------------
Loans                             $     74,682,392    $     65,468,548    $     55,870,527    $     52,079,826    $     53,313,291
Investments                             19,517,222          17,614,422          14,564,163          16,742,283          13,503,873
Federal funds sold
   other investments                    10,830,692           7,628,223           8,658,882           4,364,079           6,474,471
Non-earning assets                       7,382,747           5,668,234           5,503,319           4,921,148           3,664,312
                                  ----------------    ----------------    ----------------    ----------------    ----------------

Total average assets              $    112,413,053    $     96,379,427    $     84,596,891    $     78,107,336    $     76,955,947
                                  ================    ================    ================    ================    ================

Average earning assets increased by $14,319,113 from 1996 to 1997 while average non-earning assets increased by $1,714,513. Average earning assets increased primarily as a result of loan growth and an increase in federal funds sold. Average non-earning assets increased primarily as a result of the investment in the land for the new West Ashley office and construction now in progress.

Average loans for 1997 were up by $9,213,845 or 11.6% from 1996. The majority of the growth, or approximately $4,841,000, was in commercial loans which are tied to the Bank's prime rate while approximately $2,346,000 was related to installment loans.

Deposit growth was used to fund the increase in the loan and investment portfolios.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates:


                                 1997 vs 1996                               1996 vs 1995                   1995 vs 1994
                     --------------------------------------------------------------------------------------------------------------

                                              Net Dollar                            Net Dollar                          Net Dollar
                       Volume      Rate       Change (1)     Volume       Rate      Change (1)    Volume      Rate      Change (1)
                     ----------  --------    -----------   ---------   ----------  -----------   --------  ---------   -----------

Loans                $  895,095  $ 60,771    $  955,866    $  963,265  $(210,433)  $  752,832   $ 317,412  $  928,916  $1,246,328
Investments             122,557    (3,315)      119,242       190,899     32,134      223,033    (128,266)     53,830     (74,436)
Fed funds sold &
  other investments     169,920    16,322       186,242       (58,959)   (31,556)     (90,515)    164,394     163,798     328,192
                     ----------  --------    ----------    ----------  ---------   ----------   ---------  ----------  ----------
   Interest income   $1,187,572  $ 73,778    $1,261,350    $1,095,205  $(209,855)  $  885,350   $ 353,540  $1,146,544  $1,500,084
                     ==========  ========    ==========    ==========  =========   ==========   =========  ==========  ==========


Transaction
  accounts           $  50,706   $ 28,799    $   79,505    $  80,485   $(198,389)  $ (117,904)  $ (35,937) $  187,422   $ 151,485
Savings                (20,970)     4,560        25,530        7,628      (5,017)       2,611     (31,471)     15,757     (15,714)
Certificates of
  deposit              337,671     (2,105)      339,776      247,991     (55,354)     192,637     221,870     347,289     569,159
Fed funds
  purchased                  -         55            55       (5,023)          -       (5,023)      4,820          36       4,856
Securities sold
  under agreements
  to repurchase         98,701      1,249        99,950        6,876        (727)       6,149      (4,455)      9,511       5,056
Demand notes
  issued to U.S.
  Treasury              15,745      3,049        18,794         (308)     (6,293)      (6,601)      6,074      12,642      18,716
                     ---------   --------    ----------    ---------   ---------   ----------   ---------  ----------   ---------
   Interest expense  $ 523,793   $ 39,817    $  563,610    $ 337,649   $(265,780)  $   71,869   $ 160,901  $  572,657   $ 733,558
                     =========   ========    ==========    =========   =========   ==========   =========  ==========   =========
Increase in net
  interest income                            $  697,740                            $  813,481                           $ 766,526

(1) VOLUME/RATE CHANGES HAVE BEEN ALLOCATED TO EACH CATEGORY BASED ON THE PERCENTAGE OF EACH TO THE TOTAL CHANGE.

LOAN PORTFOLIO COMPOSITION

The following is a schedule of the Bank's loan portfolio as of December 31, 1997, as compared to December 31, 1996 and December 31, 1995:


                                                                      BOOK VALUE (IN 000'S)
TYPE                                                             1997         1996         1995
----                                                          ----------   ----------   ----------

Commercial and industrial loans                               $   40,692   $   34,552   $   31,073
Real estate loans                                                 32,807       31,605       26,601
Loans to individuals for household, family and other
   personal expenditures                                           6,406        5,434        4,257
All other loans (including overdrafts)                                61           69           56
                                                              ----------   ----------   ----------

Total loans (excluding unearned income)                       $   79,966   $   71,660   $   61,987
                                                              ==========   ==========   ==========

As a Bank whose mission is to serve its community, there is a geographic concentration of loans in Charleston, Dorchester and Berkeley counties.

The Bank had no foreign loans or loans to fund leveraged buyouts (LBO's) during 1995, 1996 or 1997.

IMPAIRED AND RESTRUCTURED LOANS

The Bank had impaired loans totaling $646,736 as of December 31, 1997, compared to $101,486 as of December 31, 1996, and one restructured loan with a balance of $57,292 and $69,791 as of December 31, 1997 and 1996, respectively. The impaired loans include non-accrual loans with balances of $629,429 and $38,432, respectively. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

NON-ACCRUAL AND PAST DUE LOANS

The Bank had $629,429 in non-accrual loans as of December 31, 1997, compared to $38,432 as of December 31, 1996. The increase in non-accrual loans was the result of three real estate loans which were over 90 days past due at year end 1997 and were placed on non-accrual. There were $40,239 in loans over 90 days past due still accruing interest as of December 31, 1997, compared to $2,792 as of December 31, 1996.

A loan is generally placed on non-accrual status when principal or interest is over 90 days past due or there is doubt about the collectibility of the loan.

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

The total provision to the allowance for loan losses for 1997 was $210,000 compared to $140,000 for 1996. During 1997, loan losses of $46,630 and recoveries of $5,942 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,210,528 or 1.62% of average loans at December 31, 1997, compared to $1,041,216 or 1.59% of average loans at December 31, 1996.

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

The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company's liabilities are issued with fixed terms and can be repriced only at maturity. During periods of falling interest rates, as experienced from 1991 through 1993, the yield on the Company's assets declines faster than the rates paid on supporting liabilities. This causes a decline in the net interest margin because the difference between what the Company earns on its assets and what it pays on its liabilities becomes narrower. After interest rates have stabilized, there is a period of time until the rates paid on interest-bearing liabilities declines enough to restore the net interest margin. As demonstrated by the improving net interest margin in 1994 and 1995, the opposite effect of increasing net interest income is realized in a rising rate environment given the Company's 1996 balance sheet structure. In the stable rate environment which existed in 1997, the Bank's net interest margin was impacted by a change in mix of earning assets with the deposit growth of the Bank being invested in federal funds sold due to slow loan growth during the year.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank's initial offering and the retention of earnings less dividends paid and the exercising of stock options in April of 1995 of $124,000, in April of 1996 of $124,000 and in January of 1997 of $124,000 for a
total shareholders' equity at December 31, 1997, of $15,521,347. The rate of asset growth from the Bank's inception has not negatively impacted this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at December 31, 1997, for the Bank was 18.63% and at December 31, 1996, was 20.70%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to total assets. Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 1997 and 1996, the Company and the Bank are categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company's or the Bank's category.

Please see "Notes to Consolidated Financial Statements" for the Company's and the Bank's various capital ratios at December 31, 1997.

YEAR 2000

The Company recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. The Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement on May 5, 1997, outlining five phases for institutions to effectively manage the Year 2000 challenge. The phases were awareness, assessment, renovation, validation and implementation. The FFIEC encouraged institutions to have all critical applications identified and priorities set by September 30, 1997, and to have renovation work largely completed and testing well underway by December 31, 1998. The Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures due to processing errors arising from calculations using the year 2000 date. The Company has an internal task force assigned to this project and the Board of Directors and management of the Company have established year 2000 compliance as a strategic initiative. The Company is well into the assessment phase of the project. While the Company believes that it has available resources to assure year 2000 compliance, it is to some extent dependent on vendor cooperation.

The Company is presently communicating with its vendors and major borrowers and conducting due diligence inquiries concerning Year 2000 readiness and making plans to conduct appropriate tests of internal and external systems and their interdependence. The Company expects to have completed programming changes and have testing well underway by December 31, 1998. The Company anticipates that its major investment in technology of approximately $850,000 in the first and second quarters of 1998 will address most potential Year 2000 issues. The Company has not yet determined the total cost of Year 2000 compliance.

ACCOUNTING AND REPORTING CHANGES

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Statement 131 establishes standards for the way companies are to report information about operating segments in annual financial statements and requires those companies to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Earlier application is encouraged. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. Statement 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. It is not anticipated that this standard will materially effect the Company's current method of financial reporting.

INDUSTRY DEVELOPMENTS

Certain recently enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institution's industry. Among the recently enacted bills is legislation to assess Bank Insurance Fund (BIF) members with one-fifth of the assessment rate imposed upon thrifts to cover the annual $780,000,000 Financing Corporation
(FICO) bond obligation. This assessment amounts to 1.256 basis points per $100 in deposits for banks in the years 1997 through 1999. Starting in the year 2000 until the FICO bonds are retired, banks and thrifts will pay the assessment on a pro rata basis (estimated to run about 2.5 basis points per $100 in deposits for banks). The Company is unable to assess the impact of other legislation on its financial condition or operations at this time.

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. The Board of Directors of the Bank approved the contribution of $165,048 to The Bank of South Carolina Employee Stock Ownership Plan and Trust for the fiscal year ended December 31, 1997. The contribution was made during 1997. T. Dean Harton, Sheryl G. Sharry and Nathaniel I. Ball, III, currently serve as Plan Administrator. Nathaniel I. Ball, III, currently serves as Trustee for the Plan. The Plan currently owns 161,416 shares of common stock of Bank of South Carolina Corporation.

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON
AVERAGE INTEREST-BEARING LIABILITIES

                                        1997                                 1996                                 1995
                       ------------------------------------------------------------------------------------------------------------
                                      Interest    Average                   Interest   Average                  Interest    Average
                         Average       Paid/      Yield/       Average       Paid/     Yield/      Average        Paid/     Yield/
                         Balance      Earned       Rate        Balance      Earned      Rate       Balance       Earned      Rate
                       ------------  ----------   ------     -----------  ----------   -------    -----------  -----------  -------

INTEREST-EARNING
    ASSETS:

Loans                  $ 74,682,392  $7,315,908    9.80%     $65,468,548  $6,360,042     9.71%    $55,870,527   $5,607,210   10.04%
Investment
    securities           19,517,222   1,253,767    6.42%      17,614,422   1,134,525     6.44%     14,564,163      911,492    6.26%
Federal funds
    sold                 10,824,383     590,664    5.46%       7,622,131     404,430     5.31%      8,653,014      494,958    5.72%
Other short-term
    investments               6,309         236    3.74%           6,092         228     3.74%          5,868          215    3.66%
                       ------------  ----------    ----      -----------  ----------     ----     -----------   ----------   -----
Total earning
    assets             $105,030,306  $9,160,575    8.72%     $90,711,193  $7,899,225     8.71%    $79,093,572   $7,013,875    8.87%
                       ============  ==========    ====      ===========  ==========     ====     ===========   ==========    ====

INTEREST-BEARING
    LIABILITIES:

Interest bearing
    transaction
    accounts            $37,238,108  $1,073,006    2.88%     $35,429,864  $  993,501     2.80%    $33,037,384   $1,111,404    3.36%
Savings                   5,619,137     192,176    3.42%       4,991,111     166,647     3.34%      4,769,316      164,036    3.44%
Certificates of
    deposit              28,088,992   1,493,089    5.32%      21,727,528   1,153,312     5.31%     17,269,528      960,675    5.56%
Federal funds
    purchased                 1,027          55    5.36%               -           -     0.00%         85,863        5,023    5.85%
Securities sold
    under agreement
    to repurchase         2,427,057     124,714    5.14%         486,793      24,764     5.09%        355,488       18,615    5.24%
Demand notes
    issued to U.S.
    Treasury              1,142,098      58,984    5.16%         820,617      40,190     4.90%        826,061       46,792    5.66%
                       ------------  ----------    ----      -----------  ----------     ----     -----------   ----------    ----
Total interest
    bearing
    liabilities         $74,516,419  $2,942,024    3.95%     $63,455,913  $2,378,414     3.75%    $56,343,640   $2,306,545    4.09%
                        ===========  ==========    ====      ===========  ==========     ====     ===========   ==========    ====
Net interest spread                                4.77%                                 4.96%                                4.78%
Net interest margin           5.92%                                6.09%                                5.95%
Net interest income                  $6,218,551                           $5,520,811                            $4,707,330


REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Bank of South Carolina Corporation and subsidiary
Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and subsidiary (the "Corporation") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Corporation at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick


Greenville, South Carolina
January 16, 1998

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                                         DECEMBER 31,
ASSETS                                                                           1997                  1996
                                                                          ----------------       ---------------

Cash and due from banks                                                   $      6,410,838       $     5,980,344
Interest bearing deposits in other banks                                             6,421                 6,185
Federal funds sold and resale agreements                                        15,600,000             4,675,000
Investment securities available for sale (note 2)                               19,483,167            19,231,905
Loans (notes 3 and 8)                                                           79,965,957            71,660,124
    Less:  Allowance for loan losses                                            (1,210,528)           (1,041,216)
                                                                          ----------------       ---------------
Net loans                                                                       78,755,429            70,618,908
Accrued interest receivable                                                        815,935               778,966
Premises, equipment and leasehold
    improvements, net (note 4)                                                   1,928,735             1,149,994
Construction costs of new office (note 4)                                          684,558                     -
                                                                          ----------------       ---------------
    Total premises, equipment, leasehold improvements
        and construction costs, net                                              2,613,293             1,149,994
Other assets (note 6)                                                              792,940               394,114
                                                                          ----------------       ---------------
        Total assets                                                      $    124,478,023       $   102,835,416
                                                                          ================       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits:
        Non-interest bearing demand                                       $     27,757,108       $    21,380,352
        Interest bearing demand                                                 20,336,818            16,969,563
        Money market accounts                                                   21,761,624            17,397,957
        Certificates of deposit $100,000 and over                               14,895,786            13,790,007
        Other time deposits                                                     15,663,178            11,577,303
        Other savings deposits                                                   4,054,559             3,715,055
                                                                          ----------------       ---------------
           Total deposits                                                      104,469,073            84,830,237

    Short-term borrowings (note 5)                                               3,787,996             2,392,408
    Accrued interest payable and other liabilities                                 699,607               718,958
                                                                          ----------------       ---------------
        Total liabilities                                                      108,956,676            87,941,603
                                                                          ----------------       ---------------

Commitments and contingencies (note 7)

Shareholders' equity (notes 10, 11 and 13):
    Common stock - No par, 3,000,000 shares authorized,
        Issued and outstanding 2,341,514 shares in 1997
        and 2,314,234 shares in 1996                                                     -                     -
    Additional paid in capital                                                  12,206,882            12,082,882
    Retained earnings                                                            3,738,498             3,252,807
    Treasury stock (70,000 shares)                                                (550,686)             (550,686)
    Unrealized gain on securities available for sale,
      net of income taxes                                                          126,653               108,810
                                                                          ----------------       ---------------
        Total shareholders' equity                                              15,521,347            14,893,813
                                                                          ----------------       ---------------

        Total liabilities and shareholders' equity                        $    124,478,023       $   102,835,416
                                                                          ================       ===============


          See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   YEARS ENDED DECEMBER 31,
                                                           1997                1996                   1995
                                                      ---------------      ---------------       ---------------

Interest and fee income
    Interest and fees on loans                        $     7,315,908      $     6,360,042       $     5,607,210
    Interest and dividends
        on investment securities                            1,253,767            1,134,525               911,492
    Other interest income                                     590,900              404,658               495,173
                                                      ---------------      ---------------       ---------------
        Total interest and fee income                       9,160,575            7,899,225             7,013,875
                                                      ---------------      ---------------       ---------------

Interest expense
    Interest on deposits                                    2,758,270            2,313,460             2,236,115
    Interest on short-term borrowings                         183,754               64,954                70,430
                                                      ---------------      ---------------       ---------------
        Total interest expense                              2,942,024            2,378,414             2,306,545
                                                      ---------------      ---------------       ---------------

Net interest income                                         6,218,551            5,520,811             4,707,330
    Provision for loan losses (note 3)                        210,000              140,000                20,000
                                                      ---------------      ---------------       ---------------
Net interest income after
    provision for loan losses                               6,008,551            5,380,811             4,687,330
                                                      ---------------      ---------------       ---------------

Other income
    Service charges, fees and commissions                     594,036              488,794               331,959
    Loss on sale of investment securities                     (16,544)              (2,569)                    -
    Other non-interest income                                  22,762               14,698                13,718
                                                      ---------------      ---------------       ---------------
        Total other income                                    600,254              500,923               345,677
                                                      ---------------      ---------------       ---------------

Other expense
    Salaries and employee benefits                          2,209,712            1,896,964             1,682,957
    Net occupancy expense                                     861,143              787,351               685,965
    Net cost of other real estate owned                             -                1,088                19,822
    Loss on other real estate owned                                 -               58,378               313,040
    Other operating expenses (note 9)                       1,022,832              915,006               664,992
                                                      ---------------      ---------------       ---------------
        Total other expense                                 4,093,687            3,658,787             3,366,776
                                                      ---------------      ---------------       ---------------

Income before income tax expense                            2,515,118            2,222,947             1,666,231
Income tax expense (note 6)                                   905,500              834,139               617,000
                                                      ---------------      ---------------       ---------------

Net income                                            $     1,609,618      $     1,388,808       $     1,049,231
                                                      ===============      ===============       ===============

Basic earnings per common share                       $           .69      $           .59       $           .45
                                                      ===============      ===============       ===============
Diluted earnings per common share                     $           .68      $           .59       $           .44
                                                      ===============      ===============       ===============
Cash dividends per common share                       $           .48      $           .20       $           .14
                                                      ===============      ===============       ===============
Book value                                            $          6.63      $          6.44       $          6.15
                                                      ===============      ===============       ===============

Weighted average shares outstanding                         2,339,795            2,339,922             2,352,926
                                                      ===============      ===============       ===============


          See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                 Unrealized
                                                                                                 gain (loss)
                                                                                                on securities
                                  Common        Additional        Retained       Treasury        available
                                   Stock     Paid In Capital      Earnings        Stock          for sale           Total
                               ----------------------------------------------------------------------------------------------

December 31, 1994              $ 5,300,000   $     5,300,000   $  2,828,011     $        -      $  (140,275)    $  13,287,736

Reorganization of The Bank
   of South Carolina into a
   one-bank holding company     (5,300,000)        5,300,000              -              -                -                 -

Shares issued for the
   exercise of stock options             -           124,000              -              -                -           124,000

Net income                               -                 -      1,049,231              -                -         1,049,231

Change in unrealized gain
   (loss) on securities
   available for sale,
   net of income taxes                   -                 -              -              -          375,240           375,240

Cash dividends                           -                 -       (320,975)             -                -          (320,975)
                               -----------   ---------------   ------------     ----------      -----------     -------------

December 31, 1995              $         -   $    10,724,000   $  3,556,267     $        -      $   234,965     $  14,515,232

Shares issued for the
   exercise of stock options             -           124,000              -              -                -           124,000

Purchase of
   treasury stock                        -                 -              -       (550,686)               -          (550,686)

Net income                               -                 -      1,388,808              -                -         1,388,808

Change in unrealized gain
   (loss) on securities
   available for sale,
   net of income taxes                   -                 -              -              -      $  (126,155)         (126,155)

Common stock dividend                    -         1,234,882     (1,234,882)             -                 -                -

Cash dividends                           -                 -       (457,386)             -                 -         (457,386)
                               -----------   ---------------   ------------     ----------   ---------------    -------------

December 31, 1996              $         -   $    12,082,882   $  3,252,807     $ (550,686)  $       108,810    $  14,893,813

Shares issued for the
   exercise of stock options             -           124,000              -                -                 -        124,000

Net income                               -                 -      1,609,618                -                 -      1,609,618

Change in unrealized gain
   (loss) on securities
   available for sale,
   net of income taxes                   -                 -              -                -            17,843         17,843

Common stock dividend                    -                 -     (1,123,927)               -                 -     (1,123,927)
                               -----------   ---------------   ------------   --------------   ---------------  -------------

December 31, 1997              $         -   $    12,206,882   $  3,738,498   $     (550,686)  $       126,653  $  15,521,347
                               ===========   ===============   ============   ==============   ===============  =============


          See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                 1997                1996                1995
                                                                           ---------------     ---------------     ---------------
Cash flows from operating activities:
    Net income                                                             $     1,609,618     $     1,388,808     $     1,049,231
    Adjustments to reconcile net income
     to net cash provided by operating activities:
        Depreciation                                                               210,315             157,223             121,587
        Amortization of organizational costs                                         7,446               7,446               4,689
        Provision for loan losses                                                  210,000             140,000              20,000
        Deferred income taxes                                                      (40,000)             71,000            (123,000)
        Loss on other real estate owned                                                  -              58,378             313,040
        Loss on sale of investment securities                                       16,544               2,569                   -
        Net (accretion) amortization of unearned
            discounts/premiums on investment securities                             (8,989)              4,841              34,935
        Increase in accrued interest receivable
            and other assets                                                      (413,721)           (192,429)            (44,499)
        Increase (decrease)  in accrued interest payable and
            other liabilities                                                      (19,351)             55,024             369,896
                                                                           ---------------     ---------------     ---------------
Net cash provided by operating activities                                        1,571,862           1,692,860           1,745,879
                                                                           ---------------     ---------------     ---------------

Cash flows from investing activities:
    Proceeds from sales/maturities of investment securities
        available for sale                                                       5,995,756           5,036,383           5,013,882
    Purchase of investment securities available for sale                        (6,226,250)        (11,970,311)         (1,001,875)
    Net increase in loans                                                       (8,346,521)         (9,732,475)         (7,571,705)
    Proceeds from the sale of other real estate owned                                    -             858,922                   -
    Purchase of premises, equipment and
        leasehold improvements, net                                             (1,673,614)           (763,891)            (65,613)
                                                                           ---------------     ---------------     ---------------
Net cash used by investing activities                                          (10,250,629)        (16,571,372)         (3,625,311)
                                                                           ---------------     ---------------     ---------------

Cash flows from financing activities:
    Net increase in deposit accounts                                            19,638,836           5,839,893          16,524,915
    Net increase (decrease) in short-term borrowings                             1,395,588           1,313,839             (50,569)
    Dividends                                                                   (1,123,927)           (457,386)           (320,975)
    Treasury stock                                                                       -            (550,686)                  -
    Stock options exercised                                                        124,000             124,000             124,000
                                                                           ---------------     ---------------     ---------------
Net cash provided by financing activities                                       20,034,497           6,269,660          16,277,371
                                                                           ---------------     ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                            11,355,730          (8,608,852)         14,397,939
Cash and cash equivalents at beginning of year                                  10,661,529          19,270,381           4,872,442
                                                                           ---------------     ---------------     ---------------

Cash and cash equivalents at end of year                                   $    22,017,259     $    10,661,529     $    19,270,381
                                                                           ===============     ===============     ===============

Supplemental disclosure of cash flow data: Cash paid during the year for:
        Interest                                                           $     2,833,817     $     2,417,733     $     2,145,329
        Income taxes                                                             1,043,090             766,382             582,218
        Change in unrealized gain on securities available for sale,
            net of income taxes                                                     17,843            (126,155)            375,240


          See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The following is a summary of the more significant accounting policies used in preparation and presentation of the accompanying consolidated financial statements. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of income and expense during the reporting period. Actual results could differ from these estimates and assumptions.

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

          A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 1997 and 1996, all impaired loans were accruing interest.

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

          PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS AND DEPRECIATION:
          Buildings and equipment are carried at cost less accumulated depreciation, calculated on the straight-line method over the estimated useful life of the related assets ranging from 20 years and 3 to 15 years, respectively, for financial reporting purposes and an accelerated method for income tax purposes. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. Maintenance and repairs are charged to operating expenses as incurred.

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

          EARNINGS PER COMMON SHARE: The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"), for the year ended December 31, 1997. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS. All prior period EPS data have been restated to reflect the adoption of SFAS No. 128. Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents calculated based on the average market price. Common stock equivalents consist of convertible preferred stock, stock warrants and options and are computed using the treasury stock method. Share and per share data have been restated to reflect the April 17, 1995, two for one stock exchange, the May 15, 1996, 10% stock dividend and the April 8, 1997, two for one stock split.

          CASH FLOWS: Cash and cash equivalents includes working cash funds, due from banks, items in process of collection and federal funds sold. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average reserve requirement was $743,000 and $755,000 for the reserve periods ended December 31, 1997, and 1996, respectively.

          RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 1997 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

     2.  INVESTMENT SECURITIES AVAILABLE FOR SALE

         The amortized cost and market values of investment securities available for sale are summarized as follows:

                                                                              DECEMBER 31, 1997
                                                       ---------------------------------------------------------------------
                                                                             GROSS             GROSS
                                                        AMORTIZED          UNREALIZED        UNREALIZED           FAIR
                                                          COST               GAINS             LOSSES             VALUE
                                                       ---------------------------------------------------------------------
         U.S. Treasury Obligations                     $    17,976,606   $      203,269    $       (2,232)  $     18,177,643
         Municipal Securities                                1,305,524                -                 -          1,305,524
                                                       ---------------   --------------    --------------   ----------------

              Total                                    $    19,282,130   $      203,269    $       (2,232)  $     19,483,167
                                                       ===============   ==============    ==============   ================


                                                                              DECEMBER 31, 1996
                                                       ---------------------------------------------------------------------
                                                                             GROSS             GROSS
                                                       AMORTIZED           UNREALIZED        UNREALIZED           FAIR
                                                         COST                GAINS             LOSSES             VALUE
                                                       ---------------------------------------------------------------------
         U.S. Treasury Obligations                     $    18,989,786   $      202,132    $      (29,418)  $     19,162,500
         Municipal Securities                                   69,405                -                 -             69,405
                                                       ---------------   --------------    --------------   ----------------

              Total                                    $    19,059,191   $      202,132    $      (29,418)  $     19,231,905
                                                       ===============   ==============    ==============   ================

         The amortized cost and market value of investment securities at December 31, 1997, by contractual maturity are as follows:


                                                                                           AMORTIZED        FAIR
                                                                                             COST           VALUE
                                                                                         ------------    ------------
              Due in one year or less                                                    $  5,173,775    $  5,203,417
              Due in one year to five years                                                14,108,355      14,279,750
                                                                                         ------------    ------------
              Total                                                                      $ 19,282,130    $ 19,483,167
                                                                                         ============    ============

         The Company had $1,981,876 proceeds from the sale of investment securities which resulted in a realized loss of $16,544 during the year ended December 31, 1997, $2,997,500 proceeds from the sale of investment securities which resulted in a realized loss of $2,569 during the year ended December 31, 1996 and no proceeds from the sale of investment securities during the year ended December 31, 1995.

         The carrying value of investment securities pledged to secure deposits and other balances was approximately $11,463,000 and $10,846,000 at December 31, 1997 and 1996, respectively.

     3.  LOANS

         Major classifications of loans are as follows:

                                                                                                  DECEMBER 31,
                                                                                             1997                 1996
                                                                                      ---------------     ----------------
              Commercial loans                                                        $    60,783,536     $     55,027,846
              Residential mortgage                                                          9,081,225            7,869,543
              Consumer loans                                                                5,951,634            5,087,491
              Personal bank lines                                                           4,088,349            3,607,898
              Other                                                                            61,213               67,346
                                                                                      ---------------     ----------------
                                                                                           79,965,957           71,660,124
              Allowance for loan losses                                                    (1,210,528)          (1,041,216)
                                                                                      ---------------     ----------------

              Loans, net                                                              $    78,755,429     $     70,618,908
                                                                                      ===============     ================

         Changes in the allowance for loan losses are summarized as follows:


                                                                                 YEARS ENDED DECEMBER 31,
                                                                        1997                1996                1995
                                                                  ---------------     ---------------     ----------------
              Balance at beginning of year                        $     1,041,216     $       960,103     $        996,386
              Provision for loan losses                                   210,000             140,000               20,000
              Charge offs                                                 (46,630)            (63,853)             (67,535)
              Recoveries                                                    5,942               4,966               11,252
                                                                  ---------------     ---------------     ----------------
              Balance at end of year                              $     1,210,528     $     1,041,216     $        960,103
                                                                  ===============     ===============     ================


         The Company grants short to intermediate term commercial and consumer loans to customers throughout its primary market area of Charleston, Berkeley and Dorchester Counties, South Carolina. The Company's primary market area is heavily dependent on tourism and medical services. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the stability of the economic environment in their primary market including the tourism and military industries. Except for the fact that the majority of the loan portfolio is located in the Bank's immediate market area, there were no concentrations of loans in any type of industry, in any type of property or to any one borrower.

         As of December 31, 1997 and 1996, the Company had loans on non-accrual totaling approximately $629,000 and $38,000, respectively. The increase in non-accrual loans was the result of three real estate loans which were over 90 days past due at year end 1997 and which were placed on non-accrual status. The additional amount of gross income that would have been recorded during 1997 and 1996 if these loans had performed as agreed would have been approximately $18,316 and $438, respectively.

         At December 31, 1997 and 1996, impaired loans amounted to $646,736 and $63,054, respectively. There is no specific reserve related to the above impaired loans included in the allowance for loan losses at December 31, 1997 and 1996. For the years ended December 31, 1997 and 1996, the average recorded investment in impaired loans was $685,394 and $68,256, respectively, and $48,445 in 1997 and $6,009 in 1996 of interest income was recognized on loans while they were impaired. All of this income was recognized using the accrual method of accounting.

         At December 31, 1997 and 1996, there was a troubled debt restructuring which was modified prior to the adoption of SFAS No. 114 totaling $57,292 and $69,791, respectively, and which was performing in accordance with its modified terms.

     4.  PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Premises, equipment and leasehold improvements are summarized as follows:


                                                                                                  DECEMBER 31,
                                                                                            1997                1996
                                                                                      ---------------     ----------------
              Bank buildings                                                          $       583,959     $        583,959
              Land                                                                            838,075                    -
              Lease purchase                                                                   30,000               30,000
              Leasehold improvements                                                          229,099              202,789
              Equipment                                                                     1,204,474            1,079,803
              Construction cost of new office                                                 684,558                    -
                                                                                      ---------------     ----------------
                                                                                            3,570,165            1,896,551
              Accumulated depreciation                                                       (956,872)            (746,557)
                                                                                      ---------------     ----------------
              Total                                                                   $     2,613,293     $      1,149,994
                                                                                      ===============     ================

     5.  SHORT-TERM BORROWINGS

         Short-term borrowings are summarized as follows:

                                                                                                   DECEMBER 31,
                                                                                            1997                1996
                                                                                      ---------------     ----------------
              Securities sold under agreements to repurchase                          $       987,996     $        480,559
              U.S. Treasury, Tax and Loan deposit notes                                     2,800,000            1,911,849
                                                                                      ---------------     ----------------

              Total                                                                   $     3,787,996     $      2,392,408
                                                                                      ===============     ================

         Securities sold under agreements to repurchase with customers mature on demand. These borrowings were collateralized by U.S. Treasury Notes with carrying values of $961,856 and $558,220 and market values of $1,017,394 and $557,431 at December 31, 1997 and 1996, respectively.
         The agreements to repurchase had weighted average interest rates of 5.85%, 5.08% and 5.36% at December 31, 1997, 1996 and 1995,
         respectively. The maximum amount outstanding at any month end was $4,204,118 and $575,180 for the years ended December 31, 1997 and 1996, respectively. The average amount of outstanding agreements to repurchase was $987,996, $486,793 and $355,488 during the periods ended December 31, 1997, 1996 and 1995, respectively. The securities underlying the repurchase agreements were held in safekeeping by an authorized broker. At the maturity dates of these transactions, the securities are returned to the account of the Bank.

     6.  INCOME TAXES

         Income tax expense (benefit) consists of:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                        1997                1996                1995
                                                                  ---------------     ---------------     -----------------
        Current:
              Federal                                             $       874,500     $       686,825     $        697,000
              State                                                        71,000              76,314               43,000
                                                                  ---------------     ---------------     ----------------
                                                                          945,500             763,139              740,000
                                                                  ---------------     ---------------     ----------------
         Deferred:
              Federal                                                     (40,000)             71,000             (123,000)
              State                                                             -                   -                    -
                                                                  ---------------     ---------------     ----------------
                                                                          (40,000)             71,000             (123,000)
                                                                  ---------------     ---------------     ----------------
         Total                                                    $       905,500     $       834,139     $        617,000
                                                                  ===============     ===============     =================


         The Company's effective income tax rate differs from the statutory Federal income tax rate of 34% as follows:


                                                                                 YEARS ENDED DECEMBER 31,
                                                                        1997                1996                1995
                                                                  ---------------     ---------------     ----------------
         Provision for tax at statutory federal income
              tax rate                                            $       855,140     $       755,802     $        566,519
         State income taxes, net of federal tax benefit                    46,860              50,367               28,380
         Other, net                                                         3,500              27,970               22,101
                                                                  ---------------     ---------------     ----------------

         Provision for income tax                                 $       905,500     $       834,139     $        617,000
                                                                  ===============     ===============     ================


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, are presented below:


                                                                                                  DECEMBER 31,
                                                                                             1997                1996
                                                                                      ---------------     ----------------
              Deferred tax assets:

              Bad debt reserves                                                       $       361,000     $        308,000
                                                                                      ---------------     ----------------
              Total gross deferred tax assets                                                 361,000              308,000
                                                                                      ---------------     ----------------

              Deferred tax liabilities:

              Unrealized gain on securities available for sale                                 74,384               63,904
              Fixed assets, principally due to differences
                 in depreciation                                                               32,500               35,000
              Other                                                                            27,500               12,000
                                                                                      ---------------     ----------------
              Total gross deferred tax liabilities                                            134,384              110,904
                                                                                      ---------------     ----------------

              Net deferred tax asset                                                  $       226,616     $        197,096
                                                                                      ===============     ================

         There was no valuation allowance for deferred tax assets at either December 31, 1997 or December 31, 1996. No valuation allowance has been established as it is management's belief that realization of the deferred tax asset is more likely than not. The net deferred tax asset is included in other assets on the consolidated balance sheets.

         A portion of the change in the net deferred tax asset relates to the unrealized gains and losses on securities available for sale. The related current period deferred tax expense of $10,479 has been recorded directly to shareholders' equity. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $40,000.

     7.  COMMITMENTS AND CONTINGENCIES

         The Company has entered into agreements to lease equipment and its office facilities under noncancellable operating lease agreements expiring on various dates through 2010. The Company may, at its option, extend the lease of its office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods, extend the lease of its office facility at 100 N. Main Street, Summerville, South Carolina, for two additional five year periods and extend the land lease where the Mt. Pleasant office is constructed for six additional five year periods. Minimum rental commitments for these leases as of December 31, 1997, are as follows:

                      1998                                    384,012
                      1999                                    381,436
                      2000                                    370,068
                      2001                                    381,504
                      2002                                    383,796
                      2003 and thereafter                   3,357,259
                                                      ---------------

                      Total                           $     5,258,075
                                                      ===============

         Total rental expense was $359,041, $380,637, and $350,086 in 1997,
         1996, and 1995, respectively.

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

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including unused lines of credit, amounted to $18,838,319 and $16,897,267 at December 31, 1997 and 1996, respectively.

         Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. Commitments under standby letters of credit amounted to $1,374,263 and $1,437,650 at December 31, 1997 and 1996, respectively.

     8.  RELATED PARTY TRANSACTIONS

         In the opinion of management, loans to officers and directors of the Company are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectibility. There were no outstanding loans to executive officers of the Company as of December 31, 1997. Related party loans are summarized as follows:


                                                                                                  DECEMBER 31,
                                                                                            1997                1996
                                                                                      ---------------     ----------------
              Balance at beginning of year                                            $     2,590,948     $      2,133,686
              New loans or advances                                                         1,012,421            2,178,429
              Repayments                                                                   (2,125,667)          (1,721,167)
                                                                                      ---------------     ----------------

              Balance at end of year                                                  $     1,477,702     $      2,590,948
                                                                                      ===============     ================


     9.  OTHER OPERATING EXPENSE

         A summary of the components of other operating expense are as follows:


                                                                                 YEARS ENDED DECEMBER 31,
                                                                         1997                1996                1995
                                                                  ---------------     ---------------     ----------------

              Advertising and business development                $        29,355     $        85,966     $         19,969
              Supplies                                                    150,900             110,396               91,063
              Telephone and postage                                       109,243             106,379               83,672
              Insurance                                                    32,465              34,469               32,423
              Professional fees                                           133,865             110,358               96,158
              Data processing services                                    106,168              89,998               70,388
              State and FDIC insurance and fees                            23,822              14,927               85,857
              Other                                                       437,014             362,513              185,462
                                                                  ---------------     ---------------     ----------------

              Total                                               $     1,022,832     $       915,006     $        664,992
                                                                  ===============     ===============     ================

    10.  STOCK DIVIDEND AND STOCK SPLIT

         The Board of Directors approved a 10% stock dividend on April 9, 1996, for shareholders of record April 30, 1996, effective May 15, 1996. All share and per share data have been retroactively restated to reflect the 10% stock dividend.

         The Board of Directors approved a two for one stock split on April 8, 1997, for shareholders of record April 30, 1997, effective May 15, 1997. All share and per share data have been retroactively restated to reflect the two for one stock split.

    11.  INCENTIVE STOCK OPTION PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN AND
         TRUST

         The Company has an incentive stock option plan for the benefit of eligible officers and employees. A total of 220,000 shares were reserved and 198,000 shares have subsequently been granted under the plan. Options for 55,880 shares with an exercise price of $4.55 and 33,000 shares with an exercise price of $4.72 have expired. No options were granted during 1997. Options for 27,280 shares with an exercise price of $4.55 remain outstanding. Options for 27,280 shares at $4.55 were exercised during 1997, 1996 and 1995. The remaining options for 27,280 shares at $4.55 are exercisable in 1998 and expire if not exercised by April 23, 1998.

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

         The Company established an Employee Stock Ownership Plan (ESOP) effective January 1, 1989. Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a Plan year is eligible to participate in the Plan. Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code section 415. The Company recognizes expense when the contribution is approved by the Board. The total expenses charged by the Company amounted to $165,048, $146,184 and $144,720 for the years ended December 31, 1997, 1996 and 1995, respectively.

    12.  EARNINGS PER COMMON SHARE

                                                                           For the year ended December 31, 1997
                                                                           ------------------------------------
                                                                      Income               Shares          Per Share
                                                                    (Numerator)         (Denominator)        Amount
                                                                  --------------       --------------    ------------
         Net income                                               $    1,609,618

         BASIC EPS
         Net income                                                    1,609,618           2,339,795     $        .69

         EFFECT OF DILUTIVE SECURITIES
         Options                                                                              20,395

         DILUTED EPS
         Net income                                               $    1,609,618           2,360,190     $        .68



                                                                           For the year ended December 31, 1996
                                                                           ------------------------------------
                                                                      Income               Shares          Per Share
                                                                    (Numerator)         (Denominator)        Amount
                                                                  --------------       --------------    ------------

         Net income                                               $    1,388,808

         BASIC EPS
         Net income                                                    1,388,808           2,339,922     $        .59

         EFFECT OF DILUTIVE SECURITIES
         Options                                                                              24,215

         DILUTED EPS
         Net income                                               $    1,388,808           2,364,137     $        .59



                                                                           For the year ended December 31, 1995
                                                                           ------------------------------------
                                                                      Income               Shares          Per Share
                                                                    (Numerator)         (Denominator)        Amount
                                                                  -------------        --------------    ------------

         Net income                                               $    1,049,231

         BASIC EPS
         Net income                                                    1,049,231           2,352,926     $        .45

         EFFECT OF DILUTIVE SECURITIES
         Options                                                                              15,376

         DILUTED EPS
         Net income                                               $    1,049,231           2,368,302     $        .44

    13.  REGULATORY CAPITAL REQUIREMENTS

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to total assets. Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

         At December 31, 1997 and 1996, the Company and the Bank are categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.


                                                                                                             To Be Well
                                                                                                          Capitalized Under
                                                                             For Capital                  Prompt Corrective
                                                 Actual                     Adequacy Purposes             Action Provisions
                                                 ------                     -----------------             -----------------
                                            Amount       Ratio              Amount      Ratio             Amount       Ratio
                                            --------------------------------------------------------------------------------
         As of December 31, 1997:
           Total capital to
             risk-weighted assets:
              Company                       $16,478      19.02%            $  6,932     8.00%                  N/A     10.00%
              Bank                           16,139      18.63%               6,930     8.00%                8,663     10.00%

           Tier 1 capital to
             risk-weighted assets:
              Company                       $15,394      17.77%            $  3,466     4.00%             $    N/A     6.00%
              Bank                           15,055      17.38%               3,465     4.00%                5,198     6.00%

            Tier 1 capital to total assets:
               Company                      $15,394      12.69%            $  4,854     4.00%             $    N/A     5.00%
               Bank                          15,055      12.41%               4,853     4.00%                6,066     5.00%


                                                                                                             To Be Well
                                                                                                          Capitalized Under
                                                                               For Capital                Prompt Corrective
                                                   Actual                  Adequacy Purposes              Action Provisions
                                                   ------                  -----------------              -----------------
                                            Amount       Ratio             Amount       Ratio             Amount       Ratio
                                            --------------------------------------------------------------------------------
         As of December 31, 1996:
           Total capital to
             risk-weighted assets:
              Company                       $  15,722    20.98%            $  5,996     8.00%             $    N/A     10.00%
              Bank                             15,508    20.70%               5,994     8.00%                7,492     10.00%

           Tier 1 capital to
             risk-weighted assets:
              Company                       $  14,785    19.73%            $  2,998     4.00%             $    N/A      6.00%
              Bank                             14,571    19.45%               2,997     4.00%                4,495      6.00%

            Tier 1 capital to total assets:
               Company                      $  14,785    14.23%            $  4,155     4.00%             $    N/A      5.00%
               Bank                            14,571    14.03%               4,154     4.00%                5,193      5.00%

    14.  DISCLOSURES REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         c.   Loans
              The current value of variable rate consumer and commercial loans or consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed rate consumer and commercial loans with maturities greater than three months are valued using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 1997, approximates market.

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

         The estimated fair values of the Company's financial instruments at December 31, 1997 and 1996, are as follows:


                                                                                                      1997
                                                                                                      ----
                                                                                           CARRYING            ESTIMATED
                                                                                            AMOUNT            FAIR VALUE
                                                                                      ---------------     ----------------

              Cash and cash equivalents                                               $     6,410,838     $      6,410,838
              Interest bearing deposits in other banks                                          6,421                6,421
              Fed funds sold and securities purchased
                 under resale agreements or similar arrangements                           15,600,000           15,600,000
              Investments available for sale                                               19,483,167           19,483,167
              Loans                                                                        78,755,429           78,322,471
              Deposits                                                                    104,469,073          104,672,281
              Short-term borrowings                                                         3,787,996            3,787,996

                                                                                                      1996
                                                                                                      ----
                                                                                           CARRYING            ESTIMATED
                                                                                            AMOUNT            FAIR VALUE
                                                                                      ---------------     ----------------

              Cash and cash equivalents                                               $     5,980,344     $      5,980,344
              Interest bearing deposits in other banks                                          6,185                6,185
              Fed funds sold and securities purchased
                 under resale agreements or similar arrangements                            4,675,000            4,675,000
              Investments available for sale                                               19,231,905           19,231,905
              Loans                                                                        70,618,908           70,207,170
              Deposits                                                                     84,830,237           84,823,402
              Short-term borrowings                                                         2,392,408            2,392,408

    15.  BANK OF SOUTH CAROLINA CORPORATION - PARENT COMPANY

         The Company's principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. At December 31, 1997 and 1996, the Bank had available retained earnings of approximately $3,055,463 and $3,971,450, respectively, for payment of dividends.

         The Company's principal asset is its investment in its bank subsidiary. The Company's condensed statements of financial condition data as of December 31, 1997, and 1996, and the related condensed statements of operations data and cash flow data for the period ended December 31, 1997, and 1996, are as follows:


                            FINANCIAL CONDITION DATA


         ASSETS                                                                            1997                1996
         ------                                                                      ---------------      ----------------
         Cash                                                                        $        459,014     $        303,445
         Investment in wholly-owned bank subsidiary                                        15,182,116           14,680,261
         Capitalized organizational costs                                                      17,370               24,816
         Other assets                                                                           3,338                1,003
                                                                                      ---------------     ----------------

              Total assets                                                            $    15,661,838     $     15,009,525
                                                                                      ===============     ================

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

         Dividends payable                                                            $       140,491     $        115,712
                                                                                      ---------------     ----------------

              Total liabilities                                                               140,491              115,712

         Shareholders' equity                                                              15,521,347           14,893,813
                                                                                      ---------------     ----------------

              Total liabilities and shareholders' equity                              $    15,661,838     $     15,009,525
                                                                                      ===============     ================


                                OPERATIONS DATA


                                                                       1997                1996                1995
                                                                  ---------------     ---------------     ----------------

         Interest income                                          $        14,578     $        13,723     $          3,924
         Net operating expenses                                           (35,973)            (44,212)             (12,434)
         Dividends received from bank                                   1,147,000             470,000              600,000
         Equity in undistributed earnings of subsidiary                   484,013             949,297              457,741
                                                                  ---------------     ---------------     ----------------

              Net income                                          $     1,609,618     $     1,388,808     $      1,049,231
                                                                  ===============     ===============     ================

                                 CASH FLOW DATA


                                                                       1997                1996                   1995
                                                                  ---------------     ---------------     ----------------

         Cash flows from operating activities:

              Net income                                          $     1,609,618     $     1,388,808     $      1,049,231
              Equity in undistributed earnings of subsidiary             (484,013)           (949,297)            (457,951)
              Increase in other assets                                     (2,335)             (1,003)             (36,951)
              Amortization of organizational costs                          7,446               7,446                4,688
                                                                  ---------------     ---------------     ----------------

              Net cash provided by operating activities                 1,130,716             445,954              559,227

         Cash flows from financing activities:

              Dividends paid                                           (1,099,147)           (427,466)            (171,584)
              Treasury stock purchased                                          -            (550,686)                   -
              Stock options exercised                                     124,000             124,000              124,000
                                                                  ---------------     ---------------     ----------------

              Net cash used by financing activities                      (975,147)           (854,152)             152,416

         Net increase (decrease) in cash                                  155,569            (408,198)             711,643

         Cash at beginning of year                                        303,445             711,643                    -
                                                                  ---------------     ---------------     ----------------

         Cash at end of year                                      $       459,014     $       303,445     $        711,643
                                                                  ===============     ===============     ================

    16.  QUARTERLY RESULTS OF OPERATIONS

         The tables below represent the quarterly results of operations for the years ending December 31, 1997, 1996 and 1995, respectively:
         (unaudited)


                                                                                       1997
                                                        ------------------------------------------------------------------
                                                              Fourth             Third           Second             First
                                                        ------------------------------------------------------------------
         Total interest income                          $    2,454,588    $   2,365,261    $    2,241,162    $   2,099,563
         Total interest expense                                799,915          765,674           712,726          663,708
                                                        --------------    -------------    --------------    -------------
         Net interest income                                 1,654,673        1,599,587         1,528,436        1,435,855
         Provision for loan losses                              52,500           52,500            52,500           52,500
                                                        --------------    -------------    --------------    -------------
         Net interest income after
            provision for loan losses                        1,602,173        1,547,087         1,475,936        1,383,355
         Other income                                          164,272          171,491           115,911          148,580
         Other expense                                       1,096,585        1,037,173           996,803          963,126
                                                        --------------    -------------    --------------    -------------
         Income before taxes                                   669,860          681,405           595,044          568,809
         Income tax expense                                    217,500          253,000           223,000          212,000
                                                        --------------    -------------    --------------    -------------
         Net income                                     $      452,360    $     428,405    $      372,044    $     356,809
                                                        ==============    =============    ==============    =============
         Basic earnings per share                       $          .20    $         .18    $          .16    $         .15
                                                        ==============    =============    ==============    =============
         Diluted earnings per share                     $          .19    $         .18    $          .16    $         .15
                                                        ==============    =============    ==============    =============



                                                                                       1996
                                                        ------------------------------------------------------------------
                                                              Fourth             Third           Second             First
                                                        ------------------------------------------------------------------
         Total interest income                          $    2,092,368    $   2,035,700    $    1,925,100    $   1,846,027
         Total interest expense                                632,942          604,928           567,940          572,604
                                                        --------------    -------------    --------------    -------------
         Net interest income                                 1,459,426        1,430,772         1,357,160        1,273,453
         Provision for loan losses                              60,000           45,000            20,000           15,000
                                                        --------------    -------------    --------------    -------------
         Net interest income after
            provision for loan losses                        1,399,426        1,385,772         1,337,160        1,258,453
         Other income                                          159,960          139,743           107,197           94,023
         Other expense                                         953,635          940,719           911,121          853,312
                                                        --------------    -------------    --------------    -------------
         Income before taxes                                   605,751          584,796           533,236          499,164
         Income tax expense                                    227,500          218,000           204,000          184,639
                                                        --------------    -------------    --------------    -------------
         Net income                                     $      378,251    $     366,796    $      329,236    $     314,525
                                                        ==============    =============    ==============    =============
         Basic earnings per share                       $          .16    $         .16    $          .14    $         .13
                                                        ==============    =============    ==============    =============
         Diluted earnings per share                     $          .16    $         .16    $          .14    $         .13
                                                        ==============    =============    ==============    =============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ELECTION OF DIRECTORS

Sixteen (16) Directors, constituting the entire Board of Directors will be elected at the Annual Meeting, each to hold office for one year and until a successor shall have been duly elected or appointed and shall have qualified. In the absence of instructions to the contrary, shares of Common stock represented by properly executed proxies will be voted for the sixteen (16) Nominees listed on pages 41, 42 and 43, all of whom are recommended by management and have consented to be named and to serve if elected. James E. Brown has notified the Company that he will not stand for reelection as a Director in accordance with the retirement policy of the Board of Directors.

The Company does not presently know of anything that would preclude any Nominee from serving; however, should any Nominee for any reason become unable or unwilling to serve as a Director, the number of Directors to be elected will be reduced accordingly.

The name of each Nominee designated by the Board of Directors of the Company for election as Director of the Company and certain information provided by such Nominee to the Company is set forth in the table below. Fourteen (14) of the current nominees served as initial directors of the Bank from October 22, 1986, when the Bank's charter was issued until the first annual meeting of Shareholders on April 14, 1987, and were elected to serve a one-year term at such annual meeting. John M. Tupper and Thomas W. Myers were first elected as Directors of the Bank during 1993. They were all re-elected to serve one year terms at subsequent annual meetings. All of the current Nominees served as Directors of the Company from April 8, 1997, the date of the last Annual Meeting of shareholders.


                                    POSITIONS AND
                                    OFFICES HELD                       BUSINESS EXPERIENCE
                                       WITH            FAMILY             1987-1998 AND
NAME                       AGE      CORPORATION      RELATIONSHIP      OTHER DIRECTORSHIPS
----                       ---      --------------   ------------      -------------------

Nathaniel I. Ball, III     56       Executive        None              The Bank of South Carolina (banking)
                                    Vice President,                    1986-98
                                    Secretary,
                                    Director

William T. Cooper          68       Director         None              President, Southeastern Galleries, Inc. (retail furniture
                                                                       and decorating)1983-98

C. Ronald Coward           62       Director         None              President - Coward-Hund Construction
                                                     Company, Inc.     (construction) 1976-98

Louis Y. Dawson, III       69       Director         Father-in-law     Retired (1993) President-Dawson
                                                     of Charles G.     Engineering, Inc. (general contracting)
                                                     Lane and of a     1954-93
                                                     bank officer
                                                     F.S. Hassell

Leonard C. Fulghum         68       Director         None              Chairman - Ferguson  Fulghum,  Inc. (painting contractors)
                                                                       1972-98


                                    Positions and
                                    Offices Held                       Business Experience
                                       With            Family             1987-1998 and
Name                       Age      Corporation      Relationship      Other Directorships
----                       ---      -------------    ------------      -------------------

T. Dean Harton             52       Director         None              President, Hawthorne Corporation (aviation) 1986-98

William L. Hiott, Jr.      53       Executive        None              The Bank of South Carolina
                                    Vice President,                    (banking) 1986-98
                                    Treasurer,
                                    Director

James H. Holcombe          73       Director         None              Member -  Holcombe, Fair & Lane, LLC (real estate) 1996-
                                                                       -98; General and Limited Partner - Holcombe & Fair
                                                                       Realtors
                                                                       1970-95

Katherine M. Huger         56       Director         None              Assistant Professor of Economics - Charleston Southern
                                                                       University (education) 1972-98

John E. Huguley            70       Director         None              Retired (1996) Chairman - John Huguley Company, Inc.
                                                                       (retail office products) 1980-96

Charles G. Lane            43       Director         Son-in-law of     Member - Holcombe, Fair & Lane,
                                                     Louis Y.          LLC (real estate) 1996-98;
                                                     Dawson, III;      Associate - Holcombe & Fair Realtors
                                                     brother of        1987-96
                                                     Hugh C. Lane, Jr.

Hugh C. Lane, Jr.          50       President,       Brother of        The Bank of South Carolina (banking)
                                    Chief Exec-      Charles G.        1986-98
                                    utive Officer,   Lane
                                    Director

Louise J. Maybank          58       Director         None              Active in community programs

Thomas W. Myers            63       Director         None              President - Myers & Associates (estate and business
                                                                       insurance planning) 1963-98

Thomas C. Stevenson,       46       Director         None              President - Fabtech, Inc. (metal
III                                                                    fabrication) 1991-98; Private Investor 1990-91; Chairman
                                                                       of the Board - Stevenson Hagerty, Inc. (diversified holding company) 1984-90

John M. Tupper             56       Director         None              President - Tupperway Tire and Service, Inc. (retail tires and service) 1980-98

ITEM 10.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth all remuneration (including remuneration under any contract, authorization or arrangement, whether or not set forth in a formal document) paid during the year ended December 31, 1997, by the Bank to the three (3) Executive Officers of the Company and the Bank whose total remuneration from the Bank exceeded One Hundred Thousand and No/100 ($100,000.00) Dollars for their services in all capacities. Such Officers receive no compensation from the Company as Officers or as Directors or in any other capacity.

                                                                     LONG TERM COMPENSATION
                                    ANNUAL COMPENSATION           AWARDS            PAYOUTS
                                    -------------------------------------------------------
(A)               (B)      (C)          (D)          (E)   (F)         (G)      (H)            (I)
                                                       OTHER                    SECURITIES
                                                       ANNUAL       RESTRICTED  UNDER-                 ALL OTHER
NAME AND                                               COMPEN-         STOCK    LYING      LTIP        COMPEN-
PRINCIPAL                                              SATION(1)(2)  AWARD(S)   OPTIONS/   PAYOUTS    SATION(1)(2)
POSITION          YEAR     SALARY($)     BONUS($)     ($)            ($)   SARS(#)  ($)    ($)              ($)
------------------------------------------------------------------------------------------------------------------
Hugh C. Lane,     1997   $130,601.45   $10,000.00    $16,978.72                                        $16,978.72
Jr. - CEO         1996   $123,101.45          ---    $17,682.79                                        $17,682.79
& President       1995   $113,101.37   $10,000.00    $17,596.33                                        $17,596.33

Nathaniel I.      1997   $116,101.37   $10,000.00    $14,729.98                                        $14,729.98
Ball, III -       1996   $108,601.37          ---    $16,135.32                                        $16,135.32
Executive Vice    1995   $101,101.37   $10,000.00    $16,052.84                                        $16,052.84
President & Secretary

William L.        1997   $116,101.37   $10,000.00    $14,729.98                                        $14,729.98
Hiott, Jr. -      1996   $108,601.37          ___    $16,135.32                                        $16,135.32
Executive Vice    1995   $101,101.37   $10,000.00    $16,052.84                                        $16,052.84
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

The Plan became effective as of January 1, 1989.

The Board of Directors of the Bank approved the contribution of One Hundred Sixty Five Thousand Forty Eight and No/100 ($165,048.00) Dollars to the ESOP for the fiscal year ended December 31, 1997. The contribution was made during 1997. T. Dean Harton, Sheryl G. Sharry, and Nathaniel I. Ball, III, currently serve as Plan Administrators. Nathaniel I. Ball, III, currently serves as Trustee for the Plan. The Plan currently owns One Hundred Sixty One Thousand Four Hundred Sixteen (161,416) shares or 6.89% of the Company's Common Stock.

During the fiscal year ended December 31, 1997, the Company had no plans or arrangements pursuant to which any Officer, Director or principal Shareholder received contingent remuneration or personal benefits other than the contingent remuneration and life, disability and health insurance benefits referred to in the footnotes to the preceding table.

The Bank has an Incentive Stock Option Plan for the benefit of eligible Officers and employees of the Bank. A total of fifty thousand (50,000) shares were reserved and on April 21, 1988, the Bank granted options to purchase Common Stock in the aggregate amount of forty-five thousand (45,000) shares to eighteen (18) employees of the Bank (including officers, such Directors as are also employees and other employees) pursuant to the Incentive Stock Option Plan. These grants include those to Hugh C. Lane, Jr., Nathaniel I. Ball, III, and William L. Hiott, Jr., Executive Officers and Directors, as more specifically set forth below. Options for twelve thousand seven hundred (12,700) shares with an exercise price of Twenty and No/100 ($20.00) Dollars and seven thousand five hundred (7,500) shares with an exercise price of Twenty and 7625/10,000ths ($20.7625) Dollars have expired. No options were granted during 1997. Options for six thousand two hundred (6,200) shares with an exercise price of Twenty and No/100 ($20.00) Dollars remain outstanding. Adjusted for the exchange of two (2) shares of Company Common Stock for each share of Bank Common Stock on April 17, 1995, the options for eighteen thousand six hundred (18,600) shares at Twenty and No/100 ($20.00) Dollars per share were converted to options for thirty-seven thousand two hundred (37,200) shares at Ten and No/100 ($10.00) Dollars per share. Adjusted for the above-mentioned exchange, options for twelve thousand four hundred (12,400) shares at Ten and No/100 ($10.00) Dollars per share were exercised during 1995 and the same amount during 1996. Adjusted for a ten percent (10%) stock dividend on May 15, 1996, the remaining twelve thousand four hundred (12,400) shares at Twenty and No/100 ($20.00) Dollars per share were converted to options for twenty seven thousand two hundred eighty (27,280) shares at Nine and 09/100 ($9.09) Dollars. Adjusted for the above-mentioned exchange and ten percent (10%) stock dividend, options for thirteen thousand six hundred forty (13,640) shares at Nine and 09/100 ($9.09) Dollars were exercised on January 22, 1997.

Nathaniel I. Ball, III, Executive Vice President and Secretary, and William L. Hiott, Jr., Executive Vice President and Treasurer, were each granted the option to purchase seven thousand five hundred (7,500) shares of Common Stock of the Bank pursuant to the Incentive Stock Option Plan at a price of Twenty and No/100 ($20.00) Dollars. These options are exercisable in five (5) twenty (20%) percent increments beginning on and for one year following April 21, 1993, with an additional twenty (20%) percent to be exercisable on and for one year following each successive anniversary. The right to exercise each such twenty (20%) percent of each option is not cumulative and expires at the end of the one year period following the date on which such right becomes effective. Adjusted for the above-mentioned exchange, options for six thousand (6,000) shares of Common Stock of the Company at Ten and No/100 ($10.00) Dollars per share were exercised by the two (2) Officers during 1995 at a time when the average between quoted bid and ask in the markets in which the shares were traded was Twelve and 75/100 ($12.75) Dollars per share and options for six thousand (6,000) shares were exercised during 1996 at a time when the average between bid and ask in the markets in which the Common Stock was traded was $16.75. Adjusted for the above-mentioned exchange and ten percent (10%) stock dividend, options for six thousand six hundred (6,600) shares of common stock of the Company at Nine and 09/100 ($9.09) Dollars were exercised in January, 1997, by the two officers at a time when the average between quoted bid and ask in the markets in which the shares were traded was Twenty Two and 75/100 ($22.75) Dollars per share. Adjusted for the above-mentioned exchange, the ten percent (10%) stock dividend and the two for one stock split, options for six thousand six hundred (6,600) shares of Common Stock of the Company with an exercise price of Four and 55/100 ($4.55) Dollars per share remain outstanding for each of the above Officers.

In the event of a prospective reorganization, consolidation or sale of substantially all of the assets or any other form of corporate reorganization in which the Company would not be the surviving entity or in the event of the acquisition, directly or indirectly, of the beneficial ownership of twenty-four (24%) percent of the Common Stock of the Company or the making, orally or in writing, of a tender offer for, or any request or invitation for tender of, or any advertisement making or inviting tenders of the Company stock by any person, all options in effect at that time would accelerate so that all options would become immediately exercisable and could be exercised within one year immediately following the date of acceleration but not thereafter.


                                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                      AND FY-END OPTION VALUES

(a)                        (b)                       (c)               (d)                       (e)
                                                                       Number of
                                                                       Securities                Value of
                                                                       Underlying                Unexercised
                                                                       Unexercised               In-the-Money
                                                                       Options at                Options at
                                                                       FY-End (#)                FY-End ($)
                           Shares Acquired                             Exercisable/              Exercisable/
Name                       on Exercise (#)         Value Realized      Unexercisable             Unexercisable

--------------------------------------------------------------------------------------------------------------
Nathaniel I. Ball, III          26,400             $120,120                  0                           .00
William L. Hiott, Jr.           26,400             $120,120                  0                           .00

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the extent known to the Board of Directors of the Company, as of March 3, 1998, the only Shareholders of the Company having beneficial ownership of more than five (5%) percent of the shares of Common Stock of the Company are as set forth below:

NAME AND ADDRESS OF                                    AMOUNT AND NATURE OF                            PERCENT OF
 BENEFICIAL OWNER                                      BENEFICIAL OWNERSHIP                              CLASS
-------------------                                  ------------------------                          ----------
Hugh C. Lane, Jr.                                         375,305.986 (1) (2)                            16.03%
30 Church Street
Charleston, SC  29401

NationsBank, N.A. (4)                                         132,000 (3)                                 5.64%
NationsBank Plaza
Charlotte, NC 28255

N.B. Holdings Corporation (4)                                 132,000 (5)                                 5.64%
NationsBank Plaza
Charlotte, NC  28255

NationsBank Corporation (4)                                   132,000 (6)                                 5.64%
NationsBank Plaza
Charlotte, NC  28255

John M. Rivers, Jr.                                           117,920 (7)                                 5.04%
80 Alexander Street
Charleston, SC  29403

NAME AND ADDRESS OF                                  AMOUNT AND NATURE OF                            PERCENT OF
 BENEFICIAL OWNER                                    BENEFICIAL OWNERSHIP                               CLASS
-------------------                                  ---------------------                           -----------
The Bank of South Carolina                           161,416   (8)                                       6.89%
Employee Stock Ownership
Plan and Trust ("ESOP")
256 Meeting Street
Charleston, SC  29401

------------------------------

(1) To the extent known to the Board of Directors, Hugh C. Lane and his children, individually and collectively, have beneficial ownership of 694,497.996 shares or 29.66% of the outstanding shares. As more fully described in the following footnote, Hugh C. Lane, Jr. is the only one of the above who has a beneficial ownership interest in more than five (5%) percent of the Company's common stock. Hugh C. Lane, Jr. disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote).

(2) To the extent known to the Board of Directors, Hugh C. Lane, Jr. directly owns and has sole voting and investment power with respect to 158,182 shares; as trustee for 11 trust accounts holding an aggregate of 60,380 shares, he has sole voting and investment power with respect to such shares; as co-trustee for one trust account holding 4,400 shares, he has joint voting and investment power with respect to such shares; he is indirectly beneficial owner of 6,880 shares owned by his wife and an aggregate of 101,926 shares held by his wife as custodian for three minor children and 21,964.676 shares owned by the Employee Stock Ownership Plan and Trust ("ESOP") in which he has a vested interest. All of the 375,305.986 shares beneficially owned by Hugh C. Lane, Jr. are currently owned. Hugh C. Lane, Jr. has had beneficial ownership of more than five (5%) percent of the Bank's Common Stock since October 23, 1986, and more than ten (10%) percent since November 16, 1988.

 (3) To the extent known to the Board of Directors, NationsBank Corporation is the parent holding company of N.B. Holdings Corporation. N.B. Holdings Corporation is the parent holding company of NationsBank, N.A. The shares referred to in notes (4) and (5) are a duplication of the shares referred to in note (3).

(4) To the extent known to the Board of Directors, N.B. Holdings Corporation has sole voting power for 68,000 shares and shared investment power for 132,000 shares (including 63,800 shares held as trustee under the will of Mills B. Lane for the benefit of Hugh C.
          Lane). N.B. Holdings Corporation disclaims beneficial ownership for the shares referred to in this note (4).

(5) To the extent known to the Board of Directors, NationsBank Corporation has sole voting power for 68,000 shares and shared investment power for 132,000 shares (including 63,800 shares held as trustee under the will of Mills B. Lane for the benefit of Hugh C.
          Lane). NationsBank Corporation disclaims beneficial ownership for the shares referred to in this note (5).

(6) To the extent known to the Board of Directors, John M. Rivers, Jr. directly owns and has sole voting and investment power for 117,920 shares. The John and Kathleen Rivers Foundation owns 10,560 shares. Mr. Rivers is the President of the Foundation but does not serve on its Investment Committee or have authority to vote or dispose of shares owned by the Foundation. Mr. Rivers disclaims beneficial ownership of the shares owned by the Foundation.

(7) The Trustee of the ESOP, Nathaniel I. Ball, III, an executive Officer and Director of the Bank and the Company, disclaims beneficial ownership of 161,416 shares owned by the ESOP which have been allocated to members of the plan, each of whom under the terms of the plan has the right to direct the Trustee as to the manner in which voting rights are to be exercised.

BENEFICIAL OWNERSHIP OF COMMON STOCK OF THE COMPANY

The table below sets forth the number of shares of Common Stock (the only class of outstanding equity securities of the Company) known by the Company to be beneficially owned by each Nominee for election as Director and by the Officers and Directors of the Company as a group as of February 23, 1998. Except as otherwise indicated in the footnotes to the table, the persons named possess sole voting power and investment power with respect to the shares shown opposite their names. As of February 23, 1998, no Officer, Director or Nominee beneficially owned more than ten (10%) percent of the outstanding shares of the Company other than Hugh C. Lane, Jr. As of March 3, 1998, the Officers, Directors and Nominees beneficially owned 876,517.756 shares, representing approximately 37.43% of the outstanding shares.

As of February 23, 1998, the beneficial ownership of Common Stock of the Company by all current Directors and each Nominee for Director was as set forth in the following table:

NAME AND ADDRESS OF                                 AMOUNT AND NATURE OF                            PERCENT OF
 BENEFICIAL OWNER                                   BENEFICIAL OWNERSHIP                              CLASS
-------------------                                 --------------------                            ----------
Nathaniel I. Ball, III                                   61,001.863 (1)                                  2.61%
70 Legare Street
Charleston, SC  29401

James E. Brown, DDS                                          12,066 (1)                                   .52%
6908 Rivers Avenue
Charleston Heights, SC  29418

William T. Cooper                                             4,840 (1)                                   .21%
21 Jamestown Road
Charleston, SC  29407

C. Ronald Coward                                             30,760 (1)                                  1.31%
537 Planters Loop
Mt. Pleasant, SC  29464

Louis Y. Dawson, III                                         11,440 (1)                                   .49%
33 Church Street
Charleston, SC  29401

Leonard C. Fulghum                                           31,432 (1)                                  1.34%
311 Middle Street
Mt. Pleasant, SC  29464

T. Dean Harton                                                7,004 (1)                                   .30%
4620 Lazy Creek Lane
Wadmalaw, SC 29487

William L. Hiott, Jr.                                    90,177.907 (1)                                  3.85%
1831 Capri Drive
Charleston, SC  29407

James H. Holcombe                                            97,432 (1)                                  4.16%
16 Church Street
Charleston, SC  29401

NAME AND ADDRESS OF                                  AMOUNT AND NATURE OF                            PERCENT OF
 BENEFICIAL OWNER                                    BENEFICIAL OWNERSHIP                               CLASS
-------------------                                  --------------------                            ----------
Katherine M. Huger                                            4,840 (1)                                   .21%
72 Murray Boulevard
Charleston, SC  29401

John E. Huguley                                              14,960 (1)                                   .64%
22 Murray Boulevard
Charleston, SC  29401

Charles G. Lane                                             114,178 (1)                                  4.88%
10 Gillon Street
Charleston, SC  29401

Hugh C. Lane, Jr.                                       375,305.986 (1)                                 16.03%
30 Church Street
Charleston, SC  29401

Louise J. Maybank                                            11,000                                       .47%
8 Meeting Street
Charleston, SC  29401

Thomas W. Myers                                               8,400                                       .36%
500 Central Avenue
Summerville, SC  29483

Thomas C. Stevenson, III                                        440                                       .02%
173 Tradd Street
Charleston, SC  29401

John M. Tupper                                                1,240                                       .05%
113 Linwood Drive
Summerville, SC 29483


(1) To the extent known to the Board of Directors, each of the following Directors and Nominees for election as Directors (each of whom directly owns and has sole voting and investment power of all shares beneficially owned by him or her except as set forth in this footnote) indirectly owns the following number of shares: Nathaniel I. Ball, III
         - an aggregate of 5,276 shares directly owned by his wife and 19,536.209 shares owned by the ESOP, in which he has a vested interest; James E. Brown - an aggregate of 11,846 shares owned jointly with his wife; William T. Cooper - an aggregate of 4,400 shares held by a pension plan; C. Ronald Coward - an aggregate of 1,000 shares owned by a company of which he is president and director; Louis Y. Dawson, III - an aggregate of 440 shares owned by his wife; Leonard C. Fulghum - an aggregate of 3,232 shares owned by his wife; T. Dean Harton - an aggregate of 1,940 shares owned by his wife and held by his wife as custodian for his step-son; William L. Hiott, Jr. - an aggregate of 8,960 shares directly owned by his wife and held by him as custodian for two children and 19,536.231 shares owned by the ESOP, in which he has a vested interest; James H. Holcombe - an aggregate of 50,352 shares owned by the Marjorie G. Detyens Irrevocable Trust for which he serves as co-trustee; Katherine M. Huger - 440 shares owned by her husband; John E. Huguley - 8,140 shares owned by his wife; Charles G. Lane - an aggregate of 52,944 shares owned by his wife, held by her as custodian for children, held by him as co-trustee with Hugh C. Lane, Jr., for a sister's children and held by him as a co-trustee for the children of Hugh C. Lane, Jr.; and Hugh C. Lane,
         Jr. - an aggregate of 173,586 shares owned by his wife, held by his wife as custodian for each of three children, held by him as co-trustee with Charles G. Lane for a sister's children and held by him as trustee for his and his brother's and sisters' children (as more fully described in the footnote to the preceding table) and 21,964.676 shares owned by the ESOP, in which he has a vested interest. All such indirectly owned shares are included in the totals of the number of shares set forth in the above table and beneficially owned by the Directors and Nominees.

------------------------------

As a group, all Directors and Executive Officers (including Hugh C. Lane, Jr., President and Chief Executive Officer; Nathaniel I. Ball, III, Executive Vice President and Secretary; and William L. Hiott, Jr., Executive Vice President and Treasurer) are seventeen (17) in number and beneficially own an aggregate of 876,517.756 shares, representing 37.43% of the issued and outstanding Common Stock of the Company. All of these shares beneficially owned by the Directors, Nominees and Executive Officers are currently owned: two executive officers (Nathaniel I. Ball, III, Executive Vice President and Secretary; and William L. Hiott, Jr., Executive Vice President and Treasurer) each have a future right to acquire six thousand six hundred (6,600) shares of Common Stock of the Company pursuant to the Bank's Incentive Stock Option Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company does not have any existing continuing contractual relationships with any Director, Nominee for election as Director or principal Officer of the Company or the Bank, or any Shareholder owning, directly or indirectly, more than five (5%) percent of the shares of Common Stock of the Company, or any associate of the foregoing persons. Directors, Principal Officers, nominees for election as Directors, and members of the immediate family of any of the foregoing have had in the past, have at present, and will have in the future, customer relationships with the Bank. Such transactions have been and will continue to be made in the ordinary course of business, made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and such transactions did not and will not involve more than the normal risk of collectability or present other unfavorable features. The Company entered into a contract with Coward-Hund Construction Co., Inc., of which C. Ronald Coward, Director of the Company, is a principal, for the construction of a branch office and operations center in the West Ashley area of Charleston, South Carolina, with a final contract price of $1,158,056.00. The Company also entered into a contract with Southeastern Galleries, Inc. of which William T. Cooper, Director of the Company, is a principal, for the furnishings for the West Ashley office and with Ferguson Fulghum, Inc., of which Leonard C. Fulghum, Director of the Company, is a principal for painting the West Ashley office.

Thomas W. Myers failed to file one Statement of Changes in Beneficial Ownership on Form 4 in a timely manner. Nathaniel I. Ball, III, filed one incorrect Statement of Beneficial Interest on Form 4.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

1. The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-KSB and listed on pages as indicated.



                                                                                                              Page
                                                                                                              ----
      (1)     Report of Independent Auditors.........................................................................19
      (2)     Consolidated Balance Sheets............................................................................20
      (3)     Consolidated Statements of Operations..................................................................21
      (4)     Consolidated Statements of Changes in Shareholders' Equity.............................................22
      (5)     Consolidated Statements of Cash Flows..................................................................23
      (6)     Notes to Consolidated Financial Statements.............................................................24 - 39

2.    Exhibits

      2       Plan of Reorganization (Filed with 1995 10-KSB)
      3.1     Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
      3.2     By-laws of the Registrant (Filed with 1995 10-KSB)
     10.1     Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
     10.2     Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
     10.3     Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
     10.4     Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
     20       1998 Proxy Statement
     21       List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
                The Registrant's only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
     27       Financial Data Schedule (for SEC use only).

3.    Reports on Form 8-K:  No

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 24, 1998             BANK OF SOUTH CAROLINA CORPORATION



                                  By:   /s/  William L. Hiott, Jr.
                                        --------------------------------------
                                        William L. Hiott, Jr.
                                        Executive Vice President and Treasurer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

March 24, 1998                    /s/  Nathaniel I. Ball, III
                                  -----------------------------------------------------
                                  Nathaniel I. Ball, III, Executive Vice President,
                                  Secretary and Director

March 24, 1998                    /s/  James E. Brown, DDS
                                  -----------------------------------------------------
                                  James E. Brown, DDS, Director

March 24, 1998                    /s/  William T. Cooper
                                  -----------------------------------------------------
                                  William T. Cooper, Director

March 24, 1998                    /s/  C. Ronald Coward
                                  -----------------------------------------------------
                                  C. Ronald Coward, Director

March 24, 1998                    /s/  Louis Y. Dawson, III
                                  -----------------------------------------------------
                                  Louis Y. Dawson, III, Director

March 24, 1998                    /s/  Leonard C. Fulghum
                                  -----------------------------------------------------
                                  Leonard C. Fulghum, Director

March 24, 1998                    /s/  T. Dean Harton
                                  -----------------------------------------------------
                                  T. Dean Harton, Director

March 24, 1998                    /s/  William L. Hiott, Jr.
                                  -----------------------------------------------------
                                  William L. Hiott, Jr., Executive Vice President,
                                  Treasurer & Director

March 24, 1998                    /s/  James H. Holcombe
                                  -----------------------------------------------------
                                  James H. Holcombe, Director

March 24, 1998                    /s/  Katherine M. Huger
                                  -----------------------------------------------------
                                  Katherine M. Huger, Director

March 24, 1998                    /s/  John E. Huguley
                                  -----------------------------------------------------
                                  John E. Huguley, Director

March 24, 1998                    /s/  Charles G. Lane
                                  -----------------------------------------------------
                                  Charles G. Lane, Director

March 24, 1998                    /s/  Hugh C. Lane, Jr.
                                  -----------------------------------------------------
                                  Hugh C. Lane, Jr., President,
                                  Chief Executive Officer & Director

March 24, 1998                    /s/  Louise J. Maybank
                                  -----------------------------------------------------
                                  Louise J. Maybank, Director

March 24, 1998                    /s/  Thomas W. Myers
                                  -----------------------------------------------------
                                  Thomas W. Myers, Director

March 24, 1998                    /s/  Thomas C. Stevenson, III
                                  -----------------------------------------------------
                                  Thomas C. Stevenson, III, Director

March 24, 1998                    /s/  John M. Tupper
                                  -----------------------------------------------------
                                  John M. Tupper, Director