Form 10QSB
period 1998-03-31
BANK OF SOUTH CAROLINA CORP
filed 1998-05-14
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 1998
                               --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         Commission file number: 0-27702

                       Bank of South Carolina Corporation
        (Exact name of small business issuer as specified in its charter)

          South Carolina                                    57-1021355
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification Number)

                    256 Meeting Street, Charleston, SC 29401
                    (Address of principal executive offices)

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

                                 Yes [X]   No [ ]

As of May 12, 1998, there were 2,605,673 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                                 Yes [ ]   No [X]

                                Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                              Report on Form 10-QSB
                                for quarter ended
                                 March 31, 1998

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets - March 31, 1998
       and December 31, 1997..............................................3
     Consolidated Statements of Operations - Three months
       ended March 31, 1998 and 1997 .....................................4
     Consolidated Statements of Changes in Shareholders
       Equity - Three months ended March 31, 1998 and 1997................5
     Consolidated Statements of Cash Flows - Three months
       ended March 31, 1998 and 1997 .....................................6
     Notes to Consolidated Financial Statements...........................7 - 8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................8 - 10
         Liquidity.......................................................10
         Capital Resources...............................................10
         Year 2000.......................................................10 - 11
         Accounting and Reporting Changes................................11
         Effect of Inflation and Changing Prices.........................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................12
Item 2.  Changes in Securities...........................................12
Item 3.  Default Upon Senior Securities..................................12
Item 4.  Submission of Matters to a Vote of Security Holders.............12
Item 5.  Other Information...............................................12
Item 6.  Exhibits and Reports on Form 8-K................................12

Signatures...............................................................13

                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                         March 31, 1998      December 31, 1997
                                                         --------------      -----------------

Assets:
     Cash and due from banks                             $   6,561,828       $   6,410,838
     Interest bearing deposits in other banks                    6,482               6,421
     Federal funds sold and repurchase agreements           12,200,000          15,600,000
     Investment securities available for sale               21,498,883          19,483,167
     Loans                                                  83,565,830          79,965,957
         Allowance for loan losses                          (1,210,313)         (1,210,528)
                                                         -------------       -------------
     Net loans                                              82,355,517          78,755,429
     Premises, equipment, leasehold improvements
        and construction costs, net                          2,382,238           2,613,293
     Other assets                                            2,494,742           1,608,875
                                                         -------------       -------------

Total assets                                             $ 127,499,690       $ 124,478,023
                                                         =============       =============

Liabilities and shareholders' equity:
     Deposits:
         Non-interest bearing demand                     $  25,524,030       $  27,757,108
         Interest bearing demand                            18,124,286          20,336,818
         Money market accounts                              22,125,081          21,761,624
         Certificates of deposit $100,000 and over          17,370,584          14,895,786
         Other time deposits                                17,086,417          15,663,178
         Other savings deposits                              4,520,058           4,054,559
                                                         -------------       -------------
            Total deposits                                 104,750,456         104,469,073

     Short-term borrowings                                   5,853,418           3,787,996
     Other liabilities                                         991,522             699,607
                                                         -------------       -------------
         Total liabilities                                 111,595,396         108,956,676
                                                         -------------       -------------

     Common Stock - No par value;
         6,000,000 shares authorized;
         Issued and outstanding 2,605,673 shares
         at March 31, 1998, and 2,575,665 shares
         at December 31, 1997                                     --                  --
     Additional paid in capital                             12,330,882          12,206,882
     Retained earnings                                       4,007,474           3,738,498
     Accumulated other comprehensive
        income, net of income taxes                            116,624             126,653
     Treasury stock 77,000 shares at March 31, 1998
        and December 31, 1997                                 (550,686)           (550,686)
                                                         -------------       -------------
         Total shareholders' equity                         15,904,294          15,521,347
                                                         -------------       -------------

Total liabilities and shareholders' equity               $ 127,499,490       $ 124,478,023
                                                         =============       =============

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      Quarter Ended
                                                            March 31, 1998    March 31, 1997
                                                            --------------    --------------
Interest and fee income
     Interest and fees on loans                               $2,035,369      $1,731,635
     Interest and dividends on investment securities             326,454         309,082
     Other interest income                                       165,736          58,846
                                                              ----------      ----------
         Total interest and fee income                         2,527,559       2,099,563
                                                              ----------      ----------

Interest expense
     Interest on deposits                                        775,235         636,379
     Interest on short-term borrowings                            52,159          27,329
                                                              ----------      ----------
         Total interest expense                                  827,394         663,708
                                                              ----------      ----------

     Net interest income                                       1,700,165       1,435,855
         Provision for loan losses                                15,000          52,500
                                                              ----------      ----------
     Net interest income after provision for loan losses       1,685,165       1,383,355
                                                              ----------      ----------


Other income
     Service charges, fees and commissions                       180,931         142,384
     Other non-interest income                                     3,262           6,196
                                                              ----------      ----------
         Total other income                                      184,193         148,580
                                                              ----------      ----------


Other expense
     Salaries and employee benefits                              634,475         528,277
     Net occupancy expense of premises                           228,003         216,195
     Other operating expenses                                    365,554         218,654
                                                              ----------      ----------
         Total other expense                                   1,228,032         963,126
                                                              ----------      ----------


Income before income tax expense                                 641,326         568,809
     Income tax expense                                          230,222         212,000
                                                              ----------      ----------
Net income                                                    $  411,104      $  356,809
                                                              ==========      ==========

Basic earnings per share                                      $      .16      $      .14
                                                              ==========      ==========
Diluted earnings per share                                    $      .16      $      .14
                                                              ==========      ==========
Dividends per common share                                    $      .05      $      .27
                                                              ==========      ==========


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                 FOR THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                                                 Accumulated Other
                              Common          Additional          Retained          Treasury      Comprehensive
                               Stock        Paid In Capital       Earnings           Stock           Income              Total
                           --------------   ---------------   ---------------   ---------------  ---------------   --------------
Balance,
December 31, 1996          $            -   $    12,082,882   $     3,252,807   $     (550,686)  $       108,810   $   14,893,813

Comprehensive income

   Net income                           -                 -           356,809                -                 -          356,809

Net unrealized gains
   on securities (net of
   tax effect of $21,034)               -                 -                 -                -           (72,995)         (72,995)
                                                                                                                   --------------

Comprehensive income                    -                 -                 -                -                 -          283,814
                                                                                                                   --------------

Shares issued for the
exercise of stock options               -           124,000                 -                -                 -          124,000

Cash dividends                          -                 -          (702,454)               -                 -         (702,454)
                           --------------   ---------------   ---------------   --------------   ---------------   --------------

Balance,
March 31, 1997             $            -   $    12,206,882   $     2,907,162   $     (550,686)  $        35,815   $   14,599,173
                           ==============   ===============   ===============   ==============   ===============   ==============



Balance,
December 31, 1997          $            -   $    12,206,882   $     3,738,498   $     (550,686)  $       126,653   $   15,521,347

Comprehensive income

   Net income                           -                 -           411,104                -                 -          411,104

Net unrealized gains
   on securities (net of
   tax effect of $68,493)               -                 -                 -                -           (10,029)         (10,029)
                                                                                                                   --------------

Comprehensive income                    -                 -                 -                -                 -          401,075
                                                                                                                   --------------

Shares issued for the
exercise of stock options               -           124,000                 -                -                 -          124,000

Cash dividends                          -                 -          (142,128)               -                 -         (142,128)
                           --------------   ---------------   ---------------   --------------   ---------------   --------------

Balance,
March 31, 1998             $            -   $    12,330,882   $     4,007,474   $     (550,686)  $       116,624   $   15,904,294
                           ==============   ===============   ===============   ==============   ===============   ==============

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Three Months Ended
                                                                            March 31,
                                                                       1998               1997
                                                                 --------------------------------
Cash flows from operating activities:
     Net income                                                  $    411,104       $    356,809
     Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
         Depreciation                                                  56,220             51,549
         Net accretion of unearned discounts on investments           (19,290)            (1,333)
         Amortization of organizational costs                           1,861              1,861
         Increase in receivables and other assets                    (532,169)           (49,547)
         Provision for loan losses                                     15,000             52,500
         Increase in other liabilities                                291,915             70,430
                                                                 ------------       ------------
Net cash provided by operating activities                             224,641            482,269
                                                                 ------------       ------------

Cash flows from investing activities:
     Purchase of investment securities                             (2,012,344)        (1,014,062)
     Net increase in loans                                         (3,615,088)        (1,608,833)
     Purchase of premises, equipment, leasehold
         improvements and construction costs                         (174,835)          (928,915)
                                                                 ------------       ------------
Net cash used in investing activities                              (5,802,267)        (3,551,810)
                                                                 ------------       ------------

Cash flows from financing activities:
     Net increase in deposit accounts                                 281,383          4,638,439
     Net increase in short-term borrowings                          2,065,422            795,892
     Exercise of stock options                                        124,000            124,000
     Dividends                                                       (142,128)          (702,454)
                                                                 ------------       ------------
Net cash provided by financing activities                           2,328,677          4,855,877
                                                                 ------------       ------------

Net (decrease) increase in cash and cash equivalents               (3,248,949)         1,786,336
Cash and cash equivalents, beginning of period                     22,017,259         10,661,529
                                                                 ------------       ------------

Cash and cash equivalents, end of period                         $ 18,768,310       $ 12,447,865
                                                                 ============       ============

Supplemental disclosure of cash flow data:
     Cash paid during the year for:
         Interest                                                $    893,222       $    623,880
         Income taxes                                                  22,498             96,090


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 1:  BASIS OF PRESENTATION

Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows as of those dates of the Company and the Bank, respectively. The results of operations for the period ending March 31, 1998 are not necessarily indicative of the results, which may be expected for the entire year.

NOTE 2:  ORGANIZATION AND DEVELOPMENT

The organization of The Bank of South Carolina (the Bank) began on April 24, 1986 and the Bank received approval on October 22, 1986, to organize and operate as a state-chartered bank. Common stock was issued on October 23, 1986. The Federal Deposit Insurance Corporation (FDIC) issued approval to insure all deposits to the full amount permitted by the law upon commencement of operations on February 26, 1987. On the effective date (12:01 a.m., April 17, 1995), shareholders of The Bank of South Carolina became shareholders of Bank of South Carolina Corporation at which time one share of common stock in the Bank was exchanged for two shares of common stock in the Company. All prior period amounts have been retroactively restated to give the effect of the two-for-one exchange.

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

The amortized cost of U.S. Treasury Securities held by the Company at March 31, 1998, and classified as "Available for Sale" is $21,313,765. The aggregate fair value of securities "Available for Sale" on the basis of market quotations as of March 31, 1998, is $21,498,883. The unrealized gain as of March 31, 1998, on such securities is $185,118.

The amortized cost of U.S. Treasury Securities held by the Company at December 31, 1997, and classified as "Available for Sale" was $19,282,130. The aggregate fair value of securities "Available for Sale" on the basis of market quotations as of December 31, 1997, was $19,483,167. The unrealized gain as of December 31, 1997, on such securities was $201,037.

NOTE 4:  SHAREHOLDERS' EQUITY

The Board of Directors approved a ten percent (10%) common stock dividend to shareholders of record April 30, 1998, effective May 15, 1998. All share and per share data have been retroactively restated to reflect the 10% common stock dividend. A regular quarterly cash dividend of $.06 per share (before the 10% stock dividend) was approved for shareholders of record March 31, 1998, payable April 30, 1998.

NOTE 5:  COMPREHENSIVE INCOME

Effective March 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Companies are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. The Company adopted the Statement of Changes in Equity approach to disclosing changes in comprehensive income.


                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with branch operations in Summerville, South Carolina and Mt. Pleasant, South Carolina. It offers a broad range of financial services through its wholly owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates principally in the counties of Charleston, Dorchester and Berkeley in South Carolina.

For the first three months of 1998, the Company reported net income of $411,104 or basic and diluted earnings per share of $.16, an increase of $54,295 compared to the net income for the first three months of 1997 of $356,809 or basic and diluted earnings per share of $.14. Total assets for the period increased $2,897,667 or 2.3% from December 31, 1997, to March 31, 1998.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997, TO THREE MONTHS ENDED MARCH 31, 1998

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income increased $54,295 or 15.2% to $411,104 for the three months ended March 31, 1998, from $356,809 for the three months ended March 31, 1997. The increase is primarily due to a higher than forecasted loan growth, improved spreads and higher loan volume in the mortgage area due to lower rates and refinancing activity.

NET INTEREST INCOME

Net interest income increased $264,310 or 18.4% to $1,700,165 for the three months ended March 31, 1998, from $1,435,855 for the three months ended March 31, 1997. Total interest and fee income increased $427,996 or 20.4% for the three months ended March 31, 1998, to $2,527,559 from $2,099,563 for the three months ended March 31, 1997. This increase in interest and fee income is primarily a result of average total loans for the three months ended March 31, 1998, of approximately $82,392,000 compared to average total loans of approximately $72,834,000 for the three months ended March 31, 1997. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income increased $17,372 or 5.6% to $326,454 for the period ended March 31, 1998, as compared to $309,082 for the three months ended March 31, 1997, due to slightly better yields for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. Other interest income increased $106,890 or 181.6% to $165,736 for the three months ended March 31, 1998, from $58,846 for the three months ended March 31, 1997. This increase in revenue is attributed to the increase in average federal funds sold of approximately $11,732,000 for the period ended March 31, 1998, as compared to approximately $4,661,000 for the period ended March 31, 1997.

Total interest expense increased $163,686 or 24.7% to $827,394 for the three months ended March 31, 1998, from $663,708 for three months ended March 31, 1997. The increase is due to an increase in interest bearing deposits. Interest paid on deposits of $775,235 reflected an increase of 21.8% for the three months ended

March 31, 1998, compared to $636,379 of interest paid on deposits for the three months ended March 31, 1997. Total interest bearing deposits averaged approximately $78,861,000 for the three months ended March 31, 1998, as compared to approximately $67,274,000 for the three months ended March 31, 1997. The average cost of interest bearing liabilities for the three months ended March 31, 1997, was approximately 3.92% as compared to the average cost of interest bearing liabilities of approximately 4.07% for the three months ended March 31, 1998. Interest on short-term borrowings increased $24,830 to $52,159 for the period ended March 31, 1998, from $27,329 for the three months ended March 31, 1997. Short-term borrowings consisted of demand notes to the U.S. Treasury and securities sold under agreements to repurchase for the three months ended March 31, 1998 and for the three months ended March 31, 1997.

PROVISION FOR LOAN LOSSES

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

During the quarter ended March 31, 1998, $15,000 was charged to the provision for loan losses compared to $52,500 for the quarter ended March 31, 1997. At March 31, 1998, the allowance for loan losses was $1,210,313 or 1.45% of total loans. This compares to an allowance of $1,093,295 or 1.49% as of March 31, 1997. During the quarter ended March 31, 1998, the Bank incurred three charge offs totaling $15,515 as compared to one charge off totaling $1,712 for the same period ended March 31, 1997. There were six loans on non-accrual status at March 31, 1998, totaling $436,498 and no loans on non-accrual at March 31, 1997. Loans past due over 30 days totaled $1,055,538 or 1.26% of total loans at March 31, 1998, compared to $1,122,539 or 1.53% of total loans at March 31, 1997. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. The allowance for loan losses at March 31, 1998, in management's opinion, is adequate for future losses that may occur in the loan portfolio.

OTHER INCOME

Other income for the three months ended March 31, 1998, increased $35,613 or 24.0% to $184,193 from $148,580 for the three months ended March 31, 1997. The increase is due to an increase in service charges and fees on a larger volume of deposits for the period ended March 31, 1998, as compared to the same period ended March 31, 1997.

OTHER EXPENSE

Bank overhead increased $264,906 or 27.5% to $1,228,032 for the three months ended March 31, 1998, from $963,126 for the three months ended March 31, 1997. Salaries and employee benefits increased $106,198 or 20.1% to $634,475 for the period ended March 31, 1998, from $528,277 for the three month period ended March 31, 1997. This increase is primarily attributed to annual merit raises given to the employees and the addition of employees to staff the new West Ashley office. Other operating expenses increased $146,900 or 67.2% to $365,554 for the period ending March 31, 1998, from $218,654 for the period ending March 31, 1997. This increase resulted from costs incurred of approximately $29,000 in advertising and promotion of the new West Ashley office and increases of approximately $18,000 in legal fees, $7,500 in training for a new check imaging system and approximately $20,000 in new forms and printed supplies related to the new check imaging system.

LIQUIDITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company's primary liquid assets accounted for 31.71% and 30.43% of average assets at March 31, 1998, and 1997, respectively. Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of IPCs, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits averaged 89.90% of earning assets during the first three months of 1998 as compared to 87.88% of earning assets for the first three months of 1997. The Company closely monitors its reliance on certificates on deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At March 31, 1998 and 1997, the Bank's liquidity ratio was 30.48% and 26.65%, respectively.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering, the retention of earnings less dividends paid and the exercising of stock options in April of 1995, of $124,000, the exercising of stock options in March of 1996, of $124,000, the exercising of stock options in January of 1997 of $124,000 and the exercising of stock options in March of 1998 of $124,000 for a total shareholders' equity at March 31, 1998, of $15,904,294. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at March 31, 1998, for the Bank is 17.17% and at March 31, 1997, was 18.36%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing. The Bank will have capital expenditures during the second quarter of 1998 of approximately $1,334,000 representing the construction cost and furnishings of its new West Ashley office and approximately $839,000 representing the cost of upgrading personal computers and a new check processing and check imaging system.

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

ACCOUNTING AND REPORTING CHANGES

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Companies are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. The Company adopted Statement 130 effective March 31, 1998, and has provided the required disclosures.

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

EFFECT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company and its subsidiary from time to time are involved as plaintiff or defendant in various legal actions incident to its business. These actions are not believed to be material either individually or collectively to the consolidated financial condition of the Company or its subsidiary.

ITEM 2.  CHANGES IN SECURITIES

None.

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


                                    BANK OF SOUTH CAROLINA CORPORATION

May 12, 1998

                                    BY:  /s/ Hugh C. Lane, Jr.
                                             President



                                    BY:  /s/ William L. Hiott, Jr.
                                             Executive Vice President & Cashier