Form 10QSB
period 1998-06-30
BANK OF SOUTH CAROLINA CORP
filed 1998-08-14
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                                 June 30, 1998
                                                               -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                         Commission file number: 0-27702

                       Bank of South Carolina Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        South Carolina                                57-1021355
-------------------------------                  ---------------------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                  Identification Number)

                    256 Meeting Street, Charleston, SC 29401
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (843) 724-1500
                           ---------------------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X        No
                             --------       ---------

As of August 12, 1998, there were 2,605,597 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                          Yes             No    X
                             --------       ---------

                                Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                              Report on Form 10-QSB
                                for quarter ended
                                  June 30, 1998


                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


     Consolidated Balance Sheets - June 30, 1998
       and December 31, 1997...........................................................3
     Consolidated Statements of Operations - Three months
       ended June 30, 1998 and 1997 ...................................................4
     Consolidated Statements of Operations - Six months
        ended June 30, 1998 and 1997...................................................5
     Consolidated Statements of Changes in Shareholders
       Equity - Six months ended June 30, 1998 and 1997................................6
     Consolidated Statements of Cash Flows - Six months
       ended June 30, 1998 and 1997 ...................................................7
     Notes to Consolidated Financial Statements........................................8 - 9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................................9 - 12
         Liquidity.....................................................................12 - 13
         Capital Resources.............................................................13
         Year 2000.....................................................................13
         Accounting and Reporting Changes..............................................14
         Effect of Inflation and Changing Prices.......................................14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................15
Item 2.  Changes in Securities.........................................................15
Item 3.  Default Upon Senior Securities................................................15
Item 4.  Submission of Matters to a Vote of Security Holders...........................15
Item 5.  Other Information.............................................................15
Item 6.  Exhibits and Reports on Form 8-K..............................................15

Signatures.............................................................................16


                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)



Assets:                                                 June 30, 1998       December 31, 1997
                                                        -------------       -----------------
     Cash and due from banks                            $   8,854,183       $       6,410,838
     Interest bearing deposits in other banks                   6,542                   6,421
     Federal funds sold and resale agreements              27,325,000              15,600,000
     Investment securities available for sale              20,269,575              19,483,167
     Loans                                                 82,605,511              79,965,957
         Allowance for loan losses                         (1,227,269)             (1,210,528)
                                                        -------------       -----------------
     Net loans                                             81,378,242              78,755,429
     Premises, equipment, leasehold improvements
        and construction costs, net                         4,190,084               2,613,293
     Other assets                                           1,225,224               1,608,875
                                                        -------------       -----------------

Total assets                                            $ 143,278,850       $     124,478,023
                                                        =============       =================

Liabilities and shareholders' equity:
     Deposits:
         Non-interest bearing demand                    $  27,216,037       $      27,757,108
         Interest bearing demand                           26,385,237              20,336,818
         Money market accounts                             23,559,283              21,761,624
         Certificates of deposit $100,000 and over         19,346,204              14,895,786
         Other time deposits                               18,044,078              15,663,178
         Other savings deposits                             4,890,256               4,054,559
                                                        -------------       -----------------
            Total deposits                                119,441,095             104,469,073

     Short-term borrowings                                  6,969,782               3,787,996
     Other liabilities                                        755,940                 699,607
                                                        -------------       -----------------
         Total liabilities                                127,166,817             108,956,676
                                                        -------------       -----------------

     Common Stock - No par value;
         6,000,000 shares authorized;
         Issued and outstanding 2,605,597 shares
         at June 30, 1998, and 2,575,589 shares
         at December 31, 1997                                       -                       -
     Additional paid in capital                            12,330,882              12,206,882
     Retained earnings                                      4,229,718               3,738,498
     Accumulated other comprehensive
        income, net of income taxes                           102,119                 126,653
     Treasury stock 77,000 shares at June 30, 1998
        and December 31, 1997                                (550,686)               (550,686)
                                                        -------------       -----------------
         Total shareholders' equity                        16,112,033              15,521,347
                                                        -------------       -----------------

Total liabilities and shareholders' equity              $ 143,278,850       $     124,478,023
                                                        =============       =================

            See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       Quarter Ended
                                                              June 30, 1998     June 30, 1997
                                                              -------------     -------------
Interest and fee income
     Interest and fees on loans                               $   2,066,747    $    1,821,184
     Interest and dividends on investment securities                299,954           322,909
     Other interest income                                          226,199            97,069
                                                              -------------    --------------
         Total interest and fee income                            2,592,900         2,241,162
                                                              -------------    --------------

Interest expense
     Interest on deposits                                           843,517           666,733
     Interest on short-term borrowings                               67,117            45,993
                                                              -------------    --------------
         Total interest expense                                     910,634           712,726
                                                              -------------    --------------

     Net interest income                                          1,682,266         1,528,436
         Provision for loan losses                                   15,000            52,500
                                                              -------------    --------------
     Net interest income after provision for loan losses          1,667,266         1,475,936
                                                              -------------    --------------


Other income
     Service charges, fees and commissions                          220,449           128,525
     Loss on securities                                                   -           (16,544)
     Other non-interest income                                        4,596             3,930
                                                              -------------    --------------
         Total other income                                         225,045           115,911
                                                              -------------    --------------


Other expense
     Salaries and employee benefits                                 675,238           535,258
     Net occupancy expense of premises                              267,417           215,929
     Other operating expenses                                       356,376           245,616
                                                              -------------    --------------
         Total other expense                                      1,299,031           996,803
                                                              -------------    --------------


Income before income tax expense                                    593,280           595,044
     Income tax expense                                             213,000           223,000
                                                              -------------    --------------
Net income                                                    $     380,280    $      372,044
                                                              =============    ==============

Basic earnings per share                                      $         .15    $          .14
                                                              =============    ==============
Diluted earnings per share                                    $         .15    $          .14
                                                              =============    ==============
Dividends per common share                                    $         .06    $          .05
                                                              =============    ==============

Weighted average shares outstanding                               2,605,634         2,341,514


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Six Months Ended
                                                              June 30, 1998    June 30, 1997
                                                              -------------    -------------
Interest and fee income
     Interest and fees on loans                               $   4,102,116    $   3,552,819
     Interest and dividends on investment securities                626,407          631,991
     Other interest income                                          391,935          155,915
                                                              -------------    -------------
         Total interest and fee income                            5,120,459        4,340,725
                                                              -------------    -------------

Interest expense
     Interest on deposits                                         1,618,752        1,303,112
     Interest on short-term borrowings                              119,276           73,322
                                                              -------------    -------------
         Total interest expense                                   1,738,028        1,376,434
                                                              -------------    -------------

     Net interest income                                          3,352,431        2,964,291
         Provision for loan losses                                   30,000          105,000
                                                              -------------    -------------
     Net interest income after provision for loan losses          3,352,431        2,859,291
                                                              -------------    -------------


Other income
     Service charges, fees and commissions                          401,380          270,909
     Loss on securities                                                   -          (16,544)
     Other non-interest income                                        7,857           10,126
                                                              -------------    -------------
         Total other income                                         409,237          264,491
                                                              -------------    -------------


Other expense
     Salaries and employee benefits                               1,309,712        1,063,535
     Net occupancy expense of premises                              495,420          432,124
     Other operating expenses                                       721,930          464,270
                                                              -------------    -------------
         Total other expense                                      2,527,062        1,959,929
                                                              -------------    -------------


Income before income tax expense                                  1,234,606        1,163,853
     Income tax expense                                             443,222          435,000
                                                              -------------    -------------
Net income                                                    $     791,384    $     728,853
                                                              =============    =============

Basic earnings per share                                      $         .31    $         .28
                                                              =============    =============
Diluted earnings per share                                    $         .31    $         .28
                                                              =============    =============
Dividends per common share                                    $         .11    $         .32
                                                              =============    =============

Weighted average shares outstanding                               2,592,793        2,338,047


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                   FOR SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                                                    Accumulated Other
                                       Common            Additional      Retained        Treasury     Comprehensive
                                       Stock          Paid In Capital    Earnings           Stock         Income        Total
                                    -----------------------------------------------------------------------------------------------
Balance,
December 31, 1996                   $            -      $ 12,082,882   $  3,252,807    $   (550,686)   $    108,810    $ 14,893,813

Comprehensive income

   Net income                                    -                 -        728,853               -               -         728,853

Net unrealized losses on securities
   (net of tax effect of $58,472)                -                 -              -               -          (9,250)         (9,250)
                                                                                                                       ------------

Comprehensive income                             -                 -              -               -               -         719,603
                                                                                                                       ------------

Shares issued for the
exercise of stock options                        -           124,000              -               -               -         124,000

Cash dividends                                   -                 -       (842,400)              -               -        (842,400)
                                    --------------      ------------   ------------    ------------    ------------    ------------

Balance,
June 30, 1997                       $            -      $ 12,206,882   $  3,139,260    $   (550,686)   $     99,560    $ 14,895,016
                                    ==============      ============   ============    ============    ============    ============



Balance,
December 31, 1997                   $            -      $ 12,206,882   $  3,738,498    $   (550,686)   $    126,653    $ 15,521,347

Comprehensive income

  Net income                                     -                 -        791,384               -               -         791,384

Net unrealized losses on securities
   (net of tax effect of $59,975)                -                 -              -               -         (24,534)        (24,534)
                                                                                                                       ------------

Comprehensive income                             -                 -              -               -               -         766,850
                                                                                                                       ------------

Shares issued for the
exercise of stock options                        -           124,000              -               -               -         124,000

Cash dividends                                   -                 -       (300,164)              -               -        (300,164)
                                      ------------      ------------   ------------    ------------    ------------    ------------

Balance,
June 30, 1998                       $            -      $ 12,330,882   $  4,229,718    $   (550,686)   $    102,119    $ 16,112,033
                                    ==============      ============   ============    ============    ============    ============



          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Six Months Ended June 30,
                                                                  1998            1997
                                                              ----------------------------
Cash flows from operating activities:
     Net income                                               $    791,384    $    728,853
     Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
         Depreciation                                              147,020         105,388
         Net accretion of unearned discounts on investments         (6,888)         (3,374)
         Amortization of organizational costs                        3,722           3,723
         Loss on sale of investments                                     -          16,544
         Increase in receivables and other assets               (1,048,896)        (75,620)
         Provision for loan losses                                  30,000         105,000
         Increase (decrease) in other liabilities                   56,333        (117,535)
                                                              ------------    ------------
Net cash provided by operating activities                        2,070,467         762,979
                                                              ------------    ------------

Cash flows from investing activities:
     Proceeds from the sale of investments                               -       1,981,875
     Proceeds from the maturity of investments                   1,193,881       1,013,881
     Purchase of investment securities                          (2,012,344)     (2,978,437)
     Net increase in loans                                      (2,652,813)     (4,866,288)
     Purchase of premises, equipment, leasehold
         improvements and construction costs                    (2,408,369)       (935,235)
                                                              ------------    ------------
Net cash used in investing activities                           (5,879,645)     (5,784,204)
                                                              ------------    ------------

Cash flows from financing activities:
     Net increase in deposit accounts                           14,972,022       5,353,155
     Net increase in short-term borrowings                       3,181,786       4,346,363
     Exercise of stock options                                     124,000         124,000
     Dividends                                                    (300,164)       (842,400)
                                                              ------------    ------------
Net cash provided by financing activities                       17,977,644       8,981,118
                                                              ------------    ------------

Net increase in cash and cash equivalents                       14,168,466       3,959,893
Cash and cash equivalents, beginning of period                  22,017,259      10,661,529
                                                              ------------    ------------

Cash and cash equivalents, end of period                      $ 36,185,725    $ 14,621,422
                                                              ============    ============

Supplemental disclosure of cash flow data:
     Cash paid during the year for:
         Interest                                             $  1,737,128    $  1,357,456
         Income taxes                                              463,010         522,590

     Non-cash investing activities:
         Transfer of assets from prepaid account to
            fixed asset account                                  1,191,442               -



          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 1:  BASIS OF PRESENTATION
Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows as of those dates of the Company and the Bank, respectively. The results of operations for the period ending June 30, 1998 are not necessarily indicative of the results, which may be expected for the entire year.

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

The amortized cost of U.S. Treasury Securities held by the Company at June 30, 1998, and classified as "Available for Sale" is $20,107,481. The aggregate fair value of securities "Available for Sale" on the basis of market quotations as of June 30, 1998, is $20,269,575. The unrealized gain as of June 30, 1998, on such securities is $162,094.

The amortized cost of U.S. Treasury Securities held by the Company at December 31, 1997, and classified as "Available for Sale" was $19,282,130. The aggregate fair value of securities "Available for Sale" on the basis of market quotations as of December 31, 1997, was $19,483,167. The unrealized gain as of December 31, 1997, on such securities was $201,037.

NOTE 4:  SHAREHOLDERS' EQUITY
The Board of Directors approved a ten percent (10%) common stock dividend to shareholders of record April 30, 1998, effective May 15, 1998. All share and per share data have been retroactively restated to reflect the 10% common stock dividend. A regular quarterly cash dividend of $.06 per share (before the 10% stock dividend) was approved for shareholders of record March 31, 1998, payable April 30, 1998, and a regular quarterly cash dividend of $.06 per share was approved for shareholders of record June 30, 1998, payable July 31, 1998.

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

                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with branch operations in Summerville, South Carolina, Mt. Pleasant, South Carolina and the West Ashley community of Charleston, South Carolina. It offers a broad range of financial services through its wholly owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates principally in the counties of Charleston, Dorchester and Berkeley in South Carolina.

For the first six months of 1998, the Company reported net income of $791,384 or basic and diluted earnings per share of $.31, an increase of $62,531 compared to net income for the first six months of 1997 of $728,853 or basic and diluted earnings per share of $.28. Total assets for the period increased $18,800,827 or 15.1% from December 31, 1997, to June 30, 1998.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998, TO THREE MONTHS ENDED JUNE 30, 1997

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income increased $8,236 or 2.2% to $380,280 for the three months ended June 30, 1998, from $372,044 for the three months ended June 30, 1997. The three months ended June 30, 1998, represents the period in which the Bank capitalized a new branch and operations center, and approximately $750,000 in new check processing equipment.

NET INTEREST INCOME
Net interest income increased $153,830 or 10.1% to $1,682,266 for the three months ended June 30, 1998, from $1,528,436 for the three months ended June 30, 1997. Total interest and fee income increased $351,738 or 15.7% for the three months ended June 30, 1998, to $2,592,900 from $2,241,162 for the three months ended June 30, 1997. This increase in interest and fee income is the result of loans averaging approximately $83,332,000 for the three months ended June 30, 1998, compared to average loans of approximately $74,800,000 for the three months ended June 30, 1997. The Bank's prime rate of 8.50% was the same for both periods.

Investment portfolio income decreased $22,955 or 7.1% to $299,954 for the period ended June 30, 1998, as compared to $322,909 for the three months ended June 30, 1997. This decrease in revenue is primarily a result of a declining yield in the investment portfolio. Other interest income increased $129,130 or 133.0% to $226,199 for the three months ended June 30, 1998, from $97,069 for the three months ended June 30,

1997. This increase in revenue is attributed to the increase in average federal funds sold to approximately $17,142,000 for the three months ended June 30, 1998, from approximately $7,049,000 for the three months ended June 30, 1997.

Total interest expense increased $197,908 or 27.8% to $910,634 for the three months ended June 30, 1998, from $712,726 for three months ended June 30, 1997. The increase is primarily due to the increase in average interest bearing deposits to approximately $83,917,000 for the three months ended June 30, 1998, from approximately $68,963,000 for the three months ended June 30, 1997. Interest on deposits for the three months ended June 30, 1998, was $843,517 compared to $666,733 for the three months ended June 30, 1997, an increase of $176,784 or 26.5%. Interest on short-term borrowings increased $21,124 or 45.9% to $67,117 for the period ended June 30, 1998, from $45,993 for the three months ended June 30, 1997. Short-term borrowings consist of demand notes to the U.S. Treasury and securities sold under agreements to repurchase.

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

During the quarter ended June 30, 1998, $15,000 was charged to the provision for loan losses compared to $52,500 for the quarter ended June 30, 1997. The allowance for loan losses was $1,227,269 or 1.49% of total average loans for the three months ended June 30, 1998. This compares to an allowance of $1,113,514 or 1.496% of total average loans for the three months ended June 30, 1997. During the quarter ended June 30, 1998, the Bank incurred two charge offs totaling $6,321 as compared to three charge offs totaling $33,733 for the same period ended June 30, 1997. There were nine loans on non-accrual status at June 30, 1998, for $465,576 as compared to five loans on non-accrual status totaling $666,248 at June 30, 1997. Loans past due over 30 days totaled $707,380 or .86% of total loans at June 30, 1998, compared to $726,698 or .95% of total loans at June 30, 1997, and no loans past due 90 days or more at June 30, 1998, compared to one loan for $205,333 or .27% of total loans at June 30, 1997. Six recoveries totaling $8,277 occurred during the three months ended June 30, 1998, as compared to two recoveries totaling $1,452 for the three months ended June 30, 1997. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. The allowance for loan losses at June 30, 1998, in management's opinion, is adequate for future losses that may occur in the loan portfolio.

OTHER INCOME
Other income for the three months ended June 30, 1998, increased $109,134 or 94.2% to $225,045 from $115,911 for the three months ended June 30, 1997. The increase is due largely to a significant increase in mortgage loan generated income. Service charges, fees and commissions was $220,449 for the three months ended June 30, 1998, compared to $128,525 for the three months ended June 30, 1997, an increase of $91,924 or 71.5%. The increase is primarily the result of an increase in total deposits resulting in additional service charges and fees.

GENERAL AND ADMINISTRATIVE EXPENSES
Bank overhead increased $302,228 or 30.3% to $1,299,031 for the three months ended June 30, 1998, from $996,803 for the three months ended June 30, 1997. Salaries and employee benefits increased $139,980 or 26.1% to $675,238 for the period ended June 30, 1998, from $535,258 for the three month period ended June 30, 1997. This increase is primarily attributed to annual merit raises given to the employees and the addition of employees to staff the new West Ashley office. Net occupancy expense increased $51,488 or 23.8% to $267,417 for the three months ended June 30, 1998, from $215,929 for the three months ended June 30, 1997. This increase is primarily due to the addition of a branch bank and operations center in the West Ashley community which opened during the first quarter of 1998 and increased depreciation expense due to the new imaging equipment and the upgrade of the bank's hardware and software. Other operating expenses increased $110,760 or 45.1% to $356,376 for the period ending June 30, 1998, from $245,616 for the period ending June 30, 1997. This increase is in part the result of increased mortgage loan volume which resulted in an increase in discount fees paid, advertising of a new office and supplies for that new office.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998, TO SIX MONTHS ENDED JUNE 30, 1997

Net income increased $62,531 or 8.6% to $791,384 for the six months ended June 30, 1998, from $728,853 for the six months ended June 30, 1997. The increase is primarily due to a higher volume of earning assets during the comparable periods.

NET INTEREST INCOME
Net interest income increased $418,140 or 14.1% to $3,382,431 for the six months ended June 30, 1998, from $2,964,291 for the six months ended June 30, 1997. Total interest and fee income increased $779,734 or 18.0% for the six months ended June 30, 1998, to $5,120,459 from $4,340,725 for the six months ended June 30, 1997. This increase in interest and fee income is the result of loan growth for the comparable periods and an increase in federal funds sold of approximately $11,725,000 or 75.2% from the six months ended June 30, 1997, to the six months ended June 30, 1998.

Loans averaged for the six months ended June 30, 1998, approximately $82,862,000 compared to average loans of $73,819,000 for the six months ended June 30, 1997, producing interest and fee income of $4,102,116 for the six months ended June 30, 1998, compared to $3,552,819 for the six months ended June 30, 1997, an increase of $549,297 or 15.5%. Investment portfolio income was $626,407 for the six months ended June 30, 1998, compared to $631,991, a decrease of $5,584 or
 .9%. This decrease in revenue is primarily the result of a decline in the investment portfolio yield. Other interest income increased $236,020 or 151.4% to $391,935 for the six months ended June 30, 1998, compared to $155,915 for the six months ended June 30, 1997. This increase in revenue is attributed to the increase in average federal funds sold to approximately $14,437,000 for the six months ended June 30, 1998, from approximately $5,855,000 for the six months ended June 30, 1997.

Total interest expense increased $361,594 or 26.3% to $1,738,028 for the six months ended June 30, 1998, from $1,376,434 for six months ended June 30, 1997. The increase is primarily due to the increase in average interest bearing deposits to approximately $81,389,000 for the six months ended June 30, 1998, from approximately $68,119,000 for the six months ended June 30, 1997. Interest on deposits for the six months ended June 30, 1998, was $1,618,752 compared to $1,303,112 for the six months ended June 30, 1997, an increase of $315,640 or 24.2%. Interest on short-term borrowings increased $45,954 or 62.7% to $119,276 for the six months ended June 30, 1998, from $73,322 for the six months ended June 30, 1997. Short-term borrowings consist of demand notes to the U.S. Treasury and securities sold under agreements to repurchase.

PROVISION FOR LOAN LOSSES
During the six months ended June 30, 1998, $30,000 was charged to the provision for loan losses compared to $105,000 for the six months ended June 30, 1997. At June 30, 1998, the allowance for loan losses was $1,227,269 or 1.48% of total average loans for the first six months of 1998. This compares to an allowance of $1,113,514 or 1.51% of total average loans for the first six months of 1997. During the six months ended June 30, 1998, the Bank incurred five charge offs totaling $21,836 as compared to four charge offs totaling $35,445 for the same period ended June 30, 1997. Nine recoveries totaling $8,577 occurred during the six months ended June 30, 1998, as compared to five recoveries totaling $2,743 for the six months ended June 30, 1997.

OTHER INCOME
Other income for the six months ended June 30, 1998, increased $144,746 or 264.4% to $409,237 from $264,491 for the six months ended June 30, 1997. The increase is primarily due to a significant increase in mortgage loan premiums. Service charges, fees and commissions was $401,380 for the six months ended June 30, 1998, compared to $270,909 for the six months ended June 30, 1997, an increase of $130,471 or 48.2%. The increase is primarily the result of the increase in total deposits resulting in additional service charges and fees. Other non-interest income reflects a $2,269 decrease for the six months ended June 30, 1998, to $7,857 from $10,126.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $567,133 or 28.9% to $2,527,062 for the six months ended June 30, 1998, from $1,959,929 for the six months ended June 30, 1997. Salaries and employee benefits increased $246,177 or 23.1% to $1,309,712 for the period ended June 30, 1998, from $1,063,535 for the six months ended June 30, 1997. This increase is primarily attributed to annual merit raises given to the employees and the addition of employees to staff the new West Ashley office. Net occupancy expense increased $63,296 or 14.6% to $495,420 for the six months ended June 30, 1998, from $432,124 for the six months ended June 30, 1997. This increase is primarily due to the addition of a branch bank and operations center in the West Ashley community which opened during the first quarter of 1998 and increased depreciation expense due to the new imaging equipment and the upgrade of the bank's hardware and software. Other operating expenses increased $257,660 or 55.5% to $721,930 for the six months ended June 30, 1998, from $464,270 for the period ending June 30, 1997. This increase is due to discount fees paid on mortgage loans increasing from $42,260 during the six months ended June 30, 1997, to $120,285 for the six months ended June 30, 1998. This is the result of a significant increase in mortgage loans made by the Bank during the comparable reporting periods. Advertising and customer relations increased due to the opening of a new bank office and operations center during 1998, legal fees increased due to pending litigation and supplies and printed forms cost increased due to supplying the new offices.

LIQUIDITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company's primary liquid assets accounted for 40.43% and 30.77% of average assets at June 30, 1998, and 1997, respectively. Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company's core deposits accounted for 93.34% and 87.74% of average earning assets at June 30, 1998, and 1997, respectively. The Company closely monitors its reliance on certificates on deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At June 30, 1998 and 1997, the Bank's liquidity ratio was 36.96% and 24.75%, respectively.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering, the retention of earnings less dividends paid and the exercising of stock options in April of 1995, of $124,000, the exercising of stock options in March of 1996, of $124,000, the exercising of stock options in January of 1997 of $124,000 and the exercising of stock options in March of 1998 of $124,000 for a total shareholders' equity at June 30, 1998, of $16,112,033. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at June 30, 1998, for the Bank is 18.04% and at June 30, 1997, was 18.95%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing. The Bank had capital expenditures during the second quarter of 1998 of approximately $1,334,000 representing the construction cost and furnishings of its new West Ashley office and approximately $839,000 representing the cost of upgrading personal computers and a new check processing and check imaging system.

YEAR 2000

The Company recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. The Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement on May 5, 1997, outlining five phases for institutions to effectively manage the Year 2000 challenge. The phases were awareness, assessment, renovation, validation and implementation. The FFIEC encouraged institutions to have all critical applications identified and priorities set by September 30, 1997, and to have renovation work largely completed and testing well underway by December 31, 1998. The Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures due to processing errors arising from calculations using the year 2000 date. The Company has an internal task force assigned to this project and the Board of Directors and management of the Company have established year 2000 compliance as a strategic initiative. The Company is entering into the testing phase of the project. While the Company believes that it has available resources to assure year 2000 compliance, it is to some extent dependent on vendor cooperation.

The Company is presently communicating with its vendors and major borrowers and has conducted due diligence inquiries concerning Year 2000 readiness and is making plans to conduct appropriate tests of internal and external systems and their interdependence. The Company expects to have completed programming changes and have testing well underway by December 31, 1998. The Company anticipates that its major investment in technology of approximately $850,000 in the first and second quarters of 1998 will address most potential Year 2000 issues. The Company has not yet determined the total cost of Year 2000 compliance.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.1 Financial Data Schedule for the six months ended June 30, 1997.

              27.2 Financial Data Schedule for the six months ended June 30, 1998.

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BANK OF SOUTH CAROLINA CORPORATION

August 12, 1998

                                    BY:  /s/ Hugh C. Lane, Jr.
                                               President



                                    BY:  /s/ William L. Hiott, Jr.
                                             Executive Vice President & Cashier