Form 10QSB
period 1998-09-30
BANK OF SOUTH CAROLINA CORP
filed 1998-11-16
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                               September 30, 1998
                                                             ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                        Commission file number: 0-27702

                       Bank of South Carolina Corporation
                       -----------------------------------
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

                                 (843) 724-1500
                                 --------------
                          (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No
                                -----     -----

As of November 12, 1998, there were 2,605,597 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                             Yes        No  X
                                -----     -----

                               Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                             Report on Form 10-QSB
                             for three months ended
                               September 30, 1998


                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets - September 30, 1998
       and December 31, 1997...........................................................3
     Consolidated Statements of Operations - Three months
       ended September 30, 1998 and 1997 ..............................................4
     Consolidated Statements of Operations - Nine months
        ended September 30, 1998 and 1997..............................................5
     Consolidated Statements of Changes in Shareholders'
       Equity - Nine months ended September 30, 1998 and 1997..........................6
     Consolidated Statements of Cash Flows - Nine months
       ended September 30, 1998 and 1997 ..............................................7
     Notes to Consolidated Financial Statements........................................8 - 9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................................9 - 12
         Liquidity....................................................................12 - 13
         Capital Resources............................................................13
         Year 2000....................................................................13 - 14
         Accounting and Reporting Changes.............................................14
         Effect of Inflation and Changing Prices......................................14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................15
Item 2.  Changes in Securities........................................................15
Item 3.  Default Upon Senior Securities...............................................15
Item 4.  Submission of Matters to a Vote of Security Holders..........................15
Item 5.  Other Information............................................................15
Item 6.  Exhibits and Reports on Form 8-K.............................................15

Signatures............................................................................16

                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


Assets:                                                September 30, 1998    December 31, 1997
                                                       ------------------    -----------------
     Cash and due from banks                                 $  9,046,268        $  6,410,838
     Interest bearing deposits in other banks                       6,645               6,421
     Federal funds sold and resale agreements                  24,775,000          15,600,000
     Investment securities available for sale                  20,638,761          19,483,167
     Loans                                                     83,297,890          79,965,957
         Allowance for loan losses                             (1,233,662)         (1,210,528)
                                                             ------------        ------------
     Net loans                                                 82,064,228          78,755,429
     Premises, equipment, leasehold improvements
        and construction costs, net                             4,114,342           2,613,293
     Other assets                                               1,083,204           1,608,875
                                                             ------------        ------------

Total assets                                                 $141,728,448        $124,478,023
                                                             ============        ============

Liabilities and shareholders' equity:
     Deposits:
         Non-interest bearing demand                         $ 29,365,219        $ 27,757,108
         Interest bearing demand                               22,797,407          20,336,818
         Money market accounts                                 24,220,338          21,761,624
         Certificates of deposit $100,000 and over             18,790,716          14,895,786
         Other time deposits                                   19,710,102          15,663,178
         Other savings deposits                                 5,711,088           4,054,559
                                                             ------------        ------------
            Total deposits                                    120,594,870         104,469,073

     Short-term borrowings                                      3,746,187           3,787,996
     Other liabilities                                            909,376             699,607
                                                             ------------        ------------
         Total liabilities                                    125,250,433         108,956,676
                                                             ------------        ------------

     Common Stock - No par value;
         6,000,000 shares authorized;
         Issued and outstanding 2,605,597 shares
         at September 30, 1998, and 2,575,589 shares
         at December 31, 1997                                          --                  --
     Additional paid in capital                                12,330,882          12,206,882
     Retained earnings                                          4,491,896           3,738,498
     Accumulated other comprehensive
        income, net of income taxes                               205,923             126,653
     Treasury stock; 77,000 shares at September
         30, 1998, and December 31, 1997                         (550,686)           (550,686)
                                                             ------------        ------------
         Total shareholders' equity                            16,478,015          15,521,347
                                                             ------------        ------------

Total liabilities and shareholders' equity                   $141,728,448        $124,478,023
                                                             ============        ============


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                       Quarter Ended
                                                          September 30, 1998  September 30, 1997
                                                          ------------------  ------------------
Interest and fee income
     Interest and fees on loans                                  $2,049,120           $1,870,884
     Interest and dividends on investment securities                311,563              317,500
     Other interest income                                          429,565              176,877
                                                                 ----------           ----------
         Total interest and fee income                            2,790,248            2,365,261
                                                                 ----------           ----------

Interest expense
     Interest on deposits                                           980,879              704,460
     Interest on short-term borrowings                               59,919               61,214
                                                                 ----------           ----------
         Total interest expense                                   1,040,798              765,674
                                                                 ----------           ----------

     Net interest income                                          1,749,450            1,599,587
         Provision for loan losses                                   15,000               52,500
                                                                 ----------           ----------
     Net interest income after provision for loan losses          1,734,450            1,547,087
                                                                 ----------           ----------


Other income
     Service charges, fees and commissions                          215,552              163,451
     Other non-interest income                                        6,733                8,040
                                                                 ----------           ----------
         Total other income                                         222,285              171,491
                                                                 ----------           ----------


Other expense
     Salaries and employee benefits                                 631,503              556,851
     Net occupancy expense of premises                              271,475              219,385
     Other operating expenses                                       370,418              260,937
                                                                 ----------           ----------
         Total other expense                                      1,273,396            1,037,173
                                                                 ----------           ----------


Income before income tax expense                                    683,339              681,405
     Income tax expense                                             239,012              253,000
                                                                 ----------           ----------
Net income                                                       $  444,327           $  428,405
                                                                 ==========           ==========

Basic earnings per share                                         $      .17           $      .17
                                                                 ==========           ==========
Diluted earnings per share                                       $      .17           $      .17
                                                                 ==========           ==========
Dividends per common share                                       $      .07           $      .05
                                                                 ==========           ==========

Weighted average shares outstanding                               2,605,597            2,341,514


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                Nine Months Ended
                                                                  September 30, 1998        September 30, 1997
                                                                  ------------------        ------------------
Interest and fee income
     Interest and fees on loans                                           $6,151,237               $5,423,703
     Interest and dividends on investment securities                         937,970                  949,492
     Other interest income                                                   821,500                  332,792
                                                                          ----------               ----------
         Total interest and fee income                                     7,910,707                6,705,987
                                                                          ----------               ----------

Interest expense
     Interest on deposits                                                  2,599,631                2,007,573
     Interest on short-term borrowings                                       179,195                  134,536
                                                                          ----------               ----------
         Total interest expense                                            2,778,826                2,142,109
                                                                          ----------               ----------

     Net interest income                                                   5,131,881                4,563,878
         Provision for loan losses                                            45,000                  157,500
                                                                          ----------               ----------
     Net interest income after provision for loan losses                   5,086,881                4,406,378
                                                                          ----------               ----------


Other income
     Service charges, fees and commissions                                   616,932                  434,360
     Loss on securities                                                           --                  (16,544)
     Other non-interest income                                                14,590                   18,166
                                                                          ----------               ----------
         Total other income                                                  631,522                  435,982
                                                                          ----------               ----------


Other expense
     Salaries and employee benefits                                        1,941,215                1,620,386
     Net occupancy expense of premises                                       766,894                  651,508
     Other operating expenses                                              1,092,349                  725,208
                                                                          ----------               ----------
         Total other expense                                               3,800,458                2,997,102
                                                                          ----------               ----------


Income before income tax expense                                           1,917,945                1,845,258
     Income tax expense                                                      682,234                  688,000
                                                                          ----------               ----------
Net income                                                                $1,235,711               $1,157,258
                                                                          ==========               ==========

Basic earnings per share                                                  $      .48               $      .45
                                                                          ==========               ==========
Diluted earnings per share                                                $      .48               $      .45
                                                                          ==========               ==========
Dividends per common share                                                $      .18               $      .37
                                                                          ==========               ==========

Weighted average shares outstanding                                        2,597,061                2,573,138


         See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                                                  Accumulated Other
                                                 Common     Additional     Retained    Treasury     Comprehensive
                                                 Stock    Paid In Capital  Earnings     Stock          Income          Total
                                                 -----------------------------------------------------------------------------

Balance,
December 31, 1996                                $  --      $12,082,882   $3,252,807  $(550,686)      $108,810      14,893,813

Comprehensive income

   Net income                                       --               --    1,157,258         --             --       1,157,258

Net unrealized losses on securities
   (net of tax effect of $5,938)                    --               --           --         --         10,110          10,110
                                                                                                                    ----------

Comprehensive income                                --               --           --         --             --       1,167,368
                                                                                                                    ----------

Shares issued for the
exercise of stock options                           --          124,000           --         --             --         124,000

Cash dividends                                      --               --     (983,437)        --             --        (983,437)
                                                 -----      -----------   ----------  ---------       --------     -----------

Balance,
September 30, 1997                               $  --      $12,206,882   $3,426,628  $(550,686)      $118,920     $15,201,744
                                                 =====      ===========   ==========  =========       ========     ===========

Balance,
December 31, 1997                                $  --      $12,206,882   $3,738,498  $(550,686)      $126,653     $15,521,347

Comprehensive income

  Net income                                        --               --    1,235,711         --             --       1,235,711

Net unrealized losses on securities
   (net of tax effect of $46,555)                   --               --           --         --         79,270          79,270
                                                                                                                   -----------

Comprehensive income                                --               --           --         --             --       1,314,981
                                                                                                                   -----------

Shares issued for the
exercise of stock options                           --          124,000           --         --             --         124,000

Cash dividends                                      --               --     (482,313)        --             --        (482,313)
                                                 -----      -----------   ----------  ---------       --------     -----------

Balance,
September 30, 1998                               $  --      $12,330,882   $4,491,896  $(550,686)      $205,923     $16,478,015
                                                 =====      ===========   ==========  =========       ========     ===========


         See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                  Nine Months Ended September 30,
                                                                                     1998                1997
                                                                                --------------------------------
Cash flows from operating activities:
     Net income                                                                 $  1,235,711        $  1,157,258
     Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
         Depreciation                                                                253,088             158,918
         Net accretion of unearned discounts on investments                          (11,305)             (5,722)
         Amortization of organizational costs                                          5,584               5,584
         Loss on sale of investments                                                      --              16,544
         (Increase) decrease in receivables and other assets                         473,531            (212,078)
         Provision for loan losses                                                    45,000             157,500
         Increase (decrease) in other liabilities                                    209,769              54,520
                                                                                ------------        ------------
Net cash provided by operating activities                                          2,211,378           1,332,524
                                                                                ------------        ------------

Cash flows from investing activities:
     Proceeds from the sale of investments                                                --           1,981,875
     Proceeds from the maturity of investments                                     3,193,881           2,013,881
     Purchase of investment securities                                            (4,212,344)         (5,228,750)
     Net increase in loans                                                        (3,353,799)         (2,156,615)
     Purchase of premises, equipment, leasehold
         improvements and construction costs                                      (1,754,137)           (962,912)
                                                                                ------------        ------------
Net cash used in investing activities                                             (6,126,399)         (4,352,521)
                                                                                ------------        ------------

Cash flows from financing activities:
     Net increase in deposit accounts                                             16,125,797          17,129,618
     Net decrease in short-term borrowings                                           (41,809)          3,310,626
     Exercise of stock options                                                       124,000             124,000
     Dividends                                                                      (482,313)           (983,437)
                                                                                ------------        ------------
Net cash provided by financing activities                                         15,725,675          19,580,807
                                                                                ------------        ------------

Net increase in cash and cash equivalents                                         14,168,466          16,560,810
Cash and cash equivalents, beginning of period                                    22,017,259          10,661,529
                                                                                ------------        ------------

Cash and cash equivalents, end of period                                        $ 33,827,913        $ 27,222,339
                                                                                ============        ============

Supplemental disclosure of cash flow data:
     Cash paid during the year for:
         Interest                                                               $ 28,452,888        $  2,063,915
         Income taxes                                                                620,776             744,590


         See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 1:  BASIS OF PRESENTATION
Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows as of those dates of the Company and the Bank, respectively. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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

The amortized cost of U.S. Treasury Securities held by the Company at September 30, 1998, and classified as "Available for Sale" is $20,311,900. The aggregate fair value of securities "Available for Sale" on the basis of market quotations as of September 30, 1998, is $20,638,761. The unrealized gain as of September 30, 1998, on such securities is $326,861.

The amortized cost of U.S. Treasury Securities held by the Company at December 31, 1997, and classified as "Available for Sale" was $19,282,130. The aggregate fair value of securities "Available for Sale" on the basis of market quotations as of December 31, 1997, was $19,483,167. The unrealized gain as of December 31, 1997, on such securities was $201,037.

NOTE 4:  SHAREHOLDERS' EQUITY
The Board of Directors approved a ten percent (10%) common stock dividend to shareholders of record April 30, 1998, effective May 15, 1998. All share and per share data have been retroactively restated to reflect the 10% common stock dividend. A regular quarterly cash dividend of $.06 per share (before the 10% stock dividend) was approved for shareholders of record March 31, 1998, payable April 30,

1998, a regular quarterly cash dividend of $.06 per share was approved for shareholders of record June 30, 1998, payable July 31, 1998 and a regular quarterly cash dividend of $.07 per share was approved for shareholders of record September 30, 1998, payable October 30, 1998.

NOTE 5:  COMPREHENSIVE INCOME
Effective March 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Companies are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other accumulated comprehensive income separately in the equity section of a statement of financial position. The Company adopted the Statement of Changes in Equity approach to disclosing changes in accumulated comprehensive income.

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

For the first nine months of 1998, the Company reported net income of $1,235,711 or basic and diluted earnings per share of $.48, an increase of $78,453 or 6.78% compared to net income for the first nine months of 1997 of $1,157,258 or basic and diluted earnings per share of $.45. Total assets for the period increased $17,250,425 or 13.86% from December 31, 1997, to September 30, 1998.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998, TO THREE MONTHS ENDED SEPTEMBER 30, 1997

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income increased $15,922 or 3.72% to $444,327 for the three months ended September 30, 1998, from $428,405 for the three months ended September 30, 1997.

NET INTEREST INCOME

Net interest income increased $149,863 or 9.37% to $1,749,450 for the three months ended September 30, 1998, from $1,599,587 for the three months ended September 30, 1997. Total interest and fee income increased $424,987 or 17.97% for the three months ended September 30, 1998, to $2,790,248 from $2,365,261 for the three months ended September 30, 1997. The increase in interest and fee income is the result of an increase in average loans of approximately $8,000,000 for the three months ended September 30, 1998, compared to the three months ended September 30, 1997, and an increase in federal funds sold of $6,625,000 or 36.50% to $24,775,000 at September 30, 1998, as compared to
$18,150,000 at September 30, 1997.

Investment portfolio income decreased $5,937 or 1.87% to $311,563 for the period ended September 30, 1998, as compared to $317,500 for the three months ended September 30, 1997. This decrease in revenue is primarily a result of a declining yield in the investment portfolio. Other interest income increased $252,688 or 142.86% to $429,565 for the three months ended September 30, 1998, from $176,877 for the three months ended September 30, 1997. This increase in revenue is attributed to the increase in average federal funds sold to approximately $31,000,000 for the three months ended September 30, 1998, from approximately $17,000,000 for the three months ended September 30, 1997.

Total interest expense increased $275,124 or 35.93% to $1,040,798 for the three months ended September 30, 1998, from $765,674 for three months ended September 30, 1997. The increase is primarily due to the increase in average interest bearing deposits to approximately $95,890,000 for the three months ended September 30, 1998, from approximately $74,500,000 for the three months ended September 30, 1997. Interest on deposits for the three months ended September 30, 1998, was $980,879 compared to $704,460 for the three months ended September 30, 1997, an increase of $276,419 or 39.24%. Interest on short-term borrowings decreased $1,295 or 2.12% to $59,919 for the period ended September 30, 1998, from $61,214 for the three months ended September 30, 1997. Short-term borrowings consist of demand notes to the U.S. Treasury and securities sold under agreements to repurchase.

PROVISION FOR LOAN LOSSES

The provision to the allowance for loan losses is based on management's and the Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

During the quarter ended September 30, 1998, $15,000 was charged to the provision for loan losses compared to $52,500 for the quarter ended September 30, 1997. The allowance for loan losses was $1,233,662 or 1.49% of total average loans for the three months ended September 30, 1998. This compares to an allowance of $1,161,830 or 1.57% of total average loans for the three months ended September 30, 1997. During the quarter ended September 30, 1998, the Bank incurred one charge off totaling $9,200 as compared to two charge offs totaling $4,185 for the same period ended September 30, 1997. There were six loans on non-accrual status at September 30, 1998, for $464,457 as compared to seven loans on non-accrual status totaling $682,655 at September 30, 1997. Loans past due over 30 days totaled $1,502,984 or 1.8% of total loans at September 30, 1998, compared to $561,112 or .8% of total loans at September 30, 1997, and no loans past due 90 days or more at September 30, 1998, which were not already placed on non-accrual status compared to four loans for $285,020 or .4% of total loans at September 30, 1997. Four recoveries totaling $593 occurred during the three months ended September 30, 1998, as compared to no recoveries for the three months ended September 30, 1997. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. The allowance for loan losses at September 30, 1998, in management's opinion, is adequate for future losses that may occur in the loan portfolio.

OTHER INCOME

Other income for the three months ended September 30, 1998, increased $50,794 or 29.62% to $222,285 from $171,491 for the three months ended September 30, 1997. Service charges, fees and commissions was $215,552 for the three months ended September 30, 1998, compared to $163,451 for the three months ended September 30, 1997, an increase of $52,101 or 31.88%. The increase is primarily the result of an increase in total deposits resulting in additional service charges and fees and additional income generated by the mortgage department.

GENERAL AND ADMINISTRATIVE EXPENSES

Bank overhead increased $236,223 or 22.78% to $1,273,396 for the three months ended September 30, 1998, from $1,037,173 for the three months ended September 30, 1997. Salaries and employee benefits increased $74,652 or 13.41% to $631,503 for the period ended September 30, 1998, from $556,851 for the three month period ended September 30, 1997. This increase is primarily attributed to annual merit raises given to the employees and the addition of employees to staff the new West Ashley office. Net occupancy expense increased $52,090 or 23.74% to $271,475 for the three months ended September 30, 1998, from $219,385 for the three months ended September 30, 1997. This increase is primarily due to the addition of a branch bank and operations center in the West Ashley community which opened during the first quarter of 1998 and increased depreciation expense due to the new imaging equipment and the upgrade of the bank's check processing and information systems. Other operating expenses increased $109,481 or 41.96% to $370,418 for the period ending September 30, 1998, from $260,937 for the period ending September 30, 1997. This increase is in part the result of increased mortgage loan volume, which resulted in an increase in discount fees paid and additional costs associated with a new office.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998, TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net income increased $78,453 or 6.78% to $1,235,711 for the nine months ended September 30, 1998, from $1,157,258 for the nine months ended September 30, 1997. The increase is primarily due to a higher volume of earning assets during the comparable periods.

NET INTEREST INCOME

Net interest income increased $568,003 or 12.45% to $5,131,881 for the nine months ended September 30, 1998, from $4,563,878 for the nine months ended September 30, 1997. Total interest and fee income increased $1,204,720 or 17.96% for the nine months ended September 30, 1998, to $7,910,707 from $6,705,987 for the nine months ended September 30, 1997. The increase in interest and fee income is the result of loan growth for the comparable periods and an increase in average federal funds sold of approximately $11,800,000 for the nine months ended September 30, 1998, the nine months ended September 30, 1997.

Loans averaged for the nine months ended September 30, 1998, approximately $82,790,000 compared to average loans of approximately $74,600,000 for the nine months ended September 30, 1997, producing interest and fee income of $6,151,237 for the nine months ended September 30, 1998, compared to $5,423,703 for the nine months ended September 30, 1997, an increase of $727,534 or 13.41%. Investment portfolio income was $937,970 for the nine months ended September 30, 1998, compared to $949,492, a decrease of $11,522 or 1.21%. This decrease in revenue is primarily the result of a decline in the investment portfolio yield. Other interest income increased $488,708 or 146.85% to $821,500 for the nine months ended September 30, 1998, compared to $332,792 for the nine months ended September 30, 1997. This increase in revenue is attributed to the increase in average federal funds sold.

Total interest expense increased $636,717 or 29.72% to $2,778,826 for the nine months ended September 30, 1998, from $2,142,109 for nine months ended September 30, 1997. The increase is primarily due to the increase in average interest bearing deposits to approximately $86,222,000 for the nine months ended September 30, 1998, from approximately $69,500,000 for the nine months ended September 30, 1997. Interest on deposits for the nine months ended September 30, 1998, was $2,599,631 compared to $2,007,573 for the nine months ended September 30, 1997, an increase of $592,058 or 29.49%. Interest on short-term borrowings increased $44,659 or 33.19% to $179,195 for the nine months ended September 30, 1998, from $134,536 for the nine months ended September 30, 1997. Short-term borrowings consist of demand notes to the U.S. Treasury and securities sold under agreements to repurchase.

PROVISION FOR LOAN LOSSES

During the nine months ended September 30, 1998, $45,000 was charged to the provision for loan losses compared to $157,500 for the nine months ended September 30, 1997. During the nine months ended September 30, 1998, the Bank incurred six charge offs totaling $31,036 as compared to six charge offs totaling $39,630 for the same period ended September 30, 1997. Thirteen recoveries totaling $9,170 occurred during the nine months ended September 30, 1998, as compared to five recoveries totaling $2,743 for the nine months ended September 30, 1997.

OTHER INCOME

Other income for the nine months ended September 30, 1998, increased $195,540 or 44.85% to $631,522 from $135,982 for the nine months ended September 30, 1997. Service charges, fees and commissions was $616,932 for the nine months ended September 30, 1998, compared to $434,360 for the nine months ended September 30, 1997, an increase of $182,572 or 42.03%. The increase is primarily the result of the increase in total deposits resulting in additional service charges and fees and additional income generated by the mortgage department. Other non-interest income reflects a $3,576 decrease for the nine months ended September 30, 1998, to $14,590 from $18,166.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $803,356 or 26.80% to $3,800,458 for the nine months ended September 30, 1998, from $2,997,102 for the nine months ended September 30, 1997. Salaries and employee benefits increased $320,829 or 19.80% to $1,941,215 for the period ended September 30, 1998, from $1,620,386 for the nine months ended September 30, 1997. This increase is primarily attributed to annual merit raises given to the employees and the addition of employees to staff the new West Ashley office. Net occupancy expense increased $115,386 or 17.71% to $766,894 for the nine months ended September 30, 1998, from $651,508 for the nine months ended September 30, 1997. This increase is primarily due to the addition of a branch bank and operations center in the West Ashley community which opened during the first quarter of 1998 and increased depreciation expense due to the new imaging equipment and the upgrade of the bank's check processing and information systems. Other operating expenses increased $367,141 or 50.63% to $1,092,349 for the nine months ended September 30, 1998, from $725,208 for the period ending September 30, 1997. This is the result of an increase in mortgage loans made by the Bank during the comparable reporting periods, which subsequently increased discount fees paid on mortgage loans. Advertising and customer relations increased due to the opening of a new bank office and operations center during 1998, and supplies and printed forms cost also increased due to supplying the new offices.

LIQUIDITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company's primary liquid assets accounted for 37.59% and 39.98% of average assets at September 30, 1998 and 1997, respectively. Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company's core deposits accounted for 90.16% and 90.71% of average earning assets at September 30, 1998 and 1997, respectively. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At September 30, 1998 and 1997, the Bank's liquidity ratio was 34.53% and 36.12%, respectively.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering, the retention of earnings less dividends paid and the exercising of stock options in April of 1995, of $124,000, the exercising of stock options in March of 1996, of $124,000, the exercising of stock options in January of 1997 of $124,000 and the exercising of stock options in March of 1998 of $124,000 for a total shareholders' equity at September 30, 1998, of $16,478,015. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at September 30, 1998 and 1997 was 16.89% and 18.24%, respectively. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing. The Bank had capital expenditures during the second quarter of 1998 of approximately $1,334,000 representing the construction cost and furnishings of its new West Ashley office and approximately $839,000 representing the cost of upgrading personal computers and a new check processing and check imaging system.

YEAR 2000

The following disclosure contains forward-looking statements which involve risks and uncertainties. The actual impact of the Year 2000 issue on the Bank could materially differ from that which is anticipated in these forward-looking statements because of certain factors identified below.

THE COMPANY'S STATE OF READINESS

The Company's management and Board of Directors are aware of the issues presented by the Year 2000 century change and the serious consequences it could have on the Company and its customers. The problem lies in the fact that some computer systems store dates in two-digit format (98) instead of four-digit format (1998). On January 1, 2000, it is possible that some computer systems will be unable to distinguish between the year 1900 and the year 2000. If not corrected, this could cause system failure, miscalculations and disruption of normal business operations, such as the temporary inability to process transactions, send bank statements or engage in every day business activities.

The Company has developed a Year 2000 Management Plan following the five phases recommended by the Federal Financial Institutions Examination Council (FFIEC) which are awareness, assessment, renovation, validation and implementation. A Year 2000 Team has been formed to implement the Management Plan with the full support of management and the Board of Directors.

In the first and second quarters of 1998, the Company made a substantial investment in technology, replacing all computers and processing systems, hardware and software. The Company's processing firm, FiServ Atlanta, recently completed the first phase of Year 2000 testing which included proxy bank testing of the ITI application software (which is the software used by the Bank) for ten of its clients. Our Bank was chosen as one of the ten to participate in the test. The results of the test were conclusive that the ITI application software and the Item Processing Software are Year 2000 compliant.

We have inventoried all hardware, software, third party vendors and environmental systems. All mission critical systems, vendors and customers have been identified. We are in the process of developing contingency plans in the event that any of these parties are not ready in time. For our internal systems, we have completed the assessment phase and have upgraded where needed. We have communicated with all third party vendors that the Bank relies on to assess their progress and we are monitoring their efforts. We have developed a Year 2000 Testing Plan and Strategy and intend to have all mission critical systems tested and validated by December 31, 1998. We plan to have all other testing completed by June 30, 1999.

RISKS OF YEAR 2000 ISSUES

All borrowers with credit of $250,000 or more have been contacted in order for the Bank to assess their Year 2000 readiness. Evaluations have been completed on all loans of $250,000 or more which could pose the greatest risk to the Bank. To date, we have not identified any material credit risk. Going forward, lenders will discuss Year 2000 issues with borrowers as new credit is extended or when maturing notes are renewed. Our largest deposit customers have also been contacted to determine their state of readiness. We have determined that all our largest deposit customers are ready for Year 2000 and pose no liquidity risk to the Bank. Additional evaluations will be performed on an ongoing basis.

Reasonable worst-case Year 2000 scenarios could include the failure of a vendor or third party provider, which is beyond the Bank's control, the inability of the Bank to provide consistent daily processing of information for our customers or the failure of any of the Bank's loan customers.

Possible impacts on the Bank could include a substantial loss of customers and the loss of the related revenue on these relationships, as well as possible loan losses resulting from customers being unable to repay their loans on a timely basis.

COSTS TO ADDRESS YEAR 2000 ISSUES

Since the Company's primary systems are Year 2000 compliant, estimated costs directly related to Year 2000 issues will not have a material effect on the performance of the Bank. No direct costs have been expensed as of this date. There are indirect costs related to the significant amount of time being spent by existing personnel for the development of test plans, test scripts and for actual testing. Most of this time is spent as part of these employees' normal job responsibilities with no additional direct costs incurred.

Costs incurred which are related to planning, testing and validation will be expensed as incurred. The financial impact to the Company of Year 2000 compliance has not been and is not anticipated to be material to the Company's financial position or its results of operations; however, there can be no guarantee that actual results will not differ materially from today's plan.

CONTINGENCY PLANS

The Company has not yet developed contingency plans specifically for problems arising due to the Year 2000; however, the Company has in place a comprehensive set of disaster recovery plans which includes every department of the Bank. This plan gives step-by-step details on how to function if normal resources were not available. The Year 2000 Team will review the disaster recovery plan during the fourth quarter of 1998 and make changes as needed.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27-1   Financial Data Schedule for September 30, 1998
Exhibit 27-2   Financial Data Schedule for September 30, 1997 (restated)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BANK OF SOUTH CAROLINA CORPORATION

November 12, 1998
                                    BY: /s/ Hugh C. Lane, Jr.
                                            President



                                    BY: /s/ William L. Hiott, Jr.
                                            Executive Vice President & Cashier