Form 10KSB
period 1998-12-31
BANK OF SOUTH CAROLINA CORP
filed 1999-03-29
CIK 1007273

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from __________ to __________

Commission file number: 0-27702
                        -------

                       BANK OF SOUTH CAROLINA CORPORATION
                       ----------------------------------
                 (Name of small business issuer in its charter)

       South Carolina                                           57-1021355
------------------------------                            ----------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                            Identification Number)

256 Meeting Street, Charleston, SC                                 29401
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:  (803) 724-1500
                            --------------

Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to be best of the registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB.

Not applicable

Issuer's revenues for its most recent fiscal year: $10,593,431

Aggregate market value of the voting stock held by non-affiliates:  $25,237,088

As of March 16, 1999, the Registrant has outstanding 2,605,597 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

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

                                                       PART II

   Item 5.   Market for the Company's Common Stock and Related Matters.......................................6
   Item 6.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................................7
   Item 7.   Financial Statements and Supplementary Data....................................................19
   Item 8.   Changes In and Disagreements With Accountants on Accounting and
             Financial Matters..............................................................................37

                                                      PART III

   Item 9.   Directors and Executive Officers of the Registrant.............................................37
  Item 10.   Compensation of Directors and Executive Officers...............................................39
  Item 11.   Security Ownership of Certain Beneficial Owners and Management.................................42
  Item 12.   Certain Relationships and Related Transactions.................................................45

                                                       PART IV

  Item 13.   Exhibits, Financial Statements and Reports on Form 8-K.........................................46

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

Lending services include a full range of commercial, personal and mortgage loans. The Bank's primary focus is on business lending. The types of commercial loans that are available include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment. The Bank does not emphasize real estate lending for land acquisition, land development or open-end construction loans. The types of personal loans that are available include secured and unsecured loans for such purposes as financing automobiles, home improvements, education and personal investments. In the fourth quarter of 1993, a residential mortgage lending department was opened with mortgage loans being provided through correspondent relationships. The Bank originates, processes and closes the loan and sells (each individually) to a correspondent.

The Bank offers credit cards (through correspondent banking services) including MasterCard (TM) and Visa (TM) along with a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. Other services offered, but not limited to, include safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the Visa Debit Card Program. This service is called "Check Card" by the Bank and also offers purchases by the cardholder where Visa cards are accepted worldwide using a direct charge to their checking account. The Bank operates a courier service as part of its deposit services for commercial customers and provides a safekeeping brokerage service through one of its correspondent banks. All banking services are available through four banking house locations, 256 Meeting Street, Charleston, SC, 100 N. Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC, and 2027 Sam Rittenberg Boulevard, Charleston, SC. A complete listing of the Bank's services may be referenced in its Annual Report on page 48.

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

The Company was authorized by its Board of Directors at its December 1995, board meeting to repurchase up to 77,000 shares of its common stock on the open market from time to time. As of this date 77,000 shares have been repurchased by the Company.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment had no material effect on the capital expenditures, earnings and competitive position of the Bank in the fiscal year ended December 31, 1998.

By year end 1998, the Bank employed 63 people, 5 of whom are part time employees, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.

The business of the Bank is not considered to be seasonal nor is the Bank's business dependent on any one industry.

In the Bank's primary service area, there are 11 commercial banks, of which two are considered to have their headquarters in the Bank's service area. Of the 11 commercial banks, two have a large share of the market. These two are Wachovia Bank of North Carolina, N.A. and NationsBank. In addition, there are three savings and loan associations and various credit unions with offices in the Tri-County Area. The Bank encounters strong competition from these financial institutions as well as consumer and commercial finance companies, insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust and international banking services, which the Bank is not providing. The Bank does, however, provide a means for clearing international checks and drafts through a third party or correspondent bank.

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

On June 30, 1995, the Bank was successful in renegotiating its 256 Meeting Street facilities lease for one hundred forty (140) months with two additional ten year terms. Base rent will be $26,432 monthly payable in advance for the first twenty (20) months and the remaining one hundred twenty (120) months of the term (which began March 1, 1997) and any of the two (2) extensions of the original term of $24,801 per month in advance and is adjustable by 4% of the base rent every two years. In addition, the Bank leases adjacent parking facilities at $1,982 per month.

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

In the first quarter of 1997, the Bank purchased one acre of land for approximately $838,000 in order to construct a full service banking office and operations center in the West Ashley community of Charleston. In March, 1998, the two-story, 12,000 square foot facility was completed at a cost of approximately $1,334,000 representing construction costs and furnishings. At this same time, the Bank spent approximately $839,000 to upgrade its computer system and to install a new check processing and check imaging system.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED MATTERS

There were issued and outstanding 2,605,597 shares of the 6,000,000 authorized shares of common stock of the Company at the close of the Company's fiscal year ended December 31, 1998. These outstanding shares were held by approximately 900 shareholders of record on December 31, 1998. The common stock of the Company is traded in the "over-the-counter" (OTC) market by three market making investment banking firms. These firms are The Robinson-Humphrey Company, Inc., Interstate/Johnson Lane, and Sterne, Agee & Leach, Inc. The Company's common stock trades on The Nasdaq Stock Market under the symbol BKSC. According to information supplied by The Nasdaq Stock Market, the range of high and low bid quotations for each quarterly period in the fiscal years 1998, 1997 and 1996 has been as follows:

                                    1998                               1997                               1996
                           HIGH             LOW               HIGH              LOW              HIGH              LOW
                           -------------------------------------------------------------------------------------------

First Quarter              22.73            16.36             12.50             7.95             6.71              5.78
Second Quarter             25.45            20.00             16.82             11.70            7.04              5.99
Third Quarter              18.12            13.75             16.14             14.54            7.39              6.93
Fourth Quarter             17.00            14.75             17.04             13.18            8.07              6.93

The Board of Directors of Bank of South Carolina Corporation declared quarterly dividends in 1998 of $.06 per share to shareholders of record March 31, 1998, payable April 30, 1998, $.06 per share to shareholders of record June 30, 1998, payable July 31, 1998, $.07 per share to shareholders of record September 30, 1998, payable October 30, 1998, and $.07 per share to shareholders of record December 31, 1998, payable January 29, 1999.

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

As of December 31, 1998, there were approximately 900 shareholders of record and shares held by individuals in street name and on March 16, 1999, the market price for the common stock of the Company was $14.75. It is the intent of the Company to continue paying dividends in the future.

Cash dividends, when declared, are paid by the Bank to the Corporation for distribution to shareholders of record of the Corporation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management's discussion and analysis is included to provide the shareholders with an expanded narrative of the Company's results of operations, changes in financial condition, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the audited consolidated financial statements and notes included in this report and the Company's 1998 Annual Report. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                  1998               1997              1996             1995              1994
FOR DECEMBER 31:

Net Income                                     $  1,660,149      $  1,609,618     $  1,388,808     $   1,049,231     $     705,323
Selected Year End Balances
- Total Assets                                  145,019,801       124,478,023      102,835,416        95,248,079        77,176,341
- Total Loans                                    84,140,365        79,965,957       71,660,124        61,986,536        54,471,114
- Investment Securities                          33,759,333        19,483,167       19,231,905        12,505,634        15,955,605
- Federal Funds Sold and Resale Agreements       15,450,000        15,600,000        4,675,000        15,025,000           725,000
- Interest Bearing Deposits in Other Banks            6,666             6,421            6,185             5,957             5,742
- Earning Assets                                133,356,364       115,055,545       95,573,214        89,523,127        71,157,461
- Deposits                                      123,973,308       104,469,073       84,830,237        78,990,344        62,465,429
- Shareholders' Equity                           16,677,533        15,521,347       14,893,813        14,515,232        13,287,736
Weighted Average Shares Outstanding (1)           2,599,212         2,573,775        2,573,914         2,588,219         2,565,200

FOR THE YEAR:

Selected Average Balances
- Total Assets                                  136,981,780       112,413,053       96,379,427        84,596,891        78,107,336
- Total Loans                                    83,106,872        74,682,392       65,468,548        55,870,527        52,079,826
- Investment Securities                          21,399,194        19,517,222       17,614,422        14,564,163        16,742,283
- Federal Funds Sold and Resale Agreements       21,761,014        10,824,383        7,622,131         8,653,014         4,358,411
- Interest Bearing Deposits in Other Banks            6,561             6,309            6,092             5,868             5,668
- Earning Assets                                126,273,641       105,030,306       90,711,193        79,093,572        73,186,188
- Deposits                                      115,225,489        93,055,877       79,671,917        68,974,795        63,427,727
- Shareholders' Equity                           16,203,404        15,005,232       14,656,129        13,852,365        13,169,210

PERFORMANCE RATIOS:

Return on Average Equity                              10.25%            10.73%            9.48%             7.57%             5.36%
Return on Average Assets                               1.21%             1.43%            1.44%             1.24%              .90%
Average Equity to Average Assets                      11.83%            13.35%           15.21%            16.37%            16.86%
Net Interest Margin                                    5.43%             5.92%            6.09%             5.95%             5.39%
Net Charge-offs to Average Loans                        .03%              .05%             .09%              .10%              .29%
Allowance for Loan Losses as a
   Percentage of Total Loans                           1.47%             1.51%            1.45%             1.55%             1.83%

PER SHARE: (1)

Basic Earnings                                $         .64      $        .63      $       .54        $      .41        $      .27
Diluted Earnings                                        .64               .62               .53              .40               .27
Year End Book Value                                    6.40              6.03              5.85             5.59              5.18
Cash Dividends Declared                                 .26               .43               .18              .13               .09
Dividend Payout Ratio                                 40.05%            69.83%            32.93%           30.59%            33.06%

Full Time Employee Equivalents                           60                55                47               39                37




1) On April 17, 1995, The Bank of South Carolina reorganized into Bank of South Carolina Corporation, a one-bank holding company. Each share of common stock of the Bank was exchanged for two shares of common stock of the Corporation. On May 15, 1996, the Company issued a 10% stock dividend. On May 15, 1997, the Company issued a 2 for 1 stock split. On May 15, 1998, the Company issued a 10% stock dividend. All share and per share data have been retroactively restated to reflect these stock splits and stock dividends.

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

                                                                             FOR YEARS ENDED
                                                                                DECEMBER 31,
                                              ---------------------------------------------------------------------------
                                                   1998           1997            1996             1995           1994
                                                   ----           ----            ----             ----           ----
Operating Data:

Interest and fee income                       $10,593,431      $9,160,575      $7,899,225      $7,013,875      $5,513,791
Interest expense                                3,730,741       2,942,024       2,378,414       2,306,545       1,572,987
                                              -----------      ----------      ----------      ----------      ----------
Net interest income                             6,862,690       6,218,551       5,520,811       4,707,330       3,940,804
Provision for loan losses                          55,000         210,000         140,000          20,000         105,000
                                              -----------      ----------      ----------      ----------      ----------
Net interest income after
     provision for loan losses                  6,807,690       6,008,551       5,380,811       4,687,330       3,835,804
Other income                                      865,424         600,254         500,923         345,677         191,829
Other expense                                   5,095,231       4,093,687       3,658,787       3,366,776       2,915,310
                                              -----------      ----------      ----------      ----------      ----------
Income before income taxes                      2,577,883       2,515,118       2,222,947       1,666,231       1,112,323
Income tax expense                                917,734         905,500         834,139         617,000         407,000
                                              -----------      ----------      ----------      ----------      ----------
Net income                                    $ 1,660,149      $1,609,618      $1,388,808      $1,049,231      $  705,323
                                              ===========      ==========      ==========      ==========      ==========
Basic earnings per share (1)                  $       .64      $      .63      $      .54      $      .41      $      .27
                                              ===========      ==========      ==========      ==========      ==========
Diluted earnings per share (1)                $       .64      $      .62      $      .53      $      .40      $      .27
                                              ===========      ==========      ==========      ==========      ==========
Weighted average common shares-basic (1)        2,599,212       2,573,775       2,573,914       2,588,219       2,565,200
Dividends per common share (1)                $       .26      $      .43      $      .18      $      .13      $      .09

                                                                    AS OF
                                                                 DECEMBER 31,
                                 ----------------------------------------------------------------------------------
                                      1998              1997              1996             1995             1994
                                      ----              ----              ----             ----             ----
Balance Sheet Data:

Total investment securities      $ 33,759,333      $ 19,483,167      $ 19,231,905      $12,505,634      $15,955,605
Total loans                        84,140,365        79,965,957        71,660,124       61,986,536       54,471,114
Allowance for loan losses           1,239,968         1,210,528         1,041,216          960,103          996,386
Total assets                      145,019,801       124,478,023       102,835,416       95,248,079       77,176,341
Total deposits                    123,973,308       104,469,073        84,830,237       78,990,344       62,465,429
Shareholders' equity               16,677,533        15,521,347        14,893,813       14,515,232       13,287,736


1) On April 17, 1995, The Bank of South Carolina reorganized into Bank of South Carolina Corporation, a one-bank holding company. Each share of common stock of the Bank was exchanged for two shares of common stock of the Corporation. On May 15, 1996, the Company issued a 10% stock dividend. On May 15, 1997, the Company issued a 2 for 1 stock split. On May 15, 1998, the Company issued a 10% stock dividend. All share and per share data have been retroactively restated to reflect these stock splits and stock dividends.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is included to provide the shareholders with an expanded narrative of the Company's results of operations, changes in financial condition, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the audited consolidated financial statements and notes included in this annual report and the Company's 1998 Annual Report on Form 10-KSB. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

OVERVIEW

Earnings for the year were $1,660,149 or basic and diluted earnings per share of $.64, an increase of 3.14% over 1997's earnings of $1,609,618 or basic and diluted earnings per share of $.63 and $.62, respectively. Earnings for the fourth quarter of 1998 were $424,438 or basic and diluted earnings per share of $.16, a 6.17% decrease from fourth quarter 1997 earnings of $452,360 or basic and diluted earnings per share of $.18. Earnings have been restated to reflect the 10% stock dividend paid in the second quarter of 1998. Our return on average equity and average assets for the year were 10.25% and 1.21%, respectively, and compare to the 1997 return on average equity and return on average assets of 10.73% and 1.43%, respectively. Earnings for the year reflect the start up losses of our West Ashley office, increased depreciation expenses for our new building and new equipment and the loss of earnings on the funds invested. Earnings for the year were 9.95% above our profit plan.

Again, 1998 was a strong year for deposit growth with total deposits increasing 18.67% from year end 1997 to year end 1998. At year end 1998, our West Ashley office held $4,722,820 in deposits, our Mt. Pleasant office held deposits of $14,177,734 and our Summerville office held deposits of $15,902,681. Loan growth was modest during the year, and loan growth will be very important to how earnings will perform in 1999, as loans are our highest yielding asset. We added to our bond portfolio in the fourth quarter as insurance for further declines in interest rates due to the bank's liquidity and our asset sensitive interest rate gap.

During 1998, the Company declared two regular quarterly cash dividends of $.06 per share and two regular quarterly cash dividends of $.07 per share thereby sharing a greater portion of its profits with its owners compared to prior years.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997, TO DECEMBER 31, 1998

Net income increased $50,531 from $1,609,618 for 1997 to $1,660,149 for 1998 or
3.14% increasing basic and diluted earnings per share to $.64 for 1998 compared to basic earnings per share of $.63 and diluted earnings per share of $.62 for 1997. This increase is primarily attributable to increases in net interest income and other income and a reduction in the provision for loan losses.

Net interest income increased $644,139 from $6,218,551 for 1997 to $6,862,690 for 1998. This increase is due to the Company's volume of interest earning assets increasing at a sufficiently fast rate relative to the increase in interest bearing liabilities to offset the decrease in net interest spread.

Total interest and fee income increased 15.64% or $1,432,856 in 1998. This increase is due to an increase in loans and fee income from mortgage loans. The Mortgage Loan Department's closed loans increased to approximately $39,000,000 in 1998 compared to closed loans of approximately $19,000,000 for 1997. Total loans increased from $79,965,957 at December 31, 1997, to $84,140,365 at December 31, 1998, an increase of 5.22%. The average yield on loans increased from 9.80% to 9.82% for the same periods.

Total interest expense increased 26.81% or $788,717 in 1998. This increase is due to an increase in deposits as well as an increase in interest paid on deposits. Deposits increased from $104,469,073 at December 31, 1997, to $123,973,308 at December 31, 1998. The average rate on interest bearing liabilities increased from 3.95% to 4.03% for the same periods.

The provision for loan losses decreased from $210,000 for 1997 to $55,000 for 1998. The decrease in the provision is a result of management's belief that loan loss reserves during 1997 were adequately funded for potential loan losses during 1997 and that the composition of the 1998 portfolio warranted a reduction in loan loss reserves. The allowance for loan losses as a percentage of total loans decreased from 1.51% to 1.47% for the same period. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. For further discussion, see "Non-accrual and Past Due Loans" and "Allowance for Loan Losses."

Other income increased 44.18% from $600,254 for 1997, to $865,424 for 1998. This increase is attributable to an increase in service charges, fees and service release premiums from mortgage loans.

Other expense increased 24.47% or $1,001,544 from $4,093,687 for 1997 to $5,095,231 for 1998. This increase is due in part to a 19.68% increase in salaries and employee benefits as a result of the creation of nine new positions within the Company, an annual merit increase for the Company's staff and commissions paid to mortgage loan originators.

Occupancy expense increased $159,084 or 18.47% from $861,143 for 1997 to $1,020,227 for 1998. This increase is primarily due to the costs for the new West Ashley office and the upgrade of the Bank's computer system.

Other operating expense increased $407,577 or 39.85% from $1,022,832 for 1997 to $1,430,409 for 1998. Contributing to the increase in other operating expense were an increase in discount fees paid due to mortgage loan volume more than doubling from 1997 to 1998; promotional fees for the opening of a new office during 1998; a new contract with our data processing company, FiServ, resulting in a significant increase with costs moving from approximately $8,000 to approximately $16,000 per month; stationery, supplies and printing costs associated with the opening of a new office adding a significant increase in expenses; and unexpected sundry losses representing a $45,000 increase.

Income tax expense increased from $905,500 for 1997 to $917,734 for 1998. The Company provides for income taxes at approximately 36% of pretax income. The increase in income tax expense is directly related to the increase in pretax income.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996, TO DECEMBER 31, 1997

Net income increased $220,810 from $1,388,808 for 1996 to $1,609,618 for 1997 or
16% increasing basic earnings per share from $.54 to $.63 and diluted earnings per share from $.53 to $.62 for the same periods. This increase is primarily attributable to increases in net interest income and other income.

Net interest income increased $697,740 from $5,520,811 for 1996 to $6,218,551 for 1997. This increase is due to the Company's volume of interest earning assets increasing at a sufficiently fast rate relative to the increase in interest bearing liabilities to offset the decrease in net interest spread.

Total interest and fee income increased 16% or $1,261,350. This increase is due to an increase in loans. Total loans increased from $71,660,124 at December 31, 1996, to $79,965,957 at December 31, 1997, an increase of 11.59%. The average yield on loans increased from 9.71% to 9.80% for the same periods.

Total interest expense increased 24% or $563,610. This increase is due to an increase in deposits as well as an increase in interest paid on deposits. Deposits increased from $84,830,237 at December 31, 1996, to $104,469,073 at December 31, 1997. The average rate on interest bearing liabilities increased from 3.75% to 3.95% for the same periods.

The provision for loan losses increased from $140,000 for 1996 to $210,000 for 1997. The increase in the provision is a result of management's decision to maintain the loan loss reserve as a percentage of average loans at or close to 1.5% by year end 1997. The allowance for loan losses as a percentage of total loans increased from 1.45% to 1.51% for the same period. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. For further discussion, see "Non-accrual and Past Due Loans" and "Allowance for Loan Losses."

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

Income tax expense increased from $834,139 for 1996 to $905,500 for 1997. The Company provides for income taxes at approximately 36% of pretax income. The increase in income tax expense is directly related to the increase in pretax income.

ASSET AND LIABILITY MANAGEMENT

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. At year end 1998, total assets were $145,019,801, an increase of 16% from the end of the previous year, and total deposits were $123,973,308, an increase of 19% from the end of the previous year, primarily as a result of an increase in all types of deposits.

Approximately 92% of the Bank's assets were earning assets composed of U.S. Treasury and municipal securities in the amount of $33,759,333, Federal Funds Sold and interest bearing deposits in other banks in the amount of $15,456,666 and loans in the amount of $84,140,365.

The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company's liabilities are issued with fixed terms and can be repriced only at maturity. During periods of falling interest rates, as experienced from 1991 through 1993, the yield on the Company's assets declined faster than the rates paid on supporting liabilities. This causes a decline in the net interest margin because the difference between what the Company earns on its assets and what it pays on its liabilities becomes narrower. After interest rates have stabilized, there is a period of time until the rates paid on interest-bearing liabilities declines enough to restore the net interest margin. As demonstrated by the improving net interest margin in 1994 and 1995, the opposite effect of increasing net interest income is realized in a rising rate environment given the Company's 1996 balance sheet structure. In the stable rate environment which existed in 1997, the Bank's net interest margin was impacted by a change in mix of earning assets with the deposit growth of the Bank being invested in federal funds sold during the year. Basically, the same situation existed in 1998 with relatively stable interest rates until the end of November, 1998. During 1998, deposits increased 19% while loans increased 5%. The excess funds from the extraordinary deposit growth were invested in federal funds sold. Deposit growth outstripping loan growth resulted in a lower percentage of earning assets invested in the historically higher yielding loans and a commensurate decrease in margin from 5.92% for December 31, 1997, to 5.43% for December 31, 1998.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. For the Company, this risk is constituted primarily of interest rate risk in its lending and investing activities as they relate to their funding by deposit and borrowing activities.

The Bank's policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities and to attempt to maintain an asset positive position over a 12 month period. In adhering to this policy, it is anticipated that the Bank's net interest margins will not be materially affected by changes in interest rates. The net interest rate spread for 1998 decreased to 4.36% from 4.77% for 1997 and the net interest margin for 1998 decreased to 5.43% from 5.92% for 1997. Management will continue to monitor its asset sensitive position in times of lower interest rates which might adversely affect its net interest margin.

Since the rates on most of the Bank's interest bearing liabilities can vary on a daily basis, management continues to maintain a loan portfolio priced predominately on a variable rate basis. The Bank seeks stable, long-term deposit relationships to fund its loan portfolio. The extraordinary increase in deposits funded the increase in loans during 1998.

At December 31, 1998, the average maturity of the investment portfolio was 16 months with an average yield of 5.50% compared to 18 months with an average yield of 6.50% at December 31, 1997.

The Bank does not own nor has it ever purchased derivative securities. The Company does not take foreign exchange or commodity risks.

The following table summarizes the Bank's interest sensitivity position as of December 31, 1998:

                                                              3 MONTHS     6 MONTHS     1 YEAR
                                                 LESS          TO LESS      TO LESS     TO LESS                            FAIR
EARNING ASSETS                                  THAN 3         THAN 6       THAN 1      THAN 5     5 YEARS                MARKET
(IN 000'S)                          1 DAY       MONTHS         MONTHS        YEAR        YEARS     OR MORE     TOTAL       VALUE
                                  -----------------------------------------------------------------------------------------------

Loans                             $69,301      $  7,533       $  2,086      $ 1,848     $ 3,334     $   38   $ 84,140   $ 82,442
Investment securities                  --         1,998          2,216        5,006      24,280         --     33,500     33,759
Short term investments                  7            --             --           --          --         --          7          7
Federal funds sold                 15,450            --             --           --          --         --     15,450     15,450
                                  -------      --------       --------      -------     -------     ------   --------   --------
Total                             $84,758      $  9,531       $  4,302      $ 6,854     $27,614     $   38   $133,097   $131,658
                                  =======      ========       ========      =======     =======     ======   ========   ========

INTEREST BEARING LIABILITIES
(IN 000'S)

CD's 100,000 and over             $    --      $ 10,278       $  7,414      $ 2,083     $   110     $   --   $ 19,885   $ 19,898
Other time deposits                   233         9,615          5,615        4,089         464         --     20,016     20,032
Money market and interest
  bearing demand accounts          46,716            --             --           --          --         --     46,716     46,716
Savings                             5,029            --             --           --          --         --      5,029      5,029
Borrowed money                      3,480            --             --           --          --         --      3,480      3,480
                                  -------      --------       --------      -------     -------     -------  --------   --------
Total                             $55,458      $ 19,893       $ 13,029      $ 6,172     $   574     $   --   $ 95,126   $ 95,155
                                  =======      ========       ========      =======     =======     =======  ========   ========

Net                               $29,300      $(10,362)      $ (8,727)     $   682     $27,040     $    38  $ 37,971
Cumulative                                       18,938         10,211       10,893      37,933      37,971

LIQUIDITY

The Company's assets and liabilities are monitored on a daily basis to insure funds are available to meet its liquidity requirements. All securities owned by the Company are classified as available for sale and, as a result, are carried at market value with changes in market value, net of tax, adjusted through shareholders' equity. The unrealized gain on securities available for sale, net of income taxes, was $163,636 at December 31, 1998, and the unrealized gain, net of income taxes, was $126,653 at December 31, 1997. At year end 1998, the Bank's federal funds sold totaled $15,450,000.

COMPOSITION OF AVERAGE ASSETS

                                 1998              1997             1996            1995              1994
                                 ----              ----             ----            ----              ----
Loans                       $ 83,106,872      $ 74,682,392      $65,468,548      $55,870,527      $52,079,826
Investments                   21,399,194        19,517,222       17,614,422       14,564,163       16,742,283
Federal funds sold and
   other investments          21,767,575        10,830,692        7,628,223        8,658,882        4,364,079
Non-earning assets            10,708,139         7,382,747        5,668,234        5,503,319        4,921,148
                            ------------      ------------      -----------      -----------      -----------

Total average assets        $136,981,780      $112,413,053      $96,379,427      $84,596,891      $78,107,336
                            ============      ============      ===========      ===========      ===========

Average earning assets increased by $21,243,335 from 1997 to 1998 while average non-earning assets increased by $3,325,392. Average earning assets increased primarily as a result of loan growth and an increase in federal funds sold. Average non-earning assets increased primarily as a result of the costs associated with the new West Ashley office and the Bank's computer system upgrade.

Average loans for 1998 were up by $8,424,480 or 11% from 1997. The majority of the growth, or approximately $5,700,000, was in commercial loans which are tied to the Bank's prime rate while approximately $1,800,000 was related to installment loans.

Deposit growth was used to fund the increase in the loan and investment portfolios.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates:


                                          1998 vs. 1997                                     1997 vs. 1996
                         ---------------------------------------------       -----------------------------------------
                                                            Net Dollar                                      Net Dollar
                            Volume            Rate          Change (1)         Volume          Rate         Change (1)
                            ------            ----          ----------         ------          ----         ----------

Loans                    $   825,264       $  17,111       $   842,375       $  895,095      $ 60,771       $  955,866
Investments                  120,896         (88,205)           32,691          122,557        (3,315)         119,242
Federal funds sold
 and other
 investments                 596,798         (39,008)          557,790          169,920        16,322          186,242
                         -----------       ---------       -----------       ----------      --------       ----------
   Interest income       $ 1,542,958       $(110,102)      $ 1,432,856       $1,187,572      $ 73,778       $1,261,350
                         ===========       =========       ===========       ==========      ========       ==========

Interest-bearing
  transaction
  accounts               $   270,507       $  71,350       $   341,857       $   50,706      $ 28,799       $   79,505
Savings                       21,295             678            21,973           20,970         4,560           25,530
Certificates of
  deposit                    376,576           6,273           382,849          337,671         2,105          339,776
Federal funds
  purchased                      (55)             --               (55)              --            55               55
Securities sold
  under agreements
  to repurchase               55,141          (9,803)           45,338           98,701         1,249           99,950
Demand notes issued
  to U.S. Treasury            (3,258)             13            (3,245)          15,745         3,049           18,794
                         -----------       ---------       -----------       ----------      --------       ----------
   Interest expense      $   720,206       $  68,511       $   788,717       $  523,793      $ 39,817       $  563,610
                         ===========       =========       ===========       ==========      ========       ==========
Increase in net
  interest income                                          $   644,139                                      $  697,740

                                              1996 vs. 1995
                              --------------------------------------------
                                                                Net Dollar
                                 Volume            Rate         Change (1)
                                 ------            ----         ----------

Loans                         $   963,265       $(210,433)      $ 752,832
Investments                       190,899          32,134         223,033
Federal funds sold
 and other
 investments                      (58,959)        (31,556)        (90,515)
                              -----------       ---------       ---------
   Interest income            $ 1,095,205       $(209,855)      $ 885,350
                              ===========       =========       =========

Interest-bearing
  transaction
  accounts                    $    80,485       $(198,389)      $(117,904)
Savings                             7,628          (5,017)          2,611
Certificates of
  deposit                         247,991         (55,354)        192,637
Federal funds
  purchased                        (5,023)             --          (5,023)
Securities sold
  under agreements
  to repurchase                     6,876            (727)          6,149
Demand notes issued
  to U.S. Treasury                   (308)         (6,293)         (6,601)
                              -----------       ---------       ---------
   Interest expense           $   337,649       $(265,780)      $  71,869
                              ===========       =========       =========
Increase in net
  interest income                                               $ 813,481



(1) VOLUME/RATE CHANGES HAVE BEEN ALLOCATED TO EACH CATEGORY BASED ON THE PERCENTAGE OF EACH TO THE TOTAL CHANGE.

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING
LIABILITIES

                                          1998                               1997                               1996
                        ---------------------------------------------------------------------------------------------------------
                                        Interest    Average                    Interest  Average                  Interest  Average
                           Average        Paid/     Yield/        Average       Paid/    Yield/      Average       Paid/    Yield/
                           Balance       Earned      Rate         Balance       Earned    Rate       Balance      Earned     Rate
                           -------       ------      ----         -------       ------    ----       -------      ------     ----

INTEREST-EARNING
    ASSETS:

Loans                   $ 83,106,872   $ 8,158,283   9.82%   $ 74,682,392    $7,315,908   9.80%   $65,468,548   $6,360,042  9.71%
Investment
    securities            21,399,194     1,286,458   6.01%     19,517,222     1,253,767   6.42%    17,614,422    1,134,525  6.44%
Federal funds
    sold                  21,761,014     1,148,445   5.28%     10,824,383       590,664   5.46%     7,622,131      404,430  5.31%
Other
    investments                6,561           245   3.73%          6,309           236   3.74%         6,092          228  3.74%
                        ------------   -----------   ----    ------------    ----------   ----    -----------   ----------  ----
Total earning
    assets              $126,273,641   $10,593,431   8.39%   $105,030,306    $9,160,575   8.72%   $90,711,193   $7,899,225  8.71%
                        ============   ===========   ====    ============    ==========   ====    ===========   ==========  ====

INTEREST-BEARING
    LIABILITIES:

Interest bearing
    transaction
    accounts            $ 46,625,919   $ 1,414,863   3.03%   $ 37,238,108    $1,073,006   2.88%   $35,429,864   $  993,501  2.80%
Savings                    6,241,787       214,149   3.43%      5,619,137       192,176   3.42%     4,991,111      166,647  3.34%
Certificates of
    deposit               35,173,392     1,875,938   5.33%     28,088,992     1,493,089   5.32%    21,727,528    1,153,312  5.31%
Federal funds
    purchased                     --            --     --           1,027            55   5.36%            --           --    --
Securities sold
    under agreements
    to repurchase          3,500,148       170,052   4.86%      2,427,057       124,714   5.14%       486,793       24,764  5.09%
Demand notes
    issued to U.S.
    Treasury               1,079,005        55,739   5.17%      1,142,098        58,984   5.16%       820,617       40,190  4.90%
                        ------------   -----------   ----    ------------    ----------   ----    -----------   ----------  ----
Total interest
    bearing
    liabilities         $ 92,620,251   $ 3,730,741   4.03%   $ 74,516,419    $2,942,024   3.95%   $63,455,913   $2,378,414  3.75%
                        ============   ===========   ====    ============    ==========   ====    ===========   ==========  ====

Net interest spread                                  4.36%                                4.77%                             4.96%
Net interest margin             5.43%                                5.92%                               6.09%
Net interest income                    $ 6,862,690                           $6,218,551                         $5,520,811

LOAN PORTFOLIO COMPOSITION

The following is a schedule of the Bank's loan portfolio as of December 31, 1998, as compared to December 31, 1997 and December 31, 1996:

                                                           BOOK VALUE (IN 000'S)
TYPE                                                     1998      1997      1996
----                                                     ----      ----      ----

Commercial and industrial loans                        $40,384   $40,692   $34,552
Real estate loans                                       36,103    32,807    31,605
Loans to individuals for household, family and other
   personal expenditures                                 7,481     6,406     5,434
All other loans (including overdrafts)                     172        61        69
                                                       -------   -------   -------

Total loans (excluding unearned income)                $84,140   $79,966   $71,660
                                                       =======   =======   =======

As a Bank whose mission is to serve its community, there is a geographic concentration of loans in Charleston, Dorchester and Berkeley counties.

The Bank had no foreign loans or loans to fund leveraged buyouts (LBO's) during 1996, 1997 or 1998.

IMPAIRED AND RESTRUCTURED LOANS

The Bank had impaired loans totaling $584,469 as of December 31, 1998 compared to $646,736 as of December 31, 1997, and one restructured loan with a balance of $45,740 and $57,292 as of December 31, 1998 and 1997, respectively. The impaired loans include non-accrual loans with balances of $569,162 and $629,429, respectively. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

NON-ACCRUAL AND PAST DUE LOANS

The Bank had $569,162 in non-accrual loans as of December 31, 1998, compared to $629,429 as of December 31, 1997. There were no loans over 90 days past due still accruing interest as of December 31, 1998, compared to loans in the amount of $40,239 as of December 31, 1997.

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

The total provision to the allowance for loan losses for 1998 was $55,000 compared to $210,000 for 1997. During 1998, loan losses of $35,030 and recoveries of $9,470 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,239,968 or 1.47% of total loans at December 31, 1998, compared to $1,210,528 or 1.51% of total loans at December 31, 1997.

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

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank's initial offering and the retention of earnings less dividends paid and the exercising of stock options of $124,000 in 1995, 1996, 1997 and 1998 for a total shareholders' equity at December 31, 1998, of $16,677,533. The rate of asset growth from the Bank's inception has not negatively impacted this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at December 31, 1998, for the Bank was 18.69% and at December 31, 1997, was 18.63%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to total assets. Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 1998 and 1997, the Company and the Bank are categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company's or the Bank's category.

Please see "Notes to Consolidated Financial Statements" for the Company's and the Bank's various capital ratios at December 31, 1998.

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

We have inventoried all hardware, software, third party vendors and environmental systems. All mission critical systems, vendors and customers have been identified. We are in the process of developing contingency plans in the event that any of these parties are not ready in time. For our internal systems, we have completed the assessment phase and have upgraded where needed. We have communicated with all third party vendors that the Bank relies on to assess their progress and we are monitoring their efforts. We have developed a Year 2000 Testing Plan and Strategy and all mission critical systems were tested and validated by December 31, 1998. We plan to have all other testing completed by June 30, 1999.

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

CONTINGENCY PLANS

The Company is in the process of developing contingency plans specifically for problems arising due to the Year 2000 utilizing its existing disaster recovery plans. The disaster recovery plan gives step-by-step details on how to function if normal resources were not available. The Year 2000 Team reviewed the disaster recovery plan during the fourth quarter of 1998 and are now in the process of making any needed changes to tailor it to Year 2000 problems.

ACCOUNTING AND REPORTING CHANGES

In June of 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes, for the first time, comprehensive accounting and reporting standards for derivative instruments and hedging activities. For accounting purposes, SFAS 133 comprehensively defines a derivative instrument. SFAS 133 requires that all derivative instruments be recorded in the statement of financial position at fair value. The accounting for the gain or loss due to change in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

SFAS 133 applies to all entities and is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 1999. The Company does not expect the adoption of SFAS 133 to have a materially adverse impact on the consolidated financial position or results of operations of the Company.

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

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. The Board of Directors of the Bank approved the cash contribution of $186,000 to The Bank of South Carolina Employee Stock Ownership Plan and Trust for the fiscal year ended December 31, 1998. The contribution was made during 1998. T. Dean Harton, Sheryl
G. Sharry and Nathaniel I. Ball, III, currently serve as Plan Administrator. Nathaniel I. Ball, III, currently serves as Trustee for the Plan. The Plan currently owns 196,857 shares of common stock of Bank of South Carolina Corporation.

REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Bank of South Carolina Corporation and subsidiary
Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and subsidiary (the "Corporation") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP

Greenville, South Carolina
January 15, 1999

CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31,
ASSETS                                                                                    1998                 1997
                                                                                          ----                 ----

Cash and due from banks                                                              $   7,464,394       $   6,410,838
Interest bearing deposits in other banks                                                     6,666               6,421
Federal funds sold                                                                      15,450,000          15,600,000
Investment securities available for sale                                                33,759,333          19,483,167
Loans                                                                                   84,140,365          79,965,957
    Less:  Allowance for loan losses                                                    (1,239,968)         (1,210,528)
                                                                                     -------------       -------------
Net loans                                                                               82,900,397          78,755,429
                                                                                     -------------       -------------
Premises, equipment and leasehold improvements, net                                      4,056,891           2,613,293
Accrued interest receivable                                                              1,062,398             815,935
Other assets                                                                               319,722             792,940
                                                                                     -------------       -------------
        Total assets                                                                 $ 145,019,801       $ 124,478,023
                                                                                     =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits:
        Non-interest bearing demand                                                  $  32,327,281       $  27,757,108
        Interest bearing demand                                                         23,834,038          20,336,818
        Money market accounts                                                           22,881,876          21,761,624
        Certificates of deposit $100,000 and over                                       19,884,534          14,895,786
        Other time deposits                                                             20,016,065          15,663,178
        Other savings deposits                                                           5,029,514           4,054,559
                                                                                     -------------       -------------
        Total deposits                                                                 123,973,308         104,469,073

    Short-term borrowings                                                                3,480,070           3,787,996
Accrued interest payable and other liabilities                                             888,890             699,607
                                                                                     -------------       -------------
        Total liabilities                                                              128,342,268         108,956,676
                                                                                     -------------       -------------

Commitments and contingencies (note 7)

Shareholders' equity:
    Common stock - No par, 6,000,000 shares authorized;
        Issued 2,605,597 shares in 1998
        and 2,575,589 shares in 1997                                                            --                  --
    Additional paid in capital                                                          16,456,624          12,206,882
    Retained earnings                                                                      607,959           3,738,498
    Treasury stock; 77,000 shares at
        December 31, 1998 and 1997                                                        (550,686)           (550,686)
    Accumulated other comprehensive income,
      net of income taxes                                                                  163,636             126,653
                                                                                     -------------       -------------
        Total shareholders' equity                                                      16,677,533          15,521,347
                                                                                     -------------       -------------
        Total liabilities and shareholders' equity                                   $ 145,019,801       $ 124,478,023
                                                                                     =============       =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEARS ENDED DECEMBER 31,
                                                   1998             1997             1996
                                                   ----             ----             ----

Interest and fee income
    Interest and fees on loans                 $ 8,158,283      $ 7,315,908       $ 6,360,042
    Interest and dividends
        on investment securities                 1,286,458        1,253,767         1,134,525
    Other interest income                        1,148,690          590,900           404,658
                                               -----------      -----------       -----------
        Total interest and fee income           10,593,431        9,160,575         7,899,225
                                               -----------      -----------       -----------

Interest expense
    Interest on deposits                         3,504,950        2,758,270         2,313,460
    Interest on short-term borrowings              225,791          183,754            64,954
                                               -----------      -----------       -----------
        Total interest expense                   3,730,741        2,942,024         2,378,414
                                               -----------      -----------       -----------

Net interest income                              6,862,690        6,218,551         5,520,811
    Provision for loan losses                       55,000          210,000           140,000
                                               -----------      -----------       -----------
Net interest income after
    provision for loan losses                    6,807,690        6,008,551         5,380,811
                                               -----------      -----------       -----------

Other income
    Service charges, fees and commissions          844,070          594,036           488,794
    Loss on sale of investment securities               --          (16,544)           (2,569)
    Other non-interest income                       21,354           22,762            14,698
                                               -----------      -----------       -----------
        Total other income                         865,424          600,254           500,923
                                               -----------      -----------       -----------

Other expense
    Salaries and employee benefits               2,644,595        2,209,712         1,896,964
    Net occupancy expense                        1,020,227          861,143           787,351
    Net cost of other real estate owned                 --               --             1,088
    Loss on other real estate owned                     --               --            58,378
    Other operating expenses                     1,430,409        1,022,832           915,006
                                               -----------      -----------       -----------
        Total other expense                      5,095,231        4,093,687         3,658,787
                                               -----------      -----------       -----------

Income before income tax expense                 2,577,883        2,515,118         2,222,947
Income tax expense                                 917,734          905,500           834,139
                                               -----------      -----------       -----------

Net income                                     $ 1,660,149      $ 1,609,618       $ 1,388,808
                                               ===========      ===========       ===========

Basic earnings per common share                $       .64      $       .63       $       .54
                                               ===========      ===========       ===========
Diluted earnings per common share              $       .64      $       .62       $       .53
                                               ===========      ===========       ===========
Cash dividends per common share                $       .26      $       .43       $       .18
                                               ===========      ===========       ===========

Weighted average shares outstanding
    Basic                                        2,599,212        2,573,775         2,573,914
                                               ===========      ===========       ===========
    Diluted                                      2,599,212        2,596,209         2,600,550
                                               ===========      ===========       ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME


                                                                                               Accumulated Other
                                    Common      Additional         Retained         Treasury     Comprehensive
                                     Stock    Paid In Capital      Earnings          Stock           Income            Total
                                    ------    ---------------      --------         --------   -----------------       -----

December 31, 1995                   $   --      $10,724,000      $ 3,556,267       $      --       $ 234,965       $ 14,515,232

Comprehensive income:

   Net income                           --               --        1,388,808              --              --          1,388,808

   Net unrealized losses on
   securities (net of tax
   effect of $75,693)                   --               --               --              --        (126,155)          (126,155)
                                                                                                                   ------------

      Total comprehensive income        --               --               --              --              --          1,262,653
                                                                                                                   ------------

Shares issued for the
   exercise of stock options            --          124,000               --              --              --            124,000

Purchase of
   treasury stock                       --               --               --        (550,686)             --           (550,686)

Common stock distribution               --        1,234,882       (1,234,882)             --              --                 --

Cash dividends                          --               --         (457,386)             --              --           (457,386)
                                    ------      -----------      -----------       ---------       ---------       ------------

December 31, 1996                   $   --      $12,082,882      $ 3,252,807       $(550,686)      $ 108,810       $ 14,893,813

Comprehensive income:

   Net income                           --               --        1,609,618              --              --          1,609,618

   Net unrealized gains on
   securities (net of tax
   effect of $10,037)                   --               --               --              --          17,843             17,843
                                                                                                                   ------------

      Total comprehensive income        --               --               --              --              --          1,627,461
                                                                                                                   ------------

Shares issued for the
   exercise of stock options            --          124,000               --              --              --            124,000

Cash dividends                          --               --       (1,123,927)             --              --         (1,123,927)
                                    ------      -----------      -----------       ---------       ---------       ------------

December 31, 1997                   $   --      $12,206,882      $ 3,738,498       $(550,686)      $ 126,653       $ 15,521,347

Comprehensive income:

   Net income                           --               --        1,660,149              --              --          1,660,149

   Net unrealized gains on
   securities (net of tax
   effect of $21,720)                   --               --               --              --          36,983             36,983
                                                                                                                   ------------

     Total comprehensive income         --               --               --              --              --          1,697,132
                                                                                                                   ------------

Shares issued for the
   exercise of stock options            --          124,000               --              --              --            124,000

Common stock distribution               --        4,125,742       (4,125,742)             --              --                 --

Cash dividends                          --               --         (664,946)             --              --           (664,946)
                                    ------      -----------      -----------       ---------       ---------       ------------

December 31, 1998                   $   --      $16,456,624      $   607,959       $(550,686)      $ 163,636       $ 16,677,533
                                    ======      ===========      ===========       =========       =========       ============

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                    1998              1997                1996
                                                                                    ----              ----                ----
Cash flows from operating activities:
    Net income                                                                 $  1,660,149       $  1,609,618       $  1,388,808
    Adjustments to reconcile net income
     to net cash provided by operating activities:
        Depreciation                                                                357,001            210,315            157,223
        Amortization of organizational costs                                          7,446              7,446              7,446
        Provision for loan losses                                                    55,000            210,000            140,000
        Deferred income taxes                                                        (7,000)           (40,000)            71,000
        Loss on other real estate owned                                                  --                 --             58,378
        Loss on sale of investment securities                                            --             16,544              2,569
        Net (accretion) amortization of unearned
            discounts/premiums on investment securities                              (4,313)            (8,989)             4,841
        Decrease (increase) in accrued interest receivable
            and other assets                                                        204,589           (413,721)          (192,429)
        Increase (decrease) in accrued interest payable and
            other liabilities                                                       189,283            (19,351)            55,024
                                                                               ------------       ------------       ------------
Net cash provided by operating activities                                         2,462,155          1,571,862          1,692,860
                                                                               ------------       ------------       ------------

Cash flows from investing activities:

    Proceeds from sales/maturities of investment securities
        available for sale                                                        6,193,881          5,995,756          5,036,383
    Purchase of investment securities available for sale                        (20,407,031)        (6,226,250)       (11,970,311)
    Net increase in loans                                                        (4,199,968)        (8,346,521)        (9,732,475)
    Proceeds from the sale of other real estate owned                                    --                 --            858,922
    Purchase of premises, equipment and
        leasehold improvements, net                                              (1,800,599)        (1,673,614)          (763,891)
                                                                               ------------       ------------       ------------
Net cash used by investing activities                                           (20,213,717)       (10,250,629)       (16,571,372)
                                                                               ------------       ------------       ------------

Cash flows from financing activities:
    Net increase in deposit accounts                                             19,504,235         19,638,836          5,839,893
    Net increase (decrease) in short-term borrowings                               (307,926)         1,395,588          1,313,839
    Dividends                                                                      (664,946)        (1,123,927)          (457,386)
    Treasury stock                                                                       --                 --           (550,686)
    Stock options exercised                                                         124,000            124,000            124,000
                                                                               ------------       ------------       ------------
Net cash provided by financing activities                                        18,655,363         20,034,497          6,269,660
                                                                               ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                                903,801         11,355,730         (8,608,852)
Cash and cash equivalents at beginning of year                                   22,017,259         10,661,529         19,270,381
                                                                               ------------       ------------       ------------

Cash and cash equivalents at end of year                                       $ 22,921,060       $ 22,017,259       $ 10,661,529
                                                                               ============       ============       ============

Supplemental disclosure of cash flow data:
Cash paid during the year for:
        Interest                                                               $  3,665,389       $  2,833,817       $  2,417,733
        Income taxes                                                                866,276          1,043,090            766,382
Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale,
  net of income taxes                                                                36,983             17,843           (126,155)


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

         INVESTMENT SECURITIES: The Company accounts for its investment securities in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments are classified into three categories as follows: (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost;
         (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that other than temporary decline in value has occurred.

         LOANS AND ALLOWANCE FOR LOAN LOSSES: Loans are carried at principal amounts outstanding. Interest income on all loans is recorded on an accrual basis. The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured, in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to 60 days or less, they are reviewed individually by management to determine if they should be returned to accrual status. The Company accounts for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. This statement requires that all creditors value loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan's fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate.

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

         The allowance for loan losses is based on management's evaluation of the loan portfolio under current economic conditions. The evaluation includes a review of delinquencies and an estimate of the probability of loss based on the risk characteristics of the portfolio. The reserve is maintained at a level considered adequate by management to provide for known and inherent loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is subject to periodic evaluations by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

         PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS AND DEPRECIATION:
         Buildings and equipment are carried at cost less accumulated depreciation, calculated on the straight-line method over the estimated useful life of the related assets ranging from 40 years for buildings and 3 to 15 years for equipment for financial reporting purposes and an accelerated method for income tax purposes. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. Maintenance and repairs are charged to operating expenses as incurred.

         OTHER REAL ESTATE OWNED: Other real estate owned is recorded at the lower of fair value minus estimated selling costs or cost. Gains and losses on the sale of other real estate owned and subsequent write-downs from periodic reevaluation are charged to other operating expenses.

         INCOME TAXES: The Company accounts for income taxes in accordance with SFAS No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         STOCK-BASED COMPENSATION: SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to adopt the disclosure-only provisions of SFAS No. 123 and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         EARNINGS PER COMMON SHARE: The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"), for the year ended December 31, 1997. The presentation of primary and fully diluted EPS has been replaced with basic and diluted EPS. Basic earnings per share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents. Common stock equivalents consist of stock warrants and options and are computed using the treasury stock method. Weighted average share and per share data have been restated to reflect the May 15, 1996, 10% stock dividend, the April 8, 1997, two for one stock split and the May 15, 1998, 10% stock dividend.

         COMPREHENSIVE INCOME: The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Companies are required to classify items of "other comprehensive income" by their nature in the financial statements and display the balance of accumulated other comprehensive income separately in the equity section of a statement of financial position. The Company adopted the statement of shareholders' equity approach to disclosing comprehensive income.

         SEGMENT INFORMATION: The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires selected segment information on operating segments based on a management approach. An operating segment is defined as any component of a company that engages in business activities from which it may earn revenues and incur expenses. The management approach is based on the way that management organizes the segments within the company for making operating decisions and assessing performance. The Company operates as one business segment.

         CASH FLOWS: Cash and cash equivalents includes working cash funds, due from banks, items in process of collection and federal funds sold. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average reserve requirement was approximately $1,241,000 and $743,000 for the reserve periods ended December 31, 1998, and 1997, respectively.

         RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 1998 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

     2.  INVESTMENT SECURITIES AVAILABLE FOR SALE

         The amortized cost and market values of investment securities available for sale are summarized as follows:

                                                   DECEMBER 31, 1998
                               --------------------------------------------------------
                                                  GROSS        GROSS
                                 AMORTIZED      UNREALIZED   UNREALIZED         MARKET
                                   COST           GAINS        LOSSES           VALUE
                               --------------------------------------------------------

U.S. Treasury Obligations      $31,187,951      $237,273      $(2,251)      $31,422,973
Federal Agency Securities        1,200,000        13,500           --         1,213,500
Municipal Securities             1,111,643        11,217           --         1,122,860
                               -----------      --------      -------       -----------

     Total                     $33,499,594      $261,990      $(2,251)      $33,759,333
                               ===========      ========      =======       ===========


                                                  DECEMBER 31, 1997
                               --------------------------------------------------------
                                                  GROSS        GROSS
                                AMORTIZED      UNREALIZED    UNREALIZED         MARKET
                                  COST            GAINS        LOSSES           VALUE
                                ---------      ----------    ----------         ------

U.S. Treasury Obligations      $17,976,606      $203,269      $(2,232)      $18,177,643
Municipal Securities             1,305,524            --           --         1,305,524
                               -----------      --------      -------       -----------

     Total                     $19,282,130      $203,269      $(2,232)      $19,483,167
                               ===========      ========      =======       ===========

         The amortized cost and market value of investment securities at December 31, 1998, by contractual maturity are as follows:

                                     AMORTIZED         MARKET
                                       COST             VALUE
                                     ---------         ------

Due in one year or less            $ 9,222,343        9,314,113
Due in one year to five years       24,277,251       24,445,220
                                   -----------      -----------

Total                              $33,499,594      $33,759,333
                                   ===========      ===========

         The Company had no sales of investment securities during the year ended December 31, 1998, compared to proceeds of $1,981,876 and $2,997,500 from the sale of investment securities which resulted in realized losses of $16,544 and $2,569 for the years ended December 31, 1997 and 1996, respectively.

         The carrying value of investment securities pledged to secure deposits and other balances was $17,457,982 and $11,463,270 at December 31, 1998 and 1997, respectively.

     3.  LOANS

         Major classifications of loans are as follows:

                                          DECEMBER 31,
                                    1998               1997
                                    ----               ----

Commercial loans               $ 62,891,571       $ 60,783,536
Residential mortgage             10,574,482          9,081,225
Consumer loans                    7,063,912          5,951,634
Personal bank lines               3,446,280          4,088,349
Other                               164,120             61,213
                               ------------       ------------
                                 84,140,365         79,965,957
Allowance for loan losses        (1,239,968)        (1,210,528)
                               ------------       ------------

Loans, net                     $ 82,900,397       $ 78,755,429
                               ============       ============

         Changes in the allowance for loan losses are summarized as follows:

                                               YEARS ENDED DECEMBER 31,
                                     1998                1997              1996
                                     ----                ----              ----

Balance at beginning of year      $ 1,210,528       $ 1,041,216       $   960,103
Provision for loan losses              55,000           210,000           140,000
Charge offs                           (35,030)          (46,630)          (63,853)
Recoveries                              9,470             5,942             4,966
                                  -----------       -----------       -----------
Balance at end of year            $ 1,239,968       $ 1,210,528       $ 1,041,216
                                  ===========       ===========       ===========

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

         As of December 31, 1998 and 1997, the Company had loans on non-accrual totaling $569,162 and $629,429, respectively. The additional amount of gross income that would have been recorded during 1998 and 1997 if these loans had performed as agreed would have been $52,304 and $18,316, respectively.

         At December 31, 1998 and 1997, impaired loans amounted to $584,469 and $646,736, respectively. There is no reserve related to the above impaired loans included in the allowance for loan losses at December 31, 1998 and 1997. For the years ended December 31, 1998 and 1997, the average recorded investment in impaired loans was $586,185 and $685,394, respectively, and $13,852 in 1998 and $48,445 in 1997 of interest income was recognized on loans while they were impaired. All of this income was recognized using the accrual method of accounting.

         At December 31, 1998 and 1997, there was a troubled debt restructuring which was modified prior to the adoption of SFAS No. 114 totaling $45,740 and $57,292, respectively, and which was performing in accordance with its modified terms.

     4.  PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Premises, equipment and leasehold improvements are summarized as follows:

                                               DECEMBER 31,
                                         1998               1997
                                     -----------       -----------

Bank buildings                       $ 1,787,725       $   583,959
Land                                     838,075           838,075
Lease purchase                            30,000            30,000
Leasehold improvements                   252,969           229,099
Equipment                              2,461,995         1,204,474
Construction cost of new office               --           684,558
                                     -----------       -----------
                                       5,370,764         3,570,165
Accumulated depreciation              (1,313,873)         (956,872)
                                     -----------       -----------
Total                                $ 4,056,891       $ 2,613,293
                                     ===========       ===========

5.       SHORT-TERM BORROWINGS

         Short-term borrowings are summarized as follows:

                                                          DECEMBER 31,
                                                       1998             1997
                                                    ----------      ----------

Securities sold under agreements to repurchase      $2,511,577      $  987,996
U.S. Treasury, Tax and Loan deposit notes              968,493       2,800,000
                                                    ----------      ----------

Total                                               $3,480,070      $3,787,996
                                                    ==========      ==========

         Securities sold under agreements to repurchase with customers mature on demand. These borrowings were collateralized by U.S. Treasury Notes with carrying values of $5,728,501 and $961,856 and market values of $5,773,142 and $1,017,394 at December 31, 1998 and 1997, respectively.
         The agreements to repurchase had weighted average interest rates of 4.72% and 5.85% at December 31, 1998 and 1997, respectively. The maximum amount outstanding at any month end was $4,906,092 and $4,204,118 for the years ended December 31, 1998 and 1997, respectively. The average amount of outstanding agreements to repurchase was $3,500,148 and $2,427,057 during the periods ended December 31, 1998 and 1997, respectively. The securities underlying the repurchase agreements were held in safekeeping by an authorized broker. At the maturity dates of these transactions, the securities are returned to the account of the Bank.

     6.  INCOME TAXES

         Income tax expense (benefit) consists of:

                                       YEARS ENDED DECEMBER 31,
                                1998            1997            1996
                             ---------       ---------       --------
         Current:
              Federal        $ 849,734       $ 874,500       $686,825
              State             75,000          71,000         76,314
                             ---------       ---------       --------
                               924,734         945,500        763,139
                             ---------       ---------       --------
              Deferred:

              Federal           (7,000)        (40,000)        71,000
              State                 --              --             --
                             ---------       ---------       --------
                                (7,000)        (40,000)        71,000
                             ---------       ---------       --------
         Total               $ 917,734       $ 905,500       $834,139
                             =========       =========       ========

         The Company's effective income tax rate differs from the statutory Federal income tax rate of 34% as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                                1998           1997          1996
                                                                ----           ----          ----

         Provision for tax at statutory federal income
              tax rate                                       $ 876,480       $855,140      $755,802
         State income taxes, net of federal tax benefit         49,500         46,860        50,367
         Other, net                                             (8,246)         3,500        27,970
                                                             ---------       --------      --------

         Provision for income tax                            $ 917,734       $905,500      $834,139
                                                             =========       ========      ========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, are presented below:

                                                                         DECEMBER 31,
                                                                       1998         1997
                                                                       ----         ----
              Deferred tax assets:

              Bad debt reserves                                     $386,000      $361,000
                                                                    --------      --------
              Total gross deferred tax assets                        386,000       361,000
                                                                    --------      --------

              Deferred tax liabilities:

              Unrealized gain on securities available for sale        96,104        74,384
              Fixed assets, principally due to differences
                 in depreciation                                      51,000        32,500
              Other                                                   27,000        27,500
                                                                    --------      --------
              Total gross deferred tax liabilities                   174,104       134,384
                                                                    --------      --------

              Net deferred tax asset                                $211,896      $226,616
                                                                    ========      ========

         There was no valuation allowance for deferred tax assets at either December 31, 1998 or December 31, 1997. No valuation allowance has been established as it is management's belief that realization of the deferred tax asset is more likely than not. The net deferred tax asset is included in other assets on the consolidated balance sheets.

         A portion of the change in the net deferred tax asset relates to the unrealized gains and losses on securities available for sale. The related current period deferred tax expense of $21,720 has been recorded directly to shareholders' equity in 1998. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $7,000.

     7.  COMMITMENTS AND CONTINGENCIES

         The Company has entered into agreements to lease equipment and its office facilities under noncancellable operating lease agreements expiring on various dates through 2010. The Company may, at its option, extend the lease of its office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods, extend the lease of its office facility at 100 N. Main Street, Summerville, South Carolina, for two additional five year periods and extend the land lease where the Mt. Pleasant office is constructed for six additional five year periods. Minimum rental commitments for these leases as of December 31, 1998, are as follows:

1999                        402,732
2000                        391,698
2001                        403,402
2002                        406,038
2003                        418,214
2004 and thereafter       1,462,832
                         ----------

Total                    $3,484,916
                         ==========

         Total rental expense was $378,867, $359,041 and $380,637 in 1998, 1997 and 1996, respectively.

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

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including unused lines of credit, amounted to $21,618,939 and $18,838,319 at December 31, 1998 and 1997, respectively.

         Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. Commitments under standby letters of credit amounted to $749,857 and $1,374,263 at December 31, 1998 and 1997, respectively.

     8.  RELATED PARTY TRANSACTIONS

         In the opinion of management, loans to officers and directors of the Company are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectibility. There were no outstanding loans to executive officers of the Company as of December 31, 1998 and 1997. Related party loans are summarized as follows:

                                            DECEMBER 31,
                                      1998                1997
                                      ----                ----

Balance at beginning of year      $ 1,477,702         2,590,948
New loans or advances               1,207,251         1,012,421
Repayments                         (1,688,196)       (2,125,667)
                                  -----------       -----------

Balance at end of year            $   996,757       $ 1,477,702
                                  ===========       ===========

     9.  OTHER EXPENSE

         A summary of the components of other operating expense is as follows:

                                                  YEARS ENDED DECEMBER 31,
                                             1998            1997          1996
                                             ----            ----          ----

Advertising and business development      $   48,726      $   29,355      $ 85,966
Supplies                                     215,067         150,900       110,396
Telephone and postage                        139,780         109,243       106,379
Insurance                                     31,406          32,465        34,469
Professional fees                            165,992         133,865       110,358
Data processing services                     167,740         106,168        89,998
State and FDIC insurance and fees             27,944          23,822        14,927
Other                                        633,754         437,014       362,513
                                          ----------      ----------      --------

Total                                     $1,430,409      $1,022,832      $915,006
                                          ==========      ==========      ========

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

         The Board of Directors approved a 10% stock dividend on April 14, 1998, for shareholders of record April 30, 1998, effective May 15 1998. All share and per share data have been retroactively restated to reflect the 10% stock dividend.

    11.  INCENTIVE STOCK OPTION PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

         The Company has an incentive stock option plan for the benefit of eligible officers and employees. A total of 220,000 shares were reserved and 198,000 shares have subsequently been granted under the plan. Options for 55,880 shares with an exercise price of $4.55 and 33,000 shares with an exercise price of $4.72 have expired. No options were granted under this plan during 1998, 1997 and 1996. Options for 27,280 shares at $4.55 were exercised during 1998, 1997 and 1996. There are no options outstanding under this plan.

         On April 14, 1998, the shareholders of the Company approved an incentive stock option plan for the benefit of eligible officers and employees. A total of 180,000 shares were reserved and on April 16, 1998, 146,000 shares were granted under the plan. Adjusted for a ten percent (10%) stock dividend on May 15, 1998, options for 16,500 shares with an exercise price of $25.31 and options for 141,900 shares with an exercise price of $23.01 remain outstanding, none of which are exercisable. These options vest over a five year period. Options for 2,000 shares have expired.

         In the event of a prospective reorganization, consolidation or sale of substantially all of the assets or any other form of corporate reorganization in which the Bank would not be the surviving entity or in the event of the acquisition, directly or indirectly, of the beneficial ownership of twenty four percent (24%) of the common stock of the Company or the making, orally or in writing, of a tender offer for, or any request or invitation for tender of, or any advertisement making or inviting tenders of the Bank stock by any person, all options in effect at that time would accelerate so that all options would become immediately exercisable and could be exercised within one year immediately following the date of acceleration but not thereafter.

         The Company established an Employee Stock Ownership Plan (ESOP) effective January 1, 1989. Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a Plan year is eligible to participate in the Plan. Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code section 415. The Company recognizes expense when the contribution is approved by the Board. The total expenses charged by the Company amounted to $186,000, $165,048 and $146,184 for the years ended December 31, 1998, 1997 and 1996, respectively.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock plan. Had compensation cost for the Company's incentive stock option plan been determined based on the fair value at the grant date for swards in 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and diluted earnings per share would have been reduced to the proforma amounts as follows. There were no grants during 1997 and 1996.

(DOLLARS, EXCEPT PER SHARE, IN THOUSANDS)       1998      1997      1996
                                                ----      ----      ----
Net earnings - as reported                    $ 1,660   $ 1,610   $ 1,389
Net earnings - proforma                         l,489     1,610     1,389
Diluted earnings per share - as reported      $   .64   $   .62   $   .53
Diluted earnings per share - proforma         $   .57   $   .62   $   .53

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: dividend yield of 1.36%, expected volatility of 33%, risk-free interest rate of 5.13% and expected lives of 5 years. The weighted average fair value of options granted in 1998 was $8.39.

    12.  INCOME PER COMMON SHARE


                                               For the year ended December 31, 1998
                                               ------------------------------------
                                                Income         Shares      Per Share
                                             (Numerator)   (Denominator)     Amount
                                             -----------   -------------     ------

Net income                                   $1,660,149

BASIC EPS
Income available to common shareholders       1,660,149      2,599,212      $   .64

EFFECT OF DILUTIVE SECURITIES
Options                                                      **     --
                                                             ---------

DILUTED EPS
Income available to common shareholders      $1,660,149      2,599,212      $   .64
                                             ==========      =========      =======

         **ALL OUTSTANDING OPTIONS ARE ANTI-DILUTIVE.

                                               For the year ended December 31, 1997
                                               ------------------------------------
                                               Income          Shares      Per Share
                                             (Numerator)    (Denominator)   Amount
                                             -----------    -------------   ------

Net income                                   $1,609,618

BASIC EPS
Income available to common shareholders       1,609,618      2,573,775      $   .63

EFFECT OF DILUTIVE SECURITIES
Options                                                         22,434
                                                             ---------

DILUTED EPS
Income available to common shareholders      $1,609,618      2,596,209      $   .62
                                             ==========      =========      =======


                                               For the year ended December 31, 1996
                                               ------------------------------------
                                                Income         Shares      Per Share
                                             (Numerator)   (Denominator)    Amount
                                             -----------   -------------    ------

Net income                                   $1,388,808

BASIC EPS
Income available to common shareholders       1,388,808      2,573,914      $   .54

EFFECT OF DILUTIVE SECURITIES
Options                                                         26,636
                                                             ---------

DILUTED EPS
Income available to common shareholders      $1,388,808      2,600,550      $   .53
                                             ==========      =========      =======

    13.  REGULATORY CAPITAL REQUIREMENTS

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

         At December 31, 1998 and 1997, the Company and the Bank are categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.

                                                                                                       To Be Well
                                                                                                   Capitalized Under
                                                                          For Capital              Prompt Corrective
                                                      Actual           Adequacy Purposes           Action Provisions
                                                      ------           -----------------           -----------------
                                             Amount          Ratio    Amount        Ratio          Amount     Ratio
                                             -----------------------------------------------------------------------

As of December 31, 1998:
 Total capital to risk-weighted assets:

  Company                                    $17,652         19.40%   $7,278         8.00%          $  N/A    10.00%
  Bank                                        16,997         18.69%    7,277         8.00%           9,096    10.00%

 Tier 1 capital to risk-weighted assets:

  Company                                    $16,514         18.15%   $3,639         4.00%          $  N/A     6.00%
  Bank                                        15,859         17.44%    3,638         4.00%           5,457     6.00%

 Tier 1 capital to average assets:

  Company                                    $16,514         11.29%   $5,849         4.00%          $  N/A     5.00%
  Bank                                        15,859         10.85%    5,849         4.00%           7,311     5.00%

                                                                                                       To Be Well
                                                                                                   Capitalized Under
                                                                          For Capital              Prompt Corrective
                                                     Actual            Adequacy Purposes           Action Provisions
                                                     ------            -----------------           -----------------
                                             Amount         Ratio     Amount        Ratio         Amount         Ratio
                                             --------------------------------------------------------------------------

As of December 31, 1997:
 Total capital to risk-weighted assets:

  Company                                    $16,478         19.02%   $6,932         8.00%        $   N/A         10.00%
  Bank                                        16,139         18.63%    6,930         8.00%          8,663         10.00%

 Tier 1 capital to risk-weighted assets:

  Company                                    $15,394         17.77%   $3,466         4.00%        $   N/A          6.00%
  Bank                                        15,055         17.38%    3,465         4.00%          5,198          6.00%

Tier 1 capital to average assets:

Company                                      $15,394         12.69%   $4,854         4.00%        $   N/A          5.00%
Bank                                          15,055         12.41%    4,853         4.00%          6,066          5.00%

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

         c.       Loans
                  The current value of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed rate consumer and commercial loans with maturities greater than three months are valued using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 1998 and 1997, approximates market.

                  For lines of credit, the carrying value approximates fair value. No value has been placed on the underlying credit card relationship rights.

                  Unused loan commitments are at adjustable rates, which fluctuate with the prime rate or are funded within ninety days. Current amounts are considered to be their fair value.

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

         The estimated fair values of the Company's financial instruments at December 31, 1998 and 1997, are as follows:

                                                           1998
                                                           ----
                                                CARRYING          ESTIMATED
                                                 AMOUNT          FAIR VALUE
                                                --------         ----------

Cash and cash equivalents                     $  7,464,394      $  7,464,394
Interest bearing deposits in other banks             6,666             6,666
Federal funds sold                              15,450,000        15,450,000
Investments available for sale                  33,759,333        33,759,333
Loans                                           82,900,397        82,442,318
Deposits                                       123,973,308       124,001,991
Short-term borrowings                            3,480,070         3,480,070


                                                           1997
                                                           ----
                                                CARRYING          ESTIMATED
                                                 AMOUNT          FAIR VALUE
                                                --------         ----------

Cash and cash equivalents                     $  6,410,838      $  6,410,838
Interest bearing deposits in other banks             6,421             6,421
Federal funds sold                              15,600,000        15,600,000
Investments available for sale                  19,483,167        19,483,167
Loans                                           78,755,429        78,322,471
Deposits                                       104,469,073       104,672,281
Short-term borrowings                            3,787,996         3,787,996

    15.  BANK OF SOUTH CAROLINA CORPORATION - PARENT COMPANY

         The Company's principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. Each dividend payment from the Bank to the Corporation is approved by the Commissioner of Banking of the South Carolina State Board of Financial Institutions prior to its payment.

         The Company's principal asset is its investment in its bank subsidiary. The Company's condensed statements of financial condition data as of December 31, 1998, and 1997, and the related condensed statements of operations data and cash flow data for the periods ended December 31, 1998, 1997 and 1996, are as follows:

                            FINANCIAL CONDITION DATA

ASSETS                                                 1998             1997
------                                                 ----             ----

Cash                                               $   826,627      $   459,014
Investment in wholly-owned bank subsidiary          16,022,540       15,182,116
Capitalized organizational costs                         9,924           17,370
Other assets                                               834            3,338
                                                   -----------      -----------
   Total assets                                    $16,859,925      $15,661,838
                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Dividends payable                                  $   182,392      $   140,491
                                                   -----------      -----------
   Total liabilities                                   182,392          140,491
Shareholders' equity                                16,677,533       15,521,347
                                                   -----------      -----------

   Total liabilities and shareholders' equity      $16,859,925      $15,661,838
                                                   ===========      ===========

                                 OPERATIONS DATA

                                                       1998               1997              1996
                                                       ----               ----              ----

Interest income                                     $    24,977       $    14,578       $    13,723
Net operating expenses                                  (40,268)          (35,973)          (44,212)
Dividends received from bank                            872,000         1,147,000           470,000
Equity in undistributed earnings of subsidiary          803,440           484,013           949,297
                                                    -----------       -----------       -----------

         Net income                                 $ 1,660,149       $ 1,609,618       $ 1,388,808
                                                    ===========       ===========       ===========

                                 CASH FLOW DATA

                                                                  1998             1997             1996
                                                                  ----             ----             ----

Cash flows from operating activities:

         Net income                                          $ 1,660,149       $ 1,609,618       $ 1,388,808
         Equity in undistributed earnings of subsidiary         (803,440)         (484,013)         (949,297)
         Decrease (increase) in other assets                       2,504            (2,335)           (1,003)
         Amortization of organizational costs                      7,446             7,446             7,446
                                                             -----------       -----------       -----------

         Net cash provided by operating activities               866,659         1,130,716           445,954

Cash flows from financing activities:

         Dividends paid                                         (623,046)       (1,099,147)         (427,466)
         Treasury stock purchased                                     --                --          (550,686)
         Stock options exercised                                 124,000           124,000           124,000
                                                             -----------       -----------       -----------

         Net cash used by financing activities                  (499,046)         (975,147)         (854,152)

Net increase (decrease) in cash                                  367,613           155,569          (408,198)

Cash at beginning of year                                        459,014           303,445           711,643
                                                             -----------       -----------       -----------

Cash at end of year                                          $   826,627       $   459,014       $   303,445
                                                             ===========       ===========       ===========

    16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The tables below represent the quarterly results of operations for the years ending December 31, 1998, 1997 and 1996, respectively:


                                                            1998
                                 ----------------------------------------------------------
                                    Fourth         Third           Second           First
                                 ----------------------------------------------------------
Total interest income            $2,682,724      $2,790,248      $2,592,900      $2,527,559
Total interest expense              951,915       1,040,798         910,634         827,394
                                 ----------      ----------      ----------      ----------
Net interest income               1,730,809       1,749,450       1,682,266       1,700,165
Provision for loan losses            10,000          15,000          15,000          15,000
                                 ----------      ----------      ----------      ----------
Net interest income after
  provision for loan losses       1,720,809       1,734,450       1,667,266       1,685,165
Other income                        233,901         222,285         225,045         184,193
Other expense                     1,294,772       1,273,396       1,299,031       1,228,032
                                 ----------      ----------      ----------      ----------
Income before taxes                 659,938         683,339         593,280         641,326
Income tax expense                  235,500         239,012         213,000         230,222
                                 ----------      ----------      ----------      ----------
Net income                       $  424,438      $  444,327      $  380,280      $  411,104
                                 ==========      ==========      ==========      ==========
Basic earnings per share         $      .16      $      .17      $      .15      $      .16
                                 ==========      ==========      ==========      ==========
Diluted earnings per share       $      .16      $      .17      $      .15      $      .16
                                 ==========      ==========      ==========      ==========


                                                             1997
                                  ----------------------------------------------------------
                                    Fourth           Third           Second          First
                                  ----------------------------------------------------------
Total interest income             $2,454,588      $2,365,261      $2,241,162      $2,099,563
Total interest expense               799,915         765,674         712,726         663,708
                                  ----------      ----------      ----------      ----------
Net interest income                1,654,673       1,599,587       1,528,436       1,435,855
Provision for loan losses             52,500          52,500          52,500          52,500
                                  ----------      ----------      ----------      ----------
Net interest income after
   provision for loan losses       1,602,173       1,547,087       1,475,936       1,383,355
Other income                         164,272         171,491         115,911         148,580
Other expense                      1,096,585       1,037,173         996,803         963,126
                                  ----------      ----------      ----------      ----------
Income before taxes                  669,860         681,405         595,044         568,809
Income tax expense                   217,500         253,000         223,000         212,000
                                  ----------      ----------      ----------      ----------
Net income                        $  452,360      $  428,405      $  372,044      $  356,809
                                  ==========      ==========      ==========      ==========
Basic earnings per share          $      .18      $      .17      $      .14      $      .14
                                  ==========      ==========      ==========      ==========
Diluted earnings per share        $      .18      $      .16      $      .14      $      .14
                                  ==========      ==========      ==========      ==========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ELECTION OF DIRECTORS

Sixteen (16) Directors, constituting the entire Board of Directors, will be elected at the Annual Meeting, each to hold office for one year and until a successor shall have been duly elected or appointed and shall have qualified. In the absence of instructions to the contrary, shares of Common stock represented by properly executed proxies will be voted for the sixteen (16) Nominees listed on pages 6 and 7, all of whom are recommended by management and have consented to be named and to serve if elected.

The Company does not presently know of anything that would preclude any Nominee from serving; however, should any Nominee for any reason become unable or unwilling to serve as a Director, the number of Directors to be elected will be reduced accordingly.

The name of each Nominee designated by the Board of Directors of the Company for election as Director of the Company and certain information provided by such Nominee to the Company is set forth in the table below. Fourteen (14) of the current nominees served as initial directors of the Bank from October 22, 1986, when the Bank's charter was issued until the first annual meeting of Shareholders on April 14, 1987, and were elected to serve a one-year term at such annual meeting. John M. Tupper and Thomas W. Myers were first elected as Directors of the Bank during 1993. They were all re-elected to serve one-year terms at subsequent annual meetings. All of the current Nominees served as Directors of the Company from April 14, 1998, the date of the last Annual Meeting of shareholders.

                                    POSITIONS AND
                                    OFFICES HELD                       BUSINESS EXPERIENCE
                                       WITH             FAMILY           1987-1999 AND
NAME                       AGE      CORPORATION      RELATIONSHIP      OTHER DIRECTORSHIPS
----                       ---      -----------      ------------      -------------------

Nathaniel I. Ball, III     57       Executive        None              The Bank of South Carolina (banking)
                                    Vice President,                    1986-99
                                    Secretary,
                                    Director

William T. Cooper          69       Director         None              President, Southeastern Galleries, Inc. (retail furniture
                                                                       and decorating) 1983-99

C. Ronald Coward           63       Director         None              President - Coward-Hund Construction
                                                                       Company, Inc. (construction) 1976-99

Louis Y. Dawson, III       70       Director         Father-in-law     Retired (1993) President-Dawson Eng-
                                                     of Charles G.     ineering, Inc. (general contracting)
                                                     Lane and of a     1954-93
                                                     bank officer,
                                                     F.S. Hassell

Leonard C. Fulghum         69       Director         None              Chairman - Ferguson Fulghum, Inc. (painting contractors)
                                                                       1972-99

T. Dean Harton             53       Director         None              President, Hawthorne Corporation (aviation) 1986-99

William L. Hiott, Jr.      54       Executive        None              The Bank of South Carolina
                                    Vice President,                    (banking) 1986-99
                                    Treasurer,
                                    Director

James H. Holcombe          74       Director         None              Member - Holcombe, Fair & Lane,
                                                                       LLC (real estate) 1996-99; General and Limited
                                                                       Partner - Holcombe & Fair Realtors 1970-95

Katherine M. Huger         57       Director         None              Assistant Professor of Economics - Charleston Southern
                                                                       University (education) 1972-99

John E. Huguley            71       Director         None              Retired (1996) Chairman - John Huguley Company, Inc. (retail office products) 1980-96

                                    POSITIONS AND
                                    OFFICES HELD                      BUSINESS EXPERIENCE
                                       WITH          FAMILY           1987-1999 AND
NAME                       AGE      CORPORATION      RELATIONSHIP     OTHER DIRECTORSHIPS
----                       ---      -----------      ------------     -------------------

Charles G. Lane            44       Director         Son-in-law       Member - Holcombe, Fair & Lane,
                                                     of Louis Y.      LLC (real estate) 1996-99;
                                                     Dawson, III;     Associate-Holcombe & Fair Realtors
                                                     brother of       1987-96
                                                     Hugh C.
                                                     Lane, Jr.

Hugh C. Lane, Jr.          51       President,       Brother of       The Bank of South Carolina (banking)
                                    Chief Exec-      Charles G.       1986-99
                                    utive Officer,   Lane
                                    Director

Louise J. Maybank          59       Director         None             Active in community programs

Thomas W. Myers            64       Director         None             President - Myers &  Associates
                                                                      (estate and business insurance planning) 1963-99

Thomas C. Stevenson, III   47       Director         None             President - Fabtech, Inc. (metal
                                                                      fabrication) 1991-99;  Private Investor 1990-91;
                                                                      Chairman of the Board - Stevenson Hagerty, Inc. (diversified holding company) 1984-90

John M. Tupper             57       Director         None             President - Tupperway Tire and Service, Inc. (retail tires and service) 1980-99

ITEM 10.  COMPENSATION OF OFFICERS AND DIRECTORS

The following table sets forth all remuneration (including remuneration under any contract, authorization or arrangement, whether or not set forth in a formal document) paid during the year ended December 31, 1998, by the Bank to the three
(3) Executive Officers of the Company and the Bank whose total remuneration from the Bank exceeded One Hundred Thousand and No/100 ($100,000.00) Dollars for their services in all capacities. Such Officers receive no compensation from the Company as Officers or as Directors or in any other capacity.

                                                                              LONG TERM COMPENSATION
                                      ANNUAL COMPENSATION                 AWARDS                  PAYOUTS
                                      -------------------------------------------------------------------
(A)                (B)        (C)           (D)              (E)           (F)           (G)        (H)             (I)
                                                            OTHER                    SECURITIES
                                                            ANNUAL      RESTRICTED      UNDER-                  ALL OTHER
NAME AND                                                   COMPEN-        STOCK         LYING       LTIP          COMPEN-
PRINCIPAL                                                SATION(1)(2)    AWARD(S)      OPTIONS/    PAYOUTS     SATION(1)(2)
POSITION          YEAR    SALARY($)      BONUS($)             ($)           ($)         SARS($)      ($)           ($)

Hugh C. Lane,     1998   $140,601.45          ---         $19,961.21                                            $19,961.21
Jr. - CEO         1997   $130,601.45   $10,000.00         $16,978.72                                            $16,978.72
& President       1996   $123,101.45          ---         $17,682.79                                            $17,682.79

Nathaniel I.      1998   $126,101.37          ---         $17,775.76                                            $17,775.76
Ball, III -       1997   $116,101.37   $10,000.00         $14,729.98                                            $14,729.98
Executive Vice    1996   $108,601.37          ---         $16,135.32                                            $16,135.32
President &
Secretary

William L.        1998   $126,101.37          ---         $18,330.88                                            $18,330.88
Hiott, Jr. -      1997   $116,101.37   $10,000.00         $14,729.98                                            $14,729.98
Executive Vice    1996   $108,601.37          ---         $16,135.32                                            $16,135.32
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

The Plan became effective as of January 1, 1989.
The Board of Directors of the Bank approved the contribution of One Hundred Eighty Six Thousand and No/100 ($186,000.00) Dollars to the ESOP for the fiscal year ended December 31, 1998. The contribution was made during 1998. T. Dean Harton, Sheryl G. Sharry and Nathaniel I. Ball, III, currently serve as Plan Administrators. Nathaniel I. Ball, III, currently serves as Trustee for the Plan. The Plan currently owns One Hundred Ninety Six Thousand Eight Hundred Fifty Seven (196,857) shares or 7.56% of the Company's Common Stock.

During the fiscal year ended December 31, 1998, the Company had no plans or arrangements pursuant to which any Officer, Director or principal Shareholder received contingent remuneration or personal benefits other than the contingent remuneration and life, disability and health insurance benefits referred to in the footnotes to the preceding table.

On April 14, 1998, the shareholders of the Company approved an Incentive Stock Option Plan for the benefit of eligible Officers and employees of the Bank. A total of one hundred eighty thousand (180,000) shares were reserved and on April 16, 1998, the Bank granted options to purchase Common Stock in the aggregate amount of one hundred forty six thousand (146,000) shares to fifty two (52) employees of the Bank (including officers, such Directors as are also employees and other employees) pursuant to the Incentive Stock Option Plan. These grants include those to Hugh C. Lane, Jr., Nathaniel I. Ball, III, and William L. Hiott, Jr., Executive Officers and Directors, as more specifically set forth below. Options for one hundred forty one thousand nine hundred (141,900) shares with an exercise price of $23.01 and for sixteen thousand five hundred (16,500) shares with an exercise price of $25.31 remain outstanding. No options were exercised in 1998.

Hugh C. Lane, Jr., President and Chief Executive Officer, was granted the option to purchase fifteen thousand (15,000) shares of common stock of the Company pursuant to the Incentive Stock Option Plan at a price of $27.84. Nathaniel I. Ball, III, Executive Vice President and Secretary, and William L. Hiott, Jr., Executive Vice President and Treasurer, were each granted the option to purchase twelve thousand five hundred (12,500) shares of Common Stock of the Company pursuant to the Incentive Stock Option Plan at a price of $25.3125. The above options are all exercisable in five (5) twenty (20%) percent increments beginning on and for one year following April 16, 2003, with an additional twenty (20%) percent to be exercisable on and for one year following each successive anniversary. The right to exercise each such twenty (20%) percent of each option is cumulative and will not expire until the tenth anniversary of the date of the grant. Adjusted for a ten (10%) percent stock dividend on May 15, 1998, Hugh C. Lane, Jr., has the option to purchase 16,500 shares of common stock of the Company at a price of $25.31 per share and Nathaniel I. Ball, III and William L. Hiott, Jr., each have the option to purchase 13,750 shares of common stock of the Company at a price of $23.01.

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

In the case of termination of an option holder other than involuntary termination without just cause, retirement, death or legal disability, the Option holder may exercise the option only with respect to those shares of Company common stock as which he or she has become vested. The option holder may exercise the option with respect to such shares no more than thirty (30) days after the date of termination of employment (but in any event prior to the expiration date).

In the event that the option holder's employment is terminated without just cause, the option shall become fully vested and fully exercisable as of the date of his or her termination without regard to the five (5) year initial vesting and exercisability or to the twenty percent (20%) annual increments thereafter. The option holder may exercise the option following an involuntary termination without just cause until the expiration date of the option.

In the event the option holder remains in the continuous employ of the Company or any subsidiary from the date of the grant until the option holder's retirement, the option shall become fully vested and fully exercisable as of the date of his or her retirement without regard to the five (5) year initial vesting and exercisability or to the twenty percent (20%) annual increments thereafter. The option holder may exercise the option following his or her retirement until the expiration date. In the event the option holder remains in the continuous employ of the Company or a subsidiary from the date of the grant until his or her death, the option shall become fully vested and fully exercisable as of the date of death without regard to the five (5) year initial vesting and exercisability or the twenty percent (20%) annual increments thereafter. The person or persons entitled to exercise the option following the option holder's death may exercise the option until the expiration date.

In the event the option holder remains in the continuous employ of the Company or any subsidiary from the date of the grant until the date of his or her legal disability, the option shall become fully vested and fully exercisable as of the date of his or her termination of employment on account of his or her legal disability without regard to the five (5) year initial vesting and exercisability or to the twenty percent (20%) annual increments thereafter. The option holder may exercise the option following such termination of employment until the expiration date.

The Stock Incentive Plan would provide for adjustment in the number of shares of common stock authorized under the Plan or granted to an optionee to protect against dilution in the event of changes in the Bank's capitalization, including stock splits and dividends.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the extent known to the Board of Directors of the Company, as of February 23, 1999, the only Shareholders of the Company having beneficial ownership of more than five (5%) percent of the shares of Common Stock of the Company are as set forth below:

NAME AND ADDRESS OF                                    AMOUNT AND NATURE OF                           PERCENT OF
  BENEFICIAL OWNER                                     BENEFICIAL OWNERSHIP                             CLASS

Hugh C. Lane, Jr.                                      386,521.774 (1) (2)                             14.83%
30 Church Street
Charleston, SC  29401

BankAmerica Corporation (3)                               150,040  (3)                                  5.76%
100 North Tryon Street
Charlotte, NC 28255

N.B. Holdings Corp. (3)                                   150,040  (4)                                  5.76%
100 North Tryon Street
Charlotte, NC  28255

NationsBank, N.A. (3)                                     150,040  (5)                                  5.76%
100 South Tryon Street
Charlotte, NC  28255

The Bank of South Carolina                                196,857  (6)                                  7.56%
 Employee Stock Ownership
 Plan and Trust ("ESOP")
256 Meeting Street
Charleston, SC  29401

------------------------------
(1) To the extent known to the Board of Directors, Hugh C. Lane and his children, individually and collectively, have beneficial ownership of 706,656.774 shares or 27.12% of the outstanding shares. As more fully described in the following footnote, Hugh C. Lane, Jr. is the only one of the above who has a beneficial ownership interest in more than five (5%) percent of the Company's common stock. Hugh C. Lane, Jr. disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote).

(2) To the extent known to the Board of Directors, Hugh C. Lane, Jr. directly owns and has sole voting and investment power with respect to 170,900 shares; as trustee for 10 trust accounts holding an aggregate of 63,236 shares, he has sole voting and investment power with respect to such shares; as co-trustee for one trust account holding 4,840 shares, he has joint voting and investment power with respect to such shares; he is indirectly beneficial owner of 7,568 shares owned by his wife and an aggregate of 114,118 shares held by his wife as custodian for three minor children and 25,859.774 shares owned by the Employee Stock Ownership Plan and Trust ("ESOP") in which he has a vested interest. All of the 386,521.774 shares beneficially owned by Hugh C. Lane, Jr. are currently owned. Hugh C. Lane, Jr. has had beneficial ownership of more than five (5%) percent of the Bank's Common Stock since October 23, 1986, and more than ten (10%) percent since November 16, 1988.

(3) To the extent known to the Board of Directors, BankAmerica Corporation is the parent holding company of N.B. Holdings Corporation. N.B. Holdings Corporation is the parent holding company of NationsBank, N.A. The shares referred to in notes (4) and (5) are a duplication of the shares referred to in this note (3).

(4) To the extent known to the Board of Directors, N.B. Holdings Corporation has shared voting power for 79,860 shares, and shared investment power for 150,040 shares (including 70,180 shares held as trustee under the will of Mills B. Lane for the benefit of Hugh C.
         Lane). N.B. Holdings Corporation disclaims beneficial ownership for the shares referred to in this note (4).

(5) To the extent known to the Board of Directors, NationsBank N.A. has sole voting power for 79,860 shares, sole investment power for 4,840 shares and shared investment power for 145,200 shares (including 70,180 shares held as trustee under the will of Mills B. Lane for the benefit of Hugh C. Lane). NationsBank, N.A., disclaims beneficial ownership for the shares referred to in this note (5).

(6) The Trustee of the ESOP, Nathaniel I. Ball, III, an executive Officer and Director of the Bank and the Company, disclaims beneficial ownership of 196,857 shares owned by the ESOP which have been allocated to members of the plan, each of whom under the terms of the plan has the right to direct the Trustee as to the manner in which voting rights are to be exercised.

BENEFICIAL OWNERSHIP OF COMMON STOCK OF THE COMPANY

The table below sets forth the number of shares of Common Stock (the only class of outstanding equity securities of the Company) known by the Company to be beneficially owned by each Nominee for election as Director and by the Officers and Directors of the Company as a group as of February 23, 1999. Except as otherwise indicated in the footnotes to the table, the persons named possess sole voting power and investment power with respect to the shares shown opposite their names. As of February 23, 1999, no Officer, Director or Nominee beneficially owned more than ten (10%) percent of the outstanding shares of the Company other than Hugh C. Lane, Jr. As of February 23, 1999, the Officers, Directors and Nominees beneficially owned 894,608.42 shares, representing approximately 34.33% of the outstanding shares.

As of February 23, 1999, the beneficial ownership of Common Stock of the Company by all current Directors and each Nominee for Director was as set forth in the following table:

NAME AND ADDRESS OF                 AMOUNT AND NATURE OF        PERCENT OF
  BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP          CLASS
  ----------------                  --------------------          -----
Nathaniel I. Ball, III                  53,945.311(1)             2.07%
1302 Cove Avenue
Sullivans Island, SC 29482

William T. Cooper                            5,324(1)              .20%
21 Jamestown Road
Charleston, SC 29407

C. Ronald Coward                            33,836(1)             1.30%
537 Planters Loop
Mt. Pleasant, SC 29464

NAME AND ADDRESS OF                 AMOUNT AND NATURE OF        PERCENT OF
  BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP          CLASS
  ----------------                  --------------------          -----
Louis Y. Dawson, III                        12,584(1)              .48%
33 Church Street
Charleston, SC 29401

Leonard C. Fulghum                          35,175(1)             1.35%
311 Middle Street
Mt. Pleasant, SC 29464

T. Dean Harton                               7,704(1)              .30%
4620 Lazy Creek Lane
Wadmalaw, SC 29487

William L. Hiott, Jr                    84,621.335(1)             3.25%
1831 Capri Drive
Charleston, SC 29407

James H. Holcombe                          107,175(1)             4.11%
16 Church Street
Charleston, SC 29401

Katherine M. Huger                           5,324(1)              .20%
72 Murray Boulevard
Charleston, SC 29401

John E. Huguley                             16,456(1)              .63%
22 Murray Boulevard
Charleston, SC 29401

Charles G. Lane                            125,594(1)             4.82%
10 Gillon Street
Charleston, SC 29401

Hugh C. Lane, Jr                       386,521.774(1)            14.83%
30 Church Street
Charleston, SC 29401

Louise J. Maybank                           12,100(1)              .46%
8 Meeting Street
Charleston, SC 29401

Thomas W. Myers                              6,400                 .25%
90 Gaillard Lane
Summerville, SC 29483

Thomas C. Stevenson, III                       484                 .02%
173 Tradd Street
Charleston, SC 29401

John M. Tupper                               1,364                 .05%
113 Linwood Drive
Summerville, SC 29483

(1) To the extent known to the Board of Directors, each of the following Directors and Nominees for election as Directors (each of whom directly owns and has sole voting and investment power of all shares beneficially owned by him or her except as set forth in this footnote) indirectly owns the following number of shares: Nathaniel I. Ball, III
         - an aggregate of 5,502 shares directly owned by his wife and 22,977.311 shares owned by the ESOP, in which he has a vested interest; William T. Cooper - an aggregate of 4,480 shares held by a pension plan; C. Ronald Coward - an aggregate of 1,100 shares owned by a company of which he is president and director; Louis Y. Dawson, III - an aggregate of 484 shares owned by his wife; Leonard C. Fulghum - an aggregate of 3,555 shares owned by his wife; T. Dean Harton - an aggregate of 2,134 shares owned by his wife and held by his wife as custodian for his step-son; William L. Hiott, Jr. - an aggregate of 5,323 shares directly owned by his wife and held by him as custodian for two children and 22,977.335 shares owned by the ESOP, in which he has a vested interest; James H. Holcombe - an aggregate of 55,387 shares owned by the Marjorie G. Detyens Irrevocable Trust for which he serves as co-trustee; Katherine M. Huger - 484 shares owned by her husband; John E. Huguley - 8,954 shares owned by his wife; Charles G. Lane - an aggregate of 58,237 shares owned by his wife, held by her as custodian for children, held by him as co-trustee with Hugh C. Lane, Jr., for a sister's children and held by him as a co-trustee for the children of Hugh C. Lane, Jr.; and Hugh C. Lane, Jr. - an aggregate of 189,762 shares owned by his wife, held by his wife as custodian for each of three children, held by him as co-trustee with Charles G. Lane for a sister's children and held by him as trustee for his and his brother's and sisters' children (as more fully described in the footnote to the preceding table) and 25,859.774 shares owned by the ESOP, in which he has a vested interest. All such indirectly owned shares are included in the totals of the number of shares set forth in the above table and beneficially owned by the Directors and Nominees.

------------------------------

As a group, all Directors and Executive Officers (including Hugh C. Lane, Jr., President and Chief Executive Officer; Nathaniel I. Ball, III, Executive Vice President and Secretary; and William L. Hiott, Jr., Executive Vice President and Treasurer) are sixteen (16) in number and beneficially own an aggregate of 894,608.42 shares, representing 34.33% of the issued and outstanding Common Stock of the Company. All of these shares beneficially owned by the Directors, Nominees and Executive Officers are currently owned. Three executive officers, Hugh C. Lane, Jr., President and Chief Executive Officer, has a future right to acquire sixteen thousand five hundred (16,500) shares. The other two executive officers, Nathaniel I. Ball, III, Executive Vice President and Secretary; and William L. Hiott, Jr., Executive Vice President and Treasurer, each have a future right to acquire thirteen thousand seven hundred fifty (13,750) shares of Common Stock of the Company pursuant to the Bank's Incentive Stock Option Plan.

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

C. Ronald Coward, Leonard C. Fulghum and Thomas W. Myers each failed to file one Statement of Changes in Beneficial Ownership on Form 4 in a timely manner. Nathaniel I. Ball, III, filed one incorrect Statement of Beneficial Interest on Form 4.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

1. The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-KSB and listed on pages as indicated.



                                                                                                                    Page
                                                                                                                    ----
      (1)     Report of Independent Auditors.........................................................................19
      (2)     Consolidated Balance Sheets............................................................................20
      (3)     Consolidated Statements of Operations..................................................................21
      (4)     Consolidated Statements of Shareholders' Equity and Comprehensive Income...............................22
      (5)     Consolidated Statements of Cash Flows..................................................................23
      (6)     Notes to Consolidated Financial Statements.............................................................24 - 37

2.       Exhibits

         1.1      Articles of Incorporation of the Registrant (Filed with 1995
                  10-KSB)
         1.2      By-laws of the Registrant (Filed with 1995 10-KSB)
         1.5      Lease Agreement for 256 Meeting Street (Filed with 1995
                  10-KSB)
         1.6      Sublease Agreement for Parking Facilities at 256 Meeting
                  Street (Filed with 1995 10-KSB)
         1.7      Lease Agreement for 100 N. Main Street, Summerville, SC (Filed
                  with 1995 10-KSB)
         1.8      Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC
                  (Filed with 1995 10-KSB)
         1.9      List of Subsidiaries of the Registrant (Filed with 1995
                  10-KSB) The Registrant's only subsidiary is The Bank of South
                  Carolina (Filed with 1995 10-KSB)
         1.10     Plan of Reorganization (Filed with 1995 10-KSB)
         27       Financial Data Schedule (for SEC use only)
         27.1     Revised Financial Data Schedule (for SEC use only)

3.       Reports on Form 8-K: No



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 18, 1999               BANK OF SOUTH CAROLINA CORPORATION



                                    By:   /s/  William L. Hiott, Jr.
                                       -----------------------------------------
                                       William L. Hiott, Jr.
                                       Executive Vice President and Treasurer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:


March 18, 1999                      /s/  Nathaniel I. Ball, III
                                    --------------------------------------------
                                    Nathaniel I. Ball, III, Executive Vice
                                    President, Secretary and Director


March 18, 1999                      /s/  William T. Cooper
                                    --------------------------------------------
                                    William T. Cooper, Director

March 18, 1999                      /s/  C. Ronald Coward
                                    --------------------------------------------
                                    C. Ronald Coward, Director

March 18, 1999                      /s/  Louis Y. Dawson, III
                                    --------------------------------------------
                                    Louis Y. Dawson, III, Director

March 18, 1999                      /s/  Leonard C. Fulghum
                                    --------------------------------------------
                                    Leonard C. Fulghum, Director

March 18, 1999                      /s/  T. Dean Harton
                                    --------------------------------------------
                                    T. Dean Harton, Director

March 18, 1999                      /s/  William L. Hiott, Jr.
                                    --------------------------------------------
                                    William L. Hiott, Jr., Executive Vice
                                    President, Treasurer & Director

March 18, 1999                      /s/  James H. Holcombe
                                    --------------------------------------------
                                    James H. Holcombe, Director

March 18, 1999                      /s/  Katherine M. Huger
                                    --------------------------------------------
                                    Katherine M. Huger, Director

March 18, 1999                      /s/  John E. Huguley
                                    --------------------------------------------
                                    John E. Huguley, Director

March 18, 1999                      /s/  Charles G. Lane
                                    --------------------------------------------
                                    Charles G. Lane, Director

March 18, 1999                      /s/  Hugh C. Lane, Jr.
                                    --------------------------------------------
                                    Hugh C. Lane, Jr., President,
                                    Chief Executive Officer & Director

March 18, 1999                      /s/  Louise J. Maybank
                                    --------------------------------------------
                                    Louise J. Maybank, Director

March 18, 1999                      /s/  Thomas W. Myers
                                    --------------------------------------------
                                    Thomas W. Myers, Director

March 18, 1999                      /s/  Thomas C. Stevenson, III
                                    --------------------------------------------
                                    Thomas C. Stevenson, III, Director

March 18, 1999                      /s/  John M. Tupper
                                    --------------------------------------------
                                    John M. Tupper, Director