Form 10QSB
period 1999-03-31
BANK OF SOUTH CAROLINA CORP
filed 1999-05-13
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                                   March 31, 1999
                                                                 --------------

[] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

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

As of May 12, 1999, there were 2,605,597 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                              Yes            No   X
                                  -----         -----

                                Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                              Report on Form 10-QSB
                                for quarter ended
                                 March 31, 1999

                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets - March 31, 1999
       and December 31, 1998...........................................................3
     Consolidated Statements of Operations - Three months
       ended March 31, 1999 and 1998...................................................4
     Consolidated Statements of Shareholders'
     Equity and Comprehensive Income - Three months ended
      March 31, 1999 and 1998..........................................................5
     Consolidated Statements of Cash Flows - Three months
       ended March 31, 1999 and 1998 ..................................................6
     Notes to Consolidated Financial Statements........................................7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............................8
           Liquidity..................................................................10
           Capital Resources..........................................................10
           Year 2000..................................................................11
           Accounting and Reporting Changes...........................................12
           Effect of Inflation and Changing Prices....................................12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................13
Item 2.  Changes in Securities........................................................13
Item 3.  Default Upon Senior Securities...............................................13
Item 4.  Submission of Matters to a Vote of Security Holders..........................13
Item 5.  Other Information............................................................13
Item 6.  Exhibits and Reports on Form 8-K.............................................13

Signatures............................................................................14

                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets:                                                    March 31, 1999      December 31, 1998
                                                           --------------      -----------------
     Cash and due from banks                               $   7,244,230       $   7,464,394
     Interest bearing deposits in other banks                      6,729               6,666
     Federal funds sold                                       10,975,000          15,450,000
     Investment securities available for sale                 33,560,608          33,759,333
     Investment securities held to maturity                      200,000                  --
     Loans                                                    86,262,750          84,140,365
         Allowance for loan losses                            (1,263,886)         (1,239,968)
                                                           -------------       -------------
     Net loans                                                84,998,864          82,900,397
     Premises and equipment, net                               3,994,029           4,056,891
     Other assets                                              1,256,230           1,382,120
                                                           -------------       -------------

Total assets                                               $ 142,235,690       $ 145,019,801
                                                           =============       =============

Liabilities and shareholders' equity:
     Deposits:
         Non-interest bearing demand                       $  30,061,530       $  32,327,281
         Interest bearing demand                              23,910,642          23,834,038
         Money market accounts                                24,445,066          22,881,876
         Certificates of deposit $100,000 and over            18,541,716          19,884,534
         Other time deposits                                  17,829,377          20,016,065
         Other savings deposits                                4,668,253           5,029,514
                                                           -------------       -------------
            Total deposits                                   119,456,584         123,973,308

     Short-term borrowings                                     4,782,504           3,480,070
     Other liabilities                                         1,180,262             888,890
                                                           -------------       -------------
         Total liabilities                                   125,419,350         128,342,268
                                                           -------------       -------------

     Common Stock - No par value;
         6,000,000 shares authorized;
         Issued 2,605,673 shares at March 31, 1999
           and December 31, 1998                                      --                  --
     Additional paid in capital                               16,456,624          16,456,624
     Retained earnings                                           852,515             607,959
     Accumulated other comprehensive income                       57,887             163,636
     Treasury stock - 77,000 shares at March 31, 1999
        and December 31, 1998                                   (550,686)           (550,686)
                                                           -------------       -------------
         Total shareholders' equity                           16,816,340          16,677,533
                                                           -------------       -------------

Total liabilities and shareholders' equity                 $ 142,235,690       $ 145,019,801
                                                           =============       =============



          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    Quarter Ended
                                                           March 31, 1999      March 31, 1998
                                                           --------------      --------------
Interest and fee income
     Interest and fees on loans                            $   2,067,951       $   2,035,369
     Interest and dividends on investment securities             459,522             326,454
     Other interest income                                       117,619             165,736
                                                           -------------       -------------
         Total interest and fee income                         2,645,092           2,527,559
                                                           -------------       -------------

Interest expense
     Interest on deposits                                        803,392             775,235
     Interest on short-term borrowings                            40,511              52,159
                                                           -------------       -------------
         Total interest expense                                  843,903             827,394
                                                           -------------       -------------

     Net interest income                                       1,801,189           1,700,165
         Provision for loan losses                                 5,000              15,000
                                                           -------------       -------------
     Net interest income after provision for loan losses       1,796,189           1,685,165
                                                           -------------       -------------

Other income
     Service charges, fees and commissions                       268,231             180,931
     Other non-interest income                                     3,995               3,262
                                                           -------------       -------------
         Total other income                                      272,226             184,193
                                                           -------------       -------------

Other expense
     Salaries and employee benefits                              727,680             634,475
     Net occupancy expense                                       272,467             228,003
     Other operating expenses                                    401,320             365,554
                                                           -------------       -------------
         Total other expense                                   1,401,467           1,228,032
                                                           -------------       -------------

Income before income tax expense                                 666,948             641,326
     Income tax expense                                          240,000             230,222
                                                           -------------       -------------
Net income                                                 $     426,948       $     411,104
                                                           =============       =============

Basic earnings per share                                   $         .16       $         .16
                                                           =============       =============
Diluted earnings per share                                 $         .16       $         .16
                                                           =============       =============
Dividends per common share                                 $         .07       $         .05
                                                           =============       =============



          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
           (UNAUDITED) FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                                  Accumulated Other
                                          Common     Additional        Retained      Treasury       Comprehensive
                                          Stock    Paid In Capital     Earnings       Stock           Income            Total
                                         ---------------------------------------------------------------------------------------
December 31, 1997                        $   --      $12,206,882      $ 3,738,498    $(550,686)     $ 126,653       $ 15,521,347

Comprehensive income

   Net income                                --               --          411,104           --             --            411,104

Net unrealized losses on securities

   (net of tax effect of $5,890)             --               --               --           --        (10,029)           (10,029)
                                                                                                                    ------------

Comprehensive income                         --               --               --           --             --            401,075
                                                                                                                    ------------

Cash dividends                               --               --         (140,491)          --             --           (140,491)
                                         ------      -----------      -----------    ---------      ---------       ------------


March 31, 1998                           $   --      $12,206,882      $ 4,009,111    $(550,686)     $ 116,624       $ 15,781,931
                                         ======      ===========      ===========    =========      =========       ============


December 31, 1998                        $   --      $16,456,624      $   607,959    $(550,686)     $ 163,636       $ 16,677,533

Comprehensive income

  Net income                                 --               --          426,948           --             --            426,948

Net unrealized losses on securities
   (net of tax effect of $62,106)            --               --               --           --       (105,749)          (105,749)
                                                                                                                    ------------

Comprehensive income                         --               --               --           --             --            321,199
                                                                                                                    ------------

Cash dividends                               --               --         (182,392)          --             --           (182,392)
                                         ------      -----------      -----------    ---------      ---------       ------------


March 31, 1999                           $   --      $16,456,624      $   852,515    $(550,686)     $  57,887       $ 16,816,340
                                         ======      ===========      ===========    =========      =========       ============


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Three Months Ended
                                                                      March 31,
                                                                1999               1998
                                                          -------------------------------
Cash flows from operating activities:
     Net income                                           $    426,948       $    411,104
     Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
         Depreciation                                           99,454             56,220
         Net amortization (accretion) of unearned
           premiums/discounts on investments                    30,870            (19,290)
         Decrease (increase) in other assets                   125,800           (879,978)
         Provision for loan losses                               5,000             15,000
         Increase in other liabilities                         353,568            290,278
                                                          ------------       ------------
Net cash provided by (used in) operating activities          1,041,640           (126,666)
                                                          ------------       ------------

Cash flows from investing activities:
     Purchase of investment securities                      (2,200,000)        (2,012,344)
     Maturities of investment securities                     2,000,000
     Net increase in loans                                  (2,103,467)        (3,615,088)
     (Purchase) disposal of premises and equipment             (36,592)           174,835
                                                          ------------       ------------
Net cash used in investing activities                       (2,340,059)        (5,452,597)
                                                          ------------       ------------

Cash flows from financing activities:
     Net increase(decrease) in deposit accounts             (4,516,724)           281,383
     Net increase in short-term borrowings                   1,302,434          2,065,422
     Dividends                                                (182,392)          (140,491)
                                                          ------------       ------------
Net cash provided by(used in) financing activities          (3,396,682)         2,206,314
                                                          ------------       ------------

Net decrease in cash and cash equivalents                   (4,695,101)        (3,372,949)
Cash and cash equivalents, beginning of period              22,921,060         22,017,259
                                                          ------------       ------------

Cash and cash equivalents, end of period                  $ 18,225,959       $ 18,644,310
                                                          ============       ============

Supplemental disclosure of cash flow data:
     Cash paid during the year for:
         Interest                                         $    834,120       $    893,222
         Income taxes                                           36,735             22,498



          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1:  BASIS OF PRESENTATION
Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the period ending March 31, 1999 are not necessarily indicative of the results, which may be expected for the entire year.

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

NOTE 3:  INVESTMENT SECURITIES
Investment securities to be "Held to Maturity" are carried at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method. Investment securities classified as "Available for Sale" are marked to market with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method. Of the Company's securities, $33,560,608 are classified as "Available for Sale" and $200,000 are classified as "Held to Maturity at March 31, 1999."

The amortized cost of Securities held by the Company at March 31, 1999 classified as "Available for Sale" is $33,468,724. The aggregate fair value of securities "Available for Sale" on the basis of market quotations as of March 31, 1999, is $33,560,608. The unrealized gain as of March 31, 1999, on such securities is $91,884. The value of securities "Held to Maturity" as of March 31, 1999, is $200,000.

The amortized cost of all Securities held by the Company at December 31, 1998, and classified as "Available for Sale" was $33,499,594. The aggregate fair value of all securities "Available for Sale" on the basis of market quotations as of December 31, 1998, was $33,759,333. The unrealized gain as of December 31, 1998, on such securities was $259,739.

NOTE 4:  SHAREHOLDERS' EQUITY
A regular quarterly cash dividend of $.07 per share was approved for shareholders of record March 31, 1999, payable April 30, 1999.

NOTE 5:  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In June of 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes, for the first time, comprehensive accounting and reporting standards for derivative instruments and hedging activities. For accounting purposes, SFAS 133 comprehensively defines a derivative instrument. SFAS 133 requires that all derivative instruments be recorded in the statement of financial position at fair value. The accounting for the gain or loss due to change in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

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

For the first three months of 1999, the Company reported net income of $426,948 or basic and diluted earnings per share of $.16, an increase of $15,844 compared to the net income for the first three months of 1998 of $411,104 or basic and diluted earnings per share of $.16. Total assets for the period decreased $2,784,111 or 1.92% from December 31, 1998, to March 31, 1999.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998, TO THREE MONTHS ENDED MARCH 31, 1999

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income increased $15,844 or 3.85% to $426,948 for the three months ended March 31, 1999, from $411,104 for the three months ended March 31, 1998. The increase is primarily due to an increase in average earning assets and higher loan volume in the mortgage area due to continually favorable rates and refinancing activity.

NET INTEREST INCOME

Net interest income increased $101,024 or 5.94% to $1,801,189 for the three months ended March 31, 1999, from $1,700,165 for the three months ended March 31, 1998. Total interest and fee income increased $117,533 or 4.65% for the three months ended March 31, 1999, to $2,645,092 from $2,527,559 for the three months ended March 31, 1998. This increase in interest and fee income is primarily a result of average total loans for the three months ended March 31, 1999, of approximately $86,230,000 compared to average total loans of approximately $82,392,000 for the three months ended March 31, 1998. The loan portfolio produces the highest yield of all earning assets. Investment portfolio income increased $133,068 or 40.76% to $459,522 for the period ended March 31, 1999, as compared to $326,454 for the three months ended March 31, 1998, due to the shifting of investments from federal funds sold to U. S. Treasury obligations with a fixed rate. This was implemented to protect the banks interest rate spread in a declining rate market.

Total interest expense increased $16,509 or 2.00% to $843,903 for the three months ended March 31, 1999, from $827,394 for three months ended March 31, 1998. The increase is due to an increase in average interest bearing deposits. Interest paid on deposits of $803,392 reflected an increase of 3.63% for the three months ended March 31, 1999, compared to $775,235 of interest paid on deposits for the three months ended March 31, 1998. Total interest bearing deposits averaged approximately $78,861,000 for the three months ended March 31, 1998, as compared to approximately $91,012,000 for the three months ended March 31, 1999. The average cost of interest bearing liabilities for the three months ended March 31, 1998, was approximately 4.07% as compared to the average cost of interest bearing liabilities of approximately 3.66% for the three months ended March 31, 1999. Interest on short-term borrowings decreased $11,648 to $40,511 for the period ended March 31, 1999, from $52,159 for the three months ended March 31, 1998. Short-term borrowings consisted of demand notes to the U.S. Treasury and securities sold under agreements to repurchase for the three months ended March 31, 1998 and for the three months ended March 31, 1999.

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

During the quarter ended March 31, 1999, $5,000 was charged to the provision for loan losses compared to $15,000 for the quarter ended March 31, 1998. At March 31, 1999, the allowance for loan losses was $1,263,886 or 1.47% of total loans. This compares to an allowance of $1,210,313 or 1.45% as of March 31, 1998. During the quarter ended March 31, 1999, the Bank incurred two charge offs totaling $11,482 as compared to three charge off totaling $15,515 for the same period ended March 31, 1998. There were six loans on non-accrual status at March 31, 1999, totaling $236,947 and six loans on non-accrual at March 31, 1998, totaling $436,498. Loans past due over 30 days totaled $382,417 or .44% of total loans at March 31, 1999, compared to $1,055,538 or 1.26% of total loans at March 31, 1998. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. The allowance for loan losses at March 31, 1999, in management's opinion, is adequate for future losses that may occur in the loan portfolio.

OTHER INCOME

Other income for the three months ended March 31, 1999, increased $88,033 or 47.79% to $272,226 from $184,193 for the three months ended March 31, 1998. The increase is due to an increase in service charges and fees on a larger volume of deposits for the period ended March 31, 1999, as compared to the same period ended March 31, 1998 and a larger volume of mortgage loans creating more service release income for the Bank.

OTHER EXPENSE
Bank overhead increased $173,435 or 14.12% to $1,401,467 for the three months ended March 31, 1999, from $1,228,032 for the three months ended March 31, 1998. Salaries and employee benefits increased $93,205 or 14.69% to $727,680 for the period ended March 31, 1999, from $634,475 for the three month period ended March 31, 1998. This increase is primarily attributed to annual merit raises given to the employees and the addition of six staff and the increase in commissions paid to mortgage loan officers. Other operating expenses increased $35,766 or 9.78% to $401,320 for the period ending March 31, 1999, from $365,554 for the period ending March 31, 1998. This increase is the result of a new telephone system and the implementation of a training department.

LIQUIDITY
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company's primary liquid assets accounted for 36.41% and 31.71% of total assets at March 31, 1999, and 1998, respectively. Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Bank's core deposits consist of IPCs, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Bank and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits averaged 84.55% of earning assets during the first three months of 1999 as compared to 89.90% of earning assets for the first three months of 1998. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At March 31, 1999 and 1998, the Bank's liquidity ratio was 36.09% and 30.48%, respectively.

CAPITAL RESOURCES
The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering, the retention of earnings less dividends paid and the exercising of stock options for a total shareholders' equity at March 31, 1999, of $16,816,340. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The total risk based capital ratio at March 31, 1999, for the Bank is 18.52% and at March 31, 1998, was 18.42%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing. The Bank does not plan for any significant capital expenditures during 1999.

YEAR 2000
The following disclosure contains forward-looking statements, which involve risks and uncertainties. The actual impact of the Year 2000 issue on the Bank could materially differ from that which is anticipated in these forward-looking statements because of certain factors identified below.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27 Financial Data Schedule for the three months ended March 31, 1999 (for SEC use only).

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BANK OF SOUTH CAROLINA CORPORATION

May 12, 1999

                                   BY:  /s/ Hugh C. Lane, Jr.
                                        ----------------------------------------
                                        Hugh C. Lane, Jr.
                                        President


                                   BY:  /s/ William L. Hiott, Jr.
                                        ---------------------------------------
                                        William L. Hiott, Jr.
                                        Executive Vice President & Treasurer