Form 10QSB
period 1999-06-30
BANK OF SOUTH CAROLINA CORP
filed 1999-08-12
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                                     June 30, 1999
                                                                   -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 0-27702

                       Bank of South Carolina Corporation
                       ----------------------------------
       (Exact name of small business issuer as specified in its charter)

         South Carolina                                  57-1021355
    ------------------------                             ----------
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

As of August 5, 1999, there were 2,605,597 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                                  Yes [ ]        No [X]

                               Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                             Report on Form 10-QSB
                               for quarter ended
                                 June 30, 1999

                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets - June 30, 1999
       and December 31, 1998                                            3
     Consolidated Statements of Operations - Three months
       ended June 30, 1999 and 1998                                     4
     Consolidated Statements of Operations - Six months
       ended June 30, 1999 and 1998                                     5
     Consolidated Statements of Shareholders'
       Equity and Comprehensive Income - Six months ended
       June 30, 1999 and 1998                                           6
     Consolidated Statements of Cash Flows - Six months
       ended June 30, 1999 and 1998                                     7
     Notes to Consolidated Financial Statements                         8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                9
           Liquidity                                                   12
           Capital Resources                                           12
           Year 2000                                                   12
           Accounting and Reporting Changes                            15
           Effect of Inflation and Changing Prices                     15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             16
Item 2.  Changes in Securities                                         16
Item 3.  Default Upon Senior Securities                                16
Item 4.  Submission of Matters to a Vote of Security Holders           16
Item 5.  Other Information                                             16
Item 6.  Exhibits and Reports on Form 8-K                              16

Signatures                                                             17

                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
Assets:                                                             June 30, 1999     December 31, 1998
                                                                    -------------     -----------------

     Cash and due from banks                                        $   8,117,717       $   7,464,394
     Interest bearing deposits in other banks                               6,791               6,666
     Federal funds sold                                                11,525,000          15,450,000
     Investment securities available for sale                          37,068,345          33,759,333
     Investment securities held to maturity                               600,521                  --
     Loans                                                             88,116,294          84,140,365
         Allowance for loan losses                                     (1,270,503)         (1,239,968)
                                                                    -------------       -------------
     Net loans                                                         86,845,791          82,900,397
     Premises and equipment, net                                        3,921,910           4,056,891
     Other assets                                                       1,602,673           1,382,120
                                                                    -------------       -------------

Total assets                                                        $ 149,688,748       $ 145,019,801
                                                                    =============       =============

Liabilities and shareholders' equity:
     Deposits:
         Non-interest bearing demand                                $  32,988,536       $  32,327,281
         Interest bearing demand                                       25,683,620          23,834,038
         Money market accounts                                         23,488,860          22,881,876
         Certificates of deposit $100,000 and over                     17,177,403          19,884,534
         Other time deposits                                           17,107,300          20,016,065
         Other savings deposits                                         5,530,115           5,029,514
                                                                    -------------       -------------
            Total deposits                                            121,975,834         123,973,308

     Short-term borrowings                                             10,021,907           3,480,070
     Other liabilities                                                    802,758             888,890
                                                                    -------------       -------------
         Total liabilities                                            132,800,499         128,342,268
                                                                    -------------       -------------

     Common Stock - No par value;
         6,000,000 shares authorized;
         Issued 2,605,597 shares at June 30, 1999
           and December 31, 1998                                               --                  --
     Additional paid in capital                                        16,456,624          16,456,624
     Retained earnings                                                  1,066,547             607,959
     Accumulated other comprehensive income (loss),
         net of income taxes                                              (84,236)            163,636
     Treasury stock - 77,000 shares at June 30, 1999
        and December 31, 1998                                            (550,686)           (550,686)
                                                                    -------------       -------------
         Total shareholders' equity                                    16,888,249          16,677,533
                                                                    -------------       -------------

Total liabilities and shareholders' equity                          $ 149,688,748       $ 145,019,801
                                                                    =============       =============


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three Months       Three Months
                                                                        Ended               Ended
                                                                    June 30, 1999       June 30, 1998
                                                                    -------------       -------------

Interest and fee income
     Interest and fees on loans                                     $    2,103,060      $    2,066,747
     Interest and dividends on investment securities                       474,997             299,954
     Other interest income                                                 154,611             226,199
                                                                    --------------      --------------
         Total interest and fee income                                   2,732,668           2,592,900
                                                                    --------------      --------------

Interest expense
     Interest on deposits                                                  780,384             843,517
     Interest on short-term borrowings                                      74,613              67,117
                                                                    --------------      --------------
         Total interest expense                                            854,997             910,634
                                                                    --------------      --------------

     Net interest income                                                 1,877,671           1,682,266
         Provision for loan losses                                              --              15,000
                                                                    --------------      --------------
     Net interest income after provision for loan losses                 1,877,671           1,667,266
                                                                    --------------      --------------


Other income
     Service charges, fees and commissions                                 243,229             220,449
     Other non-interest income                                               4,712               4,596
                                                                    --------------      --------------
         Total other income                                                247,941             225,045
                                                                    --------------      --------------


Other expense
     Salaries and employee benefits                                        761,421             675,238
     Net occupancy expense                                                 303,635             267,417
     Other operating expenses                                              361,813             356,376
                                                                    --------------      --------------
         Total other expense                                             1,426,869           1,299,031
                                                                    --------------      --------------


Income before income tax expense                                           698,743             593,280
     Income tax expense                                                    250,200             213,000
                                                                    --------------      --------------
Net income                                                          $      448,543      $      380,280
                                                                    ==============      ==============

Basic earnings per share                                            $          .17      $          .15
                                                                    ==============      ==============
Diluted earnings per share                                          $          .17      $          .15
                                                                    ==============      ==============
Dividends per common share                                          $          .09      $          .06
                                                                    ==============      ==============


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Six Months         Six Months
                                                                       Ended               Ended
                                                                   June 30, 1999       June 30, 1998
                                                                   -------------       -------------

Interest and Fee Income
     Interest and fees on loans                                     $  4,171,011        $  4,102,117
     Interest and dividends on investment securities                     934,519             626,407
     Other interest income                                               272,230             391,935
                                                                    ------------        ------------
         Total interest and fee income                                 5,377,760           5,120,459
                                                                    ------------        ------------

Interest Expense
     Interest on deposits                                              1,583,776           1,618,752
     Interest on short-term borrowings                                   115,124             119,276
                                                                    ------------        ------------
         Total interest expense                                        1,698,900           1,738,028
                                                                    ------------        ------------

Net Interest Income                                                    3,678,860           3,382,431
     Provision for loan losses                                             5,000              30,000
                                                                    ------------        ------------
Net interest income after provision for loan losses                    3,673,860           3,352,431
                                                                    ------------        ------------

Other Income
     Service charges, fees and commissions                               511,461             401,380
     Other non-interest income                                             8,707               7,857
                                                                    ------------        ------------
         Total other income                                              520,168             409,237
                                                                    ------------        ------------

Other Expense
     Salaries and employee benefits                                    1,489,101           1,309,712
     Net occupancy expense of premises                                   576,102             495,420
     Other operating expenses                                            763,133             721,930
                                                                    ------------        ------------
         Total other expense                                           2,828,336           2,527,062
                                                                    ------------        ------------

Income before income tax expense                                       1,365,692           1,234,606
     Income tax expense                                                  490,200             443,222
                                                                    ------------        ------------
Net Income                                                          $    875,492        $    791,384
                                                                    ============        ============

Basic Earnings Per Share                                            $        .34        $        .31
                                                                    ============        ============
Diluted Earnings Per Share                                          $        .34        $        .31
                                                                    ============        ============
Dividends per common share                                          $        .16        $        .11
                                                                    ============        ============



          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                     FOR SIX MONTHS JUNE 30, 1999 AND 1998

                                                                                                    Accumulated Other
                                            Common      Additional       Retained        Treasury     Comprehensive
                                            Stock    Paid In Capital     Earnings         Stock        Income (loss)       Total
                                            ------   ---------------   -----------      ----------  -----------------  ------------

December 31, 1997                           $   --     $12,206,882     $ 3,738,498      $ (550,686)     $  126,653     $ 15,521,347
                                                                                                        ----------

Comprehensive income:

   Net income                                   --              --         791,384              --              --          791,384

   Net unrealized losses on securities
      (net of tax effect of $59,975)            --              --              --              --         (24,534)         (24,534)
                                                                                                                       ------------

Total comprehensive income                      --              --              --              --              --          766,850
                                                                                                                       ------------

Shares issued for the exercise
of stock options                                --         124,000              --              --              --          124,000

Cash dividends                                  --              --        (300,164)             --              --         (300,164)
                                            ------     -----------     -----------      ----------      ----------     ------------


June 30, 1998                               $   --     $12,330,882     $ 4,229,718      $ (550,686)     $  102,119     $ 16,112,033
                                            ======     ===========     ===========      ==========      ==========     ============






December 31, 1998                           $   --     $16,456,624     $   607,959      $ (550,686)     $  163,636     $ 16,677,533

Comprehensive income:

  Net income                                    --              --         875,492              --              --          875,492

  Net unrealized losses on securities
      (net of tax effect of $49,472)            --              --              --              --        (247,872)        (247,872)
                                                                                                                       ------------

Total comprehensive income                      --              --              --              --              --          627,620
                                                                                                                       ------------

Cash dividends                                  --              --        (416,904)             --              --         (416,904)
                                            ------     -----------     -----------      ----------      ----------     ------------


June 30, 1999                               $   --     $16,456,624     $ 1,066,547      $ (550,686)     $  (84,236)    $ 16,888,249
                                            ======     ===========     ===========      ==========      ==========     ============





          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Six Months Ended June 30,
                                                                         1999                1998
                                                                    -------------       -------------
Cash flows from operating activities:
     Net income                                                     $     875,492       $     791,384
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation                                                     239,153             147,020
         Net accretion of unearned
             discounts on investments                                      (2,938)             (6,888)
         (Increase) decrease in other assets                              (74,978)          1,052,618
         Provision for loan losses                                          5,000              30,000
         Increase (decrease) in other liabilities                         (86,132)             56,333
                                                                    -------------       -------------
Net cash provided by operating activities                                 955,597           2,070,467
                                                                    -------------       -------------

Cash flows from investing activities:
     Purchase of investment securities                                 (4,300,042)         (2,012,344)
     Maturities of investment securities                                       --           1,193,881
     Net increase in loans                                             (3,950,394)         (2,652,813)
     Purchase of premises and equipment                                  (104,172)         (2,408,360)
                                                                    -------------       -------------
Net cash used in investing activities                                  (8,354,608)         (5,879,645)
                                                                    -------------       -------------

Cash flows from financing activities:
     Net increase (decrease) in deposit accounts                       (1,997,474)         14,972,022
     Net increase in short-term borrowings                              6,541,837           3,181,786
     Exercise of stock options                                                 --             124,000
     Dividends                                                           (416,904)           (300,164)
                                                                    -------------       -------------
Net cash provided by financing activities                               4,127,459          17,977,644
                                                                    -------------       -------------

Net increase (decrease) in cash and cash equivalents                   (3,271,552)         14,168,466
Cash and cash equivalents, beginning of period                         22,921,060          22,017,259
                                                                    -------------       -------------

Cash and cash equivalents, end of period                            $  19,649,508       $  36,185,725
                                                                    =============       =============

Supplemental disclosure of cash flow data: Cash paid during the year for:
         Interest                                                   $   1,820,302       $   1,737,128
         Income taxes                                                     490,200             463,010

Non-cash investing activities:
     Transfer of assets from prepaid account to
         fixed asset account                                                   --           1,191,442






          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999

NOTE 1:  BASIS OF PRESENTATION

Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results, which may be expected for the entire year.

NOTE 2:  INVESTMENT SECURITIES

Investment securities to be "Held to Maturity" are carried at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method. Investment securities classified as "Available for Sale" are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method. Of the Company's securities, $37,068,345 are classified as "Available for Sale" and $600,521 are classified as "Held to Maturity" at June 30, 1999.

The amortized cost of Securities held by the Company at June 30, 1999, and classified as "Available for Sale" is $37,202,053. The aggregate fair value of all securities "Available for Sale" on the basis of market quotations as of June 30, 1999, is $37,068,345. The unrealized loss as of June 30, 1999, on such securities is $133,708.

The amortized cost of all Securities held by the Company at December 31, 1998, and classified as "Available for Sale" was $33,499,594. The aggregate fair value of all securities "Available for Sale" on the basis of market quotations as of December 31, 1998, was $33,759,333. The unrealized gain as of December 31, 1998, on such securities was $259,739. All of the Company's securities were classified "Available for Sale" on December 31, 1998.

NOTE 3:  SHAREHOLDERS' EQUITY

The Board of Directors approved a dividend increase of $.02 per share at its June 1999 Board meeting, increasing the regular quarterly dividend to $.09 per share for shareholders of record at June 30, 1999, payable July 31, 1999.

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

For the first six months of 1999, the Company reported net income of $875,492 or basic and diluted earnings per share of $.34, an increase of $84,108 or 10.63% compared to the net income for the first six months of 1998 of $791,384 or basic and diluted earnings per share of $.31. Total assets for the period increased $4,668,947 or 3.22% from December 31, 1998, to June 30, 1999.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30,
1998

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and it's operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income increased $68,263 or 17.95% to $448,543 for the three months ended June 30, 1999, from $380,280 for the three months ended June 30, 1998. The three months ended June 30, 1998, represents the period in which the bank capitalized a new branch and operations center, and approximately $750,000 in new check processing equipment.

NET INTEREST INCOME

Net interest income increased $195,405 or 11.62% to $1,877,671 for the three months ended June 30, 1999, from $1,682,266 for the three months ended June 30, 1998. Total interest and fee income increased $139,768 or 5.39% for the three months ended June 30, 1999, to $2,732,668 from $2,592,900 for the three months ended June 30, 1998.

Investment portfolio income increased $175,043 or 58.36% to $474,997 for the three months ended June 30, 1999, as compared to $299,954 for the three months ended June 30, 1998. This increase in revenue is primarily a result of increasing the average investment portfolio from approximately $20,400,000 for the three months ended June 30, 1998 to approximately $37,000,000 for the three months ended June 30, 1999. The source of funding for the Investment Securities is from funds previously invested in federal funds sold. Other interest income decreased $71,588 or 31.65% to $154,611 for the three months ended June 30, 1999, from $226,199 for the three months ended June 30, 1998. The decrease in revenue from federal funds sold is a result of Management investing in longer-term securities to protect the Company's net interest spread.

Total interest expense decreased $55,637 or 6.11% to $854,997 for the three months ended June 30, 1999, from $910,634 for three months ended June 30, 1998. The decrease in interest expense is primarily due to the decrease in the average cost of interest bearing liabilities for the period ended June 30, 1999 of 3.50% and 4.14% for the period ended June 30, 1998. Interest on deposits for the three months ended June 30, 1999, was $780,384 compared to $843,517 for the three months ended June 30, 1998, a decrease of $63,133 or 7.48%. Interest on short-term borrowings increased $7,496 or 11.17% to $74,613 for the period ended June 30, 1999, from $67,117 for the three months ended June 30, 1998. Short-term borrowings consist of demand notes to the U. S. Treasury and securities sold under agreement to repurchase.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on management's and the Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectable. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

During the quarter ended June 30, 1999, no charges to the provision for loan losses were made, compared to $15,000 for the quarter ended June 30, 1998 due to improved asset quality. The allowance for loan losses was $1,270,503 or 1.43% of total loans at June 30, 1999. This compares to an allowance of $1,227,269 or 1.49% of total loans at June 30, 1998. During the quarter ended June 30, 1999, the Bank incurred two charge-offs totaling $2,883 as compared to two charge-offs totaling $6,321 for the same period ended June 30, 1998. There were five loans on non-accrual status at June 30, 1999, for $69,109 as compared to nine loans on non-accrual status totaling $465,576 at June 30, 1998. Loans past due over 30 days totaled $349,178 or .40% of total loans at June 30, 1999, compared to $707,380 or .86% of total loans at June 30, 1998, and one loan for $2,842 past due 90 days or more and still accruing at June 30, 1999, compared to no loans past due 90 days or more and still accruing at June 30, 1998. Four recoveries totaling $9,500 occurred during the three months ended June 30, 1999 as compared to six recoveries totaling $8,277 for the three months ended June 30, 1998. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful.

OTHER INCOME

Other income for the three months ended June 30, 1999, increased $22,896 or 10.17% to $247,941 from $225,045 for the three months ended June 30, 1998. The increase is due largely to an increase in overdraft fees charged. Service charges, fees and commissions were $243,229 for the three months ended June 30, 1999, compared to $220,449 for the three months ended June 30, 1998, an increase of $22,780 or 10.33%.

GENERAL AND ADMINISTRATIVE EXPENSES

Bank overhead increased $127,838 or 9.84% to $1,426,869 for the three months ended June 30, 1999, from $1,299,031 for the three months ended June 30, 1998. Salaries and employee benefits increased $86,183 or 12.76% to $761,421 for the three months ended June 30, 1999, from $675,238 for the three month period ended June 30, 1998. This increase is primarily attributed to annual merit raises given to the employees and the addition of five new employees. Net occupancy expense increased $36,218 or 13.54% to $303,635 for the three months ended June 30, 1999, from $267,417 for the three months ended June 30, 1998. This increase is primarily due to the addition of new equipment and software maintenance in the Bank's technology upgrade. Other operating expenses increased $5,437 or 1.53% to $361,813 for the three months ended June 30, 1999, from $356,376 for the three months ended June 30, 1998.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998

Net income increased $84,108 or 10.63% to $875,492 for the six month ended June 30, 1999, from $791,384 for the six months ended June 30, 1998. The increase is primarily due to a higher volume of earning assets during the 1999 six months period.

NET INTEREST INCOME

Net interest income increased $296,429 or 8.76% to $3,678,860 for the six months ended June 30, 1999, from $3,382,431 for the six months ended June 30, 1998. Total interest and fee income increased $257,301 or 5.02% for the six months ended June 30, 1999, to $5,377,760 from $5,120,459 for the six months ended June 30, 1998. This increase in interest and fee income is the result of loan growth for the comparable periods and the employment of funds in the securities market as opposed to federal funds sold. Interest and dividends on investments increased $308,112 or 49.19% to $934,519 for the six months ended June 30, 1999, from $626,407 for the six months ended June 30, 1998. Federal funds sold (other interest income) decreased $119,705 or 30.54% to $272,230 for the six months ended June 30, 1999 from $391,935 for the six months ended June 30, 1998. This change in investments was made by management to stabilize the Company's net interest spread.

Total interest expense decreased $39,128 or 2.25% to $1,698,900 for the six months ended June 30, 1999 from $1,738,028 for six months ended June 30, 1998. The decrease is primarily due to a decrease in the average cost of interest bearing liabilities to 3.58% for the six months ended June 30, 1999 from 4.10% for the six months ended June 30, 1998. Interest on deposits for the six months ended June 30, 1999, was $1,583,776 compared to $1,618,752 for the six months ended June 30, 1998, a decrease of $34,976 or 2.16%. Interest on short-term borrowings decreased $4,152 or 3.48% to $115,124 for the six months ended June 30, 1999, from $119,276 for the six months ended June 30, 1998. Short-term borrowings consist of demand notes to the U.S. Treasury and securities sold under agreements to repurchase.

PROVISION FOR LOAN LOSSES

During the six months ended June 30, 1999, $5,000 was charged to the provision for loan losses compared to $30,000 for the six months ended June 30, 1998. At June 30, 1999 the allowance for loan losses was $1,270,503, or 1.43% of total loans. This compares to an allowance of $1,227,269 or 1.49% of total loans at June 30, 1998. During the six months ended June 30, 1999, the Bank incurred four charge-offs totaling $14,366 as compared to five charge-offs totaling $21,836 for the same period ended June 30, 1998. Eight recoveries totaling $39,900 occurred during the six months ended June 30, 1999, as compared to nine recoveries totaling $8,577 for the six months ended June 30, 1998.

OTHER INCOME

Other income for the six months ended June 30, 1999, increased $110,931 or 27.11% to $520,168 from $409,237 for the six months ended June 30, 1998. This increase is due in part to continued growth in the mortgage loan area. Service release premiums increased approximately $33,000 from the six months ended June 30, 1999, and June 30, 1998, overdraft fees charged increased approximately $39,000 and credit card fees increased approximately $22,000 due to a change in the service provider and a restructuring of the fees.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $301,274 or 11.92% to $2,828,336 for the six months ended June 30, 1999, from $2,527,062 for the six months ended June 30, 1998. Salaries and employee benefits increased $179,389 or 13.70% to $1,489,101 for the six months ended June 30, 1999, from $1,309,712 for the six months ended June 30, 1998. This increase is primarily attributed to annual merit raises given to the employees and the addition of five new employees. Net occupancy expense increased $80,682 or 16.29% to $576,102 for the six months ended June 30, 1999, from $495,420 for the six months ended June 30, 1998. This increase is primarily due to increased depreciation expense due to the new imaging equipment and the upgrade of the bank's hardware and software, and increased maintenance contracts for the hardware and software. Other operating expenses increased $41,203 or 5.71% to $763,133 for the six months ended June 30, 1999, from $721,930 for the six months ending June 30, 1998. This increase is due to a renewal in the data processing contract, which resulted in an increase in the fees.

LIQUIDITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. Company's primary liquid assets accounted for 38.99% and 40.43% of average assets at June 30, 1999, and 1998, respectively. Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At June 30, 1999 and 1998, the Bank's liquidity ratio was 33.17% and 36.95%, respectively.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering, the retention of earnings less dividends paid and the exercising of stock options for a total shareholders' equity at June 30, 1999, of $16,888,249. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at June 30, 1999, for the Bank is 18.25% and at June 30, 1998, was 18.04%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

YEAR 2000

The following disclosure contains forward-looking statements, which involve risks and uncertainties. The actual impact of the Year 2000 issue on the Bank could materially differ from that which is anticipated in these forward-looking statements because of certain factors identified below.

THE COMPANY'S STATE OF READINESS

The Company's management and Board of Directors are aware of the issues presented by the Year 2000-century change and the serious consequences it could have on the Company and its customers. The problem lies in the fact that some computer systems store dates in two-digit format (98) instead of four-digit format (1998). On January 1, 2000, it is possible that some computer systems will be unable to distinguish between the year 1900 and the year 2000. If not corrected, this could cause system failure, miscalculations and disruption of normal business operations, such as the temporary inability to process transactions, send bank statements or engage in every day business activities.

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

We have inventoried all hardware, software, third party vendors and environmental systems. All mission critical systems, vendors and customers have been identified. We are in the process of developing contingency plans in the event that any of these parties are not ready in time. For our internal systems, we have completed the assessment phase and have upgraded where needed. We have communicated with all third party vendors that the Bank relies on to assess their progress and we are monitoring their efforts. We have developed a Year 2000 Testing Plan and Strategy and all mission critical systems were tested and validated by December 31, 1998. We tested and validated all other systems as of June 30, 1999.

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

CONTINGENCY PLANS

The Company developed a contingency plan specifically for problems arising due to the Year 2000 utilizing its existing disaster recovery plans. The disaster recovery plan gives step-by-step details on how to function if normal resources were not available. On September 25, 1999, the Company will test its contingency plans for Year 2000 at all four of it's locations.

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

SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of SFAS 133" delayed the effective date of this statement for one year. SFAS 133 applies to all entities and is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a materially adverse impact on the consolidated financial position or results of operations of the Company.

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

ITEM 2.  CHANGES IN SECURITIES
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
Exhibit 27.1 Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BANK OF SOUTH CAROLINA CORPORATION

August 11, 1999
                                  BY:   /s/ Hugh C. Lane, Jr.
                                        ---------------------------------------
                                        Hugh C. Lane, Jr.
                                        President



                                  BY:   /s/ William L. Hiott, Jr.
                                        ---------------------------------------
                                        William L. Hiott, Jr.
                                        Executive Vice President & Treasurer