Form 10QSB
period 1999-09-30
BANK OF SOUTH CAROLINA CORP
filed 1999-11-15
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999
                               ------------------

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

                                 (843) 724-1500
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   [X]       No     [ ]

As of November 5, 1999, there were 2,605,597 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                            Yes   [ ]       No     [X]

                                Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                              Report on Form 10-QSB
                             for three months ended
                               September 30, 1999


                                                                                             Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets - September 30, 1999
        and December 31, 1998 ................................................................. 3
     Consolidated Statements of Operations - Three months
        ended September 30, 1999 and 1998 ..................................................... 4
     Consolidated Statements of Operations - Nine months
        ended September 30, 1999 and 1998 ..................................................... 5
     Consolidated Statements of Shareholders' Equity and
         Comprehensive Income- Nine months ended September 30, 1999 and 1998 .................. 6
     Consolidated Statements of Cash Flows - Nine months
        ended September 30, 1999 and 1998 ..................................................... 7
     Notes to Consolidated Financial Statements ............................................... 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................................... 8 - 12
         Liquidity............................................................................ 12
         Capital Resources.................................................................... 12
         Year 2000....................................................................... 12 - 14
         Accounting and Reporting Changes..................................................... 14
         Effect of Inflation and Changing Prices.............................................. 14

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings............................................................... 15
     Item 2.  Changes in Securities........................................................... 15
     Item 3.  Default Upon Senior Securities.................................................. 15
     Item 4.  Submission of Matters to a Vote of Security Holders............................. 15
     Item 5.  Other Information............................................................... 15
     Item 6.  Exhibits and Reports on Form 8-K................................................ 15

     Signatures............................................................................... 16

                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                        (UNAUDITED)
Assets:                                                              September 30, 1999     December 31, 1998
                                                                     ------------------     -----------------

     Cash and due from banks                                           $    9,516,428         $    7,464,394
     Interest bearing deposits in other banks                                   6,854                  6,666
     Federal funds sold                                                    10,250,000             15,450,000
     Investment securities available for sale                              35,054,099             33,759,333
     Investment securities held to maturity                                   600,364                      -
     Loans                                                                 90,987,147             84,140,365
         Allowance for loan losses                                         (1,276,685)            (1,239,968)
                                                                       --------------         --------------
     Net loans                                                             89,710,462             82,900,397
     Premises and equipment, net                                            3,911,291              4,056,891
     Accrued interest receivable and other assets                           1,480,779              1,382,120
                                                                       --------------         --------------

Total assets                                                           $  150,530,277         $  145,019,801
                                                                       ==============         ==============

Liabilities and shareholders' equity:
     Deposits:
         Non-interest bearing demand                                   $   32,256,566         $   32,327,281
         Interest bearing demand                                           26,724,739             23,834,038
         Money market accounts                                             23,747,861             22,881,876
         Certificates of deposit $100,000 and over                         17,212,269             19,884,534
         Other time deposits                                               16,585,258             20,016,065
         Other savings deposits                                             6,386,235              5,029,514
                                                                       --------------         --------------
           Total deposits                                                 122,912,928            123,973,308

     Short-term borrowings                                                  9,536,785              3,480,070
     Accrued interest payable and other liabilities                           910,552                888,890
                                                                       --------------         --------------
         Total liabilities                                                133,360,265            128,342,268
                                                                       --------------         --------------

     Common Stock - No par value;
         6,000,000 shares authorized;
         Issued 2,605,597 shares at September 30, 1999
              and December 31, 1998                                                 -                      -
     Additional paid in capital                                            16,456,624             16,456,624
     Retained earnings                                                      1,338,864                607,959
     Accumulated other comprehensive
         income (loss), net of income taxes                                   (74,790)               163,636
     Treasury stock; 77,000 shares at September 30, 1999
         and December 31, 1998                                               (550,686)              (550,686)
                                                                       --------------         --------------
         Total shareholders' equity                                        17,170,012             16,677,533
                                                                       --------------         --------------

Total liabilities and shareholders' equity                             $  150,530,277         $  145,019,801
                                                                       ==============         ==============


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                Three Months Ended
                                                                    September 30, 1999       September 30, 1998
                                                                    ------------------       ------------------
Interest and fee income
     Interest and fees on loans                                        $  2,161,526             $   2,049,120
     Interest and dividends on investment securities                        489,799                   311,563
     Other interest income                                                  171,503                   429,565
                                                                       ------------             -------------
         Total interest and fee income                                    2,822,828                 2,790,248
                                                                       ------------             -------------

Interest expense
     Interest on deposits                                                   775,170                   980,879
     Interest on short-term borrowings                                       96,488                    59,919
                                                                       ------------             -------------
         Total interest expense                                             871,658                 1,040,798
                                                                       ------------             -------------

     Net interest income                                                  1,951,170                 1,749,450
         Provision for loan losses                                           30,000                    15,000
                                                                       ------------             -------------
         Net interest income after provision for loan losses              1,921,170                 1,734,450
                                                                       ------------             -------------


Other income
     Service charges, fees and commissions                                  313,707                   215,552
     Other non-interest income                                                6,068                     6,733
                                                                       ------------             -------------
         Total other income                                                 319,775                   222,285
                                                                       ------------             -------------


Other expense
     Salaries and employee benefits                                         784,345                   631,503
     Net occupancy expense                                                  233,084                   271,475
     Other operating expenses                                               441,703                   370,418
                                                                       ------------             -------------
         Total other expense                                              1,459,132                 1,273,396
                                                                       ------------             -------------


Income before income tax expense                                            781,813                   683,339
     Income tax expense                                                     275,000                   239,012
                                                                       ------------             -------------
Net income                                                             $    506,813             $     444,327
                                                                       ============             =============

Basic earnings per share                                               $        .19             $         .17
                                                                       ============             =============
Diluted earnings per share                                             $        .19             $         .17
                                                                       ============             =============
Dividends per common share                                             $        .09             $         .07
                                                                       ============             =============

Weighted average shares outstanding                                       2,605,597                 2,605,597



          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                 Nine Months Ended
                                                                    September 30, 1999       September 30, 1998
                                                                    ------------------       ------------------
Interest and fee income
     Interest and fees on loans                                        $  6,332,537             $ 6,151,237
     Interest and dividends on investment securities                      1,424,317                 937,970
     Other interest income                                                  443,733                 821,500
                                                                       ------------             -----------
         Total interest and fee income                                    8,200,587               7,910,707
                                                                       ------------             -----------

Interest expense
     Interest on deposits                                                 2,358,946               2,599,631
     Interest on short-term borrowings                                      211,612                 179,195
                                                                       ------------             -----------
         Total interest expense                                           2,570,558               2,778,826
                                                                       ------------             -----------

     Net interest income                                                  5,630,029               5,131,881
         Provision for loan losses                                           35,000                  45,000
                                                                       ------------             -----------
     Net interest income after provision for loan losses                  5,595,029               5,086,881
                                                                       ------------             -----------


Other income
     Service charges, fees and commissions                                  825,168                 616,932
     Other non-interest income                                               14,775                  14,590
                                                                       ------------             -----------
         Total other income                                                 839,943                 631,522
                                                                       ------------             -----------


Other expense
     Salaries and employee benefits                                       2,273,446               1,941,215
     Net occupancy expense                                                  809,187                 766,894
     Other operating expenses                                             1,204,835               1,092,349
                                                                       ------------             -----------
         Total other expense                                              4,287,468               3,800,458
                                                                       ------------             -----------


Income before income tax expense                                          2,147,504               1,917,945
     Income tax expense                                                     765,200                 682,234
                                                                       ------------             -----------
Net income                                                             $  1,382,304             $ 1,235,711
                                                                       ============             ===========

Basic earnings per share                                               $        .53             $       .48
                                                                       ============             ===========
Diluted earnings per share                                             $        .53             $       .48
                                                                       ============             ===========
Dividends per common share                                             $        .25             $       .18
                                                                       ============             ===========

Weighted average shares outstanding                                       2,605,597               2,597,061




          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                                                                               Accumulated Other
                              Common          Additional          Retained         Treasury     Comprehensive
                              Stock         Paid In Capital       Earnings           Stock          Income              Total
                           ------------------------------------------------------------------------------------------------------
December 31, 1997          $            -   $    12,206,882   $     3,738,498   $     (550,686)  $       126,653   $   15,521,347

Comprehensive income

     Net income                         -                 -         1,235,711                -                 -        1,235,711

Net unrealized gains
   on securities(net of
   tax effect of $46,555)               -                 -                 -                -            79,270           79,270
                                                                                                                   --------------

Total comprehensive income              -                 -                 -                -                 -        1,314,981
                                                                                                                   --------------

Shares issued for the
exercise of stock options               -           124,000                 -                -                 -          124,000

Cash dividends                          -                 -          (482,313)               -                 -         (482,313)
                           --------------   ---------------   ---------------   --------------   ---------------   --------------

September 30, 1998         $            -   $    12,330,882   $     4,491,896   $     (550,686)  $       205,923   $   16,478,015
                           ==============   ===============   ===============   ==============   ===============   ==============



December 31, 1998          $            -   $    16,456,624   $       607,959   $     (550,686)  $       163,636   $   16,677,533

Comprehensive income

     Net income                         -                 -         1,382,304                -                 -        1,382,304

Net unrealized losses
     on securities
   (net of tax effect
   of $140,028)                         -                 -                 -                -          (238,426)        (238,426)
                                                                                                                   --------------

Total comprehensive income              -                 -                 -                -                 -        1,143,878
                                                                                                                   --------------

Cash dividends                          -                 -          (651,399)               -                 -         (651,399)
                           --------------   ---------------   ---------------   --------------   ---------------   --------------

September 30, 1999         $            -   $    16,456,624   $     1,338,864   $     (550,686)  $       (74,790)  $   17,170,012
                           ==============   ===============   ===============   ==============   ===============   ==============




          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                               Nine Months Ended September 30,
                                                                    1999               1998
                                                               ------------       ------------
Cash flows from operating activities:
     Net income                                                $  1,382,304       $  1,235,711
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation                                               301,996            253,088
         Net accretion of unearned
           discounts on investments                                 (21,617)           (11,305)
         Decrease in accrued interest receivable
           and other assets                                          41,369            479,115
         Provision for loan losses                                   35,000             45,000
         Increase in accrued interest payable
           and other liabilities                                     21,662            209,769
                                                               ------------       ------------
Net cash provided by operating activities                         1,760,714          2,211,378
                                                               ------------       ------------

Cash flows from investing activities:
     Purchase of investment securities available for sale        (5,651,342)        (4,212,344)
     Purchase of investment securities held to maturity            (600,625)                --
     Proceeds from the sales/maturities of investment
         securities available for sale                            4,000,000          3,193,881
     Net increase in loans                                       (6,845,065)        (3,353,799)
     Purchase of premises and equipment, net                       (156,396)        (1,754,137)
                                                               ------------       ------------
Net cash used in investing activities                            (9,253,428)        (6,126,399)
                                                               ------------       ------------

Cash flows from financing activities:
     Net (decrease) increase in deposit accounts                 (1,060,380)        16,125,797
     Net increase (decrease) in short-term borrowings             6,056,715            (41,809)
     Exercise of stock options                                           --            124,000
     Dividends                                                     (651,399)          (482,313)
                                                               ------------       ------------
Net cash provided by financing activities                         4,344,936         15,725,675
                                                               ------------       ------------

Net (decrease) increase in cash and cash equivalents             (3,147,778)        11,810,654
Cash and cash equivalents, beginning of period                   22,921,060         22,017,259
                                                               ------------       ------------

Cash and cash equivalents, end of period                       $ 19,773,282       $ 33,827,913
                                                               ============       ============

Supplemental disclosure of cash flow data:
     Cash paid during the year for:
         Interest                                              $  2,662,292       $  2,845,288
         Income taxes                                               775,081            620,776

     Non-cash investing activities:
         Transfer of assets from prepaid account to
           fixed asset account                                           --          1,191,442




          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 1:  BASIS OF PRESENTATION
Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

NOTE 2:  INVESTMENT SECURITIES
Investment securities to be "Held to Maturity" are carried at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method. Investment securities classified as "Available for Sale" are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method. Of the Company's securities, $35,054,099 are classified as "Available for Sale" and $600,364 are classified as "Held to Maturity" at September 30, 1999.

The amortized cost of Securities held by the Company at September 30, 1999, and classified as "Available for Sale" is $35,172,814. The aggregate fair value of all securities "Available for Sale" on the basis of market quotations as of September 30, 1999, is $35,054,099. The unrealized loss as of September 30, 1999, on such securities is $118,715.

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

NOTE 3:  SHAREHOLDERS' EQUITY
The Board of Directors approved a dividend increase of $.02 per share at its June 1999 Board meeting, increasing the regular quarterly dividend to $.09 per share for shareholders of record at June 30, 1999, payable July 31, 1999. A regular quarterly dividend of $.09 per share was approved for shareholders of record September 30, 1999, payable October 28, 1999.

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

For the first nine months of 1999, the Company reported net income of $1,382,304 or basic and diluted earnings per share of $.53, an increase of $146,593 or 11.86% compared to net income for the first nine months of 1998 of $1,235,711 or basic and diluted earnings per share of $.48. Total assets for the period increased $5,510,476 or 3.80% from December 31, 1998 to September 30, 1999.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income increased $62,486 or 14.06% to $506,813 for the three months ended September 30, 1999 from $444,327 for the three months ended September 30, 1998.

NET INTEREST INCOME
Net interest income increased $201,720 or 11.53% to $1,951,170 for the three months ended September 30, 1999 from $1,749,450 for the three months ended September 30, 1998. Total interest and fee income increased $32,580 or 1.17% for the three months ended September 30, 1999 to $2,822,828 from $2,790,248 for the three months ended September 30, 1998. The increase in interest and fee income is the result of an increase in average loans of approximately $6,400,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, and an increase in securities investments as opposed to lower yielding federal funds sold.

Investment portfolio interest income increased $178,236 or 57.21% to $489,799 for the period ended September 30, 1999, as compared to $311,563 for the three months ended September 30, 1998. Other interest income (Federal Funds Sold) decreased $258,062 from $429,565 for the three months ended September 30, 1998 to $171,503 for the three months ended September 30, 1999.

Total interest expense decreased $169,140 or 16.25% to $871,658 for the three months ended September 30, 1999 from $1,040,798 for three months ended September 30, 1998. The decrease is primarily due to the decrease in average interest bearing deposits to approximately $91,210,000 for the three months ended September 30, 1999, from approximately $95,890,000 for the three months ended September 30, 1998. Interest on deposits for the three months ended September 30, 1999, was $775,170 compared to $980,879 for the three months ended September 30, 1998, a decrease of $205,709 or 20.97%. Interest on short-term borrowing increased $36,569 or 61.03% to $96,488 for the three months ended September 30, 1999 from $59,919 for the three months ended September 30, 1998. Short-term borrowings consist of demand notes to the U. S. Treasury and securities sold under agreements to repurchase.

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

During the quarter ended September 30, 1999, $30,000 was charged to the provision for loan losses compared to $15,000 for the quarter ended September 30, 1998. The allowance for loan losses was $1,276,685 or 1.40% of total loans at September 30, 1999. This compares to an allowance of $1,233,662 or 1.47% of total loans at September 30, 1998. During the quarter ended September 30, 1999, the Bank incurred net charge-offs totaling $23,818 as compared to net charge-offs totaling $8,607 for the same period ended September 30, 1998. There were four loans on non-accrual status at September 30, 1999 totaling $95,811 as compared to six loans on non-accrual status totaling $464,457 at September 30, 1998. Loans past due over 30 days totaled $220,886 or .24% of total loans at September 30, 1999, compared to $1,502,984 or 1.8% of total loans at September 30, 1998. Loans past due 90 days or more, which were not already placed on non-accrual status, totaled $16,314 at September 30, 1999, compared to zero loans at September 30, 1998. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. The allowance for loan losses at September 30, 1999, in management's opinion, is adequate for probable losses inherent in the loan portfolio.

OTHER INCOME
Other income for the three months ended September 30, 1999 increased $97,490 or 43.86% to $319,775 from $222,285 for the three months ended September 30, 1998. Service charges, fees and commissions were $313,707 for the three months ended September 30, 1999 compared to $215,552 for the three months ended September 30, 1998, an increase of $98,155 or 45.54%. The increase is primarily the result of an increase in service charge and fees charged by the bank and additional income generated by the mortgage department due to higher volume.

GENERAL AND ADMINISTRATIVE EXPENSES
Bank overhead increased $185,736 or 14.59% to $1,459,132 for the three months ended September 30, 1999 from $1,273,396 for the three months ended September 30, 1998. Salaries and employee benefits increased $152,842 or 24.20% to $784,345 for the period ended September 30, 1999 from $631,503 for the three month period ended September 30, 1998. This increase is primarily attributed to annual merit raises given to the employees and the addition of five new employees. Employee benefits (ESOP) was funded $60,000 during the 3 months ended September 30, 1999, where as only $24,000 for the three months ended September 30, 1998, a $36,000 difference for the periods. Net occupancy expense decreased $38,391 or 14.14% to $233,084 for the three months ended September 30, 1999, from $271,475 for the three months ended September 30, 1998. Other operating expenses increased $71,285 or 19.24% to $441,703 for the period ending September 30, 1999, from $370,418 for the period ending September 30, 1998. This increase is in part the result of increased mortgage loan volume, which resulted in an increase in loan costs and the write down to market of a mortgage loan held for sale.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net income increased $146,593 or 11.86% to $1,382,304 for the nine months ended September 30, 1999 from $1,235,711 for the nine months ended September 30, 1998. The increase is primarily due to a higher volume of earning assets during the comparable periods.

NET INTEREST INCOME
Net interest income increased $498,148 or 9.71% to $5,630,029 for the nine months ended September 30, 1999 from $5,131,881 for the nine months ended September 30, 1998. Total interest and fee income increased $289,880 or 3.66% for the nine months ended September 30, 1999 to $8,200,587 from $7,910,707 for the nine months ended September 30, 1998. The increase in interest and fee income is the result of loan growth for the comparable periods and the shift from investment in overnight Federal Funds Sold to better-yielding longer-term securities.

Total interest expense decreased $208,268 or 7.47% to $2,570,558 for the nine months ended September 30, 1999 from $2,778,826 for nine months ended September 30, 1998. The decrease is primarily due to the decrease in the average cost of interest bearing liabilities of 4.11% for the nine months ending September 30, 1998 as compared to 3.55% for the nine months ending September 30, 1999. Interest on deposits for the nine months ended September 30, 1999, was $2,358,946 compared to $2,599,631 for the nine months ended September 30, 1998, a decrease of $240,685 or 9.26%. Interest on short-term borrowings increased $32,417 or 18.09% to $211,612 for the nine months ended September 30, 1999 from $179,195 for the nine months ended September 30, 1998. Short-term borrowings consist of demand notes to the U.S. Treasury and securities sold under agreements to repurchase.

PROVISION FOR LOAN LOSSES
During the nine months ended September 30, 1999, $35,000 was charged to the provision for loan losses compared to $45,000 for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, the Bank incurred net recoveries totaling $1,717 as compared to net charge-offs totaling $21,866 for the same period ended September 30, 1998.

OTHER INCOME
Other income for the nine months ended September 30, 1999 increased $208,421 or 33.00% to $839,943 from $631,522 for the nine months ended September 30, 1998. Service charges, fees and commissions was $825,168 for the nine months ended September 30, 1999 compared to $616,932 for the nine months ended September 30, 1998 an increase of $208,236 or 33.75%. The increase is primarily the result of the bank increasing its' fee structure for service charges and fees on depository accounts and an increase in mortgage loan volume generating more fees through service release premiums.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased $487,010 or 12.81% to $4,287,468 for the nine months ended September 30, 1999 from $3,800,458 for the nine months ended September 30, 1998. Salaries and employee benefits increased $332,231 or 17.11% to $2,273,446 for the period ended September 30, 1999, from $1,941,215 for the nine months ended September 30, 1998. This increase is primarily attributed to annual merit raises given to the employees and the addition of five new staff positions. Occupancy expense increased $42,293 or 5.51% to $809,187 for the nine months ended September 30, 1999 from $766,894 for the nine months ended September 30, 1998. This increase is primarily due to the additional depreciation expense and additional maintenance contracts due to the new imaging equipment and the upgrade of the bank's check processing and information systems. Other operating expenses increased $112,486 or 10.30% to $1,204,835 for the nine months ended September 30, 1999 from $1,092,349 for the period ending September 30, 1998. This increase is a result of increased loan cost due to higher mortgage loan volume and business manager accounts receivable activity, the write down to market of $27,778 of a mortgage loan held for sale and an increase in fees associated with the banks data processing contract.

LIQUIDITY
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash, and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company's primary liquid assets accounted for 37.68% and 37.59% of average assets at September 30, 1999 and 1998, respectively. Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At September 30, 1999 and 1998, the Bank's liquidity ratio was 31.96% and 34.53%, respectively.

CAPITAL RESOURCES
The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering, the retention of earnings less dividends paid and the exercising of stock options for a total shareholders' equity at September 30, 1999, of $17,170,012. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at September 30, 1999 for the Bank is 16.79% and at September 30, 1998, was 16.89%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

CONTINGENCY PLANS
The Company developed a contingency plan specifically for problems arising due to the Year 2000 utilizing its existing disaster recovery plans. The disaster recovery plan gives step-by-step details on how to function if normal resources were not available. On Saturday, September 25, 1999 all bank employees reported to work and tested the bank's Y2K contingency plan successfully, simulating power outages and no on-line information availability.

ACCOUNTING AND REPORTING CHANGES
In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes, for the first time, comprehensive accounting and reporting standards for derivative instruments and hedging activities. For accounting purposes, SFAS 133 comprehensively defines a derivative instrument. SFAS 133 requires that all derivative instruments be recorded in the statement of financial position at fair value. The accounting for the gain or loss due to change in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27-1 Financial Data Schedule for September 30, 1999 (for SEC use only) There were no reports on Form 8-K filed during the quarter ended September 30, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BANK OF SOUTH CAROLINA CORPORATION

November 12, 1999
                             BY: /s/ Hugh C. Lane, Jr.
                                     President



                             BY: /s/ William L. Hiott, Jr.
                                     Executive Vice President & Cashier