Form 10KSB
period 1999-12-31
BANK OF SOUTH CAROLINA CORP
filed 2000-03-30
CIK 1007273

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)
For the transition period from __________ to __________

Commission file number: 0-27702

                       BANK OF SOUTH CAROLINA CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

        South Carolina                                          57-1021355
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

256 Meeting Street, Charleston, SC                               29401
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (843) 724-1500

Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

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

Issuer's revenues for its most recent fiscal year: $12,208,042

Aggregate market value of the voting stock held by non-affiliates:  $20,923,325

As of March 21, 2000, the Registrant has outstanding 2,580,597 common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       BANK OF SOUTH CAROLINA CORPORATION
                                 AND SUBSIDIARY

                                Table of Contents

                                                                            Page
                                                                            ----
                                     PART I

 Item 1.   Description of Business.............................................3
 Item 2.   Description of Property.............................................5
 Item 3.   Legal Proceedings...................................................5
 Item 4.   Submission of Matters to a Vote of Security Holders.................5

                                     PART II

 Item 5.   Market for the Company's Common Stock and Related Matters...........6
 Item 6.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................7
 Item 7.   Financial Statements and Supplementary Data........................19
 Item 8.   Changes In and Disagreements With Accountants on Accounting and
           Financial Matters..................................................37

                                    PART III

 Item 9.   Directors and Executive Officers of the Registrant.................37
Item 10.   Compensation of Officers and Directors.............................38
Item 11.   Security Ownership of Certain Beneficial Owners and Management.....41
Item 12.   Certain Relationships and Related Transactions.....................44

                                     PART IV

Item 13.   Exhibits, Financial Statements and Reports on Form 8-K.............45

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Bank of South Carolina (the "Bank") is a FDIC insured, state-chartered financial institution, which was organized on October 22, 1986, and opened for business on February 26, 1987. The Bank is a wholly-owned subsidiary of Bank of South Carolina Corporation (the "Company"). The reorganization of The Bank of South Carolina into a subsidiary of a one-bank holding company became effective on April 17, 1995. Each issued and outstanding share of the Bank was exchanged for two shares of Bank of South Carolina Corporation stock. Since the primary asset of the Company is its wholly-owned subsidiary, the majority of the following discussion relates to the Bank.

The Bank serves Berkeley, Charleston and Dorchester counties (the "Tri-County Area") as an independent, community-oriented commercial bank concentrating on individuals and small and medium-sized businesses desiring a high level of personalized services.

The Bank offers a full range of deposit services. Checking account services include regular non-interest bearing checking accounts as well as interest bearing negotiable order of withdrawal ("NOW") accounts. Savings and certificate of deposit accounts include accounts ranging from a daily maturity (regular savings and also money market accounts) to longer term certificates as authorized by regulation. The Bank offers two levels of interest to its customers on both money market and NOW accounts. NOW accounts with balances of $10,000 or greater and money market accounts with balances of $10,000 or greater are paid a rate slightly higher than the general market for these types of accounts. In addition, retirement accounts such as IRA (Individual Retirement Accounts) are available. In the last quarter of 1988, the Bank introduced a safekeeping and brokerage service through Wachovia Securities Incorporated which allows dividends and interest to be credited to an account maintained by the Bank. During the third quarter of 1991, the Bank introduced a cash management service to certain high balance account customers. The service maximizes the earnings for the customer while allowing the Bank to operate within regulatory requirements. All deposit accounts are insured by the FDIC to the full amount permitted by law. Deposit accounts are solicited from individuals, businesses, professional organizations and governmental authorities.

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

The Bank offers credit cards (through correspondent banking services) including MasterCard (TM) and Visa (TM) along with a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. Other services offered, but not limited to, include safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the Visa Debit Card Program. This service is called "Check Card" by the Bank and also offers purchases by the cardholder where Visa cards are accepted worldwide using a direct charge to their checking account. The Bank operates a courier service as part of its deposit services for commercial customers and provides a safekeeping brokerage service through one of its correspondent banks. All banking services are available through four banking house locations, 256 Meeting Street, Charleston, SC, 100 N. Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC, and 2027 Sam Rittenberg Boulevard, Charleston, SC. A complete listing of the Bank's services may be referenced in its Annual Report on page 50.

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

The Company was authorized by its Board of Directors at its December 1995, board meeting to repurchase up to 77,000 shares of its common stock on the open market from time to time, and, at it's October, 1999 Board meeting, to repurchase up to 25,000 shares of its' common stock on the open market from time to time. As of this date, 102,000 shares have been repurchased by the Company.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment had no material effect on the capital expenditures, earnings and competitive position of the Bank in the fiscal year ended December 31, 1999.

By year end 1999, the Bank employed 68 people, 4 of whom are part time employees, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.

The business of the Bank is not considered to be seasonal nor is the Bank's business dependent on any one industry.

In the Bank's primary service area, there are 13 commercial banks, of which three are considered to have their headquarters in the Bank's service area. Of the 13 commercial banks, two have a large share of the market. These two are Wachovia Bank of North Carolina, N.A. and Bank of America. In addition, there is a savings bank and various credit unions with offices in the Tri-County Area. The Bank encounters strong competition from these financial institutions as well as consumer and commercial finance companies, insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust and international banking services, which the Bank is not providing. The Bank does, however, provide a means for clearing international checks and drafts through a third party or correspondent bank.

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

On June 30, 1995, the Bank was successful in renegotiating its 256 Meeting Street facilities lease for one hundred forty (140) months with two additional ten-year terms. Base rent was $26,432 monthly payable in advance for the first twenty (20) months and the remaining one hundred twenty (120) months of the term (which began March 1, 1997) and any of the two (2) extensions of the original term is $24,801 per month in advance and is adjustable by 4% of the base rent every two years. In addition, the Bank leases adjacent parking facilities at $2,882 per month.

In October of 1993, the Bank opened an office at 100 N. Main Street, Summerville, SC and entered into a lease agreement on August 9, 1993, with an original termination date of June 30, 1999, and two 5-year options to renew. Rent is $2,261 a month with no increase for the duration of both the original and renewal periods.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS

There were issued and outstanding 2,586,828 shares of the 6,000,000 authorized shares of common stock of the Company at the close of the Company's fiscal year ended December 31, 1999. These outstanding shares were held by approximately 900 shareholders of record on December 31, 1999. The common stock of the Company is traded in the "over-the-counter" (OTC) market by six market making investment banking firms. These firms are The Robinson-Humphrey Company, Inc., Interstate/Johnson Lane, Wachovia, Sterne, Agee & Leach, Inc., Edgar M Norris & Company, Inc., Nite Securities LP and Speer, Leeds & Kellogg. The Company's common stock trades on The Nasdaq Stock Market under the symbol BKSC. According to information supplied by The Nasdaq Stock Market, the range of high and low bid quotations for each quarterly period in the fiscal years 1999, 1998 and 1997 has been as follows:

                        1999                    1998                  1997
                   HIGH      LOW           HIGH      LOW          HIGH     LOW

First Quarter      17.00     14.00         22.73     16.36        12.50     7.95
Second Quarter     16.25     13.75         25.45     20.00        16.82    11.70
Third Quarter      15.12     13.00         18.12     13.75        16.14    14.54
Fourth Quarter     14.75     11.25         17.00     14.75        17.04    13.18

The Board of Directors of Bank of South Carolina Corporation declared quarterly dividends in 1999 of $.07 per share to shareholders of record March 31, 1999, payable April 30, 1999, $.09 per share to shareholders of record June 30, 1999, payable July 30, 1999, $.09 per share to shareholders of record September 30, 1999, payable October 28, 1999, $.09 per share to shareholders of record December, 31, 1999, payable January 31, 2000 and a special dividend of $.10 per share to shareholders of record December 31, 1999, payable January 31, 2000.

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


As of December 31, 1999, there were approximately 900 shareholders of record with shares held by individuals and in street name, and on March 21, 2000, the market price for the common stock of the Company was $12.50. It is the intent of the Company to continue paying dividends in the future.

Cash dividends, when declared, are paid by the Bank to the Corporation for distribution to shareholders of record of the Corporation. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management's discussion and analysis is included to provide the shareholders with an expanded narrative of the Company's results of operations, changes in financial condition, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the audited consolidated financial statements and notes included in this report and the Company's 1999 Annual Report. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                  1999              1998             1997            1996             1995
                                              ------------     ------------     ------------     ------------     ------------
FOR DECEMBER 31:
----------------

Net Income                                    $  1,915,516     $  1,660,149     $  1,609,618     $  1,388,808     $  1,049,231
Selected Year End Balances
- Total Assets                                 154,653,402      145,019,801      124,478,023      102,835,416       95,248,079
- Total Loans                                   90,748,717       84,140,365       79,965,957       71,660,124       61,986,536
- Investment Securities available for sale      35,873,009       33,759,333       19,483,167       19,231,905       12,505,634
- Investment Securities held to maturity           600,208               --               --               --               --
- Federal Funds Sold and Resale Agreements      16,255,000       15,450,000       15,600,000        4,675,000       15,025,000
- Interest Bearing Deposits in Other Banks           6,919            6,666            6,421            6,185            5,957
- Earning Assets                               143,483,853      133,356,364      115,055,545       95,573,214        9,523,127
- Deposits                                     125,280,450      123,973,308      104,469,073       84,830,237       78,990,344
- Shareholders' Equity                          16,865,304       16,677,533       15,521,347       14,893,813       14,515,232
Weighted Average Shares Outstanding (1)          2,604,620        2,599,212        2,573,775        2,573,914        2,588,219

FOR THE YEAR:
-------------

Selected Average Balances
- Total Assets                                 148,714,025      136,981,780      112,413,053       96,379,427       84,596,891
- Total Loans                                   88,479,401       83,106,872       74,682,392       65,468,548       55,870,527
- Investment Securities Available for Sale      35,806,229       21,399,194       19,517,222       17,614,422       14,564,163
- Investment Securities Held to Maturity           445,242               --               --               --               --
- Federal Funds Sold and Resale Agreements      12,138,096       21,761,014       10,824,383        7,622,131        8,653,014
- Interest Bearing Deposits in Other Banks           6,813            6,561            6,309            6,092            5,868
- Earning Assets                               136,875,781      126,273,641      105,030,306       90,711,193       79,093,572
- Deposits                                     123,559,722      115,225,489       93,055,877       79,671,917       68,974,795
- Shareholders' Equity                          17,049,863       16,203,404       15,005,232       14,656,129       13,852,365

PERFORMANCE RATIOS:
-------------------

Return on Average Equity                             11.23%           10.25%           10.73%            9.48%            7.57%
Return on Average Assets                              1.29%            1.21%            1.43%            1.44%            1.24%
Average Equity to Average Assets                      1.46%           11.83%           13.35%           15.21%           16.37%
Net Interest Margin                                   5.57%            5.43%            5.92%            6.09%            5.95%
Net Charge-offs to Average Loans                       .09%             .03%             .05%             .09%             .10%
Allowance for Loan Losses as a
   Percentage of Total Loans                          1.38%            1.47%            1.51%            1.45%            1.55%

PER SHARE: (1)
--------------

Basic Earnings                                $        .74     $        .64     $        .63     $        .54     $        .41
Diluted Earnings                                       .74              .64              .62              .53              .40
Year End Book Value                                   6.52             6.40             6.03             5.85             5.59
Cash Dividends Declared                                .44              .26              .43              .18              .13
Dividend Payout Ratio                                59.46%           40.05%           69.83%           32.93%           30.59%

Full Time Employee Equivalents                          68               60               55               47               39


1) On May 15, 1996, the Company issued a 10% stock dividend. On May 15, 1997, the Company issued a 2 for 1 stock split. On May 15, 1998, the Company issued a 10% stock dividend. All share and per share data have been retroactively restated to reflect these stock splits and stock dividends.

The following tables, as well as the previously presented consolidated financial highlights, set forth certain selected financial information concerning the Company and its wholly-owned subsidiary. The information was derived from audited consolidated financial statements. The information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations which follows, and the audited consolidated financial statements and notes which are presented elsewhere in this report.

                                                                          FOR YEARS ENDED
                                                                            DECEMBER 31,
                                            ----------------------------------------------------------------------------
                                                1999            1998            1997            1996            1995
                                            ------------    ------------    ------------    ------------    ------------
Operating Data:

Interest and fee income                     $ 11,105,599    $ 10,593,431    $  9,160,575    $  7,899,225    $  7,013,875
Interest expense                               3,474,786       3,730,741       2,942,024       2,378,414       2,306,545
                                            ------------    ------------    ------------    ------------    ------------
Net interest income                            7,630,813       6,862,690       6,218,551       5,520,811       4,707,330
Provision for loan losses                         90,000          55,000         210,000         140,000          20,000
                                            ------------    ------------    ------------    ------------    ------------
Net interest income after
    provision for loan losses                  7,540,813       6,807,690       6,008,551       5,380,811       4,687,330
Other income                                   1,102,443         865,424         600,254         500,923         345,677
Other expense                                  5,682,044       5,095,231       4,093,687       3,658,787       3,366,776
                                            ------------    ------------    ------------    ------------    ------------
Income before income taxes                     2,961,212       2,577,883       2,515,118       2,222,947       1,666,231
Income tax expense                             1,045,696         917,734         905,500         834,139         617,000
                                            ------------    ------------    ------------    ------------    ------------
Net income                                     1,915,516    $  1,660,149    $  1,609,618    $  1,388,808    $  1,049,231
Basic earnings per share (1)                $        .74    $        .64    $        .63    $        .54    $        .41
                                            ============    ============    ============    ============    ============
Diluted earnings per share (1)              $        .74    $        .64    $        .62    $        .53    $        .40
                                            ============    ============    ============    ============    ============
Weighted average common shares-basic (1)       2,604,620       2,599,212       2,573,775       2,573,914       2,588,219
Weighted average common shares -
    diluted (1)                                2,604,620       2,599,212       2,596,209       2,600,550       2,605,132
Dividends per common share (1)              $        .44    $        .26    $        .43    $        .18    $        .13


                                                                              AS OF
                                                                            DECEMBER 31,
                                            ----------------------------------------------------------------------------
                                                1999            1998            1997            1996            1995
                                            ------------    ------------    ------------    ------------    ------------
Balance Sheet Data:

Investment securities available for sale    $ 35,873,009    $ 33,759,333    $ 19,483,167    $ 19,231,905    $ 12,505,634
Investment securities held to maturity           600,208              --              --              --              --
Total loans                                   90,748,717      84,140,365      79,965,957      71,660,124      61,986,536
Allowance for loan losses                      1,250,138       1,239,968       1,210,528       1,041,216         960,103
Total assets                                 154,653,402     145,019,801     124,478,023     102,835,416      95,248,079
Total deposits                               125,280,450     123,973,308     104,469,073      84,830,237      78,990,344
Shareholders' equity                          16,865,304      16,677,533      15,521,347      14,893,813      14,515,232


1) On May 15, 1996, the Company issued a 10% stock dividend. On May 15, 1997, the Company issued a 2 for 1 stock split. On May 15, 1998, the Company issued a 10% stock dividend. All share and per share data have been retroactively restated to reflect these stock splits and stock dividends.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis is included to provide the shareholders with an expanded narrative of the Company's results of operations, changes in financial condition, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the audited consolidated financial statements and notes included in this annual report and the Company's 1999 Annual Report on Form 10-KSB. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this annual report contain certain "forward-looking statements" concerning the future operations of the Bank of South Carolina Corporation. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is included in this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all "forward-looking statement" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's acquisitions into its operations, the ability of the Company to successfully address Year 2000 (Y2K) issues, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements" and undue reliance should not be placed on such statements.

OVERVIEW

Earnings for the year were $1,915,516 or basic and diluted earnings per share of $.74, an increase of 15.38% over 1998's earnings of $1,660,149 or basic and diluted earnings per share of $.64. Earnings for the fourth quarter of 1999 were $533,211 or basic and diluted earnings per share of $.20, a 25.63% increase from fourth quarter 1998 earnings of $424,438 or basic and diluted earnings per share of $.16. Per share data has been restated to reflect the 10% stock dividend paid in the second quarter of 1998. Our return on average equity and average assets for the year were 11.23% and 1.29%, respectively, compared to the 1998 return on average equity and return on average assets of 10.25% and 1.21%, respectively. Earnings for the year were 14.3% above our profit plan.

1999 was a relatively slow year for deposit growth with deposits only increasing $1,307,142 or 1.05% from year-end 1998 to year-end 1999. At year end 1999, our West Ashley office held $6,523,423 in deposits, our Mt. Pleasant office held deposits of $16,030,617 and our Summerville office held deposits of $14,959,112. Loan growth was modest during the year, with an increase of $6,608,352 or 7.85% for year-end 1999 over 1998. Loan growth will be very important to how earnings will perform in 2000, as loans are our highest yielding asset.

During 1999, the Company declared one regular quarterly cash dividend of $.07 per share, three regular quarterly cash dividends of $.09 per share and a special cash dividend of $.10 per share thereby sharing a greater portion of its profits with its owners compared to prior years.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO DECEMBER 31, 1998

Net income increased $255,367 from $1,660,149 for 1998, to $1,915,516 for 1999 or 15.38% increasing basic and diluted earnings per share to $.74 for 1999, compared to basic and diluted earnings per share of $.64 for 1998. This increase is primarily attributable to increases in net interest income and service charges, fees and commissions.

Net interest income increased $768,123 from $6,862,690 for 1998 to $7,630,813 for 1999. This increase is due to the Company's volume of interest earning assets increasing at a sufficiently fast rate relative to the increase in interest bearing liabilities resulting in an increase in net interest spread.

Total interest and fee income increased 4.83% or $512,258 in 1999. This increase is due to an increase in loans and an increase in fee income from mortgage loans. The Mortgage Loan Department closed loans of approximately $46,000,000 in 1999 compared to approximately $39,000,000 for 1998. Total loans increased from $84,140,365 at December 31, 1998, to $90,748,717 at December 31, 1999, an
increase of 7.85%.

Total interest expense decreased 6.86% or $255,955 in 1999. This decrease is due to the change in the mix of deposits. Deposits increased from $123,973,308 at December 31, 1998, to $125,280,450 at December 31, 1999. Rates paid on certificates of deposit are greater than rates paid on demand deposits. Non-interest bearing demand deposits increased $3,632,349 or 11.24% from December 31, 1998 to December 31, 1999 and interest bearing demand deposits
(NOW) increased $4,768,450 or 20.01% from December 31, 1998 to December 31, 1999 while certificates of deposit decreased $6,714,542 or 16.83%.

The provision for loan losses increased from $55,000 for 1998 to $90,000 for 1999. The increase in the provision is attributable to the growth in the loan portfolio and a slight increase in net charge-offs during 1999. The allowance for loan losses as a percentage of total loans decreased from 1.47% in 1998 to 1.38% in 1999. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. For further discussion, see "Non-accrual and Past Due Loans" and "Allowance for Loan Losses."

Total other income increased 27.39% from $865,424 for 1998, to $1,102,443 for 1999. This increase is attributable to an increase in service charges, fees and service release premiums from mortgage loans. The company restructured its service charges and fees in July, 1999.

Total other expense increased 11.52% or $586,813 from $5,095,231 for 1998 to $5,682,044 for 1999. This increase is due in part to a 14.32% increase in salaries and employee benefits as a result of the creation of new positions within the Company, an annual merit increase for the Company's staff and commissions paid to mortgage loan originators.

Occupancy expense increased $89,659 or 8.79% from $1,020,227 for 1998 to $1,109,886 for 1999. This increase is primarily due to placing maintenance contracts on new equipment purchased in 1998. During most of 1998, this equipment was under warranty.

Other operating expense increased $118,488 or 8.28% from $1,430,409 for 1998 to $1,548,897 for 1999. Contributing to the increase in other operating expense was an increase in fees related to business manager services due to new business, the renewal of a data processing contract with increased fees, and additional courier service for deposit pick-up by third party contracts.

Income tax expense increased from $917,734 for 1998 to $1,045,696 for 1999. The Company's effective tax rate was approximately 35% for both 1999 and 1998. The increase in income tax expense is directly related to the increase in pretax income.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998, TO DECEMBER 31, 1997

Net income increased $50,531 from $1,609,618 for 1997 to $1,660,149 for 1998 or
3.14%, increasing basic and diluted earnings per share to $.64 for 1998, compared to basic earnings per share of $.63 and diluted earnings per share of $.62 for 1997. This increase is primarily attributable to increases in net interest income and other income and a reduction in the provision for loan losses.

Net interest income increased $644,139 from $6,218,551 for 1997 to $6,862,690 for 1998. This increase is due to the Company's volume of interest earning assets increasing at a sufficiently fast rate relative to the increase in interest bearing liabilities to offset the decrease in net interest spread.

Total interest and fee income increased 15.64% or $1,432,856 in 1998. This increase is due to an increase in loans and fee income from mortgage loans. The Mortgage Loan Department closed approximately $39,000,000 in loans in 1998 compared to approximately $19,000,000 in 1997. Total loans increased from $79,965,957 at December 31, 1997, to $84,140,365 at December 31, 1998, an
increase of 5.22%. The average yield on loans increased from 9.80% to 9.82% for the same periods.

Total interest expense increased 26.81% or $788,717 in 1998. This increase is due to an increase in deposits as well as an increase in interest paid on deposits. Deposits increased from $104,469,073 at December 31, 1997, to $123,973,308 at December 31, 1998. The average rate on interest bearing liabilities increased from 3.95% to 4.03% for the same periods.

The provision for loan losses decreased from $210,000 for 1997 to $55,000 for 1998. The decrease in the provision is largely attributable to a decline in net charge-offs from. 05% of average loans in 1997 to .03% of average loans in 1998. The allowance for loan losses as a percentage of total loans decreased from 1.51% in 1997 to 1.47% in 1998. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. For further discussion, see "Non-accrual and Past Due Loans" and "Allowance for Loan Losses."

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

Other operating expense increased $407,577 or 39.85% from $1,022,832 for 1997 to $1,430,409 for 1998. Contributing to the increase in other operating expense were an increase in discount fees paid due to mortgage loan volume more than doubling from 1997 to 1998; promotional fees for the opening of a new office during 1998; a new contract with our data processing company, FiServ, resulting in a significant increase with costs moving from approximately $8,000 to approximately $16,000 per month; stationery, supplies, and printing costs associated with the opening of a new office adding a significant increase in expenses; and unexpected sundry losses representing a $45,000 increase.

Income tax expense increased from $905,500 for 1997 to $917,734 for 1998. The Company's effective tax rate for 1998 and 1997 was approximately 35%. The increase in income tax expense is directly related to the increase in pretax income.

ASSET AND LIABILITY MANAGEMENT

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. At year end 1999, total assets were $154,653,402, an increase of 6.64% from the end of the previous year and total deposits were $125,280,450, an increase of 1.05% from the end of the previous year, while Short term borrowings were up $7,959,263 consisting of Securities Sold Under Agreement to Repurchase and Demand Notes Issued to the U.S. Treasury.

Approximately 93% of the Company's assets were earning assets composed of U.S. Treasury and municipal securities in the amount of $36,473,217, Federal Funds Sold and interest bearing deposits in other banks in the amount of $16,261,919 and loans in the amount of $90,748,717.

The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company's liabilities are issued with fixed terms and can be repriced only at maturity. During periods of falling interest rates, as experienced from 1991 through 1993, the yield on the Company's assets declines faster than the rates paid on supporting liabilities. This causes a decline in the net interest margin because the difference between what the Company earns on its assets and what it pays on its liabilities becomes narrower. After interest rates have stabilized, there is a period of time until the rates paid on interest-bearing liabilities declines enough to restore the net interest margin. As demonstrated by the improving net interest margin in 1994 and 1995, the opposite effect of increasing net interest income is realized in a rising rate environment given the Company's 1996 balance sheet structure. In the stable rate environment which existed in 1997, the Bank's net interest margin was impacted by a change in mix of earning assets with the deposit growth of the Bank being invested in federal funds sold during the year. Basically, the same situation existed in 1998 with relatively stable interest rates until the end of November, 1998. During 1998, deposits increased 19% while loans increased 5%. The excess funds from the extraordinary deposit growth were invested in federal funds sold. Deposit growth outstripping loan growth resulted in a lower percentage of earning assets invested in the historically higher yielding loans and a commensurate decrease in margin from 5.92% for the year ended December 31, 1997, to 5.43% for the year ended December 31, 1998. A leveling off of deposit growth to 1% coupled with an 8% increase in loans in 1999 resulted in a better employment of funds in historically higher yielding loans during the year. Additional funds were invested in U.S. Treasury and Federal Agency Securities with a commensurate reduction in Federal Funds Sold. The change in mix of earning assets and increases in interest rates during the last half of the year resulted in significantly improved net interest income and net interest margin.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. For the Company, this risk is constituted primarily of interest rate risk in its lending and investing activities as they relate to their funding by deposit and borrowing activities.

The Bank's policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities and to attempt to maintain an asset positive position over a 6 month period. In adhering to this policy, it is anticipated that the Bank's net interest margins will not be materially affected by changes in interest rates. The net interest rate spread for 1999 increased to 4.56% from 4.36% for 1998 and the net interest margin for 1999 increased to 5.57% from 5.43% for 1998. Management will continue to monitor its asset sensitive position in times of lower interest rates, which might adversely affect its net interest margin.

Since the rates on most of the Bank's interest bearing liabilities can vary on a daily basis, management continues to maintain a loan portfolio priced predominately on a variable rate basis. The Bank seeks stable, long-term deposit relationships to fund its loan portfolio. The extraordinary increase in deposits funded the increase in loans during 1998. Short term borrowings funded 1999 loan growth.

At December 31, 1999, the average maturity of the investment portfolio was less than 12 months with an average yield of 5.54% compared to 16 months with an average yield of 5.50% at December 31, 1998.

The Bank does not own nor has it ever purchased derivative securities. The Company does not take foreign exchange or commodity risks.

The following table summarizes the Bank's interest sensitivity position as of December 31, 1999:

                                                        3 MONTHS      6 MONTHS    1 YEAR
                                            LESS        TO LESS       TO LESS     TO LESS                             FAIR
EARNING ASSETS                              THAN 3      THAN 6        THAN 1      THAN 5      5 YEARS                 MARKET
(IN 000'S)                      1 DAY       MONTHS      MONTHS        YEAR        YEARS       OR MORE     TOTAL       VALUE
                                ----------------------------------------------------------------------------------------------
Loans                           $ 76,898    $  6,785     $  1,813     $  1,497    $  3,681    $     75    $ 90,749    $ 90,113
Investment securities                 --       8,211        4,637        8,020      15,853          --      36,721      36,472
Short term investments                 7          --           --           --          --          --           7           7
Federal funds sold                16,255          --           --           --          --          --      16,255      16,255
                                --------    --------     --------     --------    --------    --------    --------    --------
Total                           $ 93,160    $ 14,996     $  6,450     $  9,517    $ 19,534    $     75    $143,732    $142,847
                                ========    ========     ========     ========    ========    ========    ========    ========


INTEREST BEARING LIABILITIES
(IN 000'S)

CD's 100,000 and over           $     --    $  7,714     $  7,041     $  2,664    $     --    $     --    $ 17,419    $ 17,388
CD's under 100,000 and
    other time deposits              225       7,808        4,626        2,817         291          --      15,767      15,738
Money market and interest
  bearing demand accounts         50,720          --           --           --          --          --      50,720      50,720
Savings                            5,415          --           --           --          --          --       5,415       5,415
Short term borrowings             11,439          --           --           --          --          --      11,439      11,439
                                --------    --------     --------     --------    --------    --------    --------    --------
                                $ 67,799    $ 15,522     $ 11,667     $  5,481    $    291    $     --    $100,760    $100,700
                                ========    ========     ========     ========    ========    ========    ========    ========


Net                             $ 25,361    $   (526)    $ (5,217)    $  4,036    $ 19,243    $     75    $ 42,972    $ 42,147
Cumulative                                    24,835       19,618       23,654      42,897      42,972


LIQUIDITY

The Company's assets and liabilities are monitored on a daily basis to ensure funds are available to meet its liquidity requirements. All but $600,208 of investment securities owned by the Company are classified as available for sale and, as a result, are carried at market value with changes in market value, net of tax, adjusted through shareholders' equity. The unrealized loss on securities available for sale, net of income taxes, was $156,099 at December 31, 1999, and the unrealized gain, net of income taxes, was $163,636 at December 31, 1998. At year-end 1999, the Bank's federal funds sold totaled $16,255,000.

COMPOSITION OF AVERAGE ASSETS

                              1999             1998            1997            1996           1995
                          ------------    ------------    ------------    ------------    ------------
Loans                     $ 88,479,401    $ 83,106,872    $ 74,682,392    $ 65,468,548    $ 55,870,527
Investment securities
    available for sale      35,806,229      21,399,194      19,517,222      17,614,422      14,564,163
Investment securities
     held to maturity          445,242              --              --              --              --
Federal funds sold and
   other investments        12,144,909      21,767,575      10,830,692       7,628,223       8,658,882
Non-earning assets          11,838,244      10,708,139       7,382,747       5,668,234       5,503,319
                          ------------    ------------    ------------    ------------    ------------

Total average assets      $148,714,025    $136,981,780    $112,413,053    $ 96,379,427    $ 84,596,891
                          ============    ============    ============    ============    ============

Average earning assets increased by $10,602,140 from 1998 to 1999 while average non-earning assets increased by $1,130,105. Average earning assets increased primarily as a result of loan growth. Average non-earning assets increased primarily as a result of costs associated with the new West Ashley office and the Bank's computer system upgrade.

Average loans for 1999 were up by $5,372,529 or 6.46% from 1998. The majority of the growth, or approximately $3,300,000, was in commercial loans, which are tied to the Bank's prime rate while approximately $1,500,000 was related to installment loans.

Bank borrowings and deposit growth was used to fund the increase in the loan and investment portfolios.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates:

                                 1999 vs. 1998                         1998 vs. 1997                         1997 vs. 1996
                      -----------------------------------   -----------------------------------   ----------------------------------
                                               Net Dollar                            Net Dollar                           Net Dollar
                       Volume        Rate      Change (1)      Volume       Rate     Change (1)     Volume       Rate     Change (1)
                      ---------   ---------    ----------   ----------   ---------   ----------   ----------   --------   ----------
Loans                 $ 521,861   $(103,396)   $ 418,465    $  825,264   $  17,111   $  842,375   $  895,095   $ 60,771   $  955,866
Investment securities
    available for
    sale                782,323    (159,392)     622,931       120,896     (88,205)      32,691      122,557     (3,315)     119,242
Investment securities
    held to maturity     20,746          --       20,746            --          --           --           --         --           --
Federal funds sold
    and other
    investments        (478,768)    (71,206)    (549,974)      596,798     (39,008)     557,790      169,920     16,322      186,242
                      ---------   ---------    ---------    ----------   ---------   ----------   ----------   --------   ----------
Interest Income       $ 846,162   $(333,994)   $ 512,168    $1,542,958   $(110,102)  $1,432,856   $1,187,572   $ 73,778   $1,261,350
                      =========   =========    =========    ==========   =========   ==========   ==========   ========   ==========


Interest-bearing
    transaction
    accounts             99,935    (188,204)     (88,269)   $  270,507   $  71,350   $  341,857   $   50,706   $ 28,799   $   79,505
Savings                 (31,253)     17,765      (13,488)       21,295         678       21,973       20,970      4,560       25,530
Certificates of
    deposit              15,215    (271,757)    (256,542)      376,576       6,273      382,849      337,671      2,105      339,776
Federal funds
    purchased               673          --          673           (55)         --          (55)          55         --           55
Securities sold
    under agreements
    to repurchase       109,797      (7,854)     101,943        55,141      (9,803)      45,338       98,701      1,249       99,950
Demand notes issued
    to U.S. Treasury      3,279      (3,551)        (272)       (3,258)         13       (3,245)      15,745      3,049       18,794
                      ---------   ---------    ---------    ----------   ---------   ----------   ----------   --------   ----------
Interest expense      $ 197,646   $(453,601)   $(255,955)   $  720,206   $  68,511   $  788,717   $  523,848   $ 39,762   $  563,610
                      =========   =========    =========    ==========   =========   ==========   ==========   ========   ==========
Increase in net
    interest income                            $ 768,123                             $  644,139                           $  697,740

(1) VOLUME/RATE CHANGES HAVE BEEN ALLOCATED TO EACH CATEGORY BASED ON THE PERCENTAGE OF THE ABSOLUTE VALUE OF EACH TO THE TOTAL CHANGE.

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING
LIABILITIES

                                            1999                               1998                              1997
                           -------------------------------------------------------------------------------------------------------
                                          Interest    Average                Interest   Average                 Interest   Average
                             Average        Paid/     Yield/     Average       Paid/     Yield/     Average       Paid/    Yield/
                             Balance       Earned      Rate      Balance      Earned      Rate      Balance      Earned     Rate
                           ------------  -----------   ----   ------------  -----------   ----   ------------  ----------   ----
INTEREST-EARNING
    ASSETS
Loans                      $ 88,479,401  $ 8,576,748   9.69%  $ 83,106,872  $ 8,158,283   9.82%  $ 74,682,392  $7,315,908   9.80%
Investment securities
   available for sale        35,806,229    1,909,389   5.33%    21,399,194    1,286,458   6.01%    19,517,222   1,253,767   6.42%
Investment securities
   held to maturity             445,242       20,746   4.66%            --           --     --             --          --     --
Federal funds sold           12,138,096      598,462   4.93%    21,761,014    1,148,445   5.28%    10,824,383     590,664   5.46%
Other investments                 6,813          254   3.73%         6,561          245   3.73%         6,309         236   3.74%
                           ------------  -----------   ----   ------------  -----------   ----   ------------  ----------   ----
Total earning assets       $136,875,781  $11,105,599   8.11%  $126,273,641  $10,593,431   8.39%  $105,030,306  $9,160,575   8.72%
                           ============  ===========   ====   ============  ===========   ====   ============  ==========   ====
INTEREST-BEARING
    LIABILITIES:
Interest bearing
    transaction
    accounts               $ 50,080,937  $ 1,326,593   2.65%  $ 46,625,919  $ 1,414,863   3.03%  $ 37,238,108  $1,073,006   2.88%
Savings                       5,377,278      200,661   3.73%     6,241,787      214,149   3.43%     5,619,137     192,176   3.42%
Certificates of deposit      35,460,897    1,619,397   4.57%    35,173,392    1,875,938   5.33%    28,088,992   1,493,088   5.32%
Federal funds purchased          13,425          673   5.01%            --           --     --          1,027          56   5.45%
Securities sold under
    agreement to
    repurchase                5,858,173      271,996   4.64%     3,500,148      170,052   4.86%     2,427,057     124,714   5.14%
Demand notes issued
    to U.S. Treasury          1,144,478       55,466   4.85%     1,079,005       55,739   5.17%     1,142,098      58,984   5.16%
                           ------------  -----------   ----   ------------  -----------   ----   ------------  ----------   ----

Total interest bearing
    liabilities            $ 97,935,188  $ 3,474,786   3.55%  $ 92,620,251  $ 3,730,741   4.03%  $ 74,516,419  $2,942,024   3.95%
                           ============  ===========   ====   ============  ===========   ====   ============  ==========   ====

Net interest spread                                    4.56%                              4.36%                             4.77%
Net interest margin               5.57%                              5.43%                              5.92%
Net interest income                      $ 7,630,813                        $ 6,862,690                        $6,218,551

LOAN PORTFOLIO COMPOSITION

The following is a schedule of the Bank's loan portfolio as of December 31, 1999, as compared to December 31, 1998 and 1997:

                                                                 BOOK VALUE (IN 000'S)
TYPE                                                       1999         1998          1997
----                                                      -------      -------      -------
Commercial and industrial loans                           $43,450      $40,384      $40,692
Real estate loans                                          40,122       36,103       32,807
Loans to individuals for household, family and other
   personal expenditures                                    7,053        7,481        6,406
   All other loans (including overdrafts)                     124          172           61
                                                          -------      -------      -------
Total loans (excluding unearned income)                   $90,749      $84,140      $79,966
                                                          =======      =======      =======

As a Bank whose mission is to serve its community, there is a geographic concentration of loans in Charleston, Dorchester and Berkeley counties.

The Bank had no foreign loans or loans to fund leveraged buyouts (LBO's) during 1997, 1998 or 1999.

IMPAIRED AND RESTRUCTURED LOANS

The Bank had impaired loans totaling $84,273 as of December 31, 1999 compared to $584,469 as of December 31, 1998, and one restructured loan with a balance of $33,240 and $45,740 as of December 31, 1999 and 1998, respectively. The impaired loans include non-accrual loans with balances of $59,814 and $569,162, respectively. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.

NON-ACCRUAL AND PAST DUE LOANS

The Bank had $59,814 in non-accrual loans as of December 31, 1999, compared to $569,162 as of December 31, 1998. There were no loans over 90 days past due still accruing interest as of December 31, 1999 and 1998.

The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured, in the process of collection, and management deems it appropriate. If non-accrual loans decrease their past due status to 60 days or less, they are reviewed individually by management to determine if they should be returned to accrual status.

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

The total provision to the allowance for loan losses for 1999 was $90,000 compared to $55,000 for 1998. During 1999, loan losses of $121,643 and recoveries of $41,813 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,250,138 or 1.38% of total loans at December 31, 1999, compared to $1,239,968 or 1.47% of total loans at December 31, 1998.

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

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank's initial offering and the retention of earnings less dividends paid and the exercising of stock options of $124,000 in 1995, 1996, 1997 and 1998 for a total shareholders' equity at December 31, 1999, of $16,865,304. The rate of asset growth from the Bank's inception has not negatively impacted this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at December 31, 1999 for the Bank was 17.54% and at December 31, 1998 was 18.69%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to total assets. Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 1999 and 1998, the Company and the Bank are categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company's or the Bank's category.

Please see "Notes to Consolidated Financial Statements" for the Company's and the Bank's various capital ratios at December 31, 1999.

YEAR 2000

The following disclosure contains forward-looking statements, which involve risks and uncertainties. The actual impact of the Year 2000 issue on the Bank could materially differ from that which is anticipated in these forward-looking statements because of certain factors identified below, however, as of this writing no Year 2000 event has had any negative impact on the Company.

Like many financial institutions, the Company relies on computers to conduct its business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking industry experts remain concerned that some computers may not be able to interpret additional dates in the year 2000 properly. The Company has operated and evaluated its computer operating systems following January 1, 2000, and has not identified any errors or experienced any computer system malfunctions. The Company's management will continue to monitor its information systems to assess whether the systems are at risk of misinterpreting any future dates and will develop appropriate contingency plans to prevent any potential system malfunction or correct any system failures. The Company has not been informed of any such problem experienced by its vendors or its customers, nor by any of the municipal agencies that provide services to the Company.

Nevertheless, it is too soon to conclude that there will not be any problems arising from the Year 200 problem, particularly at some of the Company's vendors. The Company will continue to monitor its significant vendors of goods and services with respect to Year 2000 problems they may encounter as those issues may effect the Company's ability to continue operations, or might adversely affect the Company's financial position, results of operations and cash flows. The Company does not believe at this time that these potential problems will materially impact the ability of the company to continue its operations, however, no assurance can be given that this will be the case.

COSTS TO ADDRESS YEAR 2000 ISSUES

Since the Company's primary systems are Year 2000 compliant, estimated costs directly related to Year 2000 issues did not have a material effect on the performance of the Bank. Very little direct costs were expensed to the Bank. There were indirect costs related to the significant amount of time spent by existing personnel for the development of test plans, test scripts and for actual testing. Most of this time was spent as part of these employees' normal job responsibilities with no additional direct costs incurred.

Costs incurred which are related to planning, testing and validation were expensed as incurred. The financial impact to the Company of Year 2000 compliance was not material to the Company's financial position or its results of operations.

CONTINGENCY PLANS

The Company developed contingency plans specifically for problems arising due to the Year 2000 utilizing its existing disaster recovery plans. The disaster recovery plan gives step-by-step details on how to function if normal resources were not available. The Year 2000 Team reviewed the disaster recovery plan during the fourth quarter of 1999 and made any needed changes to tailor it to Year 2000 problems. None occurred.

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

SFAS 137 "Accounting for Derivative Instruments and Hedge Activities - Deferral of the Effective Date of FASB Statement No. 133- and the amendment of FASB No. 133" delayed the effective date of this statement for one year. The Statement is effective for all fiscal quarters of fiscal years beginnings after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a materially adverse impact on the consolidated financial position or results of operations of the Company.

INDUSTRY DEVELOPMENTS

Certain recently enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institution's industry. Because of the uncertainty of the final terms and likelihood of passage of the proposed legislation, the Company is unable to assess the impact of any proposed legislation on its financial condition or operations at this time.

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. The Board of Directors of the Bank approved the cash contribution of $228,000 to The Bank of South Carolina Employee Stock Ownership Plan and Trust for the fiscal year ended December 31, 1999. The contribution was made during 1999. T. Dean Harton, Sheryl
G. Sharry and Nathaniel I. Ball, III, currently serve as Plan Administrator. Nathaniel I. Ball, III currently serves as Trustee for the Plan. The Plan currently owns 209,160 shares of common stock of Bank of South Carolina Corporation.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Bank of South Carolina Corporation and subsidiary
Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and subsidiary (the "Corporation") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                      KPMG LLP

Greenville, South Carolina
January 26, 2000

         BANK OF SOUTH CAROLINA CORPORATION CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 31,
ASSETS                                                                   1999                 1998
                                                                     -------------       -------------
Cash and due from banks                                              $   6,955,256       $   7,464,394
Interest bearing deposits in other banks                                     6,919               6,666
Federal funds sold                                                      16,255,000          15,450,000
Investment securities available for sale (amortized cost of
    $36,120,785 and $33,499,593 in 1999 and 1998, respectively)         35,873,009          33,759,333
Investment securities held to maturity (fair value of $598,968
    at December 31, 1999)                                                  600,208                  --
Loans                                                                   90,748,717          84,140,365
    Less:  Allowance for loan losses                                    (1,250,138)         (1,239,968)
                                                                     -------------       -------------
Net loans                                                               89,498,579          82,900,397
                                                                     -------------       -------------
Premises, equipment and leasehold improvements, net                      3,818,406           4,056,891
Accrued interest receivable                                              1,136,668           1,062,398
Other assets                                                               509,357             319,722
                                                                     -------------       -------------
        Total assets                                                 $ 154,653,402       $ 145,019,801
                                                                     =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits:
        Non-interest bearing demand                                  $  35,959,630       $  32,327,281
        Interest bearing demand                                         28,602,488          23,834,038
        Money market accounts                                           22,117,510          22,881,876
        Certificates of deposit $100,000 and over                       17,418,882          19,884,534
        Other time deposits                                             15,767,175          20,016,065
        Other savings deposits                                           5,414,765           5,029,514
                                                                     -------------       -------------
        Total deposits                                                 125,280,450         123,973,308

Short-term borrowings                                                   11,439,333           3,480,070
Accrued interest payable and other liabilities                           1,068,315             888,890
                                                                     -------------       -------------
Total liabilities                                                      137,788,098         128,342,268
                                                                     -------------       -------------

Shareholders' equity:
    Common stock - No par, 6,000,000 shares authorized;
        Issued 2,586,828 shares in 1999
        and 2,605,597 shares in 1998                                            --                  --
    Additional paid in capital                                          16,456,624          16,456,624
Retained earnings                                                        1,380,578             607,959
    Treasury stock; 95,769 shares at December 31, 1999
   and 77,000 shares at December 31,1998                                  (815,799)           (550,686)
    Accumulated other comprehensive income (loss),
        net of income taxes                                               (156,099)            163,636
                                                                     -------------       -------------
    Total shareholders' equity                                          16,865,304          16,677,533
                                                                     -------------       -------------

Total liabilities and shareholders' equity                           $ 154,653,402       $ 145,019,801
                                                                     =============       =============

Commitments and contingencies (note 7)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    BANK OF SOUTH CAROLINA CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       YEARS ENDED DECEMBER 31,
                                                  1999             1998             1997
                                              -----------      -----------      -----------

Interest and fees income
   Interest and fee on loans                  $ 8,576,748      $ 8,158,283      $ 7,315,908
   Interest and dividends
       on investment securities                 1,930,135        1,286,458        1,253,767
   Other interest income                          598,716        1,148,690          590,900
                                              -----------      -----------      -----------
Total interest and fee income                  11,105,599       10,593,431        9,160,575
                                              -----------      -----------      -----------

Interest expense
   Interest on deposits                         3,146,651        3,504,950        2,758,270
   Interest on short-term borrowings              328,135          225,791          183,754
                                              -----------      -----------      -----------
Total interest expense                          3,474,786        3,730,741        2,942,024
                                              -----------      -----------      -----------

Net interest income                             7,630,813        6,862,690        6,218,551
   Provision for loan losses                       90,000           55,000          210,000
                                              -----------      -----------      -----------
Net interest income after
   provision for loan losses                    7,540,813        6,807,690        6,008,551
                                              -----------      -----------      -----------

Other income:
   Service charges, fees and commissions        1,082,630          844,070          594,036
   Loss on sale of investment securities               --               --          (16,544)
   Other non-interest income                       19,813           21,354           22,762
                                              -----------      -----------      -----------
Total other income                              1,102,443          865,424          600,254
                                              -----------      -----------      -----------

Other expense:
   Salaries and employee benefits               3,023,261        2,644,595        2,209,712
   Net occupancy expense                        1,109,886        1,020,227          861,143
   Other operating expenses                     1,548,897        1,430,409        1,022,832
                                              -----------      -----------      -----------
Total other expense                             5,682,044        5,095,231        4,093,687
                                              -----------      -----------      -----------

Income before income tax expense                2,961,212        2,577,883        2,515,118
Income tax expense                              1,045,696          917,734          905,500
                                              -----------      -----------      -----------

Net income                                    $ 1,915,516      $ 1,660,149      $ 1,609,618
                                              ===========      ===========      ===========

Basic earnings per common share               $       .74      $       .64      $       .63
                                              ===========      ===========      ===========
Diluted earnings per common share             $       .74      $       .64      $       .62
                                              ===========      ===========      ===========
Cash dividends per common share               $       .44      $       .26      $       .43
                                              ===========      ===========      ===========

Weighted average shares outstanding
   Basic                                        2,604,620        2,599,212        2,573,775
                                              ===========      ===========      ===========
   Diluted                                      2,604,620        2,599,212        2,596,209
                                              ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

           BANK OF SOUTH CAROLINA CORPORATION CONSOLIDATED STATEMENTS
                OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                          Accumulated
                                                 Additional                                  Other
                                    Common         Paid-in      Retained     Treasury    Comprehensive
                                     Stock         Capital      Earnings       Stock      Income(Loss)    Total
                                 ------------   -----------   -----------    ---------    ------------ ------------
DECEMBER 31, 1996                $         --   $12,082,882   $ 3,252,807    $(550,686)   $ 108,810    $ 14,893,813
Comprehensive income:
   Net income                              --            --     1,609,618           --           --       1,609,618
   Net unrealized gains on
      securities (net of tax
      effect of $10,037)                   --            --            --           --        7,090              --
    Plus reclassification
      adjustment for losses
      included in net income               --            --            --           --       10,753              --
   Net unrealized gains on
      securities                           --            --            --           --       17,843          17,843
                                                                                                       ------------
Total comprehensive income                 --            --            --           --           --       1,627,461
                                                                                                       ------------
Shares issued for the exercise
    of stock options                       --       124,000            --           --           --         124,000
Cash dividends                             --            --    (1,123,927)          --           --      (1,123,927)
                                 ------------   -----------   -----------    ---------    ---------    ------------
DECEMBER 31, 1997                          --   $12,206,882   $ 3,738,498    $(550,686)   $ 126,653    $ 15,521,347
Comprehensive income:
   Net income                              --            --     1,660,149           --           --       1,660,149
   Net unrealized gains on
      securities (net of tax
      effect of $21,720)                   --            --            --           --       36,983          36,983
                                                                                                       ------------
Total comprehensive income                 --            --            --           --           --       1,697,132
                                                                                                       ------------
 Shares issued for the
    exercise of stock options              --       124,000            --           --           --         124,000
Common stock distribution                  --     4,125,742    (4,125,742)          --           --              --
Cash dividends                             --            --      (664,946)          --           --        (664,946)
                                 ------------   -----------   -----------    ---------    ---------    ------------
DECEMBER 31, 1998                          --   $16,456,624   $   607,959    $(550,686)   $ 163,636    $ 16,677,533
Comprehensive income:
   Net income                              --            --     1,915,516           --           --       1,915,516
   Net unrealized gains on
      securities (net of tax
      effect of $187,781)                  --            --            --           --     (319,735)       (319,735)
                                                                                                       ------------
Total comprehensive income                 --            --            --           --           --       1,595,781
                                                                                                       ------------
Cash dividends                             --            --    (1,142,897)          --           --      (1,142,897)
Purchase of Treasury Stock                 --            --            --     (265,113)          --        (265,113)
                                 ============   ===========   ===========    =========    =========    ============
DECEMBER 31, 1999                $         --   $16,456,624   $ 1,380,578    $(815,799)   $(156,099)   $ 16,865,304
                                 ============   ===========   ===========    =========    =========    ============

BANK OF SOUTH CAROLINA CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEARS ENDED DECEMBER 31,
                                                               1999               1998                 1997
Cash flows form operating activities:
Net income                                                 $  1,915,516       $  1,660,149       $  1,609,618
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                 322,502            357,001            210,315
   Provision for loan losses                                     90,000             55,000            210,000
   Deferred income taxes                                         16,000             (7,000)           (40,000)
   Loss on sale of investment securities                             --                 --             16,544
   Net (accretion) amortization of unearned
     (discounts)premiums on investment securities               122,530             (4,313)            (8,989)
   Decrease (increase) in accrued interest
     receivable and other assets                                (92,124)           212,035           (406,275)
   Increase (decrease) in accrued interest
     payable and other liabilities                             (129,680)           147,383            (44,131)
                                                           ------------       ------------       ------------
Net cash provided by operating activities                     2,244,744          2,420,255          1,547,082
                                                           ------------       ------------       ------------

Cash flows from investing activities:
   Proceeds from sales/maturities of
     investment securities available for sale                 9,213,881          6,193,881          5,995,756
   Purchase of investment securities available for
     sale                                                   (11,957,186)       (20,407,031)        (6,226,250)
   Purchase of investment securities held to maturity          (600,625)                --                 --
   Net increase in loans                                     (6,688,182)        (4,199,968)        (8,346,521)
   Purchase of premises, equipment and leasehold
     improvements, net                                          (84,017)        (1,800,599)        (1,673,614)
                                                           ------------       ------------       ------------

Net cash used by investing activities                       (10,116,129)       (20,213,717)       (10,250,629)
                                                           ------------       ------------       ------------

Cash flows from financing activities:
   Net increase in deposit accounts                           1,307,142         19,504,235         19,638,836
   Net increase (decrease) in short-term borrowings           7,959,263           (307,926)         1,395,588
   Dividends                                                   (833,792)          (623,046)        (1,099,147)
   Treasury stock                                              (265,113)                --                 --
   Stock options exercised                                           --            124,000            124,000
                                                           ------------       ------------       ------------
Net cash provided by financing activities                     8,167,500         18,697,263         20,059,277
                                                           ------------       ------------       ------------

Net increase in cash and cash equivalents                       296,115            903,801         11,355,730
Cash and cash equivalents at beginning of year               22,921,060         22,017,259         10,661,529
                                                           ------------       ------------       ------------

Cash and cash equivalents at end of year                   $ 23,217,175       $ 22,921,060       $ 22,017,259
                                                           ============       ============       ============

Supplemental disclosure of cash flow data:
Cash paid during the year for:
   Interest                                                $  3,605,038       $  3,665,389       $  2,833,817
   Income taxes                                               1,045,696            866,276          1,043,090
Supplemental disclosure for non-cash investing and
   financing activity:
   Change in unrealized gain on securities available
     for sale, net of income taxes                             (319,735)            36,983             17,843

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The following is a summary of the more significant accounting policies used in preparation of the accompanying consolidated financial statements. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of income and expense during the reporting period. Actual results could differ from these estimates and assumptions.

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

          The reorganization of the Bank into a one-bank holding company became effective on April 17, 1995. Each issued and outstanding share of the Bank's stock were converted into two shares of the Company's stock.

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

          LOANS AND ALLOWANCE FOR LOAN LOSSES: Loans are carried at principal amounts outstanding. Interest income on all loans is recorded on an accrual basis. The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured, in the process of collection, and management deems it appropriate. If non-accrual loans decrease their past due status to 60 days or less, they are reviewed individually by management to determine if they should be returned to accrual status.

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

          A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting, provided they are performing in accordance with their restructured terms.

          Management believes that the allowance is adequate to absorb inherent losses in the loan portfolio. The allowance for loan losses is based on management's evaluation of the loan portfolio under current economic conditions. The evaluation includes a review of delinquencies and an estimate of the probability of loss based on the risk characteristics of the portfolio. The reserve is maintained at a level considered adequate by management to provide for known and inherent loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is subject to periodic evaluations by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

          PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS AND DEPRECIATION:
          Buildings and equipment are carried at cost less accumulated depreciation, calculated on the straight-line method over the estimated useful life of the related assets - 40 years for buildings and 3 to 15 years for equipment. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. Maintenance and repairs are charged to operating expenses as incurred.

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

          EARNINGS PER COMMON SHARE: Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents. Common stock equivalents consist of stock warrants and options and are computed using the treasury stock method. Weighted average share and per share data have been restated to reflect the April 8, 1997, two for one stock split and the May 15, 1998, 10% stock dividend.

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

          SEGMENT INFORMATION: The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires selected segment information of operating segments based on a management approach. An operating segment is defined as any component of a company that engages in business activities from which it may earn revenues and incur expenses. The management approach is based on the way that management organizes the segments within the company for making operating decisions and assessing performance. The Company operates as one business segment.

          CASH FLOWS: Cash and cash equivalents include working cash funds, due from banks, items in process of collection and federal funds sold. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average reserve requirement was approximately $1,886,000 and $1,241,000 for the reserve periods ended December 31, 1999 and 1998, respectively.

          RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 1999 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

    2.    INVESTMENT SECURITIES AVAILABLE FOR SALE

          The amortized cost and market values of investment securities available for sale are summarized as follows:

                                                    DECEMBER 31, 1999
                               ----------------------------------------------------------
                                                  GROSS         GROSS
                                AMORTIZED      UNREALIZED     UNREALIZED        MARKET
                                   COST           GAINS         LOSSES           VALUE
                               ----------------------------------------------------------
U.S. Treasury Obligations      $26,046,131      $ 12,414      $(146,977)      $25,911,568
Federal Agency Securities        9,176,892            --       (106,516)        9,070,376
Municipal Securities               897,762            --         (6,697)          891,065
                               -----------      --------      ---------       -----------

     Total                     $36,120,785      $ 12,414      $(260,190)      $35,873,009
                               ===========      ========      =========       ===========


                                                    DECEMBER 31, 1998
                               ----------------------------------------------------------
                                                  GROSS         GROSS
                                AMORTIZED      UNREALIZED     UNREALIZED        MARKET
                                   COST           GAINS         LOSSES           VALUE
                               ----------------------------------------------------------
U.S. Treasury Obligations      $31,187,951      $237,273      $  (2,251)      $31,422,973
Federal Agency Securities        1,200,000        13,500             --         1,213,500
Municipal Securities             1,111,642        11,218             --         1,122,860
                               -----------      --------      ---------       -----------

     Total                     $33,499,593      $261,991      $  (2,251)      $33,759,333
                               ===========      ========      =========       ===========

INVESTMENT SECURITIES HELD TO MATURITY

The amortized cost and market values of investment securities held to maturity are summarized as follows:

                                                      DECEMBER 31, 1999
                                       ----------------------------------------------
                                                      GROSS       GROSS
                                       AMORTIZED   UNREALIZED  UNREALIZED     MARKET
                                         COST         GAINS      LOSSES        VALUE
                                       ----------------------------------------------
U.S. Treasury Obligations (due in
     less than 1 year)                 $600,208         -      $(1,240)      $598,968

The amortized cost and market value of investment securities at December 31, 1999, by contractual maturity are as follows:

                                    AMORTIZED          MARKET
                                       COST             VALUE
                                   -----------      -----------
Due in one year or less            $20,267,648      $20,206,054
Due in one year to five years       15,853,137       15,666,955
                                   -----------      -----------

Total                              $36,120,785      $35,873,009
                                   ===========      ===========

          The Company had no sales of investment securities during the years ended December 31, 1999 or 1998, compared to proceeds of $1,981,876 from the sale of investment securities which resulted in realized losses of $16,544 for the year ended December 31, 1997.

          The carrying value of investment securities pledged to secure deposits and other balances was $19,477,702 and $17,457,982 at December 31, 1999 and 1998, respectively.

    3.    LOANS

          Major classifications of loans are as follows:

                                         DECEMBER 31,
                                   1999                1998
                               ------------       ------------
Commercial loans               $ 69,399,682       $ 62,891,571
Residential mortgage             10,746,376         10,574,482
Consumer loans                    6,640,903          7,063,912
Personal bank lines               3,837,851          3,446,280
Other                               123,905            164,120
                               ------------       ------------
                                 90,748,717         84,140,365
Allowance for loan losses        (1,250,138)        (1,239,968)
                               ------------       ------------

Loans, net                     $ 89,498,579       $ 82,900,397
                               ============       ============

          Changes in the allowance for loan losses are summarized as follows:

                                               YEARS ENDED DECEMBER 31,
                                      1999              1998              1997
                                  -----------       -----------       -----------
Balance at beginning of year      $ 1,239,968       $ 1,210,528       $ 1,041,216
Provision for loan losses              90,000            55,000           210,000
Charge offs                          (121,643)          (35,030)          (46,630)
Recoveries                             41,813             9,470             5,942
                                  -----------       -----------       -----------
Balance at end of year            $ 1,250,138       $ 1,239,968       $ 1,210,528
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

          As of December 31, 1999 and 1998, the Company had loans on non-accrual totaling $59,814 and $569,162, respectively. The additional amount of gross income that would have been recorded during 1999 and 1998 if these loans had performed as agreed would have been $16,437 and $52,304, respectively.

         At December 31, 1999 and 1998 impaired loans amounted to $84,273 and $584,469, respectively. There is no reserve related to the above impaired loans included in the allowance for loan losses at December 31, 1999 and 1998. For the years ended December 31, 1999 and 1998, the average recorded investment in impaired loans was $96,062 and $586,185, respectively, and $5,425 in 1999 and $13,852 in 1998 of interest income was recognized on loans while they were impaired. All of this income was recognized using the accrual method of accounting.

         At December 31, 1999 and 1998, there was a troubled debt restructuring which was modified prior to the adoption of SFAS No. 114 with outstanding balances of $33,240 and $45,740, respectively, and which was performing in accordance with its modified terms.

     4.  PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Premises, equipment and leasehold improvements are summarized as follows:

                                       DECEMBER 31,
                                  1999              1998
                              -----------       -----------
Bank buildings                $ 1,797,577       $ 1,787,725
Land                              838,075           838,075
Lease purchase                     30,000            30,000
Leasehold improvements            253,077           252,969
Equipment                       2,045,465         2,461,995
                              -----------       -----------
                                4,964,194         5,370,764
Accumulated depreciation       (1,145,788)       (1,313,873)
                              -----------       -----------
Total                         $ 3,818,406       $ 4,056,891
                              ===========       ===========

5.       SHORT-TERM BORROWINGS

         Short-term borrowings are summarized as follows:

                                                            DECEMBER 31,
                                                        1999             1998
                                                    -----------      ----------
Securities sold under agreements to repurchase      $ 8,639,332      $2,511,577
U.S. Treasury, Tax and Loan deposit notes             2,800,000         968,493
                                                    -----------      ----------

Total                                               $11,439,332      $3,480,070
                                                    ===========      ==========

         Securities sold under agreements to repurchase with customers mature on demand. These borrowings were collateralized by U.S. Treasury Notes with carrying values of $9,028,961 and $5,728,501 and market values of $8,924,742 and $5,773,142 at December 31, 1999 and 1998, respectively.
         The agreements to repurchase had weighted average interest rates of 4.58% and 4.72% at December 31, 1999 and 1998, respectively. The maximum amount outstanding at any month end was $8,639,333 and $4,906,092 for the years ended December 31, 1999 and 1998, respectively. The average amount of outstanding agreements to repurchase was $6,337,924 and $3,500,148 during the periods ended December 31, 1999 and 1998, respectively. The securities underlying the repurchase agreements were held in safekeeping by an authorized broker. At the maturity dates of these transactions, the securities are returned to the account of the Bank.

6.       INCOME TAXES

         Income tax expense (benefit) consists of:

                               YEARS ENDED DECEMBER 31,
                        1999             1998            1997
                    -----------       ---------       ---------
Current:
     Federal        $   943,696       $ 849,734       $ 874,500
     State               86,000          75,000          71,000
                    -----------       ---------       ---------
                      1,029,696         924,734         945,500
                    -----------       ---------       ---------
     Deferred:

     Federal             16,000          (7,000)        (40,000)
     State                   --              --              --
                    -----------       ---------       ---------
                         16,000          (7,000)        (40,000)
                    -----------       ---------       ---------
Total               $ 1,045,696       $ 917,734       $ 905,500
                    ===========       =========       =========

         A reconciliation from expected federal tax expense to consolidated effective income tax expense for the period indicated follows:

                                                              YEARS ENDED DECEMBER 31,
                                                        1999             1998           1997
                                                    -----------       ---------       --------
Provision for tax at statutory federal income
     tax rate                                       $ 1,006,812       $ 876,480       $855,140
State income taxes, net of federal tax benefit           56,760          49,500         46,860
Other, net                                              (17,876)         (8,246)         3,500
                                                    -----------       ---------       --------

Provision for income tax                            $ 1,045,696       $ 917,734       $905,500
                                                    ===========       =========       ========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                            DECEMBER 31,
                                                                         1999          1998
                                                                       --------      --------
Deferred tax assets:

     Bad debt reserves                                                 $400,000      $386,000
     Unrealized loss on securities available for sale                    91,677            --
                                                                       --------      --------
     Total gross deferred tax assets                                    491,677       386,000
                                                                       --------      --------

Deferred tax liabilities:

     Unrealized gain on securities available for sale                        --        96,104
     Fixed assets, principally due to differences in depreciation        96,000        51,000
         Other                                                           12,000        27,000
                                                                       --------      --------
     Total gross deferred tax liabilities                               108,000       174,104
                                                                       --------      --------

     Net deferred tax asset                                            $383,677      $211,896
                                                                       ========      ========

         There was no valuation allowance for deferred tax assets at either December 31, 1999 or December 31, 1998. No valuation allowance has been established as it is management's belief that realization of the deferred tax asset is more likely than not. The net deferred tax asset is included in other assets on the consolidated balance sheets.

         A portion of the change in the net deferred tax asset relates to the unrealized gains and losses on securities available for sale. The related current period deferred tax benefit of $187,781 has been recorded directly to shareholders' equity in 1999. The balance of the change in the net deferred tax asset results from the current period deferred tax expense of $16,000.

7.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into agreements to lease equipment and its office facilities under noncancellable operating lease agreements expiring on various dates through 2010. The Company may, at its option, extend the lease of its office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods, extend the lease of its office facility at 100 N. Main Street, Summerville, South Carolina, for two additional five year periods and extend the land lease where the Mt. Pleasant office is constructed for six additional five year periods. Minimum rental commitments for these leases as of December 31, 1999, are as follows:

                              2000                       $    391,698
                              2001                            403,402
                              2002                            406,038
                              2003                            418,214
                              2004                            420,954
                              2005 and thereafter           1,041,878
                                                         ------------
                              Total                      $  3,082,184
                                                         ============

         Total rental expense was $391,288, $398,867 and $397,041 in 1999, 1998 and 1997, respectively.

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

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including unused lines of credit, amounted to $24,861,969 and $21,618,939 at December 31, 1999 and 1998, respectively.

         Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. Commitments under standby letters of credit amounted to $553,417 and $749,857 at December 31, 1999 and 1998, respectively.

     8.  RELATED PARTY TRANSACTIONS

         In the opinion of management, loans to officers and directors of the Company are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectibility. There were no outstanding loans to executive officers of the Company as of December 31, 1999 and 1998. Related party loans are summarized as follows:

                                           DECEMBER 31,
                                      1999               1998
                                  -----------       -----------

Balance at beginning of year      $   996,757       $ 1,477,702
New loans or advances               1,342,510         1,207,251
Repayments                         (1,460,702)       (1,688,196)
                                  -----------       -----------

Balance at end of year            $   878,565       $   996,757
                                  ===========       ===========

9.       OTHER EXPENSE

         A summary of the components of other operating expense is as follows:

                                                   YEARS ENDED DECEMBER 31,
                                             1999            1998            1997
                                          ----------      ----------      ----------
Advertising and business development      $   43,583      $   48,726      $   29,355
Supplies                                     180,856         215,067         150,900
Telephone and postage                        189,270         139,780         109,243
Insurance                                     41,237          31,406          32,465
Professional fees                            173,690         165,992         133,865
Data processing services                     210,928         167,740         106,168
State and FDIC insurance and fees             31,292          27,944          23,822
Other                                        678,041         633,754         437,014
                                          ----------      ----------      ----------

Total                                     $1,548,897      $1,430,409      $1,022,832
                                          ==========      ==========      ==========

    10.  STOCK DIVIDEND AND STOCK SPLIT

         The Board of Directors approved a two for one stock split on April 8, 1997, for shareholders of record April 30, 1997, effective May 15, 1997. All share and per share data have been retroactively restated to reflect the two for one stock split.

         The Board of Directors approved a 10% stock dividend on April 14, 1998, for shareholders of record April 30, 1998, effective May 15, 1998. All share and per share data have been retroactively restated to reflect the 10% stock dividend.

    11.  INCENTIVE STOCK OPTION PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

         The Company has an incentive stock option plan for the benefit of eligible officers and employees. A total of 220,000 shares were reserved and 198,000 shares were subsequently granted under the plan. Options for 55,880 shares with an exercise price of $4.55 and 33,000 shares with an exercise price of $4.72 have expired. No options were granted under this plan during 1999, 1998 and 1997. Options for 27,280 shares at $4.55 were exercised during 1998 and 1997. There are no options outstanding under this plan.

         On April 14, 1998, the shareholders of the Company approved an incentive stock option plan for the benefit of eligible officers and employees. A total of 180,000 shares were reserved and on April 16, 1998, 146,000 shares were granted under the plan. Adjusted for a ten percent (10%) stock dividend on May 15, 1998, options for 16,500 shares with an exercise price of $25.31 and options for 131,450 shares with an exercise price of $23.01 remain outstanding, none of which are exercisable. These options vest over a five-year period. Options for 12,650 shares have now terminated.

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

         The Company established an Employee Stock Ownership Plan (ESOP) effective January 1, 1989. Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a Plan year is eligible to participate in the Plan. Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code section 415. The Company recognizes expense when the contribution is approved by the Board. The total expenses charged by the Company amounted to $228,000, $186,000 and $165,048 for the years ended December 31, 1999, 1998 and 1997, respectively.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's incentive stock option plan been determined based on the fair value at the grant date for awards in 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and diluted earnings per share would have been reduced to the proforma amounts as follows. There were no grants during 1999 and 1997.

         (DOLLARS, EXCEPT PER SHARE, IN THOUSANDS)                  1999         1998          1997
                                                                  ---------    --------     --------
         Net earnings - as reported                               $   1,916    $  1,660     $  1,610
         Net earnings - proforma                                      1,745       1,489        1,610
         Diluted earnings per share - as reported                       .74         .64          .62
         Diluted earnings per share - proforma                          .67         .57          .62

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: dividend yield of 1.36%, expected volatility of 33%, risk-free interest rate of 5.13%, and expected lives of 5 years. The weighted average fair value of options granted in 1998 was $8.39.

    12.  INCOME PER COMMON SHARE

                                                                         For the year ended December 31, 1999
                                                                  -------------------------------------------------
                                                                       Income            Shares           Per Share
                                                                     (Numerator)      (Denominator)        Amount
                                                                  ---------------    ----------------    ----------
         Net income                                               $     1,915,516
                                                                  ===============
         BASIC EPS
            Income available to common shareholders               $     1,915,516           2,604,620     $     .74
                                                                  ===============     ===============     =========

         EFFECT OF DILUTIVE SECURITIES*
         DILUTED EPS
            Income available to common shareholders               $     1,915,516           2,604,620     $     .74
                                                                  ===============     ===============      ========

         *ALL OUTSTANDING OPTIONS ARE ANTI-DILUTIVE.

                                                                         For the year ended December 31, 1998
                                                                  -------------------------------------------------
                                                                       Income            Shares           Per Share
                                                                     (Numerator)      (Denominator)        Amount
                                                                  ---------------    ----------------    ----------
         Net income                                               $     1,660,149
                                                                  ===============
         BASIC EPS
            Income available to common shareholders               $     1,660,149           2,599,212     $     .64
                                                                  ===============     ===============     =========

         EFFECT OF DILUTIVE SECURITIES*
         DILUTED EPS
            Income available to common shareholders               $     1,660,149           2,599,212        $  .64
                                                                  ===============     ===============        ======

         *ALL OUTSTANDING OPTIONS ARE ANTI-DILUTIVE.

                                                                         For the year ended December 31, 1997
                                                                  -------------------------------------------------
                                                                       Income            Shares           Per Share
                                                                     (Numerator)      (Denominator)        Amount
                                                                  ---------------    ----------------    ----------
         Net income                                               $     1,609,618
                                                                  ===============
         BASIC EPS
            Income available to common shareholders               $      1,609,618          2,573,775      $    .63
                                                                  ================    ===============      ========

         EFFECT OF DILUTIVE SECURITIES OPTIONS                                                 22,434
                                                                                      ---------------
         DILUTED EPS
            Income available to common shareholders               $     1,609,618           2,596,209       $   .62
                                                                  ===============     ===============       =======

    13.  REGULATORY CAPITAL REQUIREMENTS

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

         At December 31, 1999 and 1998, the Company and the Bank are categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.

                                                                                                           To Be Well
                                                                                                       Capitalized Under
                                                                                 For Capital           Prompt Corrective
                                                      Actual                 Adequacy Purposes         Action Provisions
                                               --------------------         -------------------       --------------------
                                               Amount         Ratio         Amount        Ratio       Amount        Ratio
                                               ---------------------------------------------------------------------------
As of December 31, 1999:
Total capital to risk-weighted assets:

      Company                                  $18,270        18.26%        $8,003         8.00%       $ N/A          N/A
      Bank                                      17,528        17.54%         7,993         8.00%       9,992        10.00%

Tier 1 capital to risk-weighted assets:

      Company                                  $17,021        17.01%        $4,002         4.00%       $ N/A          N/A
      Bank                                      16,279        16.29%         3,997         4.00%       5,995         6.00%

Tier 1 capital to average assets:

      Company                                  $17,021        11.18%        $6,088         4.00%       $ N/A          N/A
      Bank                                      16,279        10.76%         6,053         4.00%       7,566         5.00%


                                                                                                           To Be Well
                                                                                                       Capitalized Under
                                                                                 For Capital           Prompt Corrective
                                                      Actual                 Adequacy Purposes         Action Provisions
                                               --------------------         -------------------       --------------------
                                               Amount         Ratio         Amount        Ratio       Amount        Ratio
                                               ---------------------------------------------------------------------------
As of December 31, 1998:
Total capital to risk-weighted assets:

      Company                                  $17,652        19.40%        $7,278         8.00%        $N/A          N/A
      Bank                                      16,997        18.69%         7,277         8.00%       9,096        10.00%

Tier 1 capital to risk-weighted assets:

      Company                                  $16,514        18.15%        $3,639         4.00%        $N/A          N/A
      Bank                                      15,859        17.44%         3,638         4.00%       5,457         6.00%

Tier 1 capital to average assets:

      Company                                  $16,514        11.29%        $5,849         4.00%       $ N/A          N/A
      Bank                                      15,859        10.85%         5,849         4.00%       7,311         5.00%

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

         The following describes the methods and assumptions used by the Company in estimating the fair values of financial instruments:

         a. Cash and due from banks, interest bearing deposits in other banks, federal funds sold and securities under resale agreements or similar arrangements The carrying value approximates fair value.

         b. Investment securities available for sale and held to maturity The fair value of investment securities is derived from quoted market prices.

         c.   Loans

              The current value of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed rate consumer and commercial loans with maturities greater than three months are valued using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 1998 and 1998, approximates market.

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

          The estimated fair values of the Company's financial instruments at December 31, 1999 and 1998, are as follows:

                                                              1999
                                                              ----
                                                 CARRYING             ESTIMATED
                                                   AMOUNT            FAIR VALUE
                                                ------------        ------------
Cash and cash equivalents                       $  6,955,256        $  6,955,256
Interest bearing deposits in other banks               6,919               6,919
Federal funds sold                                16,255,000          16,255,000
Investments available for sale                    35,873,009          35,873,009
Investments held to maturity                         600,208             600,208
Loans (net)                                       89,498,579          88,863,395
Deposits                                         125,280,450         125,220,871
Short-term borrowings                             11,439,333          11,439,333

                                                              1998
                                                              ----
                                                 CARRYING             ESTIMATED
                                                   AMOUNT            FAIR VALUE
                                                ------------        ------------
Cash and cash equivalents                       $  7,464,394        $  7,464,394
Interest bearing deposits in other banks               6,666               6,666
Federal funds sold                                15,450,000          15,450,000
Investments available for sale                    33,759,333          33,759,333
Loans                                             82,900,397          82,442,318
Deposits                                         123,973,308         124,001,991
Short-term borrowings                              3,480,070           3,480,070

    15.  BANK OF SOUTH CAROLINA CORPORATION - PARENT COMPANY

         The Company's principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. At December 31, 1999, the Bank had available retained earnings of approximately $495,000 for payment of dividends.

         The Company's principal asset is its investment in its bank subsidiary. The Company's condensed statements of financial condition data as of December 31, 1999 and 1998, and the related condensed statements of operations data and cash flow data for the periods ended December 31, 1999, 1998 and 1997, are as follows:

                            FINANCIAL CONDITION DATA


ASSETS                                                     1999               1998
                                                       -----------        -----------
Cash                                                   $   625,678        $   826,627
Investment in wholly-owned bank subsidiary              16,122,530         16,022,540
Investment securities held to maturity                     600,208                 --
Other assets                                                 8,385             10,758
                                                       -----------        -----------
     Total assets                                      $17,356,801        $16,859,925
                                                       ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Dividends payable                                      $   491,497        $   182,392
                                                       -----------        -----------
     Total liabilities                                     491,497            182,392
Shareholders' equity                                    16,865,304         16,677,533
                                                       -----------        -----------

     Total liabilities and shareholders' equity        $17,356,801        $16,859,925
                                                       ===========        ===========

                                 OPERATIONS DATA

                                                              1999                1998                 1997
                                                           -----------         -----------         -----------
Interest income                                            $    35,471         $    24,977         $    14,578
Net operating expenses                                         (37,680)            (40,268)            (35,973)
Dividends received from bank                                 1,498,000             872,000           1,147,000
Equity in undistributed earnings of subsidiary                 419,725             803,440             484,013
                                                           -----------         -----------         -----------

     Net income                                            $ 1,915,516         $ 1,660,149         $ 1,609,618
                                                           ===========         ===========         ===========

                                 CASH FLOW DATA

                                                              1999                1998                 1997
                                                           -----------         -----------         -----------
Cash flows from operating activities:

     Net income                                            $ 1,915,516         $ 1,660,149         $ 1,609,618
         Amortization of premiums on investment
             securities                                            417                  --                  --
     Equity in undistributed earnings of subsidiary           (419,725)           (803,440)           (484,013)
     Decrease in other assets                                    2,373               9,950               5,111
                                                           -----------         -----------         -----------

     Net cash provided by operating activities             $ 1,498,581         $   866,659         $ 1,130,716
                                                           -----------         -----------         -----------

Cash flows from investing activities:

       Purchase of investment securities
            held to maturity                                  (600,625)                 --                  --
                                                           -----------         -----------         -----------
        Net cash used in investing activities                 (600,625)                 --                  --
                                                           -----------         -----------         -----------

   Cash flows from financing activities:
     Dividends paid                                           (833,792)           (623,046)         (1,099,147)
     Treasury stock purchased                                 (265,113)                 --                  --
     Stock options exercised                                        --             124,000             124,000
                                                           -----------         -----------         -----------

     Net cash used by financing activities                  (1,098,905)           (499,046)           (975,147)
                                                           -----------         -----------         -----------

Net increase (decrease) in cash                               (200,949)            367,613             155,569

Cash at beginning of year                                      826,627             459,014             303,445
                                                           -----------         -----------         -----------

Cash at end of year                                        $   625,678         $   826,627         $   459,014
                                                           ===========         ===========         ===========

    16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The tables below represent the quarterly results of operations for the years ending December 31, 1999 and 1998, respectively:

                                                                    1999
                                         ----------------------------------------------------------
                                           Fourth          Third           Second           First
                                         ----------      ----------      ----------      ----------
Total interest income                    $2,905,010      $2,822,828      $2,732,668      $2,645,093
Total interest expense                      904,225         871,658         854,997         843,906
                                         ----------      ----------      ----------      ----------
Net interest income                       2,000,785       1,951,170       1,877,671       1,801,187
Provision for loan losses                    55,000          30,000              --           5,000
Net interest income after provision
     for loan losses                      1,945,785       1,921,170       1,877,671       1,796,187
Other income                                262,500         319,775         247,941         272,227
Other expense                             1,394,578       1,459,132       1,426,869       1,401,465
                                         ----------      ----------      ----------      ----------
Income before taxes                         813,707         781,813         698,743         666,949
Income tax expense                          280,496         275,000         250,200         240,000
                                         ----------      ----------      ----------      ----------
Net income                               $  533,211      $  506,813      $  448,543      $  426,949
                                         ==========      ==========      ==========      ==========
Basic earnings per share                 $      .20      $      .19      $      .17      $      .16
                                         ==========      ==========      ==========      ==========
Diluted earnings per share               $      .20      $      .19      $      .17      $      .16
                                         ==========      ==========      ==========      ==========


                                                                    1998
                                         ----------------------------------------------------------
                                           Fourth          Third           Second           First
                                         ----------      ----------      ----------      ----------
Total interest income                    $2,682,724      $2,790,248      $2,592,900      $2,527,559
Total interest expense                      951,915       1,040,798         910,634         827,394
                                         ----------      ----------      ----------      ----------
Net interest income                       1,730,809       1,749,450       1,682,266       1,700,165
Provision for loan losses                    10,000          15,000          15,000          15,000
                                         ----------      ----------      ----------      ----------
Net interest income after
   provision for loan losses              1,720,809       1,734,450       1,667,266       1,685,165
Other income                                233,901         222,285         225,045         184,193
Other expense                             1,294,772       1,273,396       1,299,031       1,228,032
                                         ----------      ----------      ----------      ----------
Income before taxes                         659,938         683,339         593,280         641,326
Income tax expense                          235,500         239,012         213,000         230,222
                                         ----------      ----------      ----------      ----------
Net income                               $  424,438      $  444,327      $  380,280      $  411,104
                                         ==========      ==========      ==========      ==========
Basic earnings per share                 $      .16      $      .17      $      .15      $      .16
                                         ==========      ==========      ==========      ==========
Diluted earnings per share               $      .16      $      .17      $      .15      $      .16
                                         ==========      ==========      ==========      ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ELECTION OF DIRECTORS

Sixteen (16) Directors, constituting the entire Board of Directors, will be elected at the Annual Meeting, each to hold office for one year and until a successor shall have been duly elected or appointed and shall have qualified. In the absence of instructions to the contrary, shares of Common stock represented by properly executed proxies will be voted for the sixteen (16) Nominees listed on pages 7 and 8 of the proxy, all of whom are recommended by management and have consented to be named and to serve if elected.

The Company does not presently know of anything that would preclude any Nominee from serving; however, should any Nominee for any reason become unable or unwilling to serve as a Director, the number of Directors to be elected will be reduced accordingly.

The name of each Nominee designated by the Board of Directors of the Company for election as Director of the Company and certain information provided by such Nominee to the Company is set forth in the table below. Twelve (12) of the current nominees served as initial directors of the Bank from October 22, 1986, when the Bank's charter was issued until the first annual meeting of Shareholders on April 14, 1987, and were elected to serve a one-year term at such annual meeting. John M. Tupper and Thomas W. Myers were first elected as Directors of the Bank during 1993. They were all re-elected to serve one-year terms at subsequent annual meetings. All of the current Nominees served as Directors of the Company from April 13, 1999, the date of the last Annual Meeting of shareholders. Alan I. Nussbaum, M.D. and Edmund Rhett, Jr., M.D. were first elected as directors of the company during 1999.

                                   POSITIONS AND
                                   OFFICES HELD                               BUSINESS EXPERIENCE
                                       WITH            FAMILY                    1987-1999 AND
NAME                       AGE      CORPORATION     RELATIONSHIP              OTHER DIRECTORSHIPS
----                       ---     -------------    ------------              -------------------

Nathaniel I. Ball, III     58       Executive        None              The Bank of South Carolina (banking)
                                    Vice President,                    1986-2000
                                    Secretary,
                                    Director

William T. Cooper          70       Director         None              President, Southeastern Galleries, Inc. (retail
                                                                       furniture and decorating) 1983-2000

C. Ronald Coward           64       Director         None              President - Coward-Hund Construction
                                                                       Company, Inc. (construction) 1976-2000

Leonard C. Fulghum         70       Director         None              Chairman - Ferguson Fulghum, Inc. (painting
                                                                       contractors) 1972-2000

T. Dean Harton             54       Director         None              President, Hawthorne Corporation
                                                                       (aviation) 1986-2000

William L. Hiott, Jr.      55       Executive        None              The Bank of South Carolina
                                    Vice President,                    (banking) 1986-2000
                                    Treasurer,
                                    Director

                                   POSITIONS AND
                                   OFFICES HELD                               BUSINESS EXPERIENCE
                                       WITH            FAMILY                    1987-1999 AND
NAME                       AGE      CORPORATION     RELATIONSHIP              OTHER DIRECTORSHIPS
----                       ---     -------------    ------------              -------------------
Katherine M. Huger         58       Director        None               Assistant Professor of Economics - Charleston
                                                                       Southern University (education) 1972-2000

John E. Huguley            72       Director        None               Retired (1996) Chairman - John Huguley Company,
                                                                       Inc. (retail office products) 1980-2000

Charles G. Lane            45       Director        Brother of         Member - Holcombe, Fair & Lane,
                                                    Hugh C.            LLC (real estate) 1996-2000;
                                                    Lane, Jr.;         Associate-Holcombe & Fair Realtors
                                                    brother-in-        1987-2000
                                                    law of
                                                    Fleetwood S.
                                                    Hassell, Sr.
                                                    Vice-President

Hugh C. Lane, Jr.          52       President,      Brother of         The Bank of South Carolina (banking)
                                    Chief Exec-     Charles G.         1986-2000
                                    utive Officer,  Lane
                                    Director

J. Maybank                 60       Director        None               Active in community programs

Thomas W. Myers            65       Director        None               President - Myers & Associates (estate
                                                                       and business insurance planning) 1963-2000

Alan I Nussbaum, M.D.      48       Director        None               Physician - Rheumatology Associates, PA

Edmund Rhett Jr., M.D.     52       Director        None               Physician in private obstetrical practice
                                                                       with Low Country OB/GYN

Thomas C. Stervenson, III  48       Director        None               President - Fabtech, Inc.
                                                                       (metal fabrication) 1991-2000;
                                                                       Private Investor 1990-91; Chairman of the
                                                                       Board - Stevenson Hagerty, Inc.
                                                                       (diversified holding company) 1984-90

John M. Tupper             58       Director        None               President - Tupperway Tire and Service, Inc.
                                                                       (retail tires and service) 1980-2000

ITEM 10.  COMPENSATION OF OFFICERS AND DIRECTORS

The following table sets forth all remuneration (including remuneration under any contract, authorization or arrangement, whether or not set forth in a formal document) paid during the year ended December 31, 1999, by the Bank to the three
(3) Executive Officers of the Company and the Bank whose total remuneration from the Bank exceeded One Hundred Thousand and No/100 ($100,000.00) Dollars for their services in all capacities. Such Officers receive no compensation from the Company as Officers or as Directors or in any other capacity.

                                                                      LONG TERM COMPENSATION
                            ANNUAL COMPENSATION                    AWARDS               PAYOUTS
                         -----------------------------------------------------------------------
(a)                (b)       (c)           (d)          (e)           (f)       (g)        (h)           (i)
                                                      OTHER                  SECURITIES
                                                      ANNUAL      RESTRICTED   UNDER-                 ALL OTHER
NAME AND                                              COMPEN-     STOCK        LYING       LTIP        COMPEN-
PRINCIPAL                                           SATION(1)(2)  AWARD(S)    OPTIONS/   PAYOUTS     SATION(1)(2)
POSITION          YEAR    SALARY($)      BONUS($)       ($)         ($)        SARS($)      ($)          ($)

Hugh C. Lane,     1999  $142,500.00        ---       $18,996.83                                      $18,996.83
Jr. - CEO         1998  $130,601.45        ---       $19,961.21                                      $19,961.21
& President       1997  $130,601.45    $10,000.00    $16,978.72                                      $16,978.72

Nathaniel I.      1999  $126,000.00        ---       $16,752.09                                      $16,752.09
Ball, III -       1998  $116,101.37        ---       $17,775.76                                      $17,577.76
Executive Vice    1996  $116,101.37    $10,000.00    $14,729.98                                      $14,729.98
President &
Secretary

William L.        1999  $126,000.00        ---       $17,318.45                                      $17,318.45
Hiott, Jr. -      1998  $116,101.37        ---       $18,330.88                                      $18,330.88
Executive Vice    1996  $116,101.37    $10,000.00    $14,729.98                                      $14,729.98
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

The Plan became effective as of January 1, 1989.

The Board of Directors of the Bank approved the contribution of Two Hundred Twenty Eight Thousand and No/100 ($228,000.00) Dollars to the ESOP for the fiscal year ended December 31, 1999. The contribution was made during 1999. T. Dean Harton, Sheryl G. Sharry and Nathaniel I. Ball, III, currently serve as Plan Administrators. Nathaniel I. Ball, III, currently serves as Trustee for the Plan. The Plan currently owns Two Hundred Twelve Thousand Seven Hundred Sixty (212,760) shares or 8.24% of the Company's Common Stock.

During the fiscal year ended December 31, 1999, the Company had no plans or arrangements pursuant to which any Officer, Director or principal Shareholder received contingent remuneration or personal benefits other than the contingent remuneration and life, disability and health insurance benefits referred to in the footnotes to the preceding table.

On April 14, 1998, the shareholders of the Company approved an Incentive Stock Option Plan for the benefit of eligible Officers and employees of the Bank. A total of one hundred eighty thousand (180,000) shares were reserved and on April 16, 1998, the Bank granted options to purchase Common Stock in the aggregate amount of one hundred forty six thousand (146,000) shares to fifty two (52) employees of the Bank (including officers, such Directors as are also employees and other employees) pursuant to the Incentive Stock Option Plan. These grants include those to Hugh C. Lane, Jr., Nathaniel I. Ball, III, and William L. Hiott, Jr., Executive Officers and Directors, as more specifically set forth below. Options for one hundred thirty five thousand three hundred (135,300) shares with an exercise price of $23.01 and for sixteen thousand five hundred (16,500) shares with an exercise price of $25.31 remain outstanding.
No options were exercised in 1999.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the extent known to the Board of Directors of the Company, as of February 23, 2000, the only Shareholders of the Company having beneficial ownership of more than five (5%) percent of the shares of Common Stock of the Company are as set forth below:

NAME AND ADDRESS OF               AMOUNT AND NATURE OF                PERCENT OF
  BENEFICIAL OWNER                BENEFICIAL OWNERSHIP                   CLASS
-------------------               --------------------                ----------
Hugh C. Lane, Jr.                      396,368.108 (1) (2)               15.36%
30 Church Street
Charleston, SC  29401

Charles G. Lane                        136,294 (3)                        5.28%
10 Gillon Street
Charleston, S.C.  29401

The Bank of South Carolina             212,760 (4)                        8.24%
Employee Stock Ownership
Plan and Trust ("ESOP")
256 Meeting Street
Charleston, SC  29401

--------------------------------------------------------------------------------

(1) To the extent known to the Board of Directors, Hugh C. Lane and his children, individually and collectively, have beneficial ownership of 681,232 shares or 26.40% of the outstanding shares. As more fully described in the following footnote, Hugh C. Lane, Jr. is the only one of the above who has a beneficial ownership interest in more than five (5%) percent of the Company's common stock. Hugh C. Lane, Jr. disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote).

(2) To the extent known to the Board of Directors, Hugh C. Lane, Jr. directly owns and has sole voting and investment power with respect to 172,800 shares; as trustee for 8 trust accounts holding an aggregate of 58,122 shares, he has sole voting and investment power with respect to such shares; as co-trustee for one trust account holding 6,840 shares, he has joint voting and investment power with respect to such shares; as trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment with respect to 6,500 shares; he is indirectly beneficial owner of 8,168 shares owned by his wife and an aggregate of 115,518 shares held by his wife as custodian for three minor children and 28,420.108 shares owned by the Employee Stock Ownership Plan and Trust ("ESOP") in which he has a vested interest. All of the 396,368.108 shares beneficially owned by Hugh C. Lane, Jr. are currently owned. Hugh C. Lane, Jr. has had beneficial ownership of more than five (5%) percent of the Bank's Common Stock since October 23, 1986, and more than ten (10%) percent since November 16, 1988.

 (3) To the extent known to the Board of Directors, Charles G. Lane directly owns and has sole voting and investment power with respect to 69,557 shares; as co-trustee for 2 trust accounts holding 8,553 shares, he has joint voting and investment powers with respect to such shares; as trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment power with respect to 6,500 shares; he is indirectly beneficial owner of 2, 662 shares owned by his wife and an aggregate of 49,022 share held by his wife as custodian for three minor children. All of the share beneficially owned by Charles G, Lane are currently owned. Charles G. Lane has had beneficial ownership of more than five (5%) percent of the Bank's Common Stock since July 19, 1999.

(4) Thee Trustee of the ESOP Nathaniel I. Ball, III, and executive Officer and Director of the Bank and the Company, disclaims beneficial ownership of 209,160 shares owned by the ESOP which have been allocated to members of the plan each of whom under the terms of the plan has the right to direct the Trustee as to the manner in which voting rights are to be exercised and claims beneficial ownership of 3,600 shares owned by the ESOP which have not yet been allocated to members of the plan.

BENEFICIAL OWNERSHIP OF COMMON STOCK OF THE COMPANY

The table below sets forth the number of shares of Common Stock (the only class of outstanding equity securities of the Company) known by the Company to be beneficially owned by each Nominee for election as Director and by the Officers and Directors of the Company as a group as of February 25, 2000. Except as otherwise indicated in the footnotes to the table, the persons named possess sole voting power and investment power with respect to the shares shown opposite their names. As of February 25, 2000, no Officer, Director or Nominee beneficially owned more than ten (10%) percent of the outstanding shares of the Company other than Hugh C. Lane, Jr. As of February 25, 2000, the Officers, Directors and Nominees beneficially owned 912,962.327 shares, representing approximately 35.38% of the outstanding shares.

As of February 25, 2000, the beneficial ownership of Common Stock of the Company by all current Directors and each Nominee for Director was as set forth in the following table:

NAME AND ADDRESS OF                 AMOUNT AND NATURE OF           PERCENT OF
  BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP              CLASS
-------------------                 --------------------           ----------
Nathaniel I. Ball, III                    59,564.968 (1)               2.31%
1302 Cove Avenue
Sullivans Island, SC  29482

William T. Cooper                              5,324 (1)                .21%
21 Jamestown Road
Charleston, SC  29407

C. Ronald Coward                              33,936 (1)               1.32%
537 Planters Loop
Mt. Pleasant, SC  29464

Leonard C. Fulghum                            35,175 (1)               1.36%
311 Middle Street
Mt. Pleasant, SC  29464

T. Dean Harton                                 8,704 (1)                .34%
4620 Lazy Creek Lane
Wadmalaw, SC  29487

William L. Hiott, Jr.                     86,893.251 (1)               3.37%
1831 Capri Drive
Charleston, SC  29407

NAME AND ADDRESS OF                  AMOUNT AND NATURE OF      PERCENT OF
  BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP         CLASS
-------------------                  --------------------      ----------
James H. Holcombe                             107,175 (1)          4.15%
16 Church Street
Charleston, SC  29401

Katherine M. Huger                              5,324 (1)           .21%
72 Murray Boulevard
Charleston, SC  29401

John E. Huguley                                16,456 (1)           .64%
22 Murray Boulevard
Charleston, SC  29401

Charles G. Lane                               136,294 (1)          5.28%
10 Gillon Street
Charleston, SC  29401

Hugh C. Lane, Jr.                         396,368.108 (1)         15.36%
30 Church Street
Charleston, SC  29401

Louise J. Maybank                              12,100 (1)           .47%
8 Meeting Street
Charleston, SC  29401

Thomas W. Myers                                    7,000            .27%
500 Central Avenue
Summerville, SC  29483

Thomas C. Stevenson, III                             484            .02%
173 Tradd Street
Charleston, SC  29401

John M. Tupper                                     1,364            .05%
113 Linwood Drive
Summerville, SC  29483

Alan I. Nussbaum, M.D.                               300            .01%
37 Rebellion Road
Charleston, S. C.  29407

Edmund Rhett, Jr., M.D.                         500  (1)            .02%

(1) To the extent known to the Board of Directors, each of the following Directors and Nominees for election as Directors (each of whom directly owns and has sole voting and investment power of all shares beneficially owned by him or her except as set forth in this footnote) indirectly owns the following number of shares: Nathaniel I. Ball, III
         - an aggregate of 5,802 shares directly owned by his wife; 19,402.968 shares owned by the ESOP, in which he has a vested interest and 3,600 shares owned by the ESOP which have not been allocated to members of the plan; William T. Cooper - an aggregate of 4,840 shares held by a pension plan; C. Ronald Coward - an aggregate of 1,100 shares owned by a company of which he is president and director; Leonard C. Fulghum - an aggregate of 3,555 shares owned by his wife; T. Dean Harton - an aggregate of 2,134 shares owned by his wife and held by his wife as custodian for his step-son; William L. Hiott, Jr. - an aggregate of 5,323 shares directly owned by his wife and 4,532 held by him as custodian for two children and 25,249.251 shares owned by the ESOP, in which he has a vested interest; James H. Holcombe - an aggregate of 55,387 shares owned by the Marjorie G. Detyens Irrevocable Trust for which he serves as co-trustee;

         Katherine M. Huger - 484 shares owned by her husband; John E. Huguley - 8,954 shares owned by his wife; Charles G. Lane - an aggregate of 66,737 shares owned by his wife, held by her as custodian for children, held by him as co-trustee with Hugh C. Lane, Jr., for a sister's children and held by him as a co-trustee for the children of Hugh C. Lane, Jr. and held by him as a trustee of Mills Bee Lane Memorial Foundation; Hugh C. Lane, Jr. - an aggregate of 195,148 shares owned by his wife, held by his wife as custodian for each of three children, held by him as co-trustee with Charles G. Lane for a sister's children and held by him as trustee for his and his brother's and sisters' children (as more fully described in the footnote to the preceding table), held by him as a trustee of Mills Bee Lane Memorial Foundation and 28,420.108 shares owned by the ESOP, in which he has a vested interest; and Edmund Rhett, Jr., 100 shares owned by his wife. All such indirectly owned shares are included in the totals of the number of shares set forth in the above table and beneficially owned by the Directors and Nominees.

----------------------

As a group, all Directors and Executive Officers (including Hugh C. Lane, Jr., President and Chief Executive Officer; Nathaniel I. Ball, III, Executive Vice President and Secretary; and William L. Hiott, Jr., Executive Vice President and Treasurer) are sixteen (17) in number and beneficially own an aggregate of 912,962.327 shares, representing 35.38% of the issued and outstanding Common Stock of the Company. All of these shares beneficially owned by the Directors, Nominees and Executive Officers are currently owned. Hugh C. Lane, Jr., President and Chief Executive Officer, has a future right to acquire sixteen thousand five hundred (16,500) shares. The other two executive officers, Nathaniel I. Ball, III, Executive Vice President and Secretary; and William L. Hiott, Jr., Executive Vice President and Treasurer, each have a future right to acquire thirteen thousand seven hundred fifty (13,750) shares of Common Stock of the Company pursuant to the Bank's Incentive Stock Option Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company does not have any existing continuing contractual relationships with any Director, Nominee for election as Director or principal Officer of the Company or the Bank, or any Shareholder owning, directly or indirectly, more than five (5%) percent of the shares of Common Stock of the Company, or any associate of the foregoing persons. Directors, Principal Officers, nominees for election as Directors, and members of the immediate family of any of the foregoing have had in the past, have at present, and will have in the future, customer relationships with the Bank. Such transactions have been and will continue to be made in the ordinary course of business, made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and such transactions did not and will not involve more than the normal risk of collectibility or present other unfavorable features.

Nathaniel I. Ball, III failed to file one Statement of Changes in Beneficial Ownership on Form 4 in a timely manner. Nathaniel I. Ball, III, filed two incorrect Statement of Beneficial Interest on Form 4.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

1. The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-KSB and listed on pages as indicated.

                                                                                     Page
                                                                                     ----
      (1) Report of Independent Auditors...............................................18
      (2) Consolidated Balance Sheets..................................................19
      (3) Consolidated Statements of Operations........................................20
      (4) Consolidated Statements of Shareholders' Equity and Comprehensive Income.....21
      (5) Consolidated Statements of Cash Flows........................................22
      (6) Notes to Consolidated Financial Statements...................................23 - 36

2.    Exhibits

         1.1      Articles of Incorporation of the Registrant (Filed with 1995
                  10-KSB)
         1.2      By-laws of the Registrant (Filed with 1995 10-KSB)
         1.3      1999 Annual Report to Shareholders (Incorporated herein)
         1.4      1999 Proxy Statement (Incorporated herein)
         1.5      Lease Agreement for 256 Meeting Street (Filed with 1995
                  10-KSB)
         1.6      Sublease Agreement for Parking Facilities at 256 Meeting
                  Street (Filed with 1995 10-KSB)
         1.7      Lease Agreement for 100 N. Main Street, Summerville, SC (Filed
                  with 1995 10-KSB)
         1.8      Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC
                  (Filed with 1995 10-KSB)
         1.9      List of Subsidiaries of the Registrant (Filed with 1995
                  10-KSB) The Registrant's only subsidiary is The Bank of South
                  Carolina (Filed with 1995 10-KSB)
         1.10     Plan of Reorganization (Filed with 1995 10-KSB)
         27       Financial Data Schedule (Incorporated herein)

3.    Reports on Form 8-K:  None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2000                 BANK OF SOUTH CAROLINA CORPORATION



                                      By: /s/  William L. Hiott, Jr.
                                          --------------------------------------
                                          William L. Hiott, Jr.
                                          Executive Vice President and Treasurer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:


March 28, 2000                         /s/  Nathaniel I. Ball, III
                                      ------------------------------------------
                                      Nathaniel I. Ball, III,
                                      Executive Vice President,
                                      Secretary and Director


March 28, 2000                         /s/  William T. Cooper
                                      ------------------------------------------
                                      William T. Cooper, Director

March 28, 2000                         /s/  C. Ronald Coward
                                      ------------------------------------------
                                      C. Ronald Coward, Director


March 28, 2000                         /s/  Leonard C. Fulghum
                                      ------------------------------------------
                                      Leonard C. Fulghum, Director

March 28, 2000                         /s/  T. Dean Harton
                                      ------------------------------------------
                                      T. Dean Harton, Director

March 28, 2000                         /s/  William L. Hiott, Jr.
                                      ------------------------------------------
                                      William L. Hiott, Jr.,
                                      Executive Vice President,
                                      Treasurer & Director

March 28, 2000                         /s/  James H. Holcombe
                                      ------------------------------------------
                                      James H. Holcombe, Director

March 28, 2000                         /s/  Katherine M. Huger
                                      ------------------------------------------
                                      Katherine M. Huger, Director

March 28, 2000                         /s/  John E. Huguley
                                      ------------------------------------------
                                      John E. Huguley, Director

March 28, 2000                         /s/  Charles G. Lane
                                      ------------------------------------------
                                      Charles G. Lane, Director

March 28, 2000                         /s/  Hugh C. Lane, Jr.
                                      ------------------------------------------
                                      Hugh C. Lane, Jr., President,
                                      Chief Executive Officer & Director

March 28, 2000                         /s/  Louise J. Maybank
                                      ------------------------------------------
                                      Louise J. Maybank, Director

March 28, 2000                        /s/  Thomas W. Myers
                                      ------------------------------------------
                                      Thomas W. Myers, Director

March 28, 2000                        /s/ Alan I. Nussbaum, M.D.
                                      ------------------------------------------
                                      Alan I. Nussbaum, M.D.

March 28, 2000                        /s/ Edmund Rhett, Jr., M.D.
                                      ------------------------------------------
                                      Edmund Rhett, Jr. ,M.D.

March 28, 2000                         /s/  Thomas C. Stevenson, III
                                      ------------------------------------------
                                      Thomas C. Stevenson, III, Director

March 28, 2000                         /s/  John M. Tupper
                                      ------------------------------------------
                                      John M. Tupper, Director