Form 10QSB
period 2000-03-31
BANK OF SOUTH CAROLINA CORP
filed 2000-05-10
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2000
                               --------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 21, 2000, there were 2,580,597 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                                 Yes [ ] No [X]

                                Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                              Report on Form 10-QSB
                                for quarter ended
                                 March 31, 2000

                                                                            Page
PART I - FINANCIAL INFORMATION                                              ----

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets - March 31, 2000
       and December 31, 1999..................................................3
     Consolidated Statements of Operations - Three months
       ended March 31, 2000 and 1999..........................................4
     Consolidated Statements of Shareholders'
     Equity and Comprehensive Income - Three months ended
       March 31, 2000 and 1999................................................5
     Consolidated Statements of Cash Flows - Three months
       ended March 31, 2000 and 1999 .........................................6
     Notes to Consolidated Financial Statements...............................7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................8
         Liquidity...........................................................10
         Capital Resources...................................................10
         Accounting and Reporting Changes....................................11
         Effect of Inflation and Changing Prices.............................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................12
Item 2.  Changes in Securities...............................................12
Item 3.  Default Upon Senior Securities......................................12
Item 4.  Submission of Matters to a Vote of Security Holders.................12
Item 5.  Other Information...................................................12
Item 6.  Exhibits and Reports on Form 8-K....................................12

Signatures...................................................................13

                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


Assets:                                                          March 31, 2000     December 31, 1999
                                                                 --------------     -----------------
     Cash and due from banks                                      $   7,524,208       $   6,955,256
     Interest bearing deposits in other banks                             6,988               6,919
     Federal funds sold                                               7,050,000          16,255,000
     Investment securities available for sale (amortized
         cost of $37,135,622 and $36,120,785 in 2000
         and 1999, respectively)                                     36,884,859          35,873,009
     Investment securities held to maturity (fair value of
         $399,813 and $598,968 in 2000 and 1999,
         respectively)                                                  400,052             600,208
     Loans                                                           97,297,504          90,748,717
         Allowance for loan losses                                   (1,284,757)         (1,250,138)
                                                                  -------------       -------------
     Net loans                                                       96,012,747          89,498,579
     Premises and equipment, net                                      3,741,312           3,818,406
     Other assets                                                     1,700,178           1,646,025
                                                                  -------------       -------------

Total assets                                                      $ 153,320,344       $ 154,653,402
                                                                  =============       =============

Liabilities and shareholders' equity:
     Deposits:
         Non-interest bearing demand                              $  34,540,135       $  35,959,630
         Interest bearing demand                                     26,147,716          28,602,488
         Money market accounts                                       22,581,253          22,117,510
         Certificates of deposit $100,000 and over                   18,099,119          17,418,882
         Other time deposits                                         16,252,090          15,767,175
         Other savings deposits                                       5,323,200           5,414,765
                                                                  -------------       -------------
            Total deposits                                          122,943,513         125,280,450

     Short-term borrowings                                           12,173,118          11,439,333
     Interest payable and other liabilities                           1,149,583           1,068,315
                                                                  -------------       -------------
         Total liabilities                                          136,266,214         137,788,098
                                                                  -------------       -------------

     Common Stock - No par value;
         6,000,000 shares authorized; issued and outstanding
         2,580,597 and 2,586,828 shares at March 31, 2000
         and December 31, 1999, respectively                                 --                  --
     Additional paid in capital                                      16,456,624          16,456,624
     Retained earnings                                                1,658,524           1,380,578
     Accumulated other comprehensive loss, net of tax                  (157,981)           (156,099)
     Treasury stock - 102,000 and 95,769 shares at
         March 31, 2000 and December 31, 1999,
         respectively                                                  (903,037)           (815,799)
                                                                  -------------       -------------
         Total shareholders' equity                                  17,054,130          16,865,304
                                                                  -------------       -------------

Total liabilities and shareholders' equity                        $ 153,320,344       $ 154,653,402
                                                                  =============       =============

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  Three months ended
                                                           March 31, 2000   March 31, 1999
                                                           --------------   --------------
Interest and fee income
     Interest and fees on loans                               $2,425,456      $2,067,951
     Interest and dividends on investment securities             550,433         459,522
     Other interest income                                        56,043         117,619
                                                              ----------      ----------
         Total interest and fee income                         3,031,932       2,645,092
                                                              ----------      ----------

Interest expense
     Interest on deposits                                        807,004         803,392
     Interest on short-term borrowings                           173,754          40,511
                                                              ----------      ----------
         Total interest expense                                  980,758         843,903
                                                              ----------      ----------

     Net interest income                                       2,051,174       1,801,189
         Provision for loan losses                                40,000           5,000
                                                              ----------      ----------
     Net interest income after provision for loan losses       2,011,174       1,796,189
                                                              ----------      ----------


Other income
     Service charges, fees and commissions                       265,111         268,231
     Other non-interest income                                     4,956           3,995
                                                              ----------      ----------
         Total other income                                      270,067         272,226
                                                              ----------      ----------


Other expense
     Salaries and employee benefits                              819,029         727,680
     Net occupancy expense                                       276,564         272,467
     Other operating expenses                                    403,448         401,320
                                                              ----------      ----------
         Total other expense                                   1,499,041       1,401,467
                                                              ----------      ----------


Income before income tax expense                                 782,200         666,948
     Income tax expense                                          272,000         240,000
                                                              ----------      ----------
Net income                                                    $  510,200      $  426,948
                                                              ==========      ==========

Basic earnings per share                                      $      .20      $      .16
                                                              ==========      ==========
Diluted earnings per share                                    $      .20      $      .16
                                                              ==========      ==========
Dividends per common share                                    $      .09      $      .07
                                                              ==========      ==========

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                 FOR THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                                    Accumulated Other
                                             Common          Additional     Retained      Treasury    Comprehensive
                                              Stock       Paid In Capital   Earnings        Stock      Income(Loss)       Total
                                        ------------------------------------------------------------------------------------------
December 31, 1998                       $              --  $ 16,456,624  $    607,959   $   (550,686)  $    163,636   $ 16,677,533

Comprehensive income:

   Net income                                          --            --       426,948             --             --        426,948

   Net unrealized losses on securities
   (net of tax effect of $62,106)                      --            --            --             --       (105,749)      (105,749)
                                                                                                                      ------------

Comprehensive income                                   --            --            --             --             --        321,199
                                                                                                                      ------------

Cash dividends                                         --            --      (182,392)            --             --       (182,392)
                                        -----------------  ------------  ------------   ------------   ------------   ------------


March 31, 1999                          $              --  $ 16,456,624  $    852,515   $   (550,686)  $     57,887   $ 16,816,340
                                        =================  ============  ============   ============   ============   ============



December 31, 1999                       $              --  $ 16,456,624  $  1,380,578   $   (815,799)  $   (156,099)  $ 16,865,304

Comprehensive income:

  Net income                                           --            --       510,200             --             --        510,200

  Net unrealized losses on securities
   (net of tax effect of $1,105)                       --            --            --             --         (1,882)        (1,882)
                                                                                                                      ------------

Comprehensive income                                   --            --            --             --             --        508,318
                                                                                                                      ------------

Cash dividends                                         --            --      (232,254)            --             --       (232,254)

Purchase of treasury stock                             --            --            --        (87,238)            --        (87,238)
                                        -----------------  ------------  ------------   ------------   ------------   ------------


March 31, 1999                          $              --  $ 16,456,624  $  1,658,524   $   (903,037)  $   (157,981)  $ 17,054,130
                                        =================  ============  ============   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Three months ended
                                                                March 31, 2000     March 31, 1999
                                                                --------------     --------------
Cash flows from operating activities:
     Net income                                                  $    510,200       $    426,948
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation                                                  92,504             99,454
         Net amortization of premiums on investments                   11,881             30,870
         Decrease (increase) in other assets                          (53,048)           125,800
         Provision for loan losses                                     40,000              5,000
         Increase in other liabilities                                340,511            353,568
                                                                 ------------       ------------
Net cash provided by operating activities                             942,048          1,041,640
                                                                 ------------       ------------

Cash flows from investing activities:
     Purchase of investment securities available for sale          (9,026,562)        (2,200,000)
     Maturities of investment securities available for sale         8,000,000          2,000,000
     Maturities of investment securities held to maturity             200,000                 --
     Net increase in loans                                         (6,554,168)        (2,103,467)
     Purchases of premises and equipment                              (15,410)           (36,592)
                                                                 ------------       ------------
Net cash used in investing activities                              (7,396,140)        (2,340,059)
                                                                 ------------       ------------

Cash flows from financing activities:
     Net decrease in deposit accounts                              (2,336,937)        (4,516,724)
     Net increase in short-term borrowings                            733,785          1,302,434
     Treasury stock                                                   (87,238)                --
     Dividends paid                                                  (491,497)          (182,392)
                                                                 ------------       ------------
Net cash used in financing activities                              (2,181,887)        (3,396,682)
                                                                 ------------       ------------

Net decrease in cash and cash equivalents                          (8,635,979)        (4,695,101)
Cash and cash equivalents, beginning of period                     23,217,175         22,921,060
                                                                 ------------       ------------

Cash and cash equivalents, end of period                         $ 14,581,196       $ 18,225,959
                                                                 ============       ============

Supplemental disclosure of cash flow data:
     Cash paid during the year for:
         Interest                                                $    894,484       $    834,120
         Income taxes                                                 197,348             36,735

Supplemental disclosure for non-cash financing activity:
     Dividends payable                                           $    232,254       $    182,392


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1:  BASIS OF PRESENTATION

Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the period ending March 31, 2000 are not necessarily indicative of the results which may be expected for the entire year.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of income and expense during the reporting period. Actual results could differ from these estimates and assumptions.

NOTE 2:  INVESTMENT SECURITIES

Investment securities classified as "Held to Maturity" are carried at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method. Investment securities classified as "Available for Sale" are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method.

NOTE 3:  SHAREHOLDERS' EQUITY

A regular quarterly cash dividend of $.09 per share was approved for shareholders of record March 31, 2000, payable April 28, 2000.

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

For the first three months of 2000, the Company reported net income of $510,200 or basic and diluted earnings per share of $.20, an increase of $83,252 compared to the net income for the first three months of 1999 of $426,948 or basic and diluted earnings per share of $.16. Total assets for the period decreased $1,333,058 or 0.86% from December 31, 1999 to March 31, 2000.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income increased $83,252 or 19.5% to $510,200 for the three months ended March 31, 2000, from $426,948 for the three months ended March 31, 1999. The increase is primarily due to an increase in average interest-earning assets with smaller growth in average interest-bearing liabilities.

NET INTEREST INCOME

Net interest income increased $249,985 or 13.88% to $2,051,174 for the three months ended March 31, 2000, from $1,801,189 for the three months ended March 31, 1999. Total interest and fee income increased $386,840 or 14.62% for the three months ended March 31, 2000, to $3,031,932 from $2,645,092 for the three months ended March 31, 1999. This increase in interest and fee income is due to an increase in both average volume and average yield of interest earning assets. Average interest earning assets increased from $130.8 million at March 31, 1999 to $139.4 million at March 31, 2000 primarily due to an increase in average loans receivable of $8.4 million between periods. The yield on interest earning assets increased 62 basis points between periods to 8.73% for the three months ended March 31, 2000 compared to 8.11% for the same period in 1999. The increase in yield on average interest assets is due to an increase in the yield on average loans receivable of 66 basis points to 10.26% for the three months ended March 31, 2000 compared to 9.60% for the three months ended March 31, 1999.

Total interest expense increased $136,855 or 16.22% to $980,758 for the three months ended March 31, 2000, from $843,903 for three months ended March 31, 1999. The increase is due to an increase in average interest bearing liabilities and an increase in the cost of funds. Interest paid on deposits of $807,004 reflected an increase of 0.45% for the three months ended March 31, 2000, compared to $803,392 of interest paid on deposits for the three months ended March 31, 1999. Total interest bearing deposits averaged approximately $91.1 million for the three months ended March 31, 1999, as compared to approximately $88.0 million for the three months ended March 31, 2000. The average cost of interest bearing liabilities for the three months ended March 31, 1999, was approximately 3.54% as compared to the average cost of interest bearing liabilities of approximately 3.69% for the three months ended March 31, 2000. Interest on short-term borrowings increased $133,243 to $173,754 for the period ended March 31, 2000, from $40,511 for the three months ended March 31, 1999. Short-term borrowings consist of demand notes to the U.S. Treasury and securities sold under agreements to repurchase. Total short-term borrowings averaged approximately $3.7 million for the three months ended March 31, 1999, as compared to approximately $12.8 million for the three months ended March 31, 2000.

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

During the quarter ended March 31, 2000, $40,000 was provided for loan losses compared to $5,000 for the quarter ended March 31, 1999. At March 31, 2000, the allowance for loan losses was $1,284,757 or 1.32% of total loans. This compares to an allowance of $1,263,886 or 1.47% of total loans as of March 31, 1999. During the quarter ended March 31, 2000, the Bank incurred net charge offs totaling $5,381 as compared to net recoveries totaling $18,918 for the three months ended March 31, 1999. There were four loans on non-accrual status at March 31, 2000, totaling $106,361 and six loans on non-accrual at March 31, 1999, totaling $236,947. Loans past due over 30 days totaled $1.0 million or 1.07% of total loans at March 31, 2000, compared to $382,417 or 0.44% of total loans at March 31, 1999. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. The allowance for loan losses at March 31, 2000, in management's opinion, is adequate for future losses that may occur in the loan portfolio.

OTHER INCOME

Other income for the three months ended March 31, 2000, decreased $2,159 or 0.79% to $270,067 from $272,226 for the three months ended March 31, 1999. The slight decrease is due to a decrease in mortgage loan activity between periods resulting in a decrease in mortgage servicing release premiums.

OTHER EXPENSE

Bank overhead increased $97,574 or 6.96% to $1,499,041 for the three months ended March 31, 2000, from $1,401,467 for the three months ended March 31, 1999. Salaries and employee benefits increased $91,349 or 12.55% to $819,029 for the three months ended March 31, 2000, from $727,680 for the three month period ended March 31, 1999. This increase is primarily attributed to annual merit raises given to the employees and the addition of eight staff.

LIQUIDITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company's primary liquid assets accounted for 33.57% and 36.41% of total assets at March 31, 2000, and 1999, respectively. Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Bank's core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Bank and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At March 31, 2000 and 1999, the Bank's liquidity ratio was 31.43% and 36.09%, respectively.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering, the retention of earnings less dividends paid and the exercising of stock options for a total shareholders' equity at March 31, 2000, of $17,054,130. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The total risk based capital ratio at March 31, 2000, for the Bank is 17.72% and at March 31, 1999, was 18.52%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing. The Bank does not plan for any significant capital expenditures during 2000.

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

SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133 - an amendment of SFAS 133" delayed the effective date of this statement for one year. SFAS 133 applies to all entities and is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a materially adverse impact on the consolidated financial position or results or operations of the Company.

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


                                     BANK OF SOUTH CAROLINA CORPORATION

April 21, 2000
                                     BY: /s/ Hugh C. Lane, Jr.
                                         ---------------------------------------
                                         Hugh C. Lane, Jr.
                                         President



                                     BY: /s/ William L. Hiott, Jr.
                                         ---------------------------------------
                                         William L. Hiott, Jr.
                                         Executive Vice President & Treasurer