Form 10QSB
period 2000-06-30
BANK OF SOUTH CAROLINA CORP
filed 2000-08-14
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                                     June 30, 2000
                                                                   -------------

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

                            Yes   [X]       No    [ ]

As of August 5, 2000, there were 2,580,597 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                            Yes   [ ]       No    [X]

                               Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                             Report on Form 10-QSB
                               for quarter ended
                                 June 30, 2000


                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets - June 30, 2000
       and December 31, 1999...............................................3
     Consolidated Statements of Operations - Three months
       ended June 30, 2000 and 1999........................................4
     Consolidated Statements of Operations - Six months
       ended June 30, 2000 and 1999........................................5
     Consolidated Statements of Shareholders'
     Equity and Comprehensive Income - Six months ended
     June 30, 2000 and 1999................................................6
     Consolidated Statements of Cash Flows - Six months
       ended June 30, 2000 and 1999........................................7
     Notes to Consolidated Financial Statements............................8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................9
         Liquidity........................................................12
         Capital Resources................................................12
         Accounting and Reporting Changes.................................13
         Effect of Inflation and Changing Prices..........................13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................14
Item 2.  Changes in Securities............................................14
Item 3.  Default Upon Senior Securities...................................14
Item 4.  Submission of Matters to a Vote of Security Holders..............14
Item 5.  Other Information................................................14
Item 6.  Exhibits and Reports on Form 8-K.................................14

Signatures................................................................15

                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

Assets:                                                            June 30, 2000       December 31, 1999
                                                                   -------------       -----------------
     Cash and due from banks                                       $   8,367,375         $   6,955,256
     Interest bearing deposits in other banks                              7,071                 6,919
     Federal funds sold                                                7,350,000            16,255,000
     Investment securities available for sale                         43,086,171            35,873,009
     Investment securities held to maturity                                   --               600,208
     Loans                                                            99,648,437            90,748,717
         Allowance for loan losses                                    (1,372,267)           (1,250,138)
                                                                   -------------         -------------
     Net loans                                                        98,276,170            89,498,579
     Premises and equipment, net                                       3,668,919             3,818,406
     Accrued interest receivable and other assets                      1,765,086             1,646,025
                                                                   -------------         -------------

Total assets                                                       $ 162,520,792         $ 154,653,402
                                                                   =============         =============

Liabilities and shareholders' equity:
     Deposits:
         Non-interest bearing demand                               $  38,669,447         $  35,959,630
         Interest bearing demand                                      24,762,074            28,602,488
         Money market accounts                                        24,544,959            22,117,510
         Certificates of deposit $100,000 and over                    17,560,690            17,418,882
         Other time deposits                                          18,804,494            15,767,175
         Other savings deposits                                        6,150,245             5,414,765
                                                                   -------------         -------------
            Total deposits                                           130,491,909           125,280,450

     Short-term borrowings                                            13,487,599            11,439,333
     Other liabilities                                                 1,042,702             1,068,315
                                                                   -------------         -------------
         Total liabilities                                           145,022,210           137,788,098
                                                                   -------------         -------------

     Common Stock - No par value;
          6,000,000 shares authorized; issued
          2,682,597 shares at June 30,
         2000 and December 31, 1999                                           --                    --
     Additional paid in capital                                       16,456,624            16,456,624
     Retained earnings                                                 1,963,371             1,380,578
     Accumulated other comprehensive loss,
         net of income taxes                                             (18,376)             (156,099)
     Treasury stock - 102,000 and 95,769 shares at June 30,
         2000 and December 31, 1999, respectively                       (903,037)             (815,799)
                                                                   -------------         -------------
         Total shareholders' equity                                   17,498,582            16,865,304
                                                                   -------------         -------------

Total liabilities and shareholders' equity                         $ 162,520,792         $ 154,653,402
                                                                   =============         =============


         See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                          Three Months         Three Months
                                                                             Ended                 Ended
                                                                         June 30, 2000         June 30, 1999
                                                                       -----------------     -----------------
Interest and fee income
     Interest and fees on loans                                        $       2,625,102     $       2,103,060
     Interest and dividends on investment securities                             583,170               474,997
     Other interest income                                                       135,327               154,611
                                                                       -----------------     -----------------
         Total interest and fee income                                         3,343,599             2,732,668
                                                                       -----------------     -----------------

Interest expense
     Interest on deposits                                                        898,583               780,384
     Interest on short-term borrowings                                           180,215                74,613
                                                                       -----------------     -----------------
         Total interest expense                                                1,078,798               854,997
                                                                       -----------------     -----------------

     Net interest income                                                       2,264,801             1,877,671
         Provision for loan losses                                                80,000                    --
                                                                       -----------------     -----------------
     Net interest income after provision for loan losses                       2,184,801             1,877,671
                                                                       -----------------     -----------------


Other income
     Service charges, fees and commissions                                       257,287               243,229
     Other non-interest income                                                     6,250                 4,712
                                                                       -----------------     -----------------
         Total other income                                                      263,537               247,941
                                                                       -----------------     -----------------


Other expense
     Salaries and employee benefits                                              804,959               761,421
     Net occupancy expense                                                       288,118               303,635
     Other operating expenses                                                    455,248               361,813
                                                                       -----------------     -----------------
         Total other expense                                                   1,548,325             1,426,869
                                                                       -----------------     -----------------


Income before income tax expense                                                 900,013               698,743
     Income tax expense                                                          311,300               250,200
                                                                       -----------------     -----------------
Net income                                                             $         588,713     $         448,543
                                                                       =================     =================

Basic earnings per share                                               $             .23     $             .17
                                                                       =================     =================
Diluted earnings per share                                             $             .23     $             .17
                                                                       =================     =================
Dividends per common share                                             $             .11     $             .09
                                                                       =================     =================


         See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                          Six Months             Six Months
                                                                             Ended                 Ended
                                                                         June 30, 2000         June 30, 1999
                                                                       -----------------     -----------------
Interest and Fee Income
     Interest and fees on loans                                        $       5,050,558     $       4,171,011
     Interest and dividends on investment securities                           1,133,603               934,519
     Other interest income                                                       191,370               272,230
                                                                       -----------------     -----------------
         Total interest and fee income                                         6,375,531             5,377,760
                                                                       -----------------     -----------------

Interest Expense
     Interest on deposits                                                      1,705,587             1,583,776
     Interest on short-term borrowings                                           353,969               115,124
                                                                       -----------------     -----------------
         Total interest expense                                                2,059,556             1,698,900
                                                                       -----------------     -----------------

Net Interest Income                                                            4,315,975             3,678,860
     Provision for loan losses                                                   120,000                 5,000
                                                                       -----------------     -----------------
Net interest income after provision for loan losses                            4,195,975             3,673,860
                                                                       -----------------     -----------------

Other Income
     Service charges, fees and commissions                                       522,398               511,461
     Other non-interest income                                                    11,207                 8,707
                                                                       -----------------     -----------------
         Total other income                                                      533,605               520,168
                                                                       -----------------     -----------------

Other Expense
     Salaries and employee benefits                                            1,623,988             1,489,101
     Net occupancy expense                                                       564,682               576,102
     Other operating expenses                                                    858,697               763,133
                                                                       -----------------     -----------------
         Total other expense                                                   3,047,367             2,828,336
                                                                       -----------------     -----------------

Income before income tax expense                                               1,682,213             1,365,692
     Income tax expense                                                          583,300               490,200
                                                                       -----------------     -----------------
Net Income                                                             $       1,098,913     $         875,492
                                                                       =================     =================

Basic Earnings Per Share                                               $             .43     $             .34
                                                                       =================     =================
Diluted Earnings Per Share                                             $             .43     $             .34
                                                                       =================     =================
Dividends per common share                                             $             .20     $             .16
                                                                       =================     =================





         See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                     FOR SIX MONTHS JUNE 30, 2000 AND 1999



                                                                                                Accumulated Other
                                   Common           Additional       Retained        Treasury     Comprehensive
                                   Stock         Paid In Capital     Earnings         Stock        Income (loss)          Total
                                   -----         ---------------     --------         -----        -------------          -----

                                                                                                C>
December 31, 1998               $         --       $16,456,624     $   607,959      $(550,686)       $ 163,636        $ 16,677,533

Comprehensive income:

 Net income                               --                --         875,492             --               --             875,492

 Net unrealized losses
   on securities (net
   of tax effect of $145,575)             --                --              --             --         (247,872)           (247,872)
                                                                                                                      ------------

Total comprehensive income                --                --              --             --               --             627,620
                                                                                                                      ------------

Cash dividends                            --                --        (416,904)            --               --            (416,904)
                                ------------       -----------     -----------      ---------        ---------        ------------

June 30, 1999                   $         --       $16,456,624     $ 1,066,547      $(550,686)       $ (84,236)       $ 16,888,249
                                ============       ===========     ===========      =========        =========        ============


December 31, 1999                         --        16,456,624       1,380,578       (815,799)        (156,099)         16,865,304

Comprehensive income:

  Net income                              --                --       1,098,913             --               --           1,098,913

Net unrealized gain on
  securities (net of tax
  effect of 80,774)                       --                --              --             --          137,723             137,723
                                                                                                                      ------------

Total comprehensive income                --                --              --             --               --           1,236,636

Cash dividends                            --                --        (516,120)            --               --            (516,120)

Purchase of treasury stock                --                --              --        (87,238)              --             (87,238)
                                ------------       -----------     -----------      ---------        ---------        ------------

June 30, 2000                   $         --        16,456,624       1,963,371       (903,037)         (18,376)         17,498,582
                                ============       ===========     ===========      =========        =========        ============



         See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                        Six Months Ended June 30,
                                                                         2000               1999
                                                                     ------------       ------------
Cash flows from operating activities:
   Net income                                                        $  1,098,913       $    875,492
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                       182,570            239,153
       Net amortization (accretion) of unearned
           premiums (discounts) on investments                              2,312             (2,938)
       Increase in accrued interest receivable and other assets          (199,835)           (74,978)
       Provision for loan losses                                          120,000              5,000
       Decrease in other liabilities                                      (25,613)           (86,132)
                                                                     ------------       ------------
Net cash provided by operating activities                               1,178,347            955,597
                                                                     ------------       ------------

Cash flows from investing activities:
   Purchase of investment securities                                  (19,309,531)        (4,300,042)
   Maturities of investment securities                                 12,912,762                 --
   Net decrease in federal funds sold                                   8,905,000                 --
   Net increase in loans                                               (8,897,591)        (3,950,394)
   Purchase of premises and equipment                                     (33,083)          (104,172)
                                                                     ------------       ------------
Net cash used in investing activities                                  (6,422,443)        (8,354,608)
                                                                     ------------       ------------

Cash flows from financing activities:
   Net increase (decrease) in deposit accounts                          5,211,459         (1,997,474)
   Net increase in short-term borrowings                                2,048,266          6,541,837
   Dividends                                                             (516,120)          (416,904)
   Purchase of Treasury Stock                                             (87,238)                --
                                                                     ------------       ------------
Net cash provided by financing activities                               6,656,367          4,127,459
                                                                     ------------       ------------

Net increase (decrease) in cash and cash equivalents                    1,412,271         (3,271,552)
Cash and cash equivalents, beginning of period                          6,962,175         22,921,060
                                                                     ------------       ------------

Cash and cash equivalents, end of period                             $  8,374,446       $ 19,649,508
                                                                     ============       ============

Supplemental disclosure of cash flow data:
   Cash paid during the year for:
      Interest                                                       $  2,018,302       $  1,820,302
      Income taxes                                                        545,848            490,200






         See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

NOTE 1:  BASIS OF PRESENTATION
Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 3:  SHAREHOLDERS' EQUITY
A regular quarterly cash dividend of $.11 per share was approved for shareholders of record at June 30, 2000, payable July 31, 2000.

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

For the first six months of 2000, the Company reported net income of $1,098,913 or basic and diluted earnings per share of $.43, an increase of $223,421 or 25.52% compared to the net income for the first six months of 1999 of $875,492 or basic and diluted earnings per share of $.34. Total assets increased $7,867,390 or 5.09% from December 31, 1999 to June 30, 2000.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30,
1999

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income increased $140,170 or 31.25% to $588,713 for the three months ended June 30, 2000, from $448,543 for the three months ended June 30, 1999. The increase is primarily due to an increase in net interest income.

NET INTEREST INCOME
Net interest income increased $387,130 or 20.62% to $2,264,801 for the three months ended June 30, 2000, from $1,877,671 for the three months ended June 30, 1999. Total interest and fee income increased $610,931 or 22.36% for the three months ended June 30, 2000, to $3,343,599 from $2,732,668 for the three months ended June 30, 1999. This increase in interest and fee income is due to an increase in both average volume and average yield of interest earning assets. Average interest earning assets increased from $137.3 million for the three months ended June 30, 1999 to $147.4 million for the three months ended June 30, 2000 primarily due to an increase in average loans receivable of $10.0 million between periods. The yield on interest earning assets increased 112 basis points between periods to 9.10% for the three months ended June 30, 2000 compared to 7.98% for the same period in 1999. The increase in yield on average interest earning assets is due to an increase in the yield on average loans receivable of 116 basis points to 10.74% for the three months ended June 30, 2000 compared to 9.58% for the three months ended June 30, 1999. This increase in yield is due to the fact that the majority of the Bank's commercial loans reprice with the Bank's prime rate. The Bank's prime rate was 9.5% and 7.75% at June 30, 2000 and 1999, respectively.

Total interest expense increased $223,801 or 26.18% to $1,078,798 for the three months ended June 30, 2000, from $854,997 for three months ended June 30, 1999. The increase in interest expense is primarily due to the increase in average interest bearing liabilities and an increase in the average cost of funds. Interest paid on deposits for the three months ended June 30, 2000, was $898,583 compared to $780,384 for the three months ended June 30, 1999, an increase of $118,199 or 15.15%. Total interest bearing deposits averaged approximately $92.1 million for the three months ended June 30, 2000 as compared to $91.4 million for the three months ended June 30, 1999. Interest on short-term borrowings increased $105,602 or 141.53% to $180,215 for the period ended June 30, 2000, from $74,613 for the three months ended June 30, 1999. Short-term borrowings consist of demand notes to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $12.5 million for the three months ended June 30, 2000 compared to approximately $6.7 million for the three months ended June 30, 1999. The average cost of interest bearing liabilities was 4.14% and 3.50% for the three months ended June 30, 2000 and 1999, respectively.

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

During the quarter ended June 30, 2000, $80,000 was provided for loan losses, compared to zero for the quarter ended June 30, 1999. This increase is due to an increase in the loan portfolio during the quarter. At June 30, 2000, the allowance for loan losses was $1,372,267 or 1.38% of total loans compared to an allowance of $1,270,503 or 1.44% of total loans at June 30, 1999. During the quarter ended June 30, 2000, the Bank incurred net recoveries totaling $7,510 as compared to net recoveries totaling $6,617 for the quarter ended June 30, 1999. There were five loans on non-accrual status at June 30, 2000, totaling $341,196 and five loans on non-accrual status totaling $69,109 at June 30, 1999. Loans past due over 30 days totaled $742,806 or 0.75% of total loans at June 30, 2000, compared to $349,178 or 0.40% of total loans at June 30, 1999. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. The allowance for loan losses at June 30, 2000, in management's opinion is adequate for probable losses that may occur in the loan portfolio.

OTHER INCOME
Other income for the three months ended June 30, 2000, increased $15,596 or 6.29% to $263,537 from $247,941 for the three months ended June 30, 1999. The increase is due largely to an increase in overdraft fees charged. Service charges, fees and commissions were $257,287 for the three months ended June 30, 2000, compared to $243,229 for the three months ended June 30, 1999, an increase of $14,058 or 5.78%.

OTHER EXPENSE
Bank overhead increased $121,456 or 8.51% to $1,548,325 for the three months ended June 30, 2000, from $1,426,869 for the three months ended June 30, 1999. Salaries and employee benefits increased $43,538 or 5.72% to $804,959 for the three months ended June 30, 2000, from $761,421 for the three month period ended June 30, 1999. This increase is primarily attributed to annual merit raises given to the employees and the addition of eight new employees. Other operating expenses increased $93,435 or 25.82% to $455,248 for the three months ended June 30, 2000, from $361,813 for the three months ended June 30, 1999. This increase is primarily due to an increase in professional fees due to consulting services related to internet banking activities.

INCOME TAX EXPENSE
During the quarter ended June 30, 2000, the Company's effective tax rate was 34.6% compared to 35.8% during the quarter ended June 30, 1999.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999 Net income increased $223,421 or 25.52% to $1,098,913 for the six month ended June 30, 2000, from $875,492 for the six months ended June 30, 1999. The increase is primarily due to an increase in net interest income.

NET INTEREST INCOME
Net interest income increased $637,115 or 17.32% to $4,315,975 for the six months ended June 30, 2000, from $3,678,860 for the six months ended June 30, 1999. Total interest and fee income increased $997,771 or 18.55% for the six months ended June 30, 2000, to $6,375,531 from $5,377,760 for the six months ended June 30, 1999. This increase in interest and fee income is due to an increase in both average volume and average yield of interest earning assets. Average interest earning assets increased from $134.1 million for the six months ended June 30, 1999 to $143.4 million for the six months ended June 30, 2000 primarily due to an increase in average loans receivable of $9.2 million between periods. The yield on interest earning assets increased 117 basis points between periods to 9.35% for the six months ended June 30, 2000 compared to 8.18% for the same period in 1999. The increase in yield on average interest earning assets is due to an increase in the yield on average loans receivable of 125 basis points to 10.92% for the six months ended June 30, 2000 compared to 9.67% for the six months ended June 30, 1999. This increase in yield is due to the fact that the majority of the Bank's commercial loans reprice with the Bank's prime rate. The Bank's prime rate was 9.5% and 7.75% at June 30, 2000 and 1999, respectively.

Total interest expense increased $360,656 or 21.23% to $2,059,556 for the six months ended June 30, 2000 from $1,698,900 for six months ended June 30, 1999. The increase in interest expense is primarily due to the increase in average interest bearing liabilities and an increase in the average cost of funds. Interest paid on deposits for the six months ended June 30, 2000, was $1,705,587 compared to $1,583,776 for the six months ended June 30, 1999, an increase of $121,811 or 7.69%. Total interest bearing deposits averaged approximately $89.9 million for the six months ended June 30, 2000 compared to $90.8 million for the six months ended June 30, 1999. Interest on short-term borrowings increased $238,845 or 207.47% to $353,969 for the period ended June 30, 2000, from $115,124 for the six months ended June 30, 1999. Short-term borrowings consist of demand notes to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $12.6 million for the six months ended June 30, 2000 compared to approximately $5.3 million for the six months ended June 30, 1999. The average cost of interest bearing liabilities was 4.22% and 3.57% for the six months ended June 30, 2000 and 1999, respectively.

PROVISION FOR LOAN LOSSES
During the six months ended June 30, 2000, $120,000 was provided for loan losses compared to $5,000 for the six months ended June 30, 1999. This increase is due to loan growth during the six months ended June 30, 2000. At June 30, 2000 the allowance for loan losses was $1,372,267, or 1.38% of total loans. This compares to an allowance of $1,270,503 or 1.44% of total loans at June 30, 1999. During the six months ended June 30, 2000, the Bank incurred net recoveries totaling $2,129 as compared to net recoveries totaling $25,534 for the same period ended June 30, 1999.

OTHER INCOME
Other income for the six months ended June 30, 2000, increased $13,437 or 2.58% to $533,605 from $520,168 for the six months ended June 30, 1999. This increase is due to an increase in overdraft fees charged on deposit accounts.

OTHER EXPENSE
Other expenses increased $219,031 or 7.74% to $3,047,367 for the six months ended June 30, 2000, from $2,828,336 for the six months ended June 30, 1999. Salaries and employee benefits increased $134,887 or 9.06% to $1,623,988 for the six months ended June 30, 2000, from $1,489,101 for the six months ended June 30, 1999. This increase is primarily attributed to annual merit raises given to the employees and the addition of eight new employees. Other operating expenses increased $95,564 or 12.52% to $858,697 for the six months ended June 30, 2000, from $763,133 for the six months ending June 30, 1999. This increase is due to outside professional fees related to internet banking activities.

INCOME TAX EXPENSE
For the six months ended June 30, 2000, the Company's effective tax rate was 34.7% compared to 35.9% for the six months ended June 30, 1999.

LIQUIDITY
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company's primary liquid assets accounted for 35.10% and 38.99% of average assets at June 30, 2000 and 1999, respectively. Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At June 30, 2000 and 1999, the Bank's liquidity ratio was 33.15% and 33.17%, respectively.

CAPITAL RESOURCES
The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering, the retention of earnings less dividends paid and the exercising of stock options for a total shareholders' equity at June 30, 2000, of $17,498,582. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The Company and the Bank were in compliance with regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines at June 30, 2000. The risk based capital ratio at June 30, 2000, for the Bank is 17.04% and at June 30, 1999, was 18.25%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing. The Company does not plan on any significant capital expenditures during 2000.

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

SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of SFAS 133" delayed the effective date of this statement for one year. SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of Statement No. 133" addresses a limited number of issues causing implementation difficulties for entities that apply SFAS 133. SFAS 133 applies to all entities and is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a materially adverse impact on the consolidated financial position or results of operations of the Company.

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

ITEM 2.  CHANGES IN SECURITIES
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Shareholders held April 11, 2000 pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated March 6, 2000, the following matters were voted on:

         (1) Election of 16 nominees for directors: 2,392,481 shares (92.5% of the votes cast) voted FOR the election of directors; and

         (2) Ratification of the appointment of KPMG LLP as independent certified public accountants for 2000; 2,390,357 shares (92.4% of the votes cast) voted FOR the ratification.

No other matters were submitted for a vote at the Annual Meeting or at any other time during the quarter.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
Exhibit 27.1 Financial Data Schedule. (For SEC use only.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BANK OF SOUTH CAROLINA CORPORATION

August 11, 2000
                                     BY:   /S/ Hugh C. Lane, Jr.
                                           -------------------------------------
                                           Hugh C. Lane, Jr.
                                           President



                                     BY:   /S/ William L. Hiott, Jr.
                                           -------------------------------------
                                           William L. Hiott, Jr.
                                           Executive Vice President & Treasurer