Form 10QSB
period 2000-09-30
BANK OF SOUTH CAROLINA CORP
filed 2000-11-15
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended   September 30, 2000
                                 ------------------

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

As of November 3, 2000, there were 2,580,597 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                                             Yes  [ ]        No  [X]

                                Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                              Report on Form 10-QSB
                                for quarter ended
                               September 30, 2000


                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets - September 30, 2000
       and December 31, 1999.................................................3
     Consolidated Statements of Operations - Three months
       ended September 30, 2000 and 1999.....................................4
     Consolidated Statements of Operations - Nine months
       ended September 30, 2000 and 1999.....................................5
     Consolidated Statements of Shareholders' Equity and Comprehensive
       Income - Nine months ended September 30, 2000 and 1999................6
     Consolidated Statements of Cash Flows - Nine months
       ended September 30, 2000 and 1999.....................................7
     Notes to Consolidated Financial Statements..............................8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................9
         Liquidity..........................................................13
         Capital Resources..................................................13
         Accounting and Reporting Changes...................................13
         Effect of Inflation and Changing Prices............................14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................15
Item 2.  Changes in Securities..............................................15
Item 3.  Default Upon Senior Securities.....................................15
Item 4.  Submission of Matters to a Vote of Security Holders................15
Item 5.  Other Information..................................................15
Item 6.  Exhibits and Reports on Form 8-K...................................15

Signatures..................................................................16

                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    September 30,        December 31,
                                                                         2000                 1999
                                                                         ----                 ----
Assets:

     Cash and due from banks                                        $   7,270,118       $   6,955,256
     Interest bearing deposits in other banks                               7,154               6,919
     Federal funds sold                                                 3,075,000          16,255,000
     Investment securities available for sale                          38,472,271          35,873,009
     Investment securities held to maturity                                    --             600,208
     Loans                                                            102,519,973          90,748,717
         Allowance for loan losses                                     (1,425,200)         (1,250,138)
                                                                    -------------       -------------
     Net loans                                                        101,094,773          89,498,579
     Premises and equipment, net                                        3,634,195           3,818,406
     Accrued interest receivable and other assets                       1,827,440           1,646,025
                                                                    -------------       -------------

Total assets                                                        $ 155,380,951       $ 154,653,402
                                                                    =============       =============

Liabilities and shareholders' equity:
     Deposits:
         Non-interest bearing demand                                $  34,241,368       $  35,959,630
         Interest bearing demand                                       29,641,411          28,602,488
         Money market accounts                                         20,960,850          22,117,510
         Certificates of deposit $100,000 and over                     16,483,040          17,418,882
         Other time deposits                                           18,629,715          15,767,175
         Other savings deposits                                         5,548,708           5,414,765
                                                                    -------------       -------------
            Total deposits                                            125,505,092         125,280,450

     Short-term borrowings                                             10,654,613          11,439,333
     Other liabilities                                                  1,136,813           1,068,315
                                                                    -------------       -------------
         Total liabilities                                            137,296,518         137,788,098
                                                                    -------------       -------------

     Common Stock - No par value; 6,000,000 shares authorized;
       issued 2,682,597 shares at September 30, 2000 and
       December 31, 1999                                                       --                  --

     Additional paid in capital                                        16,456,624          16,456,624
     Retained earnings                                                  2,322,779           1,380,578
     Accumulated other comprehensive income (loss),
       net of income taxes                                                208,067            (156,099)
     Treasury stock - 102,000 and 95,769 shares at
       September 30, 2000 and December 31, 1999, respectively            (903,037)           (815,799)
                                                                    -------------       -------------
         Total shareholders' equity                                    18,084,433          16,865,304
                                                                    -------------       -------------

Total liabilities and shareholders' equity                          $ 155,380,951       $ 154,653,402
                                                                    =============       =============


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              Three Months              Three Months
                                                                 Ended                     Ended
                                                           September 30, 2000        September 30, 1999
                                                           ------------------        ------------------
Interest and fee income
     Interest and fees on loans                               $2,758,546                $2,161,526
     Interest and dividends on investment securities             622,985                   489,799
     Other interest income                                        49,608                   171,503
                                                              ----------                ----------
         Total interest and fee income                         3,431,139                 2,822,828
                                                              ----------                ----------

Interest expense
     Interest on deposits                                        931,942                   775,170
     Interest on short-term borrowings                           166,668                    96,488
                                                              ----------                ----------
         Total interest expense                                1,098,610                   871,658
                                                              ----------                ----------

     Net interest income                                       2,332,529                 1,951,170
         Provision for loan losses                                90,000                    30,000
                                                              ----------                ----------
     Net interest income after provision for loan losses       2,242,529                 1,921,170
                                                              ----------                ----------


Other income
     Service charges, fees and commissions                       275,543                   313,707
     Other non-interest income                                     5,500                     6,068
                                                              ----------                ----------
         Total other income                                      281,043                   319,775
                                                              ----------                ----------


Other expense
     Salaries and employee benefits                              844,333                   784,345
     Net occupancy expense                                       293,573                   233,084
     Other operating expenses                                    400,692                   441,703
                                                              ----------                ----------
         Total other expense                                   1,538,598                 1,459,132
                                                              ----------                ----------


Income before income tax expense                                 984,974                   781,813
     Income tax expense                                          341,700                   275,000
                                                              ----------                ----------
Net income                                                    $  643,274                $  506,813
                                                              ==========                ==========

Basic earnings per share                                      $      .25                $      .19
                                                              ==========                ==========
Diluted earnings per share                                    $      .25                $      .19
                                                              ==========                ==========
Dividends per common share                                    $      .11                $      .09
                                                              ==========                ==========


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Nine Months                 Nine Months
                                                               Ended                       Ended
                                                         September 30, 2000         September 30, 1999
                                                         ------------------         ------------------
 S>
Interest and Fee Income
     Interest and fees on loans                              $7,809,104                 $6,332,537
     Interest and dividends on investment securities          1,756,588                  1,424,317
     Other interest income                                      240,978                    443,733
                                                             ----------                 ----------
         Total interest and fee income                        9,806,670                  8,200,587
                                                             ----------                 ----------

Interest Expense
     Interest on deposits                                     2,637,530                 2,358,946
     Interest on short-term borrowings                          520,636                   211,612
                                                             ----------                ----------
         Total interest expense                               3,158,166                 2,570,558
                                                             ----------                ----------

Net Interest Income                                           6,648,504                 5,630,029
     Provision for loan losses                                  210,000                    35,000
                                                             ----------                ----------
Net interest income after provision for loan losses           6,438,504                 5,595,029
                                                             ----------                ----------

Other Income
     Service charges, fees and commissions                      797,941                   825,168
     Other non-interest income                                   16,706                    14,775
                                                             ----------                ----------
         Total other income                                     814,647                   839,943
                                                             ----------                ----------

Other Expense
     Salaries and employee benefits                           2,468,322                 2,273,446
     Net occupancy expense                                      858,254                   809,187
     Other operating expenses                                 1,259,389                 1,204,835
                                                             ----------                ----------
         Total other expense                                  4,585,965                 4,287,468
                                                             ----------                ----------

Income before income tax expense                              2,667,186                 2,147,504
     Income tax expense                                         925,000                   765,200
                                                             ----------                ----------
Net Income                                                   $1,742,186                $1,382,304
                                                             ==========                ==========

Basic Earnings Per Share                                     $      .68                $      .53
                                                             ==========                ==========
Diluted Earnings Per Share                                   $      .68                $      .53
                                                             ==========                ==========
Dividends per common share                                   $      .31                $      .25
                                                             ==========                ==========


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                        COMPREHENSIVE INCOME (UNAUDITED)
                   FOR NINE MONTHS SEPTEMBER 30, 2000 AND 1999

                                                                                                 Accumulated Other
                                    Common       Additional         Retained        Treasury      Comprehensive
                                    Stock     Paid In Capital       Earnings          Stock       Income (loss)        Total
                                 -----------  ---------------      -----------      ---------   -----------------   ------------
December 31, 1998                $        --      $16,456,624      $   607,959      $(550,686)      $ 163,636       $ 16,677,533

Comprehensive income:

  Net income                              --               --        1,382,304             --              --          1,382,304

  Net unrealized losses
    on securities (net of
    tax effect of $140,028)               --               --               --             --        (238,426)          (238,426)
                                                                                                                     ------------

Total comprehensive income                --               --               --             --              --          1,143,878
                                                                                                                     ------------

Cash dividends                            --               --         (651,399)            --              --           (651,399)
                                 -----------      -----------      -----------      ---------       ---------       ------------

September 30, 1999               $        --      $16,456,624      $ 1,338,864      $(550,686)      $ (74,790)      $ 17,170,012
                                 ===========      ===========      ===========      =========       =========       ============


December 31, 1999                         --       16,456,624        1,380,578       (815,799)       (156,099)        16,865,304

Comprehensive income:

  Net income                              --               --        1,742,186             --              --          1,742,186

  Net unrealized gains on
    securities (net of tax
    effect of $213,451)                   --               --               --             --         364,166            364,166
                                                                                                                     ------------

Total comprehensive income                --               --               --             --              --          2,106,352

Cash dividends                            --               --         (799,985)            --              --           (799,985)

Purchase of treasury stock                --               --               --        (87,238)             --            (87,238)
                                 -----------      -----------      -----------      ---------       ---------       ------------

September 30, 2000               $        --      $16,456,624      $ 2,322,779      $(903,037)      $ 208,067       $ 18,084,433
                                 ===========      ===========      ===========      =========       =========       ============







          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                      2000               1999
                                                                      ----               ----
Cash flows from operating activities:
     Net income                                                  $  1,742,186       $  1,382,304
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation                                                 273,102            301,996
         Net accretion of unearned discounts on investments           (24,668)           (21,617)
         (Increase) decrease in accrued interest receivable
             and other assets                                        (322,972)            41,369
         Provision for loan losses                                    210,000             35,000
         Increase in other liabilities                                 68,498             21,662
                                                                 ------------       ------------
Net cash provided by operating activities                           1,946,146          1,760,714
                                                                 ------------       ------------

Cash flows from investing activities:
     Purchase of investment securities available for sale         (19,309,531)        (5,651,342)
     Purchase of investment securities held to maturity                    --           (600,625)
     Maturities of investment securities available for sale        17,312,762          4,000,000
     Maturities of investment securities held to maturity             600,000                 --
     Net increase in loans                                        (11,878,088)        (6,845,065)
     Purchase of premises and equipment                               (88,891)          (156,396)
                                                                 ------------       ------------
Net cash used in investing activities                             (13,363,748)        (9,253,428)
                                                                 ------------       ------------

Cash flows from financing activities:
     Net increase (decrease) in deposit accounts                      224,642         (1,060,380)
     Net increase (decrease) in short-term borrowings                (784,720)         6,056,715
     Dividends paid                                                  (799,985)          (651,399)
     Purchase of treasury stock                                       (87,238)                --
                                                                 ------------       ------------
Net cash provided by (used in) financing activities                (1,447,301)         4,344,936
                                                                 ------------       ------------

Net decrease in cash and cash equivalents                         (12,864,903)        (3,147,778)
Cash and cash equivalents, beginning of period                     23,217,175         22,921,060
                                                                 ------------       ------------

Cash and cash equivalents, end of period                         $ 10,352,272       $ 19,773,282
                                                                 ============       ============

Supplemental disclosure of cash flow data:
     Cash paid during the year for:
         Interest                                                $  3,020,350       $  2,662,292
         Income taxes                                                 898,848            775,081


Supplemental disclosure of non-cash investing activities:
     Loans transferred to other real estate owned                      71,894                 --



          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1:  BASIS OF PRESENTATION
Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 3:  SHAREHOLDERS' EQUITY
On September 21, 2000, a regular quarterly cash dividend of $.11 per share was approved for shareholders of record at October 2, 2000, payable October 31, 2000.

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

For the first nine months of 2000, the Company reported net income of $1,742,186 or basic and diluted earnings per share of $.68, an increase of $359,882 or 26.03% compared to the net income for the first nine months of 1999 of $1,382,304 or basic and diluted earnings per share of $.53. Total assets increased $727,549 from December 31, 1999 to September 30, 2000.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999
The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income increased $136,461 or 26.93% to $643,274 for the three months ended September 30, 2000, from $506,813 for the three months ended September 30, 1999. The increase is primarily due to an increase in net interest income.

NET INTEREST INCOME
Net interest income increased $381,359 or 19.55% to $2,332,529 for the three months ended September 30, 2000, from $1,951,170 for the three months ended September 30, 1999. Total interest and fee income increased $608,311 or 21.55% for the three months ended September 30, 2000, to $3,431,139 from $2,822,828 for the three months ended September 30, 1999. This increase in interest and fee income is due to an increase in both average volume and average yield of interest earning assets. Average interest earning assets increased from $139.3 million for the three months ended September 30, 1999 to $144.5 million for the three months ended September 30, 2000 primarily due to an increase in average loans receivable of $11.3 million between periods. The yield on interest earning assets increased 138 basis points between periods to 9.42% for the three months ended September 30, 2000 compared to 8.04% for the same period in 1999. The increase in yield on average interest earning assets is due to an increase in the yield on average loans receivable of 128 basis points to 10.89% for the three months ended September 30, 2000 compared to 9.61% for the three months ended September 30, 1999. This increase in yield is due to the fact that the majority of the Bank's commercial loans reprice with the Bank's prime rate. The Bank's prime rate was 9.5% and 8.25% at September 30, 2000 and 1999, respectively.

Total interest expense increased $226,952 or 26.04% to $1,098,610 for the three months ended September 30, 2000, from $871,658 for three months ended September 30, 1999. The increase in interest expense is primarily due to the increase in average interest bearing liabilities and an increase in the average cost of funds. Interest paid on deposits for the three months ended September 30, 2000, was $931,942 compared to $775,170 for the three months ended September 30, 1999, an increase of $156,772 or 20.22%. Total interest bearing deposits averaged approximately $89.9 million for the three months ended September 30, 2000 as compared to $91.0 million for the three months ended September 30, 1999. Interest on short-term borrowings increased $70,180 or 72.73% to $166,668 for the period ended September 30, 2000, from $96,488 for the three months ended September 30, 1999. Short-term borrowings consist of demand notes to the U. S. Treasury and securities sold under agreements to repurchase. Short-term borrowings averaged approximately $11.0 million for the three months ended September 30, 2000 compared to approximately $8.1 million for the three months ended September 30, 1999. The average cost of interest bearing liabilities was 4.32% and 3.49% for the three months ended September 30, 2000 and 1999, respectively.

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

During the quarter ended September 30, 2000, $90,000 was provided for loan losses, compared to $30,000 for the quarter ended September 30, 1999. This increase is due to an increase in the loan portfolio during the quarter. At September 30, 2000, the allowance for loan losses was $1,425,200 or 1.39% of total loans compared to an allowance of $1,276,685 or 1.40% of total loans at September 30, 1999. During the quarter ended September 30, 2000, the Bank incurred net charge-offs totaling $37,067 as compared to net charge-offs totaling $23,818 for the quarter ended September 30, 1999. There were three loans on non-accrual status at September 30, 2000, totaling $21,763 and four loans on non-accrual status totaling $95,811 at September 30, 1999. Loans past due over 30 days totaled $821,577 or 0.80% of total loans at September 30, 2000, compared to $220,886 or 0.24% of total loans at September 30, 1999. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. The allowance for loan losses at September 30, 2000, in management's opinion is adequate for probable losses that may occur in the loan portfolio.

OTHER INCOME
Other income for the three months ended September 30, 2000, decreased $38,732 or 12.11% to $281,043 from $319,775 for the three months ended September 30, 1999. The decrease is due largely to a decrease in overdraft fees charged. Service charges, fees and commissions were $275,543 for the three months ended September 30, 2000, compared to $313,707 for the three months ended September 30, 1999, a decrease of $38,164 or 12.17%.

OTHER EXPENSE
Bank overhead increased $79,466 or 5.45% to $1,538,598 for the three months ended September 30, 2000, from $1,459,132 for the three months ended September 30, 1999. Salaries and employee benefits increased $59,988 or 7.65% to $844,333 for the three months ended September 30, 2000, from $784,345 for the three months ended September 30, 1999. This increase is primarily attributed to annual merit raises given to the employee, an increase in ESOP contributions, and the addition of several new employees. Net occupancy expense increased $60,489 or 25.95% to $293,573 for the three months ended September 30, 2000, from $233,084 for the three months ended September 30, 1999. This increase is primarily due to an increase in depreciation expense. Other operating expenses decreased $41,011 or 9.28% to $400,692 for the three months ended September 30, 2000, from $441,703 for the three months ended September 30, 1999. This decrease is primarily due to a loss of $27,000 on the sale of a mortgage loan held for sale in the quarter ended September 30, 1999. Also contributing to the decrease was decreased loan origination costs due to decreased mortgage originations.

INCOME TAX EXPENSE
During the quarter ended September 30, 2000, the Company's effective tax rate was 34.7% compared to 35.1% during the quarter ended September 30, 1999.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999
Net income increased $359,882 or 26.03% to $1,742,186 for the nine months ended September 30, 2000, from $1,382,304 for the nine months ended September 30, 1999. The increase is primarily due to an increase in net interest income.

NET INTEREST INCOME
Net interest income increased $1,018,475 or 18.09% to $6,648,504 for the nine months ended September 30, 2000, from $5,630,029 for the nine months ended September 30, 1999. Total interest and fee income increased $1,606,083 or 19.58% for the nine months ended September 30, 2000, to $9,806,670 from $8,200,587 for the nine months ended September 30, 1999. This increase in interest and fee income is due to an increase in both average volume and average yield of interest earning assets. Average interest earning assets increased from $135.8 million for the nine months ended September 30, 1999 to $143.8 million for the nine months ended September 30, 2000 primarily due to an increase in average loans receivable of $9.9 million between periods. The yield on interest earning assets increased 105 basis points between periods to 9.12% for the nine months ended September 30, 2000 compared to 8.07% for the same period in 1999. The increase in yield on average interest earning assets is due to an increase in the yield on average loans receivable of 104 basis points to 10.67% for the nine months ended September 30, 2000 compared to 9.63% for the nine months ended September 30, 1999. This increase in yield is due to the fact that the majority of the Bank's commercial loans reprice with the Bank's prime rate. The Bank's prime rate was 9.5% and 8.25% at September 30, 2000 and 1999, respectively.

Total interest expense increased $587,608 or 22.86% to $3,158,166 for the nine months ended September 30, 2000 from $2,570,558 for nine months ended September 30, 1999. The increase in interest expense is primarily due to the increase in average interest bearing liabilities and an increase in the average cost of funds. Interest paid on deposits for the nine months ended September 30, 2000, was $2,637,530 compared to $2,358,946 for the nine months ended September 30, 1999, an increase of $278,584 or 11.81%. Total interest bearing deposits averaged approximately $89.9 million for the nine months ended September 30, 2000 compared to $90.9 million for the nine months ended September 30, 1999. Interest on short-term borrowings increased $309,024 or 146.03% to $520,636 for the nine months ended September 30, 2000, from $211,612 for the nine months ended September 30, 1999. Short-term borrowings consist of demand notes to the
U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $12.1 million for the nine months ended September 30, 2000 compared to approximately $6.2 million for the nine months ended September 30, 1999. The average cost of interest bearing liabilities was 4.14% and 3.54% for the nine months ended September 30, 2000 and 1999, respectively.

PROVISION FOR LOAN LOSSES
During the nine months ended September 30, 2000, $210,000 was provided for loan losses compared to $35,000 for the nine months ended September 30, 1999. This increase is due to loan growth during the nine months ended September 30, 2000. At September 30, 2000 the allowance for loan losses was $1,425,200, or 1.39% of total loans. This compares to an allowance of $1,276,685 or 1.40% of total loans at September 30, 1999. During the nine months ended September 30, 2000, the Bank incurred net charge-offs totaling $34,938 as compared to net recoveries totaling $1,717 for the same period in 1999.

OTHER INCOME
Other income for the nine months ended September 30, 2000, decreased $25,296 or 3.01% to $814,647 from $839,943 for the nine months ended September 30, 1999. This decrease is due to a decrease in service release premiums received from mortgage loans sold.

OTHER EXPENSE
Other expenses increased $298,497 or 6.96% to $4,585,965 for the nine months ended September 30, 2000, from $4,287,468 for the nine months ended September 30, 1999. Salaries and employee benefits increased $194,876 or 8.57% to $2,468,322 for the nine months ended September 30, 2000, from $2,273,446 for the nine months ended September 30, 1999. This increase is primarily attributed to annual merit raises given to the employees, an increase in ESOP contributions, and the addition of several new employees. Occupancy expense increased $49,067 or 6.06% to $858,254 for the nine months ended September 30, 2000, from $809,187 for the nine months ended September 30, 1999. This increase is due to increased depreciation expense and property taxes. Other operating expenses increased $54,554 or 4.53% to $1,259,389 for the nine months ended September 30, 2000, from $1,204,835 for the nine months ended September 30, 1999. This increase is due to outside professional fees related to internet banking activities offset by a decrease in loss on sale of mortgage loans held for sale.

INCOME TAX EXPENSE
For the nine months ended September 30, 2000, the Company's effective tax rate was 34.7% compared to 35.6% for the nine months ended September 30, 1999.

LIQUIDITY
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company's primary liquid assets accounted for 34.49% and 37.34% of average assets at September 30, 2000 and 1999, respectively. Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At September 30, 2000 and 1999, the Bank's liquidity ratio was 31.50% and 31.96%, respectively.

CAPITAL RESOURCES
The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering, the retention of earnings less dividends paid and the exercising of stock options for a total shareholders' equity at September 30, 2000, of $18,084,433. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The Company and the Bank were in compliance with regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines at September 30, 2000. The risk based capital ratio at September 30, 2000, for the Bank is 17.03% and at September 30, 1999, was 18.04%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing. The Company does not plan on any significant capital expenditures during 2000.

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

ITEM 2.  CHANGES IN SECURITIES
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibit 27.1 Financial Data Schedule for September 30, 2000.

There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BANK OF SOUTH CAROLINA CORPORATION

November 10, 2000
                                        BY: /s/ Huch C. Lane, Jr.
                                            ------------------------------------
                                            Hugh C. Lane, Jr.
                                            President



                                        BY: /s/ William L. Hiott, Jr.
                                            ------------------------------------
                                            William L. Hiott, Jr.
                                            Executive Vice President & Treasurer