Form 10KSB
period 2000-12-31
BANK OF SOUTH CAROLINA CORP
filed 2001-03-27
CIK 1007273

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from            to
                               ----------    ----------

Commission file number: 0-27702
                        -------

                       BANK OF SOUTH CAROLINA CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           South Carolina                                    57-1021355
   ----------------------------------------           ----------------------
   (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                     Identification Number)

   256 Meeting Street, Charleston, SC                          29401
   ----------------------------------------           ----------------------
   (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: (843) 724-1500
                           --------------

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to be best of the registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB. Not applicable

Issuer's revenues for its most recent fiscal year: $14,328,335

Aggregate market value of the voting stock held by non-affiliates: $24,073,390

As of March 22, 2001, the Registrant has outstanding 2,580,597 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       BANK OF SOUTH CAROLINA CORPORATION
                                 AND SUBSIDIARY

                                Table of Contents

                                                      PART I                                             Page
                                                                                                         ----
Item 1.    Description of Business.........................................................................3
Item 2.    Description of Property.........................................................................5
Item 3.    Legal Proceedings...............................................................................5
Item 4.    Submission of Matters to a Vote of Security Holders.............................................5

                                                     PART II

Item 5.    Market for the Company's Common Stock and Related Matters.......................................6
Item 6.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................................................7
Item 7.    Financial Statements and Supplementary Data....................................................19
Item 8.    Changes In and Disagreements With Accountants on Accounting and
           Financial Matters..............................................................................44

                                                    PART III

Item 9.    Directors and Executive Officers of the Registrant.............................................44
Item 10.   Compensation of Officers and Directors.........................................................45
Item 11.   Security Ownership of Certain Beneficial Owners and Management.................................47
Item 12.   Certain Relationships and Related Transactions.................................................50

                                                    PART IV

Item 13.   Exhibits, Financial Statements and Reports on Form 8-K.........................................51

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

The Bank offers credit cards (through correspondent banking services) including MasterCard (TM) and Visa (TM) along with a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. Other services offered, but not limited to, include safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the Visa Debit Card Program. This service is called "Check Card" by the Bank and also offers purchases by the cardholder where Visa cards are accepted worldwide using a direct charge to their checking account. The Bank operates a courier service and ACH organization service as part of its deposit services for commercial customers and provides a safekeeping brokerage service through one of its correspondent banks. All banking services are available through four banking house locations, 256 Meeting Street, Charleston, SC, 100 N. Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC, and 2027 Sam Rittenberg Boulevard, Charleston, SC. A complete listing of the Bank's services may be referenced in the Company's Annual Report on page 49.

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

The Company was authorized by its Board of Directors at its December 1995, board meeting to repurchase up to 77,000 shares of its common stock on the open market from time to time, and, at its October, 1999 Board meeting, to repurchase up to 25,000 shares of its common stock on the open market from time to time. As of this date, 102,000 shares have been repurchased by the Company.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment had no material effect on the capital expenditures, earnings and competitive position of the Bank in the fiscal year ended December 31, 2000.

By year end 2000, the Bank employed 70 people, 5 of whom are part time employees, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Bank leases its headquarters and office facilities at 256 Meeting Street in downtown Charleston. The lease of these facilities provides for an initial term of ten years beginning on March 1, 1987, with at least three ten year renewal options upon the same terms as the original lease term with notice of exercise of each option being given at least six months prior to the expiration of each term. Base rent is payable in equal monthly installments of $26,432 in advance. The base rent will increase at the end of each rental year by the lesser of (i) 8% of the base rent or (ii) the percentage increase in the Consumer Price Index, Urban Index, For All Wage Earners, issued by the U.S. Department of Labor.

On June 30, 1995, the Bank was successful in renegotiating its 256 Meeting Street facilities lease for one hundred forty (140) months with two additional ten-year terms. Base rent was $26,432 monthly payable in advance for the first twenty (20) months and the remaining one hundred twenty (120) months of the term (which began March 1, 1997) and any of the two (2) extensions of the original term is $24,801 per month in advance and is adjustable by 4% of the base rent every two years. In addition, the Bank leases adjacent parking facilities at $2,568 per month.

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

ITEM 3.  LEGAL PROCEEDINGS

In the opinion of management, there are no legal proceedings pending other than routine litigation incidental to its business. To the knowledge of management, no proceedings have been instituted or are contemplated by or against any governmental authority against or by the Company or Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS

There were issued and outstanding 2,580,597 shares of the 6,000,000 authorized shares of common stock of the Company at the close of the Company's fiscal year ended December 31, 2000. These outstanding shares were held by approximately 900 shareholders of record on December 31, 2000. The common stock of the Company is traded in the "over-the-counter" (OTC) market by five market making investment banking firms. These firms are The Robinson-Humphrey Company, Inc., Sterne, Agee & Leach, Inc., Scott and Stringfellow, Inc., Nite Securities LP and Speer, Leeds & Kellogg. The Company's common stock trades on The Nasdaq Stock Market under the symbol BKSC. According to information supplied by The Nasdaq Stock Market, the range of high and low bid quotations for each quarterly period in the fiscal years 2000, 1999 and 1998 has been as follows:

                                     2000                                1999                                 1998
                            HIGH              LOW               HIGH               LOW                HIGH             LOW
                           ------------------------------------------------------------------------------------------------
First Quarter              14.50             11.88              17.00             14.00               22.73           16.36
Second Quarter             12.50             11.00              16.25             13.75               25.45           20.00
Third Quarter              12.63             11.25              15.12             13.00               18.12           13.75
Fourth Quarter             14.00             12.44              14.75             11.25               17.00           14.75

The Board of Directors of Bank of South Carolina Corporation declared quarterly dividends in 2000 of $.09 per share to shareholders of record March 31, 2000, payable April 28, 2000; $.11 per share to shareholders of record June 30, 2000, payable July 31, 2000; $.11 per share to shareholders of record October 2, 2000, payable October 31, 2000; and $.11 per share to shareholders of record December 31, 2000, payable January 31, 2001; and a special dividend of $.10 per share to shareholders of record December 31, 2000, payable January 31, 2001.

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

As of December 31, 2000, there were approximately 900 shareholders of record with shares held by individuals and in street name, and on March 22, 2001, the market price for the common stock of the Company was $13.75. It is the intent of the Company to continue paying dividends in the future.

Cash dividends, when declared, are paid by the Bank to the Corporation for distribution to shareholders of record of the Corporation. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Management's discussion and analysis is included to provide the shareholders with an expanded narrative of the Company's results of operations, changes in financial condition, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the audited consolidated financial statements and notes included in this report and the Company's 2000 Annual Report. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                      2000             1999             1998             1997              1996
                                                  ------------     ------------     ------------     ------------     ------------
FOR DECEMBER 31:

Net Income                                        $  2,371,375     $  1,915,516     $  1,660,149     $  1,609,618     $  1,388,808
   Selected Year End Balances
   Total Assets                                    159,776,502      154,653,402      145,019,801      124,478,023      102,835,416
   Total Loans                                     104,262,014       90,748,717       84,140,365       79,965,957       71,660,124
   Investment Securities Available for Sale         37,608,360       35,873,009       33,759,333       19,483,167       19,231,905
   Investment Securities Held to Maturity                   --          600,208               --               --               --
   Federal Funds Sold and Resale Agreements          7,325,000       16,255,000       15,450,000       15,600,000        4,675,000
   Interest Bearing Deposits in Other Banks              7,239            6,919            6,666            6,421            6,185
   Earning Assets                                  149,202,613      143,483,853      133,356,364      115,055,545       95,573,214
   Deposits                                        131,094,405      125,280,450      123,973,308      104,469,073       84,830,237
   Shareholders' Equity                             18,554,282       16,865,304       16,677,533       15,521,347       14,893,813
Weighted Average Shares Outstanding (1)              2,580,786        2,604,620        2,599,212        2,573,775        2,573,914

FOR THE YEAR:

Selected Average Balances
   Total Assets                                    155,717,433      148,714,025      136,981,780      112,413,053       96,379,427
   Total Loans                                      98,994,148       88,479,401       83,106,872       74,682,392       65,468,548
   Investment Securities Available for Sale         39,645,741       35,806,229       21,399,194       19,517,222       17,614,422
   Investment Securities Held to Maturity              157,408          445,242               --               --               --
   Federal Funds Sold and Resale Agreements          5,004,918       12,138,096       21,761,014       10,824,383        7,622,131
   Interest Bearing Deposits in Other Banks              7,091            6,813            6,561            6,309            6,092
   Earning Assets                                  143,809,306      136,875,781      126,273,641      105,030,306       90,711,193
   Deposits                                        125,722,863      123,559,722      115,225,489       93,055,877       79,671,917
   Shareholders' Equity                             17,650,334       17,049,863       16,203,404       15,005,232       14,656,129

PERFORMANCE RATIOS:

Return on Average Equity                                 13.44%           11.23%           10.25%           10.73%            9.48%
Return on Average Assets                                  1.52%            1.29%            1.21%            1.43%            1.44%
Average Equity to Average Assets                         11.33%            1.46%           11.83%           13.35%           15.21%
Net Interest Margin                                       6.24%            5.57%            5.43%            5.92%            6.09%
Net Charge-offs to Average Loans                          0.01%             .09%             .03%             .05%             .09%
Allowance for Loan Losses as a
   Percentage of Total Loans                              1.49%            1.38%            1.47%            1.51%            1.45%

PER SHARE: (1)

Basic Earnings                                    $       0.92     $        .74     $        .64     $        .63     $        .54
Diluted Earnings                                          0.92              .74              .64              .62              .53
Year End Book Value                                       7.19             6.52             6.40             6.03             5.85
Cash Dividends Declared                                   0.52              .44              .26              .43              .18
Dividend Payout Ratio                                    56.52%           59.46%           40.05%           69.83%           32.93%

Full Time Employee Equivalents                              70               68               60               55               47

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

                                                                                 FOR YEARS ENDED
                                                                                    DECEMBER 31,
                                                  ---------------------------------------------------------------------------------
                                                       2000              1999            1998             1997             1996
                                                  -------------    -------------   --------------   --------------   --------------
Operating Data:

Interest and fee income                           $  13,226,888    $  11,105,599   $   10,593,431   $    9,160,575   $    7,899,225
Interest expense                                      4,254,428        3,474,786        3,730,741        2,942,024        2,378,414
                                                  -------------    -------------   --------------   --------------   --------------
Net interest income                                   8,972,460        7,630,813        6,862,690        6,218,551        5,520,811
Provision for loan losses                               315,000           90,000           55,000          210,000          140,000
                                                  -------------    -------------   --------------   --------------   --------------
Net interest income after
    provision for loan losses                         8,657,460        7,540,813        6,807,690        6,008,551        5,380,811
Other income                                          1,101,447        1,102,443          865,424          600,254          500,923
Other expense                                         6,128,532        5,682,044        5,095,231        4,093,687        3,658,787
                                                  -------------    -------------   --------------   --------------   --------------
Income before income taxes                            3,630,375        2,961,212        2,577,883        2,515,118        2,222,947
Income tax expense                                    1,259,000        1,045,696          917,734          905,500          834,139
                                                  -------------    -------------   --------------   --------------   --------------
Net income                                        $   2,371,375    $   1,915,516   $    1,660,149   $    1,609,618   $    1,388,808
                                                  =============    =============   ==============   ==============   ==============
Basic earnings per share(1)                       $        0.92    $         .74   $          .64   $          .63   $          .54
                                                  =============    ==============  ==============   ==============   ==============
Diluted earnings per share(1)                     $        0.92    $         .74   $          .64   $          .62   $          .53
                                                  =============    ==============  ==============   ==============   ==============
Weighted average common shares-basic(1)               2,580,786        2,604,620        2,599,212        2,573,775        2,573,914
Weighted average common shares -
    diluted(1)                                        2,580,786        2,604,620        2,599,212        2,596,209        2,600,550
Dividends per common share(1)                     $         .52    $         .44   $          .26   $          .43   $          .18

                                                                                       AS OF
                                                                                    DECEMBER 31,
                                                  ---------------------------------------------------------------------------------
                                                       2000              1999            1998             1997             1996
                                                  -------------    -------------   --------------   --------------   --------------
Balance Sheet Data:

Investment securities available for sale          $  37,608,360    $  35,873,009   $   33,759,333   $   19,483,167   $   19,231,905
Investment securities held to maturity                       --          600,208               --               --               --
Total loans                                         104,262,014       90,748,717       84,140,365       79,965,957       71,660,124
Allowance for loan losses                             1,558,530        1,250,138        1,239,968        1,210,528        1,041,216
Total assets                                        159,776,502      154,653,402      145,019,801      124,478,023      102,835,416
Total deposits                                      131,094,405      125,280,450      123,973,308      104,469,073       84,830,237
Shareholders' equity                                 18,554,282       16,865,304       16,677,533       15,521,347       14,893,813

1) On May 15, 1996, the Company issued a 10% stock dividend. On May 15, 1997, the Company issued a 2 for 1 stock split. On May 15, 1998, the Company issued a 10% stock dividend. All share and per share data have been retroactively restated to reflect these stock splits and stock dividends.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this annual report contain certain "forward-looking statements" concerning the future operations of the Bank of South Carolina Corporation. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain.

Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to efficiently incorporate acquisitions into its operations, the ability of the Company to successfully address competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements" and undue reliance should not be placed on such statements.

                                    OVERVIEW

Earnings for the year were $2,371,375 or basic and diluted earnings per share of $.92, an increase of 23.80% over 1999's earnings of $1,915,516 or basic and diluted earnings per share of $.74. Earnings for the fourth quarter of 2000 were $629,188 or basic and diluted earnings per share of $.24, a 18.00% increase from fourth quarter 1999 earnings of $533,211 or basic and diluted earnings per share of $.20. Our return on average equity and average assets for the year were 13.44% and 1.52%, respectively, compared to the 1999 return on average equity and return on average assets of 11.23% and 1.29%, respectively. Earnings for the year were 11.9% above our profit plan.

2000 was a good year for deposit growth with deposits increasing $5,813,955 or 4.64% from year-end 1999 to year-end 2000. At year end 2000, our West Ashley office held $7,212,744 in deposits, our Mt. Pleasant office held deposits of $22,490,451 and our Summerville office held deposits of $16,257,235. Loan growth was strong during the year, with an increase of $13,513,297 or 14.89% for year-end 2000 over 1999. Loan growth will be very important to how earnings will perform in 2001, as loans are our highest yielding asset.

During 2000, the Company declared one regular quarterly cash dividend of $.09 per share, three regular quarterly cash dividends of $.11 per share and a special cash dividend of $.10 per share thereby sharing a greater portion of its profits with its owners compared to prior years.

      COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000, TO DECEMBER 31, 1999

Net income increased $455,859 from $1,915,516 for 1999, to $2,371,375 for 2000 or 23.80% increasing basic and diluted earnings per share to $.92 for 2000, compared to basic and diluted earnings per share of $.74 for 1999. This increase is primarily attributable to increases in net interest income.

Net interest income increased $1,341,647 from $7,630,813 for 1999 to $8,972,460 for 2000. This is due to an increase in yield on earning assets and an increase in total earning assets combined with a smaller increase in the average cost of interest bearing liabilities, resulting in an increase in net interest spread.

Total interest and fee income increased 19.10% or $2,121,289 in 2000. This increase in interest and fee income is due to an increase in both average volume and average yield of interest earning assets. Average interest earning assets increased from $136.9 million for the year ended December 31, 1999 to $143.8 million for the year ended December 31, 2000 primarily due to an increase in average loans receivable of $10.5 million between periods. The yield on interest earning assets increased 109 basis points between years to 9.20% for the year ended December 31, 2000 compared to 8.11% for the year ended December 31, 1999. The increase in yield on average interest earning assets is due to an increase in the yield on average loans receivable of 101 basis points to 10.70% for the year ended December 31, 2000 compared to 9.69% for the year ended December 31, 1999. This increase in yield is due to the fact that the majority of the Bank's commercial loans reprice with the Bank's prime rate. The Bank's prime rate was 9.5% and 8.5% at December 31, 2000 and 1999, respectively.

Total interest expense increased 22.44% or $779,642 in 2000. The increase in interest expense is primarily due to the increase in average interest bearing liabilities and an increase in the average cost of funds. Interest paid on deposits for the year ended December 31, 2000, was $3,593,172 compared to $3,146,651 for the year ended December 31, 1999, an increase of $446,521 or 14.19%. Total interest bearing deposits averaged approximately $90.1 million for the year ended December 31, 2000 compared to $90.9 million for the year ended December 31, 1999; however, the average cost of deposits increased 53 basis points from 3.46% for the year ended December 31, 1999 to 3.99% for the year ended December 31, 2000. Interest on short-term borrowings increased $333,121 or 101.52% to $661,256 for the year ended December 31, 2000, from $328,135 for the year ended December 31, 1999. Short-term borrowings consist of federal funds purchased, demand notes to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $11.3 million for the year ended December 31, 2000 compared to approximately $7.0 million for the year ended December 31, 1999. The average cost of interest bearing liabilities was 4.20% and 3.55% for the years ended December 31, 2000 and 1999, respectively.

The provision for loan losses increased from $90,000 for 1999 to $315,000 for 2000. The increase in the provision is attributable to the growth in the loan portfolio, the increase in non-accrual loans, the increase in delinquency rates and an increase in the loans on the Bank's watch list. The allowance for loan losses as a percentage of total loans increased from 1.38% in 1999 to 1.49% in 2000. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. For further discussion, see "Non-accrual and Past Due Loans" and "Allowance for Loan Losses."

Total other income decreased slightly from $1,102,443 for 1999, to $1,101,447 for 2000. This decrease is attributable to a decrease in service release premiums from mortgage loans due to declining volume offset by increases in service charges and fees on deposit accounts due to a restructuring of service charges and fees in July, 1999.

Total other expense increased 7.86% or $446,488 from $5,682,044 for 1999 to $6,128,532 for 2000. This increase is due in part to a 9.55% increase in salaries and employee benefits as a result of annual merit increase for the Company's staff and an increase in the Company's ESOP contribution.

Occupancy expense increased $43,237 or 3.90% from $1,109,886 for 1999 to $1,153,123 for 2000. This increase is primarily due to increased depreciation on equipment as a result of equipment purchases in 1999 and 2000.

Other operating expense increased $114,613 or 7.40% from $1,548,897 for 1999 to $1,663,510 for 2000. This increase is primarily due to outside professional fees related to internet banking activities.

Income tax expense increased from $1,045,696 for 1999 to $1,259,000 for 2000. The Company's effective tax rate was approximately 35% for both 2000 and 1999. The increase in income tax expense is directly related to the increase in pretax income.

      COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999, TO DECEMBER 31, 1998

Net income increased $255,367 from $1,660,149 for 1998, to $1,915,516 for 1999 or 15.38% increasing basic and diluted earnings per share to $.74 for 1999, compared to basic and diluted earnings per share of $.64 for 1998. This increase is primarily attributable to increases in net interest income and service charges, fees and commissions.

Net interest income increased $768,123 from $6,862,690 for 1998 to $7,630,813 for 1999. This increase is due to earning assets increasing faster than interest bearing liabilities resulting in an increase in net interest spread.

Total interest and fee income increased 4.83% or $512,168 in 1999. This increase is due to an increase in loans and an increase in fee income from mortgage loans. The Mortgage Loan Department closed loans of approximately $46,000,000 in 1999 compared to approximately $39,000,000 for 1998. Total loans increased from $84,140,365 at December 31, 1998, to $90,748,717 at December 31, 1999, for an
increase of 7.85%.

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

                         ASSET AND LIABILITY MANAGEMENT

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. At year end 2000, total assets were $159,776,502, an increase of 3.31% from the end of the previous year, and total deposits were $131,094,405, an increase of 4.64% from the end of the previous year, while short-term borrowings, consisting of Securities Sold Under Agreement to Repurchase and Demand Notes Issued to U.S. Treasury, were down $2,696,212.

Approximately 93% of the Company's assets were earning assets composed of U.S. Treasury, Federal Agency and municipal securities in the amount of $37,608,360, Federal Funds Sold and interest bearing deposits in other banks in the amount of $7,332,239, and loans in the amount of $104,262,014.

The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company's liabilities are issued with fixed terms and can be repriced only at maturity. During periods of falling interest rates, as experienced from 1991 through 1993, the yield on the Company's assets declines faster than the rates paid on supporting liabilities. This causes a decline in the net interest margin because the difference between what the Company earns on its assets and what it pays on its liabilities becomes narrower. After interest rates have stabilized, there is a period of time until the rates paid on interest-bearing liabilities declines enough to restore the net interest margin. As demonstrated by the improving net interest margin in 1994 and 1995, the opposite effect of increasing net interest income is realized in a rising rate environment given the Company's 1996 balance sheet structure. In the stable rate environment which existed in 1997, the Bank's net interest margin was impacted by a change in mix of earning assets with the deposit growth of the Bank being invested in federal funds sold during the year. Basically, the same situation existed in 1998 with relatively stable interest rates until the end of November 1998. During 1998, deposits increased 19% while loans increased 5%. The excess funds from the extraordinary deposit growth were invested in federal funds sold. Deposit growth outstripping loan growth resulted in a lower percentage of earning assets invested in the historically higher yielding loans and a commensurate decrease in margin from 5.92% for the year ended December 31, 1997 to 5.43% for the year ended December 31, 1998. A leveling off of deposit growth to 1% coupled with an 8% increase in loans in 1999, resulted in a better employment of funds in historically higher yielding loans during the year. Additional funds were invested in U. S. Treasury and Federal Agency Securities with a commensurate reduction in Federal Funds Sold. The change in mix of earning assets and increases in interest rates during the last half of the year resulted in significantly improved net interest income and net interest margin. During 2000, loans continued to grow at a faster rate than deposits, and interest rates continued to rise, improving the yield on earning assets. This growth in interest earning assets coupled with a rise in interest rates resulted in another significant improvement in net interest income and net interest margin.

                                   MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. For the Company, this risk is constituted primarily of interest rate risk in its lending and investing activities as they relate to their funding by deposit and borrowing activities.

The Bank's policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities and to attempt to maintain an asset positive position over a 6 month period. In adhering to this policy, it is anticipated that the Bank's net interest margins will not be materially affected by changes in interest rates. The net interest rate spread for 2000 increased to 5.00% from 4.56% for 1999 and the net interest margin for 2000 increased to 6.24% from 5.57% for 1999. Management will continue to monitor its asset sensitive position in times of lower interest rates, which might adversely affect its net interest margin.

Since the rates on most of the Bank's interest bearing liabilities can vary on a daily basis, management continues to maintain a loan portfolio priced predominately on a variable rate basis. The Bank seeks stable, long-term deposit relationships to fund its loan portfolio. Short term borrowings funded the increase in loans during 1999. The strong growth in deposits and the use of federal funds sold funded 2000 loan growth.

At December 31, 2000, the average maturity of the investment portfolio was 26 months with an average yield of 6.63% compared to less than 12 months with an average yield of 5.54% at December 31, 1999.

The Bank does not own, nor has it ever, purchased derivative financial instruments. The Company does not take foreign exchange or commodity risks.

The following table summarizes the Bank's interest sensitivity position as of December 31, 2000:

                                                               3 MONTHS     6 MONTHS   1 YEAR
                                                      LESS      TO LESS     TO LESS    TO LESS                           ESTIMATED
EARNING ASSETS                                       THAN 3      THAN 6      THAN 1    THAN 5     5 YEARS                   FAIR
(IN 000'S)                                1 DAY      MONTHS      MONTHS       YEAR      YEARS     OR MORE      TOTAL       VALUE
--------------                           -------    -------    ---------    --------   -------    -------    --------    ---------
Loans                                    $88,082    $ 7,022     $ 5,183     $ 1,152    $ 2,800    $    23    $104,262    $103,661
Investment securities                         --      3,202       6,441       3,997     21,576      1,455      36,671      37,608
Short term investments                         7         --          --          --         --         --           7           7
Federal funds sold                         7,325         --          --          --         --         --       7,325       7,325
                                         -------    -------     -------     -------    -------    -------    --------    --------
Total                                    $95,414    $10,224     $11,624     $ 5,149    $24,376    $ 1,478    $148,265    $148,601
                                         =======    =======     =======     =======    =======    =======    ========    ========

INTEREST BEARING LIABILITIES
(IN 000'S)

CD's 100,000 and over                    $    --    $ 8,943     $ 7,461     $ 1,652    $    --    $    --    $ 18,056    $ 18,060
CD's under 100,000 and
  other time deposits                        235      7,414       7,346       3,113        305         --      18,413      18,420
Money market and interest
  bearing demand accounts                 46,561         --          --          --         --         --      46,561      46,561
Savings                                    5,673         --          --          --         --         --       5,673       5,673
Short term borrowings                      8,743         --          --          --         --         --       8,743       8,743
                                         -------    -------     -------     -------    -------    -------    --------    --------
                                         $61,212    $16,357     $14,807     $ 4,765    $   305    $    --    $ 97,446    $ 97,457
                                         =======    =======     =======     =======    =======    =======    ========    ========

Net                                      $34,202    $(6,133)    $(3,183)    $   384    $24,071    $ 1,478    $ 50,819    $ 51,144
Cumulative                                           28,069      24,886      25,270     49,341     50,819

LIQUIDITY

The Company's assets and liabilities are monitored on a daily basis to ensure funds are available to meet its liquidity requirements. All of the investment securities owned by the Company are classified as available for sale and, as a result, are carried at fair value with changes in fair value, net of tax, adjusted through shareholders' equity. The unrealized gain on securities available for sale, net of income taxes, was $590,652 at December 31, 2000, and the unrealized loss, net of income taxes, was $156,099 at December 31, 1999. At year-end 2000, the Bank's federal funds sold totaled $7,325,000.

Composition of Average Assets

                                                        2000             1999             1998             1997             1996
                                                    ------------     ------------     ------------     ------------     -----------
Loans                                               $ 98,994,148     $ 88,479,401     $ 83,106,872     $ 74,682,392     $65,468,548
Investment securities available
  for sale                                            39,645,741       35,806,229       21,399,194       19,517,222      17,614,422
Investment securities held to
  maturity                                               157,408          445,242               --               --              --
Federal funds sold and other
  investments                                          5,012,009       12,144,909       21,767,575       10,830,692       7,628,223
Non-earning assets                                    11,908,127       11,838,244       10,708,139        7,382,747       5,668,234
                                                    ------------     ------------     ------------     ------------     -----------

Total average assets                                $155,717,433     $148,714,025     $136,981,780     $112,413,053     $96,379,427
                                                    ============     ============     ============     ============     ===========

Average earning assets increased by $6,933,525 from 1999 to 2000 while average non-earning assets increased by $69,883. Average earning assets increased primarily as a result of loan growth.

Average loans for 2000 were up by $10,514,747 or 11.88% from 1999. The majority of the growth, or approximately $8,976,000, was in commercial loans, which are tied to the Bank's prime rate while approximately $1,363,000 was related to installment loans and personal bank lines.

Bank borrowings and deposit growth was used to fund the increase in the loan and investment portfolios.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates:

                                          2000 vs. 1999                            1999 vs. 1998
                               -------------------------------------    -----------------------------------
                                                          Net Dollar                             Net Dollar
                                 Volume         Rate       Change(1)      Volume        Rate     Change (1)
                               ----------    ----------   ----------    ---------    ---------    ---------
Loans                          $1,075,868    $  944,389   $2,020,257    $ 521,861    $(103,396)   $ 418,465
Investment securities
   available for sale             215,051       190,293      405,344      782,323     (159,392)     622,931
Investment securities
   held to maturity               (15,750)        4,090      (11,660)      20,746           --       20,746
Federal funds sold and
   other investments             (411,443)      118,791     (292,652)    (478,768)     (71,206)    (549,974)
                               ----------    ----------   ----------    ---------    ---------    ---------
Interest Income                $  863,726    $1,257,563   $2,121,289    $ 846,162    $(333,994)   $ 512,168
                               ==========    ==========   ==========    =========    =========    =========

Interest-bearing
   transaction
   accounts                    $  (27,110)   $  190,080   $  162,970    $  99,935    $(188,205)   $ (88,270)

Savings                            15,834           710       16,544      (31,253)      17,765      (13,488)
Certificates of
   deposit                        (12,923)      279,930      267,007       15,215     (271,756)    (256,541)
Federal funds
   purchased                       39,385           196       39,581          673           --          673
Securities sold
   under agreements
   to repurchase                  203,832        79,637      283,469      109,797       (7,853)     101,944
Demand notes issued to U.S.
   Treasury                        (2,603)       12,674       10,071        3,279       (3,552)        (273)
                               ----------    ----------   ----------    ---------    ---------    ---------
Interest expense               $  216,415    $  563,227   $  779,642    $ 197,646    $(453,601)   $(255,955)
                               ==========    ==========   ==========    =========    =========    =========

Increase in net
   interest income                                        $1,341,647                              $ 768,123

                                                                 1998 vs. 1997
                                                     -------------------------------------
                                                                                Net Dollar
                                                        Volume        Rate      Change (1)
                                                     ----------    ---------    ----------
Loans                                                $  825,264    $  17,111    $  842,375
Investment securities
   available for sale                                   120,896      (88,205)       32,691
Investment securities
   held to maturity                                          --           --            --
Federal funds sold and
   other investments                                    596,798      (39,008)      557,790
                                                     ----------    ---------    ----------
Interest Income                                      $1,542,958    $(110,102)   $1,432,856
                                                     ==========    =========    ==========

Interest-bearing
   transaction
   accounts                                          $  270,507    $  71,350    $  341,857

Savings                                                  21,295          678        21,973
Certificates of
   deposit                                              376,576        6,273       382,849
Federal funds
   purchased                                                (55)          --           (55)
Securities sold
   under agreements
   to repurchase                                         55,141       (9,803)       45,338
Demand notes issued to U.S.
   Treasury                                              (3,258)          13        (3,245)
                                                     ----------    ---------    ----------
Interest expense                                     $  720,206    $  68,511    $  788,717
                                                     ==========    =========    ==========

Increase in net
   interest income                                                              $  644,139

(1) Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.

                  YIELDS ON AVERAGE EARNING ASSETS AND RATES ON
                      AVERAGE INTEREST-BEARING LIABILITIES

                                                            2000                                        1999
------------------------------------------------------------------------------------------------------------------------------
                                                          Interest       Average                     Interest        Average
                                            Average          Paid/        Yield/        Average         Paid/         Yield/
                                            Balance         Earned         Rate         Balance        Earned          Rate
------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING
    ASSETS
Loans                                    $  98,994,148   $ 10,597,005     10.70%    $  88,479,401    $  8,576,748       9.69%
Investment securities
   available for sale                       39,645,741      2,314,733      5.84%       35,806,229       1,909,389       5.33%
Investment securities
   held to maturity                            157,408          9,086      5.77%          445,242          20,746       4.66%
Federal funds sold                           5,004,918        305,745      6.11%       12,138,096         598,462       4.93%
Other investments                                7,091            319      4.50%            6,813             254       3.73%
                                         -------------   ------------     -----     -------------    ------------       ----
Total earning assets                     $ 143,809,306   $ 13,226,888      9.20%    $ 136,875,781    $ 11,105,599       8.11%
                                         =============   ============     =====     =============    ============       ====

INTEREST-BEARING
    LIABILITIES:
Interest bearing
   transaction
   accounts                              $  49,075,235   $  1,489,563      3.04%    $  50,080,937    $  1,326,593       2.65%
Savings                                      5,800,159        217,205      3.74%        5,377,278         200,661       3.73%
Certificates of deposit                     35,180,040      1,886,404      5.36%       35,460,897       1,619,397       4.57%
Federal funds purchased                        649,587         40,254      6.20%           13,425             673       5.01%

Securities sold under
   agreement to repurchase                   9,582,919        555,465      5.80%        5,858,173         271,996       4.64%
Demand notes issued to
   U.S. Treasury                             1,092,723         65,537      6.00%        1,144,478          55,466       4.85%
                                         -------------   ------------     -----     -------------    ------------      -----
Total interest bearing
   liabilities                           $ 101,380,663   $  4,254,428      4.20%    $  97,935,188    $  3,474,786       3.55%
                                         =============   ============     =====     =============    ============       ====

Net interest spread                                                        5.00%                                        4.56%
Net interest margin                               6.24%                                      5.57%
Net interest income                                      $  8,972,460                                $  7,630,813

                                                             1998
---------------------------------------------------------------------------------
                                                           Interest       Average
                                             Average         Paid/         Yield/
                                             Balance        Earned          Rate
---------------------------------------------------------------------------------
INTEREST-EARNING
    ASSETS
Loans                                     $ 83,106,872    $ 8,158,283       9.82%
Investment securities
   available for sale                       21,399,194      1,286,458       6.01%
Investment securities
   held to maturity                                 --             --         --
Federal funds sold                          21,761,014      1,148,445       5.28%
Other investments                                6,561            245       3.73%
                                          ------------    -----------      -----
Total earning assets                      $126,273,641    $10,593,431       8.39%
                                          ============    ===========      =====

INTEREST-BEARING
    LIABILITIES:
Interest bearing
   transaction
   accounts                               $ 46,625,919    $ 1,414,863       3.03%
Savings                                      6,241,787        214,149       3.43%
Certificates of deposit                     35,173,392      1,875,938       5.33%
Federal funds purchased                             --             --         --

Securities sold under
   agreement to repurchase                   3,500,148        170,052       4.86%
Demand notes issued to
   U.S. Treasury                             1,079,005         55,739       5.17%
                                          ------------    -----------      -----
Total interest bearing
   liabilities                            $ 92,620,251    $ 3,730,741       4.03%
                                          ============    ===========      =====

Net interest spread                                                         4.36%
Net interest margin                               5.43%
Net interest income                                       $ 6,862,690

(1) The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis. Average loan balances include non-accrual loans

                           LOAN PORTFOLIO COMPOSITION

The following is a schedule of the Bank's loan portfolio as of December 31, 2000, as compared to December 31, 1999 and 1998:

                                                                               BOOK VALUE (IN 000'S)
         TYPE                                                          2000            1999            1998
                                                                     --------        --------        --------

         Commercial and industrial loans                             $ 47,797        $ 43,450        $ 40,384
         Real estate loans                                             48,839          40,122          36,103
         Loans to individuals for household, family and other
            personal expenditures                                       7,331           7,053           7,481
         All other loans (including overdrafts)                           295             124             172
                                                                     --------        --------        --------

         Total loans (excluding unearned income)                     $104,262        $ 90,749        $ 84,140
                                                                     ========        ========        ========


As a Bank whose mission is to serve its community, there is a geographic concentration of loans in Charleston, Dorchester and Berkeley Counties.

The Bank had no foreign loans or loans to fund leveraged buyouts (LBO's) during 1998, 1999 or 2000.

                         IMPAIRED AND RESTRUCTURED LOANS

The Bank had impaired loans totaling $294,030 as of December 31, 2000 compared to $84,273 as of December 31, 1999, and one restructured loan with a balance of $33,240 as of December 31, 1999. The impaired loans include non-accrual loans with balances at December 31, 2000 and 1999 of $283,323 and $59,814, respectively. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.

                         NON-ACCRUAL AND PAST DUE LOANS

The Bank had $283,323 in non-accrual loans as of December 31, 2000, compared to $59,814 as of December 31, 1999. There were no loans over 90 days past due still accruing interest as of December 31, 2000 and 1999.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured, in the process of collection, and management deems it appropriate. If non-accrual loans decrease their past due status to 60 days or less, they are reviewed individually by management to determine if they should be returned to accrual status

                            ALLOWANCE FOR LOAN LOSSES

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

The total provision for loan losses for 2000 was $315,000 compared to $90,000 for 1999. During 2000, loan losses of $71,500 and recoveries of $64,892 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,558,530 or 1.49% of total loans at December 31, 2000, compared to $1,250,138 or 1.38% of total loans at December 31, 1999.

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

                                CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank's initial offering and the retention of earnings less dividends paid and the exercising of stock options of $124,000 in 1995, 1996, 1997 and 1998 for a total shareholders' equity at December 31, 2000, of $18,554,282. The rate of asset growth from the Bank's inception has not negatively impacted this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at December 31, 2000, for the Bank was 16.82% and at December 31, 1999, was 17.54%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to total assets. Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2000 and 1999, the Company and the Bank are categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company's or the Bank's category.

Please see "Notes to Consolidated Financial Statements" for the Company's and the Bank's various capital ratios at December 31, 2000.

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

SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB 133" delayed the effective date of this statement for one year. SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of Statement No. 133" addresses a limited number of issues causing implementation difficulties for entities that apply SFAS 133. SFAS 133 applies to all entities and is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001 with no material impact on its financial statements.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB No. 125," was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 is not expected to have a material impact on the Company.

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

       THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. The Board of Directors of the Bank approved the cash contribution of $275,000 to The Bank of South Carolina Employee Stock Ownership Plan and Trust for the fiscal year ended December 31, 2000. The contribution was made during 2000. T. Dean Harton, Sheryl
G. Sharry and Nathaniel I. Ball, III, currently serve as Plan Administrator. Nathaniel I. Ball, III, currently serves as Trustee for the Plan. The Plan currently owns 206,693 shares of common stock of Bank of South Carolina Corporation.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Bank of South Carolina Corporation and subsidiary
Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and subsidiary (the "Corporation") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                      /s/ KPMG LLP



Greenville, South Carolina
January 18, 2001

         BANK OF SOUTH CAROLINA CORPORATION CONSOLIDATED BALANCE SHEETS

                                                                       -----------------------------------
                                                                                  DECEMBER 31,
                               ASSETS                                      2000                  1999
                                                                       -------------         -------------
Cash and due from banks                                                $   6,928,411         $   6,955,256
Interest bearing deposits in other banks                                       7,239                 6,919
Federal funds sold                                                         7,325,000            16,255,000
Investment securities available for sale (amortized cost of
    $36,671,252 and $36,120,785 in 2000 and 1999, respectively)           37,608,360            35,873,009
Investment securities held to maturity (fair value of $598,968
    at December 31, 1999)                                                         --               600,208
Loans                                                                    104,262,014            90,748,717
    Less:  Allowance for loan losses                                      (1,558,530)           (1,250,138)
                                                                       -------------         -------------
Net loans                                                                102,703,484            89,498,579
                                                                       -------------         -------------
Premises, equipment and leasehold improvements, net                        3,644,564             3,818,406
Accrued interest receivable                                                1,326,310             1,136,668
Other assets                                                                 233,134               509,357
                                                                       -------------         -------------
Total assets                                                           $ 159,776,502         $ 154,653,402
                                                                       =============         =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing demand                                           42,391,816            35,959,630
    Interest bearing demand                                               27,240,522            28,602,488
    Money market accounts                                                 19,320,016            22,117,510
    Certificates of deposit $100,000 and over                             18,055,544            17,418,882
    Other time deposits                                                   18,413,533            15,767,175
    Other savings deposits                                                 5,672,974             5,414,765
                                                                       -------------         -------------
Total deposits                                                           131,094,405           125,280,450

Short-term borrowings                                                      8,743,121            11,439,333
Accrued interest payable and other liabilities                             1,384,694             1,068,315
                                                                       -------------         -------------
Total liabilities                                                        141,222,220           137,788,098

Commitments and contingencies (note 7)

Shareholders' equity:
    Common stock - No par, 6,000,000 shares authorized;
       Issued  2,682,597 shares at December 31, 2000 and 1999                     --                    --
    Additional paid in capital                                            16,456,624            16,456,624
    Retained earnings                                                      2,410,043             1,380,578
    Treasury stock; 102,000 shares at December 31, 2000
       and 95,769 shares at December 31,1999                                (903,037)             (815,799)
    Accumulated other comprehensive income (loss),
        net of income taxes                                                  590,652              (156,099)
                                                                       -------------         -------------
    Total shareholders' equity                                            18,554,282            16,865,304
                                                                       -------------         -------------

Total liabilities and shareholders' equity                             $ 159,776,502           154,653,402
                                                                       =============         =============

See accompanying notes to consolidated financial statements.

    BANK OF SOUTH CAROLINA CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           -------------------------------------------------
                                                                       YEARS ENDED DECEMBER 31,
                                                              2000               1999               1998
                                                           -----------        -----------        -----------
Interest and fee income
  Interest and fees on loans                               $10,597,005        $ 8,576,748        $ 8,158,283
  Interest and dividends on investment securities            2,323,819          1,930,135          1,286,458
  Other interest income                                        306,064            598,716          1,148,690
                                                           -----------        -----------        -----------
Total interest and fee income                               13,226,888         11,105,599         10,593,431
                                                           -----------        -----------        -----------
Interest expense
  Interest on deposits                                       3,593,172          3,146,651          3,504,950
  Interest on short-term borrowings                            661,256            328,135            225,791
                                                           -----------        -----------        -----------
Total interest expense                                       4,254,428          3,474,786          3,730,741
                                                           -----------        -----------        -----------

Net interest income                                          8,972,460          7,630,813          6,862,690
  Provision for loan losses                                    315,000             90,000             55,000
                                                           -----------        -----------        -----------
Net interest income after provision for loan losses          8,657,460          7,540,813          6,807,690
                                                           -----------        -----------        -----------


Other income
  Service charges, fees and commissions                      1,080,480          1,082,630            844,070
  Other non-interest income                                     20,967             19,813             21,354
                                                           -----------        -----------        -----------
Total other income                                           1,101,447          1,102,443            865,424
                                                           -----------        -----------        -----------

Other expense
  Salaries and employee benefits                             3,311,899          3,023,261          2,644,595
  Net occupancy expense                                      1,153,123          1,109,886          1,020,227
  Other operating expenses                                   1,663,510          1,548,897          1,430,409
                                                           -----------        -----------        -----------
Total other expense                                          6,128,532          5,682,044          5,095,231
                                                           -----------        -----------        -----------

Income before income tax expense                             3,630,375          2,961,212          2,577,883
Income tax expense                                           1,259,000          1,045,696            917,734
                                                           -----------        -----------        -----------

Net income                                                 $ 2,371,375        $ 1,915,516        $ 1,660,149
                                                           ===========        ===========        ===========

Basic earnings per common share                            $      0.92        $      0.74        $      0.64
                                                           ===========        ===========        ===========
Diluted earnings per common share                          $      0.92        $      0.74        $      0.64
                                                           ===========        ===========        ===========
Cash dividends per common share                            $      0.52        $      0.44        $      0.26
                                                           ===========        ===========        ===========

Weighted average shares outstanding
  Basic                                                      2,580,786          2,604,620          2,599,212
                                                           ===========        ===========        ===========
  Diluted                                                    2,580,786          2,604,620          2,599,212
                                                           ===========        ===========        ===========

See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                                ACCUMULATED
                                                     ADDITIONAL                                    OTHER
                                           COMMON     PAID IN         RETAINED      TREASURY   COMPREHENSIVE
                                           STOCK      CAPITAL         EARNINGS        STOCK    INCOME (LOSS)     TOTAL
                                           ------   ------------    ------------    ---------  -------------  ------------

December 31, 1997                           $ --    $ 12,206,882    $  3,738,498    $(550,686)   $ 126,653    $ 15,521,347
Comprehensive income:
  Net income                                  --              --       1,660,149           --           --       1,660,149
  Net unrealized gains on securities
  (net of tax effect of $21,720)              --              --              --           --       36,983          36,983
                                                                                                              ------------
Total comprehensive income                    --              --              --           --           --       1,697,132
                                                                                                              ------------
Shares issued for the exercise
  of stock options                            --         124,000              --           --           --         124,000
Common stock distribution                     --       4,125,742      (4,125,742)          --           --              --
Cash dividends                                --              --        (664,946)          --           --        (664,946)
                                            ----    ------------    ------------    ---------    ---------    ------------
December 31, 1998                           $ --    $ 16,456,624    $    607,959    $(550,686)   $ 163,636    $ 16,677,533
Comprehensive income:
  Net income                                  --              --       1,915,516           --           --       1,915,516
  Net unrealized losses on securities
  (net of tax effect of $187,781)             --              --              --           --     (319,735)       (319,735)
                                                                                                              ------------
Total comprehensive income                    --              --              --           --           --       1,595,781
                                                                                                              ------------
Cash dividends                                --              --      (1,142,897)          --           --      (1,142,897)
Purchase of treasury stock                    --              --              --     (265,113)          --        (265,113)
                                            ----    ------------    ------------    ---------    ---------    ------------
December 31, 1999                           $ --    $ 16,456,624    $  1,380,578    $(815,799)   $(156,099)   $ 16,865,304
Comprehensive income:
  Net income                                  --              --       2,371,375           --           --       2,371,375
  Net unrealized gains on securities
  (net of tax effect of $438,133)             --              --              --           --      746,751         746,751
                                                                                                              ------------
Total comprehensive income                    --              --              --           --           --       3,118,126
                                                                                                              ------------
Cash dividends                                --              --      (1,341,910)          --           --      (1,341,910)
Purchase of Treasury Stock                    --              --              --      (87,238)          --         (87,238)
                                            ----    ------------    ------------    ---------    ---------    ------------
December 31, 2000                           $ --    $ 16,456,624    $  2,410,043    $(903,037)   $ 590,652    $ 18,554,282
                                            ====    ============    ============    =========    =========    ============

See accompanying notes to consolidated financial statements.

    BANK OF SOUTH CAROLINA CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED DECEMBER 31,
                                                                         2000            1999            1998
                                                                     ------------    ------------    ------------
Cash flows form operating activities:
Net income                                                           $  2,371,375    $  1,915,516    $  1,660,149
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation                                                            362,575         322,502         357,001
  Provision for loan losses                                               315,000          90,000          55,000
  Deferred income taxes                                                   (54,000)         16,000          (7,000)
  Net (accretion) amortization of unearned
   (discounts) premiums on investment securities                          (53,489)        122,530          (4,313)
  Decrease (increase) in accrued interest
   receivable and other assets                                           (225,658)        (92,124)        212,035
  Increase (decrease) in accrued interest
   payable and other liabilities                                          265,952        (129,680)        147,383
                                                                     ------------    ------------    ------------
Net cash provided by operating activities                               2,981,755       2,244,744       2,420,255
                                                                     ------------    ------------    ------------

Cash flows from investing activities:
  Proceeds from maturities of investment securities
   available for sale                                                  20,312,762       9,213,881       6,193,881
  Purchase of investment securities available for sale                (20,809,532)    (11,957,186)    (20,407,031)
  Proceeds from maturities of investment securities
   held to maturity                                                       600,000              --              --
  Purchase of investment securities held to maturity                           --        (600,625)             --
  Net increase in loans                                               (13,591,799)     (6,688,182)     (4,199,968)
  Purchase of premises, equipment and leasehold
   improvements, net                                                     (188,733)        (84,017)     (1,800,599)
                                                                     ------------    ------------    ------------
Net cash used by investing activities                                 (13,677,302)    (10,116,129)    (20,213,717)
                                                                     ------------    ------------    ------------

Cash flows from financing activities:
  Net increase in deposit accounts                                      5,813,955       1,307,142      19,504,235
  Net increase (decrease) in short-term borrowings                     (2,696,212)      7,959,263        (307,926)
  Dividends                                                            (1,291,483)       (833,792)       (623,046)
  Treasury stock                                                          (87,238)       (265,113)             --
  Stock options exercised                                                      --              --         124,000
                                                                     ------------    ------------    ------------
Net cash provided by financing activities                               1,739,022       8,167,500      18,697,263
                                                                     ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                   (8,956,525)        296,115         903,801
Cash and cash equivalents at beginning of year                         23,217,175      22,921,060      22,017,259
                                                                     ------------    ------------    ------------

Cash and cash equivalents at end of year                             $ 14,260,650    $ 23,217,175    $ 22,921,060
                                                                     ============    ============    ============

Supplemental disclosure of cash flow data:
Cash paid during the year for:
  Interest                                                           $  4,052,108    $  3,605,038    $  3,665,389
  Income taxes                                                          1,303,848       1,045,696         866,276
Supplemental disclosure for non-cash investing
  and financing activity:
  Change in unrealized gain (loss) on securities available for
   sale, net of income taxes                                              746,751        (319,735)         36,983
  Real estate acquired through foreclosure                                 71,894              --              --

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

         INVESTMENT SECURITIES: The Company accounts for its investment securities in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments are classified into three categories as follows: (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that other than temporary decline in value has occurred.

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

                                                                     (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Management believes that the allowance is adequate to absorb inherent losses in the loan portfolio. The allowance for loan losses is based on management's evaluation of the loan portfolio under current economic conditions. The evaluation includes a review of delinquencies and an estimate of the probability of loss based on the risk characteristics of the portfolio. The allowance is maintained at a level considered adequate by management to provide for known and inherent loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is subject to periodic evaluations by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

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

         OTHER REAL ESTATE OWNED: Other real estate owned is recorded at the lower of fair value less estimated selling costs or cost and is included in other assets on the consolidated balance sheets. Gains and losses on the sale of other real estate owned and subsequent write-downs from periodic reevaluation are charged to other operating expenses.

                                                                     (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         EARNINGS PER COMMON SHARE: Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents. Common stock equivalents consist of stock warrants and options and are computed using the treasury stock method. Weighted average share and per share data have been restated to reflect the May 15, 1998, 10% stock dividend.

         COMPREHENSIVE INCOME: The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Companies are required to classify items of "other comprehensive income" by their nature in the financial statements and display the balance of accumulated other comprehensive income separately in the equity section of a statement of financial position. The Company adopted the statement of shareholders' equity approach to disclosing comprehensive income.

         SEGMENT INFORMATION: SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires selected segment information of operating segments based on a management approach. An operating segment is defined as any component of a company that engages in business activities from which it may earn revenues and incur expenses. The management approach is based on the way that management organizes the segments within the company for making operating decisions and assessing performance. The Company operates as one business segment.

                                                                     (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         CASH FLOWS: Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average reserve requirement was approximately $2,445,000 and $1,886,000 for the reserve periods ended December 31, 2000 and 1999, respectively.

         RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 2000 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

2.       INVESTMENT SECURITIES AVAILABLE FOR SALE

         The amortized cost and fair value of investment securities available for sale are summarized as follows:

                                                           DECEMBER 31, 2000
                                           --------------------------------------------------
                                                           GROSS       GROSS
                                            AMORTIZED    UNREALIZED  UNREALIZED      FAIR
                                              COST         GAINS       LOSSES        VALUE
                                           -----------   ----------  ----------   -----------

         U.S. Treasury Obligations         $17,833,267    $514,864    $ (6,250)   $18,341,881
         Federal Agency Securities          15,482,985     404,047     (13,124)    15,873,908
         Municipal Securities                3,355,000      37,864        (293)     3,392,571
                                           -----------    --------    --------    -----------

         Total                             $36,671,252    $956,775    $(19,667)   $37,608,360
                                           ===========    ========    ========    ===========

                                                             DECEMBER 31, 1999
                                           ----------------------------------------------------
                                                           GROSS        GROSS
                                            AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                              COST         GAINS        LOSSES         VALUE
                                           -----------   ----------   ----------    -----------

         U.S. Treasury Obligations         $26,046,131    $ 12,414    $ (146,977)   $25,911,568
         Federal Agency Securities           9,176,892          --      (106,516)     9,070,376
         Municipal Securities                  897,762          --        (6,697)       891,065
                                           -----------    --------    ----------    -----------

         Total                             $36,120,785    $ 12,414    $ (260,190)   $35,873,009
                                           ===========    ========    ==========    ===========

                                                                     (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         INVESTMENT SECURITIES HELD TO MATURITY

         The amortized cost and fair value of investment securities held to maturity are summarized as follows:

                                                               DECEMBER 31, 1999
                                             -----------------------------------------------------
                                                             GROSS         GROSS
                                             AMORTIZED     UNREALIZED    UNREALIZED        FAIR
                                                COST         GAINS         LOSSES          VALUE
                                             ---------     ----------    ----------      ---------

         U.S. Treasury Obligations (due
           in less than 1 year)              $ 600,208      $     --      $ (1,240)      $ 598,968
                                             =========      ========      ========       =========

         The amortized cost and fair value of investment securities at December 31, 2000, by contractual maturity are as follows:

                                                    AMORTIZED          FAIR
                                                      COST             VALUE
                                                  ------------      ------------

         Due in one year or less                  $ 13,639,832      $ 13,627,421
         Due in one year to five years              21,576,420        22,500,990
         Due in five years to ten years              1,455,000         1,479,949
                                                  ------------      ------------

         Total                                    $ 36,671,252      $ 37,608,360
                                                  ============      ============

         The Company had no sales of investment securities during the years ended December 31, 2000, 1999 or 1998.

         The carrying value of investment securities pledged to secure deposits and other balances was $22,372,796 and $19,477,702 at December 31, 2000 and 1999, respectively.

                                                                     (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       LOANS

         Major classifications of loans are as follows:

                                                       DECEMBER 31,
                                                 2000               1999
                                             -------------      -------------

         Commercial loans                    $  79,427,170      $  69,399,682
         Residential mortgage                   13,231,594         10,746,376
         Consumer loans                          6,822,686          6,640,903
         Personal bank lines                     4,505,401          3,837,851
         Other                                     275,163            123,905
                                             -------------      -------------
                                               104,262,014         90,748,717
         Allowance for loan losses              (1,558,530)        (1,250,138)
                                             -------------      -------------

         Loans, net                          $ 102,703,484      $  89,498,579
                                             =============      =============

         Changes in the allowance for loan losses are summarized as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                      2000              1999              1998
                                                  ------------      ------------      ------------

         Balance at beginning of year             $  1,250,138      $  1,239,968      $  1,210,528
         Provision for loan losses                     315,000            90,000            55,000
         Charge offs                                   (71,500)         (121,643)          (35,030)
         Recoveries                                     64,892            41,813             9,470
                                                  ------------      ------------      ------------
         Balance at end of year                   $  1,558,530      $  1,250,138      $  1,239,968
                                                  ============      ============      ============

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

         As of December 31, 2000 and 1999, the Company had loans on non-accrual totaling $283,323 and $59,814, respectively. The additional amount of gross income that would have been recorded during 2000 and 1999 if these loans had performed as agreed would have been $21,153 and $9,411, respectively. The Company did not recognize any interest income on these loans in 2000 or 1999.

                                                                     (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At December 31, 2000 and 1999 impaired loans amounted to $294,030 and $84,273, respectively, and their related reserve for loan losses totaled $79,208 and $42,556 at December 31, 2000 and 1999, respectively. For the years ended December 31, 2000 and 1999, the average recorded investment in impaired loans was $314,936 and $96,062, respectively, and $29,293 in 2000 and $5,425 in 1999 of interest income was recognized on loans while they were impaired. All of this income was recognized using the accrual method of accounting.

         At December 31, 1999, there was a troubled debt restructuring which was modified prior to the adoption of SFAS No. 114 with an outstanding balance of $33,240 and which was performing in accordance with its modified terms.

4.       PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Premises, equipment and leasehold improvements are summarized as follows:

                                                      DECEMBER 31,
                                                 2000              1999
                                             ------------      ------------

         Bank buildings                      $  1,797,577      $  1,797,577
         Land                                     838,075           838,075
         Lease purchase                            30,000            30,000
         Leasehold improvements                   286,637           253,077
         Equipment                              2,200,638         2,045,465
                                             ------------      ------------
                                                5,152,927         4,964,194
         Accumulated depreciation              (1,508,363)       (1,145,788)
                                             ------------      ------------

         Total                               $  3,644,564      $  3,818,406
                                             ============      ============

5.       SHORT-TERM BORROWINGS

         Short-term borrowings are summarized as follows:

                                                                          DECEMBER 31,
                                                                     2000              1999
                                                                 ------------      ------------

         Securities sold under agreements to repurchase          $  7,082,790      $  8,639,333
         U.S. Treasury, tax and loan deposit notes                  1,660,331         2,800,000
                                                                 ------------      ------------

         Total                                                   $  8,743,121      $ 11,439,333
                                                                 ============      ============

                                                                     (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Securities sold under agreements to repurchase with customers mature on demand. These borrowings were collateralized by U.S. Treasury Notes with amortized cost of $8,956,434 and $9,028,961 and fair values of $9,249,831 and $8,924,742 at December 31, 2000 and 1999, respectively.
         The agreements to repurchase had weighted average interest rates of 6.19% and 4.58% at December 31, 2000 and 1999, respectively. The maximum amount outstanding at any month end was $11,178,017 and $8,639,333 for the years ended December 31, 2000 and 1999, respectively. The average amount of outstanding agreements to repurchase was $9,582,919 and $5,858,173 during the years ended December 31, 2000 and 1999, respectively. The securities underlying the repurchase agreements were held in safekeeping by an authorized broker. At the maturity dates of these transactions, the securities are returned to the account of the Bank.

6.       INCOME TAXES

         Income tax expense (benefit) consists of:

                                              YEARS ENDED DECEMBER 31,
                                       2000              1999             1998
                                   ------------      ------------      ----------

         Current:
           Federal                 $  1,211,000      $    943,696      $  849,734
           State                        102,000            86,000          75,000
                                   ------------      ------------      ----------
                                      1,313,000      $  1,045,696      $  917,734
                                   ------------      ------------      ----------

         Deferred:
           Federal                      (54,000)           16,000          (7,000)
           State                             --                --              --
                                   ------------      ------------      ----------
                                        (54,000)           16,000          (7,000)
                                   ------------      ------------      ----------

         Total                     $  1,259,000      $  1,045,696      $  917,734
                                   ============      ============      ==========

         A reconciliation from expected federal tax expense of 34% of pretax income to consolidated income tax expense for the year indicated follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                         2000              1999             1998
                                                     ------------      ------------      ----------

         Provision for tax at statutory federal
             income tax rate                         $  1,234,328      $  1,006,812      $  876,480
         State income taxes, net of federal tax
             benefit                                       67,320            56,760          49,500
         Other, net                                       (42,648)          (17,876)         (8,246)
                                                     ------------      ------------      ----------

         Provision for income tax                    $  1,259,000      $  1,045,696      $  917,734
                                                     ============      ============      ==========

                                                                     (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                 DECEMBER 31,
                                                          ------------------------
                                                            2000            1999
                                                          --------        --------
         Deferred tax assets:
           Bad debt reserves                              $504,000        $400,000
           Unrealized loss on securities available
              for sale                                          --          91,677
                                                          --------        --------
         Total gross deferred tax assets                   504,000         491,677
                                                          --------        --------

         Deferred tax liabilities:
           Unrealized gain on securities available
              for sale                                     346,456              --
           Fixed assets, principally due to
              differences in depreciation                  133,000          96,000
           Other                                            25,000          12,000
                                                          --------        --------
         Total gross deferred tax liabilities              504,456         108,000
                                                          --------        --------

         Net deferred tax asset (liability)               $   (456)       $383,677
                                                          ========        ========

         There was no valuation allowance for deferred tax assets at either December 31, 2000 or 1999. Although realization is not assured, management believes it is more likely than not that the Bank will realize all of the benefits of the deferred tax asset as of December 31, 2000 and 1999 and therefore no valuation allowance is necessary. The net deferred tax asset (liability) is included in other assets on the consolidated balance sheets.

         A portion of the change in the net deferred tax asset relates to the unrealized gains and losses on securities available for sale. The related current period deferred tax expense of $438,133 has been recorded directly to shareholders' equity in 2000. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $54,000.


                                       32                            (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into agreements to lease equipment and its office facilities under noncancellable operating lease agreements expiring on various dates through 2010. The Company may, at its option, extend the lease of its office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods, extend the lease of its office facility at 100 N. Main Street, Summerville, South Carolina, for two additional five year periods and extend the land lease where the Mt. Pleasant office is constructed for six additional five year periods. Minimum rental commitments for these leases as of December 31, 2000, are as follows:

                                    2001                                  $  409,951
                                    2002                                     412,587
                                    2003                                     424,763
                                    2004                                     427,503
                                    2005                                     442,419
                                    2006 and thereafter                      645,302
                                                                          ----------

                                    Total                                 $2,762,525
                                                                          ==========

         Total rental expense was $392,422, $394,619 and $398,867 in 2000, 1999 and 1998, respectively.

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

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including unused lines of credit, amounted to $28,968,737 and $24,861,969 at December 31, 2000 and 1999, respectively.

         Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. Commitments under standby letters of credit amounted to $612,854 and $553,417 at December 31, 2000 and 1999, respectively.


                                       33                            (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       RELATED PARTY TRANSACTIONS

         In the opinion of management, loans to officers and directors of the Company are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectibility. There were no outstanding loans to executive officers of the Company as of December 31, 2000 and 1999. Related party loans are summarized as follows:

                                                       DECEMBER 31,
                                             -------------------------------
                                                 2000                1999
                                             -----------         -----------
         Balance at beginning of year        $   878,565         $   996,757
         New loans or advances                 2,918,089           1,342,510
         Repayments                           (2,062,520)         (1,460,702)
                                             -----------         -----------

         Balance at end of year              $ 1,734,134         $   878,565
                                             ===========         ===========

9.       OTHER EXPENSE

         A summary of the components of other operating expense is as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                       2000              1999              1998
                                                    ----------        ----------        ----------
        Advertising and business development
                                                    $   52,195        $   43,583        $   48,726
        Supplies                                       193,540           180,856           215,067
        Telephone and postage                          167,579           189,270           139,780
        Insurance                                       29,924            41,237            31,406
        Professional fees                              278,518           173,690           165,992
        Data processing services                       209,533           210,928           167,740
        State and FDIC insurance and fees               44,180            31,292            27,944
        Other                                          688,041           678,041           633,754
                                                    ----------        ----------        ----------
                                                    $1,663,510        $1,548,897        $1,430,409
                                                    ==========        ==========        ==========

10.      STOCK DIVIDEND

         The Board of Directors approved a 10% stock dividend on April 14, 1998, for shareholders of record April 30, 1998, effective May 15, 1998. All share and per share data have been retroactively restated to reflect the 10% stock dividend.


                                       34                            (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      INCENTIVE STOCK OPTION PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

         The Company had an incentive stock option plan for the benefit of eligible officers and employees. A total of 220,000 shares were reserved and 198,000 shares were subsequently granted under the plan. No options were granted under this plan during 2000, 1999 or 1998. Options for 27,280 shares at $4.55 were exercised during 1998. There are no options outstanding under this plan.

         On April 14, 1998, the shareholders of the Company approved another incentive stock option plan for the benefit of eligible officers and employees. A total of 180,000 shares were reserved and on April 16, 1998, 146,000 shares were granted under the plan. These options vest over a five-year period. Adjusted for a ten percent (10%) stock dividend on May 15, 1998, options for 16,500 shares with an exercise price of $25.31 and options for 131,450 shares with an exercise price of $23.01 were outstanding at December 31, 1999, none of which were exercisable. In July 2000, all outstanding options under this plan were cancelled. No additional options have been issued.

         The Company established an Employee Stock Ownership Plan (ESOP) effective January 1, 1989. Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a plan year is eligible to participate in the ESOP. Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code section 415. The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses charged by the Company amounted to $275,000, $228,000 and $186,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan approved in 1998. Had compensation cost for the Company's incentive stock option plan been determined based on the fair value at the grant date for awards in 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and diluted earnings per share would have been reduced to the proforma amounts as follows. There were no grants during 2000 and 1999.

         (dollars, except per share, in thousands)          2000             1999             1998
                                                         ---------        ---------        ---------
         Net earnings - as reported                      $   2,371        $   1,916        $   1,660
         Net earnings - proforma                             2,285            1,745            1,489
         Diluted earnings per share - as reported              .92              .74              .64
         Diluted earnings per share - proforma                 .89              .67              .57


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: dividend yield of 1.36%, expected volatility of 33%, risk-free interest rate of 5.13%, and expected lives of 5 years. The weighted average fair value of options granted in 1998 was $8.39.


                                       35                            (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      INCOME PER COMMON SHARE

                                                                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                                                -----------------------------------------------
                                                                  INCOME            SHARES           PER SHARE
                                                                (NUMERATOR)      (DENOMINATOR)         AMOUNT
                                                                -----------      -------------      -----------
         Net income                                              $2,371,375
                                                                 ==========
         Basic EPS
           Income available to common shareholders
                                                                 $2,371,375         2,580,786        $      .92
                                                                 ==========        ==========        ==========

         Effect of dilutive securities options*
         Diluted EPS
           Income available to common shareholders
                                                                 $2,371,375         2,580,786        $      .92
                                                                 ==========        ==========        ==========

         *There are no outstanding options at
             December 31, 2000

                                                                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                -----------------------------------------------
                                                                  INCOME            SHARES           PER SHARE
                                                                (NUMERATOR)      (DENOMINATOR)         AMOUNT
                                                                -----------      -------------      -----------
         Net income                                              $1,915,516
                                                                 ==========
         Basic EPS
           Income available to common shareholders
                                                                 $1,915,516         2,604,620        $      .74
                                                                 ==========        ==========        ==========

         Effect of dilutive securities options*
         Diluted EPS
           Income available to common shareholders
                                                                 $1,915,516         2,604,620        $      .74
                                                                 ==========        ==========        ==========

         *All outstanding options are anti-dilutive.

                                                                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                -----------------------------------------------
                                                                  INCOME            SHARES           PER SHARE
                                                                (NUMERATOR)      (DENOMINATOR)         AMOUNT
                                                                -----------      -------------      -----------
         Net income                                              $1,660,149
                                                                 ==========
         Basic EPS
           Income available to common shareholders
                                                                 $1,660,149         2,599,212        $      .64
                                                                 ==========        ==========        ==========

         Effect of dilutive securities options*
         Diluted EPS
           Income available to common shareholders
                                                                 $1,660,149         2,599,212        $      .64
                                                                 ==========        ==========        ==========

         *All outstanding options are anti-dilutive.


                                       36                            (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      REGULATORY CAPITAL REQUIREMENTS

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

         At December 31, 2000 and 1999, the Company and the Bank are categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.

                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                                  For Capital         Prompt Corrective
                                                             Actual            Adequacy Purposes      Action Provisions
                                                      -------------------      ------------------    ------------------
                                                       Amount      Ratio       Amount       Ratio    Amount       Ratio
                                                      -------     -------      ------       -----    -------      -----
         As of December 31, 2000:
         Total capital to risk-weighted assets:

              Company                                 $19,374      17.19%      $9,014       8.00%    $   N/A      N/A
              Bank                                     18,794      16.82%       8,939       8.00%     11,734      10.00%

         Tier 1 capital to risk-weighted assets:

              Company                                 $17,964      15.94%      $4,507       4.00%     $  N/A      N/A
              Bank                                     17,394      15.57%       4,469       4.00%      6,704      6.00%

         Tier 1 capital to average assets:

               Company                                $17,964      11.56%      $6,215       4.00%     $  N/A      N/A
               Bank                                    17,394      11.23%       6,196       4.00%      7,745      5.00%


                                       37                            (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                                  For Capital         Prompt Corrective
                                                             Actual            Adequacy Purposes      Action Provisions
                                                      -------------------      ------------------     -----------------
                                                       Amount      Ratio       Amount       Ratio     Amount     Ratio
                                                      -------      ------      ------       -----     ------     ------
         As of December 31, 1999:
         Total capital to risk-weighted assets:

              Company                                 $18,270      18.26%      $8,003       8.00%    $  N/A      N/A
              Bank                                     17,528      17.54%       7,993       8.00%     9,992      10.00%

         Tier 1 capital to risk-weighted assets:

              Company                                 $17,021      17.01%      $4,002       4.00%    $  N/A      N/A
              Bank                                     16,279      16.29%       3,997       4.00%     5,995      6.00%

         Tier 1 capital to average assets:

               Company                                $17,021      11.18%      $6,088       4.00%    $  N/A      N/A
               Bank                                    16,279      10.76%       6,053       4.00%     7,566      5.00%

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


                                       38                            (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following describes the methods and assumptions used by the Company in estimating the fair values of financial instruments:

         a. Cash and due from banks, interest bearing deposits in other banks and federal funds sold The carrying value approximates fair value.

         b. Investment securities available for sale and held to maturity The fair value of investment securities is derived from quoted market prices.

         c.       Loans

                  The current value of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed rate consumer and commercial loans with maturities greater than three months are valued using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 2000 and 1999, approximates market.

                  For lines of credit, the carrying value approximates fair value. No value has been placed on the underlying credit card relationship rights.

                  Unused loan commitments are at adjustable rates, which fluctuate with the prime rate or are funded within ninety days. The carrying value approximates fair value.

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


                                       39                            (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The estimated fair values of the Company's financial instruments at December 31, 2000 and 1999, are as follows:


                                                                        2000
                                                         --------------------------------
                                                            CARRYING           ESTIMATED
                                                             AMOUNT           FAIR VALUE
                                                         ------------        ------------
         Cash and cash equivalents                       $  6,928,411        $  6,928,411
         Interest bearing deposits in other banks               7,239               7,239
         Federal funds sold                                 7,325,000           7,325,000
         Investments available for sale                    37,608,360          37,608,360
         Loans (net)                                      102,703,484         102,102,566
         Deposits                                         131,094,405         131,105,663
         Short-term borrowings                              8,743,121           8,743,121

                                                                        1999
                                                         --------------------------------
                                                            CARRYING           ESTIMATED
                                                             AMOUNT           FAIR VALUE
                                                         ------------        ------------
         Cash and cash equivalents                       $  6,955,256        $  6,955,256
         Interest bearing deposits in other banks               6,919               6,919
         Federal funds sold                                16,255,000          16,255,000
         Investments available for sale                    35,873,009          35,873,009
         Investments held to maturity                         600,208             598,968
         Loans (net)                                       89,498,579          88,863,395
         Deposits                                         125,280,450         125,220,871
         Short-term borrowings                             11,439,333          11,439,333

15.      BANK OF SOUTH CAROLINA CORPORATION - PARENT COMPANY

         The Company's principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. At December 31, 2000, the Bank had available retained earnings of approximately $545,000 for payment of dividends.


                                       40                            (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company's principal asset is its investment in its Bank subsidiary. The Company's condensed statements of financial condition as of December 31, 2000 and 1999, and the related condensed statements of operations and cash flows for the years ended December 31, 2000, 1999 and 1998, are as follows:

                        STATEMENTS OF FINANCIAL CONDITION

                                                                                        2000               1999
                                                                                    -----------        -----------
          Assets
            Cash                                                                    $   637,104        $   625,678
            Investment in wholly-owned bank subsidiary                               17,967,102         16,122,530
            Investment securities held to maturity                                           --            600,208
            Investment securities available for sale                                    499,531                 --
            Other assets                                                                  2,344              8,385
                                                                                    -----------        -----------
                     Total assets                                                   $19,106,081        $17,356,801
                                                                                    ===========        ===========

          Liabilities and Shareholders' Equity
            Dividends payable                                                           541,924            491,497
            Other liabilities                                                             9,875                 --
                                                                                    -----------        -----------
                     Total liabilities                                                  551,799            491,497
            Shareholders' equity                                                     18,554,282         16,865,304
                                                                                    -----------        -----------
                                                                                    $19,106,081        $17,356,801
                                                                                    ===========        ===========

                            STATEMENTS OF OPERATIONS

                                                                   2000                1999                1998
                                                               -----------         -----------         -----------
         Interest income                                       $    43,079         $    35,471         $    24,977
         Net operating expenses                                    (29,077)            (37,680)            (40,268)
         Dividends received from bank                            1,242,000           1,498,000             872,000
         Equity in undistributed earnings of subsidiary          1,115,373             419,725             803,440
                                                               -----------         -----------         -----------

                Net income                                     $ 2,371,375         $ 1,915,516         $ 1,660,149
                                                               ===========         ===========         ===========


                                       41                            (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            STATEMENTS OF CASH FLOWS

                                                                  2000                1999                1998
                                                              -----------         -----------         -----------
         Cash flows from operating activities:

           Net income                                         $ 2,371,375         $ 1,915,516         $ 1,660,149
           (Net accretion) amortization of (discounts)
              premiums on investment securities                    (4,552)                417                  --
           Equity in undistributed earnings of
              subsidiary                                       (1,115,373)           (419,725)           (803,440)
           Decrease in other assets                                 6,041               2,373               9,950
                                                              -----------         -----------         -----------

           Net cash provided by operating activities            1,257,491           1,498,581             866,659
                                                              -----------         -----------         -----------

         Cash flows from investing activities:

           Purchase of investment securities held to
              maturity                                                 --            (600,625)                 --
           Proceeds from maturity of investment
              securities held to maturity                         600,000                  --                  --
           Purchase of investment securities available
              for sale                                           (467,344)                 --                  --
                                                              -----------         -----------         -----------

           Net cash provided by (used in) investing
              activities                                          132,656            (600,625)                 --
                                                              -----------         -----------         -----------

         Cash flows from financing activities:
           Dividends paid                                      (1,291,483)           (833,792)           (623,046)
           Treasury stock purchased                               (87,238)           (265,113)                 --
           Stock options exercised                                     --                  --             124,000
                                                              -----------         -----------         -----------

           Net cash used by financing activities               (1,378,721)         (1,098,905)           (499,046)

         Net increase (decrease) in cash                           11,426            (200,949)            367,613

         Cash at beginning of year                                625,678             826,627             459,014
                                                              -----------         -----------         -----------

         Cash at end of year                                  $   637,104         $   625,678         $   826,627
                                                              ===========         ===========         ===========

         Supplemental disclosure for non-cash
              investing and financing activity:
           Change in unrealized gain on securities
              available for sale, net of income taxes         $    17,552         $        --         $        --
                                                              ===========         ===========         ===========


                                       42                            (Continued)

 BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The tables below represent the quarterly results of operations for the years ending December 31, 2000 and 1999, respectively:

                                                                                  2000
                                                     ----------------------------------------------------------------
                                                       FOURTH             THIRD            SECOND             FIRST
                                                     ----------        ----------        ----------        ----------
         Total interest income                       $3,420,218        $3,431,139        $3,343,599        $3,031,932
         Total interest expense                       1,096,262         1,098,610         1,078,798           980,758
                                                     ----------        ----------        ----------        ----------
         Net interest income                          2,323,956         2,332,529         2,264,801         2,051,174
         Provision for loan losses                      105,000            90,000            80,000            40,000
         Net interest income after provisions
           for loan losses                            2,218,956         2,242,529         2,184,801         2,011,174
         Other income                                   286,800           281,043           263,537           270,067
         Other expense                                1,542,568         1,538,598         1,548,325         1,499,041
                                                     ----------        ----------        ----------        ----------
         Income before taxes                            963,188           984,974           900,013           782,200
         Income tax expense                             334,000           341,700           311,300           272,000
                                                     ----------        ----------        ----------        ----------
         Net income                                  $  629,188        $  643,274        $  588,713        $  510,200
                                                     ==========        ==========        ==========        ==========
         Basic earnings per share                    $      .24        $      .25        $      .23        $      .20
                                                     ==========        ==========        ==========        ==========
         Diluted earnings per share                  $      .24        $      .25        $      .23        $      .20
                                                     ==========        ==========        ==========        ==========

                                                                                  1999
                                                     ----------------------------------------------------------------
                                                       FOURTH             THIRD            SECOND             FIRST
                                                     ----------        ----------        ----------        ----------
         Total interest income                       $2,905,010        $2,822,828        $2,732,668        $2,645,093
         Total interest expense                         904,225           871,658           854,997           843,906
                                                     ----------        ----------        ----------        ----------
         Net interest income                          2,000,785         1,951,170         1,877,671         1,801,187
         Provision for loan losses                       55,000            30,000                --             5,000
         Net interest income after provisions
           for loan losses                            1,945,785         1,921,170         1,877,671         1,796,187
         Other income                                   262,500           319,775           247,941           272,227
         Other expense                                1,394,578         1,459,132         1,426,869         1,401,465
                                                     ----------        ----------        ----------        ----------
         Income before taxes                            813,707           781,813           698,743           666,949
         Income tax expense                             280,496           275,000           250,200           240,000
                                                     ----------        ----------        ----------        ----------
         Net income                                  $  533,211        $  506,813        $  448,543        $  426,949
                                                     ==========        ==========        ==========        ==========
         Basic earnings per share                    $      .20        $      .19        $      .17        $      .16
                                                     ==========        ==========        ==========        ==========
         Diluted earnings per share                  $      .20        $      .19        $      .17        $      .16
                                                     ==========        ==========        ==========        ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ELECTION OF DIRECTORS

Sixteen (16) Directors, constituting the entire Board of Directors, will be elected at the Annual Meeting, each to hold office for one year and until a successor shall have been duly elected or appointed and shall have qualified. In the absence of instructions to the contrary, shares of Common stock represented by properly executed proxies will be voted for the sixteen (16) Nominees listed on pages 6 and 7 of the proxy, all of whom are recommended by management and have consented to be named and to serve if elected.

The Company does not presently know of anything that would preclude any Nominee from serving; however, should any Nominee for any reason become unable or unwilling to serve as a Director, the number of Directors to be elected will be reduced accordingly.

The name of each Nominee designated by the Board of Directors of the Company for election as Director of the Company and certain information provided by such Nominee to the Company is set forth in the table below. Twelve (12) of the current nominees served as initial directors of the Bank from October 22, 1986, when the Bank's charter was issued until the first annual meeting of Shareholders on April 14, 1987, and were elected to serve a one-year term at such annual meeting. John M. Tupper and Thomas W. Myers were first elected as Directors of the Bank during 1993. Alan I. Nussbaum, M.D. and Edmund Rhett Jr., M.D. were first elected as Directors of the Bank during 1999. They were all re-elected to serve one-year terms at subsequent annual meetings. All of the current Nominees served as Directors of the Company from April 11, 2000, the date of the last Annual Meeting of shareholders.

                                   POSITIONS AND
                                   OFFICES HELD                               BUSINESS EXPERIENCE
                                       WITH            FAMILY                    1987-2001 AND
NAME                       AGE      CORPORATION     RELATIONSHIP              OTHER DIRECTORSHIPS
----                       ---     -------------    ------------              -------------------
Nathaniel I. Ball, III     59       Executive           None           The Bank of South Carolina (banking)
                                    Vice President,                    1986-2001
                                    Secretary,
                                    Director

William T. Cooper          71       Director            None           President, Southeastern Galleries, Inc. (retail furniture and decorating) 1983-2001

C. Ronald Coward           65       Director            None           President - Coward-Hund Construction
                                                                       Company, Inc. (construction) 1976-2001

Leonard C. Fulghum         71       Director            None           Chairman - Ferguson Fulghum, Inc. (painting contractors)
                                                                       1972-2001

T. Dean Harton             55       Director            None           President, Hawthorne Corporation (aviation) 1986-2001

William L. Hiott, Jr.      56       Executive           None           The Bank of South Carolina
                                    Vice President,                    (banking) 1986-2001
                                    Treasurer,
                                    Director

                                   POSITIONS AND
                                   OFFICES HELD                               BUSINESS EXPERIENCE
                                       WITH            FAMILY                    1987-2001 AND
NAME                       AGE      CORPORATION     RELATIONSHIP              OTHER DIRECTORSHIPS
----                       ---     -------------    ------------              -------------------
Katherine M. Huger          59       Director        None              Assistant Professor of Economics - Charleston Southern
                                                                       University (education) 1972-2001

John E. Huguley             73       Director        None              Retired (1996) Chairman - John Huguley Company, Inc. (retail office products) 1980-2001

Charles G. Lane             46       Director        Brother of        Member - Holcombe, Fair & Lane, LLC
                                                     Hugh C.           (real estate) 1996-2001;
                                                     Lane, Jr.;        Associate-Holcombe & Fair Realtors
                                                     brother-in-       1987-1996
                                                     law of
                                                     Fleetwood S.
                                                     Hassell, Sr.
                                                     Vice-President

Hugh C. Lane, Jr.           53       President,      Brother of       The Bank of South Carolina (banking)
                                     Chief Exec-     Charles G.       1986-2001
                                     utive Officer,  Lane
                                     Director

J. Maybank                  61       Director        None             Active in community programs

Thomas W. Myers             66       Director        None             President - Myers & Associates (estate and business insurance planning) 1963-2001

Alan I. Nussbaum, M.D.      49       Director        None             Physician - Rheumatology Associates, PA

Edmund Rhett Jr., M.D.      53       Director        None             Physician in private obstetrical practice with Low Country
                                                                      OB/GYN

Thomas C. Stevenson, III    49       Director        None             President - Fabtech, Inc. (metal fabrication) 1991-2001;
                                                                      Private Investor 1990-91; Chairman of the Board - Stevenson
                                                                      Hagerty, Inc. (diversified holding company)  1984-90

John M. Tupper              59       Director        None             President - Tupperway Tire and Service, Inc. (retail tires and service)  1980-2001

ITEM 10. COMPENSATION OF OFFICERS AND DIRECTORS

The following table sets forth all remuneration (including remuneration under any contract, authorization or arrangement, whether or not set forth in a formal document) paid during the year ended December 31, 2000, by the Bank to the three
(3) Executive Officers of the Company and the Bank whose total remuneration from the Bank exceeded One Hundred Thousand and No/100 ($100,000.00) Dollars for their services in all capacities. Such Officers receive no compensation from the Company as Officers or as Directors or in any other capacity.

                                                                       LONG-TERM                            COMPENSATION
                                     ANNUAL COMPENSATION                AWARDS                                 PAYOUTS
                           --------------------------------------     ----------                            ------------
 (A)               (B)         (C)             (D)         (E)           (F)           (G)        (H)            (I)
                                                          OTHER                    SECURITIES
                                                          ANNUAL      RESTRICTED     UNDER-                  ALL OTHER
                                                          COMPEN-       STOCK        LYING        LTIP        COMPEN-
PRINCIPAL                                                 SATION       AWARD(S)     OPTIONS/     PAYOUTS    SATION(1)(2)
POSITION          YEAR      SALARY($)        BONUS($)      ($)         ($) SARS        ($)         ($)           ($)
Hugh C. Lane,     2000     $153,601.37         ---      $21,451.37                                           $21,451.37
Jr. - CEO         1999     $142,500.00         ---      $18,996.83                                           $18,996.83
& President       1998     $130,601.45         ---      $19,961.21                                           $19,961.21

Nathaniel I.      2000     $137,701.73         ---      $19,147.05                                           $19,147.05
Ball, III -       1999     $126,000.00         ---      $16,752.09                                           $16,752.09
Executive Vice    1998     $116,101.37         ---      $17,775.76                                           $17,577.76
President &
Secretary

William L.        2000     $137,701.73         ---      $19,147.05                                           $19,147.05
Hiott, Jr. -      1999     $126,000.00         ---      $17,318.45                                           $17,318.45
Executive Vice    1998     $116,101.37         ---      $18,330.88                                           $18,330.88
President &
Treasurer

------------------------

(1) Includes same life, disability and health insurance benefits as all other employees of the Bank who work at least thirty (30) hours a week.

(2)      Includes Bank contribution to the ESOP.

------------------------

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

The Plan became effective as of January 1, 1989.

The Board of Directors of the Bank approved the contribution of Two Hundred Seventy Five Thousand and No/100 ($275,000.00) Dollars to the ESOP for the fiscal year ended December 31, 2000. The contribution was made during 2000. T. Dean Harton, Sheryl G. Sharry and Nathaniel I. Ball, III, currently serve as Plan Administrators. Nathaniel I. Ball, III, currently serves as Trustee for the Plan. The Plan currently owns Two Hundred Six Thousand Six Hundred Ninety Three (206,693) shares or 8.01% of the Company's Common Stock.

During the fiscal year ended December 31, 2000, the Company had no plans or arrangements pursuant to which any Officer, Director or principal Shareholder received contingent remuneration or personal benefits other than the contingent remuneration and life, disability and health insurance benefits referred to in the footnotes to the preceding table.

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

As of July 10, 2000, all option holders, including the above Executive Officers, willfully terminated their existing stock options. There was and is no obligation on the part of the Company or the Bank of South Carolina to issue additional or replacement options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the extent known to the Board of Directors of the Company, as of February 23, 2001, the only Shareholders of the Company having beneficial ownership of more than five (5%) percent of the shares of Common Stock of the Company are as set forth below:

NAME AND ADDRESS OF                                   AMOUNT AND NATURE OF                            PERCENT OF
  BENEFICIAL OWNER                                    BENEFICIAL OWNERSHIP                               CLASS
-------------------                                   --------------------                            ----------
Hugh C. Lane, Jr.                                         413,860.937(1)(2)                             16.04%
30 Church Street
Charleston, SC  29401

Charles G. Lane                                               141,794(3)                                 5.49%
10 Gillon Street
Charleston, S.C.  29401

The Bank of South Carolina                                    206,693(4)                                 8.01%
 Employee Stock Ownership
 Plan and Trust ("ESOP")
256 Meeting Street
Charleston, SC  29401

------------------------

(1) To the extent known to the Board of Directors, Hugh C. Lane and his children, individually and collectively, have beneficial ownership of 694,906.937 shares or 26.93% of the outstanding shares. As more fully described in the following footnote, Hugh C. Lane, Jr. and Charles G. Lane are the only ones of the above who have a beneficial ownership interest in more than five (5%) percent of the Company's common stock. Hugh C. Lane, Jr. disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote). Charles G. Lane disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote).

(2) To the extent known to the Board of Directors, Hugh C. Lane, Jr. directly owns and has sole voting and investment power with respect to 175,350 shares; as trustee for 7 trust accounts holding an aggregate of 61,250 shares, he has sole voting and investment power with respect to such shares; as co-trustee for one trust account holding 12,340 shares, he has joint voting and investment power with respect to such shares; as trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment with respect to 6,500 shares; he is indirectly beneficial owner of 8,168 shares owned by his wife and an aggregate of 120,042 shares held by his wife as custodian for three minor children and 30,210.937 shares owned by the Employee Stock Ownership Plan and Trust ("ESOP") in which he has a vested interest. All of the 413,860.937 shares beneficially owned by Hugh C. Lane, Jr. are currently owned. Hugh C. Lane, Jr. has had beneficial ownership of more than five (5%) percent of the Bank's Common Stock since October 23, 1986, and more than ten (10%) percent since November 16, 1988.

(3) To the extent known to the Board of Directors, Charles G. Lane directly owns and has sole voting and investment power with respect to 69,557 shares; as co-trustee for 2 trust accounts holding 14,053 shares, he has joint voting and investment powers with respect to such shares; as trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment power with respect to 6,500 shares; he is indirectly beneficial owner of 2,662 shares owned by his wife and an aggregate of 49,022 share held by his wife as custodian for three minor children. All of the 141,794 shares beneficially owned by Charles G, Lane are currently owned. Charles G. Lane has had beneficial ownership of more than five (5%) percent of the Bank's Common Stock since July 19, 1999.

(4) Thee Trustee of the ESOP Nathaniel I. Ball, III, and executive Officer and Director of the Bank and the Company, disclaims beneficial ownership of 206,693 shares owned by the ESOP which have been allocated to members of the plan each of whom under the terms of the plan has the right to direct the Trustee as to the manner in which voting rights are to be exercised and claims beneficial ownership of 4,700 shares owned by the ESOP which have not yet been allocated to members of the plan.

BENEFICIAL OWNERSHIP OF COMMON STOCK OF THE COMPANY

The table below sets forth the number of shares of Common Stock (the only class of outstanding equity securities of the Company) known by the Company to be beneficially owned by each Nominee for election as Director and by the Officers and Directors of the Company as a group as of February 23, 2001. Except as otherwise indicated in the footnotes to the table, the persons named possess sole voting power and investment power with respect to the shares shown opposite their names. As of February 23, 2001, no Officer, Director or Nominee beneficially owned more than ten (10%) percent of the outstanding shares of the Company other than Hugh C. Lane, Jr. As of February 23, 2001, the Officers, Directors and Nominees beneficially owned 829,805.147 shares, representing approximately 32.16% of the outstanding shares.

As of February 23, 2001, the beneficial ownership of Common Stock of the Company by all current Directors and each Nominee for Director was as set forth in the following table:

NAME AND ADDRESS OF                                     AMOUNT AND NATURE OF                          PERCENT OF
 BENEFICIAL OWNER                                       BENEFICIAL OWNERSHIP                            CLASS
-------------------                                     --------------------                          ----------
Nathaniel I. Ball, III                                     61,489.584(1)                                 2.38%
1302 Cove Avenue
Sullivans Island, SC  29482

William T. Cooper                                               5,324(1)                                  .21%
21 Jamestown Road
Charleston, SC  29407

C. Ronald Coward                                               34,136(1)                                 1.32%
537 Planters Loop
Mt. Pleasant, SC  29464

NAME AND ADDRESS OF             AMOUNT AND NATURE OF       PERCENT OF
 BENEFICIAL OWNER               BENEFICIAL OWNERSHIP         CLASS
-------------------             --------------------       ----------
Leonard C. Fulghum                     35,175(1)              1.36%
311 Middle Street
Mt. Pleasant, SC 29464

T. Dean Harton                          8,704(1)               .34%
4620 Lazy Creek Lane
Kamala, SC 29487

William L. Hiott, Jr               88,393.626(1)              3.43%
1831 Capri Drive
Charleston, SC 29407

Katherine M. Huger                      5,324(1)               .21%
72 Murray Boulevard
Charleston, SC 29401

John E. Huguley                        16,456(1)               .64%
22 Murray Boulevard
Charleston, SC 29401

Charles G. Lane                       141,794(1)              5.49%
10 Gillon Street
Charleston, SC 29401

Hugh C. Lane, Jr                  413,860.937(1)             16.04%
30 Church Street
Charleston, SC 29401

Louise J. Maybank                      12,100(1)               .47%
8 Meeting Street
Charleston, SC 29401

Thomas W. Myers                         4,000                  .16%
500 Central Avenue
Summerville, SC 29483

Thomas C. Stevenson, III                  484                  .02%
173 Tradd Street
Charleston, SC 29401

John M. Tupper                          1,364                  .05%
113 Linwood Drive
Summerville, SC 29483

Alan I. Nussbaum, M.D                     300                  .01%
37 Rebellion Road
Charleston, SC 29407

Edmund Rhett, Jr., M.D                    900(1)               .03%
45 South Battery
Charleston, SC 29401

(1) To the extent known to the Board of Directors, each of the following Directors and Nominees for election as Directors (each of whom directly owns and has sole voting and investment power of all shares beneficially owned by him or her except as set forth in this footnote) indirectly owns the following number of shares: Nathaniel I. Ball, III
         - an aggregate of 5,802 shares directly owned by his wife; 20,305.584 shares owned by the ESOP, in which he has a vested interest and 4,700 shares owned by the ESOP which have not been allocated to members of the plan; William T. Cooper - an aggregate of 4,840 shares held by a pension plan; C. Ronald Coward - an aggregate of 1,100 shares owned by a company of which he is president and director; Leonard C. Fulghum - an aggregate of 3,555 shares owned by his wife; T. Dean Harton - an aggregate of 2,134 shares owned by his wife and held by his wife as custodian for his step-son; William L. Hiott, Jr. - an aggregate of 5,323 shares directly owned by his wife and 4,532 held by him as custodian for two children and 20,437.626 shares owned by the ESOP, in which he has a vested interest; Katherine M. Huger - 484 shares owned by her husband; John E. Huguley - 8,954 shares owned by his wife; Charles G. Lane - an aggregate of 72,237 shares owned by his wife, held by her as custodian for children, held by him as co-trustee with Hugh
         C. Lane, Jr., for a sister's children and held by him as a co-trustee for the children of Hugh C. Lane, Jr. and held by him as a trustee of Mills Bee Lane Memorial Foundation; Hugh C. Lane, Jr. - an aggregate of 208,300 shares owned by his wife, held by his wife as custodian for each of three children, held by him as co-trustee with Charles G. Lane for a sister's children and held by him as trustee for his and his brother's and sisters' children (as more fully described in the footnote to the preceding table), held by him as a trustee of Mills Bee Lane Memorial Foundation and 30,210.937 shares owned by the ESOP, in which he has a vested interest; and Edmund Rhett, Jr., 400 shares owned by his wife. All such indirectly owned shares are included in the totals of the number of shares set forth in the above table and beneficially owned by the Directors and Nominees.

--------------------------

As a group, all Directors and Executive Officers (including Hugh C. Lane, Jr., President and Chief Executive Officer; Nathaniel I. Ball, III, Executive Vice President and Secretary; and William L. Hiott, Jr., Executive Vice President and Treasurer) are sixteen (16) in number and beneficially own an aggregate of 829,805.147 shares, representing 32.16% of the issued and outstanding Common Stock of the Company. All of these shares beneficially owned by the Directors, Nominees and Executive Officers are currently owned.

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

Hugh C. Lane, Jr. filed one incorrect Statement of Changes in Beneficial Ownership on Form 4. Thomas W. Myers Failed to file one Statement of Benefit Interest on Form 4 in a timely manner. Edmund Rhett, Jr., filed one incorrect Statement of Changes in Beneficial Ownership on Form 4 and failed to file one Statement of Changes in Beneficial Ownership on Form 4 in a timely manner.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

1. The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-KSB and listed on pages as indicated.

                                                                                                                         Page
                                                                                                                       -------
        (1)     Report of Independent Auditors.........................................................................19
        (2)     Consolidated Balance Sheets............................................................................20
        (3)     Consolidated Statements of Operations..................................................................21
        (4)     Consolidated Statements of Shareholders' Equity and Comprehensive Income...............................22
        (5)     Consolidated Statements of Cash Flows..................................................................23
        (6)     Notes to Consolidated Financial Statements.............................................................24 - 43

2.       Exhibits

         1.1      Articles of Incorporation of the Registrant (Filed with 1995
                  10-KSB)

         1.2      By-laws of the Registrant (Filed with 1995 10-KSB)

         1.3      2000 Annual Report to Shareholders (Incorporated herein)

         1.4      2000 Proxy Statement (Incorporated herein)

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

Date: March 26, 2001           BANK OF SOUTH CAROLINA CORPORATION



                               By: /s/  William L. Hiott, Jr.
                                   -----------------------------------------
                                   William L. Hiott, Jr.
                                   Executive Vice President and Treasurer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:


March 26, 2001                 /s/  Nathaniel I. Ball, III
                               -------------------------------------------------
                               Nathaniel I. Ball, III, Executive Vice President,
                               Secretary and Director


March 26, 2001                 /s/  William T. Cooper
                               -------------------------------------------------
                               William T. Cooper, Director

March 26, 2001                 /s/ C. Ronald Coward
                               -------------------------------------------------
                               C. Ronald Coward, Director


March 26, 2001                 /s/ Leonard C. Fulghum
                               -------------------------------------------------
                               Leonard C. Fulghum, Director

March 26, 2001                 /s/ T. Dean Harton
                               -------------------------------------------------
                               T. Dean Harton, Director

March 26, 2001                 /s/ William L. Hiott, Jr.
                               -------------------------------------------------
                               William L. Hiott, Jr., Executive Vice President,
                               Treasurer & Director

March 26, 2001                 /s/ Katherine M. Huger
                               -------------------------------------------------
                               Katherine M. Huger, Director

March 26, 2001                 /s/ John E. Huguley
                               -------------------------------------------------
                               John E. Huguley, Director

March 26, 2001                 /s/ Charles G. Lane
                               -------------------------------------------------
                               Charles G. Lane, Director

March 26, 2001                 /s/ Hugh C. Lane, Jr.
                               -------------------------------------------------
                               Hugh C. Lane, Jr., President,
                               Chief Executive Officer & Director

March 26, 2001                 /s/ Louise J. Maybank
                               -------------------------------------------------
                               Louise J. Maybank, Director

March 26, 2001                 /s/ Thomas W. Myers
                               -------------------------------------------------
                               Thomas W. Myers, Director

March 26, 2001                 /s/ Alan I. Nussbaum, M.D.
                               -------------------------------------------------
                               Alan I. Nussbaum, M.D.

March 26, 2001                 /s/ Edmund Rhett, Jr., M.D.
                               -------------------------------------------------
                               Edmund Rhett, Jr. ,M.D.

March 26, 2001                 /s/ Thomas C. Stevenson, III
                               -------------------------------------------------
                               Thomas C. Stevenson, III, Director

March 26, 2001                 /s/ John M. Tupper
                               -------------------------------------------------
                               John M. Tupper, Director