Form 10QSB
period 2001-03-31
BANK OF SOUTH CAROLINA CORP
filed 2001-05-15
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended  March 31, 2001
                                --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                         Commission file number: 0-27702

                       Bank of South Carolina Corporation
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

         South Carolina                                       57-1021355
   ---------------------------                        --------------------------
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

                            Yes [X] No [ ]

As of April 20, 2001, there were 2,580,597 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                            Yes [ ] No [X]

                                Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                              Report on Form 10-QSB
                                for quarter ended
                                 March 31, 2001


                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets - March 31, 2001
       and December 31, 2000...........................................................3
     Consolidated Statements of Operations - Three months
       ended March 31, 2001 and 2000...................................................4
     Consolidated Statements of Shareholders'
       Equity and Comprehensive Income - Three months ended
      March 31, 2001 and 2000..........................................................5
     Consolidated Statements of Cash Flows - Three months
       ended March 31, 2001 and 2000...................................................6
     Notes to Consolidated Financial Statements........................................7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............................8
           Liquidity..................................................................10
           Capital Resources..........................................................10
           Accounting and Reporting Changes...........................................11
           Effect of Inflation and Changing Prices....................................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................12
Item 2.  Changes in Securities........................................................12
Item 3.  Default Upon Senior Securities...............................................12
Item 4.  Submission of Matters to a Vote of Security Holders..........................12
Item 5.  Other Information............................................................12
Item 6.  Exhibits and Reports on Form 8-K.............................................12

Signatures............................................................................12

                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,         December 31,
                                                                            2001                2000
                                                                       --------------      --------------

Assets:

    Cash and due from banks                                            $    9,299,408      $    6,928,411
    Interest bearing deposits in other banks                                    7,328               7,239
    Federal funds sold                                                      7,600,000           7,325,000
    Investment securities available for sale (amortized
      cost of $33,506,254 and $36,671,252 in 2001
      and 2000, respectively)                                              34,783,832          37,608,360
    Loans                                                                 106,936,424         104,262,014
    Allowance for loan losses                                              (1,575,022)         (1,558,530)
                                                                       --------------      --------------
    Net loans                                                             105,361,402         102,703,484
    Premises and equipment, net                                             3,656,341           3,644,564
    Accrued interest receivable                                             1,274,165           1,326,310
    Other assets                                                              143,787             233,134
                                                                       --------------      --------------

Total assets                                                           $  162,126,263      $  159,776,502
                                                                       ==============      ==============
Liabilities and shareholders' equity:
    Deposits:
    Non-interest bearing demand                                        $   37,465,994      $   42,391,816
    Interest bearing demand                                                26,097,431          27,240,522
    Money market accounts                                                  22,278,461          19,320,016
    Certificates of deposit $100,000 and over                              23,322,146          18,055,544
    Other time deposits                                                    18,847,099          18,413,533
    Other savings deposits                                                  6,369,108           5,672,974
                                                                       --------------      --------------

       Total deposits                                                     134,380,239         131,094,405

    Short-term borrowings                                                   7,218,659           8,743,121
    Interest payable and other liabilities                                  1,500,926           1,384,694
                                                                       --------------      --------------
      Total liabilities                                                   143,099,824         141,222,220
                                                                       --------------      --------------
    Common Stock - No par value;
      6,000,000 shares authorized; issued
      2,682,597 shares at March 31, 2001 and December 31, 2000                     --                  --
    Additional paid in capital                                             16,456,624          16,456,624
    Retained earnings                                                       2,667,610           2,410,043
    Accumulated other comprehensive income, net of tax                        805,242             590,652
    Treasury stock - 102,000 shares at March 31, 2001 and
      December 31, 2000                                                      (903,037)           (903,037)
                                                                       --------------      --------------
      Total shareholders' equity                                           19,026,439          18,554,282
                                                                       --------------      --------------

      Total liabilities and shareholders' equity                       $  162,126,263      $  159,776,502
                                                                       ==============      ==============

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      Three months ended
                                                                           March 31,
                                                                     2001            2000
                                                                  ----------      ----------

Interest and fee income
    Interest and fees on loans                                    $2,683,469      $2,425,456
    Interest and dividends on investment securities                  534,566         550,433
    Other interest income                                             67,793          56,043
                                                                  ----------      ----------
      Total interest and fee income                                3,285,828       3,031,932
                                                                  ----------      ----------

Interest expense
    Interest on deposits                                             975,455         807,004
    Interest on short-term borrowings                                101,127         173,754
                                                                  ----------      ----------
      Total interest expense                                       1,076,582         980,758
                                                                  ----------      ----------

    Net interest income                                            2,209,246       2,051,174
      Provision for loan losses                                       45,000          40,000
                                                                  ----------      ----------
    Net interest income after provision for loan losses            2,164,246       2,011,174
                                                                  ----------      ----------

Other income
    Service charges, fees and commissions                            276,016         265,111
    Other non-interest income                                         11,458           4,956
                                                                  ----------      ----------
      Total other income                                             287,474         270,067
                                                                  ----------      ----------

Other expense
    Salaries and employee benefits                                   931,970         819,029
    Net occupancy expense                                            300,558         276,564
    Other operating expenses                                         392,309         403,448
                                                                  ----------      ----------
      Total other expense                                          1,624,837       1,499,041
                                                                  ----------      ----------

Income before income tax expense                                     826,883         782,200
    Income tax expense                                               285,450         272,000
                                                                  ----------      ----------
Net income                                                        $  541,433      $  510,200
                                                                  ==========      ==========

Basic earnings per share                                          $      .21      $      .20
                                                                  ==========      ==========
Diluted earnings per share                                        $      .21      $      .20
                                                                  ==========      ==========
Dividends per common share                                        $      .11      $      .09
                                                                  ==========      ==========

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                 FOR THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                                       Accumulated
                                                                                                         Other
                                              Common      Additional       Retained       Treasury    Comprehensive
                                              Stock    Paid-in Capital     Earnings        Stock      Income (Loss)     Total
                                             --------  ---------------   ------------    ----------   -------------  ------------

December 31, 1999                            $     --    $ 16,456,624    $  1,380,578    $ (815,799)   $ (156,099)   $ 16,865,304

Comprehensive income:

      Net income                                   --              --         510,200            --            --         510,200

      Net unrealized losses on securities
       (net of tax effect of $1,105)               --              --              --            --        (1,882)         (1,882)
                                                                                                                     ------------

Comprehensive income                               --              --              --            --            --         508,318
                                                                                                                     ------------

Cash dividends                                     --              --        (232,254)           --            --        (232,254)

Purchase of treasury stock                         --              --              --       (87,238)           --         (87,238)
                                             --------    ------------    ------------    ----------    ----------    ------------

March 31, 2000                               $     --    $ 16,456,624    $  1,658,524    $ (903,037)   $ (157,981)   $ 17,054,130
                                             ========    ============    ============    ==========    ==========    ============

December 31, 2000                                  --      16,456,624       2,410,043      (903,037)      590,652      18,554,282

Comprehensive income:

      Net income                                   --              --         541,433            --            --         541,433

      Net unrealized gains on securities
       (net of tax effect of $125,880)             --              --              --            --       214,590         214,590
                                                                                                                     ------------
Comprehensive income                               --              --              --            --            --         756,023

Cash dividends                                     --              --        (283,866)           --            --        (283,866)
                                             --------    ------------    ------------    ----------    ----------    ------------

March 31, 2001                               $      0    $ 16,456,624    $  2,667,610    $ (903,037)   $  805,242    $ 19,026,439
                                             ========    ============    ============    ==========    ==========    ============

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Three months ended
                                                                                            March 31,
                                                                                     2001              2000
                                                                                 ------------      ------------

Cash flows from operating activities:
    Net income                                                                   $    541,433      $    510,200
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation                                                                 98,287            92,504
          Net (accretion) amortization of (discounts)
             premiums on investments                                                  (35,002)           11,881
          Decrease (increase) in accrued interest receivable
             and other assets                                                          15,612           (53,048)
          Provision for loan losses                                                    45,000            40,000
          Increase in other liabilities                                               374,290           340,511
                                                                                 ------------      ------------
             Net cash provided by operating activities                              1,039,620           942,048
                                                                                 ------------      ------------

Cash flows from investing activities:
    Purchase of investment securities available for sale                                   --        (9,026,562)
    Maturities of investment securities available for sale                          3,200,000         8,000,000
    Maturities of investment securities held to maturity                                   --           200,000
    Net increase in loans                                                          (2,702,918)       (6,554,168)
    Purchases of premises and equipment                                              (110,064)          (15,410)
                                                                                 ------------      ------------
             Net cash provided by (used in) investing activities                      387,018        (7,396,140)
                                                                                 ------------      ------------

Cash flows from financing activities:
    Net increase (decrease) in deposit accounts                                     3,285,834        (2,336,937)
    Net increase (decrease) in short-term borrowings                               (1,524,462)          733,785
    Treasury stock purchased                                                               --           (87,238)
    Dividends paid                                                                   (541,924)         (491,497)
                                                                                 ------------      ------------
             Net cash provided by (used in) financing activities                    1,219,448        (2,181,887)
                                                                                 ------------      ------------

Net increase (decrease) in cash and cash equivalents                                2,646,086        (8,635,979)
Cash and cash equivalents, beginning of period                                     14,260,650        23,217,175
                                                                                 ------------      ------------

Cash and cash equivalents, end of period                                         $ 16,906,736      $ 14,581,196
                                                                                 ============      ============

Supplemental disclosure of cash flow data:
Cash paid during the year for:
Interest                                                                         $    942,405      $    894,484
                                                                                 ============      ============
Income taxes                                                                          332,947           197,348
                                                                                 ============      ============

Supplemental disclosure for non-cash financing activity:
    Dividends payable                                                            $    283,866      $    232,254
                                                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1:  BASIS OF PRESENTATION
Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 3:  SHAREHOLDERS' EQUITY
A regular quarterly cash dividend of $.11 per share was approved for shareholders of record March 30, 2001, payable April 30, 2001.

NOTE 4:  ADOPTION OF NEW ACCOUNTING STANDARDS
In June of 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities. For accounting purposes, SFAS 133 comprehensively defines a derivative instrument. SFAS 133 requires that all derivative instruments be recorded in the statement of financial position at fair value. The accounting for the gain or loss due to change in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of SFAS 133" delayed the effective date of this statement for one year. SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of Statement No. 133" addresses a limited number of issues causing implementation difficulties for entities that apply SFAS 133. SFAS 133 applies to all entities and is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001 with no material impact on its financial statements. The Company has no embedded derivative instruments requiring separate accounting treatment. The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments. The Company does not currently engage in hedging activities. The commitments to originate fixed rate conforming loans were not material at March 31, 2001 or December 31, 2000.


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

For the first three months of 2001, the Company reported net income of $541,433 or basic and diluted earnings per share of $.21, an increase of $31,233 compared to the net income for the first three months of 2000 of $510,200 or basic and diluted earnings per share of $.20. Total assets for the period increased $2,349,761 from December 31, 2000 to March 31, 2001.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000
The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income increased $31,233 or 6.12% to $541,433 for the three months ended March 31, 2001, from $510,200 for the three months ended March 31, 2000. The increase is primarily due to an increase in net interest income.

NET INTEREST INCOME
Net interest income increased $158,072 or 7.71% to $2,209,246 for the three months ended March 31, 2001, from $2,051,174 for the three months ended March 31, 2000. Total interest and fee income increased $253,896 or 8.37% for the three months ended March 31, 2001, to $3,285,828 from $3,031,932 for the three months ended March 31, 2000. This increase in interest and fee income is due to an increase in both average volume and average yield of interest earning assets. Average interest earning assets increased from $139.4 million for the three months ended March 31, 2000 to $146.0 million for the three months ended March 31, 2001 primarily due to an increase in average loans receivable of $10.3 million between periods offset by a decrease in average investment securities of $4.6 million. The yield on interest earning assets increased 31 basis points between periods to 9.13% for the three months ended March 31, 2001 compared to 8.82% for the same period in 2000. The increase in yield on average interest earning assets is due to an increase in the yield on average investment securities of 54 basis points to 6.08% for the three months ended March 31, 2001 compared to 5.54% for the three months ended March 31, 2000. The yield on average loans receivable remained stable at 10.35% and 10.37% for the three months ended March 31, 2001 and 2000, respectively.

Total interest expense increased $95,824 or 9.77% to $1,076,582 for the three months ended March 31, 2001, from $980,758 for three months ended March 31, 2000. The increase is due to an increase in average interest bearing liabilities and an increase in the cost of funds. Interest paid on deposits of $975,455 reflected an increase of 20.87% for the three months ended March 31, 2001, compared to $807,004 of interest paid on deposits for the three months ended March 31, 2000. Total interest bearing deposits averaged approximately $87.6 million for the three months ended March 31, 2000, as compared to approximately $94.0 million for the three months ended March 31, 2001. Interest on short-term borrowings decreased $72,627 to $101,127 for the period ended March 31, 2001, from $173,754 for the three months ended March 31, 2000. Short-term borrowings consist of demand notes to the U.S. Treasury and securities sold under agreements to repurchase. Total short-term borrowings averaged approximately $12.8 million for the three months ended March 31, 2000, as compared to approximately $8.0 million for the three months ended March 31, 2001. The average cost of interest bearing liabilities was 4.28% and 3.96% for the three months ended March 31, 2001 and 2000, respectively.

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

During the quarter ended March 31, 2001, $45,000 was provided for loan losses compared to $40,000 for the quarter ended March 31, 2000. At March 31, 2001, the allowance for loan losses was $1,575,022 or 1.47% of total loans. This compares to an allowance of $1,284,757 or 1.32% of total loans as of March 31, 2000 and $1,558,530 or 1.49% of total loans at December 31, 2000. During the quarter ended March 31, 2001, the Bank incurred net charge offs totaling $28,508 as compared to net charge offs totaling $5,381 for the three months ended March 31, 2000. Loans on non-accrual status at March 31, 2001 totaled $620,309, compared to $283,323 at December 31, 2000 and $106,361 at March 31, 2000. Loans past due over 30 days totaled $1.5 million or 1.39% of total loans at March 31, 2001, compared to $1.0 million or 1.07% of total loans at March 31, 2000 and $958,749 or 0.95% at December 31, 2000. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. The allowance for loan losses at March 31, 2001, in management's opinion, is adequate for probable losses that may occur in the loan portfolio.

OTHER INCOME
Other income for the three months ended March 31, 2001, increased $17,407 or 6.45% to $287,474 from $270,067 for the three months ended March 31, 2000. The increase is primarily due to an increase in mortgage loan activity between periods resulting in a increase in mortgage servicing release premiums.

OTHER EXPENSE
Bank overhead increased $125,796 or 8.39% to $1,624,837 for the three months ended March 31, 2001, from $1,499,041 for the three months ended March 31, 2000. Salaries and employee benefits increased $112,941 or 13.79% to $931,970 for the three months ended March 31, 2001, from $819,029 for the three months ended March 31, 2000. This increase is primarily attributed to annual merit raises given to the employees, an increase in ESOP contributions, and the addition of several new employees. Net occupancy expense increased $23,994 or 8.68% to $300,558 for the three months ended March 31, 2001 from $276,564 for the three months ended March 31, 2000. This increase is due to an increase in depreciation expense and maintenance contracts. Other operating expenses decreased $11,139 or 2.76% to $392,309 for the three months ended March 31, 2001 from $403,448 for the three months ended March 31, 2000. This decrease is due to a decrease in professional fees paid.

INCOME TAX EXPENSE
During the quarter ended March 31, 2001, the Company's effective tax rate was 34.5% compared to 34.8% during the quarter ended March 31, 2000.

LIQUIDITY
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company's primary liquid assets accounted for 31.88% and 33.57% of total assets at March 31, 2001 and 2000, respectively. Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Bank's core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Bank and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At March 31, 2001 and 2000, the Bank's liquidity ratio was 31.95% and 31.43%, respectively.

CAPITAL RESOURCES
The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering, the retention of earnings less dividends paid and the exercising of stock options for a total shareholders' equity at March 31, 2001, of $19,026,439. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The Company and the Bank were in compliance with regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines at March 31, 2001. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The total risk based capital ratio at March 31, 2001, for the Bank is 15.55% and at March 31, 2000, was 17.72%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing. The Bank plans capital expenditures during 2001 in implementing its internet banking services.

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

SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of SFAS 133" delayed the effective date of this statement for one year. SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of Statement No. 133" addresses a limited number of issues causing implementation difficulties for entities that apply SFAS 133. SFAS 133 applies to all entities and is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001 with no material impact on its financial statements. The Company has no embedded derivative instruments requiring separate accounting treatment. The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments. The Company does not currently engage in hedging activities. The commitments to originate fixed rate conforming loans were not material at March 31, 2001 or December 31, 2000.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125," was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 has not had and is not expected to have a material impact on the Company.

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


                                 BANK OF SOUTH CAROLINA CORPORATION

May 11, 2001
                                 BY: /s/ Hugh C. Lane, Jr.
                                    -----------------------------------------
                                    Hugh C. Lane, Jr.
                                    President



                                 BY:  /s/ William L. Hiott, Jr.
                                    -----------------------------------------
                                    William L. Hiott, Jr.
                                    Executive Vice President & Treasurer