Form 10QSB
period 2001-06-30
BANK OF SOUTH CAROLINA CORP
filed 2001-08-14
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                                 June 30, 2001
                                                               -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-27702

                       Bank of South Carolina Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             South Carolina                               57-1021355
   ---------------------------                      ----------------------
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

As of August 5, 2001, there were 2,580,597 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                                 Yes [ ]  No [X]

                                TABLE OF CONTENTS
                       BANK OF SOUTH CAROLINA CORPORATION

                              REPORT ON FORM 10-QSB
                                FOR QUARTER ENDED
                                  JUNE 30, 2001

                                                                                                  Page
                                                                                                  ----
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets -- June 30, 2001
       and December 31, 2000....................................................................   3
     Consolidated Statements of Operations -- Three months
       ended June 30, 2001 and 2000.............................................................   4
     Consolidated Statements of Operations -- Six months
       ended June 30, 2001 and 2000.............................................................   5
     Consolidated Statements of Shareholders'
       Equity and Comprehensive Income -- Six months ended
       June 30, 2001 and 2000...................................................................   6
     Consolidated Statements of Cash Flows -- Six months
       ended June 30, 2001 and 2000.............................................................   7
     Notes to Consolidated Financial Statements.................................................   8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........................................   9
         Liquidity.............................................................................   12
         Capital Resources.....................................................................   13
         Accounting and Reporting Changes......................................................   13
         Effect of Inflation and Changing Prices...............................................   14

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................   15
Item 2.  Changes in Securities.................................................................   15
Item 3.  Default Upon Senior Securities........................................................   15
Item 4.  Submission of Matters to a Vote of Security Holders...................................   15
Item 5.  Other Information.....................................................................   15
Item 6.  Exhibits and Reports on Form 8-K......................................................   15

Signatures.....................................................................................   16

                    PART I -- ITEM 1 -- FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                         June 30, 2001         December 31, 2000
                                                                                         -------------         -----------------
Assets:
     Cash and due from banks                                                             $   8,007,420           $   6,928,411
     Interest bearing deposits in other banks                                                    7,408                   7,239
     Federal funds sold                                                                     16,525,000               7,325,000
     Investment securities available for sale                                               28,363,097              37,608,360
     Loans                                                                                 107,499,977             104,262,014
         Allowance for loan losses                                                          (1,188,244)             (1,558,530)
                                                                                         -------------           -------------
     Net loans                                                                             106,311,733             102,703,484
     Premises and equipment, net                                                             3,636,331               3,644,564
     Accrued interest receivable and other assets                                            1,103,871               1,559,444
                                                                                         -------------           -------------

Total assets                                                                             $ 163,954,860           $ 159,776,502
                                                                                         =============           =============

Liabilities and shareholders' equity:
     Deposits:
         Non-interest bearing demand                                                     $  37,355,345           $  42,391,816
         Interest bearing demand                                                            25,375,675              27,240,522
         Money market accounts                                                              23,610,202              19,320,016
         Certificates of deposit $100,000 and over                                          20,510,937              18,055,544
         Other time deposits                                                                19,191,694              18,413,533
         Other savings deposits                                                              8,261,661               5,672,974
                                                                                         -------------           -------------
            Total deposits                                                                 134,305,514             131,094,405

     Short-term borrowings                                                                   9,606,418               8,743,121
     Other liabilities                                                                         834,615               1,384,694
                                                                                         -------------           -------------
         Total liabilities                                                                 144,746,547             141,222,220
                                                                                         -------------           -------------

     Common Stock -- No par value; 6,000,000 shares authorized;
         issued 2,682,597 shares at June 30, 2001 and December 31, 2000                             --                      --
     Additional paid in capital                                                             16,456,624              16,456,624
     Retained earnings                                                                       2,856,140               2,410,043
     Accumulated other comprehensive income,
         net of income taxes                                                                   798,586                 590,652
     Treasury stock -- 102,000 shares at June 30,
         2001 and December 31, 2000                                                           (903,037)               (903,037)
                                                                                         -------------           -------------
         Total shareholders' equity                                                         19,208,313              18,554,282
                                                                                         -------------           -------------

Total liabilities and shareholders' equity                                               $ 163,954,860           $ 159,776,502
                                                                                         =============           =============


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                      June 30,
                                                                                         -------------------------------------
                                                                                             2001                    2000
                                                                                         -------------           -------------
Interest and fee income
     Interest and fees on loans                                                          $   2,564,957           $   2,625,102
     Interest and dividends on investment securities                                           476,084                 583,170
     Other interest income                                                                     156,733                 135,327
                                                                                         -------------           -------------
         Total interest and fee income                                                       3,197,774               3,343,599
                                                                                         -------------           -------------

Interest expense
     Interest on deposits                                                                      933,821                 898,583
     Interest on short-term borrowings                                                          75,271                 180,215
                                                                                         -------------           -------------
         Total interest expense                                                              1,009,092               1,078,798
                                                                                         -------------           -------------

     Net interest income                                                                     2,188,682               2,264,801
         Provision for loan losses                                                              65,000                  80,000
                                                                                         -------------           -------------
     Net interest income after provision for loan losses                                     2,123,682               2,184,801
                                                                                         -------------           -------------

Other income
     Service charges, fees and commissions                                                     296,476                 257,287
     Other non-interest income                                                                   5,894                   6,250
                                                                                         -------------           -------------
         Total other income                                                                    302,370                 263,537
                                                                                         -------------           -------------

Other expense
     Salaries and employee benefits                                                            963,622                 804,959
     Net occupancy expense                                                                     314,843                 288,118
     Other operating expenses                                                                  434,241                 455,248
                                                                                         -------------           -------------
         Total other expense                                                                 1,712,706               1,548,325
                                                                                         -------------           -------------

Income before income tax expense                                                               713,346                 900,013
     Income tax expense                                                                        240,950                 311,300
                                                                                         -------------           -------------
Net income                                                                               $     472,396           $     588,713
                                                                                         =============           =============

Basic earnings per share                                                                 $         .18           $         .23
                                                                                         =============           =============
Diluted earnings per share                                                               $         .18           $         .23
                                                                                         =============           =============
Dividends per common share                                                               $         .11           $         .11
                                                                                         =============           =============


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                         -------------------------------------
                                                                                             2001                    2000
                                                                                         -------------           -------------
Interest and Fee Income
     Interest and fees on loans                                                          $   5,248,426           $   5,050,558
     Interest and dividends on investment securities                                         1,010,649               1,133,603
     Other interest income                                                                     224,527                 191,370
                                                                                         -------------           -------------
         Total interest and fee income                                                       6,483,602               6,375,531
                                                                                         -------------           -------------

Interest Expense
     Interest on deposits                                                                    1,909,275               1,705,587
     Interest on short-term borrowings                                                         176,396                 353,969
                                                                                         -------------           -------------
         Total interest expense                                                              2,085,673               2,059,556
                                                                                         -------------           -------------

Net Interest Income                                                                          4,397,929               4,315,975
     Provision for loan losses                                                                 110,000                 120,000
                                                                                         -------------           -------------
Net interest income after provision for loan losses                                          4,287,929               4,195,975
                                                                                         -------------           -------------

Other Income
     Service charges, fees and commissions                                                     572,491                 522,398
     Other non-interest income                                                                  17,352                  11,207
                                                                                         -------------           -------------
         Total other income                                                                    589,843                 533,605
                                                                                         -------------           -------------

Other Expense
     Salaries and employee benefits                                                          1,895,592               1,623,988
     Net occupancy expense                                                                     615,400                 564,682
     Other operating expenses                                                                  826,550                 858,697
                                                                                         -------------           -------------
         Total other expense                                                                 3,337,542               3,047,367
                                                                                         -------------           -------------

Income before income tax expense                                                             1,540,230               1,682,213
     Income tax expense                                                                        526,400                 583,300
                                                                                         -------------           -------------
Net Income                                                                               $   1,013,830           $   1,098,913
                                                                                         =============           =============

Basic Earnings Per Share                                                                 $         .39           $         .43
                                                                                         =============           =============
Diluted Earnings Per Share                                                               $         .39           $         .43
                                                                                         =============           =============
Dividends per common share                                                               $         .22           $         .20
                                                                                         =============           =============


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                      FOR SIX MONTHS JUNE 30, 2001 AND 2000

                                                                                                     Accumulated
                                                         Additional                                     Other
                                             Common        Paid In      Retained       Treasury     Comprehensive
                                             Stock         Capital      Earnings         Stock      Income (loss)      Total
                                           ---------     -----------   -----------    -----------   -------------   -----------
December 31, 1999                          $      --     $16,456,624   $ 1,380,578    $  (815,799)   $  (156,099)   $16,865,304

Comprehensive income:

  Net income                                      --              --     1,098,913             --             --      1,098,913

  Net unrealized gain on securities
      (net of tax effect of $80,774)              --              --            --             --        137,723        137,723
                                                                                                                    -----------
Total comprehensive income                        --              --            --             --             --      1,236,636
                                                                                                                    -----------
Cash dividends                                    --              --      (516,120)            --             --       (516,120)

Purchase of treasury stock                        --              --            --        (87,238)                      (87,238)
                                           ---------     -----------   -----------    -----------    -----------    -----------

June 30, 2000                              $      --     $16,456,624   $ 1,963,371    $  (903,037)   $   (18,376)    17,498,582
                                           =========     ===========   ===========    ===========    ===========    ===========

December 31, 2000                                 --      16,456,624     2,410,043       (903,037)       590,652     18,554,282

Comprehensive income

    Net income                                    --              --     1,013,830             --             --      1,013,830

Net unrealized gain on
    securities, (net of tax effect
    of $121,971)                                  --              --            --             --        207,934        207,934
                                                                                                                    -----------
Total comprehensive income                        --              --            --             --             --      1,221,764

Cash dividends                                    --              --      (567,733)            --             --       (567,733)
                                           ---------     -----------   -----------    -----------    -----------    -----------

June 30, 2001                              $      --      16,456,624     2,856,140       (903,037)       798,586     19,208,313
                                           =========     ===========   ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               Six Months Ended June 30,
                                                                                         -------------------------------------
                                                                                             2001                    2000
                                                                                         -------------           -------------
Cash flows from operating activities:
     Net income                                                                          $   1,013,830           $   1,098,913
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation                                                                          204,068                 182,570
         Net amortization (accretion) of unearned
             premiums (discounts) on investments                                               (69,832)                  2,312
         Decrease (increase) in accrued interest receivable
               and other assets                                                                333,602                (199,835)
         Provision for loan losses                                                             110,000                 120,000
         Increase (decrease) in other liabilities                                             (292,020)                182,020
                                                                                         -------------           -------------
Net cash provided by operating activities                                                    1,299,648               1,385,980
                                                                                         -------------           -------------

Cash flows from investing activities:
     Purchase of investment securities                                                              --             (19,309,531)
     Maturities of investment securities                                                     9,645,000              12,912,762
     Net increase in loans                                                                  (3,718,249)             (8,897,591)
     Purchase of premises and equipment                                                       (195,835)                (33,083)
                                                                                         -------------           -------------
Net cash provided by (used in) investing activities                                          5,730,916             (15,327,443)
                                                                                         -------------           -------------

Cash flows from financing activities:
     Net increase in deposit accounts                                                        3,211,109               5,211,459
     Net increase in short-term borrowings                                                     863,297               2,048,266
     Dividends paid                                                                           (825,792)               (723,753)
     Purchase of Treasury Stock                                                                     --                 (87,238)
                                                                                         -------------           -------------
Net cash provided by financing activities                                                    3,248,614               6,448,734
                                                                                         -------------           -------------

Net increase (decrease) in cash and cash equivalents                                        10,279,178              (7,492,729)
Cash and cash equivalents, beginning of period                                              14,260,650              23,217,175
                                                                                         -------------           -------------

Cash and cash equivalents, end of period                                                 $  24,539,828           $  15,724,446
                                                                                         =============           =============

Supplemental disclosure of cash flow data:
     Cash paid during the year for:
         Interest                                                                        $   2,234,891           $   2,018,302
                                                                                         =============           =============
         Income taxes                                                                    $     608,947           $     545,848
                                                                                         =============           =============

Supplemental disclosure for non-cash financing activity:
     Change in dividends payable                                                         $     258,059           $     207,633
                                                                                         =============           =============


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1:  BASIS OF PRESENTATION

Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 3:  SHAREHOLDERS' EQUITY

A regular quarterly cash dividend of $.11 per share was declared on June 21, 2001 for shareholders of record at July 2, 2001, payable July 31, 2001.

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

SFAS 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of SFAS 133" delayed the effective date of this statement for one year. SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of Statement No. 133" addresses a limited number of issues causing implementation difficulties for entities that apply SFAS 133. SFAS 133 applies to all entities and is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001 with no material impact on its financial statements. The Company has no embedded derivative instruments requiring separate accounting treatment. The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments. The Company does not currently engage in hedging activities. The commitments to originate fixed rate conforming loans were not material at June 30, 2001 or December 31, 2000.

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

For the first six months of 2001, the Company reported net income of $1,013,830 or basic and diluted earnings per share of $.39, down 8% from earnings for the first six months of 2000 of $1,098,913 or $.43 basic and diluted earnings per share. Total assets increased $4,178,358 or 2.62% from December 31, 2000 to June 30, 2001.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED
JUNE 30, 2000

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income decreased $116,317 or 19.76% to $472,396 for the three months ended June 30, 2001, from $588,713 for the three months ended June 30, 2000. The decrease is primarily due to a decline in interest rates which resulted in a decline in our net interest margin.

NET INTEREST INCOME

Net interest income decreased $76,119 or 3.36% to $2,188,682 for the three months ended June 30, 2001, from $2,264,801 for the three months ended June 30, 2000. Total interest and fee income decreased $145,825 or 4.36% for the three months ended June 30, 2001, to $3,197,774 from $3,343,599 for the three months ended June 30, 2000. Average interest earning assets increased from $147.4 million for the three months ended June 30, 2000 to $153.0 million for the three months ended June 30, 2001. The yield on interest earning assets decreased 72 basis points between periods to 8.38% for the three months ended June 30, 2001 compared to 9.10% for the same period in 2000. The decrease in yield on average interest earning assets is due to a decrease in the yield on average loans receivable of 113 basis points to 9.61% for the three months ended June 30, 2001 compared to 10.74% for the three months ended June 30, 2000. This decrease in yield is due to the fact that the majority of the Bank's loans reprice with the Bank's prime rate. The Bank's prime rate was 6.75% and 9.5% at June 30, 2001 and 2000, respectively. This was offset slightly by an increase in yield on average investment securities of 33 basis points to 6.11% for the three months ended June 30, 2001 compared to 5.78% for the three months ended June 30, 2000.

Total interest expense decreased $69,706 or 6.46% to $1,009,092 for the three months ended June 30, 2001, from $1,078,798 for the three months ended June 30, 2000. The decrease in interest expense is primarily due to a decrease in the average cost of funds. Interest on deposits for the three months ended June 30, 2001, was $933,821 compared to $898,583 for the three months ended June 30, 2000, an increase of $35,238 or 3.92%. Total interest bearing deposits averaged approximately $98.8 million for the three months ended June 30, 2001 as compared to $92.1 million for the three months ended June 30, 2000. Interest on short-term borrowings decreased $104,944 or 58.23% to $75,271 for the period ended June 30, 2001, from $180,215 for the three months ended June 30, 2000. Short-term borrowings consist of demand notes to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $8.1 million for the three months ended June 30, 2001 compared to approximately $12.5 million for the three months ended June 30, 2000. The average cost of interest bearing liabilities was 3.79% and 4.14% for the three months ended June 30, 2001 and 2000, respectively. This decrease in cost of funds is a result of the decreasing interest rate environment.

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

During the quarter ended June 30, 2001, the Bank incurred net charge-offs totaling $451,778 as compared to net recoveries totaling $7,510 for the quarter ended June 30, 2000. Included in net charge-offs for the quarter ended June 30, 2001 are two credit relationships totaling $420,296 for which management and the Loan Committee over the previous four quarters made provision as these credits deteriorated.

During the quarter ended June 30, 2001, $65,000 was provided for loan losses, compared to $80,000 for the quarter ended June 30, 2000. The reduction in the provision for the quarter ended June 30, 2001 was based on an improvement in past due loans, non-accrual loans, and management's evaluation of the loan portfolio at June 30, 2001. At June 30, 2001, the allowance for loan losses was $1,188,244 or 1.11% of total loans. This compares to an allowance of $1,372,267 or 1.38% of total loans at June 30, 2000 and $1,558,530 or 1.49% of total loans at December 31, 2000. Loans on non-accrual status at June 30, 2001, totaled $73,772 compared to $341,196 at June 30, 2000 and $283,323 at December 31, 2000.
Loans past due over 30 days totaled $413,087 or 0.38% of total loans at June 30, 2001, compared to $958,749 or 0.95% at December 31, 2000 and $742,806 or 0.75%
of total loans at June 30, 2000. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. In management's opinion, the allowance for loan losses at June 30, 2001 is adequate for probable losses existing in the loan portfolio.

OTHER INCOME

Other income for the three months ended June 30, 2001, increased $38,833 or 14.74% to $302,370 from $263,537 for the three months ended June 30, 2000. The increase is primarily due to an increase in mortgage loan activity between periods resulting in an increase in mortgage servicing release premiums of $34,358.

OTHER EXPENSE

Bank overhead increased $164,381 or 10.62% to $1,712,706 for the three months ended June 30, 2001, from $1,548,325 for the three months ended June 30, 2000. Salaries and employee benefits increased $158,663 or 19.71% to $963,622 for the three months ended June 30, 2001, from $804,959 for the three month period ended June 30, 2000. This increase is primarily attributed to annual merit raises given to the employees, increased commissions due to increased loan originations, and the addition of several new employees. Net occupancy expense increased $26,725 or 9.28% to $314,843 for the three months ended June 30, 2001 from $288,118 for the three months ended June 30, 2000. This increase is due to an increase in depreciation expense and maintenance contracts. Other operating expenses decreased $21,007 or 4.61% to $434,241 for the three months ended June 30, 2001, from $455,248 for the three months ended June 30, 2000. This decrease is primarily due to a decrease in professional fees for consulting services in 2000 related to internet banking activities.

INCOME TAX EXPENSE

During the quarter ended June 30, 2001, the Company's effective tax rate was 33.8% compared to 34.6% during the quarter ended June 30, 2000.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2000

Net income decreased $85,083 or 7.74% to $1,013,830 for the six months ended June 30, 2001, from $1,098,913 for the six months ended June 30, 2000. The decrease is primarily due to an increase in other expenses.

NET INTEREST INCOME

Net interest income increased $81,954 or 1.90% to $4,397,929 for the six months ended June 30, 2001, from $4,315,975 for the six months ended June 30, 2000. Total interest and fee income increased $108,071 or 1.70% for the six months ended June 30, 2001, to $6,483,602 from $6,375,531 for the six months ended June 30, 2000. This increase in interest and fee income is due to an increase in average volume of interest earning assets offset by a decrease in average yield of interest earning assets. Average interest earning assets increased from $143.4 million for the six months ended June 30, 2000 to $149.5 million for the six months ended June 30, 2001 primarily due to an increase in commercial loans. The yield on interest earning assets decreased 23 basis points between periods to 8.74% for the six months ended June 30, 2001 compared to 8.97% for the same period in 2000. The decrease in yield on average interest earning assets is due to a decrease in the yield on average loans receivable of 59 basis points to 9.97% for the six months ended June 30, 2001 compared to 10.56% for the six months ended June 30, 2000. The decrease in yield is due to the fact that the majority of the Bank's loans reprice with the Bank's prime rate. The Bank's prime rate was 6.75% and 9.5% at June 30, 2001 and 2000, respectively. This was offset slightly by an increase in yield on average investment securities of 43 basis points to 6.09% for the six months ended June 30, 2001 compared to 5.66% for the six months ended June 30, 2000.

Total interest expense increased $26,117 or 1.27% to $2,085,673 for the six months ended June 30, 2001 from $2,059,556 for six months ended June 30, 2000. Interest on deposits for the six months ended June 30, 2001, was $1,909,275 compared to $1,705,587 for the six months ended June 30, 2000, an increase of $203,688 or 11.94%. Total interest bearing deposits averaged approximately $96.4 million for the six months ended June 30, 2001 compared to $89.9 million for the six months ended June 30, 2000. Interest on short-term borrowings decreased $177,573 or 50.17% to $176,396 for the period ended June 30, 2001, from $353,969 for the six months ended June 30, 2000. Short-term borrowings consist of demand notes to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $8.0 million for the six months ended June 30, 2001 compared to approximately $12.6 million for the six months ended June 30, 2000. The average cost of interest bearing liabilities was 4.03% and 4.05% for the six months ended June 30, 2001 and 2000, respectively. This decrease in cost of funds is a result of the decreasing interest rate environment.

PROVISION FOR LOAN LOSSES

During the six months ended June 30, 2001, $110,000 was provided for loan losses compared to $120,000 for the six months ended June 30, 2000. At June 30, 2001 the allowance for loan losses was $1,188,244, or 1.11% of total loans. This compares to an allowance of $1,372,267 or 1.38% of total loans at June 30, 2000 and $1,558,530 or 1.49% of total loans at December 31, 2000. During the six months ended June 30, 2001, the Bank incurred net charge-offs totaling $480,286 as compared to net recoveries totaling $2,129 for the same period ended June 30, 2000. Included in net charge-offs for the six months ended June 30, 2001 are two credit relationships totaling $420,296 for which management and the Loan Committee over the previous four quarters made provision as these credits deteriorated.

OTHER INCOME

Other income for the six months ended June 30, 2001, increased $56,238 or 10.54% to $589,843 from $533,605 for the six months ended June 30, 2000. This increase is primarily due to an increase in mortgage loan activity between periods resulting in a increase in mortgage servicing release premiums of $64,285.

OTHER EXPENSE

Other expenses increased $290,175 or 9.52% to $3,337,542 for the six months ended June 30, 2001, from $3,047,367 for the six months ended June 30, 2000. Salaries and employee benefits increased $271,604 or 16.72% to $1,895,592 for the six months ended June 30, 2001, from $1,623,988 for the six months ended June 30, 2000. This increase is primarily attributed to annual merit raises given to the employees, an increase in ESOP contributions, increased commissions due to increased loan originations, and the addition of several new employees. Net occupancy expense increased $50,718 or 8.98% to $615,400 for the six months ended June 30, 2001 from $564,682 for the six months ended June 30, 2000. This increase is due to an increase in depreciation expense and maintenance contracts. Other operating expenses decreased $32,147 or 3.74% to $826,550 for the six months ended June 30, 2001, from $858,697 for the six months ending June 30, 2000. This decrease is primarily due to a decrease in professional fees for consulting services in 2000 related to internet banking activities.

INCOME TAX EXPENSE

For the six months ended June 30, 2001, the Company's effective tax rate was 34.2% compared to 34.7% for the six months ended June 30, 2000.

LIQUIDITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company's primary liquid assets accounted for 32.27% and 35.57% of total assets at June 30, 2001 and 2000, respectively. Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At June 30, 2001 and 2000, the Bank's liquidity ratio was 33.66% and 33.15%, respectively.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering, the retention of earnings less dividends paid and the exercising of stock options for a total shareholders' equity at June 30, 2001, of $19,208,313. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The Company and the Bank were in compliance with regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines at June 30, 2001. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at June 30, 2001, for the Bank is 15.15% and at June 30, 2000, was 17.04%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing. The Bank plans to have capital expenditures during 2001 in implementing its internet banking services.

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

SFAS 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment of SFAS 133" delayed the effective date of this statement for one year. SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of Statement No. 133" addresses a limited number of issues causing implementation difficulties for entities that apply SFAS 133. SFAS 133 applies to all entities and is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001 with no material impact on its financial statements. The Company has no embedded derivative instruments requiring separate accounting treatment. The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments. The Company does not currently engage in hedging activities. The commitments to originate fixed rate conforming loans were not material at June 30, 2001 or December 31, 2000.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of SFAS No. 125", was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15,

2000. The adoption of the provision of SFAS No. 140 has not had and is not expected to have a material impact on the company.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement 142 is effective for fiscal years beginning after December 15, 2001. Management does not expect the adoption of these standards to have a material effect on the Company as the Company has no goodwill or other intangible assets.

EFFECT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. As of June 30, 2001, management believes that there have been no significant changes in market risk as disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held April 10, 2001 pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated February 23,2001, the following matters were voted on:

         (1) Election of 16 nominees for directors: 2,400,427 shares (93% of the votes cast) voted FOR the election of directors; and

         (2) Ratification of the appointment of KPMG LLP as independent certified public accountants for 2001; 2,400,427 shares (93% of the votes cast) voted FOR the ratification.

No other matters were submitted for a vote at the Annual Meeting or at any other time during the quarter.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BANK OF SOUTH CAROLINA CORPORATION



August 11, 2001                        BY: /s/ Hugh C. Lane, Jr.
                                          -------------------------------------
                                          Hugh C. Lane, Jr.
                                          President



                                       BY: /s/ William L. Hiott, Jr.
                                          -------------------------------------
                                          William L. Hiott, Jr.
                                          Executive Vice President & Treasurer