Form 10QSB
period 2001-09-30
BANK OF SOUTH CAROLINA CORP
filed 2001-11-14
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                               September 30, 2001
                                                             ------------------


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

As of November 3, 2001, there were 2,580,597 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                               Yes             No    X
                                   -------        -------

                                Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                              Report on Form 10-QSB
                                for quarter ended
                               September 30, 2001


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets - September 30, 2001
       and December 31, 2000.................................................3
     Consolidated Statements of Operations - Three months
       ended September 30, 2001 and 2000.....................................4
     Consolidated Statements of Operations - Nine months
       ended September 30, 2001 and 2000.....................................5
     Consolidated Statements of Shareholders'
     Equity and Comprehensive Income - Nine months ended
     September 30, 2001 and 2000.............................................6
     Consolidated Statements of Cash Flows - Nine months
       ended September 30, 2001 and 2000.....................................7
     Notes to Consolidated Financial Statements..............................8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................9
           Liquidity........................................................12
           Capital Resources................................................13
           Accounting and Reporting Changes.................................13
           Effect of Inflation and Changing Prices..........................14

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

Signatures..................................................................16

                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      September 30, 2001       December 31, 2000
                                                      ------------------       -----------------
Assets:

     Cash and due from banks                             $   6,238,132           $   6,928,411
     Interest bearing deposits in other banks                    7,472                   7,239
     Federal funds sold                                     10,500,000               7,325,000
     Investment securities available for sale               26,756,918              37,608,360
     Loans                                                 111,843,967             104,262,014
         Allowance for loan losses                          (1,230,335)             (1,558,530)
                                                         -------------           -------------
     Net loans                                             110,613,632             102,703,484
     Premises and equipment, net                             3,545,155               3,644,564
     Accrued interest receivable and other assets              967,059               1,559,444
                                                         -------------           -------------

Total assets                                             $ 158,628,368           $ 159,776,502
                                                         =============           =============

Liabilities and shareholders' equity:
     Deposits:
         Non-interest bearing demand                     $  37,036,283           $  42,391,816
         Interest bearing demand                            24,318,742              27,240,522
         Money market accounts                              25,876,397              19,320,016
         Certificates of deposit $100,000 and over          18,779,092              18,055,544
         Other time deposits                                16,206,983              18,413,533
         Other savings deposits                              9,896,260               5,672,974
                                                         -------------           -------------
            Total deposits                                 132,113,757             131,094,405

     Short-term borrowings                                   6,094,458               8,743,121
     Other liabilities                                         885,570               1,384,694
                                                         -------------           -------------
         Total liabilities                                 139,093,785             141,222,220
                                                         -------------           -------------

     Common Stock - No par value;
         6,000,000 shares authorized; issued
         2,682,597 shares at September 30,
         2001 and December 31, 2000                               --                      --
     Additional paid in capital                             16,456,624              16,456,624
     Retained earnings                                       2,956,719               2,410,043
     Accumulated other comprehensive income,
         net of income taxes                                 1,024,277                 590,652
     Treasury stock - 102,000 shares at September 30,
         2001 and December 31, 2000                           (903,037)               (903,037)
                                                         -------------           -------------
         Total shareholders' equity                         19,534,583              18,554,282
                                                         -------------           -------------

Total liabilities and shareholders' equity               $ 158,628,368           $ 159,776,502
                                                         =============           =============

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three  Months Ended
                                                                        September 30,
                                                                 2001                   2000
                                                              ----------             ----------
Interest and fee income
     Interest and fees on loans                               $2,345,968             $2,758,546
     Interest and dividends on investment securities             416,637                622,985
     Other interest income                                       160,232                 49,608
                                                              ----------             ----------
         Total interest and fee income                         2,922,837              3,431,139
                                                              ----------             ----------

Interest expense
     Interest on deposits                                        791,314                931,942
     Interest on short-term borrowings                            46,989                166,668
                                                              ----------             ----------
         Total interest expense                                  838,303              1,098,610
                                                              ----------             ----------

     Net interest income                                       2,084,534              2,332,529
         Provision for loan losses                               130,000                 90,000
                                                              ----------             ----------
     Net interest income after provision for loan losses       1,954,534              2,242,529
                                                              ----------             ----------


Other income
     Service charges, fees and commissions                       294,871                275,543
     Other non-interest income                                     5,312                  5,500
                                                              ----------             ----------
         Total other income                                      300,183                281,043
                                                              ----------             ----------


Other expense
     Salaries and employee benefits                              947,199                844,333
     Net occupancy expense                                       318,906                293,573
     Other operating expenses                                    412,267                400,692
                                                              ----------             ----------
         Total other expense                                   1,678,372              1,538,598
                                                              ----------             ----------


Income before income tax expense                                 576,345                984,974
     Income tax expense                                          191,900                341,700
                                                              ----------             ----------
Net income                                                    $  384,445             $  643,274
                                                              ==========             ==========

Basic earnings per share                                      $      .15             $      .25
                                                              ==========             ==========
Diluted earnings per share                                    $      .15             $      .25
                                                              ==========             ==========
Dividends per common share                                    $      .11             $      .11
                                                              ==========             ==========

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            Nine Months Ended
                                                               September 30,
                                                           2001         2000
                                                        ----------   ----------
Interest and Fee Income
     Interest and fees on loans                         $7,594,394   $7,809,104
     Interest and dividends on investment securities     1,427,286    1,756,588
     Other interest income                                 384,759      240,978
                                                        ----------   ----------
         Total interest and fee income                   9,406,439    9,806,670
                                                        ----------   ----------

Interest Expense
     Interest on deposits                                2,700,589    2,637,530
     Interest on short-term borrowings                     223,388      520,636
                                                        ----------   ----------
         Total interest expense                          2,923,977    3,158,166
                                                        ----------   ----------

Net Interest Income                                      6,482,462    6,648,504
     Provision for loan losses                             240,000      210,000
                                                        ----------   ----------
Net interest income after provision for loan losses      6,242,462    6,438,504
                                                        ----------   ----------

Other Income
     Service charges, fees and commissions                 867,362      797,941
     Other non-interest income                              22,663       16,706
                                                        ----------   ----------
         Total other income                                890,025      814,647
                                                        ----------   ----------

Other Expense
     Salaries and employee benefits                      2,842,791    2,468,322
     Net occupancy expense                                 934,306      858,254
     Other operating expenses                            1,238,817    1,259,389
                                                        ----------   ----------
         Total other expense                             5,015,914    4,585,965
                                                        ----------   ----------

Income before income tax expense                         2,116,573    2,667,186
     Income tax expense                                    718,300      925,000
                                                        ----------   ----------
Net Income                                              $1,398,273   $1,742,186
                                                        ==========   ==========

Basic Earnings Per Share                                $      .54   $      .68
                                                        ==========   ==========
Diluted Earnings Per Share                              $      .54   $      .68
                                                        ==========   ==========
Dividends per common share                              $      .33   $      .31
                                                        ==========   ==========


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                        COMPREHENSIVE INCOME (UNAUDITED)
                   FOR NINE MONTHS SEPTEMBER 30, 2001 AND 2000

                                                                                             Accumulated Other
                              Common        Additional         Retained          Treasury      Comprehensive
                               Stock      Paid In Capital      Earnings            Stock       Income (loss)         Total
                              ------      ---------------      --------          --------    -----------------       -----

December 31, 1999             $   --      $    16,456,624     $ 1,380,578       $ (815,799)  $      (156,099)    $ 16,865,304

Comprehensive income:

  Net income                      --                   --       1,742,186               --                --        1,742,186

  Net unrealized gain
    on securities
    (net of tax effect
    of $213,451)-                 --                   --              --               --           364,166          364,166
                                                                                                                 ------------

Total comprehensive income        --                   --              --              --                 --        2,106,352
                                                                                                                 ------------

Cash dividends                    --                   --        (799,985)             --                 --         (799,985)

Purchase of treasury stock        --                   --              --         (87,238)                            (87,238)
                              ------      ---------------     -----------       ----------   ---------------     ------------

September 30, 2000            $   --      $    16,456,624     $ 2,322,779       $ (903,037)  $       208,067     $ 18,084,433
                              ======      ===============     ===========       ==========   ===============     ============


December 31, 2000             $   --      $    16,456,624     $ 2,410,043       $ (903,037)  $       590,652     $ 18,554,282

Comprehensive income

    Net income                    --                   --       1,398,273               --                --        1,398,273

Net unrealized gain on
  securities, (net of
  tax effect of $254,341)         --                   --              --               --           433,625          433,625
                                                                                                                 ------------

Total comprehensive income        --                   --              --               --                --        1,831,898
                                                                                                                 ------------

Cash dividends                    --                   --        (851,597)              --                --         (851,597)
                              ------      ---------------     -----------       ----------   ---------------     ------------


September 30, 2001            $   --      $    16,456,624     $ 2,956,719       $ (903,037)  $     1,024,277     $ 19,534,583
                              ======      ===============     ===========       ==========   ===============     ============

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Nine Months Ended September 30,
                                                                      2001             2000
                                                                      ----             ----
Cash flows from operating activities:
     Net income                                                 $  1,398,273     $   1,742,186
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation                                                309,782           273,102
         Net accretion of unearned
             discounts on investments                               (105,592)          (24,668)
         Decrease (increase) in accrued interest receivable
             and other assets                                        338,044          (322,972)
         Provision for loan losses                                   240,000           210,000
         Increase(decrease) in other liabilities                    (241,065)           68,498
                                                                ------------     -------------
Net cash provided by operating activities                          1,939,442         1,946,146
                                                                ------------     -------------

Cash flows from investing activities:
     Purchase of investment securities                                  --         (19,309,531)
     Maturities of investment securities                          11,645,000        17,912,762
     Net increase in loans                                        (8,150,148)      (11,878,088)
     Purchase of premises and equipment                             (210,373)          (88,891)
                                                                ------------     -------------
Net cash provided by (used in) investing activities                3,284,479       (13,363,748)
                                                                ------------     -------------

Cash flows from financing activities:
     Net increase in deposit accounts                              1,019,352           224,642
     Net decrease in short-term borrowings                        (2,648,663)         (784,720)
     Dividends paid                                               (1,109,656)         (799,985)
     Purchase of Treasury Stock                                         --             (87,238)
                                                                ------------     -------------
Net cash used in financing activities                             (2,738,967)       (1,447,301)
                                                                ------------     -------------

Net increase (decrease) in cash and cash equivalents               2,484,954       (12,864,903)
Cash and cash equivalents, beginning of period                    14,260,650        23,217,175
                                                                ------------     -------------

Cash and cash equivalents, end of period                        $ 16,745,604     $  10,352,272
                                                                ============     =============

Supplemental disclosure of cash flow data:
    Cash paid during the year for:
         Interest                                               $  3,091,441     $   3,020,350
                                                                ============     =============
         Income taxes                                           $    608,947     $     898,848
                                                                ============     =============

Supplemental disclosure for non-cash financing activity:
     Change in dividends payable                                $    258,059     $      71,894
                                                                ============     =============


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1:  BASIS OF PRESENTATION
------------------------------
Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 2:  INVESTMENT SECURITIES
------------------------------
Investment securities classified as "Held to Maturity" are carried at cost, adjusted for amortization of premiums and accretion of discounts, computed by the interest method. Investment securities classified as "Available for Sale" are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method.

NOTE 3:  SHAREHOLDERS' EQUITY
-----------------------------
A regular quarterly cash dividend of $.11 per share was declared on September 20, 2001 for shareholders of record at October 1, 2001, payable October 31, 2001.

NOTE 4:  ADOPTION OF NEW ACCOUNTING STANDARDS
---------------------------------------------
In June of 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities. For accounting purposes, SFAS 133 comprehensively defines a derivative instrument. SFAS 133 requires that all derivative instruments be recorded in the statement of financial position at fair value. The accounting for the gain or loss due to change in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of SFAS 133" delayed the effective date of this statement for one year. SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of Statement No. 133" addresses a limited number of issues causing implementation difficulties for entities that apply SFAS 133. SFAS 133 applies to all entities and is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001 with no material impact on its financial statements. The Company has no embedded derivative instruments requiring separate accounting treatment. The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments and commitments to sell fixed rate conforming loans. The Company does not currently engage in hedging activities. The commitments to originate and sell fixed rate conforming loans were not material at September 30, 2001 or January 1, 2001.



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

For the first nine months of 2001, the Company reported net income of $1,398,273 or basic and diluted earnings per share of $.54, down 20% from earnings for the first nine months of 2000 of $1,742,186 or $.68 basic and diluted earnings per share. Total assets decreased $1,148,134 or .72% from December 31, 2000 to September 30, 2001.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2000
-------------------------------------------------------------------------
The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income decreased $258,829 or 40.24% to $384,445 for the three months ended September 30, 2001, from $643,274 for the three months ended September 30, 2000. The decrease is primarily due to a decline in interest rates which resulted in a decline in our net interest margin.

NET INTEREST INCOME
-------------------
Net interest income decreased $247,995 or 10.63% to $2,084,534 for the three months ended September 30, 2001, from $2,332,529 for the three months ended September 30, 2000. Total interest and fee income decreased $508,302 or 14.81% for the three months ended September 30, 2001, to $2,922,837 from $3,431,139 for the three months ended September 30, 2000. Average interest earning assets increased from $144.5 million for the three months ended September 30, 2000 to $153.4 million for the three months ended September 30, 2001. The yield on interest earning assets decreased 178 basis points between periods to 7.64% for the three months ended September 30, 2001 compared to 9.42% for the same period in 2000. The decrease in yield on average interest earning assets is due to a decrease in the yield on average loans receivable of 230 basis points to 8.59% for the three months ended September 30, 2001 compared to 10.89% for the three months ended September 30, 2000. This decrease in yield is due to the fact that the majority of the Bank's loans reprice with the Bank's prime rate. The Bank's prime rate was 6.0% and

9.5% at September 30, 2001 and 2000, respectively. This was offset slightly by an increase in yield on average investment securities of 22 basis points to 6.24% for the three months ended September 30, 2001 compared to 6.02% for the three months ended September 30, 2000.

Total interest expense decreased $260,307 or 23.69% to $838,303 for the three months ended September 30, 2001, from $1,098,610 for the three months ended September 30, 2000. The decrease in interest expense is primarily due to a decrease in the average cost of funds. Interest on deposits for the three months ended September 30, 2001, was $791,314 compared to $931,942 for the three months ended September 30, 2000, an decrease of $140,628 or 15.09%. Total interest bearing deposits averaged approximately $100.8 million for the three months ended September 30, 2001 as compared to $89.9 million for the three months ended September 30, 2000. Interest on short-term borrowings decreased $119,679 or 71.81% to $46,989 for the period ended September 30, 2001, from $166,668 for the three months ended September 30, 2000. Short-term borrowings consist of demand notes to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $6.7 million for the three months ended September 30, 2001 compared to approximately $11.0 million for the three months ended September 30, 2000. The average cost of interest bearing liabilities was 3.09% and 4.32% for the three months ended September 30, 2001 and 2000, respectively. This decrease in cost of funds is a result of the decreasing interest rate environment.

PROVISION FOR LOAN LOSSES
-------------------------
The provision for loan losses is based on management's and the Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

During the quarter ended September 30, 2001, the Bank incurred net charge-offs totaling $87,909 as compared to net charge-offs totaling $37,067 for the quarter ended September 30, 2000. Included in net charge-offs for the quarter ended September 30, 2001 is one credit relationship totaling $80,452 for which management and the Loan Committee made a provision of $80,000 as these credits deteriorated.

During the quarter ended September 30, 2001, $130,000 was provided for loan losses, compared to $90,000 for the quarter ended September 30, 2000. The increase in the provision for the quarter ended September 30, 2001 was based on losses incurred, existing economic conditions, and management's evaluation of the loan portfolio at September 30, 2001. At September 30, 2001, the allowance for loan losses was $1,230,335 or 1.10% of total loans. This compares to an allowance of $1,425,200 or 1.39% of total loans at September 30, 2000 and $1,558,530 or 1.49% of total loans at December 31, 2000. Loans on non-accrual status at September 30, 2001, totaled $27,697 compared to $21,763 at September 30, 2000 and $283,323 at December 31, 2000. Loans past due over 30 days totaled $418,237 or 0.37% of total loans at September 30, 2001, compared to $958,749 or 0.95% at December 31, 2000 and $821,577 or 0.80% of total loans at September 30, 2000. Generally, loans are placed on non-accrual status at the earlier of when they are 90 days past due or when the collection of interest becomes doubtful. In management's opinion, the allowance for loan losses at September 30, 2001 is adequate for probable losses existing in the loan portfolio.

OTHER INCOME
------------
Other income for the three months ended September 30, 2001, increased $19,140 or 6.81% to $300,183 from $281,043 for the three months ended September 30, 2000. The increase is primarily due to an increase in merchant credit card fees of $19,688.

OTHER EXPENSE
-------------
Bank overhead increased $139,774 or 9.08% to $1,678,372 for the three months ended September 30, 2001, from, $1,538,598 for the three months ended September 30, 2000. Salaries and employee benefits increased $102,866 or 12.18% to $947,199 for the three months ended September 30, 2001, from $844,333 for the three month period ended September 30, 2000. This increase is primarily attributed to annual merit raises given to the employees, increased commissions due to increased loan originations, and the addition of several new employees. Net occupancy expense increased $25,333 or 8.63% to $318,906 for the three months ended September 30, 2001 from $293,573 for the three months ended September 30, 2000. This increase is due to an increase in depreciation expense and maintenance contracts related to the implementation of the bank's internet banking service. Other operating expenses increased $11,575 or 2.89% to $412,267 for the three months ended September 30, 2001, from $400,692 for the three months ended September 30, 2000. This increase is primarily due to an increase in professional fees for consulting services and data processing fees.

INCOME TAX EXPENSE
------------------
During the quarter ended September 30, 2001, the Company's effective tax rate was 33.3% compared to 34.7% during the quarter ended September 30, 2000.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000
-----------------------------------------------------------------------
Net income decreased $343,913 or 19.74% to $1,398,273 for the nine months ended September 30, 2001, from $1,742,186 for the nine months ended September 30, 2000. The decrease is primarily due to a decline in interest rates which resulted in a decline in our net interest margin, and an increase in total other expenses.

NET INTEREST INCOME
-------------------
Net interest income decreased $166,042 or 2.5% to $6,482,462 for the nine months ended September 30, 2001, from $6,648,504 for the nine months ended September 30, 2000. Total interest and fee income decreased $400,231 or 4.08% for the nine months ended September 30, 2001, to $9,406,439 from $9,806,670 for the nine months ended September 30, 2000. This decrease in interest and fee income is due to a decrease in average yield of interest earning assets. Average interest earning assets increased from $143.8 million for the nine months ended September 30, 2000 to $150.8 million for the nine months ended September 30, 2001 primarily due to an increase in commercial loans. The yield on interest earning assets decreased 78 basis points between periods to 8.34% for the nine months ended September 30, 2001 compared to 9.12% for the same period in 2000. The decrease in yield on average interest earning assets is due to a decrease in the yield on average loans of 117 basis points to 9.5% for the nine months ended September 30, 2001 compared to 10.67% for the nine months ended September 30, 2000. The decrease in yield is due to the fact that the majority of the Bank's loans reprice with the Bank's prime rate. The Bank's prime rate was 6.0% and 9.5% at September 30, 2001 and 2000, respectively. This was offset slightly by an increase in yield on average investment securities of 36 basis points to 6.14% for the nine months ended September 30, 2001 compared to 5.78% for the nine months ended September 30, 2000.

Total interest expense decreased $234,189 or 7.42% to $2,923,977 for the nine months ended September 30, 2001 from $3,158,166 for nine months ended September 30, 2000. Interest on deposits for the nine months ended September 30, 2001, was $2,700,589 compared to $2,637,530 for the nine months ended September 30, 2000, an increase of $63,059 or 2.39%. Total interest bearing deposits averaged approximately $97.9 million for the nine months ended September 30, 2001 compared to $89.9 million for the nine months ended September 30, 2000. Interest on short-term borrowings decreased $297,248 or 57.09% to $223,388 for the period ended September 30, 2001, from $520,636 for the nine months ended September 30, 2000. Short-term borrowings consist of demand notes to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $7.6 million for the nine months ended September 30, 2001 compared to approximately $12.1 million for the nine months ended September 30, 2000. The average cost of interest bearing liabilities was 3.71% and 4.14% for the nine months ended September 30, 2001 and 2000, respectively. This decrease in cost of funds is a result of the decreasing interest rate environment.

PROVISION FOR LOAN LOSSES
-------------------------
During the nine months ended September 30, 2001, $240,000 was provided for loan losses compared to $210,000 for the nine months ended September 30, 2000. At September 30, 2001 the allowance for loan losses was $1,230,335 or 1.10% of total loans. This compares to an allowance of $1,425,200 or 1.39% of total loans at September 30, 2000 and $1,558,530 or 1.49% of total loans at December 31, 2000. During the nine months ended September 30, 2001, the Bank incurred net charge-offs totaling $568,195 as compared to net charge-offs totaling $34,938 for the same period ended September 30, 2000. Included in net charge-offs for the nine months ended September 30, 2001 are three credit relationships totaling $500,748 for which management and the Loan Committee over the previous four quarters made provision as these credits deteriorated.

OTHER INCOME
------------
Other income for the nine months ended September 30, 2001, increased $75,378 or 9.25% to $890,025 from $814,647 for the nine months ended September 30, 2000. This increase is primarily due to an increase in mortgage loan activity between periods resulting in a increase in mortgage servicing release premiums of $55,109. The increase is also due to an increase in merchant card fees of $30,142.

OTHER EXPENSE
-------------
Other expenses increased $429,949 or 9.38% to $5,015,914 for the nine months ended September 30, 2001, from $4,585,965 for the nine months ended September 30, 2000. Salaries and employee benefits increased $374,469 or 15.17% to $2,842,791 for the nine months ended September 30, 2001, from $2,468,322 for the nine months ended September 30, 2000. This increase is primarily attributed to annual merit raises given to the employees, increased commissions due to increased loan originations, and the addition of several new employees. Net occupancy expense increased $76,052 or 8.86% to $934,306 for the nine months ended September 30, 2001 from $858,254 for the nine months ended September 30, 2000. This increase is due to an increase in depreciation expense and maintenance contracts associated with the banks new internet banking product. Other operating expenses decreased $20,572 or 1.63% to $1,238,817 for the nine months ended September 30, 2001, from $1,259,389 for the nine months ending September 30, 2000. This decrease is primarily due to a decrease in professional fees for consulting services in 2000 related to internet banking activities.

INCOME TAX EXPENSE
------------------
For the nine months ended September 30, 2001, the Company's effective tax rate was 33.9% compared to 34.7% for the nine months ended September 30, 2000.

LIQUIDITY
---------
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company's primary liquid assets accounted for 27.42% and 31.42% of total assets at September 30, 2001 and 2000, respectively. Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At September 30, 2001 and 2000, the Bank's liquidity ratio was 35.3% and 31.5%, respectively.

CAPITAL RESOURCES
-----------------
The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering, the retention of earnings less dividends paid and the exercising of stock options for a total shareholders' equity at September 30, 2001, of $19,534,583. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The Company and the Bank were in compliance with regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines at September 30, 2001. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at September 30, 2001, for the Bank is 15.41% and at September 30, 2000, was 17.03%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing. The Bank plans to have capital expenditures during 2001 in implementing its internet banking services.

ACCOUNTING AND REPORTING CHANGES
--------------------------------
In June of 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes, for the first time, comprehensive accounting and reporting standards for derivative instruments and hedging activities. For accounting purposes, SFAS 133 comprehensively defines a derivative instrument. SFAS 133 requires that all derivative instruments be recorded in the statement of financial position at fair value. The accounting for the gain or loss due to change in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of SFAS 133" delayed the effective date of this statement for one year. SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of Statement No. 133" addresses a limited number of issues causing implementation difficulties for entities that apply SFAS 133. SFAS 133 applies to all entities and is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001 with no material impact on its financial statements. The Company has no embedded derivative instruments requiring separate accounting treatment. The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments and commitments to sell fixed rate conforming loans. The Company does not currently engage in hedging activities. The commitments to originate and sell fixed rate conforming loans were not material at September 30, 2001 or January 1, 2001.

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

EFFECT OF INFLATION AND CHANGING PRICES
---------------------------------------
The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. As of September 30, 2001, management believes that there have been no significant changes in market risk as disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS
--------------------------
The Company and its subsidiary from time to time are involved as plaintiff or defendant in various legal actions incident to its business. These actions are not believed to be material either individually or collectively to the consolidated financial condition of the Company or its subsidiary.

ITEM 2.  CHANGES IN SECURITIES
------------------------------
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None.

ITEM 5.  OTHER INFORMATION
--------------------------
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BANK OF SOUTH CAROLINA CORPORATION

November 10, 2001
                                        BY: /s/ Hugh C. Lane, Jr.
                                            ------------------------------------
                                            Hugh C. Lane, Jr.
                                            President



                                        BY: /s/ William L. Hiott, Jr.
                                            ------------------------------------
                                            William L. Hiott, Jr.
                                            Executive Vice President & Treasurer