Form 10KSB
period 2001-12-31
BANK OF SOUTH CAROLINA CORP
filed 2002-03-26
CIK 1007273

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

Commission file number: 0-27702
                        -------

                       BANK OF SOUTH CAROLINA CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

       South Carolina                                            57-1021355
-------------------------------                           ----------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                            Identification Number)

256 MEETING STREET, CHARLESTON, SC                                 29401
----------------------------------                         ---------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:  (843) 724-1500
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
Not Applicable
--------------

Issuer's revenues for its most recent fiscal year: $13,121,860

Aggregate market value of the voting stock held by non-affiliates:  $35,709,730

As of March 21, 2002, the Registrant has outstanding 2,550,695 shares of common stock.

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

                                                            PART II

   Item 5.   Market for the Company's Common Equity and Related Stockholder Matters..........................6
   Item 6.   Management's Discussion and Analysis or Plan
             of Operations...................................................................................9
   Item 7.   Financial Statements...........................................................................20
   Item 8.   Changes In and Disagreements With Accountants on Accounting and
             Financial Disclosure...........................................................................45

                                                            PART III

   Item 9.   Directors and Executive Officers, Promotors and Control Persons;
             Compliance with Section 16(a) of the Exchange Act..............................................45
  Item 10.   Executive Compensation.........................................................................46
  Item 11.   Security Ownership of Certain Beneficial Owners and Management.................................48
  Item 12.   Certain Relationships and Related Transactions.................................................51

                                                            PART IV

  Item 13.   Exhibits and Reports on Form 8-K...............................................................52

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

The Bank offers credit cards (through correspondent banking services) including MasterCard (TM) and Visa (TM) along with a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. Other services offered, but not limited to, include safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the Visa Debit Card Program. This service is called "Check Card" by the Bank and also offers purchases by the cardholder where Visa cards are accepted worldwide using a direct charge to their checking account. The Bank operates a courier service and ACH organization service as part of its deposit services for commercial customers and provides a safekeeping brokerage service through one of its correspondent banks. During 2001, the Bank introduced Internet Banking. This service is called "ESafe" by the Bank and offers twenty-four hour information, up-to-the minute account activity, automatic transfers or one-time transfers between accounts, actual images of customer checks, and statement viewing. All banking services are available through four banking house locations, 256 Meeting Street, Charleston, SC, 100 N. Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC, and 2027 Sam Rittenberg Boulevard, Charleston, SC. A complete listing of the Bank's services may be referenced in the Company's Annual Report on page 36.

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

The Company's accounting policies are discussed in Item 7, Note 1 to the Consolidated Financial Statements. Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment. For additional discussion concerning the Company's allowance for loan losses and related matters, see Item 6, "Allowance for Loan Losses".

The Company was authorized by its Board of Directors at its December 1995, board meeting to repurchase up to 77,000 shares of its common stock on the open market from time to time, and, at its October, 1999 Board meeting, to repurchase up to 25,000 shares of its common stock on the open market from time to time, and, at its October, 2001 Board meeting, to repurchase up to 30,000 shares of its common stock on the open market from time to time. As of this date, 131,902 shares have been repurchased by the Company.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment had no material effect on the capital expenditures, earnings and competitive position of the Bank in the fiscal year ended December 31, 2001.

By year end 2001, the Bank employed 71 people, 9 of whom are part time employees, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Bank leases its headquarters and office facilities at 256 Meeting Street in downtown Charleston. The lease of these facilities provides for an initial term of ten years beginning on March 1, 1987, with at least three ten year renewal options upon the same terms as the original lease term with notice of exercise of each option being given at least six months prior to the expiration of each term. Base rent is payable in equal monthly installments of $26,825 in advance. The base rent will increase at the end of each rental year by the lesser of (i) 8% of the base rent or (ii) the percentage increase in the Consumer Price Index, Urban Index, For All Wage Earners, issued by the U.S. Department of Labor.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There were issued and outstanding 2,563,797 shares of the 6,000,000 authorized shares of common stock of the Company at the close of the Company's fiscal year ended December 31, 2001. These outstanding shares were held by approximately 900 shareholders of record on December 31, 2001. The common stock of the Company is traded in the "over-the-counter" (OTC) market by five market making investment banking firms. These firms are The Robinson-Humphrey Company, Inc., Sterne, Agee & Leach, Inc., Scott and Stringfellow, Inc., Nite Securities LP and Speer, Leeds & Kellogg. Stock quotations are available through the National Association of Securities Dealers Automated Quotations (NASDAQ) where the Bank's shares are listed as BKSC.

According to information supplied by The Nasdaq Stock Market, the range of high and low bid quotations for each quarterly period in the fiscal years 2001, 2000 and 1999 has been as follows:

                                    2001                                 2000                                   1999
                           -----------------------              ----------------------                ---------------------
                            HIGH              LOW               HIGH               LOW                HIGH             LOW
First Quarter              14.00             12.88              14.50             11.88               17.00           14.00
Second Quarter             14.25             13.00              12.50             11.00               16.25           13.75
Third Quarter              14.25             12.75              12.63             11.25               15.12           13.00
Fourth Quarter             17.00             12.75              14.00             12.44               14.75           11.25

The Board of Directors of Bank of South Carolina Corporation declared quarterly dividends in 2001 of $.11 per share to shareholders of record March 31, 2001, payable April 30, 2001; $.11 per share to shareholders of record July 2, 2001, payable July 31, 2001; $.11 per share to shareholders of record October 1, 2001, payable October 31, 2001; and $.11 per share to shareholders of record December 31, 2001, payable January 31, 2002.

The Board of Directors of Bank of South Carolina Corporation declared quarterly dividends in 2000 of $.09 per share to shareholders of record March 31, 2000, payable April 28, 2000, $.11 per share to shareholders of record June 30, 2000, payable July 31, 2000, $.11 per share to shareholders of record October 2, 2000, payable October 31, 2000, $.11 per share to shareholders of record December, 31, 2000, payable January 31, 2001 and a special dividend of $.10 per share to shareholders of record December 31, 2000, payable January 31, 2001.

The Board of Directors of Bank of South Carolina Corporation declared quarterly dividends in 1999 of $.07 per share to shareholders of record March 31, 1999, payable April 30, 1999, $.09 per share to shareholders of record June 30, 1999, payable July 30, 1999, $.09 per share to shareholders of record September 30, 1999, payable October 28, 1999, $.09 per share to shareholders of record December 31, 1999, payable January 31, 2000 and a special dividend of $.10 per share to shareholders of record December 31, 1999, payable January 31, 2000.

As of December 31, 2001, there were approximately 900 shareholders of record with shares held by individuals and in street name, and on March 11, 2002, the market price for the common stock of the Company was $13.65. It is the intent of the Company to continue paying dividends in the future.

Cash dividends, when declared, are paid by the Bank to the Corporation for distribution to shareholders of record of the Corporation. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company.

CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                  2001               2000             1999              1998                1997
                                            --------------     -------------     ------------     -------------        ------------
FOR DECEMBER 31:
Net Income                                  $    1,802,951     $   2,371,375     $  1,915,516     $   1,660,149        $  1,609,618
   Selected Year End Balances
   Total Assets                                158,466,073       159,776,502      154,653,402       145,019,801         124,478,023
   Total Loans                                 118,492,932       104,262,014       90,748,717        84,140,365          79,965,957
   Investment Securities Available for Sale     24,580,858        37,608,360       35,873,009        33,759,333          19,483,167
   Investment Securities Held to Maturity               --                --          600,208                --                  --
   Federal Funds Sold and Resale Agreements      4,478,358         7,325,000       16,255,000        15,450,000          15,600,000
   Interest Bearing Deposits in Other Banks          7,527             7,239            6,919             6,666               6,421
   Earning Assets                              147,559,675       149,202,613      143,483,853       133,356,364         115,055,545
   Deposits                                    133,138,739       131,094,405      125,280,450       123,973,308         104,469,073
   Shareholders' Equity                         19,301,495        18,554,282       16,865,304        16,677,533          15,521,347
Weighted Average Shares Outstanding-Diluted (1)  2,578,748         2,580,786        2,604,620         2,599,212           2,596,209

FOR THE YEAR:

Selected Average Balances
   Total Assets                                161,089,339       155,717,433      148,714,025       136,981,780         112,413,053
   Total Loans                                 108,786,605        98,994,148       88,479,401        83,106,872          74,682,392
   Investment Securities Available for Sale     29,494,213        39,645,741       35,806,229        21,399,194          19,517,222
   Investment Securities Held to Maturity               --           157,408          445,242                --                  --
   Federal Funds Sold and Resale Agreements     12,506,915         5,004,918       12,138,096        21,761,014          10,824,383
   Interest Bearing Deposits in Other Banks          7,415             7,091            6,813             6,561               6,309
   Earning Assets                              150,795,148       143,809,306      136,875,781       126,273,641         105,030,306
   Deposits                                    133,901,375       125,722,863      123,559,722       115,225,489          93,055,877
   Shareholders' Equity                         19,251,627        17,650,334       17,049,863        16,203,404          15,005,232

PERFORMANCE RATIOS:

Return on Average Equity                              9.37%           13.44%            11.23%           10.25%            10.73%
Return on Average Assets                              1.12%            1.52%             1.29%            1.21%             1.43%
Average Equity to Average Assets                     11.95%           11.33%            11.46%           11.83%            13.35%
Net Interest Margin                                   5.65%            6.24%             5.57%            5.43%             5.92%
Net Charge-offs to Average Loans                      0.64%            0.01%             0.09%            0.03%             0.05%
Allowance for Loan Losses as a
   Percentage of Total Loans                          1.01%            1.49%            1.38%             1.47%             1.51%

PER SHARE: (1)

Basic Earnings                              $          0.70    $        0.92     $        0.74    $        0.64        $    0.63
Diluted Earnings                                       0.70             0.92              0.74             0.64             0.62
Year End Book Value                                    7.53             7.19              6.52             6.40             6.03
Cash Dividends Declared                                0.44             0.52              0.44             0.26             0.43
Dividend Payout Ratio                                62.86%            56.52%            59.46%           40.05%           69.83%

Full Time Employee Equivalents                           67               70                70               60               55



(1) On May 15, 1997, the Company issued a 2 for 1 stock split. On May 15, 1998, the Company issued a 10% stock dividend. All share and per share data have been retroactively restated to reflect these stock splits and stock dividends.

The following tables, as well as the previously presented consolidated financial highlights, set forth certain selected financial information concerning the Company and its wholly owned subsidiary. The information was derived from audited consolidated financial statements. The information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, and the audited consolidated financial statements and notes which are presented elsewhere in this report.

                                                                                   FOR YEARS ENDED
                                                                                      DECEMBER 31,
                                                  ---------------------------------------------------------------------------------
                                                       2001              2000            1999             1998              1997
                                                  -------------    -------------   --------------   --------------   --------------
Operating Data:

Interest and fee income                           $  12,005,654    $  13,226,888   $   11,105,599   $   10,593,431   $    9,160,575
Interest expense                                      3,491,281        4,254,428        3,474,786        3,730,741        2,942,024
                                                  -------------    -------------   --------------   --------------   --------------
Net interest income                                   8,514,373        8,972,460        7,630,813        6,862,690        6,218,551
Provision for loan losses                               335,000          315,000           90,000           55,000          210,000
                                                  -------------    -------------   --------------   --------------   --------------
Net interest income after
    provision for loan losses                         8,179,373        8,657,460        7,540,813        6,807,690        6,008,551
Other income                                          1,116,206          974,900          873,685          659,332          499,832
Other expense                                         6,573,018        6,001,985        5,453,286        4,889,139        3,993,265
                                                  -------------    -------------   --------------   --------------   --------------
Income before income taxes                            2,722,561        3,630,375        2,961,212        2,577,883        2,515,118
Income tax expense                                      919,610        1,259,000        1,045,696          917,734          905,500
                                                  -------------    -------------   --------------   --------------   --------------
Net income                                        $   1,802,951    $   2,371,375   $    1,915,516   $    1,660,149   $    1,609,618
                                                  =============    =============   ==============   ==============   ==============
Basic income per share (1)                        $        0.70    $        0.92   $         0.74   $         0.64   $         0.63
                                                  =============    =============   ==============   ==============   ==============
Diluted income per share (1)                      $        0.70    $        0.92   $         0.74   $         0.64   $         0.62
                                                  =============    =============   ==============   ==============   ==============
Weighted average common shares-basic (1)              2,578,532        2,580,786        2,604,620        2,599,212        2,573,775
Weighted average common shares - diluted (1)          2,578,748        2,580,786        2,604,620        2,599,212        2,596,209
Dividends per common share (1)                    $        0.44    $        0.52   $         0.44   $         0.26        $    0.43

                                                                                        AS OF
                                                                                      DECEMBER 31,
                                                  ---------------------------------------------------------------------------------
                                                       2001              2000            1999             1998             1997
                                                  -------------    -------------   --------------   --------------  ---------------
Balance Sheet Data:

Investment securities available for sale          $  24,580,858    $ 37,608,360     $  35,873,009   $   33,759,333  $    19,483,167
Investment securities held to maturity                       --               --          600,208               --               --
Total loans                                         118,492,932      104,262,014       90,748,717       84,140,365       79,965,957
Allowance for loan losses                             1,201,091        1,558,530        1,250,138        1,239,968        1,210,528
Total assets                                        158,466,073      159,776,502      154,653,402      145,019,801      124,478,023
Total deposits                                      133,138,739      131,094,405      125,280,450      123,973,308      104,469,073
Shareholders' equity                                 19,301,495       18,554,282       16,865,304       16,677,533       15,521,347


1) On May 15, 1997, the Company issued a 2 for 1 stock split. On May 15, 1998, the Company issued a 10% stock dividend. All share and per share data have been retroactively restated to reflect these stock splits and stock dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Management's discussion and analysis is included to provide the shareholders with an expanded narrative of the Company's results of operations, changes in financial condition, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the audited consolidated financial statements and notes included in this report and the Company's 2001 Annual Report. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this annual report contain certain "forward-looking statements" concerning the future operations of the Bank of South Carolina Corporation. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all "forward-looking statements" contained in our Annual Report. We have used "forward-looking statements" to describe future plans and strategies including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to successfully address competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements" and undue reliance should not be placed on such statements.

                                    OVERVIEW

Earnings for the year were $1,802,951 or basic and diluted earnings per share of $.70 down 23.97% from 2000's earnings of $2,371,375 or basic and diluted earnings per share of $.92. Earnings for the fourth quarter of 2001 were $404,677 or basic and diluted earnings per share of $.16, down 35.68% from fourth quarter 2000 earnings of $629,188 or basic and diluted earnings per share of $.24. Our returns on average equity and average assets for the year were 9.37% and 1.12%, respectively, compared to the 2000 return on average equity and return on average assets of 13.44% and 1.52%, respectively. Earnings for the year were 15.20% above our profit plan.

2001 was a good year for our loan growth with mortgage loan originations increasing $47,205,572 or 120% from $39,224,487 for 2000 to $86,430,059 for
2001. Loans closed during 2001 totaled 476, an increase of 93.50% or 230 from 246 in 2000. Average loan amount increased $22,127 or 13.88% to $181,576 from $159,449 for 2000.

During 2001, the Company declared 4 regular quarterly cash dividend of $.11 per share, thereby sharing its profits with its owners as it has in prior years.

      COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001, TO DECEMBER 31, 2000

Net income decreased $568,424 from $2,371,375 for 2000, to $1,802,951 for 2001 or 23.97% decreasing basic and diluted earnings per share to $.70 for 2001, compared to basic and diluted earnings per share of $.92 for 2000. This decrease is primarily due to a decline in interest rates which resulted in a decline in our net interest income.

Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net interest income decreased $458,087 from $8,972,460 for 2000 to $8,514,373 for 2001. This decrease is primarily due to a decline in interest rates which resulted in a decline in our net interest margin.

Total interest and fee income decreased 9.23% or $1,221,234 in 2001. This decrease in interest and fee income is due to a decrease in average yield of interest earning assets. Average interest earning assets increased from $143.8 million for the year ended December 31, 2000 to $150.8 million for the year ended December 31, 2001 primarily due to an increase in average loans receivable of $9.8 million between periods. The yield on interest earning assets decreased 124 basis points between years to

7.96% for the year ended December 31, 2001 compared to 9.20% for the year ended December 31, 2000. The decrease in yield on average interest earning assets is due to an decrease in the yield on average loans receivable of 174 basis points to 8.96% for the year ended December 31, 2001 compared to 10.70% for the year ended December 31, 2000. This decrease in yield is due to the fact that the majority of the Bank's loans reprice with the Bank's prime rate. The Bank's prime rate was 4.75% and 9.50% at December 31, 2001 and 2000, respectively.

Total interest expense decreased 17.94% or $763,147 in 2001. The decrease in interest expense is primarily due to the a decrease in the average cost of funds. Interest paid on deposits for the year ended December 31, 2001, was $3,244,702 compared to $3,593,172 for the year ended December 31, 2000, a decrease of $348,470 or 9.70%. Total interest bearing deposits averaged approximately $97.81 million for the year ended December 31, 2001 compared to $90.10 million for the year ended December 31, 2000. In addition, the average cost of deposits decreased 67 basis points from 3.99% for the year ended December 31, 2000 to 3.32% for the year ended December 31, 2000. Interest on short-term borrowings decreased $414,677 or 62.71% to $246,579 for the year ended December 31, 2001, from $661,256 for the year ended December 31, 2000. Short-term borrowings consist of federal funds purchased, demand notes to the U.
S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $6.94 million for the year ended December 31, 2001 compared to approximately $11.33 million for the year ended December 31, 2000. The average cost of interest bearing liabilities was 3.33% and 4.20% for the years ended December 31, 2001 and 2000, respectively.

The provision for loan losses increased from $315,000 for 2000 to $335,000 for 2001. The increase in the provision is attributable to the growth in the loan portfolio, the decrease in non-accrual loans, the decrease in delinquency rates and an increase in the loans on the Bank's watch list. The allowance for loan losses as a percentage of total loans decreased from 1.49% in 2000 to 1.01% in 2001. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. For further discussion, see "Non-accrual and Past Due Loans" and "Allowance for Loan Losses."

Total other income increased from $974,900 for 2000, to $1,116,206 for 2001. This increase is attributable to an increase in mortgage loan activity between periods resulting in mortgage servicing release premiums of $262,677 offset by an increase in discount fees paid of $148,621.

Total other expense increased 9.51% or $571,033 from $6,001,985 for 2000 to $6,573,018 for 2001. This increase is primarily due to a 15.11% increase in salaries and employee benefits as a result of annual merit increase and an increase of approximately $204,000 of commissions due to increased loan originations.

Occupancy expense increased $102,780 or 8.91% from $1,153,123 for 2000 to $1,255,903 for 2001. This increase is due to an increase in depreciation expense and maintenance contracts associated with the Banks new internet banking product.

Other operating expense decreased $32,166 or 2.09% from $1,536,963 for 2000 to $1,504,797 for 2001.

Income tax expense decreased from $1,259,000 for 2000 to $919,610 for 2001. The Company's effective tax rate was approximately 34% and 35% for the years ended December 31, 2001 and 2000, respectively.

      COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000, TO DECEMBER 31, 1999

Net income increased $455,859 from $1,915,516 for 1999, to $2,371,375 for 2000 or 23.80% increasing basic and diluted earnings per share to $.92 for 2000, compared to basic and diluted earnings per share of $.74 for 1999. This increase is primarily attributable to increases in net interest income.

Net interest income increased $1,341,647 from $7,630,813 for 1999 to $8,972,460 for 2000. This increase is due to yield on earning assets and an increase in total earning assets combined with a smaller increase in the average cost of interest bearing liabilities, resulting in an increase in net interest spread.

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

Total interest expense increased 22.44% or $779,642 in 2000. The increase in interest expense is primarily due to the increase in average interest bearing liabilities and an increase in the average cost of funds. Interest paid on deposits for the year ended December 31, 2000, was $3,593,172 compared to $3,146,651 for the year ended December 31, 1999, an increase of $446,521 or 14.19%. Total interest bearing deposits averaged approximately $90.10 million for the year ended December 31, 2000 compared to $90.92 million for the year ended December 31, 1999; however, the average cost of deposits increased 53 basis points from 3.46% for the year ended December 31, 1999 to 3.99% for the year ended December 31, 2000. Interest on short-term borrowings increased $333,121 or 101.52% to $661,256 for the year ended December 31, 2000, from $328,135 for the year ended December 31, 1999. Short-term borrowings consist of federal funds purchased, demand notes to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $11.33 million for the year ended December 31, 2000 compared to approximately $7.02 million for the year ended December 31, 1999. The average cost of interest bearing liabilities was 4.20% and 3.55% for the years ended December 31, 2000 and 1999, respectively.

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

Total other income increased slightly from $873,685 for 1999, to $974,900 for 2000. This increase is attributable to increases in service charges and fees on deposit accounts due to a restructuring of service charges and fees in July 1999 as well as an increase in mortgage banking income.

Total other expense increased 10.06% or $548,699 from $5,453,286 for 1999 to $6,001,985 for 2000. This increase is due in part to a 9.55% increase in salaries and employee benefits as a result of annual merit increase for the Company's staff and an increase in the Company's ESOP contribution.

Occupancy expense increased $43,237 or 3.90% from $1,109,886 for 1999 to $1,153,123 for 2000. This increase is primarily due to increased depreciation on equipment as a result of equipment purchases in 1999 and 2000.

Other operating expense increased $216,824 or 16.42% from $1,320,139 for 1999 to $1,536,963 for 2000. This increase is primarily due to outside professional fees related to internet banking activities.

Income tax expense increased from $1,045,696 for 1999 to $1,259,000 for 2000. The Company's effective tax rate was approximately 35% for both 2000 and 1999. The increase in income tax expense is directly related to the increase in pretax income.

                         ASSET AND LIABILITY MANAGEMENT

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. At year end 2001, total assets were $158,466,073, a decrease of 0.82% from the end of the previous year, and total deposits were $133,138,739, an increase of 1.56% from the end of the previous year, while short-term borrowings, consisting of Securities Sold Under Agreement to Repurchase and Demand Notes Issued to U.S. Treasury, were down $3,860,751.

Approximately 93% of the Company's assets were earning assets composed of U.S. Treasury, Federal Agency and municipal securities in the amount of $24,580,858 Federal Funds Sold and interest bearing deposits in other banks in the amount of $4,485,885, and loans in the amount of $118,492,932.

The yield on a majority of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company's liabilities are issued with fixed terms and can be repriced only at maturity. During periods of falling interest rates, as experienced from 1991 through 1993, the yield on the Company's assets declines faster than the rates paid on supporting liabilities. This causes a decline in the net interest margin because the difference between what the Company earns on its assets and what it pays on its liabilities becomes narrower. After interest rates have stabilized, there is a period of time until the rates paid on interest-bearing liabilities declines enough to restore the net interest margin. As demonstrated by the improving net interest margin in 1994 and 1995, the opposite effect of increasing net interest income is realized in a rising rate environment given the Company's 1996 balance sheet structure. In the stable rate environment which existed in 1997, the Bank's net interest margin was impacted by a change in mix of earning assets with the deposit growth of the Bank being invested in federal funds sold during the year. Basically, the same situation existed in 1998 with relatively stable interest rates until the end of November 1998. During 1998, deposits increased 19% while loans increased 5%. The excess funds from the extraordinary deposit growth were invested in federal funds sold. Deposit growth outstripping loan growth resulted in a lower percentage of earning assets invested in the historically higher yielding loans and a commensurate decrease in margin from 5.92% for the year ended December 31, 1997 to 5.43% for the year ended December 31, 1998. A leveling off of deposit growth to 1% coupled with an 8% increase in loans in 1999, resulted in a better employment of funds in historically higher yielding loans during the year. Additional funds were invested in U. S. Treasury and Federal Agency Securities with a commensurate reduction in Federal Funds Sold. The change in mix of earning assets and increases in interest rates during the last half of the year resulted in significantly improved net interest income and net interest margin. During 2000, loans continued to grow at a faster rate than deposits, and interest rates continued to rise, improving the yield on earning assets. This growth in interest earning assets coupled with a rise in interest rates resulted in another significant improvement in net interest income and net interest margin. During 2001, loans continued to grow at a faster rate than deposits, however, our net interest margin declined by 59 basis points from January to December with the decline in interest rates.

                                   MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. For the Company, this risk is constituted primarily of interest rate risk in its lending and investing activities as they relate to their funding by deposit and borrowing activities.

The Bank's policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities and to attempt to maintain an asset positive position over a 6 month period. In adhering to this policy, it is anticipated that the Bank's net interest margins will not be materially affected by changes in interest rates. The net interest rate spread for 2001 decreased to 4.63% from 5.00% for 2000 and the net interest margin for 2001 decreased to 5.65% from 6.24% for 2000. Management will continue to monitor its asset sensitive position in times of decreasing interest rates, which might adversely affect its net interest margin.

Since the rates on most of the Bank's interest bearing liabilities can vary on a daily basis, management continues to maintain a loan portfolio priced predominately on a variable rate basis. The Bank seeks stable, long-term deposit relationships to fund its loan portfolio.

At December 31, 2001, the average maturity of the investment portfolio was 27 months with an average yield of 6.93% compared to 26 months with an average yield of 6.63% at December 31, 2000.

The Bank does not own, nor has it ever, purchased derivative financial instruments. The Company does not take foreign exchange or commodity risks.

THE FOLLOWING TABLE SUMMARIZES THE BANK'S INTEREST SENSITIVITY POSITION AS OF DECEMBER 31, 2001:

                                                        3 MONTHS     6 MONTHS      1 YEAR
                                             LESS        TO LESS      TO LESS      TO LESS                                ESTIMATED
EARNING ASSETS                              THAN 3       THAN 6       THAN 1       THAN 5       5 YEARS                      FAIR
(IN 000'S)                       1 DAY      MONTHS       MONTHS        YEAR         YEARS       OR MORE         TOTAL        VALUE
----------                       -----      ------       ------        ----         -----       -------         -----        -----
Loans                        $    96,013  $    7,376   $   11,340    $   1,074    $    2,502   $     188    $   118,493  $  118,138
Investment securities                 --          --           --        2,440        19,556       1,170         23,166      24,581
Short term investments                 8          --           --           --            --          --              8           8
Federal funds sold                 4,478          --           --           --            --          --          4,478       4,478
                             -----------  ----------   ----------    ---------    ----------   ---------   ------------  ----------
Total                        $   100,499  $    7,376   $   11,340    $   3,514    $   22,058   $   1,358   $    146,145  $  147,205
                             ===========  ==========   ==========    =========    ==========   =========   ============  ==========

INTEREST BEARING LIABILITIES
(IN 000'S)

CD's 100,000 and over        $        --  $   11,383   $    4,329    $   3,311    $      235   $      --    $    19,258 $    19,128
CD's under 100,000 and
  other time deposits                162       7,570        4,407        2,985           215          --         15,339      15,235
Money market and interest
  bearing demand accounts         50,596          --           --           --            --          --         50,596      50,596
Savings                           10,257          --           --           --            --          --         10,257      10,257
Short term borrowings              4,882          --           --           --            --          --          4,882       4,882
                             -----------  ----------   ----------    ---------    ----------   ---------    -----------  ----------
                             $    65,897  $   18,953   $    8,736    $   6,296    $      450  $       --    $   100,332  $  100,098
                             ===========  ==========   ==========    =========    ==========  ==========    ===========  ==========

Net                          $    34,602  $  (11,577)  $    2,604    $  (2,782)   $   21,608  $    1,358    $    45,813  $   47,107
                                  ======     ========       =====      =======        ======       =====         ======      ======
Cumulative                                $   23,025   $   25,629    $  22,847    $   44,455  $   45,813
                                              ======       ======       ======        ======      ======

LIQUIDITY

The Bank manages its assets and liabilities to ensure that there is sufficient liquidity to enable management to fund deposit withdrawals, loan demand, capital expenditures, reserve requirements, operating expenses and dividends and to manage daily operations on an ongoing basis. Funds are primarily provided by the Bank through customer's deposits, principal and interest payments on loans, mortgage loan sales, the sale or maturity of securities, temporary investments and earnings. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. Investment securities are an important tool in the Company's liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk. All of the securities presently owned by the Bank are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity for the Company. At December 31, 2001, the Bank had unused short-term lines of credit totaling approximately $18,500,000 (which are withdrawable at the lender's option). Management believes that these sources are adequate to meet its liquidity needs. Liquidity at the parent company level is provided through cash dividends from the Bank and the capacity of the parent company to raise additional borrowed funds as needed. If the Company elects to repurchase shares through its share repurchase program, such purchases will reduce liquidity at the parent company level.

COMPOSITION OF AVERAGE ASSETS

                                            2001               2000                1999              1998               1997
                                       -------------     --------------    --------------    --------------    ---------------
Loans                                  $ 108,786,605     $   98,994,148    $   88,479,401    $   83,106,872    $    74,682,392
Investment securities available
  for sale                                29,494,213         39,645,741        35,806,229        21,399,194         19,517,222
Investment securities held to
  maturity                                        --            157,408           445,242                --                 --
Federal funds sold and other
  investments                             12,514,330          5,012,009        12,144,909        21,767,575         10,830,692
Non-earning assets                        10,294,191         11,908,127        11,838,244        10,708,139          7,382,747
                                       -------------     --------------    --------------    --------------    ---------------

Total average assets                   $ 161,089,339     $  155,717,433    $  148,714,025    $  136,981,780    $   112,413,053
                                       =============     ==============    ==============    ==============    ===============

Average earning assets increased by $6,985,842 from 2000 to 2001 while average non-earning assets decreased by $1,613,936. Average earning assets increased primarily as a result of loan growth.

Average loans for 2001 were up by $9,792,457 or 9.89% from 2000. The majority of the growth, or approximately $7.9 million, was in commercial loans, which are tied to the Bank's prime rate while approximately $3.9 million was related to mortgage loans, offset by a decline in installment loans by $2.6 million.

Bank borrowings, and deposit growth and investment maturities were used to fund the increase in the loan portfolios.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

THE FOLLOWING TABLE SHOWS CHANGES IN INTEREST INCOME AND EXPENSE BASED UPON CHANGES IN VOLUME AND CHANGES IN RATES:

                               2001 vs 2000                          2000 vs 1999                     1999 vs 1998
                   ------------------------------------   ----------------------------------  ---------------------------------
                                            Net Dollar                           Net Dollar                          Net Dollar
                     Volume       Rate      Change (1)     Volume       Rate     Change (1)    Volume       Rate     Change (1)
                   ---------  -----------   -----------  ----------  ----------  -----------  --------  -----------  ---------

Loans              $ 983,690  $(1,835,978)  $  (852,288) $1,075,868  $  944,389  $ 2,020,257  $521,861  $ (103,396)  $ 418,465
Investment
  securities
  available
  for sale          (618,498)     116,097      (502,401)    215,051     190,293     405,344    782,323    (159,392)    622,931
Investment
  securities
  held to
  maturity            (9,086)          --        (9,086)    (15,750)      4,090     (11,660)    20,746          --      20,746
Federal funds
  sold and
  other
  investments        309,852     (167,311)      142,541    (411,443)    118,791    (292,652)  (478,768)    (71,206)   (549,974)
                   ---------  -----------   -----------  ----------  ----------  ----------   --------  ----------   ---------
Interest
  Income           $ 665,958  $(1,887,192)  $(1,221,234) $  863,726  $1,257,563  $2,121,289   $846,162  $ (333,994)  $ 512,168
                   =========  ===========   ===========  ==========  ==========  ==========   ========  ==========   =========

Interest-
  bearing
  transaction
  accounts         $  70,464   $ (352,372)  $  (281,908)  $ (27,110)  $ 190,080  $  162,970   $ 99,935    $(188,205)  $ (88,270)
Savings               74,158      (52,268)       21,890      15,834         710      16,544    (31,253)      17,765     (13,488)
Certificates
  of deposit         154,446     (242,898)      (88,452)    (12,923)    279,930     267,007     15,215     (271,756)   (256,541)
Federal funds
  purchased          (32,553)        (346)      (32,899)      39,385        196      39,581        673           --         673
Securities
  sold under
  agreements
  to repurchase     (175,611)    (176,022)     (351,633)     203,832     79,637     283,469     109,797      (7,853)    101,944
Demand notes
  issued to
  U.S.
  Treasury            (4,814)     (25,331)      (30,145)      (2,603)    12,674      10,071       3,279      (3,552)       (273)
                  ----------   ----------   -----------   ----------  ---------  ----------   ---------   ---------   ---------
Interest
  expense         $  86,090    $ (849,237)  $  (763,147)  $  216,415  $ 563,227  $  779,642   $ 197,646   $(453,601)  $(255,955)
                  =========    ==========   ===========   ==========  =========  ==========   =========   =========   =========

Increase (Decrease)
  in net interest
  income                                    $  (458,087)                         $1,341,647                           $ 768,123
                                            ===========                          ==========                           =========


(1) Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING
LIABILITIES


                                    2001                                 2000                                 1999
-------------------------------------------------------------------------------------------------------------------------------
                                  Interest    Average                  Interest   Average                   Interest   Average
                     Average        Paid/     Yield/      Average        Paid/    Yield/       Average        Paid/    Yield/
                     Balance       Earned      Rate       Balance       Earned     Rate        Balance       Earned     Rate
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING
    ASSETS
Loans              $108,786,605   $9,744,717   8.96%    $98,994,148  $ 10,597,005  10.70%    $88,479,401   $ 8,576,748    9.69%
Investment
  securities
  available
  for sale           29,494,213    1,812,332   6.14%     39,645,741     2,314,733   5.84%     35,806,229     1,909,389    5.33%
Investment
  securities
  held to
  maturity                   --           --     --         157,408         9,086   5.77%        445,242        20,746    4.66%
Federal funds
  sold               12,506,915      448,317   3.58%      5,004,918       305,745   6.11%     12,138,096       598,462    4.93%
Other
  investments             7,415          288   3.88%          7,091           319   4.50%          6,813           254    3.73%
                     ----------  -----------   -----  -------------  ------------  -----    ------------   -----------   -----
Total earning
  assets           $150,795,148  $12,005,654   7.96%  $ 143,809,306  $ 13,226,888   9.20%   $136,875,781   $11,105,599    8.11%
                   ============  ===========  =====   =============  ============  =====    ============   ===========   =====

INTEREST-BEARING
    LIABILITIES:
Interest bearing
  transaction
  accounts          $51,494,772  $1,207,655   2.35%   $  49,075,235  $  1,489,563   3.04%   $50,080,937   $1,326,593   2.65%
Savings               8,097,112     239,095   2.95%       5,800,159       217,205   3.74%     5,377,278     200,661    3.73%
Certificates of
  deposit            38,213,925   1,797,952   4.70%      35,180,040     1,886,404   5.36%    35,460,897   1,619,397    4.57%
Federal funds
  purchased             119,726       7,355   6.14%         649,587        40,254   6.20%        13,425         673    5.01%
Securities sold
  under agreement
  to repurchase       5,809,464     203,832   3.51%       9,582,919       555,465   5.80%     5,858,173     271,996    4.64%
Demand notes
  issued to
  U.S. Treasury       1,006,775      35,392   3.52%       1,092,723        65,537   6.00%     1,144,478      55,466    4.85%
                    -----------  ----------  -----    -------------  ------------  -----    -----------   ---------   ------
Total interest
  bearing
  liabilities      $104,741,774  $3,491,281   3.33%   $ 101,380,663  $  4,254,428   4.20%   $97,935,188   $3,474,786   3.55%
                   ============  ==========  =====    =============  ============  =====    ===========   ==========  ======

Net interest spread                           4.63%                                5.00%                               4.56%
Net interest margin                           5.65%                                6.24%                               5.57%
Net interest income              $8,514,373                          $  8,972,460                         $7,630,813
                                 ==========                          ============                         ==========


(1) The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis. Average loan balances include non-accrual loans.

                           LOAN PORTFOLIO COMPOSITION

The following is a schedule of the Bank's loan portfolio as of December 31, 2001, as compared to December 31, 2000 and 1999:


                                                                                     BOOK VALUE (IN 000'S)
      TYPE                                                                2001               2000               1999
                                                                     -------------      -------------     --------------
      Commercial and industrial loans                                $      52,646      $      47,797     $        43,450
      Real estate loans                                                     59,024             48,839              40,122
      Loans to individuals for household, family and other
         personal expenditures                                               6,778              7,331               7,053
      All other loans (including overdrafts)                                    45                295                 124
                                                                     -------------      -------------     ---------------

      Total loans (excluding unearned income)                        $     118,493      $     104,262     $        90,749
                                                                     =============      =============     ===============


As a Bank whose mission is to serve its community, there is a geographic concentration of loans in Charleston, Dorchester and Berkeley Counties.

The Bank had no foreign loans or loans to fund leveraged buyouts (LBO's) during 2001, 2000 or 1999.

                         IMPAIRED AND RESTRUCTURED LOANS

The Bank had impaired loans totaling $169,807 as of December 31, 2001 compared to $294,030 as of December 31, 2000. The impaired loans include non-accrual loans with balances at December 31, 2001 and 2000 of $161,500 and $283,323, respectively. The Bank had one restructured loan in the amount of $8,307 and $10,707 at December 31,2001 and 2000, respectively. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.

                         NON-ACCRUAL AND PAST DUE LOANS

The Bank had $161,500 in non-accrual loans as of December 31, 2001, compared to $283,323 as of December 31, 2000. There were no loans over 90 days past due still accruing interest as of December 31, 2001 and 2000.

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

                            ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based on management's and the Loan Committee's review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available at that time of their examination. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance.

All loan relationships are reviewed and classified in accordance with the Company's loan policy. The Company's classifications are based on regulatory definitions for other loans especially mentioned, substandard loans, doubtful loans and loss loans.

During 2001, the Company reviewed its allowance for loan loss model in accordance with recent SEC and regulatory guidance. As a result of its review, the Company made certain revisions to its model as discussed below.

The allowance for loan losses consists of an estimated reserve for classified loans and an estimated reserve for nonclassified loans. Classified loans are assigned a loss estimate in the allowance for loan loss model based on their risk grade. The loss estimate is based on regulatory guidelines which the Company believes is an appropriate measure of the estimated loss on their classified loans. During 2001, the loss estimates for classified loans were decreased to 5% from 10% for other loans especially mentioned and to 15% from 20% for substandard loans. The loss estimates for doubtful and loss loans remained constant at 50% and 100%, respectively. Nonclassified loans are assigned a loss ratio in the allowance for loan loss model based on the Company's three year historical loss ratio. The Company believes the three year historical loss ratio is a reasonable estimate of the existing losses in the nonclassified loan portfolio. There is no unallocated component of the Company's allowance for loan loss model.

The total provision for loan losses for 2001 was $335,000 compared to $315,000 for 2000. During 2001, loan losses of $726,940 and recoveries of $34,501 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,201,091 or 1.01% of total loans at December 31, 2001, compared to $1,558,530 or 1.49% of total loans at December 31, 2000.

Net charge-offs were $692,439 in 2001 or .64% of average loans as compared to $6,608 in 2000 or .01% of average loans. The increase in charge-offs is mainly due to four large relationships totaling $518,733. Net charge-offs in 2001 were unusually high for the Company as compared to historical charge-off levels. Uncertainty in the economic outlook has increased, making charge-off levels in future periods less predictable. However, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The decrease in the allowance for loan losses from $1,558,530 or 1.49% of total loans at December 31, 2000 to $1,201,091 or 1.01% of total loans at December 31, 2001 is due in part to the changes to the allowance for loan loss model as discussed above. In addition, net charge-offs during 2001 included four large relationships which were classified at December 31, 2000 and assigned a reserve based on their risk grades. These four relationships totaled $518,733 and had allocated reserves totaling $207,291. As these loans were charged-off in the current year, the required reserves based on the current allowance model decreased. The Company had also provided unallocated reserves totaling $508,365 at December 31, 2000 related to uncertainty as to the collectibility of these loans and other inherent losses in the portfolio. As previously indicated, the Company does not include an unallocated reserve component in its allowance determination at December 31, 2001. Management believes the allowance for loan losses at December 31, 2001 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

                                CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank's initial offering and the retention of earnings less dividends paid and the exercising of stock options of $124,000 in 1995, 1996, 1997 and 1998 for a total shareholders' equity at December 31, 2001, of $19,301,495. The rate of asset growth from the Bank's inception has not negatively impacted this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at December 31, 2001, for the Bank was 13.84% and at December 31, 2000, was 16.82%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to total assets. Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2001 and 2000, the Company and the Bank are categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company's or the Bank's category.

Please see "Notes to Consolidated Financial Statements" for the Company's and the Bank's various capital ratios at December 31, 2001.

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

SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB 133" delayed the effective date of this statement for one year. SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of Statement No. 133" addresses a limited number of issues causing implementation difficulties for entities that apply SFAS 133. SFAS 133 applies to all entities and is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001 with no material impact on its financial statements. The Company has no embedded derivative instruments requiring separate accounting treatment. The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments and commitments to sell fixed rate conforming loans. The Company does not currently engage in hedging activities. The commitments to originate and sell fixed rate conforming loans were not material at December 31, 2001 or January 1, 2001.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB No. 125," was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 has not and is not expected to have a material impact on the Company.

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

                              INDUSTRY DEVELOPMENTS

Certain recently enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. Because of the uncertainty of the final terms and likelihood of passage of the proposed legislation, the Company is unable to assess the impact of any proposed legislation on its financial condition or operations at this time.

       THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. The Board of Directors of the Bank approved the cash contribution of $237,500 to The Bank of South Carolina Employee Stock Ownership Plan for the fiscal year ended December 31, 2001. The contribution was made during 2001. An amendment and restatement of the Employee Stock Ownership Plan effective January 1, 2001, was approved by the Board of Directors on February 17, 2002. The Bank is the Plan Administrator. T. Dean Harton, Sheryl G. Sharry and Nathaniel I. Ball, III, currently serve as the Plan Administrative Committee and as Trustees for the Plan. The Plan currently owns 201,701 shares of common stock of Bank of South Carolina Corporation.

ITEM 7. FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Bank of South Carolina Corporation and subsidiary
Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and subsidiary (the "Corporation") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                  /s/ KPMG LLP
                                                  ---------------------------

Greenville, South Carolina
January 17, 2002

                       BANK OF SOUTH CAROLINA CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                                              December 31,
                                                                                  -------------------------------------
                                                                                     2001                      2000
                                                                                  -------------           -------------
                           ASSETS
Cash and due from banks                                                           $   7,639,506           $   6,928,411
Interest bearing deposits in other banks                                                  7,527                   7,239
Federal funds sold                                                                    4,478,358               7,325,000
Investment securities available for sale (amortized cost of
             $23,166,281 and $36,671,252 in 2001 and 2000, respectively)             24,580,858              37,608,360
Loans                                                                               118,492,932             104,262,014
             Less:  Allowance for loan losses                                        (1,201,091)             (1,558,530)
                                                                                  -------------           -------------
Net loans                                                                           117,291,841             102,703,484
                                                                                  -------------           -------------
Premises, equipment and leasehold improvements, net                                   3,442,349               3,644,564
Accrued interest receivable                                                             809,210               1,326,310
Other assets                                                                            216,424                 233,134
                                                                                  -------------           -------------
Total assets                                                                      $ 158,466,073           $ 159,776,502
                                                                                  =============           =============

            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing demand                                                          37,689,266              42,391,816
Interest bearing demand                                                              26,819,881              27,240,522
Money market accounts                                                                23,775,885              19,320,016
Certificates of deposit $100,000 and over                                            19,257,923              18,055,544
Other time deposits                                                                  15,338,773              18,413,533
Other savings deposits                                                               10,257,011               5,672,974
                                                                                  -------------           -------------
Total deposits                                                                      133,138,739             131,094,405

Short-term borrowings                                                                 4,882,370               8,743,121
Accrued interest payable and other liabilities                                        1,143,469               1,384,694
                                                                                  -------------           -------------
Total liabilities                                                                   139,164,578             141,222,220
Shareholders' equity:
    Common stock - No par, 6,000,000 shares authorized;
            Issued  2,682,597 shares at December 31, 2001 and 2000                           --                      --
             Additional paid in capital                                              16,456,624              16,456,624
             Retained earnings                                                        3,079,379               2,410,043
             Treasury stock; 118,800 shares at December 31, 2001
                and 102,000 shares at December 31,2000                               (1,126,104)               (903,037)
             Accumulated other comprehensive income,
                 net of income taxes                                                    891,596                 590,652
                                                                                  -------------           -------------
    Total shareholders' equity                                                       19,301,495              18,554,282
                                                                                  -------------           -------------

Total liabilities and shareholders' equity                                        $ 158,466,073             159,776,502
                                                                                  =============           =============

Commitments and contingencies (note 7)

See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Years Ended December 31,
                                                           -------------------------------------------------
                                                              2001                2000              1999
                                                           -----------        -----------        -----------
Interest and fee income
Interest and fees on loans                                 $ 9,744,717        $10,597,005        $ 8,576,748
Interest and dividends on investment securities              1,812,332          2,323,819          1,930,135
Other interest income                                          448,605            306,064            598,716
                                                           -----------        -----------        -----------
Total interest and fee income                               12,005,654         13,226,888         11,105,599
                                                           -----------        -----------        -----------

Interest expense

Interest on deposits                                         3,244,702          3,593,172          3,146,651
Interest on short-term borrowings                              246,579            661,256            328,135
                                                           -----------        -----------        -----------
Total interest expense                                       3,491,281          4,254,428          3,474,786
                                                           -----------        -----------        -----------

Net interest income                                          8,514,373          8,972,460          7,630,813
Provision for loan losses                                      335,000            315,000             90,000
                                                           -----------        -----------        -----------
Net interest income after provision for loan losses          8,179,373          8,657,460          7,540,813
                                                           -----------        -----------        -----------


Other income

Service charges, fees and commissions                          852,908            821,537            788,957
 Mortgage banking income                                       236,052            132,396             64,915
 Other non-interest income                                      27,246             20,967             19,813
                                                           -----------        -----------        -----------
Total other income                                           1,116,206            974,900            873,685
                                                           -----------        -----------        -----------

Other expense

Salaries and employee benefits                               3,812,318          3,311,899          3,023,261
Net occupancy expense                                        1,255,903          1,153,123          1,109,886
Other operating expenses                                     1,504,797          1,536,963          1,320,139
                                                           -----------        -----------        -----------
Total other expense                                          6,573,018          6,001,985          5,453,286
                                                           -----------        -----------        -----------

Income before income tax expense                             2,722,561          3,630,375          2,961,212
Income tax expense                                             919,610          1,259,000          1,045,696
                                                           -----------        -----------        -----------

Net income                                                 $ 1,802,951        $ 2,371,375        $ 1,915,516
                                                           ===========        ===========        ===========

Basic income per common share                              $      0.70        $      0.92        $      0.74
                                                           ===========        ===========        ===========
Diluted income per common share                            $      0.70        $      0.92        $      0.74
                                                           ===========        ===========        ===========
Cash dividends per common share                            $      0.44        $      0.52        $      0.44
                                                           ===========        ===========        ===========

Weighted average shares outstanding
Basic                                                        2,578,532          2,580,786          2,604,620
                                                           ===========        ===========        ===========
Diluted                                                      2,578,748          2,580,786          2,604,620
                                                           ===========        ===========        ===========


See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME


                                                                                                   Accumulated
                                                 Additional                                           Other
                                       Common     Paid in         Retained        Treasury        Comprehensive
                                       Stock      Capital         Earnings          Stock         Income (Loss)        Total
                                       -----    ------------    ------------     ------------     ------------     ------------
December 31, 1998                      $  --    $ 16,456,624    $    607,959     $   (550,686)    $    163,636     $ 16,677,533
Comprehensive income:
  Net income                              --              --       1,915,516               --               --        1,915,516
  Net unrealized losses on securities
  (net of tax effect of $187,781)         --              --              --               --         (319,735)        (319,735)
                                                                                                                   ------------
Total comprehensive income                --              --              --               --               --        1,595,781
                                                                                                                   ------------
Cash dividends                            --              --      (1,142,897)              --               --       (1,142,897)
Purchase of treasury stock                --              --              --         (265,113)              --         (265,113)
                                       -----    ------------    ------------     ------------     ------------     ------------
December 31, 1999                      $  --    $ 16,456,624    $  1,380,578     $   (815,799)    $   (156,099)    $ 16,865,304
Comprehensive income:
  Net income                              --              --       2,371,375               --               --        2,371,375
  Net unrealized gains on securities
  (net of tax effect of $438,133)         --              --              --               --          746,751          746,751
                                                                                                                   ------------
Total comprehensive income                --              --              --               --               --        3,118,126
                                                                                                                   ------------
Cash dividends                            --              --      (1,341,910)              --               --       (1,341,910)
Purchase of treasury stock                --              --              --          (87,238)              --          (87,238)
                                       -----    ------------    ------------     ------------     ------------     ------------
December 31, 2000                      $  --    $ 16,456,624    $  2,410,043     $   (903,037)    $    590,652     $ 18,554,282
Comprehensive income:
  Net income                              --              --       1,802,951               --               --        1,802,951
  Net unrealized gains on securities
  (net of tax effect of $176,525)         --              --              --               --          300,944          300,944
                                                                                                                   ------------
Total comprehensive income                --              --              --               --               --        2,103,895
                                                                                                                   ------------
Cash dividends                            --              --      (1,133,615)              --               --       (1,133,615)
Purchase of treasury stock                --              --              --         (223,067)              --         (223,067)
                                       -----    ------------    ------------     ------------     ------------     ------------
December 31, 2001                      $  --    $ 16,456,624    $  3,079,379     $ (1,126,104)    $    891,596     $ 19,301,495
                                       =====    ============    ============     ============     ============     ============






See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Years Ended December 31,
                                                                               --------------------------------------------------
                                                                                   2001              2000               1999
                                                                               ------------       ------------       ------------
Cash flows from operating activities:
Net income                                                                     $  1,802,951       $  2,371,375       $  1,915,516
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation                                                                      412,638            362,575            322,502
  Provision for loan losses                                                         335,000            315,000             90,000
  Deferred income taxes                                                             187,000            (54,000)            16,000
  Net (accretion) amortization of unearned
   (discounts) premiums on investment securities                                   (140,029)           (53,489)           122,530
  Decrease (increase) in accrued interest
   receivable and other assets                                                      533,810           (225,658)           (92,124)
  Increase (decrease) in accrued interest
   payable and other liabilities                                                   (344,843)           265,952           (129,680)
                                                                               ------------       ------------       ------------
Net cash provided by operating activities                                         2,786,527          2,981,755          2,244,744
                                                                               ------------       ------------       ------------
Cash flows from investing activities:
  Proceeds from maturities of investment securities
   available for sale                                                            13,645,000         20,312,762          9,213,881
  Purchase of investment securities available for sale                                   --        (20,809,532)       (11,957,186)
  Proceeds from maturities of investment securities
   held to maturity                                                                      --            600,000                 --
  Purchase of investment securities held to maturity                                     --                 --           (600,625)
  Net increase in loans                                                         (14,923,357)       (13,591,799)        (6,688,182)
  Purchase of premises, equipment and leasehold
   improvements, net                                                               (210,423)          (188,733)           (84,017)
                                                                               ------------       ------------       ------------
  Net cash used by investing activities                                          (1,488,780)       (13,677,302)       (10,116,129)
                                                                               ------------       ------------       ------------
Cash flows from financing activities:
  Net increase in deposit accounts                                                2,044,334          5,813,955          1,307,142
  Net increase (decrease) in short-term borrowings                               (3,860,751)        (2,696,212)         7,959,263
  Dividends paid                                                                 (1,393,522)        (1,291,483)          (833,792)
  Treasury stock                                                                   (223,067)           (87,238)          (265,113)
Net cash provided by (used in) financing activities                              (3,433,006)         1,739,022          8,167,500
Net increase (decrease) in cash and cash equivalents                             (2,135,259)        (8,956,525)           296,115
Cash and cash equivalents at beginning of year                                   14,260,650         23,217,175         22,921,060
                                                                               ------------       ------------       ------------
Cash and cash equivalents at end of year                                       $ 12,125,391       $ 14,260,650       $ 23,217,175
                                                                               ------------       ------------       ------------
Supplemental disclosure of cash flow data:
Cash paid during the year for:
  Interest                                                                     $  3,677,251       $  4,052,108       $  3,605,038
  Income taxes                                                                      849,947          1,303,848          1,045,696
Supplemental disclosure for non-cash investing
  and financing activity:
  Change in unrealized gain (loss) on securities available for
   sale, net of income taxes                                                       300,944            746,751           (319,735)
  Real estate acquired through foreclosure                                              --             71,894                 --


See accompanying notes to consolidated financial statements

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The following is a summary of the more significant accounting policies used in preparation of the accompanying consolidated financial statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of income and expense during the reporting period. Actual results could differ from these estimates and assumptions.

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

       INVESTMENT SECURITIES: The Company accounts for its investment securities in accordance with the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments are classified into three categories as follows: (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred.

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


                                       25                            (Continued)

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

       OTHER REAL ESTATE OWNED: Other real estate owned is recorded at the lower of fair value less estimated selling costs or cost and is included in other assets on the consolidated balance sheets. There was no real estate owned at December 31, 2001. Other real estate owned was $71,894 at December 31, 2000. Gains and losses on the sale of other real estate owned and subsequent write-downs from periodic reevaluation are charged to other operating expenses.

                                       26                            (Continued)

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

       EARNINGS PER COMMON SHARE: Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents. Common stock equivalents consist of stock options and are computed using the treasury stock method.

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

       DERIVATIVE INSTRUMENTS: In June of 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivative instruments be recorded in the statement of financial position at fair value. The accounting for the gain or loss due to change in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

                                       27                            (Continued)

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The Company adopted SFAS 133 effective January 1, 2001 with no material impact on its financial statements. The Company has no embedded derivative instruments requiring separate accounting treatment. The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments and commitments to sell fixed rate conforming loans. The Company does not currently engage in hedging activities. The commitments to originate and sell fixed rate conforming loans were not material at December 31, 2001 or January 1, 2001.

       CASH FLOWS: Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average reserve requirement was approximately $740,000 and $2,445,000 for the reserve periods ended December 31, 2001 and 2000, respectively.

       RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 2001 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

2.     INVESTMENT SECURITIES AVAILABLE FOR SALE

       The amortized cost and fair value of investment securities available for sale are summarized as follows:

                                               -----------------------------------------------------------------
                                                                          DECEMBER 31, 2001
                                               -----------------------------------------------------------------
                                                                    GROSS           GROSS            ESTIMATED
                                                 AMORTIZED        UNREALIZED      UNREALIZED           FAIR
                                                    COST            GAINS           LOSSES             VALUE
                                               -------------    ------------     -----------      --------------

           U.S. Treasury Obligations           $  11,904,184    $    763,956     $        --      $   12,668,140
           Federal Agency Securities               8,352,097         599,486              --           8,951,583
           Municipal Securities                    2,910,000          54,125          (2,990)          2,961,135
                                               -------------    ------------     ------------     --------------

           Total                               $  23,166,281    $  1,417,567     $     (2,990)    $   24,580,858
                                               =============    ============     ============     ==============


                                               -----------------------------------------------------------------
                                                                          DECEMBER 31, 2000
                                               -----------------------------------------------------------------
                                                                    GROSS            GROSS          ESTIMATED
                                                 AMORTIZED        UNREALIZED       UNREALIZED         FAIR
                                                    COST            GAINS            LOSSES           VALUE
                                               -------------    ------------     -------------    --------------

           U.S. Treasury Obligations           $  17,833,267    $    514,864     $     (6,250)    $   18,341,881
           Federal Agency Securities              15,482,985         404,047          (13,124)        15,873,908
           Municipal Securities                    3,355,000          37,864             (293)         3,392,571
                                               -------------    ------------     ------------     --------------

           Total                               $  36,671,252    $    956,775     $    (19,667)    $   37,608,360
                                               =============    ============     ============     ==============



       The amortized cost and estimated fair value of investment securities available for sale at December 31, 2001, by contractual maturity are as follows:

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      ESTIMATED
                                                                                     AMORTIZED          FAIR
                                                                                        COST            VALUE
                                                                                   -------------    --------------

        Due in one year or less                                                    $   2,440,497    $    2,498,834
        Due in one year to five years                                                 19,555,784        20,895,582
        Due in five years to ten years                                                 1,170,000         1,186,442
                                                                                   -------------    --------------

        Total                                                                      $  23,166,281    $   24,580,858
                                                                                   =============    ==============

       The Company had no sales of investment securities during the years ended December 31, 2001, 2000 or 1999.

       The carrying value of investment securities pledged to secure deposits and other balances was $21,133,206 and $22,372,796 at December 31, 2001 and 2000, respectively.

3.     LOANS

       Major classifications of loans are as follows:

                                                                            ----------------------------------
                                                                                       DECEMBER 31,
                                                                                 2001                2000
                                                                            --------------     ---------------

        Commercial loans                                                    $   54,105,031     $    50,517,543
        Commercial real estate                                                  37,837,394          28,909,627
        Residential mortgage                                                     7,410,452          10,270,035
        Mortgage loans held for sale                                             8,558,382           2,961,559
        Consumer loans                                                           6,062,525           6,822,686
        Personal bank lines                                                      4,312,916           4,505,401
        Other                                                                      206,232             275,163
                                                                            --------------     ---------------
                                                                               118,492,932         104,262,014
        Allowance for loan losses                                               (1,201,091)         (1,558,530)
                                                                            --------------     ---------------

        Loans, net                                                          $  117,291,841     $   102,703,484
                                                                            ==============     ===============

       Changes in the allowance for loan losses are summarized as follows:


                                                                       YEARS ENDED DECEMBER 31,
                                                              2001             2000              1999
                                                         -------------    -------------     -------------

        Balance at beginning of year                     $   1,558,530    $   1,250,138     $   1,239,968
        Provision for loan losses                              335,000          315,000            90,000
        Charge offs                                           (726,940)         (71,500)         (121,643)
        Recoveries                                              34,501           64,892            41,813
                                                         -------------    -------------     -------------
        Balance at end of year                           $   1,201,091    $   1,558,530     $   1,250,138
                                                         =============    =============     =============

       The Company grants short to intermediate term commercial and consumer loans to customers throughout its primary market area of Charleston, Berkeley and Dorchester Counties, South Carolina. The Company's primary market area is heavily dependent on tourism and medical services.

                                       29                            (Continued)

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the stability of the economic environment in their primary market including the tourism and medical industries. Except for the fact that the majority of the loan portfolio is located in the bank's immediate market area, there were no concentrations of loans in any type of industry, in any type of property or to any one borrower.

       As of December 31, 2001 and 2000, the Company had loans on non-accrual totaling $161,500 and $283,323, respectively. The additional amount of gross income that would have been recorded during 2001 and 2000 if these loans had performed as agreed would have been $5,487 and $21,153, respectively. The Company did not recognize any interest income on these loans in 2001 or 2000.

       At December 31, 2001 and 2000 impaired loans amounted to $169,807 and $294,030, respectively, and their related reserve for loan losses totaled $28,379 and $79,208 at December 31, 2001 and 2000, respectively. The Bank had one restructured loan in the amount of $8,707 and $10,707 at December 31, 2001 and 2000 respectively. For the years ended December 31, 2001 and 2000, the average recorded investment in impaired loans was $170,963 and $314,936, respectively, and $11,476 in 2001 and $29,293 in 2000 of interest income was recognized on loans while they were impaired. All of this income was recognized using the accrual method of accounting.

4.     PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Premises, equipment and leasehold improvements are summarized as follows:

                                                                            -------------------------------
                                                                                       DECEMBER 31,
                                                                                2001                2000
                                                                            -------------     -------------

        Bank buildings                                                      $   1,797,577     $   1,797,577
        Land                                                                      838,075           838,075
        Leasehold purchase                                                         30,000            30,000
        Lease improvements                                                        290,483           286,637
        Equipment                                                               2,407,215         2,200,638
                                                                            -------------     -------------
                                                                                5,363,350         5,152,927
        Accumulated depreciation                                               (1,921,001)       (1,508,363)
                                                                            -------------     -------------

        Total                                                               $   3,442,349     $   3,644,564
                                                                            =============     =============

5.     SHORT-TERM BORROWINGS

       Short-term borrowings are summarized as follows:

                                                                            --------------------------------
                                                                                       DECEMBER 31,
                                                                                2001                2000
                                                                            --------------    --------------

        Securities sold under agreements to repurchase                      $   4,319,105     $    7,082,790
        U.S. Treasury, tax and loan deposit notes                                 563,265          1,660,331
                                                                            -------------     --------------

        Total                                                               $   4,882,370     $    8,743,121
                                                                            =============     ==============


                                       30                           (Continued)

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Securities sold under agreements to repurchase with customers mature on demand. These borrowings were collateralized by U.S. Treasury Notes with amortized cost of $5,193,930 and $8,956,434 and fair values of $5,466,413 and $9,249,831 at December 31, 2001 and 2000, respectively. The agreements to repurchase had weighted average interest rates of 1.64% and 6.19% at December 31, 2001 and 2000, respectively. The maximum amount outstanding at any month end was $7,791,148 and $11,178,017 for the years ended December 31, 2001 and 2000, respectively. The average amount of outstanding agreements to repurchase was $5,809,464 and $9,582,919 during the years ended December 31, 2001 and 2000, respectively. The securities underlying the repurchase agreements were held in safekeeping by an authorized broker. At the maturity dates of these transactions, the securities are returned to the account of the Bank.

       At December 31, 2001, the Bank had unused short-term lines of credit totaling approximately $18,500,000 (which are withdrawable at the lender's option).

6.     INCOME TAXES

       Income tax expense (benefit) consists of:

                                                                       YEARS ENDED DECEMBER 31,
                                                              2001              2000                1999
                                                         ------------    --------------     --------------
        Current:
          Federal                                        $    643,610    $    1,211,000     $      943,696
          State                                                89,000           102,000             86,000
                                                         ------------    --------------     --------------
                                                              732,610         1,313,000          1,029,696
                                                         ------------    --------------     --------------

        Deferred:
          Federal                                             187,000           (54,000)            16,000
          State                                                    --                --                 --
                                                         ------------    --------------     --------------
                                                              187,000           (54,000)            16,000
                                                         ------------    --------------     --------------

        Total                                            $    919,610    $    1,259,000     $    1,045,696
                                                         ============    ==============     ==============


       A reconciliation from expected federal tax expense of 34% of pretax income to consolidated income tax expense for the year indicated follows:


                                                                       YEARS ENDED DECEMBER 31,
                                                              2001              2000                1999
                                                         -------------    --------------     ---------------
        Provision for tax at statutory federal
            income tax rate                              $     925,671    $    1,234,328     $     1,006,812
        State income taxes, net of federal tax
            benefit                                             58,740            67,320              56,760
        Other, net                                             (64,810)          (42,648)            (17,876)
                                                         -------------    --------------     ---------------

        Provision for income tax                         $     919,610    $    1,259,000     $     1,045,696
                                                         =============    ==============     ===============


                                       31                           (Continued)

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                                                        DECEMBER 31,

                                                                                2001                2000
                                                                            --------------     ----------------
        Deferred tax assets:
          Bad debt reserves                                                 $      383,000     $      504,000

                                                                            --------------     --------------
        Total gross deferred tax assets                                            383,000            504,000
                                                                            --------------     --------------

        Deferred tax liabilities:
          Unrealized gain on securities available
             for sale                                                              522,981             346,456
          Fixed assets, principally due to
             differences in depreciation                                           143,000             133,000
          Other                                                                     81,000              25,000
                                                                            --------------     ---------------
        Total gross deferred tax liabilities                                       746,981             504,456
                                                                            --------------     ---------------

        Net deferred tax asset (liability)                                  $     (363,981)    $          (456)
                                                                            ==============     ===============


       There was no valuation allowance for deferred tax assets at either December 31, 2001 or 2000. Although realization is not assured, management believes it is more likely than not that the results of future operations will generate sufficient income to realize all of the benefits of the deferred tax asset as of December 31, 2001 and 2000 and therefore no valuation allowance is necessary. The net deferred tax liability is included in other liabilities on the consolidated balance sheets.

       A portion of the change in the net deferred tax liability relates to the unrealized gains and losses on securities available for sale. The related current period deferred tax expense of $176,525 has been recorded directly to shareholders' equity in 2001. The balance of the change in the net deferred tax liability results from the current period deferred tax expense of $187,000.


                                       32                           (Continued)

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     COMMITMENTS AND CONTINGENCIES

       The Company has entered into agreements to lease equipment and its office facilities under noncancellable operating lease agreements expiring on various dates through 2010. The Company may, at its option, extend the lease of its office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods, extend the lease of its office facility at 100 N. Main Street, Summerville, South Carolina, for two additional five year periods and extend the land lease where the Mt. Pleasant office is constructed for six additional five year periods. Minimum rental commitments for these leases as of December 31, 2001, are as follows:

                  2002                $    409,721
                  2003                     420,451
                  2004                     422,597
                  2005                     439,381
                  2006                     442,738
                  2007 and thereafter      268,758
                                      ------------

                  Total               $  2,403,646
                                      ============

       Total rental expense was $382,510, $392,422 and $394,619 in 2001, 2000 and 1999, respectively.

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

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including unused lines of credit, amounted to $26,991,434 and $28,968,737 at December 31, 2001 and 2000, respectively.

       Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. Commitments under standby letters of credit amounted to $278,993 and $612,854 at December 31, 2001 and 2000, respectively.

       The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. The commitments to originate fixed rate conforming loans totaled $1.6 million at December 31, 2001. The fair value of these commitments was not significant at December 31, 2001. The forward sales commitments totaled $10.2 million at December 31, 2001. The fair value of these commitments was not significant at December 31, 2001.

                                       33                            (Continued)

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     RELATED PARTY TRANSACTIONS

       In the opinion of management, loans to officers and directors of the Company are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectibility. There were no outstanding loans to executive officers of the Company as of December 31, 2001 and 2000. Related party loans are summarized as follows:

                                                                                       DECEMBER 31,
                                                                                2001                2000
                                                                            --------------     --------------
        Balance at beginning of year                                        $    1,734,134     $      878,565
        New loans or advances                                                    3,761,185          2,918,089
        Repayments                                                              (3,450,555)        (2,062,520)
                                                                            --------------     --------------

        Balance at end of year                                              $    2,044,764     $     1,734,134
                                                                            ==============     ===============

9.     OTHER EXPENSE

       A summary of the components of other operating expense is as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                              2001              2000                1999
                                                         -------------    --------------     --------------
        Advertising and business development
                                                         $      13,726    $       52,195     $       43,583
        Supplies                                               203,400           193,540            180,856
        Telephone and postage                                  182,992           167,579            189,270
        Insurance                                               43,288            29,924             41,237
        Professional fees                                      238,254           278,518            173,690
        Data processing services                               228,996           209,533            210,928
        State and FDIC insurance and fees                       47,235            44,180             31,292
        Other                                                  546,906           561,494            449,283
                                                         -------------    --------------     --------------
                                                         $   1,504,797    $    1,536,963     $    1,320,139
                                                         =============    ==============     ==============


                                       34                           (Continued)

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    INCENTIVE STOCK OPTION PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

       The Company had an incentive stock option plan for the benefit of eligible officers and employees. A total of 220,000 shares were reserved and 198,000 shares were subsequently granted under the plan. No options were granted under this plan during 2001, 2000 or 1999. Options for 27,280 shares at $4.55 were exercised during 1998. There are no options outstanding under this plan.

       On April 14, 1998, the shareholders of the Company approved another incentive stock option plan for the benefit of eligible officers and employees. A total of 180,000 shares were reserved and on April 16, 1998, 146,000 shares were granted under the plan. These options vest over a five-year period. Adjusted for a ten percent (10%) stock dividend on May 15, 1998, options for 16,500 shares with an exercise price of $25.31 and options for 131,450 shares with an exercise price of $23.01 were outstanding at December 31, 1999, none of which were exercisable. In July 2000, all outstanding options under this plan were cancelled. No options were issued in 2000 or 1999.

       The Company established an Employee Stock Ownership Plan (ESOP) effective January 1, 1989. Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a plan year is eligible to participate in the ESOP. Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code section
       415. The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses charged by the Company amounted to $237,500, $275,000 and $228,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

       On May 14, 2001, the bank granted options to purchase Common Stock in the aggregate amount of 151,800 shares to 45 employees of the Bank pursuant to the Incentive Stock Option Plan. These grants included those to Hugh
       C. Lane, Jr., Nathaniel I. Ball, III and William L. Hiott, Jr., Executive officers and Directors. Except for those options granted to Hugh C. Lane, Jr. as described below, all of the options were granted at an exercise price of $13.50. No additional options were granted during 2001. No options were exercised during 2001.

       Hugh C. Lane, Jr., President and Chief Executive Officer was granted the option to purchase 17,500 shares of common stock of the Company pursuant to the Incentive Stock Option Plan at a price of $14.85. Nathaniel I. Ball, III, Executive Vice President and Secretary, and William L. Hiott, Jr., Executive Vice President and Treasurer, were each granted the option to purchase 13,750 shares of Common Stock of the Company pursuant to the Incentive Stock Option Plan at a price of $13.50. The above options are all exercisable in 20% increments beginning on and for one year following May 14, 2006, with an additional 20% to be exercisable on and for one year following each successive anniversary. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant.

       The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan approved in 1998. Had compensation cost for the Company's incentive stock option plan been determined based on the fair value at the grant date for awards in 1998 and 2001 consistent with the provisions of SFAS No. 123, the Company's net earnings and diluted earnings per share would have been reduced to the proforma amounts as follows. There were no grants during 2000 and 1999.

                                       35                            (Continued)

  BANK OF SOUTH CAROLINA CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (dollars, except per share, in thousands)                      2001              2000                1999
                                                                  --------------      -------------       -----------

         Net income - as reported                                 $        1,803      $       2,371       $     1,916
         Net income - proforma                                             1,785              2,285             1,745
         Diluted earnings per share - as reported                            .70                .92               .74
         Diluted earnings per share - proforma                               .69                .89               .67

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants made in 2001: dividend yield of 3.29%, expected volatility of 20%, risk-free interest rate of 5.12%, and expected lives of 7.5 years. The weighted average fair value of options granted in 2001 was $2.85.


                                       36                          (Continued)

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    INCOME PER COMMON SHARE

                                                         -------------------------------------------------------------
                                                                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                                              INCOME                 SHARES               PER SHARE
                                                            (NUMERATOR)           (DENOMINATOR)             AMOUNT
                                                         ----------------      ------------------   ------------------

          Net income                                     $      1,802,951
                                                         ================

          Basic income available to
              common shareholders                        $      1,802,951               2,578,532    $             .70
                                                        =================      ==================    =================

          Effect of dilutive options                                                          216
                                                                               ------------------

          Diluted income available to common
              shareholders                               $      1,802,951               2,578,748    $             .70
                                                         ================      ==================    =================


                                                         -------------------------------------------------------------
                                                                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                                              INCOME                 SHARES               PER SHARE
                                                            (NUMERATOR)           (DENOMINATOR)             AMOUNT
                                                         ----------------      ------------------    -----------------
          Net income                                     $      2,371,375
                                                         ================

         Basic income available to
              common shareholders                        $      2,371,375               2,580,786    $             .92
                                                         ================      ==================    =================

          Effect of dilutive options*

          Diluted income available to common
              shareholders                               $      2,371,375               2,580,786    $             .92
                                                         ================      ==================    =================

        *All outstanding options are anti-dilutive.

                                                         -------------------------------------------------------------
                                                                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                                              INCOME                 SHARES               PER SHARE
                                                            (NUMERATOR)           (DENOMINATOR)             AMOUNT
                                                         ----------------      ------------------    -----------------
          Net income                                     $      1,915,516
                                                         ================

          Basic income available to
              common shareholders                        $      1,915,516               2,604,620    $            .74
                                                         ================      ==================    =================

          Effect of dilutive options*

          Diluted income available to common
              shareholders                               $      1,915,516               2,604,620    $             .74
                                                         ================      ==================    =================
        *All outstanding options are anti-dilutive.


                                       37                            (Continued)

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    REGULATORY CAPITAL REQUIREMENTS

       Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

       At December 31, 2001 and 2000, the Company and the Bank are categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.

                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                           For Capital                Prompt Corrective
                                                   Actual               Adequacy Purposes             Action Provisions
                                              -----------------        -------------------           --------------------
                                              Amount      Ratio        Amount        Ratio           Amount         Ratio
                                              ------      -----        ------        -----           ------         -----
       As of December 31, 2001:
        Total capital to risk-weighted assets:

              Company                       $  19,611     14.37%       $  10,921     8.00%        $     N/A          N/A

              Bank                             18,880     13.84%          10,913     8.00%           13,642        10.00%

       Tier 1 capital to risk-weighted assets:

              Company                       $  18,410     13.49%       $   5,460     4.00%        $     N/A          N/A

              Bank                             17,679     12.96%           5,456     4.00%            8,185         6.00%

       Tier 1 capital to average assets:

               Company                      $  18,410     11.54%       $   6,379     4.00%        $     N/A          N/A

               Bank                            17,679     11.01%           6,423     4.00%            8,028         5.00%

                                       38                            (Continued)

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                           For Capital               Prompt Corrective
                                                   Actual               Adequacy Purposes            Action Provisions
                                              ----------------         -------------------           --------------------
                                              Amount      Ratio        Amount        Ratio           Amount         Ratio
                                              ------      -----        ------        -----           ------         -----
       As of December 31, 2000:
        Total capital to risk-weighted assets:

              Company                       $  19,374     17.19%       $   9,014     8.00%        $     N/A          N/A

              Bank                             18,794     16,82%           8,939     8.00%           11,734        10.00%

       Tier 1 capital to risk-weighted assets:

              Company                       $  17,964     15.94%       $   4,507     4.00%        $     N/A          N/A

              Bank                             17,394     15.57%           4,469     4.00%            6,704         6.00%

       Tier 1 capital to average assets:

               Company                      $  17,964     11.56%       $   6,215     4.00%        $     N/A          N/A

               Bank                            17,394     11.23%           6,196     4.00%            7,745         5.00%

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

         c.   LOANS

              The current value of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed rate consumer and commercial loans with maturities greater than three months are valued using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 2001 and 2000, approximates market.

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


                                       40                            (Continued)

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The estimated fair values of the Company's financial instruments at December 31, 2001 and 2000, are as follows:


                                                              -----------------
                                                                    2001
                                                              ---------------------------------------
                                                                  CARRYING               ESTIMATED
                                                                   AMOUNT                FAIR VALUE
                                                              ---------------------------------------

        Cash and cash equivalents                             $     7,639,506         $     7,639,506
        Interest bearing deposits in other banks                        7,527                   7,527
        Federal funds sold                                          4,478,358               4,478,358
        Investments available for sale                             24,580,858              24,580,858
        Loans (net)                                               117,291,841             116,937,359
        Deposits                                                  133,138,739             132,905,238
        Short-term borrowings                                       4,882,370               4,882,370


                                                              -----------------
                                                                    2000
                                                              ---------------------------------------
                                                                  CARRYING               ESTIMATED
                                                                   AMOUNT                FAIR VALUE
                                                              ---------------------------------------
        Cash and cash equivalents                             $     6,928,411         $     6,928,411
        Interest bearing deposits in other banks                        7,239                   7,239
        Federal funds sold                                          7,325,000               7,325,000
        Investments available for sale                             37,608,360              37,608,360
        Loans (net)                                               102,703,484             102,102,566
        Deposits                                                  131,094,405             131,105,663
        Short-term borrowings                                       8,743,121               8,743,121


14.    BANK OF SOUTH CAROLINA CORPORATION - PARENT COMPANY

       The Company's principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. At December 31, 2001, the Bank had available retained earnings of approximately $285,000 for payment of dividends.


                                       41                           (Continued)

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The Company's principal asset is its investment in its Bank subsidiary. The Company's condensed statements of financial condition as of December 31, 2001 and 2000, and the related condensed statements of operations and cash flows for the years ended December 31, 2001, 2000 and 1999, are as follows:

                        STATEMENTS OF FINANCIAL CONDITION

                                                                               --------------- -- -----------------
                                                                                    2001                2000
                                                                               --------------- -- -----------------
        Assets
          Cash                                                                 $       530,066    $       637,104
          Investment in wholly-owned bank subsidiary                                18,544,405         17,967,102
          Investment securities available for sale                                     521,563            499,531
          Other assets                                                                   2,344              2,344
                                                                               ---------------    ---------------
                   Total assets                                                $    19,598,378    $    19,106,081
                                                                               ===============    ===============

        Liabilities and shareholders' equity
          Dividends payable                                                            282,017            541,924
          Other liabilities                                                             14,866              9,875
                                                                               ---------------    ---------------
                   Total liabilities                                                   296,883            551,799
          Shareholders' equity                                                      19,301,495         18,554,282
                                                                               ---------------    ---------------
                       Total liabilities and shareholders' equity                 19,598,378      $    19,106,081
                                                                               ===============    ===============

                            STATEMENTS OF OPERATIONS

                                                            -----------------------------------------------------
                                                                 2001               2000                1999
                                                            --------------- -- --------------- -- ---------------
        Interest income                                     $       45,694    $       43,079    $        35,471
        Net operating expenses                                     (34,979)          (29,077)           (37,680)
        Dividends received from bank                             1,507,000         1,242,000          1,498,000
        Equity in undistributed earnings of subsidiary
                                                                   285,236         1,115,373            419,725
                                                            --------------    --------------    ---------------

               Net income                                   $    1,802,951    $    2,371,375    $     1,915,516
                                                            ==============    ==============    ===============


                                       42                           (Continued)

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            STATEMENTS OF CASH FLOWS

                                                            -------------------------------------------------------
                                                                 2001               2000                1999
                                                            -------------------------------------------------------
        Cash flows from operating activities:

          Net income                                        $   1,802,951      $   2,371,375      $     1,915,516
          Net (accretion) amortization of (discounts)
             premiums on investment securities                     (8,164)            (4,552)                 417
          Equity in undistributed earnings of
             subsidiary                                          (285,236)        (1,115,373)            (419,725)

          Decrease on other assets                                     --              6,041                2,373
                                                            -------------      -------------      ---------------

          Net cash provided by operating activities             1,509,551          1,257,491            1,498,581
                                                            -------------      -------------      ---------------

        Cash flows from investing activities:

          Purchase of investment securities held to
             maturity                                                  --                 --            (600,625)
          Proceeds from maturity of investment
             securities held to maturity                               --            600,000                  --
          Purchase of investment securities available
             for sale                                                  --           (467,344)                 --
                                                            -------------      -------------      ---------------

          Net cash provided by (used in) investing
             activities                                                --            132,656            (600,625)
                                                            -------------      -------------      ---------------

        Cash flows from financing activities:

          Dividends paid                                       (1,393,522)        (1,291,483)           (833,792)
          Treasury stock purchased                               (223,067)           (87,238)           (265,113)
                                                            -------------      -------------      --------------

          Net cash used by financing activities                (1,616,589)        (1,378,721)         (1,098,905)

        Net increase (decrease) in cash                          (107,038)            11,426            (200,949)

        Cash at beginning of year                                 637,104            625,678             826,627
                                                            -------------      -------------      --------------

        Cash at end of year                                 $     530,066      $     637,104      $      625,678
                                                            =============      =============      ==============

        Supplemental disclosure for non-cash
          investing and financing activity:
          Change in unrealized gain on securities
             available for sale, net of income taxes        $       8,877      $      17,552     $            --
                                                            =============      =============     ===============


                                       43                           (Continued)

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

       The tables below represent the quarterly results of operations for the years ending December 31, 2001 and 2000, respectively:

                                                      ----------------------------------------------------------------
                                                                                     2001
                                                      ----------------------------------------------------------------
                                                        FOURTH             THIRD            SECOND             FIRST
                                                      ----------------------------------------------------------------

          Total interest and fee income               $2,599,215        $2,922,837        $3,197,774        $3,285,828
          Total interest expense                         567,304           838,303         1,009,092         1,076,582
                                                      ----------        ----------        ----------        ----------
          Net interest income                          2,031,911         2,084,534         2,188,682         2,209,246
          Provision for loan losses                       95,000           130,000            65,000            45,000
          Net interest income after provisions
            for loan losses                            1,936,911         1,954,534         2,123,682         2,164,246
          Other income                                   355,635           261,104           238,558           260,909
          Other expense                                1,686,559         1,639,293         1,648,894         1,598,272
                                                      ----------        ----------        ----------        ----------
          Income before income tax expense               605,987           576,345           713,346           826,883
          Income tax expense                             201,310           191,900           240,950           285,450
                                                      ----------        ----------        ----------        ----------
          Net income                                  $  404,677        $  384,445        $  472,396        $  541,433
                                                      ==========        ==========        ==========        ==========
          Basic income per common share               $      .16        $      .15        $      .18        $      .21
                                                      ==========        ==========        ==========        ==========
          Diluted income per common  share            $      .16        $      .15        $      .18        $      .21
                                                      ==========        ==========        ==========        ==========


                                                      ----------------------------------------------------------------
                                                                                     2000
                                                      ----------------------------------------------------------------
                                                        FOURTH             THIRD            SECOND            FIRST
                                                      ----------------------------------------------------------------


          Total interest and fee income               $3,420,218        $3,431,139        $3,343,599        $3,031,932
          Total interest expense                       1,096,262         1,098,610         1,078,798           980,758
                                                      ----------        ----------        ----------        ----------
          Net interest income                          2,323,956         2,332,529         2,264,801         2,051,174
          Provision for loan losses                      105,000            90,000            80,000            40,000
          Net interest income after provisions
            for loan losses                            2,218,956         2,242,529         2,184,801         2,011,174
          Other income                                   260,094           244,266           230,587           239,953
          Other expense                                1,515,862         1,501,821         1,515,375         1,468,927
                                                      ----------        ----------        ----------        ----------
          Income before income tax expense
                                                         963,188           984,974           900,013           782,200
          Income tax expense                             334,000           341,700           311,300           272,000
                                                      ----------        ----------        ----------        ----------
          Net income                                  $  629,188        $  643,274        $  588,713        $  510,200
                                                      ==========        ==========        ==========        ==========
          Basic income per common share
                                                      $      .24        $      .25        $      .23        $      .20
                                                      ==========        ==========        ==========        ==========
          Diluted income per common share
                                                      $      .24        $      .25        $      .23        $      .20
                                                      ==========        ==========        ==========        ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ELECTION OF DIRECTORS

Fifteen (15) Directors, constituting the entire Board of Directors, will be elected at the Annual Meeting, each to hold office for one year and until a successor shall have been duly elected or appointed and shall have qualified. In the absence of instructions to the contrary, shares of common stock represented by properly executed proxies will be voted for the fifteen (15) Nominees listed on pages 45 and 46, all of whom are recommended by management and have consented to be named and to serve if elected.

The Company does not presently know of anything that would preclude any Nominee from serving; however, should any Nominee for any reason become unable or unwilling to serve as a Director, the number of Directors to be elected will be reduced accordingly.

The name of each Nominee designated by the Board of Directors of the Company for election as Director of the Company and certain information provided by such Nominee to the Company is set forth in the table below. Eleven (11) of the current nominees served as initial directors of the Bank from October 22, 1986, when the Bank's charter was issued until the first annual meeting of Shareholders on April 14, 1987, and were elected to serve a one-year term at such annual meeting. John M. Tupper and Thomas W. Myers were first elected as Directors of the Bank during 1993. Alan I. Nussbaum, MD and Edmund Rhett Jr., MD were first elected as Directors of the Bank during 1999. They were all re-elected to serve one-year terms at subsequent annual meetings. All of the above current Nominees served as Directors of the Company from April 9, 2001, the date of the last Annual Meeting of shareholders. John E. Huguley, an organizer and Director of the Bank and of the Company, has not been nominated for re-election in accordance with the Company's Board of Directors Retirement Policy.

                                   POSITIONS AND
                                   OFFICES HELD                               BUSINESS EXPERIENCE
                                       WITH            FAMILY                    1987-2002 AND
NAME                       AGE      CORPORATION     RELATIONSHIP              OTHER DIRECTORSHIPS
----                       ---      -----------     ------------              -------------------

Nathaniel I. Ball, III     60       Executive          None              The Bank of South Carolina (banking)
                                    Vice President,                      1986-2002
                                    Secretary,
                                    Director

William T. Cooper          72       Director           None              President, Southeastern Galleries, Inc. (retail
                                                                         furniture and decorating)1983-2002

C. Ronald Coward           66       Director           None              President - Coward-Hund Construction
                                                                         Company, Inc. (construction) 1976-2002

Leonard C. Fulghum         72       Director           None              Chairman - Ferguson Fulghum, Inc.
                                                                         (painting contractors) 1972-2002

T. Dean Harton             56       Director           None              President-Piedmont Hawthorne Holdings,
                                                                         Inc. (aviation) 1999-2002;
                                                                         President-Hawthorne Corporation (aviation)
                                                                         1986-1999

William L. Hiott, Jr.      57       Executive          None              The Bank of South Carolina
                                    Vice President,                      (banking) 1986-2002
                                    Treasurer,
                                    Director


                                   POSITIONS AND
                                   OFFICES HELD                               BUSINESS EXPERIENCE
                                       WITH            FAMILY                    1987-2002 AND
NAME                       AGE      CORPORATION     RELATIONSHIP              OTHER DIRECTORSHIPS
----                       ---     -------------    ------------              -------------------
Katherine M. Huger          60       Director        None              Assistant Professor of Economics -
                                                                       Charleston Southern  University (education)
                                                                       1972-2002

Charles G. Lane             47       Director        Brother of        Member - Holcombe, Fair & Lane, LLC
                                                     Hugh C.           (real estate) 1996-2002;
                                                     Lane, Jr.;        Associate-Holcombe & Fair Realtors
                                                     brother-in-       1987-1996
                                                     law of
                                                     Fleetwood S.
                                                     Hassell, Sr.
                                                     Vice-President

Hugh C. Lane, Jr.           54       President,      Brother of        The Bank of South
                                     Chief Exec-     Charles G.        Carolina (banking)
                                     utive Officer,  Lane              1986-2002
                                     Director


Louise J. Maybank           62       Director        None              Active in community programs

Thomas W. Myers             67       Director        None              President  -  Myers & Associates
                                                                       (estate and business insurance planning)
                                                                       1963-2002

Alan I. Nussbaum, MD        50       Director        None              Physician -  Rheumatology
                                                                       Associates, PA

Edmund Rhett Jr., MD        54       Director        None              Physician in private
                                                                       obstetrical practice with Low Country
                                                                       Obstetrics and Gynecology, PA

Thomas C. Stevenson, III    50       Director        None              President - Fabtech, Inc.
                                                                       (metal fabrication) 1991-2002;
                                                                       Private   Investor
                                                                       1990-91; Chairman of the Board - Stevenson
                                                                       Hagerty, Inc. (diversified holding
                                                                       company) 1984-90

John M. Tupper              60       Director        None              President - Tupperway
                                                                       Tire and Service, Inc. (retail tires and
                                                                       service)  1980-2002

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all remuneration (including remuneration under any contract, authorization or arrangement, whether or not set forth in a formal document) paid during the year ended December 31, 2001, by the Bank to the three
(3) Executive Officers of the Company and the Bank whose total remuneration from the Bank exceeded One Hundred Thousand and No/100 ($100,000.00) Dollars for their services in all capacities. Such Officers receive no compensation from the Company as Officers or as Directors or in any other capacity.


                                                                       LONG-TERM                       COMPENSATION
                                       ANNUAL COMPENSATION              AWARDS                            PAYOUTS
                         ------------------------------------------    ----------                      ------------
 (a)               (b)         (c)             (d)         (e)             (f)         (g)       (h)        (i)
                                                          OTHER                     SECURITIES
                                                          ANNUAL        RESTRICTED    UNDER-              ALL OTHER
NAME AND                                                  COMPEN-         STOCK       LYING     LTIP      COMPEN-
PRINCIPAL                                                SATION(1)(2)    AWARD(S)    OPTIONS/   PAYOUTS  SATION(1)(2)
POSITION          YEAR      SALARY($)       BONUS($)         ($)         ($) SARS       ($)       ($)        ($)
---------         ----      ----------      --------  -----------------  ---------  ----------  -------  ------------
Hugh C. Lane,     2001  $   161,518.10         ---    $   19,980.77                                      $  19,980.77
Jr. - CEO         2000  $   153,601.37         ---    $   25,659.41                                      $  25,659.41
& President       1999  $   142,500.00         ---    $   18,996.83                                      $  18,996.83

Nathaniel I.      2001  $   147,101.45         ---    $   17,938.56                                      $  17,938.56
Ball, III -       2000  $   137,101.73         ---    $   22,558.77                                      $  22,558.77
Executive Vice    1999  $   126,000.00         ---    $   16,752.09                                      $  16,752.09
President &
Secretary

William L.        2001  $   147,101.45         ---    $   18,552.24                                     $  18,552.24
Hiott, Jr. -      2000  $   136,101.73         ---    $   23,355.09                                     $  23,355.09
Executive Vice    1999  $   126,000.00         ---    $   17,318.45                                     $  17,318.45
President &
Treasurer

----------------------------------
(1) Includes same life, disability and health insurance benefits as all other employees of the Bank who work at least thirty (30) hours a week.

(2)      Includes Bank contribution to the ESOP.
------------------------------------------------

Non-officer Directors of the Company received One Hundred and No/100 ($100.00) Dollars for each meeting of the Board of Directors of the Company attended and non-officer Directors of the Bank received Two Hundred Fifty and No/100 ($250.00) Dollars for each meeting of the Board of Directors of the Bank attended and One Hundred and No/100 ($100.00) Dollars for each Company or Bank Board Committee meeting attended.

On November 2, 1989, the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees for long and faithful service.

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

The Plan became effective as of January 1, 1989.

The Board of Directors of the Bank approved the contribution of Two Hundred Thirty-Seven Thousand Five Hundred and No/100 ($237,500.00) Dollars to the ESOP for the fiscal year ended December 31, 2001. The contribution was made during 2001. T. Dean Harton, Sheryl G. Sharry and Nathaniel I. Ball, III, currently serve as Plan Administrators. Nathaniel I. Ball, III, currently serves as Trustee for the Plan. The Plan currently owns Two Hundred One Thousand Seven Hundred One (201,701)) Shares or 7.89% of the Company's common stock.

During the fiscal year ended December 31, 2001, the Company had no plans or arrangements pursuant to which any Officer, Director or principal Shareholder received contingent remuneration or personal benefits other than the contingent remuneration and life, disability and health insurance benefits referred to in the footnotes to the preceding table.

On April 14, 1998, the shareholders of the Company approved an Incentive Stock Option Plan for the benefit of eligible Officers and employees of the Bank. A total of one hundred eighty thousand (180,000) shares were reserved and on April 16, 1998, the Bank granted options to purchase Common Stock in the aggregate amount of one hundred forty six thousand (146,000) shares to fifty two (52) employees of the Bank (including officers, such Directors as are also employees and other employees) pursuant to the Incentive Stock Option Plan. These grants include those to Hugh C. Lane, Jr., Nathaniel I. Ball, III, and William L. Hiott, Jr., Executive Officers and Directors.

As of July 10, 2000, all option holders, including the above Executive Officers, terminated their existing stock options. There was no obligation on the part of the Company or the Bank of South Carolina to issue additional or replacement options. No options were exercised in 1998, 1999 or 2000. On May 14, 2001, the Bank granted options to purchase common stock in the aggregate amount of One Hundred Fifty-Two Thousand, Three Hundred and Fifty (152,350) Shares to forty-five (45) employees of the Bank (including officers, such Directors as are also employees and other employees) pursuant to the Incentive Stock Option Plan. These grants included those to Hugh C. Lane, Jr., Nathaniel I. Ball, III and William L. Hiott, Jr., Executive Officers and Directors. Except for those options granted to Hugh C. Lane, Jr. as described below, all of the options were granted at an exercise price of Thirteen and 50/100 Dollars ($13.50). Options for Five Hundred Fifty (550) Shares with an exercise price of Thirteen and 50/100 Dollars ($13.50) have expired. No additional options were granted during 2001. No options were exercised during 2001.

Hugh C. Lane, Jr., President and Chief Executive Officer, was granted the option to purchase Seventeen Thousand Five Hundred (17,500) Shares of common stock of the Company pursuant to the Incentive Stock Option Plan at a price of $14.85. All of the options are exercisable on May 14, 2006 and expire if not exercised on that date. Nathaniel I. Ball, III, Executive Vice President and Secretary and William L. Hiott, Jr., Executive Vice President and Treasurer, were each granted the option to purchase Thirteen Thousand Seven Hundred Fifty (13,750) Shares of common stock of the Company pursuant to the Incentive Stock option Plan at a price of $13.50. All of these options are exercisable in five (5) twenty (20%) percent increments beginning on and for the year following May 14, 2006 with an additional twenty (20%) to be exercisable on and for the year following each successive anniversary. The right to exercise each such twenty (20%) percent of each option is cumulative and will not expire until the tenth anniversary of the date of the grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the extent known to the Board of Directors of the Company, as of February 22, 2002, the only Shareholders of the Company having beneficial ownership of more than five (5%) percent of the shares of common stock of the Company are as set forth below:

NAME AND ADDRESS OF                                  AMOUNT AND NATURE OF                            PERCENT OF
  BENEFICIAL OWNER                                    BENEFICIAL OWNERSHIP                             CLASS
-------------------                                  ---------------------                           ----------
Hugh C. Lane, Jr.                                         412,417(1)(2)                                 16.17%
30 Church Street
Charleston, SC  29401

Charles G. Lane                                           143,794(3)                                     5.64%
10 Gillon Street
Charleston, S.C.  29401

The Bank of South Carolina                                201,701(4)                                     7.91%
 Employee Stock Ownership
 Plan and Trust ("ESOP")
256 Meeting Street
Charleston, SC  29401

----------------

(1) To the extent known to the Board of Directors, Hugh C. Lane and his children, individually and collectively, have beneficial ownership of 647,641 shares or 25.3% of the outstanding shares. As more fully described in the following footnote, Hugh C. Lane, Jr. and Charles G. Lane are the only ones of the above who have a beneficial ownership interest in more than five (5%) percent of the Company's common stock. Hugh C. Lane, Jr. disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote). Charles G. Lane disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote).

(2) To the extent known to the Board of Directors, Hugh C. Lane, Jr. an Executive Officer and Director of the Bank and the Company, directly owns and has sole voting and investment power with respect to 168,359 shares; as trustee for 7 trust accounts holding an aggregate of 65,250 shares, he has sole voting and investment power with respect to such shares; as co-trustee for three trust account holding 13,340 shares, he has joint voting and investment power with respect to such shares; as trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment power with respect to 6,500 shares; he is indirectly beneficial owner of 8,168 shares owned by his wife and an aggregate of 120,112 shares held by his wife as custodian for three minor children and 30,688 shares owned by the Employee Stock Ownership Plan and Trust ("ESOP") in which he has a vested interest. All of the 30,688 shares beneficially owned by Hugh C. Lane, Jr. are currently owned. Hugh C. Lane, Jr. has had beneficial ownership of more than five (5%) percent of the Bank's common stock since October 23, 1986, and more than ten (10%) percent since November 16, 1988.

(3) To the extent known to the Board of Directors, Charles G. Lane, a Director of the Bank and the Company, directly owns and has sole voting and investment power with respect to 69,557 shares; as co-trustee for 3 trust accounts holding 16,053 shares, he has joint voting and investment powers with respect to such shares; as trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment power with respect to 6,500 shares; he is indirectly beneficial owner of 2,662 shares owned by his wife and an aggregate of 49,022 share held by his wife as custodian for three minor children. All of the shares beneficially owned by Charles G, Lane are currently owned. Charles G. Lane has had beneficial ownership of more than five (5%) percent of the Bank's Common Stock since July 19, 1999.

(4) Thee Trustees of the ESOP, T. Dean Harton, a Director of the Bank and the Company, Sheryl G. Sharry, and Officer of the Bank and Nathaniel
          I. Ball, III, and Executive Officer and Director of the Bank and the Company, disclaim beneficial ownership of 201,701 shares owned by the ESOP which have been allocated to members of the plan each of whom under the terms of the plan has the right to direct the Trustees as to the manner in which voting rights are to be exercised.

BENEFICIAL OWNERSHIP OF COMMON STOCK OF THE COMPANY

The table below sets forth the number of shares of common stock (the only class of outstanding equity securities of the Company) known by the Company to be beneficially owned by each Nominee for election as Director and by the Officers and Directors of the Company as a group as of February 22, 2002. Except as otherwise indicated in the footnotes to the table, the persons named possess sole voting power and investment power with respect to the shares shown opposite their names. As of February 22, 2002, no Officer, Director or Nominee beneficially owned more than ten (10%) percent of the outstanding shares of the Company other than Hugh C. Lane, Jr. As of February 22, 2002, the Officers, Directors and Nominees beneficially owned 819,290 shares, representing approximately 32.12% of the outstanding shares.

As of February 22, 2002, the beneficial ownership of Common Stock of the Company by all current Directors and each Nominee for Director was as set forth in the following table:

NAME AND ADDRESS OF                                     AMOUNT AND NATURE OF                          PERCENT OF
  BENEFICIAL OWNER                                      BENEFICIAL OWNERSHIP                            CLASS
-------------------                                     --------------------                          ----------
Nathaniel I. Ball, III                                         43,470 (1)                                1.70%
1302 Cove Avenue
Sullivans Island, SC 29482

William T. Cooper                                               5,324 (1)                                 .21%
21 Jamestown Road
Charleston, SC 29407

C. Ronald Coward                                               34,136 (1)                                1.34%
537 Planters Loop
Mt. Pleasant, SC 29464

Leonard C. Fulghum                                             35,175 (1)                                1.38%
311 Middle Street
Mt. Pleasant, SC 29464

T. Dean Harton                                                  8,704 (1)                                 .34%
4620 Lazy Creek Lane
Kamala, SC 29487

William L. Hiott, Jr.                                          88,781 (1)                                3.48%
1831 Capri Drive
Charleston, SC 29407

Katherine M. Huger                                              5,324 (1)                                 .21%
72 Murray Boulevard
Charleston, SC 29401

John E. Huguley                                                16,456 (1)                                 .65%
22 Murray Boulevard
Charleston, SC 29401

Charles G. Lane                                               143,794 (1)                                5.64%
10 Gillon Street
Charleston, SC 29401

Hugh C. Lane, Jr.                                             412,417 (1)                               16.17%
30 Church Street
Charleston, SC 29401

Louise J. Maybank                                              20,661 (1)                                 .81%
8 Meeting Street
Charleston, SC 29401

Thomas W. Myers                                                 2,000                                     .08%
500 Central Avenue
Summerville, SC 29483


NAME AND ADDRESS OF                                  AMOUNT AND NATURE OF                            PERCENT OF
  BENEFICIAL OWNER                                   BENEFICIAL OWNERSHIP                               CLASS
-------------------                                  --------------------                            ----------
Thomas C. Stevenson, III                                          484                                    .02%
173 Tradd Street
Charleston, SC 29401

John M. Tupper                                                  1,364                                   .05%
113 Linwood Drive
Summerville, SC 29483

Alan I. Nussbaum, M.D.                                            300                                   .01%
37 Rebellion Road
Charleston, S. C. 29407

Edmund Rhett, Jr., M.D.                                           900 (1)                               .04%
45 South Battery
Charleston, S.C. 29401

 (1) To the extent known to the Board of Directors, each of the following Directors and Nominees for election as Directors (each of whom directly owns and has sole voting and investment power of all shares beneficially owned by him or her except as set forth in this footnote) indirectly owns the following number of shares: Nathaniel I Ball, III-90 shares owned by his wife; 20,327 shares owned by the ESOP, in which he has a vested interest; William T. Cooper-an aggregate of 4,840 shares held by a pension plan; C. Ronald Coward-an aggregate of 1,100 shares owned by a company of which he is president and director; Leonard C. Fulghum-an aggregate of 3,555 shares owned by his wife; T. Dean Harton-an aggregate of 2,134 shares owned by his wife and held by his wife as custodian for his step-son; William L. Hiott, Jr.-an aggregate of 9,855 shares directly owned by his wife and by his two children and 20,450 shares owned by the ESOP, in which he has a vested interest; Katherine M. Huger-484 shares owned by her husband; John E. Huguley-8,954 shares owned by his wife; Charles G. Lane-an aggregate of 74,237 shares owned by his wife, held by her as custodian for each of three children, held by him as co-trustee with Hugh C. Lane, Jr., for a sister's children, held by him as a co-trustee for the children of Hugh
         C. Lane, Jr. and held by him as a trustee of Mills Bee Lane Memorial Foundation; Hugh C. lane, Jr.-an aggregate of 213,370 shares owned by his wife, held by his wife as custodian for each of three children, held by him as co-trustee with Charles G. Lane for a sister's children and held by him as trustee for his and his brother's and sisters' children (as more fully described in the footnote to the preceding table), held by him as a trustee of Mills Bee Lane Memorial Foundation and 30,688 shares owned by the ESOP, in which he has a vested interest; Louise J. Maybank,-8,561 shares held by her as co-trustee for a charitable trust; Edmund Rhett, Jr., 400 shares owned by his wife. All such indirectly owned shares are included in the totals of the number of shares set forth in the above table and beneficially owned by the Directors and Nominees.

------------------------------

As a group, all Directors and Executive Officers (including Hugh C. Lane, Jr., President and Chief Executive Officer; Nathaniel I. Ball, III, Executive Vice President and Secretary; and William L. Hiott, Jr., Executive Vice President and Treasurer) are sixteen (16) in number and beneficially own an aggregate of 819,290 shares, representing 32.12% of the issued and outstanding Common Stock of the Company. All of these shares beneficially owned by the Directors, Nominees and Executive Officers are currently owned.

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

Charles G. Lane failed to file one (1) Statement of Beneficial Interest on Form 4 in a timely manner and Louise J. Maybank failed to file three (3) Statements of Beneficial Interest on Form 4 in a timely manner.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

1. The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-KSB and listed on pages as indicated.

                                                                                                                   PAGE
                                                                                                                   ----
      (1)     Report of Independent Auditors.........................................................................18
      (2)     Consolidated Balance Sheets............................................................................19
      (3)     Consolidated Statements of Operations..................................................................20
      (4)     Consolidated Statements of Shareholders' Equity and Comprehensive Income...............................21
      (5)     Consolidated Statements of Cash Flows..................................................................22
      (6)     Notes to Consolidated Financial Statements.............................................................23 - 42

2.    Exhibits

      1.1   Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
      1.2   By-laws of the Registrant (Filed with 1995 10-KSB)
      1.3   2001 Annual Report to Shareholders (Incorporated herein)
      1.4   2001 Proxy Statement (Incorporated herein)
      1.5   Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
      1.6 Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
      1.7 Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
      1.8 Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
      1.9   List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
            The Registrant's only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
      1.10  Plan of Reorganization (Filed with 1995 10-KSB)

3.    Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 21, 2002                 BANK OF SOUTH CAROLINA CORPORATION



                                      By: /s/ William L. Hiott, Jr.
                                          -------------------------
                                          William L. Hiott, Jr.
                                          Executive Vice President and Treasurer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

March 21, 2002                           /s/ Nathaniel I. Ball, III
                                         --------------------------
                                         Nathaniel I. Ball, III, Executive Vice
                                         President, Secretary and Director




March 21, 2002                           /s/ William T. Cooper
                                         ---------------------
                                         William T. Cooper, Director




March 21, 2002                           /s/ C. Ronald Coward, Director
                                         -------------------------------
                                         C. Ronald Coward, Director




March 21, 2002                           /s/ Leonard C. Fulghum
                                         -----------------------
                                         Leonard C. Fulghum, Director




March 21, 2002                           /s/ T. Dean Harton
                                         ------------------
                                         T. Dean Harton, Director




March 21, 2002                           /s/ William L. Hiott, Jr.
                                         --------------------------
                                         William L. Hiott, Jr., Executive
                                         Vice President,
                                         Treasurer & Director




March 21, 2002                           /s/ Katherine M. Huger
                                         ----------------------
                                         Katherine M. Huger, Director




March 21, 2002                           /s/ John E. Huguley
                                         -------------------
                                         John E. Huguley, Director




March 21, 2002                           /s/ Charles G. Lane
                                         -------------------
                                         Charles G. Lane, Director




March 21, 2002                           /s/ Hugh C. Lane, Jr.
                                         --- ------------------
                                         Hugh C. Lane, Jr., President,
                                         Chief Executive Officer & Director




March 21, 2002                           /s/ Louise J. Maybank
                                         ---------------------
                                         Louise J. Maybank, Director




March 21, 2002                           /s/ Thomas W. Myers
                                         --------------------
                                         Thomas W. Myers, Director




March 21, 2002                           /s/ Alan I. Nussbaum, MD
                                         -------------------------
                                         Alan I. Nussbaum, M.D.




March 21, 2002                           /s/ Edmund Rhett, Jr., MD
                                         -------------------------
                                         Edmund Rhett, Jr. ,M.D.




March 21, 2002                           /s/ Thomas C. Stevenson
                                         -----------------------
                                         Thomas C. Stevenson, III, Director




March 21, 2002                           /s/ John M. Tupper
                                         ------------------
                                         John M. Tupper, Director