Form 10QSB
period 2002-03-31
BANK OF SOUTH CAROLINA CORP
filed 2002-05-15
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         March 31, 2002
                                       --------------

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

                                 Yes [X] No [ ]

As of May 14, 2002, there were 2,550,695 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                                 Yes [ ] No [X]

                                Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                              Report on Form 10-QSB
                                for quarter ended
                                 March 31, 2002

                                                                                            Page
                                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets - March 31, 2002
       and December 31, 2001..................................................................3
     Consolidated Statements of Operations - Three months
       ended March 31, 2002 and 2001..........................................................4
     Consolidated Statements of Shareholders'
     Equity and Comprehensive Income - Three months ended
     March 31, 2002 and 2001..................................................................5
     Consolidated Statements of Cash Flows - Three months
       ended March 31, 2002 and 2001..........................................................6
     Notes to Consolidated Financial Statements...............................................7

Item 2.  Management's Discussion and Analysis or
         Plan of Operations...................................................................8
         Liquidity...........................................................................11
         Capital Resources...................................................................12
         Accounting and Reporting Changes....................................................12
         Effect of Inflation and Changing Prices.............................................12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................13
Item 2.  Changes in Securities...............................................................13
Item 3.  Default Upon Senior Securities......................................................13
Item 4.  Submission of Matters to a Vote of Security Holders.................................13
Item 5.  Other Information...................................................................13
Item 6.  Exhibits and Reports on Form 8-K....................................................13

Signatures...................................................................................14

                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                       March 31, 2002         December 31, 2001
                                                                                       --------------         -----------------
Assets

  Cash and due from banks                                                              $    9,537,433           $    7,639,506
  Interest bearing deposits in other banks                                                      7,564                    7,527
  Federal funds sold                                                                        7,986,797                4,478,358
  Investment securities available for sale                                                 24,048,207               24,580,858
  Loans                                                                                   118,648,474              118,492,932
      Allowance for loan losses                                                            (1,256,482)              (1,201,091)
                                                                                       --------------           --------------
  Net loans                                                                               117,391,992              117,291,841
                                                                                       --------------           --------------
  Premises and equipment, net                                                               3,420,670                3,442,349
  Accrued interest receivable                                                                 814,804                  809,210
  Other assets                                                                                145,956                  216,424
                                                                                       --------------           --------------
  Total assets                                                                         $  163,353,423           $  158,466,073
                                                                                       ==============           ==============

Liabilities and Shareholders' Equity:
  Deposits:
    Non-interest bearing demand                                                        $   36,995,172           $   37,689,266
    Interest bearing demand                                                                27,273,980               26,819,881
    Money market accounts                                                                  30,239,793               23,775,885
    Certificates of deposit $100,000 and over                                              17,518,077               19,257,923
    Other time deposits                                                                    15,549,721               15,338,773
    Other savings deposits                                                                 10,338,091               10,257,011
                                                                                       --------------           --------------
       Total deposits                                                                     137,914,834              133,138,739

  Short-term borrowings                                                                     5,538,579                4,882,370
  Accrued interest payable and other liabilities                                              838,098                1,143,469
                                                                                       --------------           --------------
       Total liabilities                                                                  144,291,511              139,164,578

  Common Stock - No par value;
     6,000,000 shares authorized; issued
     2,682,597 shares at March 31,
     2002 and December 31, 2001                                                                    --                       --
  Additional paid in capital                                                               16,456,624               16,456,624
  Retained earnings                                                                         3,226,676                3,079,379
  Treasury stock - 131,902 shares at March 31,
    2002 and 118,800 shares at December 31, 2001                                           (1,307,157)              (1,126,104)
  Accumulated other comprehensive income,
    net of income taxes                                                                       685,769                  891,596

      Total shareholders' equity                                                           19,061,912               19,301,495
                                                                                       --------------           --------------

Total liabilities and shareholders' equity                                             $  163,353,423           $  158,466,073
                                                                                       ==============           ==============


          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                           2002                    2001
                                                                                       ------------          ------------
Interest and fee income
  Interest and fees on loans                                                           $  1,926,157          $  2,683,469
  Interest and dividends on investment securities                                           382,736               534,566
  Other interest income                                                                      20,555                67,793
                                                                                       ------------          ------------
      Total interest and fee income                                                       2,329,448             3,285,828
                                                                                       ------------          ------------

Interest expense
  Interest on deposits                                                                      382,727               975,455
  Interest on short-term borrowings                                                          14,783               101,127
                                                                                       ------------          ------------
      Total interest expense                                                                397,510             1,076,582
                                                                                       ------------          ------------

  Net interest income                                                                     1,931,938             2,209,246
      Provision for loan losses                                                              50,000                45,000
                                                                                       ------------          ------------
  Net interest income after provision for loan losses                                     1,881,938             2,164,246
                                                                                       ------------          ------------

Other income
  Service charges, fees and commissions                                                     236,967               199,002
  Mortgage banking income                                                                   109,444                50,449
  Other non-interest income                                                                   6,114                11,458
  Gain on sale of securities                                                                 16,657                    --
                                                                                       ------------          ------------
      Total other income                                                                    369,182               260,909
                                                                                       ------------          ------------

Other expense
  Salaries and employee benefits                                                            936,566               931,970
  Net occupancy expense                                                                     318,881               300,558
  Other operating expenses                                                                  352,500               365,744
                                                                                       ------------          ------------
      Total other expense                                                                 1,607,947             1,598,272
                                                                                       ------------          ------------

Income before income tax expense                                                            643,173               826,883
  Income tax expense                                                                        215,300               285,450
                                                                                       ------------          ------------
Net income                                                                             $    427,873          $    541,433
                                                                                       ============          ============

Basic earnings per share                                                               $        .17          $        .21
                                                                                       ============          ============
Diluted earnings per share                                                             $        .17          $        .21
                                                                                       ============          ============
Dividends per common share                                                             $        .11          $        .11
                                                                                       ============          ============


           See accompanying notes to consolidated financial statements

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                        COMPREHENSIVE INCOME (UNAUDITED)
                    FOR THREE MONTHS MARCH 31, 2002 AND 2001

                                                                                                Accumulated Other
                                        Common      Additional       Retained        Treasury     Comprehensive
                                         Stock   Paid In Capital     Earnings          Stock           Income          Total
                                        ------   ---------------   -----------      ----------- ------------------  -----------
December 31, 2000                         $ --     $16,456,624     $ 2,410,043      $  (903,037)     $ 590,652      $18,554,282

Comprehensive income:

  Net income                                --              --         541,433               --             --          541,433

  Net unrealized gain
    on securities (net
    of tax effect of
    $125,880)                               --              --              --               --        214,590          214,590
                                                                                                                    -----------

Comprehensive income                        --              --              --               --             --          756,023
                                                                                                                    -----------

Cash Dividends                              --              --        (283,866)              --             --         (283,866)
                                          ----     -----------     -----------      -----------      ---------      -----------

March 31, 2001                            $ --     $16,456,624     $ 2,667,610      $  (903,037)     $ 805,242      $19,026,439
                                          ====     ===========     ===========      ===========      =========      ===========

December 31, 2001                         $ --     $16,456,624     $ 3,079,379      $(1,126,104)     $ 891,596      $19,301,495

Comprehensive income

    Net income                              --              --         427,873               --             --          427,873

Net unrealized loss on
  securities, (net of
  tax benefit of
  $120,767)                                 --              --              --               --       (205,827)        (205,827)
                                                                                                                    -----------

Total comprehensive income                  --              --              --               --             --          222,046
                                                                                                                    -----------

Purchase of treasury stock                  --              --              --         (181,053)            --         (181,053)

Cash dividends                              --              --        (280,576)              --             --         (280,576)
                                          ----     -----------     -----------      -----------      ---------      -----------

March 31, 2002                            $ --     $16,456,624     $ 3,226,676      $(1,307,157)     $ 685,769      $19,061,912
                                          ====     ===========     ===========      ===========      =========      ===========

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            Three Months Ended March 31,
                                                                                            2002                    2001
                                                                                       -------------           -------------
Cash flows from operating activities:
   Net income                                                                          $     427,873           $     541,433
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                                           99,845                  98,287
       Gain on sale of securities                                                            (16,657)                     --
       Net accretion of unearned
           discounts on investments                                                          (27,615)                (35,002)
       Provision for loan losses                                                              50,000                  45,000
       Decrease in accrued interest receivable
             and other assets                                                                185,641                  15,612
       (Decrease) increase in other liabilities                                             (303,930)                374,290
                                                                                       -------------           -------------

Net cash provided by operating activities                                                    415,157               1,039,620
                                                                                       -------------           -------------

Cash flows from investing activities:
   Maturities of investment securities                                                       250,329               3,200,000
   Net increase in loans                                                                    (150,151)             (2,702,918)
   Purchase of premises and equipment                                                        (78,166)               (110,064)
                                                                                       -------------           -------------
Net cash provided by investing activities                                                     22,012                 387,018
                                                                                       -------------           -------------

Cash flows from financing activities:
   Net increase in deposit accounts                                                        4,776,095               3,285,834
   Net increase (decrease) in short-term borrowings                                          656,209              (1,524,462)
   Purchase of Treasury Stock                                                               (181,053)                     --

   Dividends paid                                                                           (282,017)               (541,924)
                                                                                       -------------           -------------

Net cash provided by financing activities                                                  4,969,243               1,219,448
                                                                                       -------------           -------------

Net increase in cash and cash equivalents                                                  5,406,403               2,646,086
Cash and cash equivalents, beginning of period                                            12,125,391              14,260,650
                                                                                       -------------           -------------

Cash and cash equivalents, end of period                                               $  17,531,794           $  16,906,736
                                                                                       =============           =============

Supplemental disclosure of cash flow data:
   Cash paid during the year for:
     Interest                                                                          $     465,803           $     942,405
                                                                                       =============           =============
     Income taxes                                                                      $      20,800           $     332,947
                                                                                       =============           =============

Supplemental disclosure for non-cash financing activity:
   Change in dividends payable                                                         $      (1,441)          $     283,866
                                                                                       =============           =============

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1:  BASIS OF PRESENTATION

Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire year.

The preparation of the consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America (GAAP) which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of income and expense during the reporting period. Actual results could differ from these estimates and assumptions.

NOTE 2:  INVESTMENT SECURITIES

Investment securities classified as "Available for Sale" are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method.

NOTE 3:  SHAREHOLDERS' EQUITY

A regular quarterly cash dividend of $.11 per share was declared on March 21, 2002 for shareholders of record at April 1, 2002, payable April 30, 2002. Income per common share for the quarter ended March 31, 2002 and for the quarter ended March 31,2001 was calculated as follows:

                                                                               FOR THE QUARTER ENDED MARCH 31, 2002
                                                                            INCOME             SHARES          PER SHARE
                                                                          (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                          -----------       -------------      ---------
         Net income                                                       $  427,873
                                                                          ==========

         Basic income available to
             common shareholders                                          $  427,873          2,556,208          $  .17
                                                                          ==========         ==========          ======

         Effect of dilutive options                                                               5,317
                                                                                             ----------

         Diluted income available to common
             shareholders                                                 $  427,873          2,561,525          $  .17
                                                                          ==========         ==========          ======

                                                                               FOR THE QUARTER ENDED MARCH 31, 2001
                                                                            INCOME             SHARES          PER SHARE
                                                                          (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                                                          -----------       -------------      ---------

          Net income                                                      $  541,433
                                                                          ==========

          Basic income available to
              common shareholders                                         $  541,433           2,580,597        $  .21
                                                                          ==========          ==========        ======

          Effect of dilutive options*

          Diluted income available to common
              shareholders                                                $  541,433           2,580,597        $  .21
                                                                          ==========          ==========        ======

         *        All outstanding options are anti-dilutive.

NOTE 4:  ADOPTION OF NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairent at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement 142 is effective for fiscal years beginning after December 15, 2001. The adoption of these standards has not and is not expected to have a material effect on the Company as the Company has no goodwill or other intangible assets.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 has not had a material effect on the financial position or results of operations of the Company.

                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

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


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2001

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income decreased $113,560 or 20.97% to $427,873, or basic and diluted earnings per share of $.17, for the three months ended March 31, 2002, from $541,433, or basic and diluted earnings per share of $.21, for the three months ended March 31, 2001. The decrease is primarily due to a decline in interest rates which resulted in a decline in our net interest margin.

NET INTEREST INCOME

Net interest income decreased $277,308 or 12.55% to $1,931,938 for the three months ended March 31, 2002, from $2,209,246 for the three months ended March 31, 2001. Total interest and fee income decreased $956,380 or 29.11% for the three months ended March 31, 2002, to $2,329,448 from $3,285,828 for the three months ended March 31, 2001. Average interest earning assets decreased from $146.0 million for the three months ended March 31, 2001 to $145.1 million for the three months ended March 31, 2002. The yield on interest earning assets decreased 262 basis points between periods to 6.51% for the three months ended March 31, 2002 compared to 9.13% for the same period in 2001. The decrease in yield on average interest earning assets is due to a decrease in the yield on average loans of 358 basis points as well as a decrease in the yield on average investment securities of 375 basis points. The yield on average loans was 6.77% for the three months ended March 31, 2002 compared to 10.35% for the three months ended March 31, 2001. This decrease in yield is due to the fact that the majority of the Bank's loans reprice with the Bank's prime rate. The Bank's prime rate was 4.75% and 8.32% at March 31, 2002 and 2001, respectively. The yield on average other earning assets was 1.62% at March 31, 2002 compared to 5.37% on March 31, 2001. This was offset slightly by an increase in yield on average investment securities of 24 basis points to 6.32% for the three months ended March 31, 2002 compared to 6.08% for the three months ended March 31, 2001.

Total interest expense decreased $679,072 or 63.08% to $397,510 for the three months ended March 31, 2002, from $1,076,582 for the three months ended March 31, 2001. The decrease in interest expense is primarily due to a decrease in the average cost of funds. Interest on deposits for the three months ended March 31, 2002, was $382,727 compared to $975,455 for the three months ended March 31, 2001, a decrease of $592,728 or 60.76%. Total interest bearing deposits averaged approximately $95.39 million for the three months ended March 31, 2002 as compared to $94.05 million for the three months ended March 31, 2001. Interest on short-term borrowings decreased $86,344 or 85.38% to $14,783 for the period ended March 31, 2002, from $101,127 for the three months ended March 31, 2001. Short-term borrowings consist of demand notes to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $4.9 million for the three months ended March 31, 2002 compared to approximately $8.0 million for the three months ended March 31, 2001. The average cost of interest bearing liabilities was 1.61% and 4.28% for the three months ended March 31, 2002 and 2001, respectively. This decrease in cost of funds is a result of the decreasing interest rate environment.

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

The total provision for loan losses for the quarter ended March 31, 2002 was $50,000 compared to $45,000 for the quarter ended March 31, 2001. During the quarter ended March 31, 2002, loan losses of $6,739 and recoveries of $12,131 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,256,483 or 1.06% of total loans at March 31, 2002, compared to $1,201,091 or 1.01% of total loans at December 31, 2001.

Net recoveries were $5,392 or .02% of average loans for the quarter ended March 31, 2002 as compared to net charge-offs of $28,508 for the quarter ended March 31, 2001 or .11% of average loans. Net charge-offs in 2001 were unusually high for the Company as compared to historical charge-off levels. Uncertainty in the economic outlook has increased, making charge-off levels in future periods less predictable. However, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The increase in the allowance for loan losses from $1,201,091 or 1.01% of total loans at December 31, 2001 to $1,256,483 or 1.01% of total loans at December 31, 2001 is due in part to the changes to the allowance for loan loss model as discussed above. The Company has also provided unallocated reserves totaling $62,027 at March 31, 2002 related to uncertainty as to the collectibility of these loans and other inherent losses in the portfolio. Management believes the allowance for loan losses at March 31, 2002 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

OTHER INCOME

Other income for the three months ended March 31, 2002, increased $108,273 or 41.50% to $369,182 from $260,909 for the three months ended March 31, 2001. The increase is primarily due to an increase in mortgage banking, which is the direct result of an increase in the volume of mortgage loans. The mortgage banking income increased $58,995 or 116.94% to $109,444 for the three months ended March 31, 2002, from $50,449 for the three months ended March 31, 2001.

OTHER EXPENSE

Bank overhead increased $91,731 or 5.65% to $1,716,568 for the three months ended March 31, 2002, from, $1,624,837 for the three months ended March 31, 2001. Net occupancy expense increased $18,323 or 6.10% to $318,881 for the three months ended March 31, 2002 from $300,558 for the three months ended March 31, 2001. This increase is due to an increase in maintenance contracts related to the renegotiation of contracts. Other operating expenses increased $68,812 or 17.54% to $461,121 for the three months ended March 31, 2002, from $392,309 for the three months ended March 31, 2001. This increase is primarily due to an increase in professional fees for hours of service related to the implementation of new computer hardware.

INCOME TAX EXPENSE

During the quarter ended March 31, 2001, the Company's effective tax rate was 33.47% compared to 34.52% during the quarter ended March 31, 2001.

LIQUIDITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company's primary liquid assets accounted for 25.45% and 31.88% of total assets at March 31, 2002 and 2001, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. Investment securities are an important tool in the Company's liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk. All of the securities presently owned by the Bank are classified as Available for Sale. At March 31, 2002, the Bank had unused short-term lines of credit totaling approximately $18,500,000 (which are withdrawable at the lender's option). Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At March 31, 2002 and 2001, the Bank's liquidity ratio was 37.53% and 31.95%, respectively.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering, the retention of earnings less dividends paid and the exercising of stock options for a total shareholders' equity at March 31, 2002, of $19,061,912. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The Company and the Bank were in compliance with regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines at March 31, 2002. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at March 31, 2002, for the Bank is 14.53% and at March 31, 2001, was 15.55%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing. The Bank plans to have capital expenditures during 2002 in updating the computer hardware.

ACCOUNTING AND REPORTING CHANGES

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairent at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement 142 is effective for fiscal years beginning after December 15, 2001. The adoption of these standards has not and is not expected to have a material effect on the Company as the Company has no goodwill or other intangible assets.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 has not had a material effect on the financial position or results of operations of the Company.

EFFECT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. As of March 31, 2002, management believes that there have been no significant changes in market risk as disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

                                          BANK OF SOUTH CAROLINA CORPORATION



May 14, 2002
                                          BY: /s/ Hugh C. Lane, Jr.
                                             ----------------------------------
                                             Hugh C. Lane, Jr.
                                             President



                                          BY: /s/ William L. Hiott, Jr.
                                             ----------------------------------
                                             William L. Hiott, Jr.
                                             Executive Vice President &
                                             Treasurer