Form 10QSB
period 2002-06-30
BANK OF SOUTH CAROLINA CORP
filed 2002-08-14
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                                    June 30, 2002
                                                                  -------------

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

                          Yes [X]   No [ ]

As of August 13, 2002, there were 2,550,695 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                          Yes [ ]   No [X]

                               Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                             Report on Form 10-QSB
                               for quarter ended
                                 June 30, 2002


                                                                                               Page
                                                                                               ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets - June 30, 2002
       and December 31, 2001....................................................................3
     Consolidated Statements of Operations - Three months
       ended June 30, 2002 and 2001.............................................................4
     Consolidated Statements of Operations - Six months
       ended June 30, 2002 and 2001.............................................................5
     Consolidated Statements of Shareholders'
     Equity and Comprehensive Income - Six months ended
     June 30, 2002 and 2001.....................................................................6
     Consolidated Statements of Cash Flows - Six months
       ended June 30, 2002 and 2001.............................................................7
     Notes to Consolidated Financial Statements.................................................8

Item 2.  Management's Discussion and Analysis or
           Plan of Operations..................................................................10
           Liquidity...........................................................................14
           Capital Resources...................................................................15
           Accounting and Reporting Changes....................................................15
           Effect of Inflation and Changing Prices.............................................16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................17
Item 2.  Changes in Securities.................................................................17
Item 3.  Default Upon Senior Securities........................................................17
Item 4.  Submission of Matters to a Vote of Security Holders...................................17
Item 5.  Other Information.....................................................................17
Item 6.  Exhibits and Reports on Form 8-K......................................................17

Signatures.....................................................................................18
Certifications.................................................................................19

                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


Assets:                                                             June 30, 2002       December 31, 2001
                                                                    -------------       -----------------

     Cash and due from banks                                        $   8,353,771         $   7,639,506
     Interest bearing deposits in other banks                               7,596                 7,527
     Federal funds sold                                                 9,647,036             4,478,358
     Investment securities available for sale                          23,548,386            24,580,858
     Loans                                                            115,284,796           118,492,932
         Allowance for loan losses                                     (1,316,435)           (1,201,091)
                                                                    -------------         -------------
     Net loans                                                        113,968,361           117,291,841
                                                                    -------------         -------------
     Premises and equipment, net                                        3,325,828             3,442,349
     Accrued interest receivable                                          730,534               809,210
     Other assets                                                         123,049               216,424
                                                                    -------------         -------------
     Total assets                                                   $ 159,704,561         $ 158,466,073
                                                                    =============         =============

Liabilities and Shareholders' Equity:
     Deposits:
         Non-interest bearing demand                                $  41,756,449         $  37,689,266
         Interest bearing demand                                       27,388,306            26,819,881
         Money market accounts                                         31,525,210            23,775,885
         Certificates of deposit $100,000 and over                     13,552,562            19,257,923
         Other time deposits                                           13,824,672            15,338,773
         Other savings deposits                                         7,686,006            10,257,011
                                                                    -------------         -------------
            Total deposits                                            135,733,205           133,138,739

     Short-term borrowings                                              3,954,236             4,882,370
     Accrued interest payable and other liabilities                       690,832             1,143,469
                                                                    -------------         -------------
         Total liabilities                                            140,378,273           139,164,578

     Common Stock - No par value;
         6,000,000 shares authorized; issued and outstanding
         2,682,597 shares at June 30,
         2002 and December 31, 2001                                            --                    --
     Additional paid in capital                                        16,456,624            16,456,624
     Retained earnings                                                  3,394,770             3,079,379
     Treasury stock - 131,902 shares at June 30,
         2002 and 118,800 shares at December 31, 2001                  (1,307,157)           (1,126,104)
     Accumulated other comprehensive income,
         net of income taxes                                              782,051               891,596

         Total shareholders' equity                                    19,326,288            19,301,495
                                                                    -------------         -------------

Total liabilities and shareholders' equity                          $ 159,704,561         $ 158,466,073
                                                                    =============         =============


         See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                          Three  Months Ended
                                                                               June 30,
                                                                    --------------------------------
                                                                       2002                  2001
                                                                    ----------            ----------

Interest and fee income
     Interest and fees on loans                                     $1,772,616            $2,270,862
     Interest and dividends on investment securities                   374,719               476,084
     Other interest income                                              40,132               156,733
                                                                    ----------            ----------
         Total interest and fee income                               2,187,467             2,903,679
                                                                    ----------            ----------

Interest expense
     Interest on deposits                                              360,904               933,821
     Interest on short-term borrowings                                   7,258                75,271
                                                                    ----------            ----------
         Total interest expense                                        368,162             1,009,092
                                                                    ----------            ----------

     Net interest income                                             1,819,305             1,894,587
         Provision for loan losses                                      75,000                65,000
                                                                    ----------            ----------
     Net interest income after provision for loan losses             1,744,305             1,829,587
                                                                    ----------            ----------


Other income
     Service charges, fees and commissions                             259,629               205,007
     Mortgage banking income                                           238,125               314,244
     Other non-interest income                                           6,014                 5,894
     Gain on sale of securities                                         18,348                    --
                                                                    ----------            ----------
         Total other income                                            522,116               525,145
                                                                    ----------            ----------


Other expense
     Salaries and employee benefits                                    934,032               963,622
     Net occupancy expense                                             309,498               314,843
     Other operating expenses                                          345,460               362,921
                                                                    ----------            ----------
         Total other expense                                         1,588,990             1,641,386
                                                                    ----------            ----------


Income before income tax expense                                       677,431               713,346
     Income tax expense                                                228,900               240,950
                                                                    ----------            ----------
Net income                                                          $  448,531            $  472,396
                                                                    ==========            ==========

Basic earnings per share                                            $      .18            $      .18
                                                                    ==========            ==========
Diluted earnings per share                                          $      .18            $      .18
                                                                    ==========            ==========
Dividends per common share                                          $      .11            $      .11
                                                                    ==========            ==========


          See accompanying notes to consolidated financial statements

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                           Six  Months Ended
                                                                                June 30,
                                                                    --------------------------------
                                                                       2002                    2001
                                                                    ----------            ----------

Interest and fee income
     Interest and fees on loans                                     $3,515,297            $4,758,649
     Interest and dividends on investment securities                   757,456             1,010,649
     Other interest income                                              60,825               224,527
                                                                    ----------            ----------
         Total interest and fee income                               4,333,578             5,993,825
                                                                    ----------            ----------

Interest expense
     Interest on deposits                                              743,631             1,909,275
     Interest on short-term borrowings                                  22,041               176,398
                                                                    ----------            ----------
         Total interest expense                                        765,672             2,085,673
                                                                    ----------            ----------

     Net interest income                                             3,567,906             3,908,152
         Provision for loan losses                                     125,000               110,000
                                                                    ----------            ----------
     Net interest income after provision for loan losses             3,442,906             3,798,152
                                                                    ----------            ----------


Other income
     Service charges, fees and commissions                             496,597               404,005
     Mortgage banking income                                           525,840               555,845
     Other non-interest income                                          12,128                17,352
     Gain on sale of securities                                         35,005                    --
                                                                    ----------            ----------
         Total other income                                          1,069,570               977,202
                                                                    ----------            ----------


Other expense
     Salaries and employee benefits                                  1,870,598             1,895,592
     Net occupancy expense                                             628,378               615,400
     Other operating expenses                                          692,756               724,132
                                                                    ----------            ----------
         Total other expense                                         3,191,732             3,235,124
                                                                    ----------            ----------


Income before income tax expense                                     1,320,744             1,540,230
     Income tax expense                                                444,200               526,400
                                                                    ----------            ----------
Net income                                                          $  876,544            $1,013,830
                                                                    ==========            ==========

Basic earnings per share                                            $      .34            $      .39
                                                                    ==========            ==========
Diluted earnings per share                                          $      .34            $      .39
                                                                    ==========            ==========
Dividends per common share                                          $      .22            $      .22
                                                                    ==========            ==========


          See accompanying notes to consolidated financial statements

                       BANK OF SOUTH CAROLINA CORPORATION
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                     FOR SIX MONTHS JUNE 30, 2002 AND 2001


                                                                                             Accumulated
                                                Additional                                     Other
                                  Common         Paid In       Retained        Treasury     Comprehensive
                                   Stock         Capital       Earnings         Stock          Income         Total
                               ------------    -----------    -----------     -----------   -------------   ------------

December 31, 2000              $         --    $16,456,624    $ 2,410,043     $  (903,037)    $ 590,652     $ 18,554,282

Comprehensive income:

  Net income                             --             --      1,013,830              --            --        1,013,830

  Net unrealized gain on
    securities (net of
    tax effect of $125,880)              --             --             --              --       207,934          207,934
                                                                                                            ------------

Comprehensive income                     --             --             --              --            --        1,221,764
                                                                                                            ------------

Cash Dividends                           --             --       (567,733)             --            --         (567,733)
                               ------------    -----------    -----------     -----------     ---------     ------------
June 30, 2001                  $         --    $16,456,624    $ 2,856,140     $  (903,037)    $ 798,586     $ 19,208,313
                               ============    ===========    ===========     ===========     =========     ============


December 31, 2001              $         --    $16,456,624    $ 3,079,379     $(1,126,104)    $ 891,596     $ 19,301,495

Comprehensive income

    Net income                           --             --        876,544              --            --          876,544

Net unrealized loss on
    securities, (net of tax
    benefit of $63,681)                  --             --             --              --      (109,545)        (109,545)
                                                                                                            ------------

Total comprehensive income               --             --             --              --            --          766,999
                                                                                                            ------------

Purchase of treasury stock               --             --             --        (181,053)           --         (181,053)

Cash dividends                           --             --       (561,153)             --            --         (561,153)
                               ------------    -----------    -----------     -----------     ---------     ------------


June 30, 2002                  $         --    $16,456,624    $ 3,394,770     $(1,307,157)    $ 782,051     $ 19,326,288
                               ============    ===========    ===========     ===========     =========     ============


         See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                             Six Months Ended June 30,
                                                                                       -------------------------------------
                                                                                          2002                     2001
                                                                                       ------------             ------------

Cash flows from operating activities:
     Net income                                                                        $    876,544             $  1,013,830
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation                                                                       196,004                  204,068
         Gain on sale of securities                                                         (35,005)                      --
         Net accretion of unearned
             discounts on investments                                                       (53,098)                 (69,832)
         Provision for loan losses                                                          125,000                  110,000
         Decrease in accrued interest receivable
               and other assets                                                             235,732                  333,602
         Decrease in accrued interest payable and other liabilities                        (451,197)                (292,020)
                                                                                       ------------             ------------

Net cash provided by operating activities                                                   893,980                1,299,648
                                                                                       ------------             ------------

Cash flows from investing activities:
     Maturities of investment securities available for sale                                 947,349                9,645,000
     Net (increase) decrease in loans                                                     3,198,480               (3,718,249)
     Purchase of premises and equipment                                                     (79,483)                (195,835)
                                                                                       ------------             ------------
Net cash provided by investing activities                                                 4,066,346                5,730,916
                                                                                       ------------             ------------

Cash flows from financing activities:
     Net increase in deposit accounts                                                     2,594,466                3,211,109
     Net (decrease) increase in short-term borrowings                                      (928,134)                 863,297
     Purchase of treasury stock                                                            (181,053)                      --
     Dividends paid                                                                        (562,593)                (825,792)
                                                                                       ------------             ------------

Net cash provided by financing activities                                                   922,686                3,248,614
                                                                                       ------------             ------------

Net increase in cash and cash equivalents                                                 5,883,012               10,279,178
Cash and cash equivalents, beginning of period                                           12,125,391               14,260,650
                                                                                       ------------             ------------

Cash and cash equivalents, end of period                                               $ 18,008,403             $ 24,539,828
                                                                                       ============             ============

Supplemental disclosure of cash flow data:
     Cash paid during the period for:
         Interest                                                                      $    868,669             $  2,234,891
                                                                                       ============             ============
         Income taxes                                                                  $    385,825             $    608,947
                                                                                       ============             ============

Supplemental disclosure for non-cash investing and financing activity:
     Change in dividends payable                                                       $      1,441             $    258,059
                                                                                       ============             ============

Change in unrealized gain on available for sale
     securities                                                                        $   (173,226)            $    333,814
                                                                                       ============             ============


         See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 1:  BASIS OF PRESENTATION

Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 3:  SHAREHOLDERS' EQUITY

A regular quarterly cash dividend of $.11 per share was declared on June 20, 2002 for shareholders of record at July 1, 2002, payable July 31, 2002. Income per common share for the quarter ended June 30, 2002 and for the quarter ended June 30, 2001 was calculated as follows:


                                                      FOR THE QUARTER ENDED JUNE 30, 2002
                                              -----------------------------------------------
                                               INCOME               SHARES          PER SHARE
                                             (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                              --------          -------------       ---------

Net income                                    $448,531
                                              ========

Basic income available to
    common shareholders                       $448,531            2,550,695            $.18
                                              ========            =========            ====

Effect of dilutive options                                            9,980
                                                                  ---------

Diluted income available to common
    shareholders                              $448,531            2,560,675            $.18
                                              ========            =========            ====

                                                   FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                              -----------------------------------------------
                                               INCOME               SHARES          PER SHARE
                                             (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                              --------          -------------       ---------

Net income                                    $876,544
                                              ========

Basic income available to
    common shareholders                       $876,544            2,553,436            $.34
                                              ========            =========            ====

Effect of dilutive options                                            7,661
                                                                  ---------

Diluted income available to common
    shareholders                              $876,544            2,561,097            $.34
                                              ========            =========            ====


                                                    FOR THE QUARTER ENDED JUNE 30, 2001
                                              -----------------------------------------------
                                               INCOME               SHARES          PER SHARE
                                             (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                              --------          -------------       ---------

Net income                                    $472,396
                                              ========

Basic income available to
    common shareholders                       $472,396            2,580,597            $.18
                                              ========            =========            ====

Effect of dilutive options                                              861
                                                                  ---------

Diluted income available to common
    shareholders                              $472,396            2,581,458            $.18
                                              ========            =========            ====


                                                  FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                              -----------------------------------------------
                                               INCOME               SHARES          PER SHARE
                                             (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                              --------          -------------       ---------

Net income                                    $1,013,830
                                              =========

Basic income available to
    common shareholders                       $1,013,830            2,580,597            $.39
                                              ==========            =========            ====

Effect of dilutive options                                                433
                                                                    ---------

Diluted income available to common
    shareholders                              $1,013,830            2,581,030            $.39
                                              ==========            =========            ====

NOTE 4: ADOPTION OF NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company adopted SFAS 142 effective January 1, 2002. The adoption of this Standard had no impact on the Company's financial statement.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED JUNE 30,
2001
The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income decreased $23,865 or 5.05% to $448,531, or basic and diluted earnings per share of $.18, for the three months ended June 30, 2002, from $472,396, or basic and diluted earnings per share of $.18, for the three months ended June 30, 2001. The decrease is primarily due to a decline in interest rates.

NET INTEREST INCOME
Net interest income decreased $75,282 or 3.97% to $1,819,305 for the three months ended June 30, 2002, from $1,894,587 for the three months ended June 30, 2001. Total interest and fee income decreased $716,212 or 24.67% for the three months ended June 30, 2002, to $2,187,467 from $2,903,679 for the three months ended June 30, 2001. Average interest earning assets decreased from $153.0 million for the three months ended June 30, 2001 to $151.3 million for the three months ended June 30, 2002. The yield on interest earning assets decreased 181 basis points between periods to 5.80% for the three months ended

June 30, 2002 compared to 7.61% for the same period in 2001. The decrease in yield on average interest earning assets is due to a decrease in the yield on average loans of 247 basis points as well as a decrease in the yield on average federal funds sold of 264 basis points. The yield on average loans was 6.04% for the three months ended June 30, 2002 compared to 8.51% for the three months ended June 30, 2001. This decrease in yield is due to the fact that the majority of the Bank's loans reprice with the Bank's prime rate. The Bank's prime rate was 4.75% and 6.75% at June 30, 2002 and 2001, respectively. The yield on average other earning assets was 1.63% for the three months ended June 30, 2002 compared to 4.27% for the three months ended June 30, 2001. This was offset slightly by an increase in yield on average investment securities of 20 basis points to 6.31% for the three months ended June 30, 2002 compared to 6.11% for the three months ended June 30, 2001.

Total interest expense decreased $640,930 or 63.52% to $368,162 for the three months ended June 30, 2002, from $1,009,092 for the three months ended June 30, 2001. The decrease in interest expense is primarily due to a decrease in the average cost of funds. Interest on deposits for the three months ended June 30, 2002, was $360,904 compared to $933,821 for the three months ended June 30, 2001, a decrease of $572,917 or 61.35%. Total interest bearing deposits averaged approximately $101.3 million for the three months ended June 30, 2002 as compared to $98.8 million for the three months ended June 30, 2001. Interest on short-term borrowings decreased $68,013 or 90.36% to $7,258 for the three months ended June 30, 2002, from $75,271 for the three months ended June 30, 2001. Short-term borrowings consist of demand notes to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $2.7 million for the three months ended June 30, 2002 compared to approximately $8.1 million for the three months ended June 30, 2001. The average cost of interest bearing liabilities was 1.42% and 3.79% for the three months ended June 30, 2002 and 2001, respectively. This decrease in cost of funds is a result of the decreasing interest rate environment.

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

The total provision for loan losses for the quarter ended June 30, 2002 was $75,000 compared to $65,000 for the quarter ended June 30, 2001. During the quarter ended June 30, 2002, charge-offs of $29,470 and recoveries of $14,422 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,316,435 or 1.14% of total loans at June 30, 2002, compared to $1,201,091 or 1.01% of total loans at December 31, 2001.

The Bank had impaired loans totaling $168,607 as of June 30, 2002 compared to $82,280 as of June 30, 2001. The impaired loans include non-accrual loans with balances at June 30, 2002 and 2001 of $161,500 and $73,772 respectively. The Bank had one restructured loan in the amount of $7,107 and $9,507 at June 30, 2002 and 2001, respectively. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.

The Bank had $161,500 in non-accrual loans as of June 30, 2002 compared to $73,772 as of June 30, 2001. There were no loans over 90 days past due still accruing interest as of June 30, 2002 and 2001.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principle or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured, in the process of collection, and management deems it appropriate. If non-accrual loans decrease their past status to 60 days or less, they are reviewed individually by management to determine if they should be returned to accrual status.

Net charge-offs were $15,048 or .05% of average loans for the quarter ended June 30, 2002 as compared to net charge-offs of $451,778 for the quarter ended June 30, 2001 or 1.68% of average loans. Net charge-offs in 2001 were unusually high for the Company as compared to historical charge-off levels. Uncertainty in the economic outlook has increased, making charge-off levels in future periods less predictable. However, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The increase in the allowance for loan losses from $1,201,091 or 1.01% of total loans at December 31, 2001 to $1,316,435 or 1.14% of total loans at June 30, 2002 is due to an increase in loan losses in 2001 which increased the three year historical loss ratio for nonclassified loans in the loan loss model resulting in a requirement to provide additional loan loss reserves. The Company has also provided unallocated reserves totaling $41,184 at June 30, 2002 related to uncertainty as to the collectibility of these loans and other inherent losses in the portfolio. Management believes the allowance for loan losses at June 30, 2002 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

OTHER INCOME
Other income for the three months ended June 30, 2002, decreased $3,029 or .58% to $522,116 from $525,145 for the three months ended June 30, 2001. The decrease is primarily due to a decrease in mortgage banking, which is the direct result of a decrease in the volume of mortgage loans. The mortgage banking income decreased $76,119 or 24.22% to $238,125 for the three months ended June 30, 2002, from $314,244 for the three months ended June 30, 2001.

OTHER EXPENSE
Bank overhead decreased $52,396 or 3.19% to $1,588,990 for the three months ended June 30, 2002, from, $1,641,386 for the three months ended June 30, 2001. Net occupancy expense decreased $5,345 or 1.70% to $309,498 for the three months ended June 30, 2002 from $314,843 for the three months ended June 30, 2001. This decrease is due to a reduction in the number of parking spaces rented. Other operating expenses decreased $17,461 or 4.81% to $345,460 for the three months ended June 30, 2002, from $362,921 for the three months ended June 30, 2001. This decrease is primarily due to a decrease in loan costs in both the other real estate owned expenses and remittance fees. Salaries and employee benefits decreased $29,590 or 3.07% to 934,032 for the three months ended June 30, 2002 from $963,622 for the three months ended June 30, 2001. This decrease is primarily attributed to a decrease in commissions, resulting from a decrease in loan originations.

INCOME TAX EXPENSE
During the quarter ended June 30, 2002, the Company's effective tax rate was 33.79% compared to 33.78% during the quarter ended June 30, 2001.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001 The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income decreased $137,286 or 13.54% to $876,544, or basic and diluted earnings per share of $.34, for the six months ended June 30, 2002, from $1,013,830, or basic and diluted earnings per share of $.39, for the six months ended June 30, 2001. The decrease is primarily due to a decline in interest rates.

NET INTEREST INCOME
Net interest income decreased $340,246 or 8.71% to $3,567,906 for the six months ended June 30, 2002, from $3,908,152 for the six months ended June 30, 2001. Total interest and fee income decreased $1,660,247 or 27.70% for the six months ended June 30, 2002, to $4,333,578 from $5,993,825 for the six months ended June 30, 2001. Average interest earning assets decreased from $149.5 million for the six months ended June 30, 2001 to $148.3 million for the six months ended June 30, 2002. The yield on interest earning assets decreased 219 basis points between periods to 5.89% for the six months ended June 30, 2002 compared to 8.08% for the same period in 2001. The decrease in yield on average interest earning assets is due to a decrease in the yield on average loans of 296 basis points as well as a decrease in the yield on average federal fund sold of 292 basis points. The yield on average loans was 6.08% for the six months ended June 30, 2002 compared to 9.04% for the six months ended June 30, 2001. This decrease in yield is due to the fact that the majority of the Bank's loans reprice with the Bank's prime rate. The Bank's prime rate was 4.75% and 6.75% at June 30, 2002 and 2001, respectively. The yield on average other earning assets was 1.63% for the six months ended June 30, 2002 compared to 4.55% for the six months June 30, 2001. This was offset slightly by an increase in yield on average investment securities of 23 basis points to 6.32% for the six months ended June 30, 2002 compared to 6.09% for the six months ended June 30, 2001.

Total interest expense decreased $1,320,001 or 63.29% to $765,672 for the six months ended June 30, 2002, from $2,085,673 for the six months ended June 30, 2001. The decrease in interest expense is primarily due to a decrease in the average cost of funds. Interest on deposits for the six months ended June 30, 2002, was $743,631 compared to $1,909,275 for the six months ended June 30, 2001, a decrease of $1,165,644 or 61.05%. Total interest bearing deposits averaged approximately $98.4 million for the six months ended June 30, 2002 as compared to $96.4 million for the six months ended June 30, 2001. Interest on short-term borrowings decreased $154,357 or 87.50% to $22,041 for the six months ended June 30, 2002, from $176,398 for the six months ended June 30, 2001. Short-term borrowings consist of demand notes to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $3.8 million for the six months ended June 30, 2002 compared to approximately $8.0 million for the six months ended June 30, 2001. The average cost of interest bearing liabilities was 1.51% and 4.03% for the six months ended June 30, 2002 and 2001, respectively. This decrease in cost of funds is a result of the decreasing interest rate environment.

PROVISION FOR LOAN LOSSES
The total provision for loan losses for the six months ended June 30, 2002 was $125,000 compared to $110,000 for the six months ended June 30, 2001. During the six months ended June 30, 2002, charge- offs of $36,209 and recoveries of $26,553 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,316,435 or 1.14% of total loans at June 30, 2002, compared to $1,201,091 or 1.01% of total loans at December 31, 2001.

Net charge-offs were $9,656 or .02% of average loans for the six months ended June 30, 2002 as compared to net charge-offs of $480,286 for the six months ended June 30, 2001 or .91% of average loans. Net charge-offs in 2001 were unusually high for the Company as compared to historical charge-off levels. Uncertainty in the economic outlook has increased, making charge-off levels in future periods less predictable. However, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

OTHER INCOME
Other income for the six months ended June 30, 2002, increased $92,368 or 9.45% to $1,069,570 from $977,202 for the six months ended June 30, 2001. The increase is primarily due to an increase in fees charged for services. The service charges, fees and commissions income increased $92,592 or 22.92% to $496,597 for the six months ended June 30, 2002, from $404,005 for the six months ended June 30, 2001.

OTHER EXPENSE
Bank overhead decreased $43,392 or 1.34% to $3,191,732 for the six months ended June 30, 2002, from, $3,235,124 for the six months ended June 30, 2001. Net occupancy expense increased $12,978 or 2.11% to $628,378 for the six months ended June 30, 2002 from $615,400 for the six months ended June 30, 2001. This increase is due to an increase in utility and property tax fees. Other operating expenses decreased $31,376 or 4.33% to $692,756 for the six months ended June 30, 2002, from $724,132 for the six months ended June 30, 2001. This decrease is primarily due to a decrease in other real estate owned and remittance fees. Salaries and employee benefits decreased $24,994 or 1.32% to $1,870,598 for the six months ended June 30, 2002 from $1,895,592 for the six months ended June 30, 2001. This decrease is primarily attributed to a decrease in commissions, resulting from a decrease in loan originations.

INCOME TAX EXPENSE
During the six months ended June 30, 2002, the Company's effective tax rate was 33.63% compared to 34.18% during the six months ended June 30, 2001.

LIQUIDITY
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company's primary liquid assets accounted for 26.02% and 32.27% of total assets at June 30, 2002 and 2001, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. Investment securities are an important tool in the Company's liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk. All of the securities presently owned by the Bank are classified as Available for Sale. At June 30, 2002, the Bank had unused short-term lines of credit totaling approximately $18,500,000 (which are withdrawable at the lender's option). Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At June 30, 2002 and 2001, the Bank's liquidity ratio was 35.76% and 33.66%, respectively.

CAPITAL RESOURCES
The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering, the retention of earnings less dividends paid and the exercising of stock options for a total shareholders' equity at June 30, 2002, of $19,326,288. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The Company and the Bank were in compliance with regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines at June 30, 2002. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at June 30, 2002, for the Bank is 15.43% and at June 30, 2001, was 15.15%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing. The Bank plans to have capital expenditures during 2002 in updating the computer hardware.

ACCOUNTING AND REPORTING CHANGES
In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company adopted SFAS 142 effective January 1, 2002. The adoption of this Standard had no impact on the Company's financial statement.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (Statement 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (Statement 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on the Corporation is not known at this time.

EFFECT OF INFLATION AND CHANGING PRICES
The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. As of June 30, 2002, management believes that there have been no significant changes in market risk as disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Shareholders held April 9, 2002 pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated March 4, 2002, the following matters were voted on:

         1. Election of 15 nominees for directors: 2,361,384 shares (92.58% of the votes cast) voted FOR the election of directors; and

         2. Ratification of the appointment of KPMG LLP as independent certified public accountants for 2002; 2,353,585 shares (92.27% of the votes cast) voted FOR the ratification.

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

                                  BANK OF SOUTH CAROLINA CORPORATION



August 13, 2002
                                  BY: /s/ Hugh C. Lane, Jr.
                                      -----------------------------------------
                                      Hugh C. Lane, Jr.
                                      President



                                  BY: /s/ William L. Hiott, Jr.
                                      -----------------------------------------
                                      William L. Hiott, Jr.
                                      Executive Vice President & Treasurer

                        CERTIFICATION OF PERIODIC REPORT


I, Hugh C. Lane, Jr., President of Bank of South Carolina Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         1. the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (U.S.C. 78m or 78o(d)); and

         2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 13, 2002



                                   BY: /s/ Hugh C. Lane, Jr.
                                       ----------------------------------------
                                       Hugh C. Lane, Jr.
                                       President

                        CERTIFICATION OF PERIODIC REPORT


I, William L. Hiott, Jr., Executive Vice President and Treasurer of Bank of South Carolina Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         1. the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (U.S.C. 78m or 78o(d)); and

         2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: August 13, 2002



                                  BY: /s/ William L. Hiott, Jr.
                                      -----------------------------------------
                                      William L. Hiott, Jr.
                                      Executive Vice President & Treasurer