Form 10QSB
period 2002-09-30
BANK OF SOUTH CAROLINA CORP
filed 2002-11-14
CIK 1007273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                               September 30, 2002
                                                             ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-27702

                       Bank of South Carolina Corporation
        (Exact name of small business issuer as specified in its charter)

          South Carolina                                      57-1021355
-----------------------------                           ----------------------
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

                                 Yes [X] No [ ]

As of November 7, 2002, there were 2,550,695 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

                                 Yes [ ] No [X]

                                Table of Contents
                       BANK OF SOUTH CAROLINA CORPORATION

                              Report on Form 10-QSB
                                for quarter ended
                               September 30, 2002

                                                                                                                       Page
                                                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

       Consolidated Balance Sheets - September 30, 2002
         and December 31, 2001...........................................................................................3
       Consolidated Statements of Operations - Three months
         ended September 30, 2002 and 2001...............................................................................4
       Consolidated Statements of Operations - Nine months
         ended September 30, 2002 and 2001...............................................................................5
       Consolidated Statements of Shareholders' Equity and Comprehensive Income - Nine months ended
         September 30, 2002 and 2001.....................................................................................6
       Consolidated Statements of Cash Flows - Nine months ended September 30, 2002 and 2001.............................7
       Notes to Consolidated Financial Statements........................................................................8

Item 2.  Management's Discussion and Analysis or Plan of Operations.....................................................10
         Liquidity......................................................................................................15
         Capital Resources..............................................................................................16
         Accounting and Reporting Changes...............................................................................16
         Effect of Inflation and Changing Prices........................................................................17

Item 3. Controls and Procedures.........................................................................................17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................................18
Item 2.  Changes in Securities..........................................................................................18
Item 3.  Default Upon Senior Securities.................................................................................18
Item 4.  Submission of Matters to a Vote of Security Holders............................................................18
Item 5.  Other Information..............................................................................................18
Item 6.  Exhibits and Reports on Form 8-K...............................................................................18

Signatures                                                                                                              19
Certifications..........................................................................................................20

                     PART I - ITEM 1 - FINANCIAL STATEMENTS

                       BANK OF SOUTH CAROLINA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     September 30, 2002       December 31, 2001
                                                                                     ------------------       -----------------
Assets:

   Cash and due from banks                                                             $    8,389,777           $    7,639,506
   Interest bearing deposits in other banks                                                     7,629                    7,527
   Federal funds sold                                                                      14,271,116                4,478,358
   Investment securities available for sale                                                23,616,718               24,580,858
   Loans                                                                                  116,880,875              118,492,932
          Allowance for loan losses                                                        (1,382,655)              (1,201,091)
                                                                                       --------------           --------------
   Net loans                                                                              115,498,220              117,291,841
                                                                                       --------------           --------------
   Premises and equipment, net                                                              3,422,139                3,442,349
   Accrued interest receivable                                                                738,250                  809,210
   Other assets                                                                               185,919                  216,424
                                                                                       --------------           --------------
   Total assets                                                                        $  166,129,768           $  158,466,073
                                                                                       ==============           ==============

Liabilities and Shareholders' Equity:
   Deposits:
      Non-interest bearing demand                                                      $   43,580,047           $   37,689,266
      Interest bearing demand                                                              29,621,458               26,819,881
      Money market accounts                                                                27,405,573               23,775,885
      Certificates of deposit $100,000 and over                                            13,895,471               19,257,923
      Other time deposits                                                                  13,332,141               15,338,773
      Other savings deposits                                                               13,214,598               10,257,011
                                                                                       --------------           --------------
          Total deposits                                                                  141,049,288              133,138,739

   Short-term borrowings                                                                    4,634,045                4,882,370
   Accrued interest payable and other liabilities                                             934,874                1,143,469
                                                                                       --------------           --------------
          Total liabilities                                                               146,618,207              139,164,578

   Common Stock - No par value;
      6,000,000 shares authorized; issued 2,682,597 shares at September
      30, 2002 and December 31, 2001; outstanding 2,550,695 shares at
      September 30, 2002 and 2,563,797 at December 31, 2001                                        --                       --

   Additional paid in capital                                                              16,456,624               16,456,624
   Retained earnings                                                                        3,559,380                3,079,379
   Treasury stock - 131,902 shares at September 30,
      2002 and 118,800 shares at December 31, 2001                                         (1,307,157)              (1,126,104)
   Accumulated other comprehensive income,
      net of income taxes                                                                     802,714                  891,596
                                                                                       --------------           --------------

          Total shareholders' equity                                                       19,511,561               19,301,495
                                                                                       --------------           --------------

Total liabilities and shareholders' equity                                             $  166,129,768           $  158,466,073
                                                                                       ==============           ==============

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                              Three  Months Ended
                                                                                                 September 30,
                                                                                          2002                    2001
                                                                                       ------------          ------------
Interest and fee income
    Interest and fees on loans                                                         $  1,705,765          $  2,164,345
    Interest and dividends on investment securities                                         360,723               416,637
    Other interest income                                                                    50,704               160,232
                                                                                       ------------          ------------
           Total interest and fee income                                                  2,117,192             2,741,214
                                                                                       ------------          ------------

Interest expense
    Interest on deposits                                                                    326,248               791,314
    Interest on short-term borrowings                                                         9,259                46,989
                                                                                       ------------          ------------
           Total interest expense                                                           335,507               838,303
                                                                                       ------------          ------------

    Net interest income                                                                   1,781,685             1,902,911
           Provision for loan losses                                                         70,000               130,000
                                                                                       ------------          ------------
    Net interest income after provision for loan losses                                   1,711,685             1,772,911
                                                                                       ------------          ------------

Other income
    Service charges, fees and commissions                                                   280,879               216,235
    Mortgage banking income                                                                 308,791               214,997
    Other non-interest income                                                                 7,619                 5,312
                                                                                       ------------          ------------
    Total other income                                                                      597,289               436,544
                                                                                       ------------          ------------

Other expense
    Salaries and employee benefits                                                          977,053               947,199
    Net occupancy expense                                                                   320,530               318,906
    Other operating expenses                                                                340,537               367,005
                                                                                       ------------          ------------
           Total other expense                                                            1,638,120             1,633,110
                                                                                       ------------          ------------

Income before income tax expense                                                            670,854               576,345
    Income tax expense                                                                      225,668               191,900
                                                                                       ------------          ------------
Net income                                                                             $    445,186          $    384,445
                                                                                       ============          ============

Basic earnings per share                                                               $        .17          $        .15
                                                                                       ============          ============
Diluted earnings per share                                                             $        .17          $        .15
                                                                                       ============          ============
Dividends per common share                                                             $        .11          $        .11
                                                                                       ============          ============

           See accompanying notes to consolidated financial statements

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                              Nine  Months Ended
                                                                                                 September 30,
                                                                                           2002                  2001
                                                                                       ------------          ------------
Interest and fee income
    Interest and fees on loans                                                         $  5,221,060          $  6,922,994
    Interest and dividends on investment securities                                       1,118,178             1,427,286
    Other interest income                                                                   111,529               384,759
                                                                                       ------------          ------------
           Total interest and fee income                                                  6,450,767             8,735,039
                                                                                       ------------          ------------

Interest expense
    Interest on deposits                                                                  1,069,879             2,700,589
    Interest on short-term borrowings                                                        31,299               223,388
                                                                                       ------------          ------------
           Total interest expense                                                         1,101,178             2,923,977
                                                                                       ------------          ------------

    Net interest income                                                                   5,349,589             5,811,062
           Provision for loan losses                                                        195,000               240,000
                                                                                       ------------          ------------
    Net interest income after provision for loan losses                                   5,154,589             5,571,062
                                                                                       ------------          ------------

Other income
    Service charges, fees and commissions                                                   777,475               620,241
    Mortgage banking income                                                                 834,632               770,842
    Other non-interest income                                                                19,748                22,663
    Gain on sale of securities                                                               35,005                    --
                                                                                       ------------          ------------
           Total other income                                                             1,666,860             1,413,746
                                                                                       ------------          ------------

Other expense
    Salaries and employee benefits                                                        2,847,651             2,842,791
    Net occupancy expense                                                                   948,908               934,306
    Other operating expenses                                                              1,033,292             1,091,138
                                                                                       ------------          ------------
           Total other expense                                                            4,829,851             4,868,235
                                                                                       ------------          ------------

Income before income tax expense                                                          1,991,598             2,116,573
    Income tax expense                                                                      669,868               718,300
                                                                                       ------------          ------------
Net income                                                                             $  1,321,730          $  1,398,273
                                                                                       ============          ============

Basic earnings per share                                                               $        .52          $        .54
                                                                                       ============          ============
Diluted earnings per share                                                             $        .52          $        .54
                                                                                       ============          ============
Dividends per common share                                                             $        .33          $        .33
                                                                                       ============          ============

           See accompanying notes to consolidated financial statements

                       BANK OF SOUTH CAROLINA CORPORATION
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                   FOR NINE MONTHS SEPTEMBER 30, 2002 AND 2001

                                                                                                  Accumulated Other
                                          Common     Additional       Retained        Treasury     Comprehensive
                                           Stock   Paid In Capital    Earnings          Stock          Income           Total
                                          ------   ---------------  -----------     ------------  -----------------  ------------
December 31, 2000                           $ --    $ 16,456,624    $ 2,410,043     $   (903,037)    $   590,652     $ 18,554,282

Comprehensive income:

  Net income                                  --              --      1,398,273               --              --        1,398,273

  Net unrealized gain on securities
       (net of tax effect of $254,341)        --              --             --               --         433,625          433,625
                                                                                                                     ------------

Comprehensive income                          --              --             --               --              --        1,831,898
                                                                                                                     ------------

Cash Dividends                                --              --       (851,597)              --              --         (851,597)
                                            ----    ------------    -----------     ------------     -----------     ------------

September 30, 2001                          $ --    $ 16,456,624    $ 2,956,719     $   (903,037)    $ 1,024,277     $ 19,534,583
                                            ====    ============    ===========     ============     ===========     ============

December 31, 2001                           $ --    $ 16,456,624    $ 3,079,379     $ (1,126,104)    $   891,596     $ 19,301,495

Comprehensive income

    Net income                                --              --      1,321,730               --              --        1,321,730

Net unrealized loss on
    securities, (net of tax
    benefit of $51,544)                       --              --             --               --         (88,882)         (88,882)

Total comprehensive income                    --              --             --               --              --        1,232,848

Purchase of treasury stock                    --              --             --         (181,053)             --         (181,053)

Cash dividends                                --              --       (841,729)              --              --         (841,729)
                                            ----    ------------    -----------     ------------     -----------     ------------

September 30, 2002                          $ --    $ 16,456,624    $ 3,559,380     $ (1,307,157)    $   802,714     $ 19,511,561
                                            ====    ============    ===========     ============     ===========     ============

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          Nine Months Ended September 30,
                                                                                           2002                     2001
                                                                                       -------------           -------------
Cash flows from operating activities:
   Net income                                                                          $   1,321,730           $   1,398,273
   Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                                       298,883                 309,782
          Gain on sale of securities                                                         (56,710)                     --
          Net accretion of unearned
              discounts on investments                                                       (70,050)               (105,592)
          Provision for loan losses                                                          195,000                 240,000
          Decrease in accrued interest receivable
              and other assets                                                               153,009                 338,044
          Decrease in accrued interest payable and other liabilities                        (207,154)               (241,065)
          Loss on disposal of fixed assets                                                    24,787                      --
                                                                                       -------------           -------------

Net cash provided by operating activities                                                  1,659,495               1,939,442
                                                                                       -------------           -------------

Cash flows from investing activities:
      Purchase of investment securities available for sale                                (1,996,876)                     --
      Maturities and sales of investment securities available for sale                     2,947,350              11,645,000

      Net (increase) decrease in loans                                                     1,598,621              (8,150,148)
      Purchase of premises and equipment                                                    (303,460)               (210,373)
                                                                                       -------------           -------------
Net cash provided by investing activities                                                  2,245,635               3,284,479
                                                                                       -------------           -------------

Cash flows from financing activities:
      Net increase in deposit accounts                                                     7,910,549               1,019,352
      Net decrease in short-term borrowings                                                 (248,325)             (2,648,663)
      Purchase of treasury stock                                                            (181,053)                     --
                                                                                                               -------------
      Dividends paid                                                                        (843,170)             (1,109,656)
                                                                                       -------------           -------------

Net cash provided by (used in) financing activities                                        6,638,001              (2,738,967)
                                                                                       -------------           -------------

Net increase in cash and cash equivalents                                                 10,543,131               2,484,954
Cash and cash equivalents, beginning of period                                            12,125,391              14,260,650
                                                                                       -------------           -------------

Cash and cash equivalents, end of period                                               $  22,668,522           $  16,745,604
                                                                                       =============           =============

Supplemental disclosure of cash flow data:
      Cash paid during the period for:
          Interest                                                                     $   1,259,316           $   3,091,441
                                                                                       =============           =============
          Income taxes                                                                $     385,825           $     608,947
                                                                                       =============           =============

Supplemental disclosure for non-cash investing and financing activity:
        Change in dividends payable                                                    $       1,441           $     258,059
                                                                                       =============           =============

Change in unrealized gain on available for sale securities                             $     917,895           $     687,966
                                                                                       =============           =============

          See accompanying notes to consolidated financial statements.

                       BANK OF SOUTH CAROLINA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1: BASIS OF PRESENTATION

Bank of South Carolina Corporation (the Company) was organized as a South Carolina Corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 3: SHAREHOLDERS' EQUITY

A regular quarterly cash dividend of $.11 per share was declared on September 19, 2002 for shareholders of record at September 30, 2002, payable October 31, 2002. Income per common share for the quarter ended and nine months ended September 30, 2002 and for the quarter ended and nine months ended September 30, 2001 was calculated as follows:

                                                                       FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                                                    INCOME              SHARES           PER SHARE
                                                                  (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                                   ----------        -------------       ---------
Net income                                                         $  445,186
                                                                   ==========

Basic income available to
    common shareholders                                            $  445,186          2,550,695          $  .17
                                                                   ==========          =========          ======

Effect of dilutive options                                                                 2,211
                                                                                       ---------

Diluted income available to common
    shareholders                                                   $  445,186          2,552,906          $  .17
                                                                   ==========          =========          ======

                                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                                      INCOME            SHARES            PER SHARE
                                                                    (NUMERATOR)      (DENOMINATOR)          AMOUNT
                                                                   ------------      -------------        ---------
Net income                                                         $  1,321,730
                                                                   ============

Basic income available to
    common shareholders                                            $  1,321,730          2,552,476          $  .52
                                                                   ============          =========          ======

Effect of dilutive options                                                                   7,687
                                                                                         ---------

Diluted income available to common
    shareholders                                                   $  1,321,730          2,560,163          $  .52
                                                                   ============          =========          ======

                                                                       FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                                                    INCOME              SHARES           PER SHARE
                                                                  (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                                   ----------        -------------       ---------
Net income                                                         $  384,445
                                                                   ==========

Basic income available to
    common shareholders                                            $  384,445          2,580,597          $  .15
                                                                   ==========          =========          ======

Effect of dilutive options                                                                    --
                                                                                       ---------
Diluted income available to common
    shareholders                                                   $  384,445          2,580,597          $  .15
                                                                   ==========          =========          ======

                                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                      INCOME            SHARES            PER SHARE
                                                                    (NUMERATOR)      (DENOMINATOR)          AMOUNT
                                                                   ------------      -------------        ---------
Net income                                                         $  1,398,273

Basic income available to
    common shareholders                                            $  1,398,273          2,580,597          $  .54
                                                                   ============          =========          ======

Effect of dilutive options                                                                      --
                                                                                         ---------

Diluted income available to common
    shareholders                                                   $  1,398,273          2,580,597          $  .54
                                                                   ============          =========          ======

NOTE 4: COMPREHENSIVE INCOME

Comprehensive income is the change in the Company's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and unrealized gains and losses on certain investments in debt and equity securities for the three and nine months ended September 30, 2002 and 2001 and "accumulated other comprehensive income" as of September 30, 2002 and 2001 is comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

Total comprehensive income is $465,849 and $610,134, respectively, for the three months ended September 30, 2002 and 2001 and $1,232,848 and $1,831,898 for the nine months ended September 30, 2002 and 2001.

NOTE 5: ADOPTION OF NEW ACCOUNTING STANDARDS

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

The Company's significant accounting policies are discussed in Note 1 to the Consolidated Financial

Statements for the year ended December 31, 2001. Of the significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment. For additional discussion concerning the Company's allowance for loan losses and related matters, see "Provision for Loan Losses."

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income increased $60,741 or 15.80% to $445,186, or basic and diluted earnings per share of $.17, for the three months ended September 30, 2002, from $384,445, or basic and diluted earnings per share of $.15, for the three months ended September 30, 2001. The increase is primarily due to an increase in service charges, mortgage banking income, and miscellaneous fees.

NET INTEREST INCOME

Net interest income decreased $121,226 or 6.37% to $1,781,685 for the three months ended September 30, 2002, from $1,902,911 for the three months ended September 30, 2001. Total interest and fee income decreased $624,022 or 22.76% for the three months ended September 30, 2002, to $2,117,192 from $2,741,214 for the three months ended September 30, 2001. Average interest earning assets decreased from $153.4 million for the three months ended September 30, 2001 to $151.3 million for the three months ended September 30, 2002. The yield on interest earning assets decreased 201 basis points between periods to 5.55% for the three months ended September 30, 2002 compared to 7.56% for the same period in 2001. The decrease in yield on average interest earning assets is due to a decrease in the yield on average loans of 274 basis points as well as a decrease in the yield on average federal funds sold of 179 basis points. The yield on average loans was 5.85% for the three months ended September 30, 2002 compared to 8.59% for the three months ended September 30, 2001. This decrease in yield is due to the fact that the majority of the Bank's loans reprice with the Bank's prime rate. The Bank's prime rate was 4.75% and 6.00% at September 30, 2002 and 2001, respectively. The yield on average other earning assets was 1.64% for the three months ended September 30, 2002 compared to 3.43% for the three months ended September 30, 2001. The yield on average investment securities decreased 11 basis points to 6.13% for the three months ended September 30, 2002 compared to 6.24% for the three months ended September 30, 2001.

Total interest expense decreased $502,796 or 59.98% to $335,507 for the three months ended September 30, 2002, from $838,303 for the three months ended September 30, 2001. The decrease in interest expense is primarily due to a decrease in the average cost of funds. Interest on deposits for the three months ended September 30, 2002, was $326,248 compared to $791,314 for the three months ended September 30, 2001, a decrease of $465,066 or 58.77%. Total interest bearing deposits averaged approximately $97.2 million for the three months ended September 30, 2002 as compared to $100.8 million for the three months ended September 30, 2001. Interest on short-term borrowings decreased $37,730 or 80.30% to $9,259 for the three months ended September 30, 2002, from $46,989 for the three months ended September 30, 2001. Short-term borrowings consist of demand notes to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $3.0 million for the three months ended September 30, 2002 compared to approximately $6.7 million for the three months ended September 30, 2001. The average cost of interest bearing liabilities was 1.33% and 3.09% for the three months ended September 30, 2002 and 2001, respectively. This decrease in cost of funds is a result of the decreasing interest rate environment.

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

The total provision for loan losses for the quarter ended September 30, 2002 was $70,000 compared to $130,000 for the quarter ended September 30, 2001. During the quarter ended September 30, 2002, charge-offs of $6,256 and recoveries of $2,477 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,382,655 or 1.18% of total loans at September 30, 2002, compared to $1,201,091 or 1.01% of total loans at December 31, 2001.

The Bank had impaired loans totaling $168,007 as of September 30, 2002 compared to $36,605 as of September 30, 2001. The impaired loans include non-accrual loans with balances at September 30, 2002 and 2001 of $161,500 and $27,697 respectively. The Bank had one restructured loan in the amount of $6,507 and $8,907 at September 30, 2002 and 2001, respectively. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.

The Bank had $161,500 in non-accrual loans as of September 30, 2002 compared to $27,697 as of September 30, 2001. There were no loans over 90 days past due still accruing interest as of September 30, 2002 and 2001.

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

Net charge-offs were $3,779 or.0% of average loans for the quarter ended September 30, 2002 as compared to net charge-offs of $87,909 for the quarter ended September 30, 2001 or .08% of average loans. Net charge-offs in 2001 were unusually high for the Company as compared to historical charge-off levels. Uncertainty in the economic outlook has increased, making charge-off levels in future periods less predictable. However, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The increase in the allowance for loan losses from $1,201,091 or 1.01% of total loans at December 31, 2001 to $1,382,655 or 1.18% of total loans at September 30, 2002 is due to an increase in loan losses in 2001 which increased the three year historical loss ratio for nonclassified loans in the loan loss model resulting in a requirement to provide additional loan loss reserves. The Company has also provided unallocated reserves totaling $90,670 at September 30, 2002 related to other inherent losses in the portfolio. Management believes the allowance for loan losses at September 30, 2002 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

OTHER INCOME

Other income for the three months ended September 30, 2002, increased $160,745 or 36.82% to $597,289 from $436,544 for the three months ended September 30, 2001. The increase is primarily due to an increase in service charge, fees and commissions as well as an increase in mortgage banking income. Service charges, fees and commissions increased $64,644 or 29.90% to $280,879 for the three months ended September 30, 2002, from $216,235 for the three months ended September 30, 2001 due to an increase in fees charged on accounts. The mortgage banking income increased $93,794 or 43.63% to $308,791 for the three months ended September 30, 2002, from $214,997 for the three months ended September 30, 2001, due to an increase in the volume of mortgage loan originations.

OTHER EXPENSE

Bank overhead increased $5,010 or .31% to $1,638,120 for the three months ended September 30, 2002, from, $1,633,110 for the three months ended September 30, 2001. Other operating expenses decreased $26,468 or 7.21% to $340,537 for the three months ended September 30, 2002 from $367,005 for the three months ended September 30, 2001. This decrease is primarily due to a decrease in professional and directors fees as well as a decrease in miscellaneous operating expenses. Salaries and employee benefits increased $29,854 or 3.15% to $977,053 for the three months ended September 30, 2002 from $947,199 for the three months ended September 30, 2001.

INCOME TAX EXPENSE

During the quarter ended September 30, 2002, the Company's effective tax rate was 33.64% compared to 33.30% during the quarter ended September 30, 2001.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001

The Company's results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest spread. Net income decreased $76,543 or 5.47% to $1,321,730, or basic and diluted earnings per share of $.52, for the nine months ended September 30, 2002, from $1,398,273, or basic and diluted earnings per share of $.54, for the nine months ended September 30, 2001. The decrease is primarily due to a decline in interest rates.

NET INTEREST INCOME

Net interest income decreased $461,473 or 7.94% to $5,349,589 for the nine months ended September 30, 2002, from $5,811,062 for the nine months ended September 30, 2001. Total interest and fee income decreased $2,284,272 or 26.15% for the nine months ended September 30, 2002, to $6,450,767 from $8,735,039 for the nine months ended September 30, 2001. Average interest earning assets decreased from $150.8 million for the nine months ended September 30, 2001 to $149.3 million for the nine months ended September 30, 2002. The yield on interest earning assets decreased 256 basis points between periods to 5.78% for the nine months ended September 30, 2002 compared to 8.34% for the same period in 2001. The decrease in yield on average interest earning assets is due to a decrease in the yield on average loans of 350 basis points as well as a decrease in the yield on average federal fund sold of 238 basis points. The yield on average loans was 6.00% for the nine months ended September 30, 2002 compared to 9.5% for the nine months ended September 30, 2001. This decrease in yield is due to the fact that the majority of the Bank's loans reprice with the Bank's prime rate. The Bank's prime rate was 4.75% and 6.0% at September 30, 2002 and 2001, respectively. The yield on average other earning assets was 1.63% for the nine months ended September 30, 2002 compared to 4.01% for the nine months September 30, 2001. This was offset slightly by an increase in yield on average investment securities of 12 basis points to 6.26% for the nine months ended September 30, 2002 compared to 6.14% for the nine months ended September 30, 2001.

Total interest expense decreased $1,822,799 or 62.34% to $1,101,178 for the nine months ended September 30, 2002, from $2,923,977 for the nine months ended September 30, 2001. The decrease in interest expense is primarily due to a decrease in the average cost of funds. Interest on deposits for the nine months ended September 30, 2002, was $1,069,879 compared to $2,700,589 for the nine months ended September 30, 2001, a decrease of $1,630,710 or 60.38%. Total interest bearing deposits averaged approximately $98.0 million for the nine months ended September 30, 2002 as compared to $97.9 million for the nine months ended September 30, 2001. Interest on short-term borrowings decreased $192,089 or 85.99% to $31,299 for the nine months ended September 30, 2002, from $223,388 for the nine months ended September 30, 2001. Short-term borrowings consist of demand notes to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $3.5 million for the nine months ended September 30, 2002 compared to approximately $7.6 million for the nine months ended September 30, 2001. The average cost of interest bearing liabilities was 1.45% and 3.71% for the nine months ended September 30, 2002 and 2001, respectively. This decrease in cost of funds is a result of the decreasing interest rate environment.

PROVISION FOR LOAN LOSSES

The total provision for loan losses for the nine months ended September 30, 2002 was $195,000 compared to $240,000 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, charge-offs of $42,465 and recoveries of $29,030 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,382,655 or 1.18% of total loans at September 30, 2002, compared to $1,201,091 or 1.01% of total loans at December 31, 2001.

Net charge-offs were $13,435 or .01% of average loans for the nine months ended September 30, 2002 as compared to net charge-offs of $568,195 for the nine months ended September 30, 2001 or .53% of average loans. Net charge-offs in 2001 were unusually high for the Company as compared to historical charge-off levels. Uncertainty in the economic outlook has increased, making charge-off levels in future periods less predictable. However, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

OTHER INCOME

Other income for the nine months ended September 30, 2002, increased $253,114 or 17.90% to $1,666,860 from $1,413,746 for the nine months ended September 30, 2001. The increase is primarily due to an increase in fees charged for services and for an increase in mortgage banking income. The service charges, fees and commissions income increased $157,243 or 25.35% to $777,475 for the nine months ended September 30, 2002, from $620,241 for the nine months ended September 30, 2001, due to an increase in fees charged on accounts. Mortgage banking income increased $63,790 or 8.28% to $834,632 for the nine months ended September 30, 2002, from $770,842 for the nine months ended September 30, 2001, due to an increase in the volume of mortgage loan originations.

OTHER EXPENSE

Bank overhead decreased $38,384 or .79% to $4,829,851 for the nine months ended September 30, 2002, from, $4,868,235 for the nine months ended September 30, 2001. Net occupancy expense increased $14,602 or 1.56% to $948,908 for the nine months ended September 30, 2002 from $934,306 for the nine months ended September 30, 2001. This increase is due to an increase in maintenance contracts and property tax fees. Other operating expenses decreased $57,846 or 5.30% to $1,033,292 for the nine months ended September 30, 2002, from $1,091,138 for the nine months ended September 30, 2001. This decrease is primarily due to a decrease in other real estate owned and remittance fees.

INCOME TAX EXPENSE

During the nine months ended September 30, 2002, the Company's effective tax rate was 33.63% compared to 33.94% during the nine months ended September 30, 2001.

LIQUIDITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by the withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company's primary liquid assets accounted for 27.86% and 27.42% of total assets at September 30, 2002 and 2001, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. Investment securities are an important tool in the Company's liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk. All of the securities presently owned by the Bank are classified as Available for Sale. At September 30, 2002, the Bank had unused short-term lines of credit totaling approximately $18,500,000 (which are withdrawable at the lender's option). Additional sources of funds available through the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, the purchasing of federal funds from other financial institutions and increasing deposits by raising rates paid. The Company's core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings. Although such core deposits are becoming increasingly more costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At September 30, 2002 and 2001, the Bank's liquidity ratio was 21.10% and 20.85%, respectively.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised at its initial offering, the retention of earnings less dividends paid and the exercising of stock options for a total shareholders' equity at September 30, 2002, of $19,511,561. The rate of asset growth from the Bank's inception does not negatively impact this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The Company and the Bank were in compliance with regulatory capital requirements and met or exceeded the "well-capitalized" regulatory guidelines at September 30, 2002. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at September 30, 2002, for the Bank is 15.19% and at September 30, 2001, was 15.41%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

EFFECT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. As of September 30, 2002, management believes that there have been no significant changes in market risk as disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

                                     ITEM 3
                             CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS AND PROCEDURES FOR FINANCIAL REPORTING

Within 90 days prior to the date of this report (the Evaluation Date), Bank of South Carolina Corporation's President and Chief Executive Officer, Executive Vice President and Secretary and Executive Vice President and Treasurer carried out an evaluation of the effectiveness of the Corporation's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-14(c) and 15(d)-14(c)). Based on that evaluation these officers have concluded that as of the Evaluation Date, the Corporation's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Corporation and the Corporation's consolidated subsidiary would be made known to them by others within the entity.

CHANGES TO INTERNAL CONTROLS AND PROCEDURES FOR FINANCIAL REPORTING

There were no significant changes in the Corporation's internal controls, or to the Corporation's knowledge, in other factors that could significantly affect the Corporation's disclosure controls and procedures subsequent to the Evaluation Date.

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

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BANK OF SOUTH CAROLINA CORPORATION



November 7, 2002
                                          BY:
                                              ---------------------------------
                                              Hugh C. Lane, Jr.
                                              President and Chief Executive
                                              Officer



                                          BY:
                                              ---------------------------------
                                              William L. Hiott, Jr.
                                              Executive Vice President &
                                              Treasurer

                        CERTIFICATION OF PERIODIC REPORT

I, William L. Hiott, Jr. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Bank of South Carolina Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Bank of South Carolina Corporation as of, and for the periods presented in this quarterly report.

4. The Bank of South Carolina Corporation's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Bank of South Carolina Corporation and we have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Bank of South Carolina Corporation, including its consolidated subsidiary, is made known to us by others within the entity, particularly during the period in which this report is being prepared;

         b) Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision to provide reasonable assurances that the Bank of South Carolina Corporation financial statements are fairly presented in conformity with generally accepted accounting principles;

         c) Evaluated the effectiveness of the Bank of South Carolina Corporation's disclosure controls and procedures and internal controls and procedures for financial reporting as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

         d) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

         e) Disclosed to the Bank of South Carolina Corporation's auditors and the audit committee of the board of directors:

                  1) All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the Bank of South Carolina Corporation's ability to record, process, summarize and report financial information required to be disclosed by the Bank of South Carolina Corporation in the reports that it files or submits under the act (15 U.S.C. 78a et. seq.), within the time periods specified in the US Securities and Exchange Commission's rules and forms; and

                  2) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Bank of South Carolina Corporation's internal controls and procedures for financial reporting; and

         f) Indicated in this report any significant changes in the Bank of South Carolina Corporation's internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including actions taken to correct significant deficiencies and material weaknesses in the Bank of South Carolina Corporation's internal controls and procedures for financial reporting.

November 7, 2002



/s/ William L, Hiott, Jr.
------------------------------------------
William L, Hiott, Jr.
Executive Vice President and Treasurer

                        CERTIFICATION OF PERIODIC REPORT

I, Hugh C. Lane, Jr. certify that:

5. I have reviewed this quarterly report on Form 10-QSB of the Bank of South Carolina Corporation;

6. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

7. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Bank of South Carolina Corporation as of, and for the periods presented in this quarterly report.

8. The Bank of South Carolina Corporation's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Bank of South Carolina Corporation and we have:

         d) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Bank of South Carolina Corporation, including its consolidated subsidiary, is made known to us by others within the entity, particularly during the period in which this report is being prepared;

         e) Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision to provide reasonable assurances that the Bank of South Carolina Corporation financial statements are fairly presented in conformity with generally accepted accounting principles;

         f) Evaluated the effectiveness of the Bank of South Carolina Corporation's disclosure controls and procedures and internal controls and procedures for financial reporting as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

         d) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

         g) Disclosed to the Bank of South Carolina Corporation's auditors and the audit committee of the board of directors:

                  3) All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the Bank of South Carolina Corporation's ability to record, process, summarize and report financial information required to be disclosed by the Bank of South Carolina Corporation in the reports that it files or submits under the act (15 U.S.C. 78a et. seq.), within the time periods specified in the US Securities and Exchange Commission's rules and forms; and

                  4) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Bank of South Carolina Corporation's internal controls and procedures for financial reporting; and

         h) Indicated in this report any significant changes in the Bank of South Carolina Corporation's internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including actions taken to correct significant deficiencies and material weaknesses in the Bank of South Carolina Corporation's internal controls and procedures for financial reporting.

November 7, 2002



/s/ Hugh C. Lane, Jr.
-------------------------------------------
Hugh C. Lane, Jr.
President and Chief Executive Officer