Form 10KSB
period 2002-12-31
BANK OF SOUTH CAROLINA CORP
filed 2003-03-25
CIK 1007273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from        to

Commission file number: 0-27702

BANK OF SOUTH CAROLINA CORPORATION

(Name of small business issuer in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-1021355 (IRS Employer Identification Number)

256 Meeting Street, Charleston, SC (Address of principal executive offices)	29401 (Zip Code)

Issuer’s telephone number: (843) 724-1500

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
Yes    [X]     No   [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB.
Not applicable

Issuer’s revenues for its most recent fiscal year: $10,917,165

Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on February 21, 2003 was: $21,319,214

As of March 14, 2003, the Registrant has outstanding 2,550,695 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes   [  ]     No    [X]

BANK OF SOUTH CAROLINA CORPORATION

AND SUBSIDIARY

PART I

Item 1. Description of Business

The Bank of South Carolina (the “Bank”) is a FDIC insured, state-chartered financial institution, which was organized on October 22, 1986, and opened for business on February 26, 1987. The Bank is a wholly-owned subsidiary of Bank of South Carolina Corporation (the “Company”). The reorganization of The Bank of South Carolina into a subsidiary of a one-bank holding company became effective on April 17, 1995. Each issued and outstanding share of the Bank was exchanged for two shares of Bank of South Carolina Corporation stock. Since the primary asset of the Company is its wholly-owned subsidiary, the majority of the following discussion relates to the Bank.

The Bank serves Berkeley, Charleston and Dorchester counties (the “Tri-County Area”) as an independent, community-oriented commercial bank concentrating on individuals and small and medium-sized businesses desiring a high level of personalized services.

The Bank offers a full range of deposit services. Checking account services include regular non-interest bearing checking accounts as well as interest bearing negotiable order of withdrawal (“NOW”) accounts. Savings and certificate of deposit accounts include accounts ranging from a daily maturity (regular savings and also money market accounts) to longer term certificates as authorized by regulation. The Bank offers two levels of interest to its customers on both money market and NOW accounts. NOW accounts with balances of $10,000 or greater and money market accounts with balances of $10,000 or greater are paid a rate slightly higher than the general market for these types of accounts. In addition, retirement accounts such as IRA (Individual Retirement Accounts) are available. In the last quarter of 1988, the Bank introduced a safekeeping and brokerage service through Wachovia Securities Incorporated which allows dividends and interest to be credited to an account maintained by the Bank. All deposit accounts are insured by the FDIC to the full amount permitted by law. Deposit accounts are solicited from individuals, businesses, professional organizations and governmental authorities.

Lending services include a full range of commercial, personal and mortgage loans. The Bank’s primary focus is on business lending. The types of commercial loans that are available include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment. The Bank does not emphasize real estate lending for land acquisition, land development or open-end construction loans. The types of personal loans that are available include secured and unsecured loans for such purposes as financing automobiles, home improvements, education and personal investments. In the fourth quarter of 1993, a residential mortgage lending department was opened with mortgage loans being provided through correspondent relationships. The Bank originates, processes and closes the loan and sells (each individually) to a correspondent.

The Bank offers credit cards (through correspondent banking services) including MasterCardTM and VisaTM along with a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. Other services offered, but not limited to, include safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the Visa Debit Card Program. This service is called “Check Card” by the Bank and also offers purchases by the cardholder where Visa cards are accepted worldwide using a direct charge to their checking account. The Bank operates a courier service and ACH organization service as part of its deposit services for commercial customers and provides a safekeeping brokerage service through one of its correspondent banks. During 2001, the Bank introduced Internet Banking. This service is called “ESafe” by the Bank and offers twenty-four hour information, up-to-the minute account activity, automatic transfers or one-time transfers between accounts, actual images of customer checks, and statement viewing. All banking services are available through four banking house locations, 256 Meeting Street, Charleston, SC, 100 N. Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC, and 2027 Sam Rittenberg Boulevard, Charleston, SC. A complete listing of the Bank’s services may be referenced in the Company’s Annual Report on page 36.

The Bank has spent no appreciable amount in order to determine or develop the services that the Bank offers. Research activities relating to development of bank services were performed by the officers of the Bank during the organization of the Bank and by those officers after the Bank opened for business.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended and as such, is under the supervisory and regulatory authority of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company registered under the laws of the South Carolina Bank Holding Company Act, the Company is also subject to regulation by the South Carolina State Board of Financial Institutions. Thus, the Company is required to file annual reports and other information with the Federal Reserve and the South Carolina State Board of Financial Institutions regarding its financial condition, results of operations, management and intercompany relationships and transactions between the Company and its subsidiaries.

The Company’s subsidiary bank, The Bank of South Carolina, is a state chartered financial institution, and as such, is subject to various statutory requirements, supervision and regulation, of which regular bank examinations are a part, promulgated and enforced primarily by the Federal Deposit Insurance Corporation and the South Carolina State Board of Financial Institutions.

The Company’s accounting policies are discussed in Item 7, Note 1 to the Consolidated Financial Statements. Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment. For additional discussion concerning the Company’s allowance for loan losses and related matters, see Item 6, “Allowance for Loan Losses”.

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

Compliance with federal, state and local provisions regulating the discharge of materials into the environment had no material effect on the capital expenditures, earnings and competitive position of the Bank in the fiscal year ended December 31, 2002.

By year end 2002, the Bank employed 69 people, 6 of whom are part time employees, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.

The business of the Bank is not considered to be seasonal nor is the Bank’s business dependent on any one industry.

In the Bank’s primary service area, there are 13 commercial banks, of which three are considered to have their headquarters in the Bank’s service area. Of the 13 commercial banks, two have a large share of the market. These two are Wachovia Bank of North Carolina, N.A. and Bank of America. In addition, there is a savings bank and various credit unions with offices in the Tri-County Area. The Bank encounters strong competition from these financial institutions as well as consumer and commercial finance companies, insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust and international banking services, which the Bank is not providing. The Bank does, however, provide a means for clearing international checks and drafts through a third party or correspondent bank.

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

On June 30, 1995, the Bank was successful in renegotiating its 256 Meeting Street facilities lease for one hundred forty (140) months with two additional ten-year terms. Base rent was $26,432 monthly payable in advance for the first twenty (20) months and the remaining one hundred twenty (120) months of the term (which began March 1, 1997) and for the two (2) extensions of the original term is $24,801 per month in advance and is adjustable by 4% of the base rent every two years. In addition, the Bank leases adjacent parking facilities at $2,568 per month.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters

There were issued and outstanding 2,550,695 shares of the 6,000,000 authorized shares of common stock of the Company at the close of the Company’s fiscal year ended December 31, 2002. These outstanding shares were held by approximately 900 shareholders of record on December 31, 2002. The common stock of the Company is traded in the “over-the-counter” (OTC) market by five market making investment banking firms. These firms are The Robinson-Humphrey Company, Inc., Sterne, Agee & Leach, Inc., Scott and Stringfellow, Inc., Nite Securities LP and Speer, Leeds & Kellogg. Stock quotations are available through the National Association of Securities Dealers Automated Quotations (NASDAQ) where the Bank’s shares are listed as BKSC.

According to information supplied by The Nasdaq Stock Market, the range of high and low bid quotations for each quarterly period in the fiscal years 2002, 2001 and 2000 has been as follows:

	2002		2001		2000
	High	Low	High	Low	High	Low
First Quarter	15.25	13.54	14.00	12.88	14.50	11.88
Second Quarter	16.00	14.45	14.25	13.00	12.50	11.00
Third Quarter	15.44	11.75	14.25	12.75	12.63	11.25
Fourth Quarter	12.75	10.91	17.00	12.75	14.00	12.44

The Board of Directors of Bank of South Carolina Corporation declared quarterly dividends in 2002 of $.11 per share to shareholders of record April 1, 2002, payable April 30, 2002; $.11 per share to shareholders of record July 1, 2002, payable July 31, 2002; $.11 per share to shareholders of record September 30, 2002, payable October 31, 2002; $.11 per share to shareholders of record December 31, 2002, payable January 31, 2003 and a special dividend of $.15 per share to shareholders of record December 31, 2002, payable January 31, 2003.

The Board of Directors of Bank of South Carolina Corporation declared quarterly dividends in 2001 of $.11 per share to shareholders of record March 31,2001, payable April 30, 2001; $.11 per share to shareholders of record July 2, 2001, payable July 31, 2001; $.11 per share to shareholders of record October 1, 2001, payable October 31, 2001; and $.11 per share to shareholders of record December 31, 2001 payable January 31, 2002.

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

As of January 1, 2003, there were approximately 900 shareholders of record with shares held by individuals and in street name, and on March 11, 2003, the market price for the common stock of the Company was $13.65. It is the intent of the Company to continue paying dividends in the future.

Cash dividends, when declared, are paid by the Bank to the Corporation for distribution to shareholders of record of the Corporation. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company.

Consolidated Financial Highlights

	2002	2001	2000	1999	1998

For December 31:
Net Income	$1,858,319	$1,802,951	$2,371,375	$1,915,516	$1,660,149
Selected Year End Balances
Total Assets	169,480,463	158,466,073	159,776,502	154,653,402	145,019,801
Total Loans	127,887,401	118,492,932	104,262,014	90,748,717	84,140,365
Investment Securities Available for Sale	21,536,340	24,580,858	37,608,360	35,873,009	33,759,333
Investment Securities Held to Maturity	—	—	—	600,208	—
Federal Funds Sold and Resale Agreements	8,324,145	4,478,358	7,325,000	16,255,000	15,450,000
Interest Bearing Deposits in Other Banks	7,653	7,527	7,239	6,919	6,666
Earning Assets	157,755,539	147,559,675	149,202,613	143,483,853	133,356,364
Deposits	144,448,211	133,138,739	131,094,405	125,280,450	123,973,308
Shareholders’ Equity	19,314,129	19,301,495	18,554,282	16,865,304	16,677,533
Weighted Average Shares Outstanding-Diluted	2,557,823	2,578,748	2,580,786	2,604,620	2,599,212
For the Year:
Selected Average Balances
Total Assets	162,207,337	161,089,339	155,717,433	148,714,025	136,981,780
Total Loans	117,654,356	108,786,605	98,994,148	88,479,401	83,106,872
Investment Securities Available for Sale	23,316,608	29,494,213	39,645,741	35,806,229	21,399,194
Investment Securities Held to Maturity	—	—	157,408	445,242	—
Federal Funds Sold and Resale Agreements	10,412,467	12,506,915	5,004,918	12,138,096	21,761,014
Interest Bearing Deposits in Other Banks	7,606	7,415	7,091	6,813	6,561
Earning Assets	151,391,038	150,795,148	143,809,306	136,875,781	126,273,641
Deposits	138,722,411	133,901,375	125,722,863	123,559,722	115,225,489
Shareholders’ Equity	19,474,929	19,251,627	17,650,334	17,049,863	16,203,404
Performance Ratios:
Return on Average Equity	9.54%	9.37%	13.44%	11.23%	10.25%
Return on Average Assets	1.15%	1.12%	1.52%	1.29%	1.21%
Average Equity to Average Assets	12.01%	11.95%	11.33%	11.46%	11.83%
Net Interest Margin	4.76%	5.05%	5.93%	5.20%	5.13%
Net Charge-offs to Average Loans	0.03%	0.64%	0.01%	0.09%	0.03%
Allowance for Loan Losses as a Percentage of Total Loans	1.06%	1.01%	1.49%	1.38%	1.47%
Per Share:
Basic Earnings	$0.73	$0.70	$0.92	$0.74	$0.64
Diluted Earnings	0.73	0.70	0.92	0.74	0.64
Year End Book Value	7.57	7.53	7.19	6.52	6.40
Cash Dividends Declared	0.59	0.44	0.52	0.44	0.26
Dividend Payout Ratio	60.47%	62.86%	56.52%	59.46%	40.05%
Full Time Employee Equivalents	67	67	70	70	60

The following tables, as well as the previously presented consolidated financial highlights, set forth certain selected financial information concerning the Company and its wholly owned subsidiary. The information was derived from audited consolidated financial statements. The information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, and the audited consolidated financial statements and notes which are presented elsewhere in this report.

	For Years Ended
	December 31,

	2002	2001	2000	1999	1998

Operating Data:
Interest and fee income	$8,565,542	$11,100,801	$12,781,576	$10,597,128	$10,203,246
Interest expense	1,364,804	3,491,281	4,254,428	3,474,786	3,730,741

Net interest income	7,200,738	7,609,520	8,527,148	7,122,342	6,472,505
Provision for loan losses	195,000	335,000	315,000	90,000	55,000

Net interest income after provision for loan losses	7,005,738	7,274,520	8,212,148	7,032,342	6,417,505
Other income	2,351,623	2,005,644	1,407,171	1,393,006	1,176,405
Other expense	6,552,474	6,557,603	5,988,944	5,464,136	5,016,077

Income before income taxes	2,804,887	2,722,561	3,630,375	2,961,212	2,577,833
Income tax expense	946,568	919,610	1,259,000	1,045,696	917,734

Net income	$1,858,319	$1,802,951	$2,371,375	$1,915,516	$1,660,099

Basic income per share	$0.73	$0.70	$0.92	$0.74	$0.64

Diluted income per share	$0.73	$0.70	$0.92	$0.74	$0.64

Weighted average common shares-basic	2,552,054	2,578,532	2,580,786	2,604,620	2,599,212
Weighted average common shares – diluted	2,557,823	2,578,748	2,580,786	2,604,620	2,599,212
Dividends per common share	$0.59	$0.44	$0.52	$0.44	$0.26

	As of
	December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Investment securities available for sale	$21,536,340	$24,580,858	$37,608,360	$35,873,009	$33,759,333
Investment securities held to maturity	—	—	—	600,208	—
Total loans	127,887,401	118,492,932	104,262,014	90,748,717	84,140,365
Allowance for loan losses	1,361,438	1,201,091	1,558,530	1,250,138	1,239,968
Total assets	169,480,463	158,466,073	159,776,502	154,653,402	145,019,801
Total deposits	144,448,211	133,138,739	131,094,405	125,280,450	123,973,308
Shareholders’ equity	19,314,129	19,301,495	18,554,282	16,865,304	16,677,533

Item 6. Management’s Discussion and Analysis or Plan of Operations

Management’s discussion and analysis is included to provide the shareholders with an expanded narrative of the Company’s results of operations, changes in financial condition, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the audited consolidated financial statements and notes included in this report and the Company’s 2002 Annual Report. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this annual report contain certain “forward-looking statements” concerning the future operations of the Bank of South Carolina Corporation. Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in our Annual Report. We have used “forward-looking statements” to describe future plans and strategies including our expectations of the Company’s future financial results. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company’s market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to successfully address competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the “forward-looking statements” and undue reliance should not be placed on such statements.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are set forth in Note One of the consolidated financial statements. Of these policies, the Company considers its policy regarding the allowance for loan losses to be one of its most critical accounting policies, because it requires many of management’s most subjective and complex judgements. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which were not known by management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Allowance for Loan Losses”.

OVERVIEW

Earnings for the year were $1,858,319 or basic and diluted earnings per share of $.73 up 3.07% from 2001’s earnings of $1,802,951 or basic and diluted earnings per share of $.70. Earnings for the fourth quarter of 2002 were $536,589 or basic and diluted earnings per share of $.21, up 33% from fourth quarter 2001 earnings of $404,677 or basic and diluted earnings per share of $.16. Our returns on average equity and average assets for the year were 9.54% and 1.15%, respectively, compared to the 2001 return on average equity and return on average assets of 9.37% and 1.12%, respectively. Earnings for the year were 38.82% above our profit plan.

During 2002, the Company declared 4 regular quarterly cash dividends of $.11 per share, and a special cash dividend of $.15 per share, thereby sharing its profits with its owners as it has in prior years.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002, TO DECEMBER 31, 2001

Net income increased $55,368 from $1,802,951 for 2001, to $1,858,319 for 2002 or 3.07% increasing basic and diluted earnings per share to $.73 for 2002, compared to basic and diluted earnings per share of $.70 for 2001. This increase is primarily due to an increase in our service charges and mortgage banking income.

Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net interest income decreased $408,782 from $7,609,520 for 2001 to $7,200,738 for 2002. This decrease is primarily due to a decline in interest rates which resulted in a decline in our net interest margin.

Total interest and fee income decreased 22.84% or $2,535,259 in 2002. This decrease in interest and fee income is due to a decrease in average yield of interest earning assets. Average interest earning assets increased from $150.8 million for the year ended December 31, 2001 to $151.4 million for the year ended December 31, 2002 primarily due to an increase in average loans receivable of $8.9 million between periods. The yield on interest earning assets decreased 170 basis points between years to 5.66% for the year ended December 31, 2002 compared to 7.36% for the year ended December 31, 2001. The decrease in yield on average interest earning assets is due to a decrease in the yield on average loans receivable of 223 basis points to 5.90% for the year ended December 31, 2002 compared to 8.13% for the year ended December 31, 2001, as well as a decrease in the yield on average federal funds sold of 205 basis points and other average short term investments of 222 basis points. The decrease in yield on average loans is due to the fact that the majority of the Bank’s loans reprice with the Bank’s prime rate. The Bank’s prime rate was 4.25% and 4.75% at December 31, 2002 and 2001, respectively. The decrease in the interest income from federal funds sold and short term investments is due to the decline in the interest rate environment.

Total interest expense decreased 60.91% or $2,126,477 in 2002. The decrease in interest expense is primarily due to the decrease in the average cost of funds. Interest paid on deposits for the year ended December 31, 2002, was $1,325,507 compared to $3,244,702 for the year ended December 31, 2001, a decrease of $1,919,195 or 59.15%. Total interest bearing deposits averaged approximately $98.34 million for the year ended December 31, 2002 compared to $97.81 million for the year ended December 31, 2001. Total interest bearing deposits remained constant despite the reduction of $8,000,000 in certificates of deposits to reduce our cost of funds. In addition, the average cost of deposits decreased 197 basis points from 3.32% for the year ended December 31, 2001 to 1.35% for the year ended December 31, 2002. Interest on short-term borrowings decreased $207,282 or 84.06% to $39,297 for the year ended December 31, 2002, from $246,579 for the year ended December 31, 2001. Short-term borrowings consist of federal funds purchased, demand notes to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $3.42 million for the year ended December 31, 2002 compared to approximately $6.94 million for the year ended December 31, 2001. The average cost of interest bearing liabilities was 1.34% and 3.33% for the years ended December 31, 2002 and 2001, respectively.

The provision for loan losses decreased from $335,000 for 2001 to $195,000 for 2002. The decrease in the provision is attributable to improvements in classified and delinquent loans, as well as lower levels of net charge-offs. The allowance for loan losses as a percentage of total loans increased from 1.01% in 2001 to 1.06% in 2002. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. For further discussion, see “Non-accrual and Past Due Loans” and “Allowance for Loan Losses.”

Total other income increased from $2,005,644 for 2001, to $2,351,623 for 2002. This increase is attributable to an increase in service charge, fees and commissions as well as an increase in mortgage banking income. Service charge, fees and commissions increased $205,700 or 24.12% to $1,058,608 for the year ended December 31, 2002, from $852,908 for the year ended December 31, 2001 due to an increase in fees charged on accounts. The mortgage banking income increased $129,580 or 11.51% to $1,255,070 for the year ended December 31, 2002, from $1,125,490 for the year ended December 31, 2001, due to an increase in the volume of mortgage loan originations.

Total other expense decreased .08% or $5,129 from $6,557,603 for 2001 to $6,552,474 for 2002. Other operating expenses decreased $107,424 or 7.21% to $1,381,958 for the year ended December 31, 2002 from $1,489,382 for the year ended December 31, 2001. This decrease is primarily due to a decrease in expenses associated with other real estate owned and remittance fees.

Salaries and employee benefits increased $92,533 or 2.43% to $3,904,851 for the year ended December 31, 2002 from $3,812,318 for the year ended December 31, 2001. This increase is primarily due to an increase in salaries and employee benefits as a result of annual merit increases and an increase of approximately $111,247 of commissions due to increased loan originations.

Income tax expense increased from $919,610 for 2001 to $946,568 for 2002. The Company’s effective tax rate was approximately 34% for the years ended December 31, 2002 and 2001.

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

Total interest and fee income decreased 9.23% or $1,221,234 in 2001. This decrease in interest and fee income is due to a decrease in average yield of interest earning assets. Average interest earning assets increased from $143.8 million for the year ended December 31, 2000 to $150.8 million for the year ended December 31, 2001 primarily due to an increase in average loans receivable of $9.8 million between periods. The yield on interest earning assets decreased 153 basis points between years to 7.36% for the year ended December 31, 2001 compared to 8.89% for the year ended December 31,2000. The decrease in yield on average interest earning assets is due to a decrease in the yield on average loans receivable of 212 basis points to 8.13% for the year ended December 31,2001 compared to 10.25% for the year ended December 31, 2000. This decrease in yield is due to the fact that the majority of the Bank’s loans reprice with the Bank’s prime rate. The Bank’s prime rate was 4.75% and 9.50% at December 31, 2001 and 2000, respectively.

Total interest expense decreased 17.94% or $763,147 in 2001. The decrease in interest expense is primarily due to the decrease in the average cost of funds. Interest paid on deposits for the year ended December 31, 2001, was $3,244,702 compared to $3,593,172 for the year ended December 31, 2000, a decrease of $348,470 or 9.70%. Total interest bearing deposits averaged approximately $97.81 million for the year ended December 31, 2001 compared to $90.10 million for the year ended December 31, 2000. In addition, the average cost of deposits decreased 67 basis points from 3.99% for the year ended December 31, 2000 to 3.32% for the year ended December 31, 2001. Interest on short-term borrowings decreased $414,677 or 62.71% to $246,579 for the year ended December 31, 2001, from $661,256 for the year ended December 31, 2000. Short-term borrowings consist of federal funds purchased, demand notes to the U.S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $6.94 million for the year ended December 31, 2001 compared to approximately $11.33 million for the year ended December 31, 2000. The average cost of interest bearing liabilities was 3.33% and 4.20% for the years ended December 31, 2001 and 2000, respectively.

The provision for loan losses increased from $315,000 for 2000 to $335,000 for 2001. The increase in the provision is attributable to the growth in the loan portfolio, the decrease in non-accrual loans, the decrease in delinquency rates and an increase in the loans on the Bank’s watch list. The allowance for loan losses as a percentage of total loans decreased from 1.49% in 2000 to 1.01% in 2001. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio. For further discussion see “Non-accrual and Past Due Loans” and “Allowance for Loan Losses.”

Total other income increased from $1,407,171 for 2000, to $2,005,644 for 2001. This increase is attributable to an increase in mortgage loan activity between periods resulting in mortgage servicing release premiums of $262,677 offset by an increase in discount fees paid of $148,621.

Total other expense increased 9.50% or $568,659 from $5,988,944 for 2000 to $6,557,603 for 2001. This increase is primarily due to a 15.11% increase in salaries and employee benefits as a result of annual merit increase and an increase of approximately $204,000 of commissions due to increased loan originations.

Occupancy expense increased $102,780 or 8.91% from $1,153,123 for 2000 to $1,255,903 for 2001. This increase is due to an increase in depreciation expense and maintenance contracts associated with the Banks new internet banking product.

Other operation expense decreased $34,540 or 2.27% from $1,523,922 for 2000 to $1,489,382 for 2001.

Income tax expense decreased from $1,259,000 for 2000 to $919,610 for 2001. The Company’s effective tax rate was approximately 34% and 35% for the years ended December 31, 2001 and 2000, respectively.

ASSET AND LIABILITY MANAGEMENT

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. At year end 2002, total assets were $169,480,463 an increase of 6.95% from the end of the previous year, and total deposits were $144,448,211, an increase of 8.49% from the end of the previous year, while short-term borrowings, consisting of Securities Sold Under Agreement to Repurchase and Demand Notes Issued to U.S. Treasury, were down $343,005.

Approximately 93% of the Company’s assets were earning assets composed of U.S. Treasury, Federal Agency and municipal securities in the amount of $21,536,340, Federal Funds Sold and interest bearing deposits in other banks in the amount of $8,331,798, and loans in the amount of $127,887,401.

The yield on a majority of the Company’s earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company’s liabilities are issued with fixed terms and can be repriced only at maturity. During periods of falling interest rates, as experienced from 1991 through 1993 and 2001 through 2002, the yield on the Company’s assets declines faster than the rates paid on supporting liabilities. This causes a decline in the net interest margin because the difference between what the Company earns on its assets and what it pays on its liabilities becomes narrower. After interest rates have stabilized, there is a period of time until the rates paid on interest-bearing liabilities declines enough to restore the net interest margin. As demonstrated by the improving net interest margin in 1994 and 1995, the opposite effect of increasing net interest income is realized in a rising rate environment given the Company’s 1996 balance sheet structure. In the stable rate environment which existed in 1997, the Bank’s net interest margin was impacted by a change in mix of earning assets with the deposit growth of the Bank being invested in federal funds sold during the year. Basically, the same situation existed in 1998 with relatively stable interest rates until the end of November 1998. During 1998, deposits increased 19% while loans increased 5%. The excess funds from the extraordinary deposit growth were invested in federal funds sold. Deposit growth outstripping loan growth resulted in a lower percentage of earning assets invested in the historically higher yielding loans and a commensurate decrease in margin from 5.92% for the year ended December 31, 1997 to 5.13% for the year ended December 31, 1998. A leveling off of deposit growth to 1% coupled with an 8% increase in loans in 1999, resulted in a better employment of funds in historically higher yielding loans during the year. Additional funds were invested in U. S. Treasury and Federal Agency Securities with a commensurate reduction in Federal Funds Sold. The change in mix of earning assets and increases in interest rates during the last half of the year resulted in significantly improved net interest income and net interest margin. During 2000, loans continued to grow at a faster rate than deposits, and interest rates continued to rise, improving the yield on earning assets. This growth in interest earning assets coupled with a rise in interest rates resulted in another significant improvement in net interest income and net interest margin. During 2001 and 2002, loans continued to grow at a faster rate than deposits, however, our net interest margin declined by 88 basis points from January to December 2001 and 29 basis points from January to December 2002 with the decline in interest rates.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. For the Company, this risk is constituted primarily of interest rate risk in its lending and investing activities as they relate to their funding by deposit and borrowing activities.

The Bank’s policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities and to attempt to maintain an asset positive position over a 6 month period. In adhering to this policy, it is anticipated that the Bank’s net interest margins will not be materially affected by changes in interest rates. The net interest rate spread for 2002 increased to 4.32% from 4.03% for 2001 and the net interest margin for 2002 decreased to 4.76% from 5.05% for 2001. Management will continue to monitor its asset sensitive position in times of decreasing interest rates, which might adversely affect its net interest margin.

Since the rates on most of the Bank’s interest bearing liabilities can vary on a daily basis, management continues to maintain a loan portfolio priced predominately on a variable rate basis. The Bank seeks stable, long-term deposit relationships to fund its loan portfolio.

At December 31, 2002, the average maturity of the investment portfolio was 17 months with an average yield of 6.26% compared to 27 months with an average yield of 6.14% at December 31, 2001.

The Bank does not own, nor has it ever purchased, derivative financial instruments. The Company does not take foreign exchange or commodity risks.

The following table summarizes the Bank’s interest sensitivity position as of December 31, 2002:

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less			Estimated
		Than 3	Than 6	Than 1	Than 5	5 years		Fair
	1 Day	Months	Months	Year	Years	or More	Total	Value

Earning Assets (in 000’s)
Loans	$107,283	$7,022	$10,679	$842	$1,905	$156	$127,887	$127,703
Investment securities	—	3,990	1,994	4,436	9,100	855	20,375	21,536
Short term investments	8	—	—	—	—	—	8	8
Federal funds sold	8,324	—	—	—	—	—	8,324	8,324

Total	$115,615	$11,012	$12,673	$5,278	$11,005	$1,011	$156,594	$157,571

Interest Bearing Liabilities (in 000’s)
CD’s 100,000 and over	$—	$6,962	$3,074	$3,452	$116	$—	$13,604	$13,628
CD’s under 100,000 and other time deposits	167	6,292	3,549	2,798	230	—	13,036	13,071
Money market and interest bearing demand accounts	56,168	—	—	—	—	—	56,168	56,168
Savings	15,267	—	—	—	—	—	15,267	15,267
Short term borrowings	4,539	—	—	—	—	—	4,539	4,539

	$76,141	$13,254	$6,623	$6,250	$346	$—	$102,614	$102,673

Net	$39,474	$(2,242)	$6,050	$(972)	$10,659	$1,011	$53,980	$54,898

Cumulative		$37,232	$43,282	$42,310	$52,969	$53,980

LIQUIDITY

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets. The following table summarizes future contractual obligations as of December 31, 2002:

	Payment Due by Period

		Less than	1-5	After 5
	Total	1 Year	Years	Years

Contractual Obligations (in 000’s)
Time deposits	$27,640	$27,294	$346	$—
Short-term borrowings	4,539	$4,539	$—	$—
Operating leases	2,026	425	1,443	158

Total contractual cash obligations	$34,205	$32,258	$1,789	$158

The Bank manages its assets and liabilities to ensure that there is sufficient liquidity to enable management to fund deposit withdrawals, loan demand, capital expenditures, reserve requirements, operating expenses and dividends and to manage daily operations on an ongoing basis. Funds are primarily provided by the Bank through customer’s deposits, principal and interest payments on loans, mortgage loan sales, the sale or maturity of securities, temporary investments and earnings. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk. All of the securities presently owned by the Bank are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity for the Company. At December 31, 2002, the Bank had unused short-term lines of credit totaling approximately $21,500,000 (which are withdrawable at the lender’s option). Management believes that these sources are adequate to meet its liquidity needs. Liquidity at the parent company level is provided through cash dividends from the Bank and the capacity of the parent company to raise additional borrowed funds as needed. If the Company elects to repurchase shares through its share repurchase program, such purchases will reduce liquidity at the parent company level.

Composition of Average Assets

	2002	2001	2000	1999	1998

Loans	$117,654,356	$108,786,605	$98,994,148	$88,479,401	$83,106,872
Investment securities available for sale	23,316,609	29,494,213	39,645,741	35,806,229	21,399,194
Investment securities held to maturity	—	—	157,408	445,242	—
Federal funds sold and other investments	10,420,073	12,514,330	5,012,009	12,144,909	21,767,575
Non-earning assets	10,816,299	10,294,191	11,908,127	11,838,244	10,708,139

Total average assets	$162,207,337	$161,089,339	$155,717,433	$148,714,025	$136,981,780

Average earning assets increased by $595,890 from 2001 to 2002 while average non-earning assets increased by $522,109. Average earning assets increased primarily as a result of loan growth.

Average loans for 2002 were up by $8,867,751 or 8.15% from 2001. The majority of the growth, or approximately $5.2 million, was in mortgage loans due to the low interest rate environment, while approximately $3.7 million was related to commercial loans, which are tied to the Bank’s prime rate.

Bank borrowings, and deposit growth and investment maturities were used to fund the increase in the loan portfolios.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates:

	2002 vs. 2001			2001 vs. 2000			2000 vs. 1999

			Net Dollar			Net Dollar			Net Dollar
	Volume	Rate	Change (1)	Volume	Rate	Change (1)	Volume	Rate	Change (1)

Loans	$675,336	$(2,568,308)	$(1,892,972)	$936,923	$(2,248,752)	$(1,311,829)	$1,017,137	$1,066,279	$2,083,416
Investment securities available for sale	(385,942)	32,378	(353,564)	(618,498)	116,097	(502,401)	215,051	190,293	405,344
Investment securities held to maturity	—	—	—	(4,543)	(4,543)	(9,086)	(4,578)	(7,082)	(11,660)
Federal funds sold and and other investments	(65,345)	(223,358)	(288,703)	309,852	(167,311)	142,541	(411,443)	118,791	(292,652)

Interest Income	$224,049	$(2,759,288)	$(2,535,239)	$623,734	$(2,304,509)	$(1,680,775)	$816,167	$1,368,281	$2,184,448

Interest-bearing transaction accounts	$140,552	$(827,556)	$(687,004)	$70,464	$(352,372)	$(281,908)	$(27,110)	$190,080	$162,970
Savings	58,257	(156,439)	(98,182)	74,158	(52,268)	21,890	15,834	710	16,544
Certificates of deposit	(341,945)	(792,064)	(1,134,009)	154,446	(242,898)	(88,452)	(12,923)	279,930	267,007
Federal funds purchased	(4,195)	(3,027)	(7,222)	(32,553)	(346)	(32,899)	39,385	196	39,581
Securities sold under agreements to repurchase	(81,084)	(97,783)	(178,867)	(175,611)	(176,022)	(351,633)	203,832	79,637	283,469
Demand notes issued to U.S. Treasury	(86)	(21,107)	(21,193)	(4,814)	(25,331)	(30,145)	(2,604)	12,675	10,071

Interest expense	$(228,501)	$(1,897,976)	$(2,126,477)	$86,090	$(849,237)	$(763,147)	$216,414	$563,228	$779,642

Increase (Decrease) in net interest income			$(408,762)			$(917,628)			$1,404,806

(1)	Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

	2002			2001			2000

		Interest	Average		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate	Balance	Earned	Rate	Balance	Earned	Rate

Interest-Earning Assets
Loans	$117,654,356	$6,946,892	5.90%	$108,786,605	$8,839,864	8.13%	$98,994,148	$10,151,693	10.25%
Investment securities available for sale	23,316,609	1,458,768	6.26%	29,494,213	1,812,332	6.14%	39,645,741	2,314,733	5.84%
Investment securities held to maturity	—	—	—	—	—	—	157,408	9,086	5.77%
Federal funds sold	10,412,467	159,756	1.53%	12,506,915	448,317	3.58%	5,004,918	305,745	6.11%
Other investments	7,606	126	1.66%	7,415	288	3.88%	7,091	319	4.50%

Total earning assets	$151,391,038	$8,565,542	5.66%	$150,795,148	$11,100,801	7.36%	$143,809,306	$12,781,576	8.89%

Interest-Bearing Liabilities:
Interest bearing transaction accounts	$58,211,499	$520,651	.89%	$51,494,772	$1,207,655	2.35%	$49,075,235	$1,489,563	3.04%
Savings	10,547,694	140,913	1.34%	8,097,112	239,095	2.95%	5,800,159	217,205	3.74%
Certificates of deposit	29,585,376	663,943	2.24%	38,213,925	1,797,952	4.70%	35,180,040	1,886,404	5.36%
Federal funds purchased	6,781	133	1.96%	119,726	7,355	6.14%	649,587	40,254	6.20%
Securities sold under agreement to repurchase	2,412,766	24,965	1.03%	5,809,464	203,832	3.51%	9,582,919	555,465	5.80%
Demand notes issued to U.S. Treasury	1,004,327	14,199	1.41%	1,006,775	35,392	3.52%	1,092,723	65,537	6.00%

Total interest bearing liabilities	$101,768,443	$1,364,804	1.34%	$104,741,774	$3,491,281	3.33%	$101,380,663	$4,254,428	4.20%

Net interest spread			4.32%			4.03%			4.69%
Net interest margin			4.76%			5.05%			5.93%
Net interest income		$7,200,738			$7,609,520			$8,527,148

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis. Average loan balances include non-accrual loans.

LOAN PORTFOLIO COMPOSITION

The following is a schedule of the Bank’s loan portfolio as of December 31, 2002, as compared to December 31, 2001 and 2000:

	Book Value (in 000’s)
Type	2002	2001	2000

Commercial and industrial loans	$46,908	$52,646	$47,797
Real estate loans	75,053	59,024	48,839
Loans to individuals for household, family and other personal expenditures	5,863	6,778	7,331
All other loans (including overdrafts)	63	45	295

Total loans (excluding unearned income)	$127,887	$118,493	$104,262

As a Bank whose mission is to serve its community, there is a geographic concentration of loans in Charleston, Dorchester and Berkeley Counties.

The Bank had no foreign loans or loans to fund leveraged buyouts (LBO’s) during 2002, 2001 or 2000.

IMPAIRED AND RESTRUCTURED LOANS

The Bank had impaired loans totaling $198,309 as of December 31, 2002 compared to $169,807 as of December 31, 2001. The impaired loans include non-accrual loans with balances at December 31, 2002 and 2001 of $198,309 and $161,500, respectively. The Bank had no restructured loans at December 31, 2002 and one in the amount of $8,307 at December 31,2001. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.

NON-ACCRUAL AND PAST DUE LOANS

The Bank had $198,309 in non-accrual loans as of December 31, 2002, compared to $161,500 as of December 31, 2001. There were no loans over 90 days past due still accruing interest as of December 31, 2002 and 2001.

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

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based on management’s and the Loan Committee’s review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the Board of Directors on a quarterly basis. Management’s review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance.

The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available at that time of their examination.

All loan relationships are reviewed and classified in accordance with the Company’s loan policy. The Company’s classifications are based on regulatory definitions for other loans especially mentioned, substandard loans, doubtful loans and loss loans.

During 2001, the Company reviewed its allowance for loan loss model in accordance with recent SEC and regulatory guidance. As a result of its review, the Company made certain revisions to its model as discussed below. The Company annually reviews its overall Loan Policy.

The allowance for loan losses consists of an estimated reserve for classified loans and an estimated reserve for nonclassified loans. Classified loans are assigned a loss estimate in the allowance for loan loss model based on their risk grade. The loss estimate is based on regulatory guidelines which the Company believes is an appropriate measure of the estimated loss on its classified loans. During 2001, the loss estimates for classified loans were decreased to 5% from 10% for other loans especially mentioned and to 15% from 20% for substandard loans. The loss estimates for doubtful and loss loans remained constant at 50% and 100%, respectively. Nonclassified loans are assigned a loss ratio in the allowance for loan loss model based on the Company’s three year historical loss ratio. The Company believes the three year historical loss ratio is a reasonable estimate of the existing losses in the nonclassified loan portfolio. The Company has also provided unallocated reserves totaling $41,268 at December 31, 2002 related to other inherent losses in the portfolio. There was no unallocated component of the Company’s allowance for loan losses as of December 31, 2001.

The total provision for loan losses for 2002 was $195,000 compared to $335,000 for 2001. During 2002, loan losses of $65,149 and recoveries of $30,496 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,361,438 or 1.06% of total loans at December 31, 2002, compared to $1,201,091 or 1.01% of total loans at December 31, 2001.

Net charge-offs were $34,653 in 2002 or .03% of average loans as compared to $692,439 in 2001 or .64% of average loans. The decrease in charge-offs is mainly due to four large relationships totaling $518,733, which were charged off during 2001. Net charge-offs in 2001 were unusually high for the Company as compared to historical charge-off levels. Uncertainty in the economic outlook has increased, making charge-off levels in future periods less predictable. However, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The allowance for loan losses increased $160,347 or 13.35% to $1,361,438 for the year ended December 31, 2002 from $1,201,091 for the year ended December 31, 2001. Management believes the allowance for loan losses at December 31, 2002 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, the Company engages in a variety of financial transactions that , in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customer’s requests for funding.

The Company’s off-balance sheet arrangements, consist principally of commitments to extend credit described below. At December 31, 2002 and 2001, the Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including unused lines of credit, amounted to $29,255,659 and $26,991,434 at December 31, 2002 and 2001 respectively.

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. As such, there are no “stand-ready obligations” in any of the letters of credit issued by the Company and the contingent obligations are accounted for in accordance with SFAS 5, “Accounting for Contingencies”. Commitments under standby letters of credit amounted to $677,760 and $278,993 at December 31, 2002 and 2001, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. The commitments to originate fixed rate conforming loans totaled $457,634 at December 31, 2002. The fair value of these commitments was not significant at December 31, 2002. The Company has forward sales commitments, totaling $11.2 million at December 31, 2002, to sell loans held for sale of $11.2 million. The fair value of these commitments was not significant at December 31, 2002.

EFFECT OF INFLATION AND CHANGING PRICES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars without consideration of changes in the relative purchasing power over time due to inflation.

Unlike most other industries, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering and the retention of earnings less dividends paid and the exercising of stock options of $124,000 in 1995, 1996, 1997 and 1998 for a total shareholders’ equity at December 31, 2002, of $19,314,129. The rate of asset growth from the Bank’s inception has not negatively impacted this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at December 31, 2002, for the Bank was 13.47% and at December 31, 2001, was 13.84%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2002 and 2001, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2002.

ACCOUNTING AND REPORTING CHANGES

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The Company adopted SFAS 142 effective January 1, 2002. The adoption of this Standard had no impact on the Company’s financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 has not had a material effect on the financial position or results of operations of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt” (“SFAS 4”), and an amendment of SFAS 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 requires that gains and losses from extinguishment of debt should be classified as an extraordinary item only if they meet the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion 30”). Applying the provisions of APB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company adopted SFAS 145 effective October 1, 2002. The adoption of this Standard will have no impact on the Company’s financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (Statement 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adoption on the Corporation is not expected to have a significant impact.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” (“SFAS 147”). SFAS 147 removes acquisitions of financial institutions from the scope of both FASB Statements No. 72 (“SFAS 72”) and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” except for transactions between two or more mutual enterprises. Thus, the requirement in SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 72. In addition, SFAS 147 amends FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The Company adopted SFAS 145 effective October 1, 2002. The adoption of this Standard had no impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of the statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002 and effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. The Board of Directors of the Bank approved the cash contribution of $150,000 to The Bank of South Carolina Employee Stock Ownership Plan for the fiscal year ended December 31, 2002. The contribution was made during 2002. An amendment and restatement of the Employee Stock Ownership Plan effective January 1, 2001, was approved by the Board of Directors on February 17, 2002. The Bank is the Plan Administrator. T. Dean Harton, Sheryl G. Sharry and Nathaniel I. Ball, III, currently serve as the Plan Administrative Committee and as Trustees for the Plan. The Plan currently owns 193,794 shares of common stock of Bank of South Carolina Corporation.

Item 7. Financial Statements

Report of Independent Auditors

The Board of Directors
Bank of South Carolina Corporation and subsidiary
Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and subsidiary (the “Corporation”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Greenville, South Carolina
January 16, 2003

BANK OF SOUTH CAROLINA CORPORATION CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2002	2001

ASSETS
Cash and due from banks	$8,897,068	$7,639,506
Interest bearing deposits in other banks	7,653	7,527
Federal funds sold	8,324,145	4,478,358
Investment securities available for sale (amortized cost of $20,374,637 and $23,166,281 in 2002 and 2001, respectively)	21,536,340	24,580,858
Loans	127,887,401	118,492,932
Less: Allowance for loan losses	(1,361,438)	(1,201,091)

Net loans	126,525,963	117,291,841

Premises, equipment and leasehold improvements, net	3,330,524	3,442,349
Accrued interest receivable	741,326	809,210
Other assets	117,444	216,424

Total assets	$169,480,463	$158,466,073

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand	46,373,253	37,689,266
Interest bearing demand	30,210,361	26,819,881
Money market accounts	25,958,000	23,775,885
Certificates of deposit $100,000 and over	13,603,530	19,257,923
Other time deposits	13,036,472	15,338,773
Other savings deposits	15,266,595	10,257,011

Total deposits	144,448,211	133,138,739
Short-term borrowings	4,539,365	4,882,370
Accrued interest payable and other liabilities	1,178,758	1,143,469

Total liabilities	150,166,334	139,164,578
Shareholders’ equity:
Common stock - No par, 6,000,000 shares authorized; Issued 2,682,597 shares at December 31, 2002 and 2001 Shares outstanding 2,550,695 at December 31, 2002 and 2,563,797 at December 31, 2001	—	—
Additional paid in capital	16,456,624	16,456,624
Retained earnings	3,432,788	3,079,379
Treasury stock; 131,902 shares at December 31, 2002 and 118,800 shares at December 31, 2001	(1,307,157)	(1,126,104)
Accumulated other comprehensive income, net of income taxes	731,874	891,596

Total shareholders’ equity	19,314,129	19,301,495

Total liabilities and shareholders’ equity	$169,480,463	158,466,073

Commitments and contingencies (note 7)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2002	2001	2000

Interest and fee income
Interest and fees on loans	$6,946,892	$8,839,864	$10,151,693
Interest and dividends on investment securities	1,458,768	1,812,332	2,323,819
Other interest income	159,882	448,605	306,064

Total interest and fee income	8,565,542	11,100,801	12,781,576

Interest expense
Interest on deposits	1,325,507	3,244,702	3,593,172
Interest on short-term borrowings	39,297	246,579	661,256

Total interest expense	1,364,804	3,491,281	4,254,428

Net interest income	7,200,738	7,609,520	8,527,148
Provision for loan losses	195,000	335,000	315,000

Net interest income after provision for loan losses	7,005,738	7,274,520	8,212,148

Other income
Service charges, fees and commissions	1,058,608	852,908	821,537
Mortgage banking income	1,255,070	1,125,490	564,667
Other non-interest income	2,940	27,246	20,967
Gain on sale of securities	35,005	—	—

Total other income	2,351,623	2,005,644	1,407,171

Other expense
Salaries and employee benefits	3,904,851	3,812,318	3,311,899
Net occupancy expense	1,265,665	1,255,903	1,153,123
Other operating expenses	1,381,958	1,489,382	1,523,922

Total other expense	6,552,474	6,557,603	5,988,944

Income before income tax expense	2,804,887	2,722,561	3,630,375
Income tax expense	946,568	919,610	1,259,000

Net income	$1,858,319	$1,802,951	$2,371,375

Basic income per common share	$0.73	$0.70	$0.92

Diluted income per common share	$0.73	$0.70	$0.92

Weighted average shares outstanding
Basic	2,552,054	2,578,532	2,580,786

Diluted	2,557,105	2,578,748	2,580,786

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					ACCUMULATED
		ADDITIONAL			OTHER
	COMMON	PAID IN	RETAINED	TREASURY	COMPREHENSIVE
	STOCK	CAPITAL	EARNINGS	STOCK	INCOME (LOSS)	TOTAL

December 31, 1999	$—	$16,456,624	$1,380,578	$(815,799)	$(156,099)	$16,865,304
Comprehensive income:
Net income	—	—	2,371,375	—	—	2,371,375
Net unrealized gains on securities (net of tax effect of $438,133)	—	—	—	—	746,751	746,751

Total comprehensive income	—	—	—	—	—	3,118,126

Cash dividends ($0.52 per common share)	—	—	(1,341,910)	—	—	(1,341,910)
Purchase of treasury stock	—	—	—	(87,238)	—	(87,238)

December 31, 2000	$—	$16,456,624	$2,410,043	$(903,037)	$590,652	$18,554,282
Comprehensive income:
Net income	—	—	1,802,951	—	—	1,802,951
Net unrealized gains on securities (net of tax effect of $176,525)	—	—	—	—	300,944	300,944

Total comprehensive income	—	—	—	—	—	2,103,895

Cash dividends ($0.44 per common share)	—	—	(1,133,615)	—	—	(1,133,615)
Purchase of treasury stock	—	—	—	(223,067)	—	(223,067)

December 31, 2001	$—	$16,456,624	$3,079,379	$(1,126,104)	$891,596	$19,301,495
Comprehensive income:
Net income	—	—	1,858,319	—	—	1,858,319
Net unrealized losses on securities (net of tax effect of $106,047)	—	—	—	—	(181,832)	—
Less: reclassification adjustment for gains included in net income (net of tax effect of $12,895)	—	—	—	—	22,110	—

Total other comprehensive loss (net of tax effect of $93,152)					(159,722)	(159,722)

Total comprehensive income	—	—	—	—	—	1,698,597

Cash dividends ($0.59 per common share)	—	—	(1,504,910)	—	—	(1,504,910)
Purchase of treasury stock	—	—	—	(181,053)	—	(181,053)

December 31, 2002	$—	$16,456,624	$3,432,788	$(1,307,157)	$731,874	$19,314,129

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2002	2001	2000

Cash flows form operating activities:
Net income	$1,858,319	$1,802,951	$2,371,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	404,295	412,638	362,575
Gain on sale of securities	(35,005)	—	—
Provision for loan losses	195,000	335,000	315,000
Loss on disposal of fixed assets	24,787	—	—
Deferred income taxes	(53,100)	187,000	(54,000)
Net (accretion) amortization of unearned discounts on investment securities	(139,130)	(140,029)	(53,489)
Decrease (increase) in accrued interest receivable and other assets	313,116	533,810	(225,658)
Increase (decrease) in accrued interest payable and other liabilities	(345,874)	(344,843)	265,952

Net cash provided by operating activities	2,222,408	2,786,527	2,981,755

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	4,444,998	13,645,000	20,312,762
Proceeds from sale of investment securities available for sale	517,657	—	—
Purchase of investment securities available for sale	(1,996,876)	—	(20,809,532)
Proceeds from maturities of investment securities held to maturity	—	—	600,000
Net increase in loans	(9,429,122)	(14,923,357)	(13,591,799)
Purchase of premises, equipment and leasehold improvements, net	(317,257)	(210,423)	(188,733)

Net cash used by investing activities	(6,780,600)	(1,488,780)	(13,677,302)

Cash flows from financing activities:
Net increase in deposit accounts	11,309,472	2,044,334	5,813,955
Net increase (decrease) in short–term borrowings	(343,005)	(3,860,751)	(2,696,212)
Dividends paid	(1,123,747)	(1,393,522)	(1,291,483)
Purchase of treasury stock	(181,053)	(223,067)	(87,238)

Net cash provided by (used in) financing activities	9,661,667	(3,433,006)	1,739,022

Net increase (decrease) in cash and cash equivalents	5,103,475	(2,135,259)	(8,956,525)
Cash and cash equivalents at beginning of year	12,125,391	14,260,650	23,217,175

Cash and cash equivalents at end of year	$17,228,866	$12,125,391	$14,260,650

Supplemental disclosure of cash flow data:
Cash paid during the year for:
Interest	$1,562,978	$3,677,251	$4,052,108

Income taxes	$907,825	$849,947	$1,303,848

Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain (loss) on securities available for sale, net of income taxes	$(159,722)	$300,944	$746,751

Real estate acquired through foreclosure	$—	$—	$71,894

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Bank of South Carolina Corporation (the “Company”) and its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). In consolidation, all significant intercompany balances and transactions have been eliminated. Bank of South Carolina Corporation is a one-bank holding company organized under the laws of the State of South Carolina. The Bank provides a broad range of consumer and commercial banking services, concentrating on individuals and small and medium-sized businesses desiring a high level of personalized services.

The reorganization of the Bank into a one-bank holding company became effective on April 17, 1995. Each issued and outstanding share of the Bank’s stock were converted into two shares of the Company’s stock.

Investment Securities: The Company accounts for its investment securities in accordance with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments are classified into three categories as follows: (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

Loans Receivable Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. At December 31, 2002 and 2001, the Company had approximately $11.7 million and $8.6 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS No. 140), and are included in mortgage banking income in the consolidated statements of operations.

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

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of collection, and management deems it appropriate. If non-accrual loans decrease their past due status to 60 days or less, they are reviewed individually by management to determine if they should be returned to accrual status.

The Company accounts for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. This statement requires that all creditors value loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan’s fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan’s effective interest rate.

SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.

When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

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

Management believes that the allowance is adequate to absorb inherent losses in the loan portfolio. The allowance for loan losses is based on management’s evaluation of the loan portfolio under current economic conditions. The evaluation includes a review of delinquencies and an estimate of the probability of loss based on the risk characteristics of the portfolio. The allowance is maintained at a level considered adequate by management to provide for known and inherent loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is subject to periodic evaluations by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

Concentration of Credit Risk: The Company’s primary market are the counties of Berkeley, Charleston and Dorchester, South Carolina. At December 31, 2002, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No areas of significant concentration of credit risk have been identified.

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

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Real Estate Owned: Other real estate owned is recorded at the lower of fair value less estimated selling costs or cost and is included in other assets on the consolidated balance sheets. There was no other real estate owned at December 31, 2002 or 2001. Gains and losses on the sale of other real estate owned and subsequent write-downs from periodic reevaluation are charged to other operating expenses.

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

Stock-Based Compensation: The Company has two stock based employee compensation plans as of December 31, 2002 which are described more fully in Note Ten. The Company accounts for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation costs are reflected in net income, as all options granted under those plans have an exercise price equal to or greater than the market price of the underlying common stock on the date of grant.

	Year Ended December 31,

(dollars, except per share, in thousands)	2002	2001	2000

Net income, as reported	$1,858	$1,803	$2,371
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28)	(18)	(86)

Proforma net income	$1,830	$1,785	$2,285

Earnings per share:
Basic — as reported	$0.73	$0.70	$0.92

Basic — proforma	$0.72	$0.69	$0.89

Diluted — as reported	$0.73	$0.70	$0.92

Diluted — proforma	$0.72	$0.69	$0.89

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

Comprehensive Income: The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and net unrelated gains or losses on securities and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information: The Company reports operating segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. The Company has one reporting segment, The Bank of South Carolina.

Derivative Instruments: In June of 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivative instruments be recorded in the statement of financial position at fair value. The accounting for the gain or loss due to change in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

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

Cash Flows: Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average reserve requirement was approximately $728,000 and $740,000 for the reserve periods ended December 31, 2002 and 2001, respectively.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2002 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

2.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows:

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2002

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

U.S. Treasury Obligations	$11,977,259	$529,641	$—	$12,506,900
Federal Agency Securities	5,932,378	509,502	—	6,441,880
Municipal Securities	2,465,000	122,560	—	2,587,560

Total	$20,374,637	$1,161,703	$—	$21,536,340

	DECEMBER 31, 2001

		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

U.S. Treasury Obligations	$11,904,184	$763,956	$—	$12,668,140
Federal Agency Securities	8,352,097	599,486	—	8,951,583
Municipal Securities	2,910,000	54,125	(2,990)	2,961,135

Total	$23,166,281	$1,417,567	$(2,990)	$24,580,858

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2002, by contractual maturity are as follows:

		ESTIMATED
	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$10,419,905	$10,666,863
Due in one year to five years	9,099,732	9,964,074
Due in five years to ten years	855,000	905,403

Total	$20,374,637	$21,536,340

During 2002, the Company sold an investment security which resulted in proceeds of $517,657 and a realized gain of $35,005. The Company had no sales of investment securities during 2001 or 2000.

The carrying value of investment securities pledged to secure deposits and other balances was $20,016,577 and $21,133,206 at December 31, 2002 and 2001, respectively.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

Major classifications of loans are as follows:

	DECEMBER 31,
	2002	2001

Commercial loans	$45,042,708	$48,008,463
Commercial real estate	50,908,581	43,933,961
Residential mortgage	9,185,457	7,410,452
Mortgage loans held for sale	11,680,726	8,558,382
Consumer loans	5,414,785	6,062,526
Personal bank lines	5,423,868	4,312,916
Other	231,276	206,232

	127,887,401	118,492,932
Allowance for loan losses	(1,361,438)	(1,201,091)

Loans, net	$126,525,963	$117,291,841

Changes in the allowance for loan losses are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2002	2001	2000

Balance at beginning of year	$1,201,091	$1,558,530	$1,250,138
Provision for loan losses	195,000	335,000	315,000
Charge offs	(65,149)	(726,940)	(71,500)
Recoveries	30,496	34,501	64,892

Balance at end of year	$1,361,438	$1,201,091	$1,558,530

The Company grants short to intermediate term commercial and consumer loans to customers throughout its primary market area of Charleston, Berkeley and Dorchester Counties, South Carolina. The Company’s primary market area is heavily dependent on tourism and medical services. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the stability of the economic environment in their primary market including the tourism and medical industries. Except for the fact that the majority of the loan portfolio is located in the bank’s immediate market area, there were no concentrations of loans in any type of industry, in any type of property or to any one borrower.

As of December 31, 2002 and 2001, the Company had loans on non-accrual totaling $198,309 and $161,500, respectively. The additional amount of gross income that would have been recorded during 2002, 2001 and 2000 if these loans had performed as agreed would have been $21,957, $5,487 and $21,153, respectively. The Company did not recognize any interest income on these loans in 2002, 2001 or 2000 while these loans were on non-accrual.

At December 31, 2002 and 2001 impaired loans amounted to $198,309 and $169,807, respectively, and their related reserve for loan losses totaled $99,154 and $28,379 at December 31, 2002 and 2001, respectively. The Bank had no restructured loans at December 31, 2002 and one in the amount of $8,307 at December

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31, 2001. For the years ended December 31, 2002 and 2001, the average recorded investment in impaired loans was $199,235 and $170,963, respectively, and $1,839 in 2002, $11,476 in 2001 and $29,293 in 2000 of interest income was recognized on loans prior to being considered impaired. All of this income was recognized using the accrual method of accounting.

4.	PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements are summarized as follows:

	DECEMBER 31,
	2002	2001

Bank buildings	$1,797,577	$1,797,577
Land	838,075	838,075
Leasehold purchase	30,000	30,000
Lease improvements	290,483	290,483
Equipment	2,561,351	2,407,215

	5,517,486	5,363,350
Accumulated depreciation	(2,186,962)	(1,921,001)

Total	$3,330,524	$3,442,349

5.	SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

	DECEMBER 31,
	2002	2001

Securities sold under agreements to repurchase	$1,739,365	$4,319,105
U.S. Treasury, tax and loan deposit notes	2,800,000	563,265

Total	$4,539,365	$4,882,370

Securities sold under agreements to repurchase with customers mature on demand. These borrowings were collateralized by U.S. Treasury Notes with amortized cost of $2,299,427 and $5,193,930 and fair values of $2,417,263 and $5,466,413 at December 31, 2002 and 2001, respectively. The agreements to repurchase had weighted average interest rates of 1.00%, 1.64% and 6.19% at December 31, 2002, 2001 and 2000, respectively. The maximum amount outstanding at any month end was $4,130,208, $7,791,148 and $11,178,017 for the years ended December 31, 2002, 2001 and 2000, respectively. The average amount of outstanding agreements to repurchase was $2,412,766, $5,809,464 and $9,582,919 during the years ended December 31, 2002, 2001 and 2000, respectively. The securities underlying the repurchase agreements were held in safekeeping by an authorized broker. At the maturity dates of these transactions, the securities are returned to the account of the Bank.

At December 31, 2002 and 2001, the Bank had unused short-term lines of credit totaling approximately $21,500,000 and $18,500,000 respectively (which are withdrawable at the lender’s option).

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	INCOME TAXES

Total income taxes for the years ended December 31, 2002, 2001 and 2000 are as follows

	YEARS ENDED DECEMBER 31,
	2002	2001	2000

Income from continuing operations	$946,568	$919,610	1,259,000
Stockholders’ equity, for unrealized gains (losses) on securities available for sale	(93,152)	176,525	438,133

Total	$853,416	$1,096,135	$1,697,133

Income tax expense attributable to income from continuing operations consists of:

YEAR ENDED DECEMBER 31,
2002	Current	Deferred	Total

U.S. Federal	$910,468	$(46,200)	$864,268
State and local	89,200	(6,900)	82,300

	$999,668	$(53,100)	$946,568

YEAR ENDED DECEMBER 31,
2001
U.S. Federal	$643,610	$187,000	$830,610
State and local	89,000	—	89,000

	$732,610	$187,000	$919,610

YEAR ENDED DECEMBER 31,
2000
U.S. Federal	$1,211,000	$(54,000)	$1,157,000
State and local	102,000	—	102,000

	$1,313,000	$(54,000)	$1,259,000

Income tax expense attributable to income from continuing operations was $946,568, $919,610 and $1,259,000 for the years ended December 31, 2002, 2001 and 2000 respectively, and differed from amounts

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

		December 31,
	2002	2001	2000

Computed “expected” tax expense	$953,662	$925,671	$1,234,328
Increase (reduction) in income taxes Resulting from:
Tax exempt interest income	(42,089)	(45,901)	(27,770)
State income tax, net of federal benefit	54,318	58,740	67,320
Other, net	(19,323)	(18,900)	(14,878)

	$946,568	$919,610	$1,259,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001

Deferred tax assets:
Bad Debt Reserves	$434,800	$383,000

Total gross deferred tax assets	434,800	383,000
Less valuation allowance	—	—

Net deferred tax assets	434,800	383,000

Deferred tax liabilities:
Unrealized gain on securities available for sale	(429,829)	(522,981)
Fixed assets, principally due to differences in depreciation	(100,400)	(143,000)
Other	(122,301)	(81,000)

Total gross deferred tax liabilities	(652,530)	(746,981)

Net deferred tax liability	$(217,730)	$(363,981)

There was no valuation allowance for deferred tax assets at either of December 31, 2002 or 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

Tax returns for 1999 and subsequent years are subject to examination by taxing authorities.

7.	COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements to lease equipment and its office facilities under noncancellable operating lease agreements expiring on various dates through 2010. The Company may, at its option, extend the lease of its office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods, extend the lease of its office facility at 100 N. Main Street, Summerville, South Carolina, for two additional five year periods and extend the land lease where the Mt. Pleasant office is constructed for six additional five year periods. Minimum rental commitments for these leases as of December 31, 2002, are as follows:

2003	$424,748
2004	426,895
2005	438,053
2006	447,089
2007	131,259
2008 and thereafter	157,939

Total	$2,025,983

Total rental expense was $385,807, $382,510 and $392,422 in 2002, 2001 and 2000, respectively.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

properties. Commitments to extend credit, including unused lines of credit, amounted to $29,255,659 and $26,991,434 at December 31, 2002 and 2001, respectively.

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. As such, there are no “stand-ready obligations” in any of the letters of credit issued by the Company and the contingent obligations are accounted for in accordance with SFAS 5, “Accounting for Contingencies”. Commitments under standby letters of credit amounted to $677,760 and $278,993 at December 31, 2002 and 2001, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. The commitments to originate fixed rate conforming loans totaled $457,634 at December 31, 2002. The fair value of these commitments was not significant at December 31, 2002. The Company has forward sales commitments, totaling $11.2 million at December 31, 2002, to sell loans held for sale of $11.2 million. Such forward sales commitments are to sell loans at par value and are generally funded within 60 days. The fair value of these commitments was not significant at December 31, 2002.

8.	RELATED PARTY TRANSACTIONS

In the opinion of management, loans to officers and directors of the Company are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectibility. There were no outstanding loans to executive officers of the Company as of December 31, 2002 and 2001. Related party loans are summarized as follows:

	DECEMBER 31,
	2002	2001

Balance at beginning of year	$2,044,764	$1,734,134
New loans or advances	3,662,010	3,761,185
Repayments	(3,186,766)	(3,450,555)

Balance at end of year	$2,520,008	$2,044,764

9.	OTHER EXPENSE

A summary of the components of other operating expense is as follows:

	YEARS ENDED DECEMBER 31,
	2002	2001	2000

Advertising and business development	$11,996	$13,726	$52,195
Supplies	157,308	203,400	193,540
Telephone and postage	173,718	182,992	167,579
Insurance	56,597	43,288	29,924
Professional fees	229,598	238,254	278,518
Data processing services	276,355	228,996	209,533
State and FDIC insurance and fees	47,323	47,235	44,180
Courier service	111,700	103,502	81,080
Other	317,363	427,989	467,373

	$1,381,958	$1,489,382	$1,523,922

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCENTIVE STOCK OPTION PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

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

On May 14, 2001, the bank granted options to purchase common stock in the aggregate amount of 152,350 shares to 45 employees of the Bank pursuant to the 2001 Incentive Stock Option Plan. These grants included those to Hugh C. Lane, Jr., Nathaniel I. Ball, III and William L. Hiott, Jr., Executive officers and Directors. Except for those options granted to Hugh C. Lane, Jr. as described below, all of the options were granted at an exercise price of $13.50.

Hugh C. Lane, Jr., President and Chief Executive Officer was granted the option to purchase 17,500 shares of common stock of the Company pursuant to the 2001 Incentive Stock Option Plan at a price of $14.85. Nathaniel I. Ball, III, Executive Vice President and Secretary, and William L. Hiott, Jr., Executive Vice President and Treasurer, were each granted the option to purchase 13,750 shares of Common Stock of the Company pursuant to the 2001 Incentive Stock Option Plan at a price of $13.50. The above options are all exercisable in 20% increments beginning on and for one year following May 14, 2006, with an additional 20% to be exercisable on and for one year following each successive anniversary. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant.

A summary of the activity under the stock-based option plans for the years ended December 31, 2002, 2001, and 2000 follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, January 1	151,800	$13.66	—	$—	147,950	$23.27
Granted	9,500	14.93	152,350	13.66	—	—
Cancelled	—	—	—	—	(147,950)	23.27
Expired	(2,500)	13.50	(550)	13.50	—	—
Exercised	—	—	—	—	—	—

Outstanding, December 31	158,800	$13.74	151,800	$13.71	—	$—

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income as of December 31, 2002, 2001, or 2000, as all options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,

(dollars, except per share, in thousands)	2002	2001	2000

Net income, as reported	$1,858	$1,803	$2,371
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28)	(18)	(86)

Proforma net income	$1,830	$1,785	$2,285

Earnings per share:
Basic — as reported	$0.73	$0.70	$0.92

Basic — proforma	$0.72	$0.69	$0.89

Diluted — as reported	$0.73	$0.70	$0.92

Diluted — proforma	$0.72	$0.69	$0.89

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted in 2002 was $2.97. The following assumptions were used for grants made in 2001: dividend yield of 4.31%, expected volatility of 25%, risk-free interest rate of 5.12%, and expected lives of 7.5 years. The weighted average fair value of options granted in 2001 was $2.84.

The Company established an Employee Stock Ownership Plan (ESOP) effective January 1, 1989. Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a plan year is eligible to participate in the ESOP. Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code section 415. The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses charged by the Company amounted to $150,000, $237,500 and $275,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

11.	INCOME PER COMMON SHARE

	FOR THE YEAR ENDED DECEMBER 31, 2002
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$1,858,319

Basic income available to common shareholders	$1,858,319	2,552,054	$.73

Effect of dilutive options		5,769

Diluted income available to common shareholders	$1,858,319	2,557,823	$.73

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	FOR THE YEAR ENDED DECEMBER 31, 2001
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$1,802,951

Basic income available to common shareholders	$1,802,951	2,578,532	$.70

Effect of dilutive options*		216

Diluted income available to common shareholders	$1,802,951	2,578,748	$.70

* All outstanding options are anti-dilutive

	FOR THE YEAR ENDED DECEMBER 31, 2000
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$2,371,375

Basic income available to common shareholders	$2,371,375	2,580,786	$.92

Effect of dilutive options		—

Diluted income available to common shareholders	$2,371,375	2,580,786	$.92

For the years ended December 31, 2002 and 2001, there were no options that were outstanding but excluded from the calculation of diluted earnings per share due to the exercise price being greater than the average market price of common shares. There were 63,339 such options outstanding for the year ended December 31, 2000.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	REGULATORY CAPITAL REQUIREMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2002 and 2001, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2002:
Total capital to risk-weighted assets:
Company	$19,944	13.72%	$11,630	8.00%	$	N/A	N/A
Bank	19,575	13.47%	11,630	8.00%		14,537	10.00%
Tier 1 capital to risk-weighted assets:
Company	$18,583	12.78%	$5,815	4.00%	$	N/A	N/A
Bank	18,214	12.53%	5,815	4.00%		8,722	6.00%
Tier 1 capital to average assets:
Company	$18,583	11.09%	$6,700	4.00%	$	N/A	N/A
Bank	18,214	10.87%	6,700	4.00%		8,374	5.00%

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2001:
Total capital to risk-weighted assets:
Company	$19,611	14.37%	$10,921	8.00%	$	N/A	N/A
Bank	18,880	13.84%	10,913	8.00%		13,642	10.00%
Tier 1 capital to risk-weighted assets:
Company	$18,410	13.49%	$5,460	4.00%	$	N/A	N/A
Bank	17,679	12.96%	5,456	4.00%		8,185	6.00%
Tier 1 capital to average assets:
Company	$18,410	11.54%	$6,379	4.00%	$	N/A	N/A
Bank	17,679	11.01%	6,423	4.00%		8,028	5.00%

13.	DISCLOSURES REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgements made regarding risk characteristics of various financial instruments, discount rates, prepayments, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may or may not be realized in an immediate sale of the instrument.

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
The current value of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed rate consumer and commercial loans with maturities greater than three months are valued using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 2002 and 2001, approximates market. The carrying value of mortgage loans held for sale approximates fair value.

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

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001, are as follows:

	2002

	Carrying	Estimated
	Amount	Fair Value

Cash and cash equivalents	$8,897,068	$8,897,068
Interest bearing deposits in other banks	7,653	7,653
Federal funds sold	8,324,145	8,324,145
Investments available for sale	21,536,340	21,536,340
Loans (net)	126,525,963	126,341,526
Deposits	144,448,211	144,506,524
Short-term borrowings	4,539,365	4,539,365

	2001

	Carrying	Estimated
	Amount	Fair Value

Cash and cash equivalents	$7,639,506	$7,639,506
Interest bearing deposits in other banks	7,527	7,527
Federal funds sold	4,478,358	4,478,358
Investments available for sale	24,580,858	24,580,858
Loans (net)	117,291,841	116,937,359
Deposits	133,138,739	132,905,238
Short-term borrowings	4,882,370	4,882,370

14.	BANK OF SOUTH CAROLINA CORPORATION - PARENT COMPANY

The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. At December 31, 2002, the Bank had available retained earnings of approximately $1,000,000 for payment of dividends.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2002 and 2001, and the related condensed statements of operations and cash flows for the years ended December 31, 2002, 2001 and 2000, are as follows:

STATEMENTS OF FINANCIAL CONDITION

	2002	2001

Assets
Cash	$1,027,805	$530,066
Investment in wholly-owned bank subsidiary	18,945,504	18,544,405
Investment securities available for sale	—	521,563
Other assets	4,000	2,344

Total assets	$19,977,309	$19,598,378

Liabilities and shareholders’ equity
Dividends payable	663,180	282,017
Other liabilities	—	14,866

Total liabilities	663,180	296,883
Shareholders’ equity	19,314,129	19,301,495

Total liabilities and shareholders’ equity	$19,977,309	$19,598,378

STATEMENTS OF OPERATIONS

	2002	2001	2000

Interest income	$14,928	$45,694	$43,079
Gain on sale of securities	35,005	—	—
Net operating expenses	(26,009)	(34,979)	(29,077)
Dividends received from bank	1,300,000	1,507,000	1,242,000
Equity in undistributed earnings of subsidiary	534,395	285,236	1,115,373

Net income	$1,858,319	$1,802,951	$2,371,375

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

	2002	2001	2000

Cash flows from operating activities:
Net income	$1,858,319	$1,802,951	$2,371,375
Gain on sale of securities	(35,005)	—	—
Net (accretion) amortization of (discounts) premiums on investment securities	(2,381)	(8,164)	(4,552)
Equity in undistributed earnings of subsidiary	(534,395)	(285,236)	(1,115,373)
(Increase) decrease in other assets	(1,656)	—	6,041

Net cash provided by operating activities	1,284,882	1,509,551	1,257,491

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	517,657	—	—
Proceeds from maturity of investment securities held to maturity	—	—	600,000
Purchase of investment securities available for sale	—	—	(467,344)

Net cash provided by (used in) investing activities	517,657	—	132,656

Cash flows from financing activities:
Dividends paid	(1,123,747)	(1,393,522)	(1,291,483)
Treasury stock purchased	(181,053)	(223,067)	(87,238)

Net cash used by financing activities	(1,304,800)	(1,616,589)	(1,378,721)
Net increase (decrease) in cash	497,739	(107,038)	11,426
Cash at beginning of year	530,066	637,104	625,678

Cash at end of year	$1,027,805	$530,066	$637,104

Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$(26,426)	$8,877	$17,552

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below represent the quarterly results of operations for the years ended December 31, 2002 and 2001, respectively:

	2002

	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$2,114,775	$2,117,192	$2,187,467	$2,146,108
Total interest expense	263,626	335,507	368,162	397,509

Net interest income	1,851,149	1,781,685	1,819,305	1,748,599
Provision for loan losses	—	70,000	75,000	50,000
Net interest income after provisions for loan losses	1,851,149	1,711,685	1,744,305	1,698,599
Other income	713,353	597,289	522,116	518,865
Other expense	1,751,213	1,638,120	1,588,990	1,574,151

Income before income tax expense	813,289	670,854	677,431	643,313
Income tax expense	276,700	225,668	228,900	215,300

Net income	$536,589	$445,186	$448,531	$428,013

Basic income per common share	$.21	$.17	$.18	$.17

Diluted income per common share	$.21	$.17	$.18	$.17

	2001

	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$2,365,763	$2,741,214	$2,903,679	$3,090,145
Total interest expense	567,304	838,303	1,009,092	1,076,582

Net interest income	1,798,459	1,902,911	1,894,587	2,013,563
Provision for loan losses	95,000	130,000	65,000	45,000
Net interest income after provisions for loan losses	1,703,459	1,772,911	1,829,587	1,968,563
Other income	591,896	436,544	525,145	452,059
Other expense	1,689,369	1,633,110	1,641,386	1,593,738

Income before income tax expense	605,986	576,345	713,346	826,884
Income tax expense	201,310	191,900	240,950	285,450

Net income	$404,676	$384,445	$472,396	$541,434

Basic income per common share	$.16	$.15	$.18	$.21

Diluted income per common share	$.16	$.15	$.18	$.21

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

Item 9. Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act

Election of Directors

Seventeen (17) Directors, constituting the entire Board of Directors, will be elected at the Annual Meeting, each to hold office for one year and until a successor shall have been duly elected or appointed and shall have qualified. In the absence of instructions to the contrary, shares of common stock represented by properly executed proxies will be voted for the seventeen (17) Nominees listed on pages 51 and 52, all of whom are recommended by management and have consented to be named and to serve if elected.

The Company does not presently know of anything that would preclude any Nominee from serving; however, should any Nominee for any reason become unable or unwilling to serve as a Director, the number of Directors to be elected will be reduced accordingly.

The name of each Nominee designated by the Board of Directors of the Company for election as Director of the Company and certain information provided by such Nominee to the Company is set forth in the table below. Eleven (11) of the current nominees served as initial directors of the Bank from October 22, 1986, when the Bank’s charter was issued until the first annual meeting of Shareholders on April 14, 1987, and were elected to serve a one-year term at such annual meeting. John M. Tupper and Thomas W. Myers were first elected as Directors of the Bank during 1993. Alan I. Nussbaum, MD and Edmund Rhett Jr., MD were first elected as Directors of the Bank during 1999. They were all re-elected to serve one-year terms at subsequent annual meetings. All of the above current Nominees served as Directors of the Company from April 9, 2002, the date of the last Annual Meeting of shareholders. Linda J. Bradley and Steve D. Swanson were elected as directors of the Company during 2002.

		Positions and
		Offices Held		Business Experience
		With	Family	1987-2003 and
Name	Age	Corporation	Relationship	Other Directorships

Nathaniel I. Ball, III	61	Executive Vice President, Secretary, Director	None	The Bank of South Carolina (banking) 1986-2003

Dr. Linda J. Bradley, CPA	52	Director	None	College of Charleston, Department of Accounting (education) 1993-2003

William T. Cooper	73	Director	None	President, Southeastern Galleries, Inc. (retail furniture and decorating)1983-2003

C. Ronald Coward	67	Director	None	President - Coward-Hund Construction Company, Inc. (construction) 1976-2003

Leonard C. Fulghum	73	Director	None	Chairman - Ferguson Fulghum, Inc. (painting contractors) 1972-2003

T. Dean Harton	57	Director	None	President-Piedmont Hawthorne Holdings, Inc. (aviation) 1999-2003; President-Hawthorne Corporation (aviation) 1986-1999

		Positions and
		Offices Held		Business Experience
		With	Family	1987-2002 and
Name	Age	Corporation	Relationship	Other Directorships

William L. Hiott, Jr.	58	Executive Vice President, Treasurer, Director	None	The Bank of South Carolina (banking) 1986-2003

Katherine M. Huger	61	Director	None	Assistant Professor of Economics - Charleston Southern University (education) 1972-2003

Charles G. Lane	48	Director	Brother of Hugh C. Lane, Jr.; brother-in- law of Fleetwood S. Hassell, Senior Vice-President	Member - Holcombe, Fair & Lane, LLC (real estate) 1996-2003; Associate-Holcombe & Fair Realtors 1987-1996

Hugh C. Lane, Jr.	55	President, Chief Exec- utive Officer, Director	Brother of Charles G. Lane	The Bank of South Carolina (banking) 1986-2003

Louise J. Maybank	63	Director	None	Active in community programs

Thomas W. Myers	68	Director	None	President - Myers & Associates (estate and business insurance planning) 1963-2003

Alan I. Nussbaum, MD	51	Director	None	Physician in private practice with Rheumatology Associates, PA

Edmund Rhett Jr., MD	55	Director	None	Physician in private obstetrical practice with Low Country Obstetrics and Gynecology, PA

Thomas C. Stevenson, III	51	Director	None	President – Fabtech, Inc. (metal fabrication) 1991-2003; Private Investor 1990-91; Chairman of the Board – Stevenson Hagerty, Inc. (diversified holding company) 1984-90

Steve D. Swanson	35	Director	None	President- Automated Trading Desk, Inc. (automated limit order stock trading) 1989-2003

John M. Tupper	61	Director	None	President – Tupperway Tire and Service, Inc. (retail tires and service) 1980-2003

Item 10. Executive Compensation

The following table sets forth all remuneration (including remuneration under any contract, authorization or arrangement, whether or not set forth in a formal document) paid during the year ended December 31, 2002, by the Bank to the three (3) Executive Officers of the Company and the Bank whose total remuneration from the Bank exceeded One Hundred Thousand and No/100 ($100,000.00) Dollars for their services in all capacities. Such Officers receive no compensation from the Company as Officers or as Directors or in any other capacity.

		Annual Compensation			Long Term Compensation Awards

Name and				Other Annual
Principal				Compen-		All Other
Position	Year	Salary	Bonus	sation(1)	Options/SARS(2)	Compensation(3)

Hugh C. Lane, Jr.	2002	$153,792.78	—	$6,069.84	0	$7,515.90
CEO & President	2001	161,518.10	—	5,872.24	17,500	15,479.09
	2000	153,601.37	—	5,550.00	0	21,451.37
Nathaniel I. Ball, III	2002	$147,128.36	—	$4,813.59	0	$7,190.20
Executive Vice President	2001	147,101.45	—	4,634.24	13,750	14,097.48
& Secretary	2000	137,101.73	—	4,425.69	0	19,147.05
William L. Hiott, Jr.	2002	$147,156.03	—	$6,037.92	0	$7,191.55
Executive Vice President	2001	147,101.45	—	5,827.16	13,750	14,097.48
& Treasurer	2000	136,101.73	—	5,527.92	0	19,147.05

(1)	Includes same life, disability and health insurance benefits as all other employees of the Bank who work at least thirty (30) hours a week.

(2)	Amounts shown represent the number of shares underlying incentive stock options granted each year.

(3)	Amounts contributed to the Bank’s ESOP.

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

An employee of the Bank is eligible to become a participant in the ESOP upon reaching twenty-one (21) years of age and upon completion of one thousand (1,000) hours of service in a plan year. No contributions by employees are permitted. The amount and time of contributions are at the sole discretion of the Board of Directors of the Bank. The contribution for all participants is based solely on each participant’s respective regular or base salary and wages paid by the Bank including commissions, bonuses and overtime, if any.

A participant becomes vested in the Plan upon completion of five (5) years of service. There is no vesting prior to the completion of five (5) years of service.

The Plan became effective as of January 1, 1989.

The Board of Directors of the Bank approved the contribution of One Hundred Fifty Thousand and No/100 ($150,000.00) Dollars to the ESOP for the fiscal year ended December 31, 2002. The contribution was made during 2002. T. Dean Harton, Sheryl G. Sharry and Nathaniel I. Ball, III, currently serve as Plan Administrators and as Trustee for the Plan. The Plan currently owns 193,794 Shares or 7.60% of the Company’s common stock.

During the fiscal year ended December 31, 2002, the Company had no plans or arrangements pursuant to which any Officer, Director or principal Shareholder received contingent remuneration or personal benefits other than the contingent remuneration and life, disability and health insurance benefits referred to in the footnotes to the preceding table.

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

As of July 10, 2000, all option holders, including the above Executive Officers, terminated their existing stock options. There was no obligation on the part of the Company or the Bank of South Carolina to issue additional or replacement options. No options were exercised in 1998, 1999 or 2000. On May 14, 2001, the Bank granted options to purchase common stock in the aggregate amount of One Hundred Fifty-Two Thousand, Three Hundred and Fifty (152,350) Shares to forty-five (45) employees of the Bank (including officers, such Directors as are also employees and other employees) pursuant to the Incentive Stock Option Plan. These grants included those to Hugh C. Lane, Jr., Nathaniel I. Ball, III and William L. Hiott, Jr., Executive Officers and Directors. Except for those options granted to Hugh C. Lane, Jr. as described below, all of the options were granted at an exercise price of Thirteen and 50/100 Dollars ($13.50). Options for Three Thousand One Hundred (3,100) shares with an exercise price of Thirteen and 50/100 Dollars ($13.50) have expired. No additional options were granted during 2001. No options were exercised during 2001 or 2002. Nine Thousand Five Hundred (9,500) additional shares were granted at an exercise price of Fourteen Dollars and 92.5/100 ($14.925) to four (4) employees of the Bank during 2002.

Hugh C. Lane, Jr., President and Chief Executive Officer, was granted the option to purchase Seventeen Thousand Five Hundred (17,500) Shares of common stock of the Company pursuant to the Incentive Stock Option Plan at a price of Fourteen dollars and 85/100 ($14.85). All of the options are exercisable on May 14, 2006 and expire if not exercised on that date. Nathaniel I. Ball, III, Executive Vice President and Secretary and William L. Hiott, Jr., Executive Vice President and Treasurer, were each granted the option to purchase Thirteen Thousand Seven Hundred Fifty (13,750) Shares of common stock of the Company pursuant to the Incentive Stock option Plan at a price of Thirteen dollars and 50/100 ($13.50). All of these options are exercisable in five (5) twenty (20%) percent increments beginning on and for the year following May 14, 2006 with an additional twenty (20%) to be exercisable on and for the year following each successive anniversary. The right to exercise each such twenty percent (20%) of each option is cumulative and will not expire until the tenth anniversary of the date of the grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

To the extent known to the Board of Directors of the Company, as of February 21, 2003, the only Shareholders of the Company having beneficial ownership of more than five (5%) percent of the shares of common stock of the Company are as set forth below:

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class

Hugh C. Lane, Jr.(1)	414,017	(2)	16.23%
30 Church Street
Charleston, SC 29401
Charles G. Lane (1)	143,794	(3)	5.64%
10 Gillon Street
Charleston, S.C. 29401

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class

The Bank of South Carolina	193,794	(4)	7.60%
Employee Stock Ownership
Plan and Trust (“ESOP”)
256 Meeting Street
Charleston, SC 29401
Bank of America Corporation (5)	133,840	(6)	5.25%
100 North Tryon Street
Charlotte, NC 28255
N.B. Holdings Corporation (5)	133,840	(7)	5.25%
100 North Tryon Street
Charlotte, NC 28255
Bank of America, N.A. (5)	133,840	(8)	5.25%
100 North Tryon Street
Charlotte, NC 28255

(1)	To the extent known to the Board of Directors, Hugh C. Lane and his wife and children, individually and collectively, have beneficial ownership of 646,280 shares or 25.34% of the outstanding shares. As more fully described in the following footnote, Hugh C. Lane, Jr. and Charles G. Lane are the only ones of the above who have a beneficial ownership interest in more than five (5%) percent of the Company’s common stock. Hugh C. Lane, Jr. disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote). Charles G. Lane disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote).

(2)	To the extent known to the Board of Directors, Hugh C. Lane, Jr. an Executive Officer and Director of the Bank and the Company, directly owns and has sole voting and investment power with respect to 169,609 shares; as trustee for 7 trust accounts holding an aggregate of 65,550 shares, he has sole voting and investment power with respect to such shares; as co-trustee for three trust accounts holding 13,340 shares, he has joint voting and investment power with respect to such shares; as trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment power with respect to 6,500 shares; he is indirectly beneficial owner of 8,168 shares owned by his wife and an aggregate of 120,162 shares held by his wife as custodian for three minor children and 30,688 shares owned by the Employee Stock Ownership Plan and Trust (“ESOP”) in which he has a vested interest. All of the shares beneficially owned by Hugh C. Lane, Jr. are currently owned. Hugh C. Lane, Jr. has had beneficial ownership of more than five (5%) percent of the Bank’s common stock since October 23, 1986, and more than ten (10%) percent since November 16, 1988.

(3)	To the extent known to the Board of Directors, Charles G. Lane, a Director of the Bank and the Company, directly owns and has sole voting and investment power with respect to 69,557 shares; as co-trustee for 3 trust accounts holding 16,053 shares, he has joint voting and investment powers with respect to such shares; as trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment power with respect to 6,500 shares; he is indirectly beneficial owner of 2,662 shares owned by his wife and an aggregate of 49,022 share held by his wife as custodian for three minor children. All of the shares beneficially owned by Charles G, Lane are currently owned. Charles G. Lane has had beneficial ownership of more than five (5%) percent of the Bank’s Common Stock since July 19, 1999.

(4)	Thee Trustees of the ESOP, T. Dean Harton, a Director of the Bank and the Company, Sheryl G. Sharry, an Officer of the Bank and Nathaniel I. Ball, III, an Executive Officer and Director of the Bank and the Company, disclaim beneficial ownership of 193,794 shares owned by the ESOP which have been allocated to members of the plan each of whom under the terms of the plan has the right to direct the Trustees as to the manner in which voting rights are to be exercised.

(5)	To the extent known to the Board of Directors, Bank of America Corporation is the parent holding company of N.B. Holdings Corporation. N.B. Holdings Corporation is the parent holding company of Bank of America, N.A. The shares referred to in notes (7) and (8) are a duplication of the shares referred to in note (6).

(6)	To the extent known to the Board of Directors, Bank of America Corporation has shared voting power for 63,660 shares and shared investment power for 133,840 shares.

(7)	To the extent known to the Board of Directors, N.B. Holdings Corporation has shared voting power for 63,660 shares and shared investment power for 133,840 shares (including 70,180 shares held as trustee under the will of Mills B. Lane for the benefit of Hugh C. Lane).

(8)	To the extent known to the Board of Directors, Bank of America, N.A., has sole voting power for 58,820 shares, shared voting power for 4,840 shares and shared investment power for 133,840 shares (including 70,180 shares held as trustee under the will of Mills B. Lane for the benefit of Hugh C. Lane).

Beneficial Ownership of Common Stock of the Company

The table below sets forth the number of shares of common stock (the only class of outstanding equity securities of the Company) known by the Company to be beneficially owned by each Nominee for election as Director and by the Officers and Directors of the Company as a group as of February 21, 2003. Except as otherwise indicated in the footnotes to the table, the persons named possess sole voting power and investment power with respect to the shares shown opposite their names. As of February 21, 2003, no Officer, Director or Nominee beneficially owned more than ten (10%) percent of the outstanding shares of the Company other than Hugh C. Lane, Jr. As of February 21, 2003, the Officers, Directors and Nominees beneficially owned 810,351 shares, representing approximately 31.77% of the outstanding shares.

As of February 21, 2003, the beneficial ownership of Common Stock of the Company by all current Directors and each Nominee for Director was as set forth in the following table:

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class

Nathaniel I. Ball, III	43,267	(1)	1.70%
1302 Cove Avenue
Sullivans Island, SC 29482
Dr. Linda J. Bradley, CPA	100		.004%
3401 Waterway Blvd.
Isle of Palms, SC 29451
William T. Cooper	5,324	(1)	.21%
21 Jamestown Road
Charleston, SC 29407
C. Ronald Coward	36,256	(1)	1.42%
537 Planters Loop
Mt. Pleasant, SC 29464

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class

Leonard C. Fulghum	37,975	(1)	1.49%
311 Middle Street
Mt. Pleasant, SC 29464
T. Dean Harton	8,704	(1)	.34%
4620 Lazy Creek Lane
Wadmalaw Island, SC 29487
William L. Hiott, Jr.	88,781	(1)	3.48%
1831 Capri Drive
Charleston, SC 29407
Katherine M. Huger	5,324	(1)	.21%
72 Murray Boulevard
Charleston, SC 29401
Charles G. Lane	143,794	(1)	5.64%
10 Gillon Street
Charleston, SC 29401
Hugh C. Lane, Jr.	414,017	(1)	16.23%
30 Church Street
Charleston, SC 29401
Louise J. Maybank	20,661	(1)	.81%
8 Meeting Street
Charleston, SC 29401
Thomas W. Myers	2,000		.08%
500 Central Avenue
Summerville, SC 29483
Alan I. Nussbaum, M.D.	300		.01%
37 Rebellion Road
Charleston, S. C. 29407
Edmund Rhett, Jr., M.D.	1000	(1)	.04%
45 South Battery
Charleston, S.C. 29401
Thomas C. Stevenson, III	484		.02%
173 Tradd Street
Charleston, SC 29401
Steve D. Swanson	1000		.04%
615 Pitt Street
Mt. Pleasant, SC 29464

Name and Address of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Class

John M. Tupper	1,364	.05%
113 Linwood Drive
Summerville, SC 29483

(1)	To the extent known to the Board of Directors, each of the following Directors and Nominees for election as Directors (each of whom directly owns and has sole voting and investment power of all shares beneficially owned by him or her except as set forth in this footnote) indirectly owns the following number of shares: Nathaniel I Ball, III- 90 shares owned by his wife; 20,327 shares owned by the ESOP, in which he has a vested interest; William T. Cooper-an aggregate of 4,840 shares held by a pension plan; C. Ronald Coward-an aggregate of 1,100 shares owned by a company of which he is president and director; Leonard C. Fulghum-an aggregate of 3,555 shares owned by his wife; T. Dean Harton-an aggregate of 2,134 shares owned by his wife and held by his wife as custodian for his step-son; William L. Hiott, Jr.-an aggregate of 9,855 shares directly owned by his wife and by his two children and 20,450 shares owned by the ESOP, in which he has a vested interest; Katherine M. Huger-484 shares owned by her husband; Charles G. Lane-an aggregate of 74,237 shares owned by his wife, held by her as custodian for each of three children, held by him as co-trustee with Hugh C. Lane, Jr., for a sister’s children, held by him as a co-trustee for the children of Hugh C. Lane, Jr. and held by him as a trustee of Mills Bee Lane Memorial Foundation; Hugh C. Lane, Jr.-an aggregate of 213,370 shares owned by his wife, held by his wife as custodian for each of three children, held by him as co-trustee with Charles G. Lane for a sister’s children and held by him as co-trustee for his and his brother’s and sisters’ children (as more fully described in the footnote to the preceding table), held by him as a trustee of Mills Bee Lane Memorial Foundation and 30,688 shares owned by the ESOP, in which he has a vested interest; Louise J. Maybank,-8,561 shares held by her as co-trustee for a charitable trust; Edmund Rhett, Jr., 400 shares owned by his wife. All such indirectly owned shares are included in the totals of the number of shares set forth in the above table and beneficially owned by the Directors and Nominees.

As a group, all Directors and Executive Officers (including Hugh C. Lane, Jr., President and Chief Executive Officer; Nathaniel I. Ball, III, Executive Vice President and Secretary; and William L. Hiott, Jr., Executive Vice President and Treasurer) are seventeen (17) in number and beneficially own an aggregate of 810,351 shares, representing 31.77% of the issued and outstanding Common Stock of the Company. All of these shares beneficially owned by the Directors, Nominees and Executive Officers are currently owned.

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

Nathaniel I. Ball, III and Hugh C. Lane, Jr. each failed to file one (1) Statement of Beneficial Interest on Form 4 in a timely manner and C. Ronald Coward failed to file one (1) Statement of Beneficial Interest on Form 4 in a timely manner. C. Ronald Coward filed one (1) erroneous Statement of Beneficial Interest on Form 4 and failed to file two (2) Statement of Beneficial Interest on Form 5 in a timely manner.

Item 13. Exhibits and Reports on Form 8-K

1.	The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-KSB and listed on pages as indicated.

2.	Exhibits

1.1	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
1.2	By-laws of the Registrant (Filed with 1995 10-KSB)
1.3	2001 Annual Report to Shareholders (Incorporated herein)
1.4	2001 Proxy Statement (Incorporated herein)
1.5	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
1.6	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
1.7	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
1.8	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
1.9	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
1.10	Plan of Reorganization (Filed with 1995 10-KSB)
99.1	Certificates filed pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

3.	Reports on Form 8-K: None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2003	BANK OF SOUTH CAROLINA CORPORATION

	By:	/s/ William L. Hiott, Jr. William L. Hiott, Jr. Executive Vice President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 20, 2003	Nathaniel I. Ball, III, Executive Vice President, Secretary and Director

March 20, 2003	/s/ Dr. Linda J. Bradley, CPA Dr. Linda J. Bradley, CPA, Director

March 20, 2003	/s/ William T. Cooper William T. Cooper, Director

March 20, 2003	/s/ C. Ronald Coward, Director

C. Ronald Coward, Director

March 20, 2003	/s/ Leonard C. Fulghum

Leonard C. Fulghum, Director

March 20, 2003	/s/ T. Dean Harton

T. Dean Harton, Director

March 20, 2003	/s/ William L. Hiott, Jr.

William L. Hiott, Jr., Executive Vice President, Treasurer & Director

March 20, 2003	/s/ Katherine M. Huger

Katherine M. Huger, Director

March 20, 2003	/s/ Charles G. Lane

Charles G. Lane, Director

March 20, 2003	/s/ Hugh C. Lane, Jr.

Hugh C. Lane, Jr., President, Chief Executive Officer & Director

March 20, 2003	/s/ Louise J. Maybank

Louise J. Maybank, Director

March 20, 2003	/s/ Thomas W. Myers

Thomas W. Myers, Director

March 20, 2003	/s/ Alan I. Nussbaum, MD

Alan I. Nussbaum, M.D.

March 20, 2003	/s/ Edmund Rhett, Jr., MD

Edmund Rhett, Jr. ,M.D.

March 20, 2003	/s/ Thomas C. Stevenson

Thomas C. Stevenson, III, Director

March 20, 2003	/s/ Steve D. Swanson

Steve D. Swanson, Director

March 20, 2003	/s/ John M. Tupper

John M. Tupper, Director

Item 14. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Bank of South Carolina’s Chief Executive Officer and Chief Financial Officer have evaluated The Bank of South Carolina’s disclosure controls and procedures as of February 18, 2003, and they concluded that these controls and procedures are effective.

(b)	Changes in Internal Controls

There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to February 18, 2003.

Certification

I, William L. Hiott, Jr., certify that:

1.	I have reviewed this annual report on Form 10-KSB of Bank of South Carolina Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3-21-03

/s/ William L. Hiott, Jr. Signature

EVP Title

Certification

I, Hugh C. Lane, Jr., certify that:

1.	I have reviewed this annual report on Form 10-KSB of Bank of South Carolina Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3-21-03

/s/ Hugh C. Lane, Jr. Signature

President Title