Form 10QSB
period 2003-03-31
BANK OF SOUTH CAROLINA CORP
filed 2003-05-09
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

      [X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2003

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

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No  [  ]

As of May 5, 2003, there were 2,550,695 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [X]

Table of Contents
BANK OF SOUTH CAROLINA CORPORATION

Report on Form 10-QSB
for quarter ended
March 31, 2003

PART I – ITEM 1 – FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2003	December 31, 2002

Assets:
Cash and due from banks	$8,086,496	$8,897,068
Interest bearing deposits in other banks	7,672	7,653
Federal funds sold	11,030,000	8,324,145
Investment securities available for sale	19,354,943	21,536,340
Loans	132,466,550	127,887,401
Allowance for loan losses	(1,358,627)	(1,361,438)

Net loans	131,107,923	126,525,963

Premises and equipment, net	3,234,745	3,330,524
Accrued interest receivable	698,573	741,326
Other assets	138,595	117,444

Total assets	$173,658,947	$169,480,463

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$46,740,841	$46,373,253
Interest bearing demand	33,554,553	30,210,361
Money market accounts	27,354,603	25,958,000
Certificates of deposit $100,000 and over	14,933,583	13,603,530
Other time deposits	12,563,686	13,036,472
Other savings deposits	17,677,839	15,266,595

Total deposits	152,825,105	144,448,211
Short-term borrowings	487,562	4,539,365
Accrued interest payable and other liabilities	1,010,943	1,178,758

Total liabilities	154,323,610	150,166,334
Common Stock — No par value; 6,000,000 shares authorized; issued 2,682,597 shares at March 31, 2003 and December 31, 2002; outstanding 2,550,695 shares at March 31, 2003 and December 31, 2002	—	—
Additional paid in capital	16,456,624	16,456,624
Retained earnings	3,585,595	3,432,788
Treasury stock – 131,902 shares at March 31, 2003 and December 31, 2002	(1,307,157)	(1,307,157)
Accumulated other comprehensive income, net of income taxes	600,275	731,874

Total shareholders’ equity	19,335,337	19,314,129

Total liabilities and shareholders’ equity	$173,658,947	$169,480,463

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,

	2003	2002

Interest and fee income
Interest and fees on loans	$1,688,306	$1,742,681
Interest and dividends on investment securities	328,690	382,736
Other interest income	19,353	20,555

Total interest and fee income	2,036,349	2,145,972

Interest expense
Interest on deposits	210,118	382,727
Interest on short-term borrowings	1,931	14,783

Total interest expense	212,049	397,510

Net interest income	1,824,300	1,748,462
Provision for loan losses	45,000	50,000

Net interest income after provision for loan losses	1,779,300	1,698,462

Other income
Service charges, fees and commissions	273,483	236,967
Mortgage banking income	342,975	287,716
Other non-interest income	7,013	6,114
Gain on sale of securities	—	16,657

Total other income	623,471	547,454

Other expense
Salaries and employee benefits	1,048,715	936,566
Net occupancy expense	327,718	318,881
Other operating expenses	361,854	347,296

Total other expense	1,738,287	1,602,743

Income before income tax expense	664,484	643,173
Income tax expense	231,102	215,300

Net income	$433,382	$427,873

Basic earnings per share	$.17	$.17

Diluted earnings per share	$.17	$.17

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THREE MONTHS MARCH 31, 2003 AND 2002

					Accumulated
		Additional			Other
	Common	Paid In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total

December 31, 2001	$—	$16,456,624	$3,079,379	$(1,126,104)	$891,596	$19,301,495
Comprehensive income:
Net income	—	—	427,873	—	—	427,873
Net unrealized loss on securities (net of tax benefit of $120,767)	—	—	—	—	(205,827)	(205,827)

Comprehensive income	—	—	—	—	—	222,046

Purchase of treasury stock	—	—	—	(181,053)	—	(181,053)
Cash Dividends ($0.11 per common Share)	—	—	(280,576)	—	—	(280,576)

March 31, 2002	$—	$16,456,624	$3,226,676	$(1,307,157)	$685,769	$19,061,912

December 31, 2002	$—	$16,456,624	$3,432,788	$(1,307,157)	$731,874	$19,314,129
Comprehensive income
Net income	—	—	433,382	—	—	433,382
Net unrealized loss on securities, (net of tax benefit of $77,288)	—	—	—	—	(131,599)	(131,599)

Total comprehensive income	—	—	—	—	—	301,783

Cash dividends ($0.11 per common Share)	—	—	(280,575)	—	—	(280,575)

March 31, 2003	$—	$16,456,624	$3,585,595	$(1,307,157)	$600,275	$19,335,337

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net income	$433,382	$427,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	104,691	99,845
Gain on sale of securities	—	(16,657)
Net accretion of unearned discounts on investments	(33,240)	(27,615)
Provision for loan losses	45,000	50,000
Decrease in accrued interest receivable and other assets	98,890	185,641
(Decrease) increase in accrued interest payable and other liabilities	214,790	(303,930)

Net cash provided by operating activities	863,513	843,030

Cash flows from investing activities:
Purchase of investment securities available for sale	(1,994,250)	—
Maturities and sales of investment securities available for sale	4,000,000	250,329
Net (increase) decrease in loans	(4,626,960)	(150,151)
Purchase of premises and equipment	(8,912)	(78,166)

Net cash (used in) provided by investing activities	(2,630,122)	22,012

Cash flows from financing activities:
Net increase in deposit accounts	8,376,894	4,776,095
Net (decrease) increase in short-term borrowings	(4,051,803)	656,209
Purchase of treasury stock	—	(181,053)
Dividends paid	(663,180)	(282,017)

Net cash provided by financing activities	3,661,911	4,969,234

Net increase in cash and cash equivalents	1,895,302	5,406,403
Cash and cash equivalents, beginning of period	17,228,866	12,125,391

Cash and cash equivalents, end of period	$19,124,168	$17,531,794

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$187,694	$465,803

Income taxes	$18,335	$20,800

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$(382,605)	$(1,441)

Change in unrealized gain on available for sale securities	$(131,599)	$(205,827)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 1:    Basis of Presentation

Bank of South Carolina Corporation (the Company) was organized as a South Carolina corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 2:    Investment Securities

Investment securities classified as “Available for Sale” are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method.

NOTE 3:    Stock-Based Compensation: The Company has a stock based employee compensation plan as of March 31, 2003. The Company accounts for the plan using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation costs are reflected in net income, as all options granted under those plans have an exercise price equal to or greater than the market price of the underlying common stock on the date of grant.

	Quarter Ended March 31,

(dollars, except per share, in thousands)	2003	2002

Net income, as reported	$433,382	$427,873
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,536	—

Proforma net income	$425,846	$427,873

Earnings per share:
Basic — as reported	$0.17	$0.17

Basic — proforma	$0.17	$0.17

Diluted — as reported	$0.17	$0.17

Diluted — proforma	$0.17	$0.17

NOTE 4:    Shareholders’ Equity

A regular quarterly cash dividend of $.11 per share was declared on March 20, 2003, for shareholders of record at March 31, 2003, payable April 30, 2003. Income per common share for the quarter ended March 31, 2003 and for the quarter ended March 31, 2002 was calculated as follows:

	FOR THE QUARTER ENDED MARCH 31, 2003
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$433,382

Basic income available to common shareholders	$433,382	$2,550,695	$.17

Effect of dilutive options		—

Diluted income available to common shareholders	$433,382	2,550,695	$.17

	FOR THE QUARTER ENDED MARCH 31, 2002
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$427,873

Basic income available to common shareholders	$427,873	2,556,208	$.17

Effect of dilutive options		5,317

Diluted income available to common shareholders	$427,873	2,561,525	$.17

The company excluded options totaling 158,300 with an average exercise price of $13.73 from the calculation of dilutive earnings per share for the three months ended March 31, 2003 because the exercise price was greater than the average market price of the common shares.

NOTE 5:    Comprehensive Income

Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and unrealized gains and losses on certain investments in debt securities for the three months ended March 31, 2003 and 2002 and “accumulated other comprehensive income” as of March 31, 2003 and 2002 is comprised solely of unrealized gains and losses on certain investments in debt securities.

Total comprehensive income is $301,783 and $222,046, respectively, for the three months ended March 31, 2003 and 2002.

NOTE 6:    Adoption of New Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (Statement 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting and costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Corporation adopted this Statement on January 1, 2003 with no impact.

Effective January 1, 2003 the Corporation adopted the initial recognition and initial measurement provisions of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Corporation adopted the disclosure requirements effective as of December 31, 2002. FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognized, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclosure (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

In January 2003, the FASB issued FASB Interpretation No. 46, (“FIN”), “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditor of the primary beneficiary. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The impact to the Corporation upon adoption is currently not known.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
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

The Company’s significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2002. Of the significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy due to the significant degree of management judgment. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Provision for Loan Losses.”

Comparison of Three Months Ended March 31, 2003 to Three Months Ended March 31, 2002

The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income increased $5,509 or 1.29% to $433,382, or basic and diluted earnings per share of $.17, for the three months ended March 31, 2003, from $427,873, or basic and diluted earnings per share of $.17, for the three months ended March 31,2002.

Net Interest Income

Net interest income increased $75,838 or 4.34% to $1,824,300 for the three months ended March 31, 2003, from $1,748,462 for the three months ended March 31, 2002. Total interest and fee income decreased $109,623 or 5.11% for the three months ended March 31, 2003, to $2,036,349 from $2,145,972 for the three months ended March 31, 2002. Average interest earning assets increased from $145.1 million for the three months ended March 31, 2002, to $154.7 million for the three months ended March 31, 2003. The yield on interest earning assets decreased 66 basis points between periods to 5.34% for the three months ended March 31, 2003, compared to 6.00% for the same period in 2002. The decrease in yield on average interest earning assets is due to a decrease in the yield on average loans of 68 basis points as well as a decrease in the yield on average federal funds sold of 54 basis points. The yield on average loans was 5.44% for the three months ended March 31, 2003, compared to 6.12% for the three months ended March 31, 2002. This decrease in yield is due to the fact that the majority of the Bank’s loans reprice with the Bank’s prime rate. The Bank’s prime rate was 4.25% and 4.75% at March 31, 2003 and 2002, respectively. The yield on average other earning assets was 1.07% for the three months ended March 31, 2003, compared to 1.61% for the three months ended March 31, 2002. The yield on average investment securities decreased 11 basis points to 6.21% for the three months ended March 31, 2003, compared to 6.32% for the three months ended March 31, 2002, due to the reinvestment of maturing securities at lower yields.

Total interest expense decreased $185,461 or 46.66% to $212,049 for the three months ended March 31, 2003, from $397,510 for the three months ended March 31, 2002. The decrease in interest expense is primarily due to a decrease in the average cost of funds. Interest on deposits for the three months ended March 31, 2003, was $210,118 compared to $382,727 for the three months ended March 31, 2002, a decrease of $172,609 or 45.10%. Total interest bearing deposits averaged approximately $101.1 million for the three months ended March 31, 2003, as compared to $95.4 million for the three months ended March 31, 2002. Interest on short-term borrowings decreased $12,852 or 86.94% to $1,931 for the three months ended March 31, 2003, from $14,783 for the three months ended March 31, 2002. Short-term borrowings consist of demand notes to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $1.0 million for the three months ended March 31, 2003, compared to approximately $4.9 million for the three months ended March 31, 2002. The average cost of interest bearing liabilities was .84% and 1.61% for the three months ended March 31, 2003 and 2002, respectively, a decrease of 77 basis points. This decrease in cost of funds is a result of the decreasing interest rate environment.

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

The allowance for loan losses consists of an estimated reserve for classified loans and an estimated reserve for nonclassified loans. Classified loans are assigned a loss estimate in the allowance for loan loss model based on their risk grade. The loss estimate is based on regulatory guidelines which the Company believes is an appropriate measure of the estimated loss on its classified loans. The loss estimates for classified loans is 5% for other loans especially mentioned and 15% for substandard loans. The loss estimates for doubtful and loss loans is 50% and 100%, respectively. Nonclassified loans are assigned a loss ratio in the allowance for loan loss model based on the Company’s three year historical loss ratio adjusted quarterly. In addition, the reserve includes unclassified past due loans greater than 30 days at 2.5%. The Company believes the three year historical loss ratio is a reasonable estimate of the existing losses in the nonclassified loan portfolio.

The total provision for loan losses for the quarter ended March 31, 2003, was $45,000 compared to $50,000 for the quarter ended March 31, 2002. During the quarter ended March 31, 2003, charge-offs of $56,363 and recoveries of $8,552 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,358,627 or 1.03% of total loans at March 31, 2003, compared to $1,361,438 or 1.06% of total loans at December 31, 2002.

The Bank had impaired loans totaling $163,026 as of March 31, 2003, compared to $169,207 as of March 31, 2002. The impaired loans include non-accrual loans with balances at March 31, 2003 and 2002 of $163,026 and $161,500 respectively. The Bank had no restructured loans at March 31, 2003 and one restructured loan in the amount of $7,707 at March 31, 2002, respectively. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to 60 days or less, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest as of March 31, 2003 and 2002.

Net charge-offs were $47,811 for the quarter ended March 31, 2003, as compared to net recoveries of $5,392 for the quarter ended March 31, 2002. Uncertainty in the economic outlook has increased, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company has also provided unallocated reserves totaling $54,234 at March 31, 2003, related to other inherent risk in the portfolio. Management believes the allowance for loan losses at March 31, 2003, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

Other Income

Other income for the three months ended March 31, 2003, increased $76,017 or 13.89% to $623,471 from $547,454 for the three months ended March 31,2002. The increase is primarily due to an increase in service charge, fees and commissions as well as an increase in mortgage banking income. Service charges, fees and commissions increased $36,516 or 15.41% to $273,483 for the three months ended March 31, 2003, from $236,967 for the three months ended March 31, 2002, due to an increase in fees charged on accounts and an increase in average deposits. The mortgage banking income increased $55,259 or 19.21% to $342,975 for the three months ended March 31, 2003, from $287,716 for the three months ended March 31, 2002, due to an increase in the volume of mortgage loan originations.

Other Expense

Bank overhead increased $135,544 or 8.46% to $1,738,287 for the three months ended March 31, 2003, from $1,602,743 for the three months ended March 31, 2002. Other operating expenses increased $14,558 or 4.19% to $361,854 for the three months ended March 31, 2003, from $347,296 for the three months ended March 31, 2002. This increase is primarily due to an increase in professional and directors fees as well as an increase in FDIC and examination fees. Salaries and employee benefits increased $112,149 or 11.97% to $1,048,715 for the three months ended March 31, 2003, from $936,566 for the three months ended March 31, 2002. This increase is primarily due to an increase in salaries and employee benefits as a result of annual merit increases, the hiring of a loan officer and an increase in approximately $65,000 of commissions due to increased loan originations.

Income Tax Expense

During the quarter ended March 31, 2003, the Company’s effective tax rate was 34.78% compared to 33.47% during the quarter ended March 31, 2002.

Off Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customer’s requests for funding.

The Company’s off-balance sheet arrangements, consist principally of commitments to extend credit described below. At March 31, 2003 and 2002, the Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including unused lines of credit, amounted to $30,728,663 and $30,343,038 at March 31, 2003 and 2002 respectively.

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. As such, there are no “stand-ready obligations” in any of the letters of credit issued by the Company and the contingent obligations are accounted for in accordance with SFAS 5, “Accounting for Contingencies”. Commitments under standby letters of credit amounted to $823,335 and $268,993 at March 31, 2003 and 2002, respectively. At March 31, 2003 the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor nor a contingent liability as such amounts were not considered material.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The commitments to originate fixed rate conforming loans totaled $851,042 at March 31, 2003. The fair value of these commitments was not significant at March 31, 2003. The Company has forward sales commitments, totaling $5.6 million at March 31, 2002, to sell loans held for sale of $5.6 million. The fair value of these commitments was not significant at March 31, 2003.

Liquidity

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company’s primary liquid assets accounted for 22.16% and 25.45% of total assets at March 31, 2003 and 2002, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as Available for Sale. At March 31, 2003, the Bank had unused short-term lines of credit totaling approximately $21,500,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale. The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. Although such core deposits can be costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At March 31, 2003 and 2002, the Bank’s liquidity ratio was 13.75% and 20.17%, respectively. This decrease is primarily due to a decrease in marketable assets and an increase in net deposits and short-term liabilities.

Capital Resources

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering and the retention of earnings less dividends paid and the exercise of stock options for a total shareholders’ equity at March 31, 2003, of $19,335,337. The rate of asset growth from the Bank’s inception has not negatively impacted this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at March 31, 2003, for the Bank is 13.48% and at March 31, 2002, was 14.53%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of March 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At March 31, 2003 and 2002, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

Accounting and Reporting Changes

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (Statement 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Corporation adopted this Statement on January 1, 2003 with no impact.

Effective January 1, 2003 the Corporation adopted the initial recognition and initial measurement provisions of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Corporation adopted the disclosure requirements effective as of December 31, 2002. FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognized, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclosure (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

In January 2003, the FASB issued FASB Interpretation No. 46, (“FIN”), “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditor of the primary beneficiary. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The impact to the Corporation upon adoption is currently not known.

Effect of Inflation and Changing Prices

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars without consideration of changes in relative purchasing power over time due to inflation.

Unlike most other industries, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

ITEM 3
CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

Within 90 days prior to the date of this report (the Evaluation Date), Bank of South Carolina Corporation’s President and Chief Executive Officer, Executive Vice President and Secretary and Executive Vice President and Treasurer carried out an evaluation of the effectiveness of the Corporation’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-14(c) and 15(d)-14(c)). Based on that evaluation these officers have concluded that as of the Evaluation Date, the Corporation’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Corporation and the Corporation’s consolidated subsidiary would be made known to them by others within the entity.

Changes to internal controls and procedures for financial reporting

There were no significant changes in the Corporation’s internal controls, or to the Corporation’s knowledge, in other factors that could significantly affect the Corporation’s disclosure controls and procedures subsequent to the Evaluation Date.

CERTIFICATION

I, William L. Hiott, Jr. certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of the Bank of South Carolina Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Bank of South Carolina Corporation as of, and for the periods presented in this quarterly report.

4.	The Bank of South Carolina Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Bank of South Carolina Corporation and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Bank of South Carolina Corporation, including its consolidated subsidiary, is made known to us by others within the entity, particularly during the period in which this report is being prepared;

b)	Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision to provide reasonable assurances that the Bank of South Carolina Corporation financial statements are fairly presented in conformity with generally accepted accounting principles;

c)	Evaluated the effectiveness of the Bank of South Carolina Corporation’s disclosure controls and procedures and internal controls and procedures for financial reporting as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

d)	Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

5.	The Corporation’s other certifying officers and I have disclosed to the Bank of South Carolina Corporation’s auditors and the audit committee of the board of directors:

a)	All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the Bank of South Carolina Corporation’s ability to record, process, summarize and report financial information required to be disclosed by the Bank of South Carolina Corporation in the reports that it files or submits under the act (15 U.S.C. 78a et. seq.), within the time periods specified in the US Securities and Exchange Commission’s rules and forms; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Bank of South Carolina Corporation’s internal controls and procedures for financial reporting; and

6.	The Corporation’s other certifying officers and I have indicated in this report any significant changes in the Bank of South Carolina Corporation’s internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including actions taken to correct significant deficiencies and material weaknesses in the Bank of South Carolina Corporation’s internal controls and procedures for financial reporting.

May 5, 2003

William L, Hiott, Jr.

Executive Vice President and Treasurer

CERTIFICATION

I, Hugh C. Lane, Jr. certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of the Bank of South Carolina Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Bank of South Carolina Corporation as of, and for the periods presented in this quarterly report.

4.	The Bank of South Carolina Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Bank of South Carolina Corporation and we have:

d)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Bank of South Carolina Corporation, including its consolidated subsidiary, is made known to us by others within the entity, particularly during the period in which this report is being prepared;

e)	Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision to provide reasonable assurances that the Bank of South Carolina Corporation financial statements are fairly presented in conformity with generally accepted accounting principles;

f)	Evaluated the effectiveness of the Bank of South Carolina Corporation’s disclosure controls and procedures and internal controls and procedures for financial reporting as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

d)	Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

5.	The Corporation’s other certifying officers and I have disclosed to the Bank of South Carolina Corporation’s auditors and the audit committee of the board of directors:

a)	All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the Bank of South Carolina Corporation’s ability to record, process, summarize and report financial information required to be disclosed by the Bank of South Carolina Corporation in the reports that it files or submits under the act (15 U.S.C. 78a et. seq.), within the time periods specified in the US Securities and Exchange Commission’s rules and forms; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Bank of South Carolina Corporation’s internal controls and procedures for financial reporting; and

6.	The Corporation’s other certifying officers and I have indicated in this report any significant changes in the Bank of South Carolina Corporation’s internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including actions taken to correct significant deficiencies and material weaknesses in the Bank of South Carolina Corporation’s internal controls and procedures for financial reporting.

May 5, 2003

Hugh C. Lane, Jr.

President and Chief Executive Officer

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

BANK OF SOUTH CAROLINA CORPORATION

May 5, 2003	BY:

Hugh C. Lane, Jr.
President and Chief Executive Officer

BY:

William L. Hiott, Jr.
Executive Vice President & Treasurer