Form 10QSB
period 2003-06-30
BANK OF SOUTH CAROLINA CORP
filed 2003-08-13
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2003

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-27702

Bank of South Carolina Corporation
(Exact name of small business issuer as specified in its charter)

South Carolina	57-1021355
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filler (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐    No ☒

As of July 23, 2003 there were 2,805,610 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐    No ☒

Table of Contents
BANK OF SOUTH CAROLINA CORPORATION

Report on Form 10-QSB
for quarter ended
June 30, 2003

PART I — ITEM 1 — FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2003	December 31, 2002

Assets:
Cash and due from banks	$12,494,072	$8,897,068
Interest bearing deposits in other banks	7,686	7,653
Federal funds sold	9,833,865	8,324,145
Investment securities available for sale	20,833,246	21,536,340
Loans	137,209,378	127,887,401
Allowance for loan losses	(1,373,654)	(1,361,438)

Net loans	135,835,724	126,525,963

Premises and equipment, net	3,152,114	3,330,524
Accrued interest receivable	611,822	741,326
Other assets	236,591	117,444

Total assets	$183,005,120	$169,480,463

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$53,060,193	$46,373,253
Interest bearing demand	32,034,164	30,210,361
Money market accounts	32,671,327	25,958,000
Certificates of deposit $100,000 and over	16,177,539	13,603,530
Other time deposits	12,978,563	13,036,472
Other savings deposits	13,485,932	15,266,595

Total deposits	160,407,718	144,448,211

Short-term borrowings	2,223,238	4,539,365
Accrued interest payable and other liabilities	870,427	1,178,758

Total liabilities	163,501,383	150,166,334

Common Stock — No par value;
6,000,000 shares authorized; issued 2,950,702 shares at June 30, 2003 and December 31, 2002; outstanding 2,805,610 shares at June 30, 2003 and December 31, 2002	—	—
Additional paid in capital	20,315,087	16,456,624
Retained earnings	127,979	3,432,788
Treasury stock – 145,092 shares at June 30, 2003 and December 31, 2002	(1,497,093)	(1,307,157)
Accumulated other comprehensive income, net of income taxes	557,764	731,874

Total shareholders’ equity	19,503,737	19,314,129

Total liabilities and shareholders’ equity	$183,005,120	$169,480,463

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,

	2003	2002

Interest and fee income
Interest and fees on loans	$1,709,456	$1,772,616
Interest and dividends on investment securities	261,101	374,719
Other interest income	19,827	40,132

Total interest and fee income	1,990,384	2,187,467

Interest expense
Interest on deposits	212,551	360,904
Interest on short-term borrowings	2,089	7,258

Total interest expense	214,640	368,162

Net interest income	1,775,744	1,819,305
Provision for loan losses	25,000	75,000

Net interest income after provision for loan losses	1,750,744	1,744,305

Other income
Service charges, fees and commissions	289,137	259,629
Mortgage banking income	460,968	238,125
Other non-interest income	8,066	6,014
Gain on sale of securities	—	18,348

Total other income	758,171	522,116

Other expense
Salaries and employee benefits	1,080,501	934,032
Net occupancy expense	321,157	309,498
Other operating expenses	354,720	345,460

Total other expense	1,756,378	1,588,990

Income before income tax expense	752,537	677,431
Income tax expense	258,800	228,900

Net income	$493,737	$448,531

Basic earnings per share (1)	$.18	$.16

Diluted earnings per share (1)	$.18	$.16

(1)	On June 19, 2003 the Corporation declared a 10% stock dividend for the shareholders of record as of June 30, 2003. All share and per share data have been retroactively restated to reflect the stock dividends.

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended
	June 30,

	2003	2002

Interest and fee income
Interest and fees on loans	$3,397,763	$3,515,297
Interest and dividends on investment securities	589,790	757,456
Other interest income	39,180	60,825

Total interest and fee income	4,026,733	4,333,578

Interest expense
Interest on deposits	422,670	743,631
Interest on short-term borrowings	4,020	22,041

Total interest expense	426,690	765,672

Net interest income	3,600,043	3,567,906
Provision for loan losses	70,000	125,000

Net interest income after provision for loan losses	3,530,043	3,442,906

Other income
Service charges, fees and commissions	562,620	496,597
Mortgage banking income	803,942	525,840
Other non-interest income	15,080	12,128
Gain on sale of securities	—	35,005

Total other income	1,381,642	1,069,570

Other expense
Salaries and employee benefits	2,129,216	1,870,598
Net occupancy expense	648,875	628,378
Other operating expenses	716,573	692,756

Total other expense	3,494,664	3,191,732

Income before income tax expense	1,417,021	1,320,744
Income tax expense	489,902	444,200

Net income	$927,119	$876,544

Basic earnings per share (1)	$.33	$.31

Diluted earnings per share (1)	$.33	$.31

(1)	On June 19, 2003 the Corporation declared a 10% stock dividend for the shareholders of record as of June 30, 2003. All share and per share data have been retroactively restated to reflect the stock dividends.

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (UNAUDITED) FOR SIX MONTHS JUNE 30, 2003 AND 2002

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total

December 31, 2001	$—	$16,456,624	$3,079,379	$(1,126,104)	$891,596	$19,301,495

Comprehensive income:

Net income	—	—	876,544	—	—	876,544

Net unrealized loss on securities (net of tax benefit of $63,681)	—	—	—	—	(109,545)	(109,545)

Comprehensive income	—	—	—	—	—	766,999

Purchase of treasury stock	—	—	—	(181,053)	—	(181,053)

Cash Dividends ($0.22 per common Share)	—	—	(561,153)	—	—	(561,153)

June 30, 2002	$—	$16,456,624	$3,394,770	$(1,307,157)	$782,051	$19,326,288

December 31, 2002	$—	$16,456,624	$3,432,788	$(1,307,157)	$731,874	$19,314,129

Comprehensive income

Net income	—	—	927,119	—	—	927,119

Net unrealized loss on securities, (net of tax benefit of $102,253)	—	—	—	—	(174,110)	(174,110)

Total comprehensive income	—	—	—	—	—	753,009

Issuance of 10% stock dividend		3,858,463	(3,670,776)	(189,936)		(2,249)

Cash dividends ($0.22 per common Share)	—	—	(561,152)	—	—	(561,152)

June 30, 2003	$—	$20,315,087	$127,979	$(1,497,093)	$557,764	$19,503,737

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$927,119	$876,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	210,227	196,004
Gain on sale of securities	—	(35,005)
Net accretion of unearned discounts on investments	(63,849)	(53,098)
Provision for loan losses	70,000	125,000
Decrease in accrued interest receivable and other assets	112,610	235,732
Increase (decrease) in accrued interest payable and other liabilities	74,273	(451,197)

Net cash provided by operating activities	1,330,380	893,980

Cash flows from investing activities:
Purchase of investment securities available for sale	(7,979,420)	—
Maturities and sales of investment securities available for sale	8,470,000	947,349
Net (increase) decrease in loans	(9,379,761)	3,198,480
Purchase of premises and equipment	(31,817)	(79,483)

Net cash (used in) provided by investing activities	(8,920,998)	4,066,346

Cash flows from financing activities:
Net increase in deposit accounts	15,959,507	2,594,466
Net (decrease) in short-term borrowings	(2,316,127)	(928,134)
Purchase of treasury stock	—	(181,053)
Dividends paid	(943,756)	(562,593)
Fractional shares paid	(2,249)	—

Net cash provided by financing activities	12,697,375	922,686

Net increase in cash and cash equivalents	5,106,757	5,883,012
Cash and cash equivalents, beginning of period	17,228,866	12,125,391

Cash and cash equivalents, end of period	$22,335,623	$18,008,403

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$386,035	$868,669

Income taxes	$464,837	$385,825

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$(382,604)	$1,441

Change in unrealized gain on available for sale securities	$(174,110)	$(109,545)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 1: Basis of Presentation
Bank of South Carolina Corporation (the Company) was organized as a South Carolina corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results which may be expected for the entire year.

The preparation of the consolidated financial statements is in conformity with accounting principles generally accepted in the United States of America (GAAP) which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of income and expense during the reporting period. Actual results could differ from these estimates and assumptions.

NOTE 2: Investment Securities
Investment securities classified as “Available for Sale” are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity (net of estimated tax effects). Realized gains or losses on the sale of investments are based on the specific identification method.

NOTE 3: Stock-Based Compensation
The Company has a stock based employee compensation plan as of June 30, 2003. The Company accounts for the plan using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation costs are reflected in net income, as all options granted under those plans have an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” to stock based employee and non-employee compensation.

	Three Months Ended

	June 30,

(dollars, except per share, in thousands)	2003	2002

Net income, as reported	$493,737	$448,531
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,812	7,147

Proforma net income	$485,925	$441,384

Earnings per share:
Basic — as reported	$0.18	$0.16

Basic — proforma	$0.17	$0.16

Diluted — as reported	$0.18	$0.16

Diluted — proforma	$0.17	$0.16

	Six Months Ended

	June 30,

(dollars, except per share, in thousands)	2003	2002

Net income, as reported	$927,119	$876,544
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	15,348	14,215

Proforma net income	$911,771	$862,329

Earnings per share:
Basic — as reported	$0.33	$0.31

Basic — proforma	$0.32	$0.31

Diluted — as reported	$0.33	$0.31

Diluted — proforma	$0.32	$0.31

NOTE 4: Shareholders’ Equity
A regular quarterly cash dividend of $.11 per share was declared on June 19, 2003, for shareholders of record at June 30, 2003, payable July 31, 2003. In addition a 10% dividend was declared on June 19, 2003 for shareholders of record at June 30,2003, effective July 15, 2003. All share and per share data have been retroactively restated to reflect the stock dividend. The following is a reconciliation of the denominators of the basic and diluted computations for net income for the three and six months ended June 30, 2003 and 2002. There is no required reconciliation of the numerator.

	FOR THE THREE MONTHS ENDED JUNE 30, 2003

	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$493,737

Basic income available to common shareholders	$493,737	2,805,610	$.18

Effect of dilutive options		—

Diluted income available to common shareholders	$493,737	2,805,610	$.18

	FOR THE SIX MONTHS ENDED JUNE 30, 2003

	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$927,119

Basic income available to common shareholders	$927,119	2,805,610	$.33

Effect of dilutive options		—

Diluted income available to common shareholders	$927,119	2,805,610	$.33

	FOR THE THREE MONTHS ENDED JUNE 30, 2002

	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$448,531

Basic income available to common shareholders	$448,531	2,805,610	$.16

Effect of dilutive options		11,133

Diluted income available to common shareholders	$448,531	2,816,743	$.16

	FOR THE SIX MONTHS ENDED JUNE 30, 2002

	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$876,544

Basic income available to common shareholders	$876,544	2,808,780	$.31

Effect of dilutive options		8,427

Diluted income available to common shareholders	$876,544	2,817,207	$.31

The Company excluded options totaling 189,475 with an average exercise price of $12.51 from the calculation of dilutive earnings per share for the three and six months ended June 30, 2003 because the exercise price was greater than the average market price of the common shares.

NOTE 5: Comprehensive Income
Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and unrealized gains and losses on certain investments in debt securities for the three and six months ended June 30, 2003 and 2002 and “accumulated other comprehensive income” as of June 30, 2003 and 2002 is comprised solely of unrealized gains and losses on certain investments in debt securities.

Total comprehensive income was $451,226 and $544,953, respectively, for the three months ended June 30, 2003 and 2002 and $753,009 and $766,999, respectively, for the six months ended June 30, 2003 and 2002.

NOTE 6: Adoption of New Accounting Standards
In June, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (Statement 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting and costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003 with no impact.

Effective January 1, 2003 the Company adopted the initial recognition and initial measurement provisions of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Corporation adopted the disclosure requirements effective as of December 31, 2002. FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

In January 2003, the FASB issued FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditor of the primary beneficiary. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The Company had no impact upon adoption.

Effective July 1, 2003, the Company adopted SFAS No. 149, (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Management does not believe the provisions of this standard will have a material impact on results of future operations.

Effective July 1, 2003 the Company adopted SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer’s equity, or settlement by issuing equity, as liabilities or assets in some circumstance. Forward contracts to repurchase an issuer’s equity shares that require physical settlement in exchange for cash are initially measured at the fair value of shares at inception, adjusted for any consideration or unstated rights or privileges, which is the same as the amount that would be paid under the conditions specified in the contract if settlement occurred immediately. Those contracts and mandatorily redeemable financial instruments are subsequently measured at the present value of the amount to be paid at settlement, if both the amount of cash and the settlement date are fixed, or, otherwise, at the amount that would be paid under the conditions specified in the contract if settlement occurred at the reporting date. Other financial instruments are initially and subsequently measured at fair value, unless required by SFAS 150 or other generally accepted accounting principles to be measured differently. The Company had no impact upon adoption since it had no financial instruments, which it considers to be included within the scope of SFAS 150.

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

Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30, 2002
The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income increased $45,206 or 10% to $493,737, or basic and diluted earnings per share of $.18, for the three months ended June 30, 2003, from $448,531, or basic and diluted earnings per share of $.16, for the three months ended June 30, 2002.

Net Interest Income
Net interest income decreased $43,561 or 2.39% to $1,775,744 for the three months ended June 30, 2003, from $1,819,305 for the three months ended June 30, 2002. Total interest and fee income decreased $197,083 or 9.01% for the three months ended June 30, 2003, to $1,990,384 from $2,187,467 for the three months ended June 30, 2002. Average interest earning assets increased from $151.3 million for the three months ended June 30, 2002, to $160.1 million for the three months ended June 30, 2003. The yield on interest earning assets decreased 81 basis points between periods to 4.99% for the three months ended June 30, 2003, compared to 5.80% for the same period in 2002. The decrease in yield on average interest earning assets is due to a decrease in the yield on average loans of 89 basis points as well as a decrease in the yield on average securities available for sale of 109 basis points. The yield on average loans was 5.15% for the three months ended June 30, 2003, compared to 6.04% for the three months ended June 30, 2002. This decrease in yield is due to the fact that the majority of the Bank’s loans reprice with the Bank’s prime rate. The Bank’s prime rate was 4.13% and 4.75% at June 30, 2003 and 2002, respectively. The yield on average investment securities was 5.22% for the three months ended June 30, 2003, compared to 6.31% for the three months ended June 30, 2002. The yield on average other earning assets decreased 50 basis points to 1.13% for the three months ended June 30, 2003, compared to 1.63% for the three months ended June 30, 2002, due to a decrease in the rate on federal funds.

Total interest expense decreased $153,522 or 41.70% to $214,640 for the three months ended June 30, 2003, from $368,162 for the three months ended June 30, 2002. The decrease in interest expense is primarily due to a decrease in the average cost of funds. Interest on deposits for the three months ended June 30, 2003, was $212,551 compared to $360,904 for the three months ended June 30, 2002 a decrease of $148,353 or 41.11%. Total interest bearing deposits averaged approximately $104.6 million for the three months ended June 30, 2003, as compared to $101.3 million for the three months ended June 30, 2002. Interest on short-term borrowings decreased $5,169 or 71.22% to $2,089 for the three months ended June 30, 2003, from $7,258 for the three months ended June 30, 2002. Short-term borrowings consist of demand notes to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $7 hundred thousand for the three months ended June 30, 2003, compared to approximately $2.7 million for the three months ended June 30, 2002. The average cost of interest bearing liabilities was .82% and 1.42% for the three months ended June 30, 2003 and 2002, respectively, a decrease of 60 basis points. This decrease in cost of funds is a result of the decreasing interest rate environment.

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

The allowance for loan losses consists of an estimated reserve for classified loans and an estimated reserve for nonclassified loans. Classified loans are assigned a loss estimate in the allowance for loan loss model based on their risk grade. The loss estimate is based on regulatory guidelines which the Company believes is an appropriate measure of the estimated loss on its classified loans. The loss estimates for classified loans is 5% for other loans especially mentioned and 15% for substandard loans. The loss estimates for doubtful and loss loans are 50% and 100%, respectively. Nonclassified loans are assigned a loss ratio in the allowance for loan loss model based on the Company’s three year historical loss ratio adjusted quarterly. In addition, the reserve includes unclassified past due loans greater than 30 days at 2.5%. The Company believes the three year historical loss ratio is a reasonable estimate of the existing losses in the nonclassified loan portfolio.

The total provision for loan losses for the three months ended June 30, 2003, was $25,000 compared to $75,000 for the three months ended June 30, 2002. During the three months ended June 30, 2003, charge-offs of $10,938 and recoveries of $965 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,373,654 or 1.00% of total loans at June 30, 2003, compared to $1,361,438 or 1.06% of total loans at December 31, 2002.

The Bank had impaired loans totaling $246,847 as of June 30, 2003, compared to $168,607 as of June 30, 2002. The impaired loans include non-accrual loans with balances at June 30, 2003 and 2002 of $246,847 and $161,500 respectively. The Bank had no restructured loans at June 30, 2003 and one restructured loan in the amount of $7,107 at June 30, 2002, respectively. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to 90 days or less, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest as of June 30, 2003 and 2002.

Net charge-offs were $9,973 for the three months ended June 30, 2003, as compared to net charge-offs of $15,048 for the three months ended June 30, 2002. Uncertainty in the economic outlook has increased, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company has also provided unallocated reserves totaling $61,675 at June 30, 2003, related to other inherent risk in the portfolio. Management believes the allowance for loan losses at June 30,

2003, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

Other Income
Other income for the three months ended June 30, 2003, increased $236,055 or 45.21% to $758,171 from $522,116 for the three months ended June 30,2002. The increase is primarily due to an increase in service charges, fees and commissions as well as an increase in mortgage banking income. Service charges, fees and commissions increased $29,508 or 11.37% to $289,137 for the three months ended June 30, 2003, from $259,629 for the three months ended June 30, 2002, due to an increase in fees charged on accounts and an increase in average deposits. The mortgage banking income increased $222,843 or 93.58% to $460,968 for the three months ended June 30, 2003, from $238,125 for the three months ended June 30, 2002, due to an increase in the volume of mortgage loan originations.

Other Expense
Bank overhead increased $167,388 or 10.53% to $1,756,378 for the three months ended June 30, 2003, from $1,588,990 for the three months ended June 30, 2002. Salaries and employee benefits increased $146,469 or 15.68% to $1,080,501 for the three months ended June 30, 2003 from $934,032 for the three months ended June 30, 2002. This increase is primarily due to an increase in salaries and employee benefits as a result of annual merit increases, the hiring of a loan officer and an increase of approximately $93,000 in commissions due to increased loan originations.

Income Tax Expense
During the quarter ended June 30, 2003, the Company’s effective tax rate was 34.39% compared to 33.79% during the quarter ended June 30, 2002.

Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002
The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income increased $50,575 or 5.77% to $927,119, or basic and diluted earnings per share of $.33, for the six months ended June 30, 2003, from $876,544, or basic and diluted earnings per share of $.31, for the six months ended June 30,2002.

Net Interest Income
Net interest income increased $32,137 or .90% to $3,600,043 for the six months ended June 30, 2003, from $3,567,906 for the six months ended June 30, 2002. Total interest and fee income decreased $306,845 or 7.08% for the six months ended June 30, 2003, to $4,026,733 from $4,333,578 for the six months ended June 30, 2002. Average interest earning assets increased from $148.3 million for the six months ended June 30, 2002, to $157.4 million for the six months ended June 30, 2003. The yield on interest earning assets decreased 73 basis points between periods to 5.16% for the six months ended June 30, 2003, compared to 5.89% for the same period in 2002. The decrease in yield on average interest earning assets is due to a decrease in the yield on average loans of 79 basis points as well as a decrease in the yield on average securities available for sale of 59 basis points. The yield on average loans was 5.29% for the six months ended June 30, 2003, compared to 6.08% for the six months ended June 30, 2002. This decrease in yield is due to the fact that the majority of the Bank’s loans reprice with the Bank’s prime rate.

The Bank’s prime rate was 4.13% and 4.75% at June 30, 2003 and 2002, respectively. The yield on average investment securities was 5.73 % for the six months ended June 30, 2003, compared to 6.32% for the six months ended June 30, 2002. This decrease in yield is due to the reinvestment of maturing securities at lower yields. The yield on average other investments decreased 53 basis points to 1.10% for the six months ended June 30, 2003, compared to 1.63% for the six months ended June 30, 2002.

Total interest expense decreased $338,982 or 44.27% to $426,690 for the six months ended June 30, 2003, from $765,672 for the six months ended June 30, 2002. The decrease in interest expense is primarily due to a decrease in the average cost of funds. Interest on deposits for the six months ended June 30, 2003, was $422,670 compared to $743,631 for the six months ended June 30, 2002 a decrease of $320,961 or 43.16%. Total interest bearing deposits averaged approximately $102.9 million for the six months ended June 30, 2003, as compared to $98.4 million for the six months ended June 30, 2002. Interest on short-term borrowings decreased $18,021 or 81.76% to $4,020 for the six months ended June 30, 2003, from $22,041 for the six months ended June 30, 2002. Short-term borrowings consist of demand notes issued to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $8 hundred thousand for the six months ended June 30, 2003, compared to approximately $3.8 million for the six months ended June 30, 2002. The average cost of interest bearing liabilities was .83% and 1.51% for the six months ended June 30, 2003 and 2002, respectively, a decrease of 68 basis points. This decrease in cost of funds is a result of the decreasing interest rate environment.

Provision for Loan Losses
The total provision for loan losses for the six months ended June 30, 2003, was $70,000 compared to $125,000 for the six months ended June 30, 2002. During the six months ended June 30, 2003, charge-offs of $67,301 and recoveries of $9,517 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,373,654 or 1.00% of total loans at June 30, 2003, compared to $1,361,439 or 1.06% of total loans at December 31, 2002.

Net charge-offs were $57,784 for the six months ended June 30, 2003, as compared to net charge-offs of $9,656 for the six months ended June 30, 2002. Uncertainty in the economic outlook has increased, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

Other Income
Other income for the six months ended June 30, 2003, increased $312,072 or 29.18% to $1,381,642 from $1,069,570 for the six months ended June 30,2002. The increase is primarily due to an increase in service charges, fees and commissions as well as an increase in mortgage banking income. Service charges, fees and commissions increased $66,023 or 13.30% to $562,620 for the six months ended June 30, 2003, from $496,597 for the six months ended June 30, 2002, due to an increase in fees charged on accounts and an increase in average deposits. The mortgage banking income increased $278,102 or 52.89% to $803,942 for the six months ended June 30, 2003, from $525,840 for the six months ended June 30, 2002, due to an increase in the volume of mortgage loan originations of approximately $16 million or 105.63%.

Other Expense
Bank overhead increased $302,932 or 9.49% to $3,494,664 for the six months ended June 30, 2003, from $3,191,732 for the six months ended June 30, 2002. Other operating expenses increased $23,817 or 3.44% to $716,573 for the six months ended June 30, 2003, from $692,756 for the six months ended June 30, 2002. This increase is primarily due to an increase in professional and directors fees as well as an increase in business development and an increase in dues and memberships. Salaries and employee benefits increased $258,618 or 13.83% to $2,129,216 for the six months ended June 30, 2003 from $1,870,598 for the six months ended June 30, 2002. This increase is primarily due to an increase in salaries and employee benefits as a result of annual merit increases, the hiring of a loan officer and an increase of approximately $158,000 in commissions due to increased loan originations.

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

The Company’s off-balance sheet arrangements, consist principally of commitments to extend credit described below. At June 30, 2003 and 2002, the Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including unused lines of credit, amounted to $34,224,224 and $27,268,863 at June 30, 2003 and 2002 respectively.

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. As such, there are no “stand-ready obligations” in any of the letters of credit issued by the Company and the contingent obligations are accounted for in accordance with SFAS 5, “Accounting for Contingencies”. Commitments under standby letters of credit amounted to $693,585 and $268,993 at June, 2003 and 2002, respectively. At June 30, 2003 the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor nor a contingent liability as such amounts were not considered material.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The commitments to originate fixed rate conforming loans were not significant at June 30, 2003. The fair value of these commitments was not significant at June 30, 2003. The Company has forward sales commitments, totaling $9.4 million at June 30, 2003, to sell loans held for sale of $9.4 million. The fair value of these commitments was not significant at June 30, 2003.

Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company’s primary liquid assets accounted for 23.59% and 26.02% of total assets at June 30, 2003 and 2002, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as Available for Sale. At June 30, 2003, the Bank had unused short-term lines of credit totaling approximately $19,500,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale. The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. Although such core deposits can be costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that might result in a significant adverse effect on the Company’s liquidity position. At June 30, 2003 and 2002, the Bank’s liquidity ratio was 17.34% and 22.87%, respectively. This decrease is primarily due to a decrease in marketable assets and an increase in net deposits and short-term liabilities.

Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering and the retention of earnings less dividends paid and the exercise of stock options for a total shareholders’ equity at June 30, 2003, of $19,503,737. The rate of asset growth from the Bank’s inception has not negatively impacted this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at June 30, 2003, for the Bank is 13.55% and at June 30, 2002, was 15.43%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of June 30, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At June 30, 2003 and 2002, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

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

Effective January 1, 2003 the Company adopted the initial recognition and initial measurement provisions of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Corporation adopted the disclosure requirements effective as of December 31, 2002. FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

In January 2003, the FASB issued FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders)

of a consolidated variable interest entity to the general creditor of the primary beneficiary. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The Company had no impact upon adoption.

Effective July 1, 2003, the Company adopted SFAS No. 149, (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Management does not believe the provisions of this standard will have a material impact on results of future operations.

Effective July 1, 2003 the Company adopted SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer’s equity, or settlement by issuing equity, as liabilities or assets in some circumstance. Forward contracts to repurchase an issuer’s equity shares that require physical settlement in exchange for cash are initially measured at the fair value of shares at inception, adjusted for any consideration or unstated rights or privileges, which is the same as the amount that would be paid under the conditions specified in the contract if settlement occurred immediately. Those contracts and mandatorily redeemable financial instruments are subsequently measured at the present value of the amount to be paid at settlement, if both the amount of cash and the settlement date are fixed, or, otherwise, at the amount that would be paid under the conditions specified in the contract if settlement occurred at the reporting date. Other financial instruments are initially and subsequently measured at fair value, unless required by SFAS 150 or other generally accepted accounting principles to be measured differently. The Company had no impact upon adoption since it had no financial instruments, which it considers to be included within the scope of SFAS 150.

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

ITEM 3
CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its President and Chief Executive Officer, Executive Vice President and Secretary and Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of June 30, 2003. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the second quarter of 2003, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

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

Item 5. Other Information
The Board of Directors of Bank of South Carolina Corporation, the parent company for The Bank of South Carolina, on June 19, 2003, declared a 10% stock dividend to shareholders of record as of June 30,2003, effective July 15, 2003. All share and per share data have been retroactively restated to reflect the stock dividends.

Item 6. Exhibits and Reports on Form 8-K

31.1.	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2.	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1.	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2.	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

July 23, 2003
	BY:	/s/ Hugh C. Lane, Jr

Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/ William L. Hiott, Jr.

William L. Hiott, Jr.
Executive Vice President & Treasurer