Form 10QSB
period 2003-09-30
BANK OF SOUTH CAROLINA CORP
filed 2003-11-13
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                                                             September 30, 2003

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

Yes       No   X

As of October 24, 2003 there were 2,805,610 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes       No   X

Table of Contents
BANK OF SOUTH CAROLINA CORPORATION

Report on Form 10-QSB
for quarter ended
September 30, 2003

PART I — ITEM 1 — FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets:
	September 30, 2003	December 31, 2002

Cash and due from banks	$11,199,910	$8,897,068
Interest bearing deposits in other banks	7,710	7,653
Federal funds sold	10,727,715	8,324,145
Investment securities available for sale	20,614,541	21,536,340
Loans	129,911,265	127,887,401
Allowance for loan losses	(1,354,353)	(1,361,438)

Net loans	128,556,912	126,525,963

Premises and equipment, net	3,075,786	3,330,524
Accrued interest receivable	597,325	741,326
Other assets	186,383	117,444

Total assets	$174,966,282	$169,480,463

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$49,114,419	$46,373,253
Interest bearing demand	33,067,757	30,210,361
Money market accounts	30,543,490	25,958,000
Certificates of deposit $100,000 and over	14,734,163	13,603,530
Other time deposits	12,610,811	13,036,472
Other savings deposits	14,138,498	15,266,595

Total deposits	154,209,138	144,448,211
Short-term borrowings	359,674	4,539,365
Accrued interest payable and other liabilities	792,177	1,178,758

Total liabilities	155,360,989	150,166,334
Common Stock — No par value; 6,000,000 shares authorized; issued 2,950,702 shares at September 30, 2003 and December 31, 2002; outstanding 2,805,610 shares at September 30, 2003 and December 31, 2002	—	—
Additional paid in capital	20,315,087	16,456,624
Retained earnings	371,765	3,432,788
Treasury stock – 145,092 shares at September 30, 2003 and December 31, 2002	(1,497,093)	(1,307,157)
Accumulated other comprehensive income, net of income taxes	415,534	731,874

Total shareholders’ equity	19,605,293	19,314,129

Total liabilities and shareholders’ equity	$174,966,282	$169,480,463

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30,

	2003	2002

Interest and fee income
Interest and fees on loans	$1,699,598	$1,705,765
Interest and dividends on investment securities	223,625	360,723
Other interest income	26,199	50,704

Total interest and fee income	1,949,422	2,117,192

Interest expense
Interest on deposits	172,097	326,248
Interest on short-term borrowings	1,318	9,259

Total interest expense	173,415	335,507

Net interest income	1,776,007	1,781,685
Provision (recovery) for loan losses	(15,000)	70,000

Net interest income after provision for loan losses	1,791,007	1,711,685

Other income
Service charges, fees and commissions	276,665	280,879
Mortgage banking income	562,552	308,791
Other non-interest income	42,988	7,619

Total other income	882,205	597,289

Other expense
Salaries and employee benefits	1,160,089	977,053
Net occupancy expense	307,251	320,530
Other operating expenses	360,069	340,537

Total other expense	1,827,409	1,638,120

Income before income tax expense	845,803	670,854
Income tax expense	293,400	225,668

Net income	$552,403	$445,186

Basic earnings per share	$.20	$.16

Diluted earnings per share	$.20	$.16

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended
	September 30,

	2003	2002

Interest and fee income
Interest and fees on loans	$5,097,360	$5,221,060
Interest and dividends on investment securities	813,415	1,118,178
Other interest income	65,378	111,529

Total interest and fee income	5,976,153	6,450,767

Interest expense
Interest on deposits	594,767	1,069,879
Interest on short-term borrowings	5,338	31,299

Total interest expense	600,105	1,101,178

Net interest income	5,376,048	5,349,589
Provision for loan losses	55,000	195,000

Net interest income after provision for loan losses	5,321,048	5,154,589

Other income
Service charges, fees and commissions	839,285	777,475
Mortgage banking income	1,366,496	834,632
Other non-interest income	58,068	19,748
Gain on sale of securities	—	35,005

Total other income	2,263,849	1,666,860

Other expense
Salaries and employee benefits	3,289,305	2,847,651
Net occupancy expense	956,126	948,908
Other operating expenses	1,076,642	1,033,292

Total other expense	5,322,073	4,829,851

Income before income tax expense	2,262,824	1,991,598
Income tax expense	783,302	669,868

Net income	$1,479,522	$1,321,730

Basic earnings per share	$.53	$.47

Diluted earnings per share	$.53	$.47

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME(UNAUDITED)
FOR NINE MONTHS SEPTEMBER 30, 2003 AND 2002

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total

December 31, 2001	$—	$16,456,624	$3,079,379	$(1,126,104)	$891,596	$19,301,495
Comprehensive income:
Net income	—	—	1,321,730	—	—	1,321,730
Net unrealized loss on securities (net of tax benefit of $51,544)	—	—	—	—	(88,882)	(88,882)

Comprehensive income	—	—	—	—	—	1,232,848

Purchase of treasury stock	—	—	—	(181,053)	—	(181,053)
Cash Dividends ($0.33 per common share)	—	—	(841,729)	—	—	(841,729)

September 30, 2002	$—	$16,456,624	$3,559,380	$(1,307,157)	$802,714	$19,511,561

December 31, 2002	$—	$16,456,624	$3,432,788	$(1,307,157)	$731,874	$19,314,129
Comprehensive income
Net income	—	—	1,479,522	—	—	1,479,522
Net unrealized loss on securities, (net of tax benefit of $185,787)	—	—	—	—	(316,340)	(316,340)

Comprehensive income	—	—	—	—	—	1,163,182

Issuance of 10% stock dividend	—	3,858,463	(3,670,776)	(189,936)	—	(2,249)
Cash dividends ($0.33 per common share)	—	—	(869,769)	—	—	(869,769)

September 30, 2003	$—	$20,315,087	$371,765	$(1,497,093)	$415,534	$19,605,293

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$1,479,522	$1,321,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	291,400	298,883
Gain on sale of securities	—	(56,710)
Net accretion of unearned discounts on investments	(93,255)	(70,050)
Provision for loan losses	55,000	195,000
Decrease in accrued interest receivable and other assets	260,849	153,009
Decrease in accrued interest payable and other liabilities	(32,016)	(207,154)
Loss on disposal of fixed assets	—	24,787

Net cash provided by operating activities	1,961,500	1,659,495

Cash flows from investing activities:
Purchase of investment securities available for sale	(17,957,073)	(1,996,876)
Maturities and sales of investment securities available for sale	18,470,000	2,947,350
Net (increase) decrease in loans	(2,085,949)	1,598,621
Purchase of premises and equipment	(36,662)	(303,460)

Net cash (used in) provided by investing activities	(1,609,684)	2,245,635

Cash flows from financing activities:
Net increase in deposit accounts	9,760,927	7,910,549
Net decrease in short-term borrowings	(4,179,691)	(248,325)
Purchase of treasury stock	—	(181,053)
Dividends paid	(1,224,334)	(843,170)
Fractional shares paid	(2,249)	—

Net cash provided by financing activities	4,354,653	6,638,001

Net increase in cash and cash equivalents	4,706,469	10,543,131
Cash and cash equivalents, beginning of period	17,228,866	12,125,391

Cash and cash equivalents, end of period	$21,935,335	$22,668,522

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$601,625	$1,259,316

Income taxes	$769,837	$385,825

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$(354,564)	$1,441

Change in unrealized gain on available for sale securities	$(316,340)	$917,895

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

NOTE 1: Basis of Presentation

Bank of South Carolina Corporation (the Company) was organized as a South Carolina corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 3: Stock-Based Compensation: The Company has a stock based employee compensation plan as of September 30, 2003. The Company accounts for the plan using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation costs are reflected in net income, as all options granted under those plans have an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” to stock based employee compensation.

	Three Months Ended
	September 30,

(dollars, except per share, in thousands)	2003	2002

Net income, as reported	$552,403	$445,186
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8,087	7,145

Proforma net income	$544,316	$438,041

Earnings per share:
Basic — as reported	$0.20	$0.16

Basic — proforma	$0.19	$0.16

Diluted — as reported	$0.20	$0.16

Diluted — proforma	$0.19	$0.16

	Nine Months Ended
	September 30,

(dollars, except per share, in thousands)	2003	2002

Net income, as reported	$1,479,522	$1,321,730
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	23,435	21,751

Proforma net income	$1,456,087	$1,299,979

Earnings per share:
Basic — as reported	$0.53	$0.47

Basic — proforma	$0.52	$0.46

Diluted — as reported	$0.53	$0.47

Diluted — proforma	$0.52	$0.46

NOTE 4: Shareholders’ Equity

A regular quarterly cash dividend of $.11 per share was declared on September 16, 2003, for shareholders of record at September 30, 2003, payable October 31, 2003. A 10% dividend was declared on June 19, 2003 for shareholders of record at June 30, 2003, effective July 15, 2003. All share and per share data have been retroactively restated to reflect the stock dividend. The following is a reconciliation of the denominators of the basic and diluted computations for net income for the three and nine months ended September 30, 2003 and 2002. There is no required reconciliation of the numerator.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$552,403

Basic income available to common shareholders	$552,403	$2,805,610	$.20

Effect of dilutive options		20,783

Diluted income available to common shareholders	$552,403	$2,826,393	$.20

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$1,479,522

Basic income available to common shareholders	$1,479,522	2,805,610	$53

Effect of dilutive options		6,928

Diluted income available to common shareholders	$1,479,522	2,812,538	$.53

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$445,186

Basic income available to common shareholders	$445,186	2,805,610	$.16

Effect of dilutive options		2,433

Diluted income available to common shareholders	$445,186	2,808,043	$.16

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$1,321,730

Basic income available to common shareholders	$1,321,730	2,807,569	$.47

Effect of dilutive options		8,456

Diluted income available to common shareholders	$1,321,730	2,816,025	$.47

NOTE 5: Comprehensive Income

Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and unrealized gains and losses on certain investments in debt securities for the three and nine months ended September 30, 2003 and 2002 and “accumulated other comprehensive income” as of September 30, 2003 and 2002 is comprised solely of unrealized gains and losses on certain investments in debt securities.

Total comprehensive income was $410,174 and $465,849, respectively, for the three months ended September 30, 2003 and 2002 and $1,163,183 and $1,232,848, respectively, for the nine months ended September 30, 2003 and 2002.

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

In January 2003, the FASB issued FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. FIN 46 is effective for the first fiscal year or interim period beginning after December 15, 2003. The Company does not expect any impact upon adoption.

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

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income increased $107,217 or 24.08% to $552,403, or basic and diluted earnings per share of $.20, for the three months ended September 30, 2003, from $445,186, or basic and diluted earnings per share of $.16, for the three months ended September 30, 2002.

Net Interest Income

Net interest income decreased $5,678 or .32% to $1,776,007 for the three months ended September 30, 2003, from $1,781,685 for the three months ended September 30, 2002. Total interest and fee income decreased $167,770 or 7.92% for the three months ended September 30, 2003, to $1,949,422 from $2,117,192 for the three months ended September 30, 2002. Average interest earning assets increased from $151.3 million for the three months ended September 30, 2002, to $165.6 million for the three months ended September 30, 2003. The yield on interest earning assets decreased 88 basis points between periods to 4.67% for the three months ended September 30, 2003, compared to 5.55% for the same period in 2002. The decrease in yield on average interest earning assets is due to a decrease in the yield on average loans of 81 basis points as well as a decrease in the yield on average securities available for sale of 169 basis points and a decrease in federal funds sold of 77 basis points. The yield on average loans was 5.04% for the three months ended September 30, 2003, compared to 5.85% for the three months ended September 30, 2002. This decrease in yield is due to the fact that the majority of the Bank’s loans reprice with the Bank’s prime rate. The Bank’s prime rate was 4.13% and 4.75% at September 30, 2003 and 2002, respectively. The yield on average investment securities was 4.44% for the three months ended September 30, 2003, compared to 6.13% for the three months ended September 30, 2002. The yield on average federal funds sold was .87% for the three months ended September 30, 2003, compared to 1.64% for the three months ended September 30, 2002.

Total interest expense decreased $162,092 or 48.31% to $173,415 for the three months ended September 30, 2003, from $335,507 for the three months ended September 30, 2002. The decrease in interest expense is primarily due to a decrease in the average cost of funds. Interest on deposits for the three months ended September 30, 2003, was $172,097 compared to $326,248 for the three months ended September 30, 2002 a decrease of $154,151 or 47.25%. Total interest bearing deposits averaged approximately $106.8 million for the three months ended September 30, 2003, as compared to $97.2 million for the three months ended September 30, 2002. Interest on short-term borrowings decreased $7,941 or 85.77% to $1,318 for the three months ended September 30, 2003, from $9,259 for the three months ended September 30, 2002. Short-term borrowings consist of demand notes to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $7 hundred thousand for the three months ended September 30, 2003, compared to approximately $3.0 million for the three months ended September 30, 2002. The average cost of interest bearing liabilities was .64% and 1.33% for the three months ended September 30, 2003 and 2002, respectively, a decrease of 69 basis points. This decrease in cost of funds is a result of the decreasing interest rate environment.

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

The total provision (recovery) for loan losses for the three months ended September 30, 2003, was ($15,000) compared to $70,000 for the three months ended September 30, 2002. The decrease in the provision for loan loss was due to a decrease in the classified loans which required a lower allowance for loan losses based on the Bank’s loan loss reserve model. During the three months ended September 30, 2003, charge-offs of $11,193 and recoveries of $6,893 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,354,353 or 1.04% of total loans at September 30, 2003, compared to $1,361,438 or 1.06% of total loans at December 31, 2002.

The Bank had impaired loans totaling $106,823 as of September 30, 2003, compared to $168,007 as of September 30, 2002. The impaired loans include non-accrual loans with balances at September 30, 2003 and 2002 of $106,823 and $161,500 respectively. The Bank had no restructured loans at September 30, 2003 and one restructured loan in the amount of $6,507 at September 30, 2002. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to 90 days or less, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest as of September 30, 2003 and 2002.

Net charge-offs were $4,300 for the three months ended September 30, 2003, as compared to net charge-offs of $3,779 for the three months ended September 30, 2002. Uncertainty in the economic outlook has increased, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company has also provided unallocated reserves totaling $83,280 at September 30, 2003, related to other inherent risk in the portfolio. Management believes the allowance for loan losses at September 30, 2003, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

Other Income

Other income for the three months ended September 30, 2003, increased $284,916 or 47.70% to $882,205 from $597,289 for the three months ended September 30,2002. The increase is primarily due to an increase in mortgage banking income as well as a realized gain on the sale of other real estate owned. The mortgage banking income increased $253,761 or 82.18% to $562,552 for the three months ended September 30, 2003, from $308,791 for the three months ended September 30, 2002, due to an increase in the volume of mortgage loan originations. Other non-interest income increased $35,369 or 464.22% to $42,988 for three months ended September 30, 2003, from $7,619 for the three months ended September 30, 2002. This increase was the result of a gain on the sale of other real estate owned which was acquired in foreclosure on August 6, 2003 and was sold on September 11, 2003. The gain on the sale of other real estate owned was $36,311.

Other Expense

Bank overhead increased $189,289 or 11.56% to $1,827,409 for the three months ended September 30, 2003, from $1,638,120 for the three months ended September 30, 2002. Salaries and employee benefits increased $183,036 or 18.73% to $1,160,089 for the three months ended September 30, 2003 from $977,053 for the three months ended September 30, 2002. This increase is primarily due to an increase in salaries and employee benefits as a result of annual merit increases and an increase of approximately $130,519 in commissions due to increased loan originations.

Income Tax Expense

During the quarter ended September 30, 2003, the Company’s effective tax rate was 34.69% compared to 33.64% during the quarter ended September 30, 2002.

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income increased $157,792 or 11.94% to $1,479,522, or basic and diluted earnings per share of $.53, for the nine months ended September 30, 2003, from $1,321,730, or basic and diluted earnings per share of $.47, for the nine months ended September 30,2002.

Net Interest Income

Net interest income increased $26,459 or .49% to $5,376,048 for the nine months ended September 30, 2003, from $5,349,589 for the nine months ended September 30, 2002. Total interest and fee income decreased $474,614 or 7.36% for the nine months ended September 30, 2003, to $5,976,153 from $6,450,767 for the nine months ended September 30, 2002. Average interest earning assets increased from $149.3 million for the nine months ended September 30, 2002, to $160.2 million for the nine months ended September 30, 2003. The yield on interest earning assets decreased 79 basis points between periods to 4.99% for the nine months ended September 30, 2003, compared to 5.78% for the same period in 2002. The decrease in yield on average interest earning assets is due to a decrease in the yield on average loans of 79 basis points as well as a decrease in the yield on average securities available for sale of 96 basis points. The yield on average loans was 5.21% for the nine months ended September 30, 2003, compared to 6.00% for the nine months ended September 30, 2002. This decrease in yield is due to the fact that the majority of the Bank’s loans reprice with the Bank’s prime rate. The Bank’s prime rate was 4.13% and 4.75% at September 30, 2003 and 2002, respectively. The yield on average investment securities was 5.30% for the nine months ended September 30, 2003, compared to 6.26% for the nine months ended September 30, 2002. This decrease in yield is due to the reinvestment of maturing securities at lower yields. The yield on average other investments decreased 63 basis points to 1.00% for the nine months ended September 30, 2003, compared to 1.63% for the nine months ended September 30, 2002.

Total interest expense decreased $501,073 or 45.50% to $600,105 for the nine months ended September 30, 2003, from $1,101,178 for the nine months ended September 30, 2002. The decrease in interest expense is primarily due to a decrease in the average cost of funds. Interest on deposits for the nine months ended September 30, 2003, was $594,767 compared to $1,069,879 for the nine months ended September 30, 2002 a decrease of $475,112 or 44.41%. Total interest bearing deposits averaged approximately $104.2 million for the nine months ended September 30, 2003, as compared to $98.0 million for the nine months ended September 30, 2002. Interest on short-term borrowings decreased $25,961 or 82.95% to $5,338 for the nine months ended September 30, 2003, from $31,299 for the nine months ended September 30, 2002. Short-term borrowings consist of demand notes issued to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $8 hundred thousand for the nine months ended September 30, 2003, compared to approximately $3.5 million for the nine months ended September 30, 2002. The average cost of interest bearing liabilities was .76% and 1.45% for the nine months ended September 30, 2003 and 2002, respectively, a decrease of 69 basis points. This decrease in cost of funds is a result of the decreasing interest rate environment.

Provision for Loan Losses

The total provision for loan losses for the nine months ended September 30, 2003, was $55,000 compared to $195,000 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, charge-offs of $78,495 and recoveries of $16,410 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,354,353 or 1.04% of total loans at September 30, 2003, compared to $1,361,438 or 1.06% of total loans at December 31, 2002.

Net charge-offs were $62,085 for the nine months ended September 30, 2003, as compared to net charge-offs of $13,435 for the nine months ended September 30, 2002. Uncertainty in the economic outlook has increased, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

Other Income

Other income for the nine months ended September 30, 2003, increased $596,989 or 35.82% to $2,263,849 from $1,666,860 for the nine months ended September 30,2002. The increase is primarily due to an increase in service charges, fees and commissions as well as an increase in mortgage banking income and other non-interest income. Service charges, fees and commissions increased $61,810 or 7.95% to $839,285 for the nine months ended September 30, 2003, from $777,475 for the nine months ended September 30, 2002, due to an increase in fees charged on accounts and an increase in average deposits. The mortgage banking income increased $531,864 or 63.72% to $1,366,496 for the nine months ended September 30, 2003, from $834,632 for the nine months ended September 30, 2002, due to an increase in the volume of mortgage loan originations of approximately $29 million.

Other Expense

Bank overhead increased $492,222 or 10.19% to $5,322,073 for the nine months ended September 30, 2003, from $4,829,851 for the nine months ended September 30, 2002. Other operating expenses increased $43,350 or 4.20% to $1,076,642 for the nine months ended September 30, 2003, from $1,033,292 for the nine months ended September 30, 2002. This increase is primarily due to an increase in professional audit fees, other professional fees and directors fees as well as an increase in business development and an increase in employee training. Salaries and employee benefits increased $441,654 or 15.51% to $3,289,305 for the nine months ended September 30, 2003 from $2,847,651 for the nine months ended September 30, 2002. This increase is primarily due to an increase in salaries and employee benefits as a result of annual merit increases and an increase of approximately $289,000 in commissions due to increased loan originations.

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

The Company’s off-balance sheet arrangements, consist principally of commitments to extend credit described below. At September 30, 2003 and 2002, the Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including unused lines of credit, amounted to $25,651,068 and $29,682,308 at September 30, 2003 and 2002 respectively.

Standby letters of credit obligate the Company to meet certain financial obligations of its customers, if under the contractual terms of the agreement, the customers are unable to do so. The financial standby letters of credit issued by the Company are irrevocable. Payment is only guaranteed under these letters of credit upon the borrower’s failure to perform its obligations to the beneficiary. As such, there are no “stand-ready obligations” in any of the letters of credit issued by the Company and the contingent obligations are accounted for in accordance with SFAS 5, “Accounting for Contingencies”. Commitments under standby letters of credit amounted to $572,932 and $275,213 at September 30, 2003 and 2002, respectively. At September 30, 2003 the Company recorded no liability for the current carrying amount of the obligation to perform as a guarantor nor a contingent liability as such amounts were not considered material.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The commitments to originate fixed rate conforming loans were not significant at September 30, 2003. The fair value of these commitments was not significant at September 30, 2003. The Company has forward sales commitments, totaling $3.9 million at September 30, 2003, to sell loans held for sale of $3.9 million. The fair value of these commitments was not significant at September 30, 2003.

Liquidity

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company’s primary liquid assets accounted for 24.32% and 27.86% of total assets at September 30, 2003 and 2002, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers.Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as Available for Sale. At September 30, 2003, the Bank had unused short-term lines of credit totaling approximately $19,500,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale. The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. Although such core deposits can be costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that might result in a significant adverse effect on the Company’s liquidity position. At September 30, 2003 and 2002, the Bank’s liquidity ratio was 25.34% and 21.10%, respectively. This increase is primarily due to a decrease in marketable assets and an increase in net deposits and short-term liabilities.

Capital Resources

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering and the retention of earnings less dividends paid and the exercise of stock options for a total shareholders’ equity at September 30, 2003, of $19,605,293. The rate of asset growth from the Bank’s inception has not negatively impacted this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at September 30, 2003, for the Bank is 14.05% and at September 30, 2002, was 15.19%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of September 30, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At September 30, 2003 and 2002, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

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

In January 2003, the FASB issued FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. FIN 46 is effective for the first fiscal year or interim period beginning after December 15, 2003. The Company does not expect any impact upon adoption.

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

Effective July 1, 2003 the Company adopted SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer’s equity, or settlement by issuing equity, as liabilities or assets in some circumstances. Forward contracts to repurchase an issuer’s equity shares that require physical settlement in exchange for cash are initially measured at the fair value of shares at inception, adjusted for any consideration or unstated rights or privileges, which is the same as the amount that would be paid under the conditions specified in the contract if settlement occurred immediately. Those contracts and mandatorily redeemable financial instruments are subsequently measured at the present value of the amount to be paid at settlement, if both the amount of cash and the settlement date are fixed, or, otherwise, at the amount that would be paid under the conditions specified in the contract if settlement occurred at the reporting date. Other financial instruments are initially and subsequently measured at fair value, unless required by SFAS 150 or other generally accepted accounting principles to be measured differently. The Company had no impact upon adoption since it had no financial instruments, which it considers to be included within the scope of SFAS 150.

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

ITEM 3
CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its President and Chief Executive Officer, Executive Vice President and Secretary and Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the third quarter of 2003, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

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

None

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

BANK OF SOUTH CAROLINA CORPORATION

October 24, 2003	BY:	/s/ Hugh C. Lane, Jr. Hugh C. Lane, Jr. President and Chief Executive Officer

	BY:	/s/ William L. Hiott, Jr. William L. Hiott, Jr. Executive Vice President & Treasurer