Form 10KSB
period 2003-12-31
BANK OF SOUTH CAROLINA CORP
filed 2004-03-23
CIK 1007273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

Commission file number: 0-27702

BANK OF SOUTH CAROLINA CORPORATION

(Name of small business issuer in its charter)

South Carolina	57-1021355

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

256 Meeting Street, Charleston, SC	29401

(Address of principal executive offices)	(Zip Code)

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
Not applicable

Issuer’s revenues for its most recent fiscal year: $10,602,615

Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on March 3, 2004 was: $26,247,733

As of March 18, 2004, the Registrant has outstanding 2,805,610 shares of common stock.

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

The Bank offers a full range of deposit services. Checking account services include regular non-interest bearing checking accounts as well as interest bearing negotiable order of withdrawal (“NOW”) accounts. Savings and certificate of deposit accounts include accounts ranging from a daily maturity (regular savings and also money market accounts) to longer term certificates as authorized by regulation. The Bank offers tiered interest to its customers on both money market and NOW accounts. In addition, Individual Retirement Accounts are available. All deposit accounts are insured by the FDIC to the full amount permitted by law. Deposit accounts are solicited from individuals, businesses, professional organizations and governmental authorities.

Lending services include a full range of commercial, personal and mortgage loans. The Bank’s primary focus is on business lending. The types of commercial loans that are available include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment. The Bank does not emphasize real estate lending for land acquisition, land development or open-end construction loans. The types of personal loans that are available include secured and unsecured loans for such purposes as financing automobiles, home improvements, education, home equity loans and personal investments. In the fourth quarter of 1993, a residential mortgage lending department was opened with mortgage loans being provided through correspondent relationships. The Bank originates, processes and closes the loan and sells (each individually) to a correspondent.

The Bank offers credit cards (through correspondent banking services) including MasterCard ™ and Visa ™ along with a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. Other services offered, but not limited to, include safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the Visa Debit Card Program. This service is called “Check Card” by the Bank and also offers purchases by the cardholder where Visa debit cards are accepted worldwide using a direct charge to their checking account. The Bank operates a courier service and ACH organization service as part of its deposit services for commercial customers. During 2001, the Bank introduced Internet Banking. This service is called “ESafe” by the Bank and offers twenty-four hour information, up-to-the minute account activity, automatic transfers or one-time transfers between accounts, actual images of customer checks, and statement viewing. All banking services are available through four banking house locations, 256 Meeting Street, Charleston, SC, 100 N. Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC, and 2027 Sam Rittenberg Boulevard, Charleston, SC.

The Bank has spent no appreciable amount in order to determine or develop the services that the Bank offers. Research activities relating to development of bank services were performed by the officers of the Bank during the organization of the Bank and by those officers after the Bank opened for business.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended and as such, is under the supervisory and regulatory authority of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is publicly traded on the National Association of Securities Dealers Automated Quotations (NASDAQ), and is under the reporting authority of the Securities and Exchange Commission (SEC). As a bank holding company registered under the laws of the South Carolina Bank Holding Company Act, the Company is also subject to regulation by the South Carolina State Board of Financial Institutions. Thus, the Company is required to file annual reports and other information with the Federal Reserve and the South Carolina State Board of Financial Institutions regarding its financial condition, results of operations, management and intercompany relationships and transactions between the Company and its subsidiaries.

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

The Company was authorized by its Board of Directors at its December 1995, board meeting to repurchase up to 84,700 shares of its common stock on the open market from time to time, and, at its October, 1999 Board meeting, to repurchase up to 27,500 shares of its common stock on the open market from time to time, and, at its October, 2001 Board meeting, to repurchase up to 33,000 shares of its common stock on the open market from time to time. As of this date, 145,092 shares have been repurchased by the Company.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment had no material effect on the capital expenditures, earnings and competitive position of the Bank in the fiscal year ended December 31, 2003.

By year end 2003, the Bank employed 63 people, 4 of whom are part time employees, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.

The business of the Bank is not considered to be seasonal nor is the Bank’s business dependent on any one industry.

In the Bank’s primary service area, there are 13 commercial banks, of which four are considered to have their headquarters in the Bank’s service area. Of the 13 commercial banks, two have a large share of the market. These two are Wachovia Bank, N.A. and Bank of America, N.A. In addition, there are two savings banks and various credit unions with offices in the Tri-County Area. The Bank encounters strong competition from these financial institutions as well as consumer and commercial finance companies, insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust and international banking services, which the Bank is not providing. The Bank does, however, provide a means for clearing international checks and drafts through a third party or correspondent bank.

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

Item 2. Description of Property

The Bank leases its headquarters and office facilities at 256 Meeting Street in downtown Charleston. The lease of these facilities provides for an initial term of ten years beginning on March 1, 1987, with at least three ten year renewal options upon the same terms as the original lease term with notice of exercise of each option being given at least six months prior to the expiration of each term. Base rent is payable in equal monthly installments of $27,899 in advance. The base rent will increase at the end of each rental year by the lesser of (i) 8% of the base rent or (ii) the percentage increase in the Consumer Price Index, Urban Index, For All Wage Earners, issued by the U.S. Department of Labor.

On June 30, 1995, the Bank was successful in renegotiating its 256 Meeting Street facilities lease for one hundred forty (140) months with two additional ten-year terms. Base rent was $26,432 monthly payable in advance for the first twenty (20) months and the remaining one hundred twenty (120) months of the term (which began March 1, 1997) and for the two (2) extensions of the original term is $24,801 per month in advance and is adjustable by 4% of the base rent every two years. In addition, the Bank leases adjacent parking facilities at $2,928 per month.

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

The Summerville facility is leased to the Bank by Summerville Solutions, LLC. Summerville Solutions, LLC was formed by Mary B. Graham, sister of Nathaniel I. Ball, III, Executive Vice President and Secretary of the Bank and the Company. No other Bank facilities are affiliated with any of the officers or directors of the Bank or the Company or any stockholders having more than five percent (5%) beneficial ownership of the Common Stock of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters

There were issued and outstanding 2,805,610 shares of the 6,000,000 authorized shares of common stock of the Company at the close of the Company’s fiscal year ended December 31, 2003. These outstanding shares were held by approximately 1,164 shareholders in nominee names and of record on December 31, 2003. The common stock of the Company is traded in the “over-the-counter” (OTC) market by five market making investment banking firms. These firms are The Robinson-Humphrey Company, Inc., Sterne, Agee & Leach, Inc., Scott and Stringfellow, Inc., Nite Securities LP and Speer, Leeds & Kellogg. Stock quotations are available through the National Association of Securities Dealers Automated Quotations (NASDAQ) where the Bank’s shares are listed as BKSC.

According to information supplied by The Nasdaq Stock Market, the range of high and low bid quotations for each quarterly period in the fiscal years 2003, 2002 and 2001 has been as follows:

	2003		2002		2001
	High	Low	High	Low	High	Low
First Quarter	11.51	10.01	15.25	13.54	14.00	12.88
Second Quarter	14.95	11.36	16.00	14.45	14.25	13.00
Third Quarter	14.66	13.38	15.44	11.75	14.25	12.75
Fourth Quarter	14.69	13.62	12.75	10.91	17.00	12.75

The Board of Directors of Bank of South Carolina Corporation declared quarterly dividends in 2003 of $.11 per share to shareholders of record March 31, 2003, payable April 30,2003; 10% stock dividend to shareholders of record as of June 30, 2003, effective July 15, 2003; $.11 per share to shareholders of record June 30, 2003, payable July 31, 2003; $.11 per share to shareholders of record September 30, 2003, payable October 31, 2003; $.11 per share to shareholders of record December 31, 2003, payable January 30, 2004.

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

As of January 1, 2004, there were approximately 1,164 shareholders of record with shares held by individuals and in nominee names, and on March 3, 2004, the market price for the common stock of the Company was $13.65. It is the intent of the Company to continue paying dividends in the future.

Cash dividends, when declared, are paid by the Bank to the Corporation for distribution to shareholders of the Corporation. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company.

Consolidated Financial Highlights

	2003	2002	2001	2000	1999
For December 31:
Net Income	$1,904,713	$1,858,319	$1,802,951	$2,371,375	$1,915,516
Selected Year End Balances:
Total Assets	187,342,649	169,480,463	158,466,073	159,776,502	154,653,402
Total Loans	125,235,883	127,887,401	118,492,932	104,262,014	90,748,717
Investment Securities Available for Sale	26,489,162	21,536,340	24,580,858	37,608,360	35,873,009
Investment Securities Held to Maturity	—	—	—	—	600,208
Federal Funds Sold and Resale Agreements	22,522,973	8,324,145	4,478,358	7,325,000	16,255,000
Interest Bearing Deposits in Other Banks	7,725	7,653	7,527	7,239	6,919
Earning Assets	174,255,743	157,755,539	147,559,675	149,202,613	143,483,853
Deposits	166,142,512	144,448,211	133,138,739	131,094,405	125,280,450
Shareholders’ Equity	19,647,839	19,314,129	19,301,495	18,554,282	16,865,304
Weighted Average Shares Outstanding-Diluted	2,815,587	2,812,816	2,836,623	2,838,865	2,865,082
For the Year:
Selected Average Balances:
Total Assets	174,154,907	162,207,337	161,089,339	155,717,433	148,714,025
Total Loans	130,056,441	117,654,356	108,786,605	98,994,148	88,479,401
Investment Securities Available for Sale	21,202,689	23,316,608	29,494,213	39,645,741	35,806,229
Investment Securities Held to Maturity	—	—	—	157,408	445,242
Federal Funds Sold and Resale Agreements	11,275,653	10,412,467	12,506,915	5,004,918	12,138,096
Interest Bearing Deposits in Other Banks	7,693	7,606	7,415	7,091	6,813
Earning Assets	162,542,476	151,391,038	150,795,148	143,809,306	136,875,781
Deposits	152,955,447	138,722,411	133,901,375	125,722,863	123,559,722
Shareholders’ Equity	19,626,907	19,474,929	19,251,627	17,650,334	17,049,863
Performance Ratios:
Return on Average Equity	9.70%	9.54%	9.37%	13.44%	11.23%
Return on Average Assets	1.09%	1.15%	1.12%	1.52%	1.29%
Average Equity to Average Assets	11.27%	12.01%	11.95%	11.33%	11.46%
Net Interest Margin	4.36%	4.76%	5.05%	5.93%	5.20%
Net Charge-offs to Average Loans	0.15%	0.03%	0.64%	0.01%	0.09%
Allowance for Loan Losses as a Percentage of Total Loans	.93%	1.06%	1.01%	1.49%	1.38%
Per Share:
Basic Earnings	$0.68	$0.66	$0.64	$0.84	$0.67
Diluted Earnings	0.68	0.66	0.64	0.84	0.67
Year End Book Value	7.00	6.94	6.83	6.20	5.99
Cash Dividends Declared	0.44	0.59	0.44	0.52	0.44
Dividend Payout Ratio	61.87%	80.98%	62.86%	56.52%	59.46%
Full Time Employee Equivalents	62	67	67	70	70

All share and per share data have been restated to reflect a 10% stock dividend declared on June 19, 2003.

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

	For Years Ended
	December 31,
	2003	2002	2001	2000	1999
Operating Data:
Interest and fee income	$7,855,161	$8,565,542	$11,100,801	$12,781,576	$10,597,128
Interest expense	764,647	1,364,804	3,491,281	4,254,428	3,474,786

Net interest income	7,090,514	7,200,738	7,609,520	8,527,148	7,122,342
Provision for loan losses	9,230	195,000	335,000	315,000	90,000

Net interest income after provision for loan losses	7,081,284	7,005,738	7,274,520	8,212,148	7,032,342
Other income	2,747,454	2,351,623	2,005,644	1,407,171	1,393,006
Other expense	6,911,677	6,552,474	6,557,603	5,988,944	5,464,136

Income before income taxes	2,917,061	2,804,887	2,722,561	3,630,375	2,961,212
Income tax expense	1,012,348	946,568	919,610	1,259,000	1,045,696

Net income	$1,904,713	$1,858,319	$1,802,951	$2,371,375	$1,915,516

Basic income per share	$0.68	$0.66	$0.64	$0.84	$0.67

Diluted income per share	$0.68	$0.66	$0.64	$0.84	$0.67

Weighted average common shares-basic	2,805,610	2,807,259	2,836,385	2,838,865	2,865,082
Weighted average common shares - diluted	2,815,587	2,812,816	2,836,623	2,838,865	2,865,082
Dividends per common share	$0.44	$0.59	$0.44	$0.52	$0.44

	As of
	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Investment securities available for sale	$26,489,162	$21,536,340	$24,580,858	$37,608,360	$35,873,009
Investment securities held to maturity	—	—	—	—	600,208
Total loans	125,235,883	127,887,401	118,492,932	104,262,014	90,748,717
Allowance for loan losses	1,169,627	1,361,438	1,201,091	1,558,530	1,250,138
Total assets	187,342,649	169,480,463	158,466,073	159,776,502	154,653,402
Total deposits	166,142,512	144,448,211	133,138,739	131,094,405	125,280,450
Shareholders’ equity	19,647,839	19,314,129	19,301,495	18,554,282	16,865,304

All share and per share data have been restated to reflect a 10% stock dividend declared on June 19, 2003.

Item 6. Management’s Discussion and Analysis or Plan of Operations

Management’s discussion and analysis is included to provide the shareholders with an expanded narrative of the Company’s results of operations, changes in financial condition, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the audited consolidated financial statements and notes included in this report and the Company’s 2003 Annual Report. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

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

OVERVIEW

Earnings for the year were $1,904,713 or basic and diluted earnings per share of $.68 up 2.50% from 2002’s earnings of $1,858,319 or basic and diluted earnings per share of $.66. Earnings for the fourth quarter of 2003 were $425,191 or basic and diluted earnings per share of $.15, down 20.76% from fourth quarter 2002 earnings of $536,589 or basic and diluted earnings per share of $.19. Our returns on average equity and average assets for the year were 9.70% and 1.09%, respectively, compared to the 2002 return on average equity and return on average assets of 9.54% and 1.15%, respectively. Earnings for the year were 12.58% above our profit plan of $1,691,899.

During 2003, the Company declared 4 regular quarterly cash dividends of $.11 per share, and a 10% stock dividend, thereby sharing its profits with its owners as it has in prior years.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 TO DECEMBER 31, 2002

Net income increased $46,394 from $1,858,319 for 2002, to $1,904,713 for 2003 or 2.50% increasing basic and diluted earnings per share to $.68 for 2003, compared to basic and diluted earnings per share of $.66 for 2002. This increase is primarily due to an increase in our service charges, mortgage banking income and a gain on the sale of other real estate owned.

Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net interest income decreased $110,224 from $7,200,738 for 2002 to $7,090,514 for 2003. This decrease is primarily due to a decline in interest rates which resulted in a decline in our net interest margin.

Total interest and fee income decreased 8.29% or $710,381 in 2003. This decrease in interest and fee income is due to a decrease in average yield of interest earning assets. Average interest earning assets increased from $151,391,038 for the year ended December 31, 2002 to $162,542,476 for the year ended December 31, 2003 primarily due to an increase in average loans of $12,402,085 between periods. The yield on interest earning assets decreased 83 basis points between years to 4.83% for the year ended December 31, 2003 compared to 5.66% for the year ended December 31, 2002. The decrease in yield on average interest earning assets is due to a decrease in the yield on average loans of 72 basis points to 5.18% for the year ended December 31, 2003 compared to 5.90% for the year ended December 31, 2002, as well as a decrease in the yield on average securities available for sale of 151 basis points, a decrease in the yield on average federal funds sold of 58 basis points and a decrease in the yield on other average short term investments of 74 basis points. The decrease in yield on average loans is due to the fact that the majority of the Bank’s loans reprice with the Bank’s prime rate. The Bank’s prime rate was 4.125% and 4.25% at December 31, 2003 and 2002, respectively.

Total interest expense decreased 43.97% or $600,157 in 2003. The decrease in interest expense is primarily due to the decrease in the average cost of funds. Interest paid on deposits for the year ended December 31, 2003, was $757,755 compared to $1,325,507 for the year ended December 31, 2002, a decrease of $567,752 or 42.83%. Total interest bearing deposits averaged approximately $105,977,713 for the year ended December 31, 2003 compared to $98,344,569 for the year ended December 31, 2002. The average cost of deposits decreased 63 basis points from 1.35% for the year ended December 31, 2002 to .72% for the year ended December 31, 2003. Interest on short-term borrowings decreased $32,405 or 82.46% to $6,892 for the year ended December 31, 2003, from $39,297 for the year ended December 31, 2002. Short-term borrowings consist of federal funds purchased, demand notes to the U. S. Treasury and securities sold under agreement to repurchase. Short-term borrowings averaged approximately $798,383 for the year ended December 31, 2003 compared to approximately $3,423,874 for the year ended December 31, 2002. The average cost of interest bearing liabilities was .72% and 1.34% for the years ended December 31, 2003 and 2002, respectively.

The provision for loan losses decreased from $195,000 for 2002 to $9,230 for 2003. The decrease in the provision is attributable to improvements in classified and delinquent loans. The allowance for loan losses as a percentage of total loans decreased from 1.06% in 2002 to .93% in 2003. Management believes the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio based on an evaluation at December 31, 2003. For further discussion, see “Non-accrual and Past Due Loans” and “Allowance for Loan Losses.”

Total other income increased from $2,351,623 for 2002, to $2,747,454 for 2003. This increase is attributable to an increase in service charges, fees and commissions, an increase in mortgage banking income, as well as a gain on the sale of other real estate owned. Service charges, fees and commissions increased $65,468 or 6.18% to $1,124,076 for the year ended December 31, 2003, from $1,058,608 for the year ended December 31, 2002 due to an increase in fees charged on accounts and an increase in average deposits. The mortgage banking income increased $303,033 or 24.14% to $1,558,103 for the year ended December 31, 2003, from $1,255,070 for the year ended December 31, 2002, due to an increase in the volume of mortgage loan originations. Other non-interest income increased $62,335 to $65,275 for the year ended December 31, 2003, from $2,940 for the year ended December 31, 2002, due to a $36,311 gain on the sale of other real estate.

Total other expense increased $359,203 from $6,552,474 for 2002 to $6,911,677 for 2003. Other operating expenses increased $52,418 or 3.79% to $1,434,376 for the year ended December 31, 2003 from $1,381,958 for the year ended December 31, 2002. This increase is primarily due to an increase in expenses associated with business development and professional audit fees.

Salaries and employee benefits increased $338,842 or 8.68% to $4,243,693 for the year ended December 31, 2003 from $3,904,851 for the year ended December 31, 2002. This increase is primarily due to an increase in salaries and employee benefits as a result of annual merit increases and an increase of approximately $186,883 of commissions due to increased mortgage loan originations.

Income tax expense increased from $946,568 for 2002 to $1,012,348 for 2003. The Company’s effective tax rate was approximately 35% for the year ended December 31, 2003 and 34% for the year ended December 31, 2002.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO DECEMBER 31, 2001

Net income increased $55,368 from $1,802,951 for 2001, to $1,858,319 for 2002 or 3.07% increasing basic and diluted earnings per share to $.66 for 2002, compared to basic and diluted earnings per share of $.64 for 2001. This increase is primarily due to an increase in our service charges and mortgage banking income.

Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net interest income decreased $408,782 from $7,609,520 for 2001 to $7,200,738 for 2002. This decrease is primarily due to a decline in interest rates which resulted in a decline in our net interest margin.

Total interest and fee income decreased 22.84% or $2,535,259 in 2002. This decrease in interest and fee income is due to a decrease in average yield on interest earning assets. Average interest earning assets increased from $150.8 million for the year ended December 31, 2001 to $151.4 million for the year ended December 31, 2002 primarily due to an increase in average loans receivable of $8.9 million between periods. The yield on interest earning assets decreased 170 basis points between years to 5.66% for the year ended December 31, 2002 compared to 7.36% for the year ended December 31, 2001. The decrease in yield on average interest earning assets is due to a decrease in the yield on average loans receivable of 223 basis points to 5.90% for the year ended December 31, 2002 compared to 8.13% for the year ended December 31, 2001, as well as a decrease in the yield on average federal funds sold of 205 basis points and other average short term investments of 222 basis points. The decrease in yield on average loans is due to the fact that the majority of the Bank’s loans reprice with the Bank’s prime rate. The Bank’s prime rate was 4.25% and 4.75% at December 31, 2002 and 2001, respectively. The decrease in the interest income from federal funds sold and short term investments is due to the decline in the interest rate environment.

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

Total other income increased from $2,005,644 for 2001, to $2,351,623 for 2002. This increase is attributable to an increase in service charges, fees and commissions as well as an increase in mortgage banking income. Service charges, fees and commissions increased $205,700 or 24.12% to $1,058,608 for the year ended December 31, 2002, from $852,908 for the year ended December 31, 2001 due to an increase in fees charged on accounts. The mortgage banking income increased $129,580 or 11.51% to $1,255,070 for the year ended December 31, 2002, from $1,125,490 for the year ended December 31, 2001, due to an increase in the volume of mortgage loan originations.

Total other expense decreased .08% or $5,129 from $6,557,603 for 2001 to $6,552,474 for 2002. Other operating expenses decreased $107,424 or 7.21% to $1,381,958 for the year ended December 31, 2002 from $1,489,382 for the year ended December 31, 2001. This decrease is primarily due to a decrease in expenses associated with other real estate owned and remittance fees.

Salaries and employee benefits increased $92,533 or 2.43% to $3,904,851 for the year ended December 31, 2002 from $3,812,318 for the year ended December 31, 2001. This increase is primarily due to an increase in salaries and employee benefits as a result of annual merit increases and an increase of approximately $111,247 of commissions due to increased mortgage loan originations.

Income tax expense increased from $919,610 for 2001 to $946,568 for 2002. The Company’s effective tax rate was approximately 34% for the years ended December 31, 2002 and 2001.

ASSET AND LIABILITY MANAGEMENT

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. At year end 2003, total assets were $187,342,649 an increase of 10.54% from the end of the previous year, and total deposits were $166,142,512, an increase of 15.02% from the end of the previous year, while short-term borrowings, consisting of Securities Sold Under Agreement to Repurchase and Demand Notes Issued to U.S. Treasury, were down $3,585,411.

At December 31, 2003, approximately 93% of the Company’s assets were earning assets composed of U.S. Treasury, Federal Agency and municipal securities in the amount of $26,489,162, Federal Funds Sold and interest bearing deposits in other banks in the amount of $22,530,698, and loans in the amount of $125,235,883.

The yield on a majority of the Company’s earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company’s liabilities are issued with fixed terms and can be repriced only at maturity. During 2001, 2002 and 2003 loans continued to grow at a faster rate than deposits, however, our net interest margin declined by 88 basis points from January to December 2001, 29 basis points from January to December 2002 and 40 basis points from January to December 2003 with the decline in interest rates.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. For the Company, this risk is constituted primarily of interest rate risk in its lending and investing activities as they relate to their funding by deposit and borrowing activities.

The Bank’s policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities and to attempt to maintain an asset positive position over a 6 month period. In adhering to this policy, unless there is a sudden extraordinary drop in the interest rate, it is anticipated that the Bank’s net interest margins will not be materially affected by changes in interest rates. The net interest rate spread for 2003 decreased to 4.12% from 4.32% for 2002 and the net interest margin for 2003 decreased to 4.36% from 4.76% for 2002. Management will continue to monitor its asset sensitive position in times of decreasing interest rates, which might adversely affect its net interest margin.

Since the rates on most of the Bank’s interest bearing liabilities can vary on a daily basis, management continues to maintain a loan portfolio priced predominately on a variable rate basis. The Bank seeks stable, long-term deposit relationships to fund its loan portfolio.

At December 31, 2003, the average maturity of the investment portfolio was 7 months with an average yield of 3.11% compared to 17 months with an average yield of 6.26% at December 31, 2002.

The Bank does not own, nor has it ever purchased, derivative financial instruments. The Company does not take foreign exchange or commodity risks.

The following table summarizes the Bank’s interest sensitivity position as of December 31, 2003:

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less			Estimated
		Than 3	Than 6	Than 1	Than 5	5 years		Fair
	1 Day	Months	Months	Year	Years	or More	Total	Value
Earning Assets (in 000’s)
Loans	$115,174	$4,154	$3,463	$1,011	$1,296	$138	$125,236	$125,305
Investment securities	—	9,987	8,245	1,986	5,189	540	25,947	26,489
Short term investments	8	—	—	—	—	—	8	8
Federal funds sold	22,523	—	—	—	—	—	22,523	22,523

Total	$137,705	$14,141	$11,708	$2,997	$6,485	$678	$173,714	$174,325

Interest Bearing Liabilities (in 000’s)
CD’s and other time deposits 100,000 and over	$—	$9,988	$4,328	$1,628	$116	$—	$16,060	$16,054
CD’s and other time deposits under 100,000	114	6,195	3,317	2,531	563	—	12,720	12,730
Money market and interest bearing demand accounts	71,071	—	—	—	—	—	71,071	71,071
Savings	14,326	—	—	—	—	—	14,326	14,326
Short term borrowings	954	—	—	—	—	—	954	954

	$86,465	$16,183	$7,645	$4,159	$679	$—	$115,131	$115,135

Net	$51,240	$(2,042)	$4,063	$(1,162)	$5,806	$678	$58,583	$59,190

Cumulative		$49,198	$53,261	$52,099	$57,905	$58,583

LIQUIDITY

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets. The following table summarizes future contractual obligations as of December 31, 2003:

	Payment Due by Period
		Less than	1-5	After 5
	Total	1 Year	Years	Years
Contractual Obligations (in 000’s)
Time deposits	$28,780	$28,101	$679	$—
Short-term borrowings	954	$954	$—	$—
Operating leases	1,634	433	1,100	101

Total contractual cash obligations	$31,368	$29,488	$1,779	$101

The Bank manages its assets and liabilities to ensure that there is sufficient liquidity to enable management to fund deposit withdrawals, loan demand, capital expenditures, reserve requirements, operating expenses and dividends and to manage daily operations on an ongoing basis. Funds are primarily provided by the Bank through customer’s deposits, principal and interest payments on loans, mortgage loan sales, the sale or maturity of securities, temporary investments and earnings. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk. All of the securities presently owned by the Bank are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity for the Company. At December 31, 2003, the Bank had unused short-term lines of credit totaling approximately $19,500,000 (which are withdrawable at the lender’s option). Management believes that these sources are adequate to meet its liquidity needs. Liquidity at the parent company level is provided through cash dividends from the Bank and the capacity of the parent company to raise additional borrowed funds as needed. If the Company elects to repurchase shares through its share repurchase program, such purchases will reduce liquidity at the parent company level.

Composition of Average Assets

	2003	2002	2001	2000	1999
Loans	$130,056,441	$117,654,356	$108,786,605	$98,994,148	$88,479,401
Investment securities available for sale	21,202,689	23,316,609	29,494,213	39,645,741	35,806,229
Investment securities held to maturity	—	—	—	157,408	445,242
Federal funds sold and other investments	11,283,346	10,420,073	12,514,330	5,012,009	12,144,909
Non-earning assets	11,612,431	10,816,299	10,294,191	11,908,127	11,838,244

Total average assets	$174,154,907	$162,207,337	$161,089,339	$155,717,433	$148,714,025

Average earning assets increased by $11,947,570 from 2002 to 2003 while average non-earning assets increased by $796,132. Average earning assets increased primarily as a result of loan growth.

Average loans for 2003 were up by $12,402,085 or 10.54% from 2002. The majority of the growth, or approximately $11.65 million, was related to commercial loans, which are tied to the Bank’s prime rate.

Bank borrowings, deposit growth and investment maturities were used to fund the increase in the loan portfolios.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates:

	2003 vs. 2002			2002 vs. 2001			2001 vs. 2000
			Net Dollar			Net Dollar			Net Dollar
	Volume	Rate	Change (1)	Volume	Rate	Change (1)	Volume	Rate	Change (1)
Loans	$690,831	$(897,305)	$(206,474)	$675,336	$(2,568,308)	$(1,892,972)	$936,923	$(2,248,752)	$(1,311,829)
Investment securities available for sale	(123,551)	(327,057)	(450,608)	(385,942)	32,378	(353,564)	(618,498)	116,097	(502,401)
Investment securities held to maturity	—	—	—	—	—	—	(4,543)	(4,543)	(9,086)
Federal funds sold and and other investments	12,343	(65,642)	(53,299)	(65,345)	(223,378)	(288,723)	309,852	(167,311)	142,541

Interest Income	$579,623	$(1,290,004)	$(710,381)	$224,049	$(2,759,308)	$(2,535,259)	$623,734	$(2,304,509)	$(1,680,775)

Interest-bearing transaction accounts	$42,741	$(306,380)	$(263,639)	$140,552	$(827,556)	$(687,004)	$70,464	$(352,372)	$(281,908)
Savings	43,177	(98,753)	(55,576)	58,257	(156,439)	(98,182)	74,158	(52,268)	21,890
Certificates of deposit	(37,596)	(210,941)	(248,537)	(341,945)	(792,064)	(1,134,009)	154,446	(242,898)	(88,452)
Federal funds purchased	441	(39)	402	(4,195)	(3,027)	(7,222)	(32,553)	(346)	(32,899)
Securities sold under agreements to repurchase	(15,582)	(9,032)	(24,614)	(81,084)	(97,783)	(178,867)	(175,611)	(176,022)	(351,633)
Demand notes issued to U.S. Treasury	(3,731)	(4,462)	(8,193)	(86)	(21,107)	(21,193)	(4,814)	(25,331)	(30,145)

Interest expense	$29,450	$(629,607)	$(600,157)	$(228,501)	$(1,897,976)	$(2,126,477)	$86,090	$(849,237)	$(763,147)

Decrease in net interest income			$(110,224)			$(408,782)			$(917,628)

(1)	Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

	2003			2002			2001
		Interest	Average		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate	Balance	Earned	Rate	Balance	Earned	Rate
Interest-Earning Assets
Loans	$130,056,441	$6,740,418	5.18%	$117,654,356	$6,946,892	5.90%	$108,786,605	$8,839,864	8.13%
Investment securities available for sale	21,202,689	1,008,160	4.75%	23,316,609	1,458,768	6.26%	29,494,213	1,812,332	6.14%
Investment securities held to maturity	—	—	—	—	—	—	—	—	—
Federal funds sold	11,275,653	106,512	.95%	10,412,467	159,756	1.53%	12,506,915	448,317	3.58%
Other investments	7,693	71	.92%	7,606	126	1.66%	7,415	288	3.88%

Total earning assets	$162,542,476	$7,855,161	4.83%	$151,391,038	$8,565,542	5.66%	$150,795,148	$11,100,801	7.36%

Interest-Bearing Liabilities:
Interest bearing transaction accounts	$63,385,795	$257,012	.41%	$58,211,499	$520,651	.89%	$51,494,772	$1,207,655	2.35%
Savings	14,771,142	85,337	.58%	10,547,694	140,913	1.34%	8,097,112	239,095	2.95%
Certificates of deposit	27,820,776	415,406	1.49%	29,585,376	663,943	2.24%	38,213,925	1,797,952	4.70%
Federal funds purchased	35,890	535	1.49%	6,781	133	1.96%	119,726	7,355	6.14%
Securities sold under agreement to repurchase	77,284	351	.45%	2,412,766	24,965	1.03%	5,809,464	203,832	3.51%
Demand notes issued to U.S. Treasury	685,209	6,006	.88%	1,004,327	14,199	1.41%	1,006,775	35,392	3.52%

Total interest bearing liabilities	$106,776,096	$764,647	.72%	$101,768,443	$1,364,804	1.34%	$104,741,774	$3,491,281	3.33%

Net interest spread			4.12%			4.32%			4.03%
Net interest margin			4.36%			4.76%			5.05%
Net interest income		$7,090,514			$7,200,738			$7,609,520

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis. Average loan balances include non-accrual loans.

LOAN PORTFOLIO COMPOSITION

The following is a schedule of the Bank’s loan portfolio as of December 31, 2003, as compared to December 31, 2002 and 2001:

	Book Value (in 000’s)
Type	2003	2002	2001
Commercial and industrial loans	$46,687	$46,908	$52,646
Real estate loans	71,289	75,053	59,024
Loans to individuals for household, family and other personal expenditures	7,045	5,863	6,778
All other loans (including overdrafts)	215	63	45

Total loans (excluding unearned income)	$125,236	$127,887	$118,493

As a Bank whose mission is to serve its community, there is a geographic concentration of loans in Charleston, Dorchester and Berkeley Counties.

The Bank had no foreign loans or loans to fund leveraged buyouts (LBO’s) during 2003, 2002 or 2001.

IMPAIRED AND RESTRUCTURED LOANS

The Bank had impaired loans totaling $128,504 as of December 31, 2003 compared to $198,309 as of December 31, 2002. The impaired loans include non-accrual loans with balances at December 31, 2003 and 2002 of $102,588 and $198,309, respectively. The Bank had one restructured loan at December 31, 2003 in the amount of $25,916 and no restructured loans at December 31, 2002. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.

NON-ACCRUAL AND PAST DUE LOANS

The Bank had $102,588 in non-accrual loans as of December 31, 2003, compared to $198,309 as of December 31, 2002. Loans over 90 days past due still accruing interest totaled $163,202 at December 31, 2003. There were no loans over 90 days past due still accruing interest at December 31, 2002.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured, in the process of collection, and management deems it appropriate. If non-accrual loans decrease their past due status to 60 days or less, they are reviewed individually by management, after six months, to determine if they should be returned to accrual status.

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

The allowance for loan losses consists of an estimated reserve for classified loans and an estimated reserve for nonclassified loans. Classified loans are assigned a loss estimate in the allowance for loan loss model based on their risk grade. The loss estimate is based on regulatory guidelines which the Company believes is an appropriate measure of the estimated loss on its classified loans. During 2001, the loss estimates for classified loans were decreased to 5% from 10% for other loans especially mentioned and to 15% from 20% for substandard loans. The loss estimates for doubtful and loss loans remained constant at 50% and 100%, respectively. Nonclassified loans are assigned a loss ratio in the allowance for loan loss model based on the Company’s three year historical loss ratio. The Company believes the three year historical loss ratio is a reasonable estimate of the existing losses in the nonclassified loan portfolio. The Company provided unallocated reserves totaling $55,697 and $76,309 at December 31, 2003 and 2002 respectively, related to other inherent losses in the portfolio.

The total provision for loan losses for 2003 was $9,230 compared to $195,000 for 2002. During 2003, loan losses of $219,411 and recoveries of $18,370 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,169,627 or .93% of total loans at December 31, 2003, compared to $1,361,438 or 1.06% of total loans at December 31, 2002. The decrease is due to a decrease in classified loans from $4.0 million at December 31, 2002 to $3.2 million at December 31, 2003 and a decrease in delinquencies which reduced the required allowance for loan losses by approximately $148,000.

Net charge-offs were $201,041 in 2003 or .15% of average loans as compared to $34,653 in 2002 or .03% of average loans. The increase in charge-offs is mainly due to two large relationships totaling $189,189, which were charged off during 2003. Both relationships were adequately reserved by the Company in its allowance model at December 31, 2002, thus not requiring any additional provision expense in 2003. Uncertainty in the economic outlook has increased, making charge-off levels in future periods less predictable. However, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The allowance for loan losses decreased $191,811 or 14.09% to $1,169,627 for the year ended December 31, 2003 from $1,361,438 for the year ended December 31, 2002. Management believes the allowance for loan losses at December 31, 2003 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

The Company’s off-balance sheet arrangements, consist principally of commitments to extend credit described below. At December 31, 2003 and 2002, the Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including unused lines of credit, amounted to $27,367,788 and $29,255,659 at December 31, 2003 and 2002 respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, completion of a construction contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower and the majority of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. At December 31, 2003 and 2002, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 and 2002 was $572,932 and 677,760.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. There were no commitments to originate fixed rate conforming loans at December 31, 2003. The commitments to originate fixed rate conforming loans totaled $457,634 at December 31, 2002. The fair value of these commitments was not significant at December 31, 2002. The Company has forward sales commitments, totaling $1.6 million at December 31, 2003, to sell loans held for sale of $1.6 million. The fair value of these commitments was not significant at December 31, 2003. The Company has no embedded derivative instruments requiring separate accounting treatment.

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

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering and the retention of earnings less dividends paid and the exercising of stock options of $124,000 in 1995, 1996, 1997 and 1998 for a total shareholders’ equity at December 31, 2003, of $19,647,839. The rate of asset growth from the Bank’s inception has not negatively impacted this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at December 31, 2003, for the Bank was 14.65% and at December 31, 2002, was 13.47%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2003 and 2002, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2003.

ACCOUNTING AND REPORTING CHANGES

In June, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (Statement 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting and costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, “Accounting for Asset Retirement Obligations". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003 with no impact.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. The Company will be required to apply FIN 46R as of December 31, 2004. The Company does not have any variable interests in variable interest entities and does not expect any impact upon adoption.

Effective July 1, 2003, the Company adopted SFAS No. 149, (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Management does not believe the provisions of this standard will have a material impact on results of future operations

Effective July 1, 2003 the Company adopted SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer’s equity, or settlement by issuing equity, as liabilities or assets in some circumstance. Forward contracts to repurchase an issuer’s equity shares that require physical settlement in exchange for cash are initially measured at the fair value of shares at inception, adjusted for any consideration or unstated rights or privileges, which is the same as the amount that would be paid under the conditions specified in the contract if settlement occurred immediately. Those contracts and mandatorily redeemable financial instruments are subsequently measured at the present value of the amount to be paid at settlement, if both the amount of cash and the settlement date are fixed, or, otherwise, at the amount that would be paid under the conditions specified in the contract if settlement occurred at the reporting date. Other financial instruments within the scope of SFAS 150 are initially and subsequently measured at fair value, unless required by SFAS 150 or other generally accepted accounting principles to be measured differently. The Company had no impact upon adoption since it had no financial instruments, which it considers to be included within the scope of SFAS 150.

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. The Board of Directors of the Bank approved the cash contribution of $197,500 to The Bank of South Carolina Employee Stock Ownership Plan for the fiscal year ended December 31, 2003. The contribution was made during 2003. An amendment and restatement of the Employee Stock Ownership Plan effective January 1, 2001, was approved by the Board of Directors on February 17, 2002. The Bank is the Plan Administrator. T. Dean Harton, Sheryl G. Sharry and Nathaniel I. Ball, III, currently serve as the Plan Administrative Committee and as Trustees for the Plan. The Plan currently owns 216,067 shares of common stock of Bank of South Carolina Corporation.

Item 7. Financial Statements

Report of Independent Auditors

The Board of Directors
Bank of South Carolina Corporation and subsidiary
Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and subsidiary (the “Corporation”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Greenville, South Carolina
January 15, 2004

BANK OF SOUTH CAROLINA CORPORATION CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2003	2002
ASSETS
Cash and due from banks	$10,616,383	$8,897,068
Interest bearing deposits in other banks	7,725	7,653
Federal funds sold	22,522,973	8,324,145
Investment securities available for sale (amortized cost of $25,947,089 and $20,374,637 in 2003 and 2002, respectively)	26,489,162	21,536,340
Loans	125,235,883	127,887,401
Less: Allowance for loan losses	(1,169,627)	(1,361,438)

Net loans	124,066,256	126,525,963

Premises, equipment and leasehold improvements, net	3,003,812	3,330,524
Accrued interest receivable	494,987	741,326
Other assets	141,351	117,444

Total assets	$187,342,649	$169,480,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand	$51,965,794	$46,373,253
Interest bearing demand	37,253,086	30,210,361
Money market accounts	33,817,453	25,958,000
Certificates of deposit $100,000 and over	16,060,115	13,603,530
Other time deposits	12,720,295	13,036,472
Other savings deposits	14,325,769	15,266,595

Total deposits	166,142,512	144,448,211
Short-term borrowings	953,954	4,539,365
Accrued interest payable and other liabilities	598,344	1,178,758

Total liabilities	167,694,810	150,166,334
Shareholders’ equity:
Common stock - No par, 6,000,000 shares authorized; Issued 2,950,702 shares at December 31, 2003 and 2002 Shares outstanding 2,805,610 at December 31, 2003 and 2002	—	—
Additional paid in capital	20,315,087	16,456,624
Retained earnings	488,339	3,432,788
Treasury stock; 145,092 shares at December 31, 2003 and 2002	(1,497,093)	(1,307,157)
Accumulated other comprehensive income, net of income taxes	341,506	731,874

Total shareholders’ equity	19,647,839	19,314,129

Total liabilities and shareholders’ equity	$187,342,649	169,480,463

Commitments and contingencies (note 7) See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Interest and fee income
Interest and fees on loans	$6,740,418	$6,946,892	$8,839,864
Interest and dividends on investment securities	1,008,160	1,458,768	1,812,332
Other interest income	106,583	159,882	448,605

Total interest and fee income	7,855,161	8,565,542	11,100,801

Interest expense
Interest on deposits	757,755	1,325,507	3,244,702
Interest on short-term borrowings	6,892	39,297	246,579

Total interest expense	764,647	1,364,804	3,491,281

Net interest income	7,090,514	7,200,738	7,609,520
Provision for loan losses	9,230	195,000	335,000

Net interest income after provision for loan losses	7,081,284	7,005,738	7,274,520

Other income
Service charges, fees and commissions	1,124,076	1,058,608	852,908
Mortgage banking income	1,558,103	1,255,070	1,125,490
Other non-interest income	28,963	2,940	27,246
Gain on sale of other real estate owned	36,312	—	—
Gain on sale of securities	—	35,005	—

Total other income	2,747,454	2,351,623	2,005,644

Other expense
Salaries and employee benefits	4,243,693	3,904,851	3,812,318
Net occupancy expense	1,233,608	1,265,665	1,255,903
Other operating expenses	1,434,376	1,381,958	1,489,382

Total other expense	6,911,677	6,552,474	6,557,603

Income before income tax expense	2,917,061	2,804,887	2,722,561
Income tax expense	1,012,348	946,568	919,610

Net income	$1,904,713	$1,858,319	$1,802,951

Basic income per common share	$0.68	$0.66	$0.64

Diluted income per common share	$0.68	$0.66	$0.64

Weighted average shares outstanding
Basic	2,805,610	2,807,259	2,836,385

Diluted	2,815,587	2,812,816	2,836,623

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					ACCUMULATED
		ADDITIONAL			OTHER
	COMMON	PAID IN	RETAINED	TREASURY	COMPREHENSIVE
	STOCK	CAPITAL	EARNINGS	STOCK	INCOME (LOSS)	TOTAL
December 31, 2000	$—	$16,456,624	$2,410,043	$(903,037)	$590,652	$18,554,282
Comprehensive income:
Net income	—	—	1,802,951	—	—	1,802,951
Net unrealized gains on securities (net of tax effect of $176,525)	—	—	—	—	300,944	300,944

Total comprehensive income	—	—	—	—	—	2,103,895

Cash dividends ($0.44 per common share)	—	—	(1,133,615)	—	—	(1,133,615)
Purchase of treasury stock	—	—	—	(223,067)	—	(223,067)

December 31, 2001	$—	$16,456,624	$3,079,379	$(1,126,104)	$891,596	$19,301,495
Comprehensive income:
Net income	—	—	1,858,319	—	—	1,858,319
Net unrealized losses on securities (net of tax effect of $80,257)	—	—	—	—	(137,612)	—
Less: reclassification adjustment for gains included in net income (net of tax effect of $12,895)	—	—	—	—	22,110	—

Total other comprehensive loss (net of tax effect of $93,152)					(159,722)	(159,722)

Total comprehensive income	—	—	—	—	—	1,698,597

Cash dividends ($0.59 per common share)	—	—	(1,504,910)	—	—	(1,504,910)
Purchase of treasury stock	—	—	—	(181,053)	—	(181,053)

December 31, 2002	$—	$16,456,624	$3,432,788	$(1,307,157)	$731,874	$19,314,129
Comprehensive income:
Net income	—	—	1,904,713	—	—	1,904,713
Net unrealized losses on securities (net of tax effect of $229,262)	—	—	—	—	(390,368)	(390,368)

Total comprehensive income	—	—	—	—	—	1,514,345

Issuance of 10% Stock Dividend	—	3,858,463	(3,670,776)	(189,936)	—	(2,249)
Cash dividends ($0.44 per common share)	—	—	(1,178,386)	—	—	(1,178,386)

December 31, 2003	$—	$20,315,087	$488,339	$(1,497,093)	$341,506	$19,647,839

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$1,904,713	$1,858,319	$1,802,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	369,085	404,295	412,638
Gain on sale of securities	—	(35,005)	—
Provision for loan losses	9,230	195,000	335,000
Loss on disposal of fixed assets	—	24,787	—
Gain on sale of other real estate owned	(36,312)	—	—
Deferred income taxes	4,225	(53,100)	187,000
Net (accretion) amortization of unearned discounts/premiums on investment securities	(126,769)	(139,130)	(140,029)
Decrease in accrued interest receivable and other assets	447,469	313,116	533,810
Decrease in accrued interest payable and other liabilities	(225,850)	(345,874)	(344,843)

Net cash provided by operating activities	2,345,791	2,222,408	2,786,527

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	28,470,000	4,444,998	13,645,000
Proceeds from sale of investment securities available for sale	—	517,657	—
Purchase of investment securities available for sale	(33,915,683)	(1,996,876)	—
Net decrease (increase) in loans	2,287,451	(9,429,122)	(14,923,357)
Purchase of premises, equipment and leasehold improvements, net	(42,373)	(317,257)	(210,423)
Proceeds from sale of other real estate owned	199,338	—	—

Net cash used by investing activities	(3,001,267)	(6,780,600)	(1,488,780)

Cash flows from financing activities:
Net increase in deposit accounts	21,694,301	11,309,472	2,044,334
Net decrease in short–term borrowings	(3,585,411)	(343,005)	(3,860,751)
Dividends paid	(1,532,950)	(1,123,747)	(1,393,522)
Fractional shares paid	(2,249)	—	—
Purchase of treasury stock	—	(181,053)	(223,067)

Net cash provided by (used in) financing activities	16,573,691	9,661,667	(3,433,006)

Net increase (decrease) in cash and cash equivalents	15,918,215	5,103,475	(2,135,259)
Cash and cash equivalents at beginning of year	17,228,866	12,125,391	14,260,650

Cash and cash equivalents at end of year	$33,147,081	$17,228,866	$12,125,391

Supplemental disclosure of cash flow data:
Cash paid during the year for:
Interest	$778,139	$1,562,978	$3,677,251

Income taxes	$1,030,713	$907,825	$849,947

Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain (loss) on securities available for sale, net of income taxes	$(390,368)	$(159,722)	$300,944

Real estate acquired through foreclosure	$163,026	$—	$—

Change in dividends payable	$(354,564)	$381,163	$(259,908)

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

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Bank of South Carolina Corporation (the “Company”) and its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). In consolidation, all significant intercompany balances and transactions have been eliminated. Bank of South Carolina Corporation is a one-bank holding company organized under the laws of the State of South Carolina. The Bank provides a broad range of consumer and commercial banking services, concentrating on individuals and small and medium-sized businesses desiring a high level of personalized service.

The reorganization of the Bank into a one-bank holding company became effective on April 17, 1995. Each issued and outstanding share of the Bank’s stock was converted into two shares of the Company’s stock.

Investment Securities: The Company accounts for its investment securities in accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investments are classified into three categories as follows: (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

Loans Receivable Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. At December 31, 2003 and 2002, the Company had approximately $1.4 million and $11.7 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS No. 140), and are included in mortgage banking income in the consolidated statements of operations.

Loans and Allowance for Loan Losses: Loans are carried at principal amounts outstanding. Interest income on all loans is recorded on an accrual basis. The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured, in the process

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of collection, and management deems it appropriate. If non-accrual loans decrease their past due status to 60 days or less, they are reviewed individually by management to determine if they should be returned to accrual status. The Company defines past due loans based on contractual payment and maturity dates.

The Company accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. This statement requires that all creditors value loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan’s fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan’s effective interest rate.

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

Concentration of Credit Risk: The Company’s primary market consist of the counties of Berkeley, Charleston and Dorchester, South Carolina. At December 31, 2003, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

Premises, Equipment and Leasehold Improvements and Depreciation: Buildings and equipment are carried at cost less accumulated depreciation, calculated on the straight-line method over the estimated useful life of the related assets — 40 years for buildings and 3 to 15 years for equipment. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. Maintenance and repairs are charged to operating expenses as incurred.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Real Estate Owned: Other real estate owned is recorded at the lower of fair value less estimated selling costs or cost and is included in other assets on the consolidated balance sheets. There was no other real estate owned at December 31, 2003 or 2002. Gains and losses on the sale of other real estate owned and subsequent write-downs from periodic reevaluation are charged to other operating income.

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

Stock-Based Compensation: The Company has a stock based employee compensation plan as of December 31, 2003 which is described more fully in Note Ten. The Company accounts for this plan using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company has not recognized any compensation cost for its fixed stock option plan as all options granted under the plan have an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock based compensation plan been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net income and earnings per share would have been reduced to the proforma amounts indicated below for the three years ended December 31:

	Year Ended December 31,
(dollars, except per share, in thousands)	2003	2002	2001
Net income, as reported	$1,905	$1,858	$1,803
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(33)	(28)	(18)

Proforma net income	$1,872	$1,830	$1,785

Earnings per share:
Basic — as reported	$0.68	$0.66	$0.64

Basic — proforma	$0.67	$0.65	$0.63

Diluted — as reported	$0.68	$0.66	$0.64

Diluted — proforma	$0.66	$0.65	$0.63

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

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income: The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and net unrealized gains or losses on securities and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Segment Information: The Company reports operating segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS No. 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. The Company has one reporting segment, The Bank of South Carolina.

Derivative Instruments: SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that all derivative instruments be recorded in the statement of financial position at fair value. The accounting for the gain or loss due to change in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

The Company has no embedded derivative instruments requiring separate accounting treatment. The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments and commitments to sell fixed rate conforming loans. The Company does not currently engage in hedging activities.

Cash Flows: Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average reserve requirement was approximately $700,000 and $728,000 for the reserve periods ended December 31, 2003 and 2002, respectively.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2003 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows:

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2003
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Treasury Bills	$15,973,833	$—	$(5,273)	$15,968,560
Other U.S. Treasury Obligations	3,998,249	191,751	—	4,190,000
Federal Agency Securities	3,980,007	239,373	—	4,219,380
Municipal Securities	1,995,000	116,222	—	2,111,222

Total	$25,947,089	$547,346	$(5,273)	$26,489,162

	DECEMBER 31, 2002
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
Other U.S. Treasury Obligations	$11,977,259	$529,641	$—	$12,506,900
Federal Agency Securities	5,932,378	509,502	—	6,441,880
Municipal Securities	2,465,000	122,560	—	2,587,560

Total	$20,374,637	$1,161,703	$—	$21,536,340

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2003, by contractual maturity are as follows:

		ESTIMATED
	AMORTIZED	FAIR
	COST	VALUE
Due in one year or less	$20,218,079	$20,340,005
Due in one year to five years	5,189,010	5,568,933
Due in five years to ten years	540,000	580,224

Total	$25,947,089	$26,489,162

During 2003, there were no sales of investment securities. The Company sold an investment security which resulted in proceeds of $517,657 and a realized gain of $35,005 during 2002.

The carrying value of investment securities pledged to secure deposits and other balances was $18,650,141 and $20,016,577 at December 31, 2003 and 2002, respectively.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross unrealized losses and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003 are as follows:

12 MONTHS OR
	LESS THAN 12 MONTHS		LONGER		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities
U.S. Treasury Bills	$15,968,560	$5,273	$—	$—	$15,968,560	$5,273

The unrealized losses on investments in U.S. Treasury Bills were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

3.	LOANS

Major classifications of loans are as follows:

	DECEMBER 31,
	2003	2002
Commercial loans	$45,007,436	$45,042,708
Commercial real estate	51,100,092	50,908,581
Residential mortgage	14,712,927	9,185,457
Mortgage loans held for sale	1,370,222	11,680,726
Consumer loans	5,340,033	5,414,785
Personal bank lines	7,365,122	5,423,868
Other	340,051	231,276

	125,235,883	127,887,401
Allowance for loan losses	(1,169,627)	(1,361,438)

Loans, net	$124,066,256	$126,525,963

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for loan losses are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Balance at beginning of year	$1,361,438	$1,201,091	$1,558,530
Provision for loan losses	9,230	195,000	335,000
Charge offs	(219,411)	(65,149)	(726,940)
Recoveries	18,370	30,496	34,501

Balance at end of year	$1,169,627	$1,361,438	$1,201,091

The Company grants short to intermediate term commercial and consumer loans to customers throughout its primary market area of Charleston, Berkeley and Dorchester Counties, South Carolina. The Company’s primary market area is heavily dependent on tourism and medical services. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the stability of the economic environment in their primary market including the tourism and medical industries. Except for the fact that the majority of the loan portfolio is located in the bank’s immediate market area, there were no material concentrations of loans in any type of industry, in any type of property or to any one borrower.

As of December 31, 2003 and 2002, the Company had loans on non-accrual totaling $102,588 and $198,309, respectively. The additional amount of gross income that would have been recorded during 2003, 2002 and 2001 if these loans had performed as agreed would have been $2,746, $21,957 and $5,487, respectively. The Company did not recognize any interest income on these loans in 2003, 2002 or 2001 while these loans were on non-accrual.

Loans over 90 days past due still accruing interest totaled $163,202 at December 31, 2003. There were no loans over 90 days past due still accruing interest at December 31, 2002.

At December 31, 2003 and 2002 impaired loans amounted to $128,504 and $198,309, respectively, and their related reserve for loan losses totaled $64,252 and $99,154 at December 31, 2003 and 2002, respectively. The Bank had one restructured loan in the amount of $25,916 at December 31, 2003 and no restructured loans at December 31, 2002. For the years ended December 31, 2003, 2002 and 2001, the average recorded investment in impaired loans was $138,096, $199,235 and $170,963, respectively, and $4,267 in 2003, $1,839 in 2002 and $11,476 in 2001 of interest income was recognized on loans prior to being considered impaired. All of this income was recognized using the accrual method of accounting.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements are summarized as follows:

	DECEMBER 31,
	2003	2002
Bank buildings	$1,797,577	$1,797,577
Land	838,075	838,075
Leasehold purchase	30,000	30,000
Lease improvements	290,483	290,483
Equipment	2,603,724	2,561,351

	5,559,859	5,517,486
Accumulated depreciation	(2,556,047)	(2,186,962)

Total	$3,003,812	$3,330,524

5.	SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

	DECEMBER 31,
	2003	2002
Securities sold under agreements to repurchase	$—	$1,739,365
U.S. Treasury tax and loan deposit notes	953,954	2,800,000

Total	$953,954	$4,539,365

Securities sold under agreements to repurchase with customers mature on demand. At December 31, 2003 there were no securities sold under agreements to repurchase. Securities sold under agreements to repurchase at December 31, 2002 were collateralized by securities in the Company’s investment portfolio. The securities had an amortized cost of $2,299,427 and fair value of $2,417,263 at December 31, 2002. The agreements to repurchase had weighted average interest rates of 1.00% at December 31, 2002. The maximum amount of securities sold under agreements to repurchase outstanding at any month end was $724,845, $4,130,208 and $7,791,148 for the years ended December 31, 2003, 2002 and 2001, respectively. The average amount of outstanding securities sold under agreements to repurchase was $77,284, $2,412,766 and $5,809,464 during the years ended December 31, 2003, 2002 and 2001, respectively. The securities underlying the repurchase agreements were held in safekeeping by an authorized broker. At the maturity dates of these transactions, the securities are returned to the account of the Bank.

At December 31, 2003 and 2002, the Bank had unused short-term lines of credit totaling approximately $19,500,000 and $21,500,000 respectively (which are withdrawable at the lender’s option).

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	INCOME TAXES

Total income taxes for the years ended December 31, 2003, 2002 and 2001 are as follows

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Income from continuing operations	$1,012,348	$946,568	$919,610
Stockholders’ equity, for unrealized gains (losses) on securities available for sale	(229,262)	(93,152)	176,525

Total	$783,086	$853,416	$1,096,135

Income tax expense attributable to income from continuing operations consists of:

	Current	Deferred	Total
YEAR ENDED DECEMBER 31, 2003
U.S. Federal	$926,020	$4,225	$930,245
State and local	82,103	—	82,103

	$1,008,123	$4,225	$1,012,348

YEAR ENDED DECEMBER 31, 2002
U.S. Federal	$910,468	$(46,200)	$864,268
State and local	89,200	(6,900)	82,300

	$999,668	$(53,100)	$946,568

YEAR ENDED DECEMBER 31, 2001
U.S. Federal	$643,610	$187,000	$830,610
State and local	89,000	—	89,000

	$732,610	$187,000	$919,610

Income tax expense attributable to income from continuing operations was $1,012,348, $946,568 and $919,610 for the years ended December 31, 2003, 2002 and 2001 respectively, and differed from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31,
	2003	2002	2001
Computed “expected” tax expense	$991,801	$953,662	$925,671
Increase (reduction) in income taxes Resulting from:
Tax exempt interest income	(35,833)	(42,089)	(45,901)
State income tax, net of federal benefit	54,188	54,318	58,740
Other, net	2,192	(19,323)	(18,900)

	$1,012,348	$946,568	$919,610

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002
Deferred tax assets:
Bad Debt Reserves	$348,874	$434,800

Total gross deferred tax assets	348,874	434,800
Less valuation allowance	—	—

Net deferred tax assets	348,874	434,800

Deferred tax liabilities:
Unrealized gain on securities available for sale	(200,567)	(429,829)
Fixed assets, principally due to differences in depreciation	(108,000)	(100,400)
Other	(33,000)	(122,301)

Total gross deferred tax liabilities	(341,567)	(652,530)

Net deferred tax asset (liability)	$7,307	$(217,730)

There was no valuation allowance for deferred tax assets at either of December 31, 2003 or 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

Tax returns for 2000 and subsequent years are subject to examination by taxing authorities.

7.	COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements to lease equipment and its office facilities under noncancellable operating lease agreements expiring on various dates through 2010. The Company may, at its option, extend the lease of its office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods, extend the lease of its office facility at 100 N. Main Street, Summerville, South Carolina, for two additional five year periods and extend the land lease where the Mt. Pleasant office is constructed for six additional five year periods. Minimum rental commitments for these leases as of December 31, 2003, are as follows:

2004	$432,586
2005	444,870
2006	452,727
2007	133,307
2008	69,423
2009 and thereafter	101,036

Total	$1,633,949

Total rental expense was $384,775, $385,807 and $382,510 in 2003, 2002 and 2001, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including unused lines of credit, amounted to $27,367,788 and $29,255,659 at December 31, 2003 and 2002, respectively.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, completion of a construction contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower; and a majority of these standby letters of credit are generally collateralized. Commitments under standby letters of credit are usually for one year or less. At December 31, 2003 and 2002, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 and 2002 was $572,932 and 677,760, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. There were no commitments to originate fixed rate conforming loans at December 31, 2003. The commitments to originate fixed rate conforming loans totaled $457,634 at December 31, 2002. The fair value of these commitments was not significant at December 31, 2002. The Company has forward sales commitments, totaling $1.6 million at December 31, 2003, to sell loans held for sale of $1.6 million. Such forward sales commitments are to sell loans at par value and are generally funded within 60 days. The fair value of these commitments was not significant at December 31, 2003.

8.	RELATED PARTY TRANSACTIONS

In the opinion of management, loans to officers and directors of the Company are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectibility. There were no outstanding loans to executive officers of the Company as of December 31, 2003 and 2002. Related party loans are summarized as follows:

	DECEMBER 31,
	2003	2002
Balance at beginning of year	$2,520,008	$2,044,764
New loans or advances	3,196,335	3,662,010
Repayments	(3,508,042)	(3,186,766)

Balance at end of year	$2,208,301	$2,520,008

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OTHER EXPENSE

A summary of the components of other operating expense is as follows:

	YEARS ENDED DECEMBER 31,
	2003	2002	2000
Advertising and business development	$23,295	$11,996	$13,726
Supplies	145,921	157,308	203,400
Telephone and postage	194,022	173,718	182,992
Insurance	67,096	56,597	43,288
Professional fees	280,932	229,598	238,254
Data processing services	278,312	276,355	228,996
State and FDIC insurance and fees	46,342	47,323	47,235
Courier service	122,761	111,700	103,502
Other	275,695	317,363	427,989

	$1,434,376	$1,381,958	$1,489,382

10.	INCENTIVE STOCK OPTION PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company has an Incentive Stock Option Plan which was approved in 1998. Under the 1998 Incentive Stock Option Plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. The options are all subject to 5 year initial vesting and become exercisable in 20% annual increments thereafter. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. At December 31, 2003, 217,800 shares of common stock are reserved to be granted under the 1998 Incentive Stock Option Plan and 40,205 of those reserved shares of common stock are available to be granted under the 1998 Incentive Stock Option Plan.

Hugh C. Lane, Jr., President and Chief Executive Officer was granted the option to purchase 18,150 shares of common stock of the Company pursuant to the 1998 Incentive Stock Option Plan at a price of $13.50. Nathaniel I. Ball, III, Executive Vice President and Secretary, and William L. Hiott, Jr., Executive Vice President and Treasurer, were each granted the option to purchase 15,125 shares of Common Stock of the Company pursuant to the 1998 Incentive Stock Option Plan at a price of $12.27.

All outstanding options, option price, and option activity for the stock-based option plan has been retroactively restated to reflect the effects of the 10% stock dividend.

The Company follows APB 25 to account for its stock based option plans. Accordingly, no compensation cost has been recognized for the stock-based option plan as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Refer to Note 1 for details of the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based compensation.

The weighted average fair value per share of options granted in 2003, 2002 and 2001 amounted to $2.86, $2.70 and $2.58, respectively. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: dividend yield of 3.43%, 4.31% and 4.31% for 2003, 2002 and 2001, respectively; historical volatility of 28.38%, 25% and 25% for 2003, 2002 and 2001, respectively; risk-free interest rate of 2.84%, 4.53% and 5.12% for 2003, 2002 and 2001, respectively; expected lives of the options of 7.5 years, 7.5 years and 7.5 years for 2003, 2002 and 2001, respectively. For purposes of the proforma calculation compensation expense is recognized on a straightline basis over the vesting period.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity under the stock-based option plans for the years ended December 31, 2003, 2002, and 2001 follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, January 1	175,175	$12.47	166,980	$12.40	—	$—
Granted	14,850	12.91	10,450	13.57	167,585	12.40
Expired	(12,430)	12.41	(2,255)	12.27	(605)	12.27
Exercised	—	—	—	—	—	—

Outstanding, December 31	177,595	$12.51	175,175	$12.47	166,980	$12.40

At December 31, 2003	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Exercise Prices:	Outstanding	Life	Price	Exercisable	Price
$12.27	135,795	7.4	$12.27	—	$—
$12.91	14,850	9.4	12.90	—	—
$13.50	18,150	7.4	13.50	—	—
$13.57	8,800	8.5	13.57	—	—

	177,595	7.6	$12.51	—	$—

The Company established an Employee Stock Ownership Plan (ESOP) effective January 1, 1989. Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a plan year is eligible to participate in the ESOP. Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code section 415. The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses amounted to $197,500, $150,000 and $237,500 for the years ended December 31, 2003, 2002 and 2001 respectively.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	COMMON STOCK DIVIDEND

On June 19, 2003 the Company declared a 10% stock dividend aggregating approximately 254,915 shares. All share and per share data has been retroactively restated to give effect to the common stock dividend.

12.	INCOME PER COMMON SHARE

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock. All share and per share data have been retroactively restated for all common stock dividends. The Company has no antidilutive securities at December 31, 2003.

The following is a summary of the reconciliation of average shares outstanding for the years ended December 31:

	2003		2002		2001
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	2,805,610	2,805,610	2,807,259	2,807,259	2,836,385	2,836,385
Effect of dilutive securities:
Stock options	—	9,977	—	5,557	—	238

Average shares outstanding	2,805,610	2,815,587	2,807,259	2,812,816	2,836,385	2,836,623

13.	REGULATORY CAPITAL REQUIREMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2003 and 2002, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2003:
Total capital to risk-weighted assets:
Company	$20,476	14.70%	$11,143	8.00%	$	N/A	N/A
Bank	20,406	14.65%	11,143	8.00%		13,929	10.00%
Tier 1 capital to risk-weighted assets:
Company	$19,306	13.86%	$5,572	4.00%	$	N/A	N/A
Bank	19,236	13.81%	5,572	4.00%		8,357	6.00%
Tier 1 capital to average assets:
Company	$19,306	10.67%	$7,235	4.00%	$	N/A	N/A
Bank	19,236	10.63%	7,235	4.00%		9,044	5.00%

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2002:
Total capital to risk-weighted assets:
Company	$19,944	13.72%	$11,630	8.00%	$	N/A	N/A
Bank	19,575	13.47%	11,630	8.00%		14,537	10.00%
Tier 1 capital to risk-weighted assets:
Company	$18,583	12.78%	$5,815	4.00%	$	N/A	N/A
Bank	18,214	12.53%	5,815	4.00%		8,722	6.00%
Tier 1 capital to average assets:
Company	$18,583	11.09%	$6,700	4.00%	$	N/A	N/A
Bank	18,214	10.87%	6,700	4.00%		8,374	5.00%

14.	DISCLOSURES REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

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
The current value of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed rate consumer and commercial loans with maturities greater than three months are valued using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 2003 and 2002, approximates market.

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

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002, are as follows:

	2003
	Carrying	Estimated
	Amount	Fair Value
Cash and due from banks	$10,616,383	$10,616,383
Interest bearing deposits in other banks	7,725	7,725
Federal funds sold	22,522,973	22,522,973
Investments available for sale	26,489,162	26,489,162
Loans (net)	124,066,256	124,135,276
Deposits	166,142,512	166,145,925
Short-term borrowings	953,954	953,954

	2002
	Carrying	Estimated
	Amount	Fair Value
Cash and due from banks	$8,897,068	$8,897,068
Interest bearing deposits in other banks	7,653	7,653
Federal funds sold	8,324,145	8,324,145
Investment securities available for sale	21,536,340	21,536,340
Loans (net)	126,525,963	126,341,526
Deposits	144,448,211	144,506,524
Short-term borrowings	4,539,365	4,539,365

15.	BANK OF SOUTH CAROLINA CORPORATION — PARENT COMPANY

The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. At December 31, 2003, the Bank had available retained earnings of approximately $325,000 for payment of dividends.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2003 and 2002, and the related condensed statements of operations and cash flows for the years ended December 31, 2003, 2002 and 2001, are as follows:

STATEMENTS OF FINANCIAL CONDITION

	2003	2002
Assets
Cash	$379,209	$1,027,805
Investment in wholly-owned bank subsidiary	19,577,246	18,945,504
Other assets	—	4,000

Total assets	$19,956,455	$19,977,309

Liabilities and shareholders’ equity
Dividends payable	$308,616	$663,180
Other liabilities	—	—

Total liabilities	308,616	663,180
Shareholders’ equity	19,647,839	19,314,129

Total liabilities and shareholders’ equity	$19,956,455	$19,977,309

STATEMENTS OF OPERATIONS

	2003	2002	2001
Interest income	$2,882	$14,928	$45,694
Gain on sale of securities	—	35,005	—
Net operating expenses	(50,279)	(26,009)	(34,979)
Dividends received from bank	930,000	1,300,000	1,507,000
Equity in undistributed earnings of subsidiary	1,022,110	534,395	285,236

Net income	$1,904,713	$1,858,319	$1,802,951

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

	2003	2002	2001
Cash flows from operating activities:
Net income	$1,904,713	$1,858,319	$1,802,951
Gain on sale of securities	—	(35,005)	—
Net accretion (amortization) of (discounts) premiums on investment securities	—	(2,381)	(8,164)
Equity in undistributed earnings of subsidiary	(1,022,110)	(534,395)	(285,236)
(Increase) decrease in other assets	4,000	(1,656)	—

Net cash provided by operating activities	886,603	1,284,882	1,509,551

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	—	517,657	—

Net cash provided by investing activities	—	517,657	—

Cash flows from financing activities:
Dividends paid	(1,532,950)	(1,123,747)	(1,393,522)
Fractional shares paid	(2,249)	—	—
Treasury stock purchased	—	(181,053)	(223,067)

Net cash used by financing activities	(1,535,199)	(1,304,800)	(1,616,589)
Net increase (decrease) in cash	(648,596)	497,739	(107,038)
Cash at beginning of year	1,027,805	530,066	637,104

Cash at end of year	$379,209	$1,027,805	$530,066

Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$—	$(26,426)	$8,877

Change in dividend payable	(354,564)	381,163	(259,908)

(Continued)

     BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below represent the quarterly results of operations for the years ended December 31, 2003 and 2002, respectively:

	2003
	FOURTH	THIRD	SECOND	FIRST
Total interest and fee income	$1,879,006	$1,949,422	$1,990,384	$2,036,349
Total interest expense	164,543	173,415	214,640	212,049

Net interest income	1,714,463	1,776,007	1,775,744	1,824,300
Provision for loan losses	(45,770)	(15,000)	25,000	45,000
Net interest income after provisions for loan losses	1,760,233	1,791,007	1,750,744	1,779,300
Other income	483,607	882,205	758,171	623,471
Other expense	1,589,603	1,827,409	1,756,378	1,738,287

Income before income tax expense	654,237	845,803	752,537	664,484
Income tax expense	229,046	293,400	258,800	231,102

Net income	$425,191	$552,403	$493,737	$433,382

Basic income per common share	$.15	$.20	$.18	$.15

Diluted income per common share	$.15	$.20	$.18	$.15

	2002
	FOURTH	THIRD	SECOND	FIRST
Total interest and fee income	$2,114,775	$2,117,192	$2,187,467	$2,146,108
Total interest expense	263,626	335,507	368,162	397,509

Net interest income	1,851,149	1,781,685	1,819,305	1,748,599
Provision for loan losses	—	70,000	75,000	50,000
Net interest income after provisions for loan losses	1,851,149	1,711,685	1,744,305	1,698,599
Other income	713,353	597,289	522,116	518,865
Other expense	1,751,213	1,638,120	1,588,990	1,574,151

Income before income tax expense	813,289	670,854	677,431	643,313
Income tax expense	276,700	225,668	228,900	215,300

Net income	$536,589	$445,186	$448,531	$428,013

Basic income per common share	$.19	$.16	$.16	$.15

Diluted income per common share	$.19	$.16	$.16	$.15

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its President and Chief Executive Officer, Executive Vice President and Secretary and Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Presidential and Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the fourth quarter of 2003, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act

Election of Directors

Seventeen Directors, constituting the entire Board of Directors, will be elected at the Annual Meeting, each to hold office for one year and until a successor shall have been duly elected or appointed and shall have qualified. In the absence of instructions to the contrary, shares of Common Stock represented by properly executed proxies will be voted for the seventeen Nominees listed on pages 50 and 51, all of whom are recommended by the Nominating Committee of the Company and have consented to be named and to serve if elected.

The Company does not presently know of anything that would preclude any Nominee from serving; however, should any Nominee for any reason become unable or unwilling to serve as a Director, the number of Directors to be elected will be reduced accordingly.

The name of each Nominee designated by the Board of Directors of the Company for election as Director of the Company and certain information provided by such Nominee to the Company are set forth in the table below. Eleven of the current Nominees served as initial Directors of the Bank from October 22, 1986, when the Bank’s charter was issued until the first Annual Meeting of Shareholders on April 14, 1987, and were elected to serve a one-year term at such Annual Meeting. John M. Tupper and Thomas W. Myers were first elected as Directors of the Bank during 1993. All of the above thirteen Directors of the bank were elected to serve one-year terms at subsequent Annual Meetings. All of the above thirteen Directors of the Bank were elected Directors of the Company upon its organization in 1995. Alan I. Nussbaum, MD and Edmund Rhett Jr., MD, were first elected as Directors of the Company during 1999. Linda J. Bradley and Steve D. Swanson were first elected as Directors of the Company during 2002. They were all re-elected as Directors of the Company to serve one-year terms at subsequent Annual Meetings. All of the above current Nominees served as Directors of the Company from April 8, 2003, the date of the last Annual Meeting of shareholders.

		Positions and
		Offices Held		Business Experience
		With	Family	1987-2004 and
Name	Age	Corporation	Relationship	Other Directorships
Nathaniel I. Ball, III	62	Executive	None	The Bank of South Carolina (banking)
		Vice President,		1986-2004
		Secretary,
		Director

Dr. Linda J. Bradley, CPA	53	Director	None	Chairman, Department of Accounting – College of Charleston (education) 1993-2004

William T. Cooper	74	Director	None	President, Southeastern Galleries, Inc. (retail furniture and decorating) 1983-2004

C. Ronald Coward	68	Director	None	President — Coward-Hund Construction Company, Inc. (construction) 1976-2004

Leonard C. Fulghum	74	Director	None	Chairman — Ferguson Fulghum, Inc. (painting contractors) 1972-2004

		Positions and
		Offices Held		Business Experience
		With	Family	1987-2002 and
Name	Age	Corporation	Relationship	Other Directorships
T. Dean Harton	58	Director	None	President-Piedmont Hawthorne
				Holdings, Inc. (aviation) 1999-2004;
				President-Hawthorne Corporation
				(aviation) 1986-1999

William L. Hiott, Jr.	59	Executive Vice President, Treasurer, Director	None	The Bank of South Carolina (banking) 1986-2004

Katherine M. Huger	62	Director	None	Assistant Professor of Economics -
				Charleston Southern University
				(education) 1972-2004

Charles G. Lane	49	Director	Brother of	Member — Holcombe, Fair & Lane, LLC
			Hugh C.	(real estate) 1996-2004;
			Lane, Jr.;	Associate-Holcombe & Fair Realtors
			brother-in-	1987-1996
			law of
			Fleetwood S.
			Hassell,
			Senior
			Vice-President

Hugh C. Lane, Jr.	56	President,	Brother of	The Bank of South Carolina (banking)
		Chief Exec-	Charles G.	1986-2004
		utive Officer,	Lane
		Director

Louise J. Maybank	64	Director	None	Active in community programs

Thomas W. Myers	69	Director	None	President — Myers & Associates
				(estate and business insurance
				planning) 1963-2004

Alan I. Nussbaum, MD	52	Director	None	Physician in private practice with
				Rheumatology Associates, PA

Edmund Rhett Jr., MD	56	Director	None	Physician in private obstetrical
				practice with Low Country Obstetrics
				and Gynecology, PA

Thomas C. Stevenson, III	52	Director	None	President – Fabtech, Inc. (metal
				fabrication) 1991-2004;
				Private Investor 1990-91; Chairman of
				the Board – Stevenson
				Hagerty, Inc. (diversified holding
				company) 1984-90

Steve D. Swanson	36	Director	None	President- Automated Trading Desk,
				Inc. (automated limit order stock
				trading) 1989-2004

John M. Tupper	62	Director	None	President — Tupperway Tire and
				Service, Inc. (retail tires and
				service) 1980-2004

The Audit and Compliance Committee of Bank of South Carolina Corporation has determined that it has a member who is an independent director and qualifies as a financial expert under applicable guidelines of the Securities and Exchange Act and her name is Linda J. Bradley, CPA.

Item 10. Executive Compensation

The following table sets forth all remuneration (including remuneration under any contract, authorization or arrangement, whether or not set forth in a formal document) paid during the year ended December 31, 2003, by the Bank to the three Executive Officers of the Company and the Bank whose cash remuneration from the Bank exceeded $100,000.00 dollars for their services in all capacities. Such Officers receive no compensation from the Company as Officers or as Directors or in any other capacity.

		Annual Compensation			Long Term Compensation Awards
Name and				Other Annual
Principal				Compen-		All Other
Position	Year	Salary	Bonus	sation(1)	Options/SARS(2)	Compensation(3)
Hugh C. Lane, Jr.	2003	$153,500.00	—	$5,300.64	0	$9,528.83
CEO & President	2002	153,792.78	—	6,069.84	0	7,515.90
	2001	161,518.10	—	5,872.24	18,500	15,479.09
Nathaniel I. Ball, III	2003	$147,000.00	—	$4,397.40	0	$9,125.61
Executive Vice President	2002	147,128.36	—	4,813.59	0	7,190.20
& Secretary	2001	147,101.45	—	4,634.24	15,125	14,097.48
William L. Hiott, Jr.	2003	$147,000.00	—	$4,397.40	0	$9,125.61
Executive Vice President	2002	147,156.03	—	6,037.92	0	7,191.55
& Treasurer	2001	147,101.45	—	5,827.16	15,125	14,097.48

(1)	Includes same life, disability and health insurance benefits as all other employees of the Bank who work at least 30 hours a week.

(2)	Amounts shown represent the number of shares underlying incentive stock options granted, as adjusted for a 10% stock dividend effective on July 15, 2003.

(3)	Amounts contributed to the Bank’s ESOP.

Non-officer Directors of the Company received $100.00 for each meeting of the Board of Directors of the Company attended and non-officer Directors of the Bank received $250.00 for each meeting of the Board of Directors of the Bank attended and $100.00 Dollars for each Company or Bank Board Committee meeting attended.

On November 2, 1989, the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees for long and faithful service.

An employee of the Bank is eligible to become a participant in the ESOP upon reaching 21 years of age and upon completion of 1,000 hours of service in a plan year. No contributions by employees are permitted. The amount and time of contributions are at the sole discretion of the Board of Directors of the Bank. The contribution for all participants is based solely on each participant’s respective regular or base salary and wages paid by the Bank including commissions, bonuses and overtime, if any.

A participant becomes vested in the Plan upon completion of five years of service. There is no vesting prior to the completion of five years of service.

The Plan became effective as of January 1, 1989.

The Board of Directors of the Bank approved the contribution of $197,500.00 to the ESOP for the fiscal year ended December 31, 2003. The contribution was made during 2003. T. Dean Harton, Sheryl G. Sharry and Nathaniel I. Ball, III, currently serve as Plan Administrators and as Trustee for the Plan. The Plan currently owns 216,067 shares or 7.70% of the Company’s Common Stock.

During the fiscal year ended December 31, 2003, the Company had no plans or arrangements pursuant to which any Officer, Director or principal Shareholder received contingent remuneration or personal benefits other than the contingent remuneration and life, disability and health insurance benefits referred to in the footnotes to the preceding table.

On April 14, 1998, the Shareholders of the Company approved an Incentive Stock Option Plan for the benefit of eligible Officers and employees of the Bank. A total of 180,000 shares were reserved and on April 16, 1998, the Bank granted options to purchase Common Stock in the aggregate amount of 146,000 shares to 52 employees of the Bank (including Officers, such Directors as are also employees and other employees) pursuant to the Incentive Stock Option Plan. These grants include those to Hugh C. Lane, Jr., Nathaniel I. Ball, III, and William L. Hiott, Jr., Executive Officers and Directors. As adjusted for a 10% stock dividend paid on May 15, 1998, 198,000 shares were being held in reserve.

As of July 10, 2000, all option holders, including the above Executive Officers, terminated their existing stock options. There was no obligation on the part of the Company or the Bank of South Carolina to issue additional or replacement options. No options were exercised in 1998, 1999 or 2000. On May 14, 2001, the Bank granted options to purchase Common Stock in the aggregate amount of 152,350 shares to 45 employees of the Bank (including Officers, such Directors as are also employees and other employees) pursuant to the Incentive Stock Option Plan. These grants included those to Hugh C. Lane, Jr., Nathaniel I. Ball, III and William L. Hiott, Jr., Executive Officers and Directors. Except for those options granted to Hugh C. Lane, Jr. as described below, all of the options were granted at an exercise price of $13.50. No additional options were granted during 2001. Additional options for 9,500 shares were granted at an exercise price of $14.925 per share to 4 employees of the Bank during 2002. Options for 13,500 shares with an exercise price of $14.20 per share were granted to 13 employees in 2003. No options were exercised during 2001,2002 or 2003. As adjusted for a 10% stock dividend effective on July 15, 2003, options for 13,330 shares with an exercise price of $12.27 per share and options for 1,650 shares with and exercise price of $13.57 per share have expired.

As adjusted for a 10% stock dividend effective on July 15, 2003, there are currently 217,800 shares being held in reserve. There are currently outstanding options to purchase 18,150 shares at an option price of $13.50, per share 8,800 shares at an option price of $13.57 per share, 14,850 shares at an option price of $12.91 per share, and 135,795 shares at an option price of $12.27 per share, resulting in total outstanding options to purchase 177,595 shares at the prices set forth above.

Hugh C. Lane, Jr., President and Chief Executive Officer, was granted the option to purchase 16,500 shares of Common Stock of the Company pursuant to the Incentive Stock Option Plan at a price of $14.85 per share. This option is exercisable on May 14, 2006 and expires if not exercised on that date. Nathaniel I. Ball, III, Executive Vice President and Secretary and William L. Hiott, Jr., Executive Vice President and Treasurer, were each granted the option to purchase 13,750 shares of Common Stock of the Company pursuant to the Incentive Stock option Plan at a price of $13.50 per share. All of these options are exercisable in five 20% percent increments beginning on and for the year following May 14, 2006 with an additional 20% to be exercisable on and for the year following each successive anniversary. The right to exercise each such 20% of each option is cumulative and will not expire until the 10th anniversary of the date of the grant.

Adjusted for a 10% stock dividend paid on July 15, 2003, Hugh C. Lane, Jr. now has the option to purchase 18,150 shares of Common Stock of the Company at a price of $13.50 per share and Nathaniel I. Ball, III and William L. Hiott, Jr. each now have the option to purchase 15,125 shares at a price of $12.27 per share.

Shown below is information with respect to unexercised options to purchase Common Stock of the Company held by the named Executive Officers at December 31, 2003.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options/SARS		Options/SARS
	# of Shares Acquired	Value	at Year-End (#)		at Year-End (#)
	On Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Hugh C. Lane, Jr.	0	0	0	18,150	0	13,794.00
Nathaniel I. Ball, III	0	0	0	15,125	0	30,098.75
William L. Hiott, Jr.	0	0	0	15,125	0	30,098.75

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the extent known to the Board of Directors of the Company, as of February 23, 2004, the only Shareholders of the Company having beneficial ownership of more than 5% percent of the shares of Common Stock of the Company are as set forth below:

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class
Hugh C. Lane, Jr. (1)	463,387	(2)	16.52%
30 Church Street
Charleston, SC 29401
Charles G. Lane (1)	157,471	(3)	5.61%
10 Gillon Street
Charleston, S.C. 29401
The Bank of South Carolina	216,067	(4)	7.70%
Employee Stock Ownership
Plan and Trust (“ESOP”)
256 Meeting Street
Charleston, SC 29401
Bank of America Corporation (5)	143,374	(6)	5.11%
100 North Tryon Street
Charlotte, NC 28255
N.B. Holdings Corporation (5)	147,374	(7)	5.11%
100 North Tryon Street
Charlotte, NC 28255
Bank of America, N.A. (5)	143,374	(8)	5.11%
100 North Tryon Street
Charlotte, NC 28255

(1)	To the extent known to the Board of Directors, Hugh C. Lane and his wife and children, individually and collectively, have beneficial ownership of 704,187 shares or 25.10% of the outstanding shares. As more fully described in the following footnotes, Hugh C. Lane, Jr. and Charles G. Lane are the only ones of the above who have a beneficial ownership interest in more than 5% percent of the Company’s Common Stock. Hugh C. Lane, Jr. disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote). Charles G. Lane disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote).

(2)	To the extent known to the Board of Directors, Hugh C. Lane, Jr. an Executive Officer and Director of the Bank and the Company, directly owns and has sole voting and investment power with respect to 181,969 shares; as trustee for six trust accounts holding an aggregate of 67,462 shares, he has sole voting and investment power with respect to such shares; as co-trustee for three trust accounts holding 14,674 shares, he has joint voting and investment power with respect to such shares; as a trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment power with respect to 7,150 shares; he is indirectly beneficial owner of 8,984 shares owned by his wife and an aggregate of 83,629 shares held by his wife as custodian for two children, 65,257 shares held by an unemancipated daughter, and 34,262 shares owned by the Employee Stock Ownership Plan and Trust (“ESOP”) in which he has a vested interest. All of the shares beneficially owned by Hugh C. Lane, Jr. are currently owned. Hugh C. Lane, Jr. has had beneficial ownership of more than 5% of the Bank’s Common Stock since October 23, 1986, and more than 10% percent since November 16, 1988.

(3)	To the extent known to the Board of Directors, Charles G. Lane, a Director of the Bank and the Company, directly owns and has sole voting and investment power with respect to 76,512 shares; as a co-trustee for 4 trust accounts holding 16,958 shares, he has joint voting and investment powers with respect to such shares; as a trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment power with respect to 7,150 shares; he is indirectly beneficial owner of 2,927 shares owned by his wife and an aggregate of 53,924 shares held by his wife as custodian for three minor children. All of the shares beneficially owned by Charles G, Lane are currently owned. Charles G. Lane has had beneficial ownership of more than 5% percent of the Bank’s Common Stock since July 19, 1999.

(4)	Thee Trustees of the ESOP, T. Dean Harton, a Director of the Bank and the Company, Sheryl G. Sharry, an Officer of the Bank and Nathaniel I. Ball, III, an Executive Officer and Director of the Bank and the Company, disclaim beneficial ownership of 216,067 shares owned by the ESOP which have been allocated to members of the plan each of whom under the terms of the plan has the right to direct the Trustees as to the manner in which voting rights are to be exercised.

(5)	To the extent known to the Board of Directors, Bank of America Corporation is the parent holding company of N.B. Holdings Corporation. N.B. Holdings Corporation is the parent holding company of Bank of America, N.A. The shares referred to in notes (7) and (8) are a duplication of the shares referred to in note (6).

(6)	To the extent known to the Board of Directors, Bank of America Corporation has shared voting power for 66,176 shares and shared dispositive power for 143,374 shares.

(7)	To the extent know to the Board of Directors, N.B. Holdings Corporation has shared voting power or 66,176 shares and shared dispositive power for 143,374 shares.

(8)	To the extent known to the Board of Directors, Bank of America, N.A., has sole voting power for 64,702 shares, shared voting power for 1,474 shares and shared dispositive power for 143,374 shares (including 77,198 shares held as trustee under the will of Mills B. Lane for the benefit of Hugh C. Lane).

Beneficial Ownership of Common Stock of the Company

The table below sets forth the number of shares of common stock (the only class of outstanding equity securities of the Company) known by the Company to be beneficially owned by each Nominee for election as Director and by the Officers and Directors of the Company as a group as of February 23, 2004. Except as otherwise indicated in the footnotes to the table, the persons named possess sole voting power and investment power with respect to the shares shown opposite their names. As of February 23, 2004, no Officer, Director or Nominee beneficially owned more than 10% of the outstanding shares of the Company other than Hugh C. Lane, Jr. As of February 23, 2004, the Officers, Directors and Nominees beneficially owned 896,684 shares, representing approximately 31.96% of the outstanding shares.

As of February 23, 2004, the beneficial ownership of Common Stock of the Company by all current Directors and each Nominee for Director was as set forth in the following table:

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class
Nathaniel I. Ball, III	47,318	(1)	1.69%
1302 Cove Avenue
Sullivans Island, SC 29482
Dr. Linda J. Bradley, CPA	110		.004%
3401 Waterway Blvd.
Isle of Palms, SC 29451
William T. Cooper	5,856	(1)	.21%
21 Jamestown Road
Charleston, SC 29407
C. Ronald Coward	39,881	(1)	1.42%
537 Planters Loop
Mt. Pleasant, SC 29464
Leonard C. Fulghum	39,572	(1)	1.41%
311 Middle Street
Mt. Pleasant, SC 29464
T. Dean Harton	9,573	(1)	.34%
4620 Lazy Creek Lane
Wadmalaw Island, SC 29487
William L. Hiott, Jr.	98,061	(1)	3.50%
1831 Capri Drive
Charleston, SC 29407
Katherine M. Huger	5,856	(1)	.21%
72 Murray Boulevard
Charleston, SC 29401
Charles G. Lane	157,471	(1)	5.61%
10 Gillon Street
Charleston, SC 29401
Hugh C. Lane, Jr.	463,387	(1)	16.52%
30 Church Street
Charleston, SC 29401

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class
Louise J. Maybank	22,837	(1)	.81%
8 Meeting Street
Charleston, SC 29401
Thomas W. Myers	2,200		.08%
500 Central Avenue
Summerville, SC 29483
Alan I. Nussbaum, M.D.	330		.01%
37 Rebellion Road
Charleston, S. C. 29407
Edmund Rhett, Jr., M.D.	1100	(1)	.04%
45 South Battery
Charleston, S.C. 29401
Thomas C. Stevenson, III	532		.02%
173 Tradd Street
Charleston, SC 29401
Steve D. Swanson	1100		.04%
615 Pitt Street
Mt. Pleasant, SC 29464
John M. Tupper	1,500		.05%
113 Linwood Drive
Summerville, SC 29483

(1)	To the extent known to the Board of Directors, each of the following Directors and Nominees for election as Directors (each of whom directly owns and has sole voting and investment power of all shares beneficially owned by him or her except as set forth in this footnote) indirectly owns the following number of shares: Nathaniel I Ball, III- 99 shares owned by his wife; 22,759 shares owned by the ESOP, in which he has a vested interest; William T. Cooper-an aggregate of 5,324 shares held by a pension plan; C. Ronald Coward-an aggregate of 1,210 shares owned by a company of which he is president and director; Leonard C. Fulghum-an aggregate of 3,910 shares owned by his wife; T. Dean Harton-an aggregate of 2,346 shares owned by his wife and held by his wife as custodian for his step-son; William L. Hiott, Jr.-an aggregate of 10,840 shares directly owned by his wife and by his two children and 22,791 shares owned by the ESOP, in which he has a vested interest; Katherine M. Huger-532 shares owned by her husband; Charles G. Lane-an aggregate of 80,959 shares owned by his wife, held by her as custodian for each of three children, held by him as co-trustee with Hugh C. Lane, Jr., under two trusts for their sisters’ children, held by him as a co-trustee for the children of Hugh C. Lane, Jr. and held by him as a co-trustee under the Hugh C. Lane Irrevocable Trust for the benefit of three of the grandchildren of Hugh C. Lane, and held by him as a trustee of Mills Bee Lane Memorial Foundation; Hugh C. Lane, Jr.-an aggregate of 247,156 shares owned by his wife, held by his wife as custodian for two of their children, held by an unemancipated daughter, held by him as co-trustee with Charles G. Lane under two trusts for their sisters’ children, held by him as co- trustee under the Hugh C. Lane Irrevocable Trust for the benefit of three of the grandchildren of Hugh C. Lane, held by him as a trustee for six trusts for his and his brother’s and sisters’ children, held by him as a trustee of Mills Bee Lane Memorial Foundation, and 34,262 shares owned by the ESOP, in which he has a vested interest; Louise J. Maybank,-9,527 shares held by her as co-trustee for a charitable trust; Edmund Rhett, Jr., 550 shares owned by his wife. All such indirectly owned shares are included in the totals of the number of shares set forth in the above table and beneficially owned by the Directors and Nominees.

As a group, all Directors and Executive Officers (including Hugh C. Lane, Jr., President and Chief Executive Officer; Nathaniel I. Ball, III, Executive Vice President and Secretary; and William L. Hiott, Jr., Executive Vice President and Treasurer) are seventeen in number and beneficially own an aggregate of 896,684 shares, representing 31.96% of the issued and outstanding Common Stock of the Company. All of these shares beneficially owned by the Directors, Nominees and Executive Officers are currently owned.

Item 12. Certain Relationships and Related Transactions

The Company does not have any existing continuing contractual relationships with any Director, Nominee for election as Director or principal Officer of the Company or the Bank, or any Shareholder owning, directly or indirectly, more than 5% percent of the shares of Common Stock of the Company, or any associate of the foregoing persons. Directors, Principal Officers, Nominees for election as Directors, and members of the immediate family of any of the foregoing have had in the past, have at present, and will have in the future, customer relationships with the Bank. Such transactions have been and will continue to be made in the ordinary course of business, made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and such transactions did not and will not involve more than the normal risk of collectibility or present other unfavorable features.

William L. Hiott, Jr. filed an amended Form 4 to correct a failure to report a change in ownership from Indirect to Direct.

Item 13. Exhibits and Reports on Form 8-K

1.	The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-KSB and listed on pages as indicated.

2.	Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB

3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)

3.1	By-laws of the Registrant (Filed with 1995 10-KSB)

4.0	2003 Proxy Statement (Incorporated herein)

10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)

10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)

10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)

10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)

13.0	2003 Annual Report to Shareholders (Incorporated herein)

14.0	Code of Ethics (Incorporated herein)

21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB) The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)

31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

31.4	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

3.	Reports on Form 8-K: None

Item 14. Principal Accountant Fees and Services

Before the independent certified public accountants of the Company and the Bank are engaged to render non-audited services for the Company or the Bank, each engagement is approved by the Audit Committee. All of the audit and tax services provided by KPMG LLP for the fiscal year ending December 31, 2003 were preapproved by the Audit Committee.

The following table sets forth professional fees billed by KPMG to Bank of South Carolina Corporation for professional services rendered for 2003 and 2002:

	2003	2004
Audit Fees (1)	$29,190	$46,250
Tax Fees (2)	11,810	11,250
	$41,000	$57,500

(1)	Aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s Form 10-KSB and Quarterly Reports on Form 10-QSB

(2)	Consists of tax compliance services

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2004	BANK OF SOUTH CAROLINA CORPORATION

	By:	/s/ William L. Hiott, Jr.
William L. Hiott, Jr.
Executive Vice President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 18, 2004	/s/ Nathaniel I. Ball, III
Nathaniel I. Ball, III, Executive Vice President,
Secretary and Director

March 18, 2004	/s/ Dr. Linda J. Bradley, CPA
Dr. Linda J. Bradley, CPA, Director

March 18, 2004	/s/ William T. Cooper
William T. Cooper, Director

March 18, 2004	/s/ C. Ronald Coward
C. Ronald Coward, Director

March 18, 2004	/s/ Leonard C. Fulghum
Leonard C. Fulghum, Director

March 18, 2004	/s/ T. Dean Harton
T. Dean Harton, Director

March 18, 2004	/s/ William L. Hiott, Jr.
William L. Hiott, Jr., Executive Vice President,
Treasurer & Director

March 18, 2004	/s/ Katherine M. Huger
Katherine M. Huger, Director

March 18, 2004	/s/ Charles G. Lane
Charles G. Lane, Director

March 18, 2004	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr., President,
Chief Executive Officer & Director

March 18, 2004	/s/ Louise J. Maybank
Louise J. Maybank, Director

March 18, 2004	/s/ Thomas W. Myers
Thomas W. Myers, Director

March 18, 2004	/s/ Alan I. Nussbaum,
Alan I. Nussbaum, M.D.

March 18, 2004	/s/ Edmund Rhett, Jr.,
Edmund Rhett, Jr. ,M.D.

March 18, 2004	/s/ Thomas C. Stevenson III
Thomas C. Stevenson, III, Director

March 18, 2004
Steve D. Swanson, Director

March 18, 2004	/s/ John M. Tupper
John M. Tupper, Director