Form 10QSB
period 2004-03-31
BANK OF SOUTH CAROLINA CORP
filed 2004-05-14
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2004

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

Yes ☒     No ☐

As of May 14, 2004, there were 2,805,610 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐     No ☒

Table of Contents
BANK OF SOUTH CAROLINA CORPORATION

Report on Form 10-QSB
for quarter ended
March 31, 2004

PART I — ITEM 1 — FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2004	December 31, 2003
Assets:
Cash and due from banks	$9,990,758	$10,616,383
Interest bearing deposits in other banks	7,739	7,725
Federal funds sold	16,530,760	22,522,973
Investment securities available for sale	32,390,115	26,489,162
Loans	127,422,170	125,235,883
Allowance for loan losses	(1,147,174)	(1,169,627)

Net loans	126,274,996	124,066,256

Premises and equipment, net	2,938,088	3,003,812
Accrued interest receivable	579,296	494,987
Other assets	323,017	141,351

Total assets	$189,034,769	$187,342,649

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$54,232,193	$51,965,794
Interest bearing demand	36,631,057	37,253,086
Money market accounts	36,089,633	33,817,453
Certificates of deposit $100,000 and over	13,914,744	16,060,115
Other time deposits	12,398,079	12,720,295
Other savings deposits	14,827,570	14,325,769

Total deposits	168,093,276	166,142,512

Short-term borrowings	448,637	953,954
Accrued interest payable and other liabilities	786,014	598,344

Total liabilities	169,327,927	167,694,810

Common Stock — No par value;
6,000,000 shares authorized; issued 2,950,702 shares at March 31, 2004 and December 31, 2003; outstanding 2,805,610 shares at March 31, 2004 and December 31, 2003	—	—
Additional paid in capital	20,315,087	20,315,087
Retained earnings	600,284	488,339
Treasury stock – 145,092 shares at March 31, 2003 and December 31, 2002	(1,497,093)	(1,497,093)
Accumulated other comprehensive income, net of income taxes	288,564	341,506

Total shareholders’ equity	19,706,842	19,647,839

Total liabilities and shareholders’ equity	$189,034,769	$187,342,649

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
Interest and fee income
Interest and fees on loans	$1,602,380	$1,688,306
Interest and dividends on investment securities	202,410	328,690
Other interest income	37,427	19,353

Total interest and fee income	1,842,217	2,036,349

Interest expense
Interest on deposits	154,009	210,118
Interest on short-term borrowings	1,041	1,931

Total interest expense	155,050	212,049

Net interest income	1,687,167	1,824,300
Provision for loan losses	5,000	45,000

Net interest income after provision for loan losses	1,682,167	1,779,300

Other income
Service charges, fees and commissions	279,556	273,483
Mortgage banking income	147,904	190,615
Other non-interest income	9,250	7,013
Gain on sale of other real estate owned	—	—

Total other income	436,710	471,111

Other expense
Salaries and employee benefits	848,508	896,355
Net occupancy expense	303,042	327,718
Other operating expenses	314,575	361,854

Total other expense	1,466,125	1,585,927

Income before income tax expense	652,752	664,484
Income tax expense	232,189	231,102

Net income	$420,563	$433,382

Basic earnings per share	$.15	$.15

Diluted earnings per share	$.15	$.15

Weighted average shares outstanding
Basic	$2,805,610	$2,805,610

Diluted	$2,822,281	$2,805,610

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THREE MONTHS MARCH 31, 2004 AND 2003

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total
December 31, 2002	$—	$16,456,624	$3,432,788	$(1,307,157)	$731,874	$19,314,129

Comprehensive income:

Net income	—	—	433,382	—	—	433,382

Net unrealized loss on securities (net of tax benefit of $77,288)	—	—	—	—	(131,599)	(131,599)

Comprehensive income	—	—	—	—	—	301,783

Cash Dividends ($0.11 per common share)	—	—	(280,575)	—	—	(280,575)

March 31, 2003	$—	$16,456,624	$3,585,595	$(1,307,157)	$600,275	$19,335,337

December 31, 2003	$—	$20,315,087	$488,339	$(1,497,093)	$341,506	$19,647,839

Comprehensive income:

Net income	—	—	420,563	—	—	420,563

Net unrealized loss on securities (net of tax benefit of $31,092)	—	—	—	—	(52,942)	(52,942)

Total comprehensive income	—	—	—	—	—	367,621

Cash dividends ($0.11 per common share)	—	—	(308,618)	—	—	(308,618)

March 31, 2004	$—	$20,315,087	$600,284	$(1,497,093)	$288,564	$19,706,842

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$420,563	$433,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,007	104,691
Net accretion of unearned discounts on investments	(41,565)	(33,240)
Provision for loan losses	5,000	45,000
(Increase) decrease in accrued interest receivable and other assets	(234,883)	98,890
Increase in accrued interest payable and other liabilities	187,670	214,790

Net cash provided by operating activities	412,792	863,513

Cash flows from investing activities:
Purchase of investment securities available for sale	(15,943,422)	(1,994,250)
Maturities and sales of investment securities available for sale	10,000,000	4,000,000
Net increase in loans	(2,213,740)	(4,626,960)
Purchase of premises and equipment	(10,283)	(8,912)

Net cash used in investing activities	(8,167,445)	(2,630,122)

Cash flows from financing activities:
Net increase in deposit accounts	1,950,764	8,376,894
Net decrease in short-term borrowings	(505,317)	(4,051,803)
Dividends paid	(308,618)	(663,180)

Net cash provided by financing activities	1,136,829	3,661,911

Net (decrease) increase in cash and cash equivalents	(6,617,824)	1,895,302
Cash and cash equivalents, beginning of period	33,147,081	17,228,866

Cash and cash equivalents, end of period	$26,529,257	$19,124,168

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$170,018	$187,694

Income taxes	$8,330	$18,335

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$—	$(382,605)

Change in unrealized gain on available for sale securities	$(52,942)	$(131,599)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 1: Basis of Presentation

Bank of South Carolina Corporation (the Company) was organized as a South Carolina corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 3: Stock-Based Compensation

The Company has a stock based employee compensation plan as of March 31, 2004 which is more fully described in Note One to the Consolidated Financial Statements in the Company’s Annual Report on 10KSB for the year ended December 31, 2003. The Company accounts for the plan using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company has not recognized any compensation cost for its fixed stock option plan as all options granted under the plan have an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock based compensation plan been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net income and earnings per share would have been reduced to the proforma amounts indicated below for the three months ended March 31:

(dollars, except per share, in thousands)	2004	2003
Net income, as reported	$420,563	$433,382
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,908	7,536

Proforma net income	$412,655	$425,846

Earnings per share:
Basic — as reported	$0.15	$0.15

Basic — proforma	$0.15	$0.15

Diluted — as reported	$0.15	$0.15

Diluted — proforma	$0.15	$0.15

NOTE 4: Shareholders’ Equity

A regular quarterly cash dividend of $.11 per share was declared on March 18, 2004, for shareholders of record at March 31, 2004, payable April 30, 2004. Income per common share for the quarter ended March 31, 2004 and for the quarter ended March 31, 2003 was calculated as follows:

	FOR THE QUARTER ENDED MARCH 31, 2004
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$420,563

Basic income available to common shareholders	$420,563	2,805,610	$.15

Effect of dilutive options		16,671

Diluted income available to common shareholders	$420,563	2,822,281	$.15

	FOR THE QUARTER ENDED MARCH 31, 2003
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$433,382

Basic income available to common shareholders	$433,382	2,805,610	$.15

Effect of dilutive options		155

Diluted income available to common shareholders	$433,382	2,805,765	$.15

NOTE 5: Comprehensive Income

Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and net unrealized gains or losses on certain investments in debt securities for the three months ended March 31, 2004 and 2003 and “accumulated other comprehensive income” as of March 31, 2004 and 2003 is comprised solely of unrealized gains and losses on certain investments in debt securities.

Total comprehensive income is $367,621 and $301,783, respectively, for the three months ended March 31, 2004 and 2003.

NOTE 6: Adoption of New Accounting Standards

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. The Company will be required to apply FIN 46R as of December 31, 2004. The Company does not have any variable interest in variable interest entities and does not expect any impact upon adoption.

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally-developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Company is currently evaluating the impact of applying the requirements of SAB 105. At this time, it is anticipated that the effect will not be material to future financial statements.

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

The Company’s significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2003. Of the significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most subjective accounting policy due to the significant degree of management judgment. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Provision for Loan Losses.”

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003
The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income decreased $12,819 or 3% to $420,563, or basic and diluted earnings per share of $.15, for the three months ended March 31, 2004, from $433,382, or basic and diluted earnings per share of $.15, for the three months ended March 31,2003.

Net Interest Income
Net interest income decreased $137,133 or 7.52% to $1,687,167 for the three months ended March 31, 2004, from $1,824,300 for the three months ended March 31, 2003. Total interest and fee income decreased $194,132 or 9.53% for the three months ended March 31, 2004, to $1,842,217 from $2,036,349 for the three months ended March 31, 2003. Average interest earning assets increased from $154.7 million for the three months ended March 31, 2003, to $169.8 million for the three months ended March 31, 2004. The yield on interest earning assets decreased 98 basis points between periods to 4.36% for the three months ended March 31, 2004, compared to 5.34% for the same period in 2003. The decrease in yield on average interest earning assets is due to a decrease in the yield on average investments of 319 basis points to 3.02% for the three months ended March 31, 2004, compared to 6.21 for the three months ended March 31, 2003. This decrease is due to the reinvestment of maturing securities at lower yields. Average yield on loans decreased 26 basis points to 5.14 for the three months ended March 31, 2004, compared to 5.44 for the three months ended March 31, 2003. This decrease in yield is due to the fact that the majority of the Bank’s loans reprice with the Bank’s prime rate. The Bank’s prime rate was 4.125% and 4.25% at March 31, 2004 and 2003, respectively. The yield on average other earning assets was .87% for the three months ended March 31, 2004, compared to 1.07% for the three months ended March 31, 2003.

Total interest expense decreased $56,999 or 26.88% to $155,050 for the three months ended March 31, 2004, from $212,049 for the three months ended March 31, 2003. The decrease in interest expense is primarily due to a decrease in the average cost of funds. Interest on deposits for the three months ended March 31, 2004, was $154,009 compared to $210,118 for the three months ended March 31, 2003, a decrease of $56,109 or 26.70%. Total interest bearing deposits averaged approximately $112.7 million for the three months ended March 31, 2004, as compared to $101.1 million for the three months ended March 31, 2003. Short-term borrowings averaged approximately $537 thousand for the three months ended March 31, 2004, compared to approximately $954 thousand for the three months ended March 31, 2003. Short-term borrowings consist of demand notes to the U. S. Treasury and securities sold under agreement to repurchase. The average cost of interest bearing liabilities was .55% and .84% for the three months ended March 31, 2004 and 2003, respectively, a decrease of 29 basis points. This decrease in cost of funds is a result of the decreasing interest rate environment.

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

The total provision for loan losses for the quarter ended March 31, 2004, was $5,000 compared to $45,000 for the quarter ended March 31, 2003. During the quarter ended March 31, 2004, charge-offs of $31,138 and recoveries of $3,685 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,147,174 or .90% of total loans at March 31, 2004, compared to $1,169,627 or .93% of total loans at December 31, 2003. The decrease is due to a decrease in classified loans from $3.2 million at December 31, 2003 to $2.7 million at March 31, 2004, which reduced the required allowance for loan losses by approximately $85,000.

The Bank had impaired loans totaling $123,157 as of March 31, 2004, compared to $163,026 as of March 31, 2003. The impaired loans include non-accrual loans with balances at March 31, 2004 and 2003 of $123,157 and $163,026 respectively. The Bank had no restructured loans at March 31, 2004 and 2003, respectively. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to 60 days or less, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest as of March 31, 2004 and 2003.

Net charge-offs were $27,453 for the quarter ended March 31, 2004, as compared to net charge-offs of $47,811 for the quarter ended March 31, 2003. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company has also provided unallocated reserves totaling $51,764 at March 31, 2004 related to other inherent risk in the portfolio. The unallocated reserves were $54,234 at March 31, 2003.

Management believes the allowance for loan losses at March 31, 2004, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

Other Income
Other income for the three months ended March 31, 2004, decreased $34,401 or 7.3% to $436,710 from $471,111 for the three months ended March 31,2003. The decrease is primarily due to a decrease in mortgage banking income. The mortgage banking income decreased $42,711 or 22.41% to $147,904 for the three months ended March 31, 2004, from $190,615 for the three months ended March 31, 2003, due to a decrease in the volume of mortgage loan originations due to an increase in interest rates. Service charges, fees and commissions increased $6,073 or 2.22% to $279,556 for the three months ended March 31, 2004, from $273,483 for the three months ended March 31, 2003, due to an increase in average deposits.

Other Expense
Bank overhead decreased $119,802 or 7.55% to $1,466,125 for the three months ended March 31, 2004, from $1,585,927 for the three months ended March 31, 2003. Other operating expenses decreased $47,279 or 13.07% to $314,575 for the three months ended March 31, 2004, from $361,854 for the three months ended March 31, 2003. This decrease is primarily due to a decrease in professional and directors fees. Salaries and employee benefits decreased $47,847 or 5.34% to $848,508 for the three months ended March 31, 2004, from $896,355 for the three months ended March 31, 2003. This decrease is primarily due to the resignation of a loan officer whose position the Company decided not to fill at this time and another officer currently on an extended medical leave of absence.

Income Tax Expense
During the quarter ended March 31, 2004, the Company’s effective tax rate was 35.57% compared to 34.78% during the quarter ended March 31, 2003.

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

The Company’s off-balance sheet arrangements, consist principally of commitments to extend credit described below. At March 31, 2004 and 2003, the Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including unused lines of credit, amounted to $26,686,659 and $30,728,663 at March 31, 2004 and 2003 respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, completion of a construction contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower and the majority of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. At March 31, 2004, and 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2004 and 2003 was $345,459 and $823,335 respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at March 31, 2004. The Company has forward sales commitments, totaling $2.9 million at March 31, 2004, to sell loans held for sale of $2.9 million. The fair value of these commitments was not significant at March 31, 2004. The Company has no embedded derivative instruments requiring separate accounting treatment.

Liquidity

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, maturities of repurchase agreements, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company’s primary liquid assets accounted for 31.17% and 22.16% of total assets at March 31, 2004 and 2003, respectively. This increase is due to an increase in federal funds sold of 49.87% and an increase in investment securities available for sale of 67.35%. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as Available for Sale. At March 31, 2004, the Bank had unused short-term lines of credit totaling approximately $18,500,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale. The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. Although such core deposits can be costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At March 31, 2004 and 2003, the Bank’s liquidity ratio was 29.30% and 13.75%, respectively. This increase is primarily due to an increase in federal funds sold and investment securities available for sale as well as an increase in net deposits.

Capital Resources

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering and the retention of earnings less dividends paid and the exercise of stock options for a total shareholders’ equity at March 31, 2004, of $19,706,842. The rate of asset growth from the Bank’s inception has not negatively impacted this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at March 31, 2004, for the Bank is 14.00% and at March 31, 2003, was 13.48%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of March 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At March 31, 2004 and 2003, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

Accounting and Reporting Changes

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable

Interest Entities”, which was issued in January 2003. The Company will be required to apply FIN 46R as of December 31, 2004. The Company does not have any variable interest in variable interest entities and does not expect any impact upon adoption.

On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally-developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Company is currently evaluating the impact of applying the requirements of SAB 105. At this time, it is anticipated that the effect will not be material to future financial statements.

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

ITEM 3
CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its President and Chief Executive Officer, Executive Vice President and Secretary and Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the first quarter of 2004, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

PART II OTHER INFORMATION

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

1.	The Consolidated Financial Statements are included in this Form 10-QSB and listed on pages as indicated.

Page
(1) Consolidated Balance Sheets	3
(2) Consolidated Statements of Operations	4
(3) Consolidated Statements of Shareholders’ Equity and Comprehensive Income	5
(4) Consolidated Statements of Cash Flows	6
(6) Notes to Consolidated Financial Statements	7-9

2.	Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
4.0	2003 Proxy Statement (Filed with 2003 10-KSB)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

3.	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

May 14, 2004	BY:	/s/Hugh C. Lane Jr.

Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/William L. Hiott, Jr.

William L. Hiott, Jr.
Executive Vice President & Treasurer