Form 10QSB
period 2004-06-30
BANK OF SOUTH CAROLINA CORP
filed 2004-08-13
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended           June 30, 2004

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

Yes            X            No

As of August 11, 2004, there were 2,805,610 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes                       No    X

Table of Contents
BANK OF SOUTH CAROLINA CORPORATION

Report on Form 10-QSB
for quarter ended
June 30, 2004

PART I — ITEM 1 — FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets:
	June 30, 2004	December 31, 2003
Cash and due from banks	$10,422,894	$10,616,383
Interest bearing deposits in other banks	7,754	7,725
Federal funds sold	36,037,882	22,522,973
Investment securities available for sale	25,952,014	26,489,162
Loans	119,121,038	125,235,883
Allowance for loan losses	(937,493)	(1,169,627)

Net loans	118,183,545	124,066,256

Premises and equipment, net	2,947,796	3,003,812
Accrued interest receivable	427,680	494,987
Other assets	375,902	141,351

Total assets	$194,355,467	$187,342,649

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$57,336,807	$51,965,794
Interest bearing demand	30,787,804	37,253,086
Money market accounts	44,368,967	33,817,453
Certificates of deposit $100,000 and over	14,091,836	16,060,115
Other time deposits	11,905,779	12,720,295
Other savings deposits	14,436,654	14,325,769

Total deposits	172,927,847	166,142,512
Short-term borrowings	993,651	953,954
Accrued interest payable and other liabilities	690,539	598,344

Total liabilities	174,612,037	167,694,810
Common Stock — No par value; 6,000,000 shares authorized; issued 2,950,702 shares at June 30, 2004 and December 31, 2003; outstanding 2,805,610 shares at June 30, 2004 and December 31, 2003	—	—
Additional paid in capital	20,315,087	20,315,087
Retained earnings	767,498	488,339
Treasury stock – 145,092 shares at June 30, 2004 and December 31, 2003	(1,497,093)	(1,497,093)
Accumulated other comprehensive income, net of income taxes	157,938	341,506

Total shareholders’ equity	19,743,430	19,647,839

Total liabilities and shareholders’ equity	$194,355,467	$187,342,649

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
	2004	2003
Interest and fee income
Interest and fees on loans	$1,579,814	$1,709,456
Interest and dividends on investment securities	190,752	261,101
Other interest income	52,653	19,827

Total interest and fee income	1,823,219	1,990,384

Interest expense
Interest on deposits	152,783	212,551
Interest on short-term borrowings	1,079	2,089

Total interest expense	153,862	214,640

Net interest income	1,669,357	1,775,744
Provision (recovery) of loan losses	(153,000)	25,000

Net interest income after provision (recovery) of loan losses	1,822,357	1,750,744

Other income
Service charges, fees and commissions	288,704	289,137
Mortgage banking income	205,302	285,744
Other non-interest income	5,885	8,066

Total other income	499,891	582,947

Other expense
Salaries and employee benefits	883,455	905,277
Net occupancy expense	297,512	321,157
Other operating expenses	414,831	354,720

Total other expense	1,595,798	1,581,154

Income before income tax expense	726,450	752,537
Income tax expense	250,620	258,800

Net income	$475,830	$493,737

Basic earnings per share	$.17	$.18

Diluted earnings per share	$.17	$.18

Weighted average shares outstanding
Basic	$2,805,610	$2,805,610

Diluted	$2,815,252	$2,805,610

See accompanying notes to consolidated financial statements

	Six Months Ended
	June 30,
	2004	2003
Interest and fee income
Interest and fees on loans	$3,182,195	$3,397,763
Interest and dividends on investment securities	393,161	589,790
Other interest income	90,080	39,180

Total interest and fee income	3,665,436	4,026,733

Interest expense
Interest on deposits	306,792	422,670
Interest on short-term borrowings	2,119	4,020

Total interest expense	308,911	426,690

Net interest income	3,356,525	3,600,043
Provision (recovery) of loan losses	(148,000)	70,000

Net interest income after provision (recovery) of loan losses	3,504,525	3,530,043

Other income
Service charges, fees and commissions	568,259	562,620
Mortgage banking income	353,206	476,359
Other non-interest income	15,135	15,080

Total other income	936,600	1,054,059

Other expense
Salaries and employee benefits	1,731,963	1,801,633
Net occupancy expense	600,554	648,875
Other operating expenses	729,406	716,573

Total other expense	3,061,923	3,167,081

Income before income tax expense	1,379,202	1,417,021
Income tax expense	482,809	489,902

Net income	$896,393	$927,119

Basic earnings per share	$.32	$.33

Diluted earnings per share	$.32	$.33

Weighted average shares outstanding
Basic	$2,805,610	$2,805,610

Diluted	$2,818,767	$2,805,610

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME UNAUDITED)
FOR SIX MONTHS JUNE 30, 2004 AND 2003

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total
December 31, 2002	$—	$16,456,624	$3,432,788	$(1,307,157)	$731,874	$19,314,129
Comprehensive income:
Net income	—	—	927,119	—	—	927,119
Net unrealized loss on securities (net of tax benefit of $102,253)	—	—	—	—	(174,110)	(174,110)

Comprehensive income	—	—	—	—	—	753,009

Issuance of 10% stock dividend	—	3,858,463	(3,670,776)	(189,936)	—	(2,249)
Cash Dividends ($0.22 per common share)	—	—	(561,152)	—	—	(561,152)

June 30, 2003$	—	$20,315,087	$127,979	$(1,497,093)	$557,764	$19,503,737

December 31, 2003	$—	$20,315,087	$488,339	$(1,497,093)	$341,506	$19,647,839
Comprehensive income:
Net income	—	—	896,393	—	—	896,393
Net unrealized loss on securities (net of tax benefit of $107,811)	—	—	—	—	(183,568)	(183,568)

Total comprehensive income	—	—	—	—	—	712,825

Cash dividends ($0.22 per common share)	—	—	(617,234)	—	—	(617,234)

June 30, 2004	$—	$20,315,087	$767,498	$(1,497,093)	$157,938	$19,743,430

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$896,393	$927,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	147,661	210,227
Net accretion of unearned discounts on investments	(91,424)	(63,849)
Provision (recovery) of loan losses	(148,000)	70,000
(Increase) decrease in accrued interest receivable and other assets	(59,433)	112,610
Increase in accrued interest payable and other liabilities	92,195	74,273

Net cash provided by operating activities	837,392	1,330,380

Cash flows from investing activities:
Purchase of investment securities available for sale	(21,917,807)	(7,979,420)
Maturities and sales of investment securities available for sale	22,255,000	8,470,000
Net decrease (increase) in loans	6,030,711	(9,379,761)
Purchase of premises and equipment	(91,645)	(31,817)

Net cash provided by (used in) investing activities	6,276,259	(8,920,998)

Cash flows from financing activities:
Net increase in deposit accounts	6,785,335	15,959,507
Net increase (decrease) in short-term borrowings	39,697	(2,316,127)
Dividends paid	(617,234)	(943,756)
Fractional shares paid	—	(2,249)

Net cash provided by financing activities	6,207,798	12,697,375

Net increase in cash and cash equivalents	13,321,449	5,106,757
Cash and cash equivalents, beginning of period	33,147,081	17,228,866

Cash and cash equivalents, end of period	$46,468,530	$22,335,623

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$330,797	$386,035

Income taxes	$398,361	$464,837

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$—	$(382,604)

Change in unrealized gain on available for sale securities	$(183,568)	$(174,110)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 1: Basis of Presentation
 Bank of South Carolina Corporation (the Company) was organized as a South Carolina corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 3: Stock-Based Compensation: The Company has a stock based employee compensation plan as of June 30, 2004 which is more fully described in Note One to the Consolidated Financial Statements in the Company’s Annual Report on 10KSB for the year ended December 31, 2003. The Company accounts for the plan using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company has not recognized any compensation cost for its fixed stock option plan as all options granted under the plan have an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock based compensation plan been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net income and earnings per share would have been reduced to the proforma amounts indicated below for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended
	June 30,
	2004	2003
Net income, as reported	$475,830	$493,737
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,908	7,812

Proforma net income	$467,922	$485,925

Earnings per share:
Basic — as reported	$0.17	$0.18

Basic — proforma	$0.17	$0.17

Diluted — as reported	$0.17	$0.18

Diluted — proforma	$0.17	$0.17

	Six Months Ended
	June 30,
	2004	2003
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	15,816	15,348

Proforma net income	$880,577	$911,771

Earnings per share:
Basic — as reported	$0.32	$0.33

Basic — proforma	$0.31	$0.32

Diluted — as reported	$0.32	$0.33

Diluted — proforma	$0.31	$0.32

NOTE 4: Shareholders’ Equity
 A regular quarterly cash dividend of $.11 per share was declared on June 17, 2004, for shareholders of record at June 30, 2004, payable July 30, 2004. Income per common share for the quarter ended June 30, 2004 and for the quarter ended June 30, 2003 was calculated as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2004
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$475,830

Basic income available to common shareholders	$475,830	2,805,610	$.17

Effect of dilutive options		9,642

Diluted income available to common shareholders	$475,830	2,815,252	$.17

	FOR THE SIX MONTHS ENDED JUNE 30, 2004
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$896,393

Basic income available to common shareholders	$896,393	2,805,610	$.32

Effect of dilutive options		13,157

Diluted income available to common shareholders	$896,393	2,818,767	$.32

	FOR THE THREE MONTHS ENDED JUNE 30, 2003
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$493,737

Basic income available to common shareholders	$493,737	2,805,610	$.18

Effect of dilutive options		—

Diluted income available to common shareholders	$493,737	2,805,610	$.18

	FOR THE SIX MONTHS ENDED JUNE 30, 2003
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$927,119

Basic income available to common shareholders	$927,119	2,805,610	$.33

Effect of dilutive options		—

Diluted income available to common shareholders	$927,119	2,805,610	$.33

NOTE 5: Comprehensive Income

Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and net unrealized gains or losses on certain investments in debt securities for the three and six months ended June 30, 2004 and 2003 and “accumulated other comprehensive income” as of June 30, 2004 and 2003 is comprised solely of unrealized gains and losses on certain investments in debt securities.

Total comprehensive income was $345,204 and $451,226, respectively, for the three months ended June 30, 2004 and 2003, and $712,825 and $753,009, respectively, for the six months ended June 30, 2004.

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

Balance Sheet
 Deposits remain the Company’s primary source of funds for loans and investments. Average deposits provided funding for 64.16% of average earning assets for the three months ended June 30, 2004, and 65.31% for the three months ended June 30, 2003. The Bank faces stiff competition from other banking companies in gathering deposits. The percentage of funding provided by deposits has increased, and accordingly, the Company has not had to rely on other sources, such as short term borrowings, to fund a portion of loan demand. The breakdown of total deposits by type and the respective percentage of total deposits is as follows:

TYPES OF DEPOSITS

	June 30,		December 31,
	2004	2003	2003
Non-interest bearing demand	57,336,807	53,060,193	51,965,794
Interest bearing demand	30,787,804	32,034,164	37,253,086
Money market accounts	44,368,967	32,671,327	33,817,453
Certificates of deposit $100,000 and over	14,091,836	16,177,539	16,060,115
Other time deposits	11,905,779	12,978,563	12,720,295
Other savings deposits	14,436,654	13,485,932	14,325,769
Total Deposits	172,927,847	160,407,718	166,142,512

Percentage of Deposits
	June 30,		December 31,
	2004	2003	2003
Non-interest bearing demand	33.16%	33.08%	31.28%
Interest bearing demand	17.80	19.97	22.42
Money Market accounts	25.66	20.37	20.35
Certificates of deposit $100,000 and over	8.15	10.09	9.67
Other time deposit	6.88	8.09	7.66
Other savings deposits	8.35	8.40	8.62
Total Deposits	100.00%	100.00%	100.00%

Total deposits increased $12,520,129 or 7.81% to $172,927,847 at June 30, 2004 from $160,407,718 at June 30, 2003 and $6,785,335 or 4.08% from $166,142,512 at December 31, 2003. This increase is due to the success of the Company’s business development program as well as an increase in higher balances maintained by existing customers.

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003
 The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income decreased $17,907 or 4% to $475,830, or basic and diluted earnings per share of $.17 for the three months ended June 30, 2004, from $493,737, or basic and diluted earnings per share of $.18 for the three months ended June 30, 2003.

Net Interest Income
 Net interest income decreased $106,387 or 6% to $1,669,357 for the three months ended June 30, 2004, from $1,775,744 for the three months ended June 30, 2003. Total interest and fee income decreased $167,165 or 8.4% for the three months ended June 30, 2004, to $1,823,219 from $1,990,384 for the three months ended June 30, 2003. Average interest earning assets increased from $160.1 million for the three months ended June 30, 2003, to $176.5 million for the three months ended June 30, 2004. The yield on interest earning assets decreased 89 basis points between periods to 4.15% for the three months ended June 30, 2004, compared to 5.04% for the same period in 2003. The decrease in yield on average interest earning assets is primarily due to a decrease in the yield on average investments of 251 basis points to 2.76% for the three months ended June 30, 2004, compared to 5.27% for the three months ended June 30, 2003. This decrease in yield is due to the reinvestment of maturing securities at lower yields. In addition, the yield on average loans decreased 12 basis points to 5.09% for the three months ended June 30, 2004, compared to 5.21% for the three months ended June 30, 2003. Interest and fees on loans decreased $129,642 or 7.58% to $1,579,814 for the three months ended June 30, 2004, from $1,709,456 for the three months ended June 30, 2003.The decrease in interest and fees on loans is due to a decrease in average loans of $8,217,619 or 6.18% to $124,816,797 for the three months ended June 30, 2004, as compared to $133,034,416 for the three months ended June 30, 2003 and a decrease in average yield as noted above due to a decrease in the prime rate.

Total interest expense decreased $60,778 or 28.32% to $153,862 for the three months ended June 30, 2004, from $214,640 for the three months ended June 30, 2003. The decrease in interest expense is primarily due to a decrease in the average cost of deposits. Interest on deposits for the three months ended June 30, 2004, was $152,783 compared to $212,551 for the three months ended June 30, 2003, a decrease of $59,768 or 28.12%. Total interest bearing deposits averaged approximately $113.2 million for the three months ended June 30, 2004, as compared to $104.6 million for the three months ended June 30, 2003. The average cost of interest bearing deposits was .54% and .82% for the three months ended June 30, 2004 and 2003, respectively, a decrease of 28 basis points. This decrease in cost of funds is a result of the decreasing interest rate environment.

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

The allowance for loan losses consists of an estimated reserve for classified loans and an estimated reserve for unclassified loans. Classified loans are assigned a loss estimate in the allowance for loan loss model based on their risk grade. The loss estimate is based on regulatory guidelines which the Company believes is an appropriate measure of the estimated loss on its classified loans. The loss estimates for classified loans is 5% for other loans especially mentioned and 15% for substandard loans. The loss estimates for doubtful and loss loans is 50% and 100%, respectively. Unclassified loans are assigned a loss ratio in the allowance for loan loss model based on the Company’s three year historical loss ratio adjusted quarterly. In addition, the reserve includes unclassified past due loans greater than 30 days at 2.5%. The Company believes the three year historical loss ratio is a reasonable estimate of the existing losses in the unclassified loan portfolio. The Company periodically reviews its allowance for loan loss model and may make changes to the allowance for loan loss model in the future to better reflect the risk in the portfolio.

Based on the evaluation described above, the Company recorded a recovery of ($153,000) of loan losses for the quarter ended June 30, 2004, compared to a provision for loan losses of $25,000 for the quarter ended June 30, 2003.The decrease in provision for loan losses is due to a decrease in the average three year historical loss ratio used to estimate losses in the unclassified portfolio and a decrease in classified assets. The average three year historical loss ratio was .209% at June 30, 2004 compared to .280% at December 31, 2003 and .294% at June 30, 2003. Classified assets were $2.7 million at June 30, 2004 compared to $3.2 million at December 31, 2003 and $3.9 million at June 30, 2003. The decrease in the average three year historical loss ratio and the decrease in classified assets has caused a decrease in the required allowance for loan loss per the allowance for loan loss model of approximately $268,000 from December 31, 2003 to June 30, 2004 and approximately $412,000 from June 30, 2003 to June 30, 2004.

During the quarter ended June 30, 2004, charge-offs of $64, 342 and recoveries of $7,662 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $937,493 or .79% of total loans at June 30, 2004, compared to $1,169,627 or .93% of total loans at December 31, 2003 and $1,373,654 or 1.00% or total loans at June 30, 2003.

The Bank had impaired loans totaling $225,222 as of June 30, 2004, compared to $246,847 as of June 30, 2003. The impaired loans include non-accrual loans with balances at June 30, 2004 and 2003 of $225,222 and $246,847 respectively. The Bank had no restructured loans at June 30, 2004 and 2003. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six months, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest as of June 30, 2004 and 2003.

Net charge-offs were $56,681 for the three months ended June 30, 2004, as compared to net charge-offs of $9,973 for the three months ended June 30, 2003. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company has also provided unallocated reserves totaling $66,209 at June 30, 2004 related to other inherent risk in the portfolio. The unallocated reserves were $61,675 at June 30, 2003. Management believes the allowance for loan losses at June 30, 2004, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

Other Income
Other income for the three months ended June 30, 2004, decreased $83,056 or 14.25% to $499,891 from $582,947 for the three months ended June 30,2003. The decrease is primarily due to a decrease in mortgage banking income. Mortgage banking income decreased $80,442 or 28.15% to $205,302 for the three months ended June 30, 2004, from $285,744 for the three months ended June 30, 2003, due to a decrease in the volume of mortgage loan originations due to an increase in interest rates.

Other Expense
Bank overhead increased $14,644 or .93% to $1,595,798 for the three months ended June 30, 2004, from $1,581,154 for the three months ended June 30, 2003. Other operating expenses increased $60,111 or 16.95% to $414,831 for the three months ended June 30, 2004, from $354,720 for the three months ended June 30, 2003. This increase is primarily due to an increase in professional fees and an increase in miscellaneous operating expenses. Salaries and employee benefits decreased $21,822 or 2.41% to $883,455 for the three months ended June 30, 2004, from $905,277 for the three months ended June 30, 2003. This decrease is primarily due to the resignation of a loan officer whose position the Company decided not to fill at this time and another officer currently on an extended medical leave of absence.

Income Tax Expense
For the quarter ended June 30, 2004, the Company’s effective tax rate was 34.50% compared to 34.39% during the quarter ended June 30, 2003.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003
The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income decreased $30,726 or 3.31% to $896,393, or basic and diluted earnings per share of $.32, for the six months ended June 30, 2004, from $927,119, or basic and diluted earnings per share of $.33, for the six months ended June 30, 2003.

Net Interest Income
Net interest income decreased $243,518 or 6.76% to $3,356,525 for the six months ended June 30, 2004, from $3,600,043 for the six months ended June 30, 2003. Total interest and fee income decreased $361,297 or 8.97% for the six months ended June 30, 2004, to $3,665,436 from $4,026,733 for the six months ended June 30, 2003. Average interest earning assets increased from $157.4 million for the six months ended June 30, 2003, to $173.2 million for the six months ended June 30, 2004. The yield on interest earning assets decreased 90 basis points between periods to 4.26% for the six months ended June 30, 2004, compared to 5.16% for the same period in 2003. The decrease in yield on average interest earning assets is primarily due to a decrease in the yield on average investments of 284 basis points to 2.89% for the six months ended June 30, 2004, compared to 5.73% for the six months ended June 30, 2003. This decrease is due to the reinvestment of maturing securities at lower yields. Average yield on loans decreased 18 basis points to 5.11% for the six months ended June 30, 2004, compared to 5.29% for the six months ended June 30, 2003. Interest and fees on loans decreased $215,568 or 6.34% to $3,182,195 for the six months ended June 30, 2004, from $3,397,763 for the six months ended June 30, 2003. The decrease in interest and fees on loans is due to a decrease in average loans of $4,326,988 or 3.34% to $125,147,246 for the six months ended June 30, 2004, as compared to $129,474,234 for the six months ended June 30, 2003 and a decrease in average yield as noted above due to a decrease in prime rate.

Total interest expense decreased $117,779 or 27.60% to $308,911 for the six months ended June 30, 2004, from $426,690 for the six months ended June 30, 2003. The decrease in interest expense is primarily due to a decrease in the average cost of deposits. Interest on deposits for the six months ended June 30, 2004, was $306,792 compared to $422,670 for the six months ended June 30, 2003, a decrease of $115,878 or 27.42%. Total interest bearing deposits averaged approximately $112.9 million for the six months ended June 30, 2004, as compared to $102.9 million for the six months ended June 30, 2003. The average cost of interest bearing deposits was .55% and .83% for the six months ended June 30, 2004 and 2003, respectively, a decrease of 28 basis points. This decrease in cost of funds is a result of the decreasing interest rate environment.

Provision for Loan Losses

The total (recovery) of loan losses for the six months ended June 30, 2004, was ($148,000) compared to a provision for loan losses of $70,000 for the six months ended June 30, 2003. During the six months ended June 30, 2004, charge-offs of $95,480 and recoveries of $11,346 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $937,493 or .79% of total loans at June 30, 2004, compared to $1,169,627 or .93% of total loans at December 31, 2003. See additional discussion under Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003 – Provision for Loan Losses.

Net charge-offs were $84,134 for the six months ended June 30, 2004, as compared to net charge-offs of $57,784 for the six months ended June 30, 2003. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

Other Income
Other income for the six months ended June 30, 2004, decreased $117,459 or 11.14% to $936,600 from $1,054,059 for the six months ended June 30,2003. The decrease is primarily due to a decrease in mortgage banking income. Mortgage banking income decreased $123,153 or 25.85% to $353,206 for the six months ended June 30, 2004, from $476,359 for the six months ended June 30, 2003, due to a decrease in the volume of mortgage loan originations due to an increase in interest rates. Service charges, fees and commissions increased $5,639 or 1.00% to $568,259 for the six months ended June 30, 2004, from $562,620 for the six months ended June 30, 2003, due to an increase in average deposits.

Other Expense
Bank overhead decreased $105,158 or 3.32% to $3,061,923 for the six months ended June 30, 2004, from $3,167,081 for the six months ended June 30, 2003. Other operating expenses increased $12,833 or 1.79% to $729,406 for the six months ended June 30, 2004, from $716,573 for the six months ended June 30, 2003. This increase is primarily due to an increase in professional fees as well as an increase in contributions. Salaries and employee benefits decreased $69,670 or 3.87% to $1,731,963 for the six months ended June 30, 2004, from $1,801,633 for the six months ended June 30, 2003. This decrease is primarily due to the resignation of a loan officer whose position the Company decided not to fill at this time and another officer currently on an extended medical leave of absence.

Income Tax Expense
For the quarter ended June 30, 2004, the Company’s effective tax rate was 35.01% compared to 34.57% during the quarter ended June 30, 2003.

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

The Company’s off-balance sheet arrangements, consist principally of commitments to extend credit described below. At June 30, 2004 and 2003, the Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $28,955,032 and $34,224,224 at June 30, 2004 and 2003 respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. At June 30, 2004, and 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2004 and 2003 was $280,209 and $693,585 respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at June 30, 2004. The Company has forward sales commitments, totaling $1.3 million at June 30, 2004, to sell loans held for sale of $1.3 million. The fair value of these commitments was not significant at June 30, 2004. The Company has no embedded derivative instruments requiring separate accounting treatment.

Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale and other short-term investments. The Company’s primary liquid assets accounted for 37.26% and 23.59% of total assets at June 30, 2004 and 2003, respectively. This increase is due to an increase in federal funds sold of 266.47% and an increase in investment securities available for sale of 24.57%. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At June 30, 2004, the Bank had unused short-term lines of credit totaling approximately $18,500,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale. The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. Although such core deposits can be costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At June 30, 2004 and 2003, the Bank’s liquidity ratio was 35.88% and 17.34%, respectively. This increase is primarily due to an increase in federal funds sold and investment securities available for sale as well as an increase in net deposits.

Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for a total shareholders’ equity at June 30, 2004, of $19,743,430. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at June 30, 2004, for the Bank is 13.66% and at June 30, 2003, was 13.55%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of June 30, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At June 30, 2004 and 2003, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

Accounting and Reporting Changes

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. The Company will be required to apply FIN 46R as of December 31, 2004. The Company does not have an interest in variable interest entities and does not expect any impact upon adoption.

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

ITEM 3
CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its President and Chief Executive Officer, Executive Vice President and Secretary and Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending June 30, 2004, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

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

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K

1.	The Consolidated Financial Statements are included in this Form 10-QSB and listed on pages as indicated.

2. Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
4.0	2003 Proxy Statement (Filed with 2003 10-KSB)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street
(Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with
1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC
(Filed with 1995 10-KSB)
31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C.
78m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C.
78m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.
1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Principal Financial Officer pursuant to 18
U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

3. Reports on Form 8-K:

Form 8-K dated April 13, 2004 furnishing under Item 12 Bank of South Carolina Corporation’s first quarter earnings release for 2004.

Form 8-K dated June 17, 2004 announcing under Item 5 an $.11 per share dividend, declared June 17, 2004 to shareholders of record June 30, 2004, payable July 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION
August 11, 2004
	BY:	/s/Hugh C. Lane, Jr.
Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/William L. Hiott, Jr.
William L. Hiott, Jr.
Executive Vice President & Treasurer