Form 10QSB
period 2004-09-30
BANK OF SOUTH CAROLINA CORP
filed 2004-11-05
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2004

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

Yes [X]   No [  ]

As of November 4, 2004, there were 2,805,610 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]   No [X]

Table of Contents
BANK OF SOUTH CAROLINA CORPORATION

Report on Form 10-QSB
for quarter ended
September 30, 2004

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2004	December 31, 2003
Assets:
Cash and due from banks	$9,559,099	$10,616,383
Interest bearing deposits in other banks	7,769	7,725
Federal funds sold	13,599,542	22,522,973
Investment securities available for sale	49,725,382	26,489,162
Loans	123,071,921	125,235,883
Allowance for loan losses	(1,013,829)	(1,169,627)

Net loans	122,058,092	124,066,256

Premises and equipment, net	2,923,977	3,003,812
Accrued interest receivable	515,121	494,987
Other assets	312,281	141,351

Total assets	$198,701,263	$187,342,649

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$57,503,669	$51,965,794
Interest bearing demand	33,983,632	37,253,086
Money market accounts	37,874,231	33,817,453
Certificates of deposit $100,000 and over	19,906,539	16,060,115
Other time deposits	11,551,429	12,720,295
Other savings deposits	16,486,725	14,325,769

Total deposits	177,306,225	166,142,512
Short-term borrowings	842,755	953,954
Accrued interest payable and other liabilities	731,704	598,344

Total liabilities	178,880,684	167,694,810
Common Stock - No par value; 6,000,000 shares authorized; issued 2,950,702 shares at September 30, 2004 and December 31, 2003; outstanding 2,805,610 shares at September 30, 2004 and December 31, 2003	—	—
Additional paid in capital	20,315,087	20,315,087
Retained earnings	883,182	488,339
Treasury stock - 145,092 shares at September 30, 2004 and December 31, 2003	(1,497,093)	(1,497,093)
Accumulated other comprehensive income, net of income taxes	119,403	341,506

Total shareholders’ equity	19,820,579	19,647,839

Total liabilities and shareholders’ equity	$198,701,263	$187,342,649

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30,
	2004	2003
Interest and fee income
Interest and fees on loans	$1,656,412	$1,699,598
Interest and dividends on investment securities	227,029	223,625
Other interest income	83,187	26,199

Total interest and fee income	1,966,628	1,949,422

Interest expense
Interest on deposits	222,269	172,098
Interest on short-term borrowings	1,586	1,318

Total interest expense	223,855	173,416

Net interest income	1,742,773	1,776,006
Provision for (recovery of) loan losses	15,000	(15,000)

Net interest income after provision for (recovery of) loan losses	1,727,773	1,791,006

Other income
Service charges, fees and commissions	269,796	276,665
Mortgage banking income	109,183	316,721
Other non-interest income	7,758	42,988

Total other income	386,737	636,374

Other expense
Salaries and employee benefits	862,740	914,257
Net occupancy expense	297,972	307,251
Other operating expenses	309,313	360,069

Total other expense	1,470,025	1,581,577

Income before income tax expense	644,485	845,803
Income tax expense	220,184	293,400

Net income	$424,301	$552,403

Basic earnings per share	$.15	$.20

Diluted earnings per share	$.15	$.20

Weighted average shares outstanding
Basic	$2,805,610	$2,805,610

Diluted	$2,809,415	$2,826,393

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended
	September 30,
	2004	2003
Interest and fee income
Interest and fees on loans	$4,838,607	$5,097,360
Interest and dividends on investment securities	620,190	813,415
Other interest income	173,267	65,378

Total interest and fee income	5,632,064	5,976,153

Interest expense
Interest on deposits	529,061	594,767
Interest on short-term borrowings	3,705	5,338

Total interest expense	532,766	600,105

Net interest income	5,099,298	5,376,048
Provision for (recovery of) loan losses	(133,000)	55,000

Net interest income after provision for (recovery of) loan losses	5,232,298	5,321,048

Other income
Service charges, fees and commissions	838,055	839,285
Mortgage banking income	462,389	793,081
Other non-interest income	22,893	58,068

Total other income	1,323,337	1,690,434

Other expense
Salaries and employee benefits	2,594,703	2,715,890
Net occupancy expense	898,526	956,126
Other operating expenses	1,038,719	1,076,642

Total other expense	4,531,948	4,748,658

Income before income tax expense	2,023,687	2,262,824
Income tax expense	702,993	783,302

Net income	$1,320,694	$1,479,522

Basic earnings per share	$.47	$.53

Diluted earnings per share	$.47	$.53

Weighted average shares outstanding
Basic	$2,805,610	$2,805,610

Diluted	$2,815,649	$2,812,538

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR NINE MONTHS SEPTEMBER 30, 2004 AND 2003

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total
December 31, 2002	$—	$16,456,624	$3,432,788	$(1,307,157)	$731,874	$19,314,129
Comprehensive income:
Net income	—	—	1,479,522	—	—	1,479,522
Net unrealized loss on securities (net of tax benefit of $185,787)	—	—	—	—	(316,340)	(316,340)

Comprehensive income	—	—	—	—	—	1,163,182

Issuance of 10% stock dividend	—	3,858,463	(3,670,776)	(189,936)	—	(2,249)
Cash dividends ($0.33 per common share)	—	—	(869,769)	—	—	(869,769)

September 30, 2003	$—	$20,315,087	$371,765	$(1,497,093)	$415,534	$19,605,293

December 31, 2003	$—	$20,315,087	$488,339	$(1,497,093)	$341,506	$19,647,839
Comprehensive income:
Net income	—	—	1,320,694	—	—	1,320,694
Net unrealized loss on securities (net of tax benefit of $130,441)	—	—	—	—	(222,103)	(222,103)

Total comprehensive income	—	—	—	—	—	1,098,591

Cash dividends ($0.33 per common share)	—	—	(925,851)	—	—	(925,851)

September 30, 2004	$—	$20,315,087	$883,182	$(1,497,093)	$119,403	$19,820,579

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,320,694	$1,479,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	217,670	291,400
Net accretion of unearned discounts on investments	(213,664)	(93,255)
Provision for (recovery of) loan losses	(133,000)	55,000
(Increase) decrease in accrued interest receivable and other assets	(60,623)	260,849
Increase (decrease) in accrued interest payable and other liabilities	133,360	(32,016)

Net cash provided by operating activities	1,264,437	1,961,500

Cash flows from investing activities:
Purchase of investment securities available for sale	(59,630,100)	(17,957,073)
Maturities and sales of investment securities available for sale	36,255,000	18,470,000
Net decrease (increase) in loans	2,141,164	(2,085,949)
Purchase of premises and equipment	(137,835)	(36,662)

Net cash used in investing activities	(21,371,771)	(1,609,684)

Cash flows from financing activities:
Net increase in deposit accounts	11,163,713	9,760,927
Net decrease in short-term borrowings	(111,199)	(4,179,691)
Dividends paid	(925,851)	(1,224,334)
Fractional shares paid	—	(2,249)

Net cash provided by financing activities	10,126,663	4,354,653

Net (decrease) increase in cash and cash equivalents	(9,980,671)	4,706,469
Cash and cash equivalents, beginning of period	33,147,081	17,228,866

Cash and cash equivalents, end of period	$23,166,410	$21,935,335

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$530,872	$601,625

Income taxes	$552,361	$769,837

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$—	$(354,564)

Change in unrealized gain on available for sale securities	$(222,103)	$(316,340)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2004

NOTE 1: Basis of Presentation

Bank of South Carolina Corporation (the Company) was organized as a South Carolina corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 3: Stock-Based Compensation

The Company has a stock based employee compensation plan as of September 30, 2004 which is more fully described in Note One to the Consolidated Financial Statements in the Company’s Annual Report on 10KSB for the year ended December 31, 2003. The Company accounts for the plan using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company has not recognized any compensation cost for its fixed stock option plan as all options granted under the plan have an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock based compensation plan been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net income and earnings per share would have been reduced to the proforma amounts indicated below for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended
	September 30,
	2004	2003
Net income, as reported	$424,301	$552,403
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,908	8,087

Proforma net income	$416,393	$544,316

Earnings per share:
Basic — as reported	$0.15	$0.20

Basic — proforma	$0.15	$0.19

Diluted — as reported	$0.15	$0.20

Diluted — proforma	$0.15	$0.19

	Nine Months Ended
	September 30,
	2004	2003
Net income, as reported	$1,320,694	$1,479,522
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	23,724	23,435

Proforma net income	$1,296,970	$1,456,087

Earnings per share:
Basic — as reported	$0.47	$0.53

Basic — proforma	$0.46	$0.52

Diluted — as reported	$0.47	$0.53

Diluted — proforma	$0.46	$0.52

NOTE 4: Shareholders’ Equity

A regular quarterly cash dividend of $.11 per share was declared on September 16, 2004, for shareholders of record at September 30, 2004, payable October 29, 2004. Income per common share for the quarter ended September 30, 2004 and for the quarter ended September 30, 2003 was calculated as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$424,301

Basic income available to common shareholders	$424,301	2,805,610	$.15

Effect of dilutive options		3,805

Diluted income available to common shareholders	$424,301	2,809,415	$.15

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$1,320,694

Basic income available to common shareholders	$1,320,694	2,805,610	$.47

Effect of dilutive options		10,039

Diluted income available to common shareholders	$1,320,694	2,815,649	$.47

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$552,403

Basic income available to common shareholders	$552,403	2,805,610	$.20

Effect of dilutive options		20,783

Diluted income available to common shareholders	$552,403	2,826,393	$.20

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$1,479,522

Basic income available to common shareholders	$1,479,522	2,805,610	$.53

Effect of dilutive options		6,928

Diluted income available to common shareholders	$1,479,522	2,812,538	$.53

NOTE 5: Comprehensive Income

Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and net unrealized gains or losses on certain investments in debt securities for the three and nine months ended September 30, 2004 and 2003 and “accumulated other comprehensive income” as of September 30, 2004 and 2003 is comprised solely of unrealized gains and losses on certain investments in debt securities.

Total comprehensive income was $385,766 and $410,174, respectively, for the three months ended September 30, 2004 and 2003, and $1,098,591 and $1,163,182, respectively, for the nine months ended September 30, 2004 and 2003.

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

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on paragraphs 6 through 20, 22 and 23 of EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 30-01). Paragraph 23 of EITF 03-01 provided for adoption of the related consensus as of the beginning of the third quarter 2004. Subsequent to the FASB’s ratification, in September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1. FSP EITF 03-1-1 effectively delays the guidance in paragraphs 10 through 20 of EITF 03-01 until the FASB issues final guidance, expected in the fourth quarter of 2004. In addition, the FASB issued proposed FSP EITF 03-1-a, which provides guidance on the application of EITF 03-01 to debt securities that are impaired as a result of interest rate and/or sector spread increases. The proposed FSP 03-1-a is expected to be discussed and issued in final form in the fourth quarter of 2004.

Paragraphs 10 through 20 of EITF 03-01 provide guidance on when impairment of debt and equity securities is considered other-than-temporary. This guidance generally states impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary. We are currently evaluating the impact implementation of this guidance could have on our consolidated financial position or results of operations.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

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

Balance Sheet

Deposits remain the Company’s primary source of funds for loans and investments. Average deposits provided funding for 65.21% of average earning assets for the nine months ended September 30, 2004, and 65.04% for the nine months ended September 30, 2003. The Bank faces stiff competition from other banking companies in gathering deposits. The percentage of funding provided by deposits has remained stable, and accordingly, the Company has not had to rely on other sources, such as short term borrowings, to fund a portion of loan demand. The breakdown of total deposits by type and the respective percentage of total deposits is as follows:

TYPES OF DEPOSITS

	September 30,		December 31,
	2004	2003	2003
Non-interest bearing demand	$57,503,669	$49,114,419	$51,965,794
Interest bearing demand	$33,983,632	$33,067,757	$37,253,086
Money market accounts	$37,874,231	$30,543,490	$33,817,453
Certificates of deposit $100,000 and over	$19,906,539	$14,734,163	$16,060,115
Other time deposits	$11,551,429	$12,610,811	$12,720,295
Other savings deposits	$16,486,725	$14,138,498	$14,325,769

Total Deposits	$177,306,225	$154,209,138	$166,142,512

Percentage of Deposits	September 30,		December 31,
	2004	2003	2003
Non-interest bearing demand	32.43%	31.85%	31.28%
Interest bearing demand	19.17%	21.44%	22.42%
Money Market accounts	21.36%	19.81%	20.35%
Certificates of deposit $100,000 and over	11.23%	9.55%	9.67%
Other time deposit	6.51%	8.18%	7.66%
Other savings deposits	9.30%	9.17%	8.62%

Total Deposits	100.00%	100.00%	100.00%

Total deposits increased $23,097,087 or 14.98% to $177,306,225 at September 30, 2004 from $154,209,138 at September 30, 2003 and $11,163,713 or 6.72% from $166,142,512 at December 31, 2003. This increase is due to the success of the Company’s business development program as well as an increase in higher balances maintained by existing customers.

The Company focuses its lending activities on small and middle market business and individuals in its geographic markets. At September 30, 2004 outstanding loans totaled $122,058,092, which equaled 68.84% of total deposits and 61.43% of total assets. The major components of the loan portfolio were commercial loans and commercial real estate. Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkley in South Carolina. The breakdown of total loans by type and the respective percentage of total loans is as follows:

TYPES OF LOANS

	September 30,		December 30,
	2004	2003	2003
Commercial loans	44,101,808	44,362,122	45,007,436
Commercial real estate	51,688,110	54,011,772	51,100,092
Residential mortgage	8,755,631	14,777,129	14,712,927
Mortgage loans held for sale	3,292,946	3,898,447	1,370,222
Consumer loans	6,092,809	5,534,115	5,340,033
Personal bank lines	8,879,209	7,096,868	7,365,122
Other	261,408	230,811	340,051
Total	123,071,921	129,911,264	125,235,883
Allowance for loan losses	(1,013,829)	(1,354,353)	(1,169,627)
Loans, net	122,058,092	128,556,911	124,066,256

Percentage of Loans	September 30,		December 30,
	2004	2003	2003
Commercial loans	35.83	34.15	35.94
Commercial real estate	42.00	41.58	40.80
Residential mortgage	7.11	11.37	11.75
Mortgage loans held for sale	2.68	3.00	1.10
Consumer loans	4.95	4.26	4.26
Personal bank lines	7.22	5.46	5.88
Other	.21	.18	.27

Total	100.00%	100.00%	100.00%

Total loans decreased $6,498,819 or 5.06% to $122,058,092 at September 30, 2004 from $128,556,911 at September 30, 2003 and $2,008,164 or 1.62% from $124,066,256 at December 31, 2003. This decrease is due to an increase in the interest rate and the decrease in mortgage loan demand. Average loans decreased $7,781,208 or 5.94% to $123,124,755 at September 30, 2004 from $130,905,963 at September 30, 2003 and $6,931,686 or 5.33% from $130,056,441 at December 30, 2003. The decrease in average loans is due to the payoff of approximately $5.9 million in loans during the third quarter.

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income decreased $128,102 or 23% to $424,301, or basic and diluted earnings per share of $.15 for the three months ended September 30, 2004, from $552,403, or basic and diluted earnings per share of $.20 for the three months ended September 30,2003.

Net Interest Income

Net interest income decreased $33,233 or 2% to $1,742,773 for the three months ended September 30, 2004, from $1,776,006 for the three months ended September 30, 2003. Total interest and fee income increased $17,206 or .88% for the three months ended September 30, 2004, to $1,966,628 from $1,949,422 for the three months ended September 30, 2003. Average interest earning assets increased from $165.6 million for the three months ended September 30, 2003, to $184.8 million for the three months ended September 30, 2004. The yield on interest earning assets decreased 44 basis points between periods to 4.23% for the three months ended September 30, 2004, compared to 4.67% for the same period in 2003. The decrease in yield on average interest earning assets is primarily due to a decrease in the yield on average investments of 219 basis points to 2.25% for the three months ended September 30, 2004, compared to 4.44% for the three months ended September 30, 2003. This decrease in yield is due to the reinvestment of maturing securities at lower yields. The yield on average loans increased 49 basis points to 5.53% for the three months ended September 30, 2004 compared to 5.04 for the three months ended September 30, 2003. The impact of the increase in yield on average loans was offset by the decline in average loans outstanding of $14,598,994 or 11% between periods. This resulted in a decrease in interest and fees on loans of $43,186 for the three months ended September 30, 2004 as compared to the same period in 2003. These decreases were somewhat offset by an increase in other interest income of $56,988 or 217.52% to $83,187 for the three months ended September 30, 2004, from $26,199 for the three months ended September 30, 2003. This increase is due to an increase in interest earned on federal funds sold and larger balances of federal funds. The federal funds rate increased 43 basis points to 1.30% for the three months ended September 30, 2004 from .87% for the three months ended September 30, 2004.

Total interest expense increased $50,439 or 29.09% to $223,855 for the three months ended September 30, 2004, from $173,416 for the three months ended September 30, 2003. The increase in interest expense is primarily due to an increase in average deposits and the average cost of deposits. Interest on deposits for the three months ended September 30, 2004, was $222,269 compared to $172,098 for the three months ended September 30, 2003, an increase of $50,171 or 29.15%. Total interest bearing deposits averaged approximately $120.4 million for the three months ended September 30, 2004, as compared to $106.8 million for the three months ended September 30, 2003. The average cost of interest bearing deposits was .73% and .64% for the three months ended September 30, 2004 and 2003, respectively, a increase of 9 basis points. This increase in cost of funds is due to a modest increase in interest rates for the period.

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

All loan relationships are reviewed and classified in accordance with the Company’s loan policy. The Company’s classifications are generally based on regulatory definitions of classified assets for other loans especially mentioned, substandard loans, doubtful loans and loss loans. The Company annually reviews its overall Loan Policy.

The allowance for loan losses consists of an estimated reserve for classified loans and an estimated reserve for unclassified loans. Classified loans are assigned a loss estimate in the allowance for loan loss model based on their risk grade. The loss estimate is based on regulatory guidelines which the Company believes is an appropriate measure of the estimated loss on its classified loans. The loss estimates for classified loans is 5% for other loans especially mentioned and 15% for substandard loans. The loss estimates for doubtful and loss loans is 50% and 100%, respectively. Unclassified loans are assigned a loss ratio in the allowance for loan loss model based on the Company’s average historical loss experience for the previous five years, adjusted quarterly. The Company believes the five year historical loss ratio is a reasonable estimate of the existing losses in the unclassified loan portfolio. In addition, the reserve includes unclassified past due loans greater than 30 days at 2.5%. During the quarter ending September 30, 2004, the Company reviewed its allowance for loan loss model and made changes to better reflect the risk in the portfolio. The changes included adding a loss estimate of 1.5% for the loans on the watch list and a loss estimate of 1.0% for certain real estate loans. In prior quarters both watch list loans and real estate loans were included in the unclassified category. In addition, the loss ratio on unclassified loans was adjusted to a five year historical loss ratio from a three year historical loss ratio to better reflect the Company’s credit cycle and to conform with regulatory guidelines.

Based on the evaluation described above, the Company recorded a provision for loan losses of $15,000 for the quarter ended September 30, 2004, compared to a recovery of ($15,000) for the quarter ended September 30, 2003. The increase in the provision for loan losses is due the changes in the loan loss reserve model as described above. The average five year historical loss ratio was .240% at September 30, 2004 compared to the average three year historical loss ratio of ..294% used for the three months ended September 30, 2003 and .209% used for the three months ended June 30, 2004. Classified assets were $2.5 million at September 30, 2004 compared to $3.2 million at December 31, 2003 and $3.8 million at September 30, 2003.

During the quarter ended September 30, 2004, charge-offs of $581 and recoveries of $61,917 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,013,829 or .82% of total loans at September 30, 2004, compared to $1,169,627 or .93% of total loans at December 31, 2003 and $1,354,353 or 1.04% or total loans at September 30, 2003.

The Bank had impaired loans totaling $225,023 as of September 30, 2004, compared to $106,823 as of September 30, 2003. The impaired loans include non-accrual loans with balances at September 30, 2004 and 2003 of $225,023 and $106,823 respectively. The Bank had no restructured loans at September 30, 2004 and 2003. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six months, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest as of September 30, 2004 and 2003.

Net recoveries were $61,336 for the three months ended September 30, 2004, as compared to net charge-offs of $4,300 for the three months ended September 30, 2003. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company had no unallocated reserves at September 30, 2004 related to other inherent risk in the portfolio compared to unallocated reserves of $83,280 at September 30, 2003. The decrease in unallocated reserves between periods is primarily due to the changes in the allowance model during the quarter whereby management identified higher risk categories of unclassified loans and allocated additional allowance for loan losses to those categories as discussed above. Management believes the allowance for loan losses at September 30, 2004, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

Other Income

Other income for the three months ended September 30, 2004, decreased $249,637 or 39.23% to $386,737 from $636,374 for the three months ended September 30,2003. The decrease is primarily due to a decrease in mortgage banking income. Mortgage banking income decreased $207,538 or 65.53% to $109,183 for the three months ended September 30, 2004, from $316,721 for the three months ended September 30, 2003, due to a decrease in the volume of mortgage loan originations due to an increase in interest rates. Other non-interest income for the three months ended September 30, 2004, decreased $35,230 or 81.95% to $7,758 from $42,988 for the three months ended September 30, 2003. The decrease is primarily due to a gain on the sale of other real estate owned in 2003 of $36,311.

Other Expense

Bank overhead decreased $111,552 or 7.05% to $1,470,025 for the three months ended September 30, 2004, from $1,581,577 for the three months ended September 30, 2003. Other operating expenses decreased $50,756 or 14.10% to $309,313 for the three months ended September 30, 2004, from $360,069 for the three months ended September 30, 2003. This decrease is primarily due to a decrease in professional fees and a decrease in miscellaneous operating expenses. Salaries and employee benefits decreased $51,517 or 5.63% to $862,740 for the three months ended September 30, 2004, from $914,257 for the three months ended September 30, 2003. This decrease is primarily due to the resignation of a loan officer whose position the Company decided not to fill at this time and another officer currently on an extended medical leave of absence.

Income Tax Expense

For the quarter ended September 30, 2004, the Company’s effective tax rate was 34.16% compared to 34.69% during the quarter ended September 30, 2003.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income decreased $158,828 or 10.74% to $1,320,694, or basic and diluted earnings per share of $.47, for the nine months ended September 30, 2004, from $1,479,522, or basic and diluted earnings per share of $.53, for the nine months ended September 30,2003.

Net Interest Income

Net interest income decreased $276,750 or 5.15% to $5,099,298 for the nine months ended September 30, 2004, from $5,376,048 for the nine months ended September 30, 2003. Total interest and fee income decreased $344,089 or 5.76% for the nine months ended September 30, 2004, to $5,632,064 from $5,976,153 for the nine months ended September 30, 2003. Average interest earning assets increased from $160.2 million for the nine months ended September 30, 2003, to $177.1 million for the nine months ended September 30, 2004. The yield on interest earning assets decreased 74 basis points between periods to 4.25% for the nine months ended September 30, 2004, compared to 4.99% for the same period in 2003. The decrease in yield on average interest earning assets is primarily due to a decrease in the yield on average investments of 268 basis points to 2.62% for the nine months ended September 30, 2004, compared to 5.30% for the nine months ended September 30, 2003. This decrease is due to the reinvestment of maturing securities at lower yields. Interest and fees on loans decreased $258,753 or 5.08% to $4,838,607 for the nine months ended September 30, 2004, from

$5,097,360 for the nine months ended September 30, 2003. The decrease in interest and fees on loans is due to a decrease in average loans of $7,781,208 or 5.94% to $123,124,755 for the nine months ended September 30, 2004, as compared to $130,905,963 for the nine months ended September 30, 2003 and a decrease in average yield as noted above due to a decrease in prime rate. Other interest income increased $107,888 to $173,267 for the nine months ended September 30, 2004 from $65,378 for the nine months ended September 30,2003 due to an increase in average federal funds sold during the period of $13,511,665.

Total interest expense decreased $67,339 or 11.22% to $532,766 for the nine months ended September 30, 2004, from $600,105 for the nine months ended September 30, 2003. The decrease in interest expense is due to a decrease in the average cost of deposits. Interest on deposits for the nine months ended September 30, 2004, was $529,061 compared to $594,767 for the nine months ended September 30, 2003, a decrease of $65,706 or 11.05%. Total interest bearing deposits averaged approximately $115.5 million for the nine months ended September 30, 2004, as compared to $104.2 million for the nine months ended September 30, 2003. The average cost of interest bearing deposits was .61% and .76% for the nine months ended September 30, 2004 and 2003, respectively, a decrease of 15 basis points. This decrease in cost of funds is a result of the decreasing interest rate environment.

Provision for Loan Losses

The total (recovery) of loan losses for the nine months ended September 30, 2004, was ($133,000) compared to a provision for loan losses of $55,000 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, charge-offs of $96,061 and recoveries of $73,263 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,013,829 or .82% of total loans at September 30, 2004, compared to $1,169,627 or .93% of total loans at December 31, 2003. See additional discussion under Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003 — Provision for Loan Losses.

Net charge-offs were $22,798 for the nine months ended September 30, 2004, as compared to net charge-offs of $62,085 for the nine months ended September 30, 2003. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

Other Income

Other income for the nine months ended September 30, 2004, decreased $367,097 or 21.72% to $1,323,337 from $1,690,434 for the nine months ended September 30,2003. The decrease is primarily due to a decrease in mortgage banking income. Mortgage banking income decreased $330,692 or 41.70% to $462,389 for the nine months ended September 30, 2004, from $793,081 for the nine months ended September 30, 2003, due to a decrease in the volume of mortgage loan originations due to an increase in interest rates. Other non-interest income for the nine months ended September 30, 2004,decreased $35,175 or 60.58% to $22,893 from $58,068 for the nine months ended September 30, 2003. The decrease is primarily due to a gain on the sale of other real estate owned in 2003 of $36,311.

Other Expense

Bank overhead decreased $216,710 or 4.56% to $4,531,948 for the nine months ended September 30, 2004, from $4,748,658 for the nine months ended September 30, 2003. Net occupancy expense decreased $57,600 or 6.02% to $898,526 for the nine months ended September 30, 2004, from $956,126 for the nine months ended September 30, 2003. This decrease is primarily due to a decrease in depreciation on furniture, fixtures and equipment as well as a decrease in depreciation on software . Salaries and employee benefits decreased $121,187 or 4.46% to $2,594,703 for the nine months ended

September 30, 2004, from $2,715,890 for the nine months ended September 30, 2003. This decrease is primarily due to the resignation of a loan officer whose position the Company decided not to fill at this time and another officer currently on an extended medical leave of absence.

Income Tax Expense

For the quarter ended September 30, 2004, the Company’s effective tax rate was 34.74% compared to 34.62% during the quarter ended September 30, 2003.

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

The Company’s off-balance sheet arrangements, consist principally of commitments to extend credit described below. At September 30, 2004 and 2003, the Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $31,888,627 and $29,682,308 at September 30, 2004 and 2003 respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At September 30, 2004, and 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2004 and 2003 was $526,374 and $572,932 respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at September 30, 2004. The Company has forward sales commitments, totaling $3.3 million at September 30, 2004, to sell loans held for sale of $3.3 million. The fair value of these commitments was not significant at September 30, 2004. The Company has no embedded derivative instruments requiring separate accounting treatment.

Liquidity

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company’s primary liquid assets accounted for 36.68% and 24.32% of total assets at September 30, 2004 and 2003, respectively. This increase is due to an increase in federal funds sold of 26.77% and an increase in investment securities available for sale of 141.22%. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At September 30, 2004, the Bank had unused short-term lines of credit totaling approximately $18,500,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale. The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. Although such core deposits can be costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At September 30, 2004 and 2003, the Bank’s liquidity ratio was 35.88% and 25.34%, respectively. This increase is primarily due to an increase in federal funds sold and investment securities available for sale funded by an increase in net deposits.

Capital Resources

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders’ equity at September 30, 2004, of $19,820,579. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk-based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at September 30, 2004, for the Bank is 14.07% and at September 30, 2003 was 14.05%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of September 30, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At September 30, 2004 and 2003, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

Accounting and Reporting Changes

In December 2003, the FASB issued Interpretation No. 46 (revised December, 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January, 2003. The Company will be required to apply FIN 46R as of December 31, 2004. The Company does not have an interest in variable interest entities and does not expect any impact upon adoption.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on paragraphs 6 through 20, 22 and 23 of EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 30-01). Paragraph 23 of EITF 03-01 provided for adoption of the related consensus as of the beginning of the third quarter 2004. Subsequent to the FASB’s ratification, in September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1. FSP EITF 03-1-1 effectively delays the guidance in paragraphs 10 through 20 of EITF 03-01 until the FASB issues final guidance, expected in the fourth quarter of 2004. In addition, the FASB issued proposed FSP EITF 03-1-a, which provides guidance on the application of EITF 03-01 to debt securities that are impaired as a result of interest rate and/or sector spread increases. The proposed FSP 03-1-a is expected to be discussed and issued in final form in the fourth quarter of 2004. Paragraphs 10 through 20 of EITF 03-01 provide guidance on when impairment of debt and equity securities is considered other-than-temporary. This guidance generally states impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary. We are currently evaluating the impact implementation of this guidance could have on our consolidated financial position or results of operations.

Paragraphs 10 through 20 of EITF 03-01 provide guidance on when impairment of debt and equity securities is considered other-than-temporary. This guidance generally states impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary. We are currently evaluating the impact implementation of this guidance could have on our consolidated financial position or results of operations.

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

ITEM 3
CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its President and Chief Executive Officer, Executive Vice President and Secretary and Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending September 30, 2004, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

The Company established a Disclosure Committee on December 20, 2002, made up of the President and Chief Executive Officer, Executive Vice President and Secretary, Executive Vice President and Treasurer, Senior Vice President (Operations), Assistant Vice President (Audit Compliance Officer), Accounting Officer and Senior Vice President (Credit Department). This Committee meets quarterly to review the 10QSB and the 10KSB, to assure that the financial statements, Securities and Exchange Commission filings and all public releases are free of any material misstatements and correctly reflect the financial position, results of operations and cash flows of the Company. This committee also assures that the Company is in compliance with the Sarbanes-Oxley Act.

The Disclosure Committee establishes a calendar each year to assure that all filings are reviewed and filed in a proper manner. The calendar includes the dates of the Disclosure Committee meetings, the dates that the 10QSB and the 10KSB are sent to our independent accountants and to our independent counsel for review as well as the date for the Audit Committee of the Board of Directors to review the reports.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiary from time to time are involved as plaintiff or defendant in various legal actions incident to its business. These actions are not believed to be material either individually or collectively to the consolidated financial condition of the Company or its subsidiary.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

1.	The Consolidated Financial Statements are included in this Form 10-QSB and listed on pages as indicated. Page

(1)	Consolidated Balance Sheets	3
(2)	Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003	4
(3)	Consolidated Statements of Operations for the nine months ended September 30, 2004 and 2003	5
(4)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income	6
(5)	Consolidated Statements of Cash Flows	7
(6)	Notes to Consolidated Financial Statements	8-11

2.	Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)

3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)

3.1	By-laws of the Registrant (Filed with 1995 10-KSB)

4.0	2003 Proxy Statement (Filed with 2003 10-KSB)

10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)

10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)

10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)

10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)

31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

3.	Reports on Form 8-K:

Form 8-K dated July 15, 2004 furnishing under Item 12 Bank of South Carolina Corporation’s second quarter earnings release for 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

November 4, 2004	BY:	/s/ Hugh C. Lane, Jr.

Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/ William L. Hiott, Jr.

William L. Hiott, Jr.
Executive Vice President & Treasurer