Form 10KSB
period 2004-12-31
BANK OF SOUTH CAROLINA CORP
filed 2005-03-04
CIK 1007273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑      No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.
Not applicable

Issuer’s revenues for its most recent fiscal year: $10,602,615

Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on February 25, 2005 was: $24,164,322

As of February 25, 2005, the Registrant has outstanding 2,805,610 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☑

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

Lending services include a full range of commercial, personal and mortgage loans. The Bank’s primary focus is on business lending. The types of commercial loans that are available include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment. From time to time the Bank may make real estate lending for land acquisition, land development or open-end construction loans. The types of personal loans that are available include secured and unsecured loans for such purposes as financing automobiles, home improvements, education, lot acquisition, construction, home equity loans and personal investments. In the fourth quarter of 1993, a residential mortgage lending department was opened with mortgage loans being provided through correspondent relationships. The Bank originates, processes and closes the loan and sells (each individually) to a correspondent.

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

Compliance with federal, state and local provisions regulating the discharge of materials into the environment had no material effect on the capital expenditures, earnings and competitive position of the Bank in the fiscal year ended December 31, 2004.

At year end 2004, the Bank employed 64 people, 5 of whom are part time employees, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.

The business of the Bank is not considered to be seasonal nor is the Bank’s business dependent on any one industry.

In the Bank’s primary service area, there are 12 commercial banks, of which four are considered to have their headquarters in the Bank’s service area. Of the 12 commercial banks, three have a large share of the market. These three are Wachovia Bank, N.A., Bank of America, N.A. and First Federal Savings and Loan Association. In addition, there are two savings banks and various credit unions with offices in the Tri-County Area. The Bank encounters strong competition from these financial institutions as well as consumer and commercial finance companies, insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust and international banking services, which the Bank is not providing. The Bank does, however, provide a means for clearing international checks and drafts through a third party or correspondent bank.

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

Item 2. Description of Property

The Bank leases its headquarters and office facilities at 256 Meeting Street in downtown Charleston. Base rent is payable in equal monthly installments of $27,899 in advance to be increased to $29,014 in March 2005. The base rent will increase at the end of each rental year by the lesser of (i) 8% of the base rent or (ii) the percentage increase in the Consumer Price Index, Urban Index, For All Wage Earners, issued by the U.S. Department of Labor.

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

In October of 1993, the Bank opened an office at 100 N. Main Street, Summerville, SC and entered into a lease agreement on August 9, 1993, with an original termination date of June 30, 1999, and two 5-year options to renew. In June of 2004, the bank was successful in renegotiating its 100 N. Main Street facilities lease beginning July 1, 2004 to an annual rent of $30,725 with an increase of $3,582 each year thereafter until July 1, 2009. The lease was a fixed rate of $2,262 through July 1, 2009, however, the new lease was negotiated so that the bank could remain in its current location with the option to expand. At the end of the Five year term (June 30, 2009) The Bank of South Carolina will have three (3) ten (10) year options for renewal. During the renewal periods, the annual rent will be adjusted by the current Consumer Price Index (CPI) capped at 3% annually.

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

Item 3. Legal Proceedings

In the opinion of management, there are no legal proceedings pending other than routine litigation incidental to its business. To the knowledge of management, no proceedings have been instituted or are contemplated by or against any governmental authority against or by the Company or The Bank.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters

There were issued and outstanding 2,805,610 shares of the 6,000,000 authorized shares of common stock of the Company at the close of the Company’s fiscal year ended December 31, 2004. These outstanding shares were held by approximately 1,200 shareholders in nominee names and of record on December 31, 2004. The common stock of the Company is traded in the “over-the-counter” (OTC) market by five market making investment banking firms. These firms are The Robinson-Humphrey Company, Inc., Sterne, Agee & Leach, Inc., Scott and Stringfellow, Inc., Nite Securities LP and Speer, Leeds & Kellogg. Stock quotations are available through the National Association of Securities Dealers Automated Quotations (NASDAQ) where the Bank’s shares are listed as BKSC.

According to information supplied by The Nasdaq Stock Market, the range of high and low bid quotations for each quarterly period in the fiscal years 2004, 2003 and 2002 has been as follows:

	2004		2003		2002
	High	Low	High	Low	High	Low
First Quarter	14.50	13.00	11.51	10.01	15.25	13.54
Second Quarter	13.94	12.35	14.95	11.36	16.00	14.45
Third Quarter	13.34	11.35	14.66	13.38	15.44	11.75
Fourth Quarter	14.00	12.66	14.69	13.62	12.75	10.91

The Board of Directors of Bank of South Carolina Corporation declared quarterly dividends in 2004 of $.11 per share to shareholders of record March 31, 2004, payable April 30, 2004; $.11 per share to shareholders of record June 30, 2004, payable July 30, 2004; $.11 per share to shareholders of record September 30, 2004, payable October 29, 2004; $.11 per share to shareholders of record December 31, 2004, payable January 31, 2005.

The Board of Directors of Bank of South Carolina Corporation declared quarterly dividends in 2003 of $.11 per share to shareholders of record March 31, 2003, payable April 30, 2003; 10% stock dividend to shareholders of record as of June 30, 2003, effective July 15, 2003; $.11 per share to shareholders of record June 30, 2003, payable July 31, 2003; $.11 per share to shareholders of record September 30, 2003, payable October 31, 2003; $.11 per share to shareholders of record December 31, 2003, payable January 30, 2004.

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

As of January 1, 2005, there were approximately 1,200 shareholders of record with shares held by individuals and in nominee names, and on February 25, 2005, the market price for the common stock of the Company was $14.01. It is the intent of the Company to continue paying dividends in the future.

Cash dividends, when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company.

Consolidated Financial Highlights

	2004	2003	2002	2001	2000
For December 31:

Net Income	$1,845,623	$1,904,713	$1,858,319	$1,802,951	$2,371,375
Selected Year End Balances:
Total Assets	201,235,286	187,342,649	169,480,463	158,466,073	159,776,502
Total Loans	129,107,437	125,235,883	127,887,401	118,492,932	104,262,014
Investment Securities Available for Sale	45,638,694	26,489,162	21,536,340	24,580,858	37,608,360
Federal Funds Sold and Resale Agreements	15,476,959	22,522,973	8,324,145	4,478,358	7,325,000
Interest Bearing Deposits in Other Banks	7,783	7,725	7,653	7,527	7,239
Earning Assets	190,230,873	174,255,743	157,755,539	147,559,675	149,202,613
Deposits	179,070,078	166,142,512	144,448,211	133,138,739	131,094,405
Shareholders’ Equity	19,990,716	19,647,839	19,314,129	19,301,495	18,554,282
Weighted Average Shares Outstanding-Diluted	2,816,751	2,815,587	2,812,816	2,836,623	2,838,865

For the Year:

Selected Average Balances:
Total Assets	192,034,402	174,154,907	162,207,337	161,089,339	155,717,433
Total Loans	123,923,761	130,056,441	117,654,356	108,786,605	98,994,148
Investment Securities Available for Sale	34,808,745	21,202,689	23,316,608	29,494,213	39,645,741
Investment Securities Held to Maturity	—	—	—	—	157,408
Federal Funds Sold and Resale Agreements	20,431,597	11,275,653	10,412,467	12,506,915	5,004,918
Interest Bearing Deposits in Other Banks	7,754	7,693	7,606	7,415	7,091
Earning Assets	179,171,857	162,542,476	151,391,038	150,795,148	143,809,306
Deposits	171,036,567	152,955,447	138,722,411	133,901,375	125,722,863
Shareholders’ Equity	19,904,862	19,626,907	19,474,929	19,251,627	17,650,334

Performance Ratios:

Return on Average Equity	9.27%	9.70%	9.54%	9.37%	13.44%
Return on Average Assets	.96%	1.09%	1.15%	1.12%	1.52%
Average Equity to Average Assets	10.37%	11.27%	12.01%	11.95%	11.33%
Net Interest Margin	3.93%	4.36%	4.76%	5.05%	5.93%
Net Charge-offs to Average Loans	0.02%	0.15%	0.03%	0.64%	0.01%
Allowance for Loan Losses as a Percentage of Total Loans	.81%	.93%	1.06%	1.01%	1.49%

Per Share:

Basic Earnings	$0.66	$0.68	$0.66	$0.64	$0.84
Diluted Earnings	0.66	0.68	0.66	0.64	0.84
Year End Book Value	7.13	7.00	6.94	6.83	6.20
Cash Dividends Declared	0.44	0.44	0.59	0.44	0.52
Dividend Payout Ratio	66.89%	61.87%	80.98%	62.86%	56.52%

Full Time Employee Equivalents	64	62	67	67	70

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

	For Years Ended
	December 31,
	2004	2003	2002	2001	2000
Operating Data:

Interest and fee income	$7,904,128	$7,855,161	$8,565,542	$11,100,801	$12,781,576
Interest expense	857,801	764,647	1,364,804	3,491,281	4,254,428

Net interest income	7,046,327	7,090,514	7,200,738	7,609,520	8,527,148
(Recovery) provision for loan losses	(103,000)	9,230	195,000	335,000	315,000

Net interest income after (recovery) provision for loan losses	7,149,327	7,081,284	7,005,738	7,274,520	8,212,148
Other income	1,748,715	2,096,959	1,888,010	1,653,278	1,258,720
Other expense	6,073,609	6,261,182	6,088,861	6,205,237	5,840,493

Income before income taxes	2,824,433	2,917,061	2,804,887	2,722,561	3,630,375
Income tax expense	978,810	1,012,348	946,568	919,610	1,259,000

Net income	$1,845,623	$1,904,713	$1,858,319	$1,802,951	$2,371,375

Basic income per share	$0.66	$0.68	$0.66	$0.64	$0.84

Diluted income per share	$0.66	$0.68	$0.66	$0.64	$0.84

Weighted average common shares-basic	2,805,610	2,805,610	2,807,259	2,836,385	2,838,865
Weighted average common shares – diluted	2,816,751	2,815,587	2,812,816	2,836,623	2,838,865
Dividends per common share	$0.44	$0.44	$0.59	$0.44	$0.52

	As of
	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:

Investment securities available for sale	$45,638,694	$26,489,162	$21,536,340	$24,580,858	$37,608,360
Total loans	129,107,437	125,235,883	127,887,401	118,492,932	104,262,014
Allowance for loan losses	1,043,901	1,169,627	1,361,438	1,201,091	1,558,530
Total assets	201,235,286	187,342,649	169,480,463	158,466,073	159,776,502
Total deposits	179,070,078	166,142,512	144,448,211	133,138,739	131,094,405
Shareholders’ equity	19,990,716	19,647,839	19,314,129	19,301,495	18,554,282

All share and per share data have been restated to reflect a 10% stock dividend declared on June 19, 2003.

Item 6. Management’s Discussion and Analysis or Plan of Operations

Management’s discussion and analysis is included to provide the shareholders with an expanded narrative of the Company’s results of operations, changes in financial condition, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the audited consolidated financial statements and notes included in this report. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this annual report contain certain “forward-looking statements” concerning the future operations of the Bank of South Carolina Corporation. Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-KSB. We have used “forward-looking statements” to describe future plans and strategies including our expectations of the Company’s future financial results. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company’s market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to successfully address competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the “forward-looking statements” and undue reliance should not be placed on such statements.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are set forth in Note One of the consolidated financial statements. Of these policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires many of management’s most subjective and complex judgements. The Company has developed what it believes to be appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which were not known by management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Allowance for Loan Losses”.

OVERVIEW

Earnings for the year were $1,845,623 or basic and diluted earnings per share of $.66 down 3% from 2003’s earnings of $1,904,713 or basic and diluted earnings per share of $.68. Earnings for the fourth quarter of 2004 were $524,929 or basic and diluted earnings per share of $.19, up 23% from fourth quarter 2003 earnings of $425,191 or basic and diluted earnings per share of $.15. Our return on average equity and return on average assets for the year were 9.27% and .96%, respectively, compared to the 2003 return on average equity and return on average assets of 9.70% and 1.09%, respectively.

During 2004, the Company declared 4 regular quarterly cash dividends of $.11 per share, thereby sharing its profits with its owners as it has in prior years.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2004 TO DECEMBER 31, 2003

Net income decreased $59,090 from $1,904,713 for 2003, to $1,845,623 for 2004 or 3% decreasing basic and diluted earnings per share to $.66 for 2004, compared to basic and diluted earnings per share of $.68 for 2003. This decrease is primarily due to a decrease in our interest earned on investment securities available for sale, mortgage banking income and service charge fees on business account, offset by an increase in other interest income and the recovery of loan loss reserve. Interest on investment securities available for sale decreased $131,850 from $1,008,160 for 2003 to $876,310 for 2004. This decrease is due to the reinvestment of maturing securities at lower yields. Interest on federal funds sold increased $140,550 from $106,583 to $247,133 or 1.32%. Mortgage banking income decreased $278,555 from $907,608 for 2003 to $629,053 for 2004. The decrease in mortgage banking income is primarily due to the decrease in the volume of mortgage loan originations due to an increase in interest rates and an end to the refinance boom. The recovery of loan losses of ($103,000) was attributable to improvements in classified and delinquent loans. Service charge fees on business accounts decreased $31,950 to $267,423 for 2004 from $299,373 for 2003. The decrease in service charge fees on the business accounts was caused by an increase in the earnings credits and an increase in average balance maintained, which offset the service charges.

Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities, which result in the net interest spread. Net interest income decreased $44,187 from $7,090,514 for 2003 to $7,046,327 for 2004. This decrease is primarily due to a decrease in interest earned on investment securities and an increase on interest paid on interest bearing liabilities, which resulted in a decline in our net interest margin and a change in asset mix from a decrease in loans and mortgage loans held for sale and an increase in lower earning federal funds sold and investment securities. Net interest margin decreased from 4.36% for the year ended December 31, 2003 to 3.93% for the year ended December 31, 2004.

Total interest and fee income increased .62% or $48,967 to $7,904,128 at year ended December 31, 2004 from $7,855,161 at year ended December 31, 2003. This increase in interest and fee income is due to an increase in average earning assets. Average interest earning assets increased from $162,542,476 for the year ended December 31, 2003 to $179,171,857 for the year ended December 31, 2004 primarily due to an increase in average investments available for sale of $13,606,056 between periods. The yield on interest earning assets decreased 42 basis points between years to 4.41% for the year ended December 31, 2004 compared to 4.83% for the year ended December 31, 2003. The decrease in yield on average interest earning assets is due to a decrease in the yield on average investments available for sale of 223 basis points to 2.52% for the year ended December 31, 2004 compared to 4.75% for the year ended December 31, 2003.

Total interest expense increased 12.18% or $93,154 to $857,801 at December 31, 2004 from $764,647 at year end December 31, 2003. The increase in interest expense is primarily due to an increase in the interest bearing liabilities. Interest paid on deposits for the year ended December 31, 2004, was $851,053 compared to $757,755 for the year ended December 31, 2003, an increase of $93,298 or 12.31%. Total interest bearing deposits averaged approximately $117,249,815 for the year ended December 31, 2004 compared to $105,977,713 for the year ended December 31, 2003. The average cost of interest bearing liabilities was .73% and .72% for the years ended December 31, 2004 and 2003, respectively.

The total recovery of loan losses for 2004 was ($103,000) compared to a provision for loan losses of $9,230 for 2003. The decrease in the provision is attributable to improvements in classified and delinquent loans. The allowance for loan losses as a percentage of total loans decreased from ..93% in 2003 to .81% in 2004. Management believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio based on an evaluation at December 31, 2004; however, assessing adequacy of the allowance is a process that requires considerable judgement. For further discussion, see “Non-accrual and Past Due Loans” and “Allowance for Loan Losses.”

Total other income decreased from $2,096,959 for 2003, to $1,748,715 for 2004. This decrease is attributable to a decrease in service charges, fees and commissions, a decrease in mortgage banking income, as well as a decrease in other non-interest income. Service charges, fees and commissions decreased $33,681 or 3.00% to $1,090,395 for the year ended December 31, 2004, from $1,124,076 for the year ended December 31, 2003 due to a decrease in service charges. The decrease in service charges on the business accounts was caused by an increase in the earnings credits and an increase in average balance maintained, which offset the service charges. Mortgage banking income decreased $278,555 or 30.69% to $629,053 for the year ended December 31, 2004, from $907,608 for the year ended December 31, 2003, due to a decrease in the volume of mortgage loan originations. Gain on the sale of other real estate owned was $36,312 in 2003 and $0 in 2004.

Salaries and employee benefits decreased $114,759 or 3.19% to $3,483,438 for the year ended December 31, 2004 from $3,598,197 for the year ended December 31, 2003. This decrease is primarily due to a decrease in salaries and employee benefits as a result of the resignation of a loan officer whose position the Company decided not to fill at this time and another officer currently on an extended medical leave of absence.

Net occupancy expense decreased $30,975 from $1,233,608 for 2003 to $1,202,633 for 2004. This decrease is primarily due to a decrease in depreciation expense on furniture and fixtures and equipment and on automobiles. Depreciation expense decreased due to several assets, which are still in use, becoming fully depreciated during 2004.

Total other expense decreased $187,573 from $6,261,182 for 2003 to $6,073,609 for 2004. Other operating expenses decreased $41,839 or 2.93% to $1,387,538 for the year ended December 31, 2004 from $1,429,377 for the year ended December 31, 2003. This decrease is primarily due to a decrease in expenses associated with postage, packages and non-postal shipments and mileage.

Income tax expense decreased from $1,012,348 for 2003 to $978,810 for 2004 due to lower income levels. The Company’s effective tax rate was approximately 35% for the year ended December 31, 2004 and 35% for the year ended December 31, 2003.

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

Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities, which result in the net interest spread. Net interest income decreased $110,224 from $7,200,738 for 2002 to $7,090,514 for 2003. This decrease is primarily due to a decline in interest rates, which resulted in a decline in our net interest margin. The net interest margin decreased to 4.36% in 2003 from 4.76% in 2002.

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

Total other income increased from $1,888,010 for 2002, to $2,096,959 for 2003. This increase is attributable to an increase in service charges, fees and commissions, an increase in mortgage banking income, as well as a gain on the sale of other real estate owned. Service charges, fees and commissions increased $65,468 or 6.18% to $1,124,076 for the year ended December 31, 2003, from $1,058,608 for the year ended December 31, 2002 due to an increase in fees charged on accounts and an increase in average deposits. The mortgage banking income increased $116,151 or 14.68% to $907,608 for the year ended December 31, 2003, from $791,457 for the year ended December 31, 2002, due to an increase in the volume of mortgage loan originations. Other non-interest income increased $62,335 to $65,275 for the year ended December 31, 2003, from $2,940 for the year ended December 31, 2002, due to a $36,311 gain on the sale of other real estate.

Total other expense increased $172,321 from $6,088,861 for 2002 to $6,261,182 for 2003. Other operating expenses increased $47,419 or 3.43% to $1,429,377 for the year ended December 31, 2003 from $1,381,958 for the year ended December 31, 2002. This increase is primarily due to an increase in expenses associated with business development and professional audit fees.

Salaries and employee benefits increased $156,959 or 4.56% to $3,598,197 for the year ended December 31, 2003 from $3,441,238 for the year ended December 31, 2002. This increase is primarily due to an increase in salaries and employee benefits as a result of annual merit increases.

Income tax expense increased from $946,568 for 2002 to $1,012,348 for 2003. The Company’s effective tax rate was approximately 35% for the year ended December 31, 2003 and 34% for the year ended December 31, 2002.

ASSET AND LIABILITY MANAGEMENT

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. At year end 2004, total assets were $201,235,286 an increase of 7.42% from the end of the previous year, and total deposits were $179,070,078, an increase of 7.78% from the end of the previous year, while short-term borrowings, consisting of Demand Notes Issued to U.S. Treasury, increased $507,975 or 53.25% to $1,461,929 for the year ended December 31, 2004 from $953,954 for the year ended December 31, 2003.

At December 31, 2004, approximately 95% of the Company’s assets were earning assets composed of U.S. Treasury, Federal Agency and municipal securities in the amount of $45,638,694, Federal Funds Sold and interest bearing deposits in other banks in the amount of $15,484,742, and loans in the amount of $129,107,437.

The yield on a majority of the Company’s earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company’s liabilities are issued with fixed terms and can be repriced only at maturity. During 2002 and 2003 loans continued to grow at a faster rate than deposits, however, our net interest margin declined by 29 basis points from January to December 2002 and 40 basis points from January to December 2003 with the decline in interest rates. During 2004 deposits grew at a faster rate than loans and our net interest margin decreased 43 basis points from January to December.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. For the Company, this risk is constituted primarily of interest rate risk in its lending and investing activities as they relate to their funding by deposit and borrowing activities.

The Bank’s policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities and to attempt to maintain an asset positive position over a 6 month period. In adhering to this policy, unless there is a sudden extraordinary drop in the interest rate, it is anticipated that the Bank’s net interest margins will not be materially affected by changes in interest rates. The net interest rate spread for 2004 decreased to 3.68% from 4.12% for 2003 and the net interest margin for 2004 decreased to 3.93% from 4.36% for 2003. Management will continue to monitor its asset sensitive position.

Since the rates on most of the Bank’s interest bearing liabilities can vary on a daily basis, management continues to maintain a loan portfolio priced predominately on a variable rate basis. The Bank seeks stable, long-term deposit relationships to fund its loan portfolio.

At December 31, 2004, the average maturity of the investment portfolio was 4 months with an average yield of 2.53% compared to 7 months with an average yield of 3.11% at December 31, 2003.

The Bank does not own, nor has it ever purchased, derivative financial instruments. The Company does not take foreign exchange or commodity risks.

The following table summarizes the Bank’s interest sensitivity position as of December 31, 2004:

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less			Estimated
Earning Assets		Than 3	Than 6	Than 1	Than 5	5 years		Fair
(in 000’s)	1 Day	Months	Months	Year	Years	or More	Total	Value
Loans	$118,530	$4,871	$3,222	$899	$1,465	$120	$129,107	$129,360
Investment securities	—	23,944	12,024	8,099	1,255	200	45,522	45,639
Short term investments	8	—	—	—	—	—	8	8
Federal funds sold	15,477	—	—	—	—	—	15,477	15,477

Total	$134,015	$28,815	$15,246	$8,998	$2,720	$320	$190,114	$190,484

Interest Bearing Liabilities (in 000’s)
CD’s and other time deposits 100,000 and over	$—	$14,781	$4,051	$404	$218	$—	$19,454	$19,433
CD’s and other time deposits under 100,000	114	5,243	2,986	2,724	668	—	11,735	11,633
Money market and interest bearing demand accounts	77,814	—	—	—	—	—	77,814	77,814
Savings	15,416	—	—	—	—	—	15,416	15,416
Short term borrowings	1,462	—	—	—	—	—	1,462	1,462

	$94,806	$20,024	$7,037	$3,128	$886	$—	$125,881	$125,758

Net	$39,209	$8,791	$8,209	$5,870	$1,834	$320	$64,233	$64,726

Cumulative		$48,000	$56,209	$62,079	$63,913	$64,233

LIQUIDITY

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets. The following table summarizes future contractual obligations as of December 31, 2004:

	Payment Due by Period
		Less than	1-5	After 5
	Total	1 Year	Years	Years
Contractual Obligations (in 000’s)
Time deposits	$31,189	$30,303	$886	$—
Short-term borrowings	1,462	$1,462	$—	$—
Operating leases	1,227	444	738	45

Total contractual cash obligations	$33,878	$32,209	$1,624	$45

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

Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk. All of the securities presently owned by the Bank are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity for the Company. At December 31, 2004, the Bank had unused short-term lines of credit totaling approximately $18,500,000 (which are withdrawable at the lender’s option). Management believes that these sources are adequate to meet its liquidity needs. Liquidity at the parent company level is provided through cash dividends from the Bank and the capacity of the parent company to raise additional borrowed funds as needed.

Composition of Average Assets

	2004	2003	2002	2001	2000
Loans	$123,923,761	$130,056,441	$117,654,356	$108,786,605	98,994,148
Investment securities available for sale	34,808,745	21,202,689	23,316,609	29,494,213	39,645,741
Investment securities held to maturity	—	—	—	—	157,408
Federal funds sold and other investments	20,439,351	11,283,346	10,420,073	12,514,330	5,012,009
Non-earning assets	12,862,545	11,612,431	10,816,299	10,294,191	11,908,127

Total average assets	$192,034,402	$174,154,907	$162,207,337	$161,089,339	$155,717,433

Average earning assets increased by $16,629,381 from 2003 to 2004 while average non-earning assets increased by $1,250,114. Average earning assets increased primarily as a result of investment securities available for sale and federal funds sold and other investments.

Average investment securities available for sale for 2004 were up $13,606,056 or 64.17% from 2003. The majority of the increase is primarily due to an increase in deposits and a decrease in loans during 2004.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates:

	2004 vs. 2003			2003 vs. 2002			2002 vs. 2001
			Net Dollar			Net Dollar			Net Dollar
	Volume	Rate	Change (1)	Volume	Rate	Change (1)	Volume	Rate	Change (1)
Loans	$(325,958)	$366,225	$40,267	$690,831	$(897,305)	$(206,474)	$675,336	$(2,568,308)	$(1,892,972)
Investment securities available for sale	471,317	(603,167)	(131,850)	(123,551)	(327,057)	(450,608)	(385,942)	32,378	(353,564)
Federal funds sold and and other investments	104,505	36,045	140,550	12,343	(65,642)	(53,299)	(65,345)	(223,378)	(288,723)

Interest Income	$249,864	$(200,897)	$48,967	$579,623	$(1,290,004)	$(710,381)	$224,049	$(2,759,308)	$(2,535,259)

Interest-bearing transaction accounts	$43,707	$96,624	$140,331	$42,741	$(306,380)	$(263,639)	$140,552	$(827,556)	$(687,004)
Savings	5,032	8,912	13,944	43,177	(98,753)	(55,576)	58,257	(156,439)	(98,182)
Certificates of deposit	10,001	(70,978)	(60,977)	(37,596)	(210,941)	(248,537)	(341,945)	(792,064)	(1,134,009)
Federal funds purchased	(268)	(267)	(535)	441	(39)	402	(4,195)	(3,027)	(7,222)
Securities sold under agreements to repurchase	(176)	(175)	(351)	(15,582)	(9,032)	(24,614)	(81,084)	(97,783)	(178,867)
Demand notes issued to U.S. Treasury	(969)	1,711	742	(3,731)	(4,462)	(8,193)	(86)	(21,107)	(21,193)

Interest expense	$57,327	$35,827	$93,154	$29,450	$(629,607)	$(600,157)	$(228,501)	$(1,897,976)	$(2,126,477)

Decrease in net interest income			$(44,187)			$(110,224)			$(408,782)

(1) Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

	2004			2003			2002
		Interest	Average		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate	Balance	Earned	Rate	Balance	Earned	Rate

Interest-Earning Assets
Loans	$123,923,761	$6,780,685	5.47%	$130,056,441	$6,740,418	5.18%	$117,654,356	$6,946,892	5.90%
Investment securities available for sale	34,808,745	876,310	2.52%	21,202,689	1,008,160	4.75%	23,316,609	1,458,768	6.26%
Investment securities held to maturity	—	—	—	—	—	—	—	—	—
Federal funds sold	20,431,597	247,074	1.21%	11,275,653	106,512	.95%	10,412,467	159,756	1.53%
Other investments	7,754	59	.76%	7,693	71	.92%	7,606	126	1.66%

Total earning assets	$179,171,857	$7,904,128	4.41%	$162,542,476	$7,855,161	4.83%	$151,391,038	$8,565,542	5.66%

Interest-Bearing Liabilities:
Interest bearing transaction accounts	$73,133,008	$397,343	.54%	$63,385,795	$257,012	.41%	$58,211,499	$520,651	.89%
Savings	15,611,552	99,281	.64%	14,771,142	85,337	.58%	10,547,694	140,913	1.34%
Certificates of deposit	28,505,255	354,429	1.24%	27,820,776	415,406	1.49%	29,585,376	663,943	2.24%
Federal funds purchased	—	—	—	35,890	535	1.49%	6,781	133	1.96%
Securities sold under agreement to repurchase	—	—	—	77,284	351	.45%	2,412,766	24,965	1.03%
Demand notes issued to U.S. Treasury	584,736	6,748	1.15%	685,209	6,006	.88%	1,004,327	14,199	1.41%

Total interest bearing liabilities	$117,834,551	$857,801	.73%	$106,776,096	$764,647	.72%	$101,768,443	$1,364,804	1.34%

Net interest spread			3.68%			4.12%			4.32%
Net interest margin			3.93%			4.36%			4.76%
Net interest income		$7,046,327			$7,090,514			$7,200,738

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis. Average loan balances include non-accrual loans.

INVESTMENT PORTFOLIO

The following is a schedule of the Bank’s investment portfolio as of December 31, 2004, as compared to December 31, 2003, 2002:

	DECEMBER 31, 2004
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Treasury Bills	$39,786,310	$—	$(37,021)	$39,749,289
Other U.S. Treasury Obligations	1,998,258	33,742	—	2,032,000
Federal Agency Securities	1,997,889	40,111	—	2,038,000
Municipal Securities	1,740,000	79,405	—	1,819,405

Total	$45,522,457	$153,258	$(37,021)	$45,638,694

	DECEMBER 31, 2003
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Treasury Bills	$15,973,833	—	(5,273)	15,968,560
Other U.S. Treasury Obligations	3,998,249	$191,751	$—	$4,190,000
Federal Agency Securities	3,980,006	239,374	—	4,219,380
Municipal Securities	1,995,000	116,222	—	2,111,222

Total	$25,947,088	$547,347	$(5,273)	$26,489,162

	DECEMBER 31, 2002
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Treasury Bills	$—	—	—	—
Other U.S. Treasury Obligations	11,977,259	$529,641	$—	$12,506,900
Federal Agency Securities	5,932,378	509,502	—	6,441,880
Municipal Securities	2,465,000	122,560	—	2,587,560

Total	$20,374,637	$1,161,703	$—	$21,536,340

The Bank’s investment portfolio had a weighted average yield of 2.53%, 3.11% and 6.26% at December 31, 2004, 2003 and 2002, respectively.

LOAN PORTFOLIO COMPOSITION

     The following is a schedule of the Bank’s loan portfolio as of December 31, 2004, as compared to December 31, 2003, 2002, 2001 and 2000:

	Book Value (in 000’s)
Type	2004	2003	2002	2001	2000
Commercial and industrial loans	$44,829	$46,687	$46,908	$52,646	$47,797
Real estate loans	77,797	71,289	75,053	59,024	48,839
Loans to individuals for household, family and other personal expenditures	6,256	7,045	5,863	6,778	7,331
All other loans (including overdrafts)	225	215	63	45	295

Total Loans (excluding unearned income)	$129,107	$125,236	$127,887	$118,493	$104,262

As a Bank whose mission is to serve its community, there is a geographic concentration of loans in Charleston, Dorchester and Berkeley Counties.

The Bank had no foreign loans or loans to fund leveraged buyouts (LBO’s) during 2004, 2003, 2002, 2001 or 2000.

	SELECTED LOAN MATURITY (in 000’s)
		Over one but less
Type	One year or less	than five years	Over five years	Total

Commercial and industrial loans	$20,912	$17,153	$6,764	$44,829
Real Estate Loans	18,339	10,069	49,389	77,797
Loans to individuals for household, family and other personal expenditures	1,983	2,932	1,341	6,256
All other loans (including overdrafts)	171	54	—	225
Total Loans (excluding unearned income)	$41,405	$30,208	$57,494	$129,107

IMPAIRED AND RESTRUCTURED LOANS

The Bank had impaired loans totaling $65,751 as of December 31, 2004 compared to $128,504, $198,309, $169,807 and $294,030 as of December 31, 2003, 2002, 2001 and 2000, respectively. The impaired loans include non-accrual loans with balances at December 31, 2004, 2003, 2002, 2001 and 2000 of $65,751, $102,588, $198,309, $161,500 and $283,323, respectively. The Bank had no restructured loans at December 31, 2004, one restructured loan in the amount of $25,916 at December 31, 2003, no restructured loans at December 31, 2002, one restructured loan in the amount of $8,307 at December 31, 2001 and one restructured loan in the amount of $10,707 at December 31, 2000. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.

NON-ACCRUAL AND PAST DUE LOANS

The Bank had $65,751 in non-accrual loans as of December 31, 2004, compared to $102,588, $198,309, $161,500 and $283,323 as of December 31, 2003, 2002, 2001 and 2000, respectively. There were no loans over 90 days past due still accruing interest at December 31, 2004 compared to $163,202 as of December 31, 2003.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured, in the process of collection, and management deems it appropriate. If non-accrual loans decrease their past due status to 30 days for a period of six months, they are reviewed individually by management to determine if they should be returned to accrual status.

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

The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available at the time of their examination.

All loan relationships are reviewed and classified in accordance with the Company’s loan policy. The Company’s classifications are generally based on regulatory definitions of classified assets for other loans especially mentioned, substandard loans, doubtful loans and loss loans. The Company annually reviews its overall Loan Policy.

The allowance for loan losses consists of an estimated reserve for classified loans and an estimated reserve for unclassified loans. Classified loans are assigned a loss estimate in the allowance for loan loss model based on their risk grade. The loss estimate is based on regulatory guidelines which the Company believes is an appropriate measure of the estimated loss on its classified loans. The loss estimate for classified loans is 5% for other loans especially mentioned and 15% for substandard loans. The loss estimate for doubtful and loss loans is 50% and 100%, respectively. Unclassified loans are assigned a loss ratio in the allowance for loan loss model based on the Company’s average historical loss experience for the previous five years, adjusted quarterly. The Company believes the five year historical loss ratio is a reasonable estimate of the existing losses in the unclassified loan portfolio. In addition, the reserve includes unclassified past due loans greater than 30 days at 2.5%. During the quarter ending September 30, 2004, the Company reviewed its allowance for loan loss model and made changes to better reflect the risk in the portfolio. The changes included adding a loss estimate of 1.5% for the loans on the watch list and a loss estimate of 1.0% for certain real estate loans. Before September 30, 2004, both the watch list loans and real estate loans were included in the unclassified category. In addition, the loss ratio on unclassified loans was adjusted to a five year historical loss ratio from a three year historical ratio to better reflect the Company’s credit cycle and to conform with regulatory practices. The Company has unallocated reserves totaling $64,460 and $55,697 at December 31, 2004 and 2003 respectively, related to other inherent losses in the portfolio.

Based on the evaluation described above, the Company recorded a recovery of ($103,000) of loan losses for the year ended December 31, 2004 compared to a provision for loan losses of $9,230 for the year ended December 31, 2003. The decrease in the provision for loan losses is due to a decrease in the historical loss ratio used to estimate losses in the unclassified portfolio and a decrease in classified assets between periods. The historical loss ratio used at December 31, 2003 was .280% and was based on a three-year historical average. The historical loss ratio used at December 31, 2004 was .236% and was based on a five-year historical average. The Company believes that the five year historical average is more representative of the loss cycle of their portfolio based on their review of the timing of large losses in their portfolio and the fact that such losses would not be captured in the average loss ratio using a three-year period. Classified assets were $2.2 million at December 31, 2004 compared to $3.2 million at December 31, 2003. The decrease in the average historical loss ratio and the decrease in classified assets caused a decrease in the required allowance for loan loss per the allowance for loan loss model of approximately $295,000. This was somewhat offset by the additional reserves estimated for watch list loans and certain real estate loans which increased the required allowance for loan loss per the allowance for loan loss model by approximately $161,000.

Net charge-offs were $22,726 in 2004 or .02% of average loans as compared to $201,041 in 2003 or ..15% of average loans. The decrease in charge-offs is mainly due to two large relationships totaling $189,189, which were charged off during 2003. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The allowance for loan losses decreased $125,726 or 10.75% to $1,043,901 or .81% of total loans at December 31, 2004 from
$1,169,627 or .93% of total loans at December 31, 2003. Management believes the allowance for loan losses at December 31, 2004 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

	SUMMARY OF LOAN LOSS EXPERIENCE
	December 31,
	2004	2003	2002	2001	2000

Allowance for loan losses, beginning of year	1,169,627	1,361,438	1,201,091	1,558,530	1,250,138
Charge-offs:
Commercial	89,308	62,827	51,856	556,735	16,577
Consumer	6,457	153,480	9,632	33,959	53,424
Real estate	—	—	—	130,338	977
Other	2,890	3,104	3,661	5,909	522

Total charge-offs	98,655	219,411	65,149	726,941	71,500

Recoveries:
Commercial	63,443	10,520	27,319	31,627	11,100
Consumer	12,486	6,590	2,287	2,859	39,816
Real estate	—	—	—	—	13,976
Other	—	1,260	890	15	—

Total recoveries	75,929	18,370	30,496	34,501	64,892
Net charge-offs	22,726	201,041	34,653	692,440	6,608
Additions (recovery) to reserve through provision expense	(103,000)	9,230	195,000	335,000	315,000
Allowance for loan losses, end of year	1,043,901	1,169,627	1,361,438	1,201,091	1,558,530

DEPOSITS

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less
		Than 3	Than 6	Than 1	Than 5	5 years
(in 000’s)	1 Day	Months	Months	Year	Years	or More	Total
CD’s and other time deposits 100,000 and over	$—	$14,781	$4,051	$404	$218	$—	$19,454
CD’s and other time deposits under 100,000	114	5,243	2,986	2,724	668	—	11,735

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

The Company’s off-balance sheet arrangements, consist principally of commitments to extend credit described below. At December 31, 2004 and 2003, the Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $39,274,635 and $27,367,788 at December 31, 2004 and 2003 respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At December 31, 2004 and 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2004 and 2003 was $410,374 and 572,932, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. The fair value of these commitments was not significant at December 31, 2004 and 2003. The Company had forward sales commitments, totaling $1.7 million at December 31, 2004, to sell loans held for sale of $1.7 million. At December 31, 2003, the Company had forward sales commitments of $1.6 million. The fair value of these commitments was not significant at December 31, 2004 or 2003. The Company has no embedded derivative instruments requiring separate accounting treatment.

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

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercising of stock options of $124,000 in 1995, 1996, 1997 and 1998 for a total shareholders’ equity at December 31, 2004, of $19,990,716. The rate of asset growth from the Bank’s inception has not negatively impacted this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at December 31, 2004, for the Bank was 13.69% and at December 31, 2003, was 14.65%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2004 and 2003, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2004.

ACCOUNTING AND REPORTING CHANGES

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Fin 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. The Company was required to apply FIN 46R as of December 31, 2004. The Company had no variable interests in variable interest entities and did not have any impact upon adoption.

In December 2004, the FASB issued Statement No. 123 (revised December 2004), “Share-Based Statement”. Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans

(ESPPs). It carries forward prior guidance on accounting for awards to nonemployees. Accounting for employee-stock-ownership-plan transactions (ESOPs) will continue to be accounted for in accordance with SOP 93-6. Awards to most nonemployee directors will be accounted for as employee awards. Statement 123R replaces FASB Statements No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company is not required to apply No. 123R until the beginning of the first annual reporting period after December 15, 2005.

In March 2004, the FASB issued EITF No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provided guidance for evaluating whether an investment is other-than-temporarily impaired and its application to investments classified as either available for sale or held to maturity under SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities,” and investment accounted for under the cost or equity method of accounting. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, which partially delayed EITF 03-01 until the FASB issues further guidance. It is not possible at this time to determine whether or when any changes to existing accounting guidance may occur.

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. The Board of Directors of the Bank approved the cash contribution of $180,000 to The Bank of South Carolina Employee Stock Ownership Plan for the fiscal year ended December 31, 2004. The contribution was made during 2004. An amendment and restatement of the Employee Stock Ownership Plan effective January 1, 2001, was approved by the Board of Directors on February 17, 2002. The Bank is the Plan Administrator. T. Dean Harton, Sheryl G. Sharry and Nathaniel I. Ball, III, currently serve as the Plan Administrative Committee and as Trustees for the Plan. The Plan currently owns 184,653 shares of common stock of Bank of South Carolina Corporation.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors
Bank of South Carolina Corporation and subsidiary
Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and subsidiary (the “Corporation”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Greenville, South Carolina
March 1, 2005

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
ASSETS	2004	2003

Cash and due from banks	$8,372,637	$10,616,383
Interest bearing deposits in other banks	7,783	7,725
Federal funds sold	15,476,959	22,522,973
Investment securities available for sale (amortized cost of $45,522,457 and $25,947,088 in 2004 and 2003, respectively)	45,638,694	26,489,162
Loans	129,107,437	125,235,883
Less: Allowance for loan losses	(1,043,901)	(1,169,627)

Net loans	128,063,536	124,066,256

Premises, equipment and leasehold improvements, net	2,856,936	3,003,812
Accrued interest receivable	504,044	494,987
Other assets	314,697	141,351

Total assets	$201,235,286	$187,342,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand	$54,650,961	$51,965,794
Interest bearing demand	35,966,105	37,253,086
Money market accounts	41,847,570	33,817,453
Certificates of deposit $100,000 and over	19,454,257	16,060,115
Other time deposits	11,735,201	12,720,295
Other savings deposits	15,415,984	14,325,769

Total deposits	179,070,078	166,142,512

Short-term borrowings	1,461,929	953,954
Accrued interest payable and other liabilities	712,563	598,344

Total liabilities	181,244,570	167,694,810
Shareholders’ equity:
Common stock - No par, 6,000,000 shares authorized; Issued 2,950,702 shares at December 31, 2004 and 2003 Shares outstanding 2,805,610 at December 31, 2004 and 2003	—	—
Additional paid in capital	20,315,087	20,315,087
Retained earnings	1,099,493	488,339
Treasury stock; 145,092 shares at December 31, 2004 and 2003	(1,497,093)	(1,497,093)
Accumulated other comprehensive income, net of income taxes	73,229	341,506

Total shareholders’ equity	19,990,716	19,647,839

Total liabilities and shareholders’ equity	$201,235,286	187,342,649

Commitments and contingencies (note 7)
See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2004	2003	2002

Interest and fee income
Interest and fees on loans	$6,780,685	$6,740,418	$6,946,892
Interest and dividends on investment securities	876,310	1,008,160	1,458,768
Other interest income	247,133	106,583	159,882

Total interest and fee income	7,904,128	7,855,161	8,565,542

Interest expense
Interest on deposits	851,053	757,755	1,325,507
Interest on short-term borrowings	6,748	6,892	39,297

Total interest expense	857,801	764,647	1,364,804

Net interest income	7,046,327	7,090,514	7,200,738
(Recovery) provision for loan losses	(103,000)	9,230	195,000

Net interest income after (recovery) provision for loan losses	7,149,327	7,081,284	7,005,738

Other income
Service charges, fees and commissions	1,090,395	1,124,076	1,058,608
Mortgage banking income	629,053	907,608	791,457
Other non-interest income	29,267	28,963	2,940
Gain on sale of other real estate owned	—	36,312	—
Gain on sale of securities	—	—	35,005

Total other income	1,748,715	2,096,959	1,888,010

Other expense
Salaries and employee benefits	3,483,438	3,598,197	3,441,238
Net occupancy expense	1,202,633	1,233,608	1,265,665
Other operating expenses	1,387,538	1,429,377	1,381,958

Total other expense	6,073,609	6,261,182	6,088,861

Income before income tax expense	2,824,433	2,917,061	2,804,887
Income tax expense	978,810	1,012,348	946,568

Net income	$1,845,623	$1,904,713	$1,858,319

Basic income per common share	$0.66	$0.68	$0.66

Diluted income per common share	$0.66	$0.68	$0.66

Weighted average shares outstanding
Basic	2,805,610	2,805,610	2,807,259

Diluted	2,816,751	2,815,587	2,812,816

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					ACCUMULATED
		ADDITIONAL			OTHER
	COMMON	PAID IN	RETAINED	TREASURY	COMPREHENSIVE
	STOCK	CAPITAL	EARNINGS	STOCK	INCOME (LOSS)	TOTAL

December 31, 2001	$—	$16,456,624	$3,079,379	$(1,126,104)	$891,596	$19,301,495
Comprehensive income:
Net income	—	—	1,858,319	—	—	1,858,319
Net unrealized losses on securities (net of tax effect of $80,257)	—	—	—	—	(137,612)	—
Less: reclassification adjustment for gains included in net income (net of tax effect of $12,895)	—	—	—	—	22,110	—
Total other comprehensive loss (net of tax effect of $93,152)					(159,722)	(159,722)

Total comprehensive income	—	—	—	—		1,698,597

Cash dividends ($0.59 per common share)	—	—	(1,504,910)	—	—	(1,504,910)
Purchase of treasury stock	—	—	—	(181,053)	—	(181,053)

December 31, 2002	$—	$16,456,624	$3,432,788	$(1,307,157)	$731,874	$19,314,129
Comprehensive income:
Net income	—	—	1,904,713	—	—	1,904,713
Net unrealized losses on securities (net of tax effect of $229,262)	—	—	—	—	(390,368)	(390,368)

Total comprehensive income	—	—	—	—	—	1,514,345

Issuance of 10% Stock Dividend		3,858,463	(3,670,776)	(189,936)	—	(2,249)
Cash dividends ($0.44 per common share)	—	—	(1,178,386)	—	—	(1,178,386)

December 31, 2003	$—	$20,315,087	$488,339	$(1,497,093)	$341,506	$19,647,839
Comprehensive income:
Net income	—	—	1,845,623	—	—	1,845,623
Net unrealized losses on securities (net of tax effect of $157,560)	—	—	—	—	(268,277)	(268,277)

Total comprehensive income	—	—	—	—	—	1,577,346

Cash dividends ($0.44 per common share)	—	—	(1,234,469)	—	—	(1,234,469)

December 31, 2004	$—	$20,315,087	$1,099,493	$(1,497,093)	$73,229	$19,990,716

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$1,845,623	$1,904,713	$1,858,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	290,776	369,085	404,295
Gain on sale of securities	—	—	(35,005)
(Recovery) provision for loan losses	(103,000)	9,230	195,000
Loss on disposal of fixed assets	—	—	24,787
Gain on sale of other real estate owned	—	(36,312)	—
Deferred income taxes	16,403	4,225	(53,100)
Net (accretion) amortization of unearned discounts/premiums on investment securities	(379,304)	(126,769)	(139,130)
(Increase) decrease in accrued interest receivable and other assets	(41,246)	447,469	313,116
Increase (decrease) in accrued interest payable and other liabilities	114,219	(225,850)	(345,874)

Net cash provided by operating activities	1,743,471	2,345,791	2,222,408

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	56,255,000	28,470,000	4,444,998
Proceeds from sale of investment securities available for sale	—	—	517,657
Purchase of investment securities available for sale	(75,451,065)	(33,915,683)	(1,996,876)
Net decrease (increase) in loans	(3,894,280)	2,287,451	(9,429,122)
Purchase of premises, equipment and leasehold improvements, net	(143,900)	(42,373)	(317,257)
Proceeds from sale of other real estate owned	—	199,338	—

Net cash used by investing activities	(23,234,245)	(3,001,267)	(6,780,600)

Cash flows from financing activities:
Net increase in deposit accounts	12,927,566	21,694,301	11,309,472
Net increase (decrease) in short–term borrowings	507,975	(3,585,411)	(343,005)
Dividends paid	(1,234,469)	(1,532,950)	(1,123,747)
Fractional shares paid	—	(2,249)	—
Purchase of treasury stock	—	—	(181,053)

Net cash provided by (used in) financing activities	12,201,072	16,573,691	9,661,667

Net (decrease) increase in cash and cash equivalents	(9,289,702)	15,918,215	5,103,475
Cash and cash equivalents at beginning of year	33,147,081	17,228,866	12,125,391

Cash and cash equivalents at end of year	$23,857,379	$33,147,081	$17,228,866

Supplemental disclosure of cash flow data:
Cash paid during the year for:
Interest	$847,108	$778,139	$1,562,978

Income taxes	$846,361	$1,030,713	$907,825

Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain (loss) on securities available for sale, net of income taxes	$(268,277)	$(390,368)	$(159,722)

Real estate acquired through foreclosure	$—	$163,026	$—

Change in dividends payable	$—	$(354,564)	$381,163

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

Investment Securities: The Company accounts for its investment securities in accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investments are classified into three categories as follows: (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading — debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale — debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

Loans Receivable Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. At December 31, 2004 and 2003, the Company had approximately $1.7 million and $1.4 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS No. 140), and are included in mortgage banking income in the consolidated statements of operations.

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

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk: The Company’s primary market consist of the counties of Berkeley, Charleston and Dorchester, South Carolina. At December 31, 2004, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

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

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Real Estate Owned: Other real estate owned is recorded at the lower of fair value less estimated selling costs or cost and is included in other assets on the consolidated balance sheets. There was no other real estate owned at December 31, 2004 or 2003. Gains and losses on the sale of other real estate owned and subsequent write-downs from periodic reevaluation are charged to other operating income.

Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income taxes”. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Net deferred tax assets are included in other assets in the consolidated balance sheet.

Stock-Based Compensation: The Company has a stock based employee compensation plan as of December 31, 2004 which is described more fully in Note Ten. The Company accounts for this plan using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company has not recognized any compensation cost for its fixed stock option plan as all options granted under the plan have an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock based compensation plan been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net income and earnings per share would have been reduced to the proforma amounts indicated below for the three years ended December 31:

	Year Ended December 31,
(dollars, except per share, in thousands)	2004	2003	2002
Net income, as reported	$1,846	$1,905	$1,858
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34)	(33)	(28)

Proforma net income	$1,812	$1,872	$1,830

Earnings per share:
Basic — as reported	$0.66	$0.68	$0.66

Basic — proforma	$0.65	$0.67	$0.65

Diluted — as reported	$0.66	$0.68	$0.66

Diluted — proforma	$0.64	$0.66	$0.65

The weighted average fair value per share of options granted in 2004, 2003 and 2002 amounted to $2.86, $2.86 and $2.70, respectively. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: dividend yield of 3.29%, 3.43% and 4.31% for 2004, 2003 and 2002, respectively; historical volatility of 24.49%, 28.38% and 25% for 2004, 2003 and 2002, respectively; risk-free interest rate of 3.94%, 2.84% and 4.53% for 2004, 2003 and 2002, respectively; expected

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lives of the options of 7.5 years, 7.5 years and 7.5 years for 2004, 2003 and 2002, respectively. For purposes of the proforma calculation compensation expense is recognized on a straightline basis over the vesting period.

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

Cash Flows: Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average reserve requirement was approximately $709,000 and $908,000 for the reserve periods ended December 31, 2004 and 2003, respectively.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2004 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	DECEMBER 31, 2004
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Treasury Bills	$39,786,310	$—	$(37,021)	$39,749,289
Other U.S. Treasury Obligations	1,998,258	33,742	—	2,032,000
Federal Agency Securities	1,997,889	40,111	—	2,038,000
Municipal Securities	1,740,000	79,405	—	1,819,405

Total	$45,522,457	$153,258	$(37,021)	$45,638,694

	DECEMBER 31, 2003
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

U.S. Treasury Bills	$15,973,833	—	(5,273)	15,968,560
Other U.S. Treasury Obligations	3,998,249	$191,751	$—	$4,190,000
Federal Agency Securities	3,980,006	239,374	—	4,219,380
Municipal Securities	1,995,000	116,222	—	2,111,222

Total	$25,947,088	$547,347	$(5,273)	$26,489,162

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2004, by contractual maturity are as follows:

		ESTIMATED
	AMORTIZED	FAIR
	COST	VALUE
Due in one year or less	$44,067,457	$44,106,802
Due in one year to five years	1,255,000	1,320,947
Due in five years to ten years	200,000	210,945

Total	$45,522,457	$45,638,694

During 2004 and 2003, there were no sales of investment securities.

The carrying value of investment securities pledged to secure deposits and other balances was $21,035,325 and $18,650,141 at December 31, 2004 and 2003, respectively.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross unrealized losses and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 are as follows:

12 MONTHS OR
	LESS THAN 12 MONTHS		LONGER		TOTAL
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Description of Securities

U.S. Treasury Bills	$39,749,289	$37,021	$—	$—	$39,749,289	$37,021

The unrealized losses on investments in U.S. Treasury Bills were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

3. LOANS

Major classifications of loans are as follows:

	DECEMBER 31,
	2004	2003

Commercial loans	$43,967,729	$45,007,436
Commercial real estate	56,513,602	51,100,092
Residential mortgage	11,954,771	14,712,927
Mortgage loans held for sale	1,703,191	1,370,222
Consumer loans	5,665,099	5,340,033
Personal bank lines	8,938,035	7,365,122
Other	365,010	340,051

	129,107,437	125,235,883
Allowance for loan losses	(1,043,901)	(1,169,627)

Loans, net	$128,063,536	$124,066,256

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for loan losses are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
Balance at beginning of year	$1,169,627	$1,361,438	$1,201,091
(Recovery) provision for loan losses	(103,000)	9,230	195,000
Charge offs	(98,655)	(219,411)	(65,149)
Recoveries	75,929	18,370	30,496

Balance at end of year	$1,043,901	$1,169,627	$1,361,438

The Company grants short to intermediate term commercial and consumer loans to customers throughout its primary market area of Charleston, Berkeley and Dorchester Counties, South Carolina. The Company’s primary market area is heavily dependent on tourism and medical services. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the stability of the economic environment in their primary market including the government, tourism and medical industries. Except for the fact that the majority of the loan portfolio is located in the bank’s immediate market area, there were no material concentrations of loans in any type of industry, in any type of property or to any one borrower.

As of December 31, 2004 and 2003, the Company had loans on non-accrual totaling $65,751 and $102,588, respectively. The additional amount of gross income that would have been recorded during 2004, 2003 and 2002 if these loans had performed as agreed would have been $1,924, $2,746, and $21,957, respectively. The Company did not recognize any interest income on these loans in 2004, 2003 or 2002 while these loans were on non-accrual.

There were no loans over 90 days past due still accruing interest at December 31, 2004. Loans over 90 days past due still accruing interest at December 31, 2003 totaled $163,202.

At December 31, 2004 and 2003 impaired loans amounted to $65,751 and $128,504, respectively, and their related reserve for loan losses totaled $32,876 and $64,252 at December 31, 2004 and 2003, respectively. The Bank had no restructured loans at December 31, 2004 and one restructured loan in the amount of $25,916 at December 31, 2003. For the years ended December 31, 2004, 2003 and 2002, the average recorded investment in impaired loans was $76,707, $138,096 and $199,235, respectively, and $3,428 in 2004, $4,267 in 2003 and $1,839 in 2002 of interest income was recognized on loans prior to being considered impaired. All of this income was recognized using the accrual method of accounting.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements are summarized as follows:

	DECEMBER 31,
	2004	2003

Bank buildings	$1,797,577	$1,797,577
Land	838,075	838,075
Leasehold purchase	30,000	30,000
Lease improvements	296,548	290,483
Equipment	2,726,598	2,603,724

	5,688,798	5,559,859
Accumulated depreciation	(2,831,862)	(2,556,047)

Total	$2,856,936	$3,003,812

5. SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

	DECEMBER 31,
	2004	2003

Securities sold under agreements to repurchase	$—	$—
U.S. Treasury tax and loan deposit notes	1,461,929	953,954

Total	$1,461,929	$953,954

Securities sold under agreements to repurchase with customers mature on demand. During the year ended December 31, 2004 there were no securities sold under agreements to repurchase. The maximum amount of securities sold under agreements to repurchase outstanding at any month end was $724,845 and $4,130,208 for the years ended December 31, 2003 and 2002, respectively. The average amount of outstanding securities sold under agreements to repurchase was $77,284 and $2,412,766 during the years ended December 31, 2003 and 2002, respectively. The securities underlying the repurchase agreements were held in safekeeping by an authorized broker. At the maturity dates of these transactions, the securities are returned to the account of the Bank.

At December 31, 2004 and 2003, the Bank had unused short-term lines of credit totaling approximately $18,500,000 and $19,500,000 respectively (which are withdrawable at the lender’s option).

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INCOME TAXES

Total income taxes for the years ended December 31, 2004, 2003 and 2002 are as follows

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
Income from continuing operations	$978,810	$1,012,348	$946,568
Stockholders’ equity, for unrealized gains (losses) on securities available for sale	(157,560)	(229,262)	(93,152)

Total	$821,250	$783,086	$853,416

Income tax expense attributable to income from continuing operations consists of:

	Current	Deferred	Total
YEAR ENDED DECEMBER 31, 2004
U.S. Federal	$880,127	$16,403	$896,530

State and local	82,280	—	82,280

	$962,407	$16,403	$978,810

YEAR ENDED DECEMBER 31, 2003

U.S. Federal	$926,020	$4,225	$930,245

State and local	82,103	—	82,103

	$1,008,123	$4,225	$1,012,348

YEAR ENDED DECEMBER 31, 2002

U.S. Federal	$910,468	$(46,200)	$864,268

State and local	89,200	(6,900)	82,300

	$999,668	$(53,100)	$946,568

Income tax expense attributable to income from continuing operations was $978,810, $1,012,348 and $946,568 for the years ended December 31, 2004, 2003 and 2002 respectively, and differed from amounts

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

		December 31,
	2004	2003	2002
Computed “expected” tax expense	$960,307	$991,801	$953,662

Increase (reduction) in income taxes Resulting from:

Tax exempt interest income	(30,397)	(35,833)	(42,089)
State income tax, net of federal benefit	54,305	54,188	54,318

Other, net	(5,405)	2,192	(19,323)

	$978,810	$1,012,348	$946,568

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	December 31,
	2004	2003
Deferred tax assets:
State Net Operating Loss Carryforward	$7,000	$—
Bad Debt Reserves	309,471	348,874

Total gross deferred tax assets	316,471	348,874
Less valuation allowance	(7,000)	—

Net deferred tax assets	309,471	348,874

Deferred tax liabilities:

Unrealized gain on securities available for sale	(43,007)	(200,567)
Fixed assets, principally due to differences in depreciation	(108,000)	(108,000)
Other	(10,000)	(33,000)

Total gross deferred tax liabilities	(161,007)	(341,567)

Net deferred tax asset	$148,464	$7,307

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was a $7,000 valuation allowance for deferred tax assets at December 31, 2004, and no valuation allowance at December 31, 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

Tax returns for 2001 and subsequent years are subject to examination by taxing authorities.

7. COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements to lease equipment and its office facilities under noncancellable operating lease agreements expiring on various dates through 2010. The Company may, at its option, extend the lease of its office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods and extend the land lease where the Mt. Pleasant office is constructed for six additional five year periods. Minimum rental commitments for these leases as of December 31, 2004, are as follows:

2005	$443,601
2006	455,040
2007	139,203
2008	78,901
2009	64,807
2010 and thereafter	45,185

Total	$1,226,737

Total rental expense was $428,087, $384,775 and $385,807 in 2004, 2003 and 2002, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory,

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including unused lines of credit, amounted to $39,274,635 and $27,367,788 at December 31, 2004 and 2003, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, completion of a construction contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower; and a majority of these standby letters of credit are generally collateralized. Commitments under standby letters of credit are usually for one year or less. At December 31, 2004 and 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2004 and 2003 was $410,374 and 572,932, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. The fair value of these commitments was not significant at December 31, 2004 and 2003. The Company has forward sales commitments, totaling $1.7 million at December 31, 2004, to sell loans held for sale of $1.7 million. Such forward sales commitments are to sell loans at par value and are generally funded within 60 days. The fair value of these commitments was not significant at December 31, 2004.

8. RELATED PARTY TRANSACTIONS

In the opinion of management, loans to officers and directors of the Company are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectibility. There were no outstanding loans to executive officers of the Company as of December 31, 2004 and 2003. Related party loans are summarized as follows:

	DECEMBER 31,
	2004	2003
Balance at beginning of year	$2,208,301	$2,520,008
New loans or advances	3,347,236	3,196,335
Repayments	(2,978,874)	(3,508,042)

Balance at end of year	$2,576,663	$2,208,301

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. OTHER EXPENSE

A summary of the components of other operating expense is as follows:

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
Advertising and business development	$26,133	$23,295	$11,996
Supplies	153,334	145,921	157,308
Telephone and postage	153,155	194,022	173,718
Insurance	50,554	67,096	56,597
Professional fees	304,258	280,932	229,598
Data processing services	287,232	278,312	276,355
State and FDIC insurance and fees	44,905	46,342	47,323
Courier service	134,945	122,761	111,700
Other	233,022	270,696	317,363

	$1,387,538	$1,429,377	$1,381,958

10. INCENTIVE STOCK OPTION PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company has an Incentive Stock Option Plan which was approved in 1998. Under the 1998 Incentive Stock Option Plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. No shares were exercisable at December 31, 2004. At December 31, 2004, 40,205 shares of common stock are reserved to be granted under the 1998 Incentive Stock Option Plan from the original 217,800 shares.

All outstanding options, option price, and option activity for the stock-based option plan has been retroactively restated to reflect the effects of the 10% stock dividend.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity under the stock-based option plans for the years ended December 31, 2004, 2003, and 2002 follows:

	2004		2003		2002
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, January 1	177,595	$12.51	175,175	$12.47	166,980	$12.40
Granted	4,000	14.00	14,850	12.91	10,450	13.57
Expired	(10,560)	12.84	(12,430)	12.41	(2,255)	12.27
Exercised	—	—	—	—	—	—

Outstanding, December 31	171,035	$12.53	177,595	$12.51	175,175	$12.47

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Exercise Prices:	Outstanding	Life	Price	Exercisable	Price

$12.27	130,185	6.4	$12.27	—	$—
$12.91	14,300	8.4	$12.91	—	$—
$13.50	18,150	6.4	$13.50	—	$—
$13.57	4,400	7.5	$13.57	—	$—
$14.00	4,000	9.83	$14.00

	171,035	7.6	$12.53	—	—

The Company established an Employee Stock Ownership Plan (ESOP) effective January 1, 1989. Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a plan year is eligible to participate in the ESOP. Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code section 415. The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses amounted to $180,000, $197,500 and $150,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMON STOCK DIVIDEND

On June 19, 2003 the Company declared a 10% stock dividend aggregating approximately 254,915 shares. All share and per share data has been retroactively restated to give effect to the common stock dividend.

12. INCOME PER COMMON SHARE

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock. All share and per share data have been retroactively restated for all common stock dividends. The Company has no antidilutive securities at December 31, 2004.

The following is a summary of the reconciliation of average shares outstanding for the years ended December 31:

	2004		2003		2002
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	2,805,610	2,805,610	2,805,610	2,805,610	2,807,259	2,807,259
Effect of dilutive securities:
Stock options	—	11,141	—	9,977	—	5,557

Average shares outstanding	2,805,610	2,816,751	2,805,610	2,815,587	2,807,259	2,812,816

13. REGULATORY CAPITAL REQUIREMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2004 and 2003, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

no current conditions or events that management believes would change the Company’s or the Bank’s category.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2004:
Total capital to risk-weighted assets:

Company	$20,961	13.71%	$12,230	8.00%	$	N/A	N/A
Bank	20,931	13.69%	12,230	8.00%		15,287	10.00%

Tier 1 capital to risk-weighted assets:

Company	$19,917	13.03%	$6,115	4.00%	$	N/A	N/A
Bank	19,887	13.01%	6,115	4.00%		9,172	6.00%

Tier 1 capital to average assets:

Company	$19,917	10.04%	$7,936	4.00%	$	N/A	N/A
Bank	19,887	10.02%	7,936	4.00%		9,920	5.00%

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
The carrying value of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 2004 and 2003, approximates market.

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

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003, are as follows:

	2004
	Carrying	Estimated
	Amount	Fair Value

Cash and due from banks	$8,372,637	$8,372,637
Interest bearing deposits in other banks	7,783	7,783
Federal funds sold	15,476,959	15,476,959
Investments available for sale	45,638,694	45,638,694
Loans (net)	128,063,536	128,315,640
Deposits	179,070,078	178,946,674
Short-term borrowings	1,461,929	1,461,929

	2003
	Carrying	Estimated
	Amount	Fair Value

Cash and due from banks	$10,616,383	$10,616,383
Interest bearing deposits in other banks	7,725	7,725
Federal funds sold	22,522,973	22,522,973
Investment securities available for sale	26,489,162	26,489,162
Loans (net)	124,066,256	124,135,276
Deposits	166,142,512	166,145,925
Short-term borrowings	953,954	953,954

15. BANK OF SOUTH CAROLINA CORPORATION - PARENT COMPANY

The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. At December 31, 2004, the Bank had available retained earnings of approximately $310,000 for payment of dividends.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2004 and 2003, and the related condensed statements of operations and cash flows for the years ended December 31, 2004, 2003 and 2002, are as follows:

STATEMENTS OF FINANCIAL CONDITION

	2004	2003

Assets
Cash	$338,966	$379,209
Investment in wholly-owned bank subsidiary	19,960,366	19,577,246
Other assets	—	—

Total assets	$20,299,332	$19,956,455

Liabilities and shareholders’ equity Dividends payable	$308,616	$308,616
Other liabilities	—	—

Total liabilities	308,616	308,616
Shareholders’ equity	19,990,716	19,647,839

Total liabilities and shareholders’ equity	$20,299,332	$19,956,455

STATEMENTS OF OPERATIONS

	2004	2003	2002

Interest income	$1,431	$2,882	$14,928
Gain on sale of securities	—	—	35,005
Other income	250	—	—
Net operating expenses	(51,455)	(50,279)	(26,009)
Dividends received from bank	1,244,000	930,000	1,300,000
Equity in undistributed earnings of subsidiary	651,397	1,022,110	534,395

Net income	$1,845,623	$1,904,713	$1,858,319

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

	2004	2003	2002

Cash flows from operating activities:

Net income	$1,845,623	$1,904,713	$1,858,319
Gain on sale of securities	—	—	(35,005)
Net accretion (amortization) of (discounts) premiums on investment securities	—	—	(2,381)
Equity in undistributed earnings of subsidiary	(651,397)	(1,022,110)	(534,395)

(Increase) decrease in other assets	—	4,000	(1,656)

Net cash provided by operating activities	1,194,226	886,603	1,284,882

Cash flows from investing activities:

Proceeds from sale of investment securities available for sale	—	—	517,657

Net cash provided by investing activities	—	—	517,657

Cash flows from financing activities:
Dividends paid	(1,234,469)	(1,532,950)	(1,123,747)
Fractional shares paid	—	(2,249)	—
Treasury stock purchased	—	—	(181,053)

Net cash used by financing activities	(1,234,469)	(1,535,199)	(1,304,800)

Net increase (decrease) in cash	(40,243)	(648,596)	497,739

Cash at beginning of year	379,209	1,027,805	530,066

Cash at end of year	$338,966	$379,209	$1,027,805

Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$—	$—	$(26,426)

Change in dividend payable	—	(354,564)	381,163

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below represent the quarterly results of operations for the years ended December 31, 2004 and 2003, respectively:

	2004
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$2,272,064	$1,966,628	$1,823,219	$1,842,217
Total interest expense	325,034	223,855	153,862	155,050

Net interest income	1,947,030	1,742,773	1,669,357	1,687,167
(Recovery) provision for loan losses	30,000	15,000	(153,000)	5,000
Net interest income after (recovery) provisions for loan losses	1,917,030	1,727,773	1,822,357	1,682,167
Other income	425,377	386,737	499,891	436,710
Other expense	1,541,661	1,470,025	1,595,798	1,466,125

Income before income tax expense	800,746	644,485	726,450	652,752
Income tax expense	275,817	220,184	250,620	232,189

Net income	$524,929	$424,301	$475,830	$420,563

Basic income per common share	$.19	$.15	$.17	$.15

Diluted income per common share	$.19	$.15	$.17	$.15

	2003
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$1,879,006	$1,949,422	$1,990,384	$2,036,349
Total interest expense	164,543	173,415	214,640	212,049

Net interest income	1,714,463	1,776,007	1,775,744	1,824,300
Provision for loan losses	(45,770)	(15,000)	25,000	45,000
Net interest income after provisions for loan losses	1,760,233	1,791,007	1,750,744	1,779,300
Other income	406,527	636,374	582,947	471,111
Other expense	1,512,523	1,581,578	1,581,154	1,585,927

Income before income tax expense	654,237	845,803	752,537	664,484
Income tax expense	229,046	293,400	258,800	231,102

Net income	$425,191	$552,403	$493,737	$433,382

Basic income per common share	$.15	$.20	$.18	$.15

Diluted income per common share	$.15	$.20	$.18	$.15

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its President and Chief Executive Officer, Executive Vice President and Secretary and Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the fourth quarter of 2004, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

Item 8B. Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 that was not reported.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Election of Directors

Three Director, William T. Cooper, Leonard C. Fulghum and Thomas W. Myers, have reached the mandatory retirement age for Directors under the Company’s retirement policy and do not intend to offer for re-election. The other seventeen Directors, constituting the entire Board of Directors, will be elected at the Annual Meeting, each to hold office for one year and until a successor shall have been duly elected or appointed and shall have qualified. In the absence of instructions to the contrary, shares of Common Stock represented by properly executed proxies will be voted for the seventeen Nominees listed on pages 50 and 51, all of whom are recommended by the Nominating Committee of the Company Board of Directors of the Company and have consented to be named and to serve if elected.

The Company does not presently know of anything that would preclude any Nominee from serving; however, should any Nominee for any reason become unable or unwilling to serve as a Director, the number of Directors to be elected will be reduced accordingly.

The name of each Nominee designated by the Board of Directors of the Company for election as a Director of the Company and certain information provided by such Nominee to the Company are set forth in the table below. Nine of the current Nominees served as initial Directors of the Bank from October 22, 1986, when the Bank’s charter was issued until the first Annual Meeting of Shareholders on April 14, 1987, and were elected to serve a one-year term at such Annual Meeting. John M. Tupper was first elected as a Director of the Bank during 1993. All of the above ten Directors of the bank were elected to serve one-year terms at subsequent Annual Meetings. All of the above ten Directors of the Bank were elected Directors of the Company upon its organization in 1995. Alan I. Nussbaum, MD and Edmund Rhett Jr., MD, were first elected as Directors of the Company during 1999. Linda J. Bradley and Steve D. Swanson were first elected as Directors of the Company during 2002. They were all re-elected as Directors of the Company to serve one-year terms at subsequent Annual Meetings. All of the above current Nominees served as Directors of the Company from April 13, 2004, the date of the last Annual Meeting of shareholders. Graham M. Eubank, Jr., Richard W. Hutson, Jr. and Malcolm M. Rhodes, MD were elected pursuant to the bylaws of the Company on December 16, 2004 to serve until the next Annual Meeting of the Shareholders of the Company.

		Positions and
		Offices Held		Business Experience
		With	Family	1987-2005 and
Name	Age	Corporation	Relationship	Other Directorships
Nathaniel I. Ball, III	63	Executive Vice President, Secretary, Director	None	The Bank of South Carolina (banking) 1986-2005

Dr. Linda J. Bradley, CPA	54	Director	None	Director, MS in Accounting Program-College of Charleston (education); 1998- Present; Chairman Department of Accountancy 1999-2004; Associate Professor 1999-Present; Assistant Professor 1993-1999

C. Ronald Coward	69	Director	None	Chairman, Coward Hund Construction Company, Inc. (construction) 2004-2005; President, 1976-2004

Graham M. Eubank, Jr.	37	Director	None	President, Palmetto Ford, Inc. (retail automobile) 2000-2005; Vice President 1996-2000

		Positions and
		Offices Held		Business Experience
		With	Family	1987-2005 and
Name	Age	Corporation	Relationship	Other Directorships
T. Dean Harton	59	Director	None	Vice-Chairman, Piedmont Hawthorne Holdings, Inc. (aviation) 2004-2005; President-Piedmont Hawthorne Holdings, Inc. 1999-2004; President-Hawthorne Corporation (aviation) 1986-1999

William L. Hiott, Jr.	60	Executive Vice President, Treasurer, Director	None	The Bank of South Carolina (banking) 1986-2005

Katherine M. Huger	63	Director	None	Retired; Assistant Professor of Economics – Charleston Southern University (education) 1972-2004

Richard W. Hutson, Jr.	47	Director	None	Manager, William M. Means Company Insurance, LLC (insurance) 1998-2004 Sole Proprietor, William M. Means Insurance Co. (insurance) 1992-1998

Charles G. Lane	50	Director	Brother of Hugh C. Lane, Jr.; brother-in- law of Fleetwood S. Hassell, Senior Vice-President	Member - Holcombe, Fair & Lane, LLC (real estate) 1996-2005; Associate-Holcombe & Fair Realtors 1987-1996

Hugh C. Lane, Jr.	57	President, Chief Exec. Officer, Director	Brother of Charles G. Lane	The Bank of South Carolina (banking) 1986-2005

Louise J. Maybank	65	Director	None	Active in community programs

Alan I. Nussbaum, MD	53	Director	None	Physician in private practice with Rheumatology Associates, PA

Edmund Rhett Jr., MD	57	Director	None	Physician in private obstetrical practice with Low Country Obstetrics and Gynecology, PA

Malcolm M. Rhodes, MD	46	Director	None	Physician in private practice with Parkwood Pediatric Group

Thomas C. Stevenson, III	53	Director	None	President – Fabtech, Inc. (metal fabrication) 1991-2005; Private Investor 1990-91; Chairman of the Board – Stevenson Hagerty, Inc. (diversified holding company) 1984-90

Steve D. Swanson	37	Director	None	President- Automated Trading Desk, Inc. (automated limit order stock trading) 1989-2005

John M. Tupper	63	Director	None	President – Tupperway Tire and Service, Inc. (retail tires and service) 1980-2005

The Audit and Compliance Committee of Bank of South Carolina Corporation has determined that it has a member who is an independent director and qualifies as a financial expert under applicable guidelines of the Securities and Exchange Act and her name is Linda J. Bradley, CPA. The Company has a separately designated standing Audit Committee whose members are Linda J. Bradley, CPA, Thomas W. Myers, C. Ronald Coward, Leonard C. Fulghum, Jr., Katherine Huger, Richard W. Hutson, Alan Nussbaum, MD, Malcolm M. Rhodes, MD and John Tupper.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and persons performing similar functions. The Company will provide, to any stockholder without charge, a copy of such Code of Ethics, upon written request addressed to the Hugh C. Lane, Jr., Chief Executive Officer, at 256 Meeting Street, Charleston SC 29401.

Section 16A Beneficial Ownership Reporting Compliance

Nathaniel I. Ball, III. Filed an amended Form 4 to correct the effective date of a charitable donation of shares of the Company. Charles G. Lane, Hugh C. Lane, Jr. and Louise J. Maybank each failed to file one Form 4 in a timely manner.

Item 10. Executive Compensation

The following table sets forth all remuneration (including remuneration under any contract, authorization or arrangement, whether or not set forth in a formal document) paid during the year ended December 31, 2004, by the Bank to the three Executive Officers of the Company and the Bank whose cash remuneration from the Bank exceeded $100,000.00 dollars for their services in all capacities. Such Officers receive no compensation from the Company as Officers or as Directors or in any other capacity.

Name and		Annual Compensation			Long Term Compensation Awards
Principal				Other Annual		All Other
Position	Year	Salary	Bonus	Compensation (1)	Options/SARS(2)	Compensation(3)

Hugh C. Lane, Jr.	2004	$159,830.69	—	$6,123.74	0	$11,351.58
CEO & President	2003	153,500.00	—	5,300.64	0	9,528.83
	2002	153,792.78	—	6,069.84	0	7,515.90

Nathaniel I. Ball, III	2004	$152,851.45	—	$4,302.24	0	$10,855.90
Executive Vice President	2003	147,000.00	—	4,397.40	0	9,125.61
& Secretary	2002	147,128.36	—	4,813.59	0	7,190.20

William L. Hiott, Jr.	2004	$152,851.45	—	$4,302.24	0	$10,855.90
Executive Vice President	2003	147,000.00	—	4,397.40	0	9,125.61
& Treasurer	2002	147,156.03	—	6,037.92	0	7,191.55

(1)	Includes same life, disability, dental and health insurance benefits as all other employees of the Bank who work at least 30 hours a week.

(2)	Amounts shown represent the number of shares underlying incentive stock options granted, as adjusted for a 10% stock dividend effective on July 15, 2003.

(3)	Amounts contributed to the Bank’s ESOP.

Non-officer Directors of the Company received $100.00 for each meeting of the Board of Directors of the Company attended and non-officer Directors of the Bank received $250.00 for each meeting of the Board of Directors of the Bank attended and $100.00 Dollars for each Company or Bank Board Committee meeting attended.

On November 2, 1989, the Bank adopted an Employee Stock Ownership Plan and Trust Agreement (the “Plan”) to provide retirement benefits to eligible employees for long and faithful service.

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

A participant becomes vested in the ESOP upon completion of five years of service, as defined in the Plan. There is no vesting prior to the completion of five years of service.

The Plan became effective as of January 1, 1989.

The Board of Directors of the Bank approved the contribution of $180,000.00 to the ESOP for the fiscal year ended December 31, 2004. The contribution was made during 2004. T. Dean Harton, Sheryl G. Sharry and Nathaniel I. Ball, III, currently serve as Plan Administrators and as Trustee for the Plan. The Plan currently owns 184,653 shares or 6.58% of the Company’s Common Stock.

During the fiscal year ended December 31, 2004, the Company had no plans or arrangements pursuant to which any Executive Officer, Director or Principal Shareholder received contingent remuneration or personal benefits other than the contingent remuneration and life, disability, dental and health insurance benefits referred to in the footnotes to the preceding table.

On April 14, 1998, the Shareholders of the Company approved an Incentive Stock Option Plan for the benefit of eligible officers and employees of the Bank and reserved a total of 180,000 shares. On April 16, 1998, the Bank granted options to purchase Common Stock in the aggregate amount of 146,000 shares to 52 employees of the Bank (including Officers, such Directors as are also employees and other employees) pursuant to the Incentive Stock Option Plan. These grants include those to Hugh C. Lane, Jr., Nathaniel I. Ball, III, and William L. Hiott, Jr., Executive Officers and Directors. As adjusted for a 10% stock dividend paid on May 15, 1998, 198,000 shares were being held in reserve.

As of July 10, 2000, all option holders, including the above Executive Officers, terminated their existing stock options. There was no obligation on the part of the Company or the Bank of South Carolina to issue additional or replacement options. No options were exercised in 1998, 1999 or 2000. On May 14, 2001, the Bank granted options to purchase Common Stock in the aggregate amount of 152,350 shares to 45 employees of the Bank (including Officers, such Directors as are also employees and other employees) pursuant to the Incentive Stock Option Plan. These grants included those to Hugh C. Lane, Jr., Nathaniel I. Ball, III and William L. Hiott, Jr., Executive Officers and Directors. Except for those options granted to Hugh C. Lane, Jr. as described below, all of the options were granted at an exercise price of $13.50 per share. No additional options were granted during 2001. Additional options for 9,500 shares were granted at an exercise price of $14.925 per share to 4 employees of the Bank during 2002. Options for 13,500 shares with an exercise price of $14.20 per share were granted to 13 employees in 2003. No options were exercised during 2001, 2002, 2003 or 2004. As adjusted for a 10% stock dividend effective on July 15, 2003, options for 18,940 shares with an exercise price of $12.27 per share and options for 6,050 shares with and exercise price of $13.57 per share, and options for 550 shares with an exercise price of $12.91 have expired.

As adjusted for a 10% stock dividend effective on July 15, 2003, there are currently 217,800 shares being held in reserve. There are currently outstanding options to purchase 18,150 shares at an option price of $13.50, per share 4,400 shares at an option price of $13.57 per share, 14,300 shares at an option price of $12.91 per share, 130,185 shares at an option price of $12.27 per share, and 4,000 shares at an option price of $14.00 per share, resulting in total outstanding options to purchase 171,035 shares at the prices set forth above.

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

Shown below is information with respect to unexercised options to purchase Common Stock of the Company held by the named Executive Officers at December 31, 2004.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	# of Shares		Options/SARS		Options/SARS
	Acquired	Value	at Year-End (#)		at Year-End (#)
	On Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Hugh C. Lane, Jr.	0	0	0	18,150	0	$243,028
Nathaniel I. Ball, III	0	0	0	15,125	0	202,534
William L. Hiott, Jr.	0	0	0	15,125	0	202,534

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

To the extent known to the Board of Directors of the Company, as of February 25, 2005, the only Shareholders of the Company having beneficial ownership of more than 5% percent of the shares of Common Stock of the Company are as set forth below:

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class
Hugh C. Lane, Jr. (1)	446,914	(2)	15.93%
30 Church Street Charleston, SC 29401

Charles G. Lane (1)	170,586	(3)	6.08%
10 Gillon Street Charleston, S.C. 29401

The Bank of South Carolina	184,653	(4)	6.58%
Employee Stock Ownership Plan and Trust (“ESOP”) 256 Meeting Street Charleston, SC 29401

Bank of America Corporation (5)	143,374	(6)	5.11%
100 North Tryon Street Charlotte, NC 28255

N.B. Holdings Corporation (5)	147,374	(7)	5.11%
100 North Tryon Street Charlotte, NC 28255

Name and Address of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Class
Bank of America, N.A. (5)	143,374 (8)	5.11%
100 North Tryon Street Charlotte, NC 28255

(1)	To the extent known to the Board of Directors, Hugh C. Lane and his wife and children, individually and collectively, have beneficial ownership of 700,649 shares or 25.0% of the outstanding shares. As more fully described in the following footnotes, Hugh C. Lane, Jr. and Charles G. Lane are the only ones of the above who have a beneficial ownership interest in more than 5% percent of the Company’s Common Stock. Hugh C. Lane, Jr. disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote). Charles G. Lane disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote).

(2)	To the extent known to the Board of Directors, Hugh C. Lane, Jr. an Executive Officer and Director of the Bank and the Company, directly owns and has sole voting and investment power with respect to 186,534 shares; as trustee for five trust accounts holding an aggregate of 54,347 shares, he has sole voting and investment power with respect to such shares; as co-trustee for three trust accounts holding 14,674 shares, he has joint voting and investment power with respect to such shares; as a trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment power with respect to 7,150 shares; he is indirectly beneficial owner of 9,284 shares owned by his wife and an aggregate of 83,629 shares held by his wife as custodian for two children, 65,257 shares held by an unemancipated daughter, and 26,039 shares owned by the ESOP in which he has a vested interest. All of the shares beneficially owned by Hugh C. Lane, Jr. are currently owned. Hugh C. Lane, Jr. has had beneficial ownership of more than 5% of the Bank’s Common Stock since October 23, 1986, and more than 10% percent since November 16, 1988.

(3)	To the extent known to the Board of Directors, Charles G. Lane, a Director of the Bank and the Company, directly owns and has sole voting and investment power with respect to 76,512 shares; as a co-trustee for 4 trust accounts holding 16,958 shares, he has joint voting and investment powers with respect to such shares; as a trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment power with respect to 7,150 shares; he is indirectly beneficial owner of 2,927 shares owned by his wife and an aggregate of 34,562 shares held by his wife as custodian for two children, and 32,477 shares owned by an unemancipated daughter. All of the shares beneficially owned by Charles G, Lane are currently owned. Charles G. Lane has had beneficial ownership of more than 5% percent of the Bank’s Common Stock since July 19, 1999.

(4)	The Trustees of the ESOP, T. Dean Harton, a Director of the Bank and the Company, Sheryl G. Sharry, an officer of the Bank and Nathaniel I. Ball, III, an Executive Officer and Director of the Bank and the Company, disclaim beneficial ownership of 184,653 shares owned by the ESOP which have been allocated to members of the plan each of whom under the terms of the plan has the right to direct the Trustees as to the manner in which voting rights are to be exercised.

(5)	To the extent known to the Board of Directors, Bank of America Corporation is the parent holding company of N.B. Holdings Corporation. N.B. Holdings Corporation is the parent holding company of Bank of America, N.A. The shares referred to in notes (7) and (8) are a duplication of the shares referred to in note (6).

(6)	To the extent known to the Board of Directors, Bank of America Corporation has shared voting power for 66,176 shares and shared dispositive power for 143,374 shares.

(7)	To the extent know to the Board of Directors, N.B. Holdings Corporation has shared voting power or 66,176 shares and shared dispositive power for 143,374 shares.

(8)	To the extent known to the Board of Directors, Bank of America, N.A., has sole voting power for 64,702 shares, shared voting power for 1,474 shares and shared dispositive power for 143,374 shares (including 77,198 shares held as trustee under the will of Mills B. Lane for the benefit of Hugh C. Lane).

Beneficial Ownership of Common Stock of the Company

The table below sets forth the number of shares of common stock (the only class of outstanding equity securities of the Company) known by the Company to be beneficially owned by each Nominee for election as Director and by the Executive Officers and Directors of the Company as a group as of February 25, 2005. Except as otherwise indicated in the footnotes to the table, the persons named possess sole voting power and investment power with respect to the shares shown opposite their names. As of February 25, 2005, no Officer, Director or Nominee beneficially owned more than 10% of the outstanding shares of the Company other than Hugh C. Lane, Jr. As of February 25, 2005, the Officers, Directors and Nominees beneficially owned 874,342 shares, representing approximately 31.16% of the outstanding shares.

As of February 25, 2005, the beneficial ownership of Common Stock of the Company by all current Directors and each Nominee for Director was as set forth in the following table:

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class
Nathaniel I. Ball, III	46,288	(1)	1.65%
1302 Cove Avenue Sullivans Island, SC 29482

Dr. Linda J. Bradley, CPA	110		.004%
3401 Waterway Blvd. Isle of Palms, SC 29451

William T. Cooper	5,856	(1)	.21%
21 Jamestown Road Charleston, SC 29407

C. Ronald Coward	39,881	(1)	1.42%
537 Planters Loop Mt. Pleasant, SC 29464

Graham M. Eubank, Jr.	400		.01%
546 Blackstrap Retreat Mt. Pleasant, SC 29464

Leonard C. Fulghum	39,572	(1)	1.41%
311 Middle Street Mt. Pleasant, SC 29464

T. Dean Harton	9,573	(1)	.34%
4620 Lazy Creek Lane Wadmalaw Island, SC 29487

William L. Hiott, Jr.	98,331	(1)	3.50%
1831 Capri Drive Charleston, SC 29407

Katherine M. Huger	5,856	(1)	.21%
72 Murray Boulevard Charleston, SC 29401

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class
Richard W. Hutson, Jr.	200		.007%
124 Tradd Street Charleston, SC 29401

Charles G. Lane	170,586	(1)	6.08%
10 Gillon Street Charleston, SC 29401

Hugh C. Lane, Jr.	446,914	(1)	15.93%
30 Church Street Charleston, SC 29401

Louise J. Maybank	23,737	(1)	.85%
8 Meeting Street Charleston, SC 29401

Thomas W. Myers	4,000		.14%
500 Central Avenue Summerville, SC 29483

Alan I. Nussbaum, M.D.	330		.01%
37 Rebellion Road Charleston, S. C. 29407

Edmund Rhett, Jr., M.D.	1,100	(1)	.04%
45 South Battery Charleston, S.C. 29401

Malcolm M. Rhodes, MD	300		.01%
7 Guerard Road Charleston, SC 29407

Thomas C. Stevenson, III	532		.02%
173 Tradd Street Charleston, SC 29401

Steve D. Swanson	1100		.04%
615 Pitt Street Mt. Pleasant, SC 29464

John M. Tupper	1,500		.05%
113 Linwood Drive Summerville, SC 29483

(1)	To the extent known to the Board of Directors, each of the following Directors and Nominees for election as Directors (each of whom directly owns and has sole voting and investment power of all shares beneficially owned by him or her except as set forth in this footnote) indirectly owns the following number of shares: Nathaniel I Ball, III- 99 shares owned by his wife; 14,964 shares owned by the ESOP, in which he has a vested interest; William T. Cooper-an aggregate of 5,324 shares held by a pension plan; C. Ronald Coward-an aggregate of 1,210 shares owned by a company of which he is chairman and director; Leonard C. Fulghum-an aggregate of 3,910 shares owned by his wife;

T. Dean Harton-an aggregate of 2,346 shares owned by his wife and held by his wife as custodian for his step-son; William L. Hiott, Jr.-an aggregate of 10,840 shares directly owned by his wife and by

(2)	his two children and 22,452 shares owned by the ESOP, in which he has a vested interest; Katherine M. Huger-532 shares owned by her husband; Charles G. Lane-an aggregate of 94,074 shares owned by his wife, held by her as custodian for two of their children, held by an unemancipated daughter, held by him as co-trustee with Hugh C. Lane, Jr., under two trusts for their sisters’ children, held by him as a co-trustee for the children of Hugh C. Lane, Jr. and held by him as a co-trustee under the Hugh C. Lane Irrevocable Trust for the benefit of three of the grandchildren of Hugh C. Lane, and held by him as a trustee of Mills Bee Lane Memorial Foundation; Hugh C. Lane, Jr.-an aggregate of 234,341 shares owned by his wife, held by his wife as custodian for two of their children, held by an unemancipated daughter, held by him as co-trustee with Charles G. Lane under two trusts for their sisters’ children, held by him as co- trustee under the Hugh C. Lane Irrevocable Trust for the benefit of three of the grandchildren of Hugh C. Lane, held by him as a trustee for five trusts for his and his brother’s and sisters’ children, held by him as a trustee of Mills Bee Lane Memorial Foundation, and 26,039 shares owned by the ESOP, in which he has a vested interest; Louise J. Maybank,-10,427 shares held by her as co-trustee for a charitable trust; Edmund Rhett, Jr., 550 shares owned by his wife. All such indirectly owned shares are included in the totals of the number of shares set forth in the above table and beneficially owned by the Directors and Nominees.

As a group, all Directors and Executive Officers (including Hugh C. Lane, Jr., President and Chief Executive Officer; Nathaniel I. Ball, III, Executive Vice President and Secretary; and William L. Hiott, Jr., Executive Vice President and Treasurer) are twenty in number and beneficially own an aggregate of 874,342 shares, representing 31.16% of the issued and outstanding Common Stock of the Company. All of these shares beneficially owned by the Directors, Nominees and Executive Officers are currently owned.

Item 12. Certain Relationships and Related Transactions

The Company does not have any existing continuing contractual relationships with any Director, Nominee for election as Director or Executive Officer of the Company or the Bank, or any Shareholder owning, directly or indirectly, more than 5% percent of the shares of Common Stock of the Company, or any associate of the foregoing persons. Directors, Executive Officers, Nominees for election as Directors, and members of the immediate family of any of the foregoing have had in the past, have at present, and will have in the future, customer relationships with the Bank. Such transactions have been and will continue to be made in the ordinary course of business, made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and such transactions did not and will not involve more than the normal risk of collectibility or present other unfavorable features.

Item 13. Exhibits

1.	The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-KSB and listed on pages as indicated.

2.	Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB

3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)

3.1	By-laws of the Registrant (Filed with 1995 10-KSB)

4.0	2004 Proxy Statement (Incorporated herein)

10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)

10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)

10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)

10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)

13.0	2004 10-KSB (Incorporated herein)

14.0	Code of Ethics (Incorporated herein)

21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)

                    The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)

31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

31.4	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Item 14. Principal Accountant Fees and Services

Before the independent certified public accountants of the Company and the Bank are engaged to render non-audited services for the Company or the Bank, each engagement is approved by the Audit Committee. All of the audit and tax services provided by KPMG LLP for the fiscal year ending December 31, 2004 were preapproved by the Audit Committee.

The following table sets forth professional fees billed by KPMG, LLP to Bank of South Carolina Corporation for professional services rendered for 2004 and 2003:

	2004	2003
Audit Fees (1)	$47,000	$45,000
Tax Fees (2)	11,724	11,185
	$58,724	$56,185

(1)	Aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s Form 10-KSB and Quarterly Reports on Form 10-QSB

(2)	Consists of tax compliance services

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2005	BANK OF SOUTH CAROLINA CORPORATION
	By:	/s/ William L. Hiott, Jr.
William L. Hiott, Jr.
Executive Vice President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 24, 2005	/s/ Nathaniel I. Ball, III Nathaniel I. Ball, III, Executive Vice President, Secretary and Director

February 24, 2005	/s/ Dr. Linda J. Bradley, CPA Dr. Linda J. Bradley, CPA, Director

February 24, 2005	/s/ William T. Cooper William T. Cooper, Director

February 24, 2005	/s/ C. Ronald Coward C. Ronald Coward, Director

February 24, 2005	/s/ Graham M. Eubank, Jr. Graham M. Eubank, Jr., Director

February 24, 2005	/s/ Leonard C. Fulghum Leonard C. Fulghum, Director

February 24, 2005	/s/ T. Dean Harton T. Dean Harton, Director

February 24, 2005	/s/ William L. Hiott, Jr. William L. Hiott, Jr., Executive Vice President, Treasurer & Director

February 24, 2005	/s/ Katherine M. Huger Katherine M. Huger, Director

February 24, 2005	/s/ Richard W. Hutson, Jr. Richard W. Hutson, Jr., Director

February 24, 2005	/s/ Charles G. Lane Charles G. Lane, Director

February 24, 2005	/s/ Hugh C. Lane, Jr. Hugh C. Lane, Jr., President, Chief Executive Officer & Director

February 24, 2005	/s/ Louise J. Maybank Louise J. Maybank, Director

February 24, 2005	/s/ Thomas W. Myers Thomas W. Myers, Director

February 24, 2005	/s/ Alan I. Nussbaum, M.D. Alan I. Nussbaum, M.D., Director

February 24, 2005	/s/ Edmund Rhett, Jr., M.D. Edmund Rhett, Jr. ,M.D., Director

February 24, 2005	/s/ Malcolm M. Rhodes, M.D. Malcolm M. Rhodes, M.D., Director

February 24, 2005	Thomas C. Stevenson, III, Director

February 24, 2005	/s/ Steve D. Swanson Steve D. Swanson, Director

February 24, 2005	/s/ John M. Tupper John M. Tupper, Director