Form 10QSB
period 2005-03-31
BANK OF SOUTH CAROLINA CORP
filed 2005-05-06
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2005

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

Yes ☑    No ☐

As of May 5, 2005, there were 3,086,171 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐    No ☑

BANK OF SOUTH CAROLINA CORPORATION

Report on Form 10-QSB
for quarter ended
March 31, 2005

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2005	December 31, 2004
Assets:
Cash and due from banks	$9,134,660	$8,372,637
Interest bearing deposits in other banks	7,799	7,783
Federal funds sold	29,917,847	15,476,959
Investment securities available for sale	35,559,198	45,638,694
Loans	142,133,712	129,107,437
Allowance for loan losses	(1,045,226)	(1,043,901)

Net loans	141,088,486	128,063,536

Premises and equipment, net	2,806,109	2,856,936
Accrued interest receivable	659,056	504,044
Other assets	397,135	314,697

Total assets	$219,570,290	$201,235,286

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$64,205,475	$54,650,961
Interest bearing demand	37,025,215	35,966,105
Money market accounts	44,112,226	41,847,570
Certificates of deposit $100,000 and over	24,067,489	19,454,257
Other time deposits	12,362,092	11,735,201
Other savings deposits	15,448,537	15,415,984

Total deposits	197,221,034	179,070,078

Short-term borrowings	1,135,372	1,461,929
Accrued interest payable and other liabilities	1,020,956	712,563

Total liabilities	199,377,362	181,244,570

Common Stock - No par value; 6,000,000 shares authorized; issued 3,245,772 shares at March 31, 2005 and December 31, 2004; outstanding 3,086,171 shares at March 31, 2005 and December 31, 2004	—	—
Additional paid in capital	20,315,087	20,315,087
Retained earnings	1,349,723	1,099,493
Treasury stock – 159,601 shares at March 31, 2005 and December 31, 2004	(1,497,093)	(1,497,093)
Accumulated other comprehensive income, net of income taxes	25,211	73,229

Total shareholders’ equity	20,192,928	19,990,716

Total liabilities and shareholders’ equity	$219,570,290	$201,235,286

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
Interest and fee income
Interest and fees on loans	$2,202,981	$1,602,380
Interest and dividends on investment securities	274,116	202,410
Other interest income	78,117	37,427

Total interest and fee income	2,555,214	1,842,217

Interest expense
Interest on deposits	407,578	154,009
Interest on short-term borrowings	3,832	1,041

Total interest expense	411,410	155,050

Net interest income	2,143,804	1,687,167
Provision for (recovery of) loan losses	—	5,000

Net interest income after provision for (recovery of) loan losses	2,143,804	1,682,167

Other income
Service charges, fees and commissions	241,881	279,556
Mortgage banking income	143,607	147,904
Other non-interest income	8,370	9,250

Total other income	393,858	436,710

Other expense
Salaries and employee benefits	939,060	848,508
Net occupancy expense	298,290	303,042
Other operating expenses	393,993	314,575

Total other expense	1,631,343	1,466,125

Income before income tax expense	906,319	652,752
Income tax expense	319,416	232,189

Net income	$586,903	$420,563

Basic earnings per share (1)	$.19	$.14

Diluted earnings per share (1)	$.19	$.14

Weighted average shares outstanding
Basic	$3,086,171	$3,086,171

Diluted	$3,122,495	$3,120,648

(1)	On April 12, 2005, the Corporation declared a 10% stock distribution for shareholders of record as of April 29, 2005. All shares and per share data have been retroactively restated to reflect the stock distribution.

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THREE MONTHS MARCH 31, 2005 AND 2004

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total
December 31, 2003	$—	$20,315,087	$488,339	$(1,497,093)	$341,506	$19,647,839

Comprehensive income:

Net income	—	—	420,563	—	—	420,563

Net unrealized loss on securities (net of tax benefit of $31,092)	—	—	—	—	(52,942)	(52,942)

Comprehensive income	—	—	—	—	—	367,621

Cash dividends ($0.11 per common share)	—	—	(308,618)	—	—	(308,618)

March 31, 2004	$—	$20,315,087	$600,284	$(1,497,093)	$288,564	$19,706,842

December 31, 2004	$—	$20,315,087	$1,099,493	$(1,497,093)	$73,229	$19,990,716

Comprehensive income:

Net income	—	—	586,903	—	—	586,903

Net unrealized loss on securities (net of tax benefit of $28,201)	—	—	—	—	(48,018)	(48,018)

Total comprehensive income	—	—	—	—	—	538,885

Cash dividends ($0.12 per common share)	—	—	(336,673)	—	—	(336,673)

March 31, 2005	$—	$20,315,087	$1,349,723	$(1,497,093)	$25,211	$20,192,928

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$586,903	$420,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	74,016	76,007
Net accretion of unearned discounts on investments	(184,090)	(41,565)
Provision for loan losses	—	5,000
Increase in accrued interest receivable and other assets	(209,249)	(234,883)
Increase in accrued interest payable and other liabilities	280,337	187,670
Gain on sale of fixed asset	2,000	—

Net cash provided by operating activities	549,917	412,792

Cash flows from investing activities:
Purchase of investment securities available for sale	(13,812,633)	(15,943,422)
Maturities and sales of investment securities available for sale	24,000,000	10,000,000
Net increase in loans	(13,024,950)	(2,213,740)
Purchase of premises and equipment	(25,189)	(10,283)

Net cash used in investing activities	(2,862,772)	(8,167,445)

Cash flows from financing activities:
Net increase in deposit accounts	18,150,956	1,950,764
Net decrease in short-term borrowings	(326,557)	(505,317)
Dividends paid	(308,617)	(308,618)

Net cash provided by financing activities	17,515,782	1,136,829

Net increase (decrease) in cash and cash equivalents	15,202,927	(6,617,824)
Cash and cash equivalents, beginning of period	23,857,379	33,147,081

Cash and cash equivalents, end of period	$39,060,306	$26,529,257

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$376,218	$170,018

Income taxes	$48,189	$8,330

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$28,056	$—

Change in unrealized gain on available for sale securities	$(48,018)	$(52,942)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2005

NOTE 1: Basis of Presentation
Bank of South Carolina Corporation (the Company) was organized as a South Carolina corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 3: Stock-Based Compensation
The Company has a stock based employee compensation plan as of March 31, 2005 which is more fully described in Note One to the Consolidated Financial Statements in the Company’s Annual Report on 10KSB for the year ended December 31, 2004. The Company accounts for the plan using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company has not recognized any compensation cost for its fixed stock option plan as all options granted under the plan have an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock based compensation plan been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net income and earnings per share would have been reduced to the proforma amounts indicated below for the three months ended March 31, 2005 and 2004:

	March 31,
	2005	2004
Net income, as reported	$586,903	$420,563
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,254	9,050

Proforma net income	$577,649	$411,513

Earnings per share:
Basic — as reported	$0.19	$0.14

Basic — proforma	$0.19	$0.13

Diluted — as reported	$0.19	$0.14

Diluted — proforma	$0.19	$0.13

NOTE 4: Shareholders’ Equity
A regular quarterly cash dividend of $.12 per share was declared on March 17, 2005 for shareholders of record at March 31, 2005, payable April 29, 2005. In addition a 10% stock distribution was declared on April 12, 2005, for shareholders of record at April 29, 2005, to be distributed May 16, 2005. All shares and per share data have been retroactively restated to reflect the stock distribution. Income per common share for the quarter ended March 31, 2005 and for the quarter ended March 31, 2004 was calculated as follows:

	FOR THE THREE MONTHS ENDED MARCH 31, 2005
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$586,903

Basic income available to common shareholders	$586,903	3,086,171	$.19

Effect of dilutive options		36,324

Diluted income available to common shareholders	$586,903	3,122,495	$.19

	FOR THE THREE MONTHS ENDED MARCH 31, 2004
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$420,563

Basic income available to common shareholders	$420,563	3,086,171	$.14

Effect of dilutive options		34,477

Diluted income available to common shareholders	$420,563	3,120,648	$.14

NOTE 5: Comprehensive Income

Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and net unrealized gains or losses on certain investments in debt securities for the three months ended March 31, 2005 and 2004 and “accumulated other comprehensive income” as of March 31, 2005 and 2004 is comprised solely of unrealized gains and losses on certain investments in debt securities.

Total comprehensive income was $538,885 and $367,621, respectively, for the three months ended March 31, 2005 and 2004.

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

The Company’s significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2004. Of the significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most subjective accounting policy due to the significant degree of management judgment. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Provision for Loan Losses.”

Balance Sheet
The Company focuses its lending activities on small and middle market business and individuals in its geographic markets. At March 31, 2005 outstanding loans totaled $142,133,712, which equaled 72.07% of total deposits and 64.73% of total assets. The major components of the loan portfolio were commercial loans and commercial real estate totaling 32.92% and 45.33% of total loans. Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkley in South Carolina. The breakdown of total loans by type and the respective percentage of total loans are as follows:

TYPES OF LOANS

	March 31,		December 31,
	2005	2004	2004
Commercial loans	46,791,079	47,311,868	43,967,729
Commercial real estate	64,425,862	50,194,202	56,513,602
Residential mortgage	12,752,583	13,287,586	11,954,771
Mortgage loans held for sale	3,621,634	2,937,980	1,703,191
Consumer loans	4,935,407	5,182,892	5,665,099
Personal bank lines	9,382,450	8,235,526	8,938,035
Other	251,697	272,116	365,010

Total	142,133,712	127,422,170	129,107,437
Allowance for loan losses	(1,045,226)	(1,147,174)	(1,043,901)

Loans, net	141,088,486	126,274,996	128,063,536

Percentage of Loans	March 31,		December 31,
	2005	2004	2004
Commercial loans	32.92	37.13	34.06
Commercial real estate	45.33	39.39	43.77
Residential mortgage	8.95	10.43	9.26
Mortgage loans held for sale	2.55	2.31	1.32
Consumer loans	3.47	4.07	4.39
Personal bank lines	6.60	6.46	6.92
Other	.18	.21	.28

Total	100.00%	100.00%	100.00%

Total loans increased $14,711,542 or 11.55% to $142,133,712 at March 31, 2005 from $127,422,170 at March 31, 2004 and $13,026,275 or 10.09% from $129,107,437 at December 31, 2004. This increase is primarily due to an increase in commercial real estate loans, an improved local economy and the funding of outstanding loan commitments.

Average loans increased $11,555,176 or 9.21% to $137,032,870 at March 31, 2005 from $125,477,694 at March 31, 2004 and $13,109,109 or 10.58% from $123,923,761 at December 31, 2004.

Deposits remain the Company’s primary source of funds for loans and investments. Average deposits provided funding for 65.84% of average earning assets for the three months ended March 31, 2005, and 66.38% for the three months ended March 31, 2004. The Bank faces stiff competition from other banking companies in gathering deposits. The percentage of funding provided by deposits has remained stable, and accordingly, the Company has not had to rely on other sources, such as short term borrowings, to fund a portion of loan demand. The breakdown of total deposits by type and the respective percentage of total deposits is as follows:

TYPES OF DEPOSITS

	March 31,		December 31,
	2005	2004	2004
Non-interest bearing demand	$64,205,475	$54,232,193	$54,650,961
Interest bearing demand	$37,025,215	$36,631,057	$35,966,105
Money market accounts	$44,112,226	$36,089,633	$41,847,570
Certificates of deposit $100,000 and over	$24,067,489	$13,914,744	$19,454,257
Other time deposits	$12,362,092	$12,398,079	$11,735,201
Other savings deposits	$15,448,537	$14,827,570	$15,415,984

Total Deposits	$197,221,034	$168,093,276	$179,070,078

Percentage of Deposits	March 31,		December 31,
	2005	2004	2004
Non-interest bearing demand	32.56%	32.26%	30.52%
Interest bearing demand	18.77%	21.79%	20.09%
Money Market accounts	22.37%	21.47%	23.37%
Certificates of deposit $100,000 and over	12.20%	8.28%	10.86%
Other time deposit	6.27%	7.38%	6.55%
Other savings deposits	7.83%	8.82%	8.61%

Total Deposits	100.00%	100.00%	100.00%

Total deposits increased $29,127,758 or 17.33% to $197,221,034 at March 31, 2005 from $168,093,276 at March 31, 2004 and $18,150,946 or 10.14% from $179,070,078 at December 31, 2004. This increase is due to the success of the Company’s business development program as well as an increase in higher balances maintained by existing customers. During the three months ended March 31, 2005, the Company had an increase of 17.48% in non-interest bearing demand deposits. This increase is the result of new accounts and larger balances in existing accounts. In addition during the three months ended March 31, 2005, there was an increase of 23.71% in certificate of deposit accounts $100,000 and over. The is largely due to shifting of money by existing customers, into short term certificate of deposit accounts.

Short-term borrowings are summarized as follows:

SHORT-TERM BORROWINGS

	MARCH 31,
	2005	2004
Securities sold under agreements to repurchase	$—	$—
U.S. Treasury tax and loan deposit notes	1,135,372	448,637

Total	$1,135,372	$448,637

Short term borrowings averaged approximately $676,685 for the three months ended March 31, 2005, as compared to $536,871 for the three months ended March 31, 2004. Short term borrowings consist of demand notes to the U. S. Treasury and securities sold under the agreement to repurchase. Securities sold under agreements to repurchase with customers mature on demand. There were no securities sold under the agreement to repurchase during the quarter ended March 31, 2005 and 2004, respectively.

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004
The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income increased $166,340 or 40% to $586,903, or basic and diluted earnings per share of $.19 for the three months ended March 31, 2005, from $420,563, or basic and diluted earnings per share of $.14 for the three months ended March 31, 2004.

Net Interest Income
Net interest income increased $456,637 or 27.07% to $2,143,804 for the three months ended March 31, 2005, from $1,687,167 for the three months ended March 31, 2004. Total interest and fee income increased $712,997 or 38.70 % for the three months ended March 31, 2005, to $2,555,214 from $1,842,217 for the three months ended March 31, 2004. Average interest earning assets increased from $169.8 million for the three months ended March 31, 2004, to $189.5 million for the three months ended March 31, 2005. The yield on interest earning assets increased 111 basis points between periods to 5.47% for the three months ended March 31, 2005, compared to 4.36% for the same period in 2004. This increase is primarily due to the increase in the yield on average loans of 138 basis points to 6.52% for the three months ended March 31, 2005, compared to 5.14% for the three months ended March 31, 2004. Total average commercial loans increased $13,024,606 from $96,144,704 for the three months ended March 31, 2004, to $109,169,310. There was also an increase of $1,732,749 in average personal reserve checking and personal banklines from $8,014,207 for the three months ended March 31, 2004, to $9,746,956 for the three months ended March 31, 2005. Average loans in process increased $1,237,510 to $1,917,149 for the three months ended March 31, 2005, from $679,639 for the three months ended March 31, 2004. Other interest income increased $40,690 or 108.72% to $78,117 for the three months ended March 31, 2005 from $37,427 for the three months ended March 31, 2004. This increase is due to an increase on interest earned on federal funds sold and larger balances of federal funds sold.

Total interest expense increased $256,360 or 165.34% to $411,410 for the three months ended March 31, 2005, from $155,050 for the three months ended March 31, 2004. The increase in interest expense is primarily due to an increase in average deposits and the average cost of deposits. Interest on deposits for the three months ended March 31, 2005, was $407,578 compared to $154,009 for the three months ended March 31, 2004, an increase of $253,569 or 164.65%. Total interest bearing deposits averaged approximately $124.8 million for the three months ended March 31, 2005, as compared to $112.7 million for the three months ended March 31, 2004. The average cost of interest bearing deposits was 1.32% and .55% for the three months ended March 31, 2005 and 2004, respectively, an increase of 77 basis points.

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

Based on the evaluation described above, the Company recorded no provision for loan losses for the quarter ended March 31, 2005, compared to $5,000 for the quarter ended March 31, 2004. The historical loss ratio used at March 31, 2004 was .318% and was based on a three-year historical average. The historical loss ratio used at March 31, 2005 was .216% and was based on a five-year historical average. The Company believes that the five-year historical average is more representative of the loss cycle of their portfolio based on their review of the timing of large losses and the fact that such losses would not be captured in the average loss ratio using a three-year period. Classified assets were $2.1 million at March 31, 2005 compared to $2.2 million at December 31, 2004 and $2.7 million at March 31, 2004.

During the quarter ended March 31, 2005, there were no charge-offs. Recoveries of $1,325 were recorded to the allowance for loan losses, during the quarter ended March 31, 2005, resulting in an allowance for loan losses of $1,045,226 or .74% of total loans at March 31, 2005, compared to $1,043,901 or .81% of total loans at December 31, 2004 and $1,147,174 or .90% or total loans at March 31, 2004.

The Bank had impaired loans totaling $73,381 as of March 31, 2005, compared to $123,157 as of March 31, 2004. The impaired loans include non-accrual loans with balances at March 31, 2005 and 2004 of $67,138 and $123,157 respectively. The Bank had one restructured loan totaling $6,243 at March 31, 2005 and no restructured loans at March 31, 2004. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six months, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest as of March 31, 2005 and 2004.

Net recoveries were $1,325 for the three months ended March 31, 2005, as compared to net charge-offs of $27,453 for the three months ended March 31, 2004. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company had $95,635 unallocated reserves at March 31, 2005 related to other inherent risk in the portfolio compared to unallocated reserves of $51,764 at March 31, 2004. The increase in unallocated reserves between periods is primarily due to the changes in the allowance model during the 3rd quarter of 2004, whereby management identified higher risk categories of unclassified loans and allocated additional allowance for loan losses to those categories as discussed above. Management believes the allowance for loan losses at March 31, 2005, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

The local real estate market has had significant price appreciation in the last twenty-four months and management is monitoring this.

Other Income
Other income for the three months ended March 31, 2005, decreased $42,852 or 9.8% to $393,858 from $436,710 for the three months ended March 31, 2004. The decrease is primarily due to a decrease in service charges, fees and commissions of $37,675 or 13.48% to $241,881 for the three months ended March 31, 2004 from $279,556 for the three months ended March 31, 2004. The service charges on business accounts decreased $29,441 or 38.90% to $46,238 for the three months ended March 31, 2005, from $75,679 for the three months ended March 31, 2004. The decrease in the service charges on business accounts was caused by an increase in the earnings credit and an increase in average balances maintained, which offset the service charges.

Other Expense
Bank overhead increased $165,218 or 11.27% to $1,631,343 for the three months ended March 31, 2005, from $1,466,125 for the three months ended March 31, 2004. Other operating expenses increased $79,418 or 25.25% to $393,993 for the three months ended March 31, 2005, from $314,575 for the three months ended March 31, 2004. This increase is primarily due to an increase in professional fees, due to an increase in audit fees and legal fees due to the Sarbanes-Oxley requirements and an increase in directors and committee fees due to additional board meetings held in 2005. Salaries and employee benefits increased $90,552 or 10.67% to $939,060 for the three months ended March 31, 2005, from $848,508 for the three months ended March 31, 2004. This increase is primarily due to the addition of a loan processor in West Ashley, a full time Training Officer as well as an increase in salaries and employee benefits as a result of annual merit increases, an increase in health insurance and an increase in the ESOP contribution.

Income Tax Expense
For the quarter ended March 31, 2005, the Company’s effective tax rate was 35.24% compared to 35.57% during the quarter ended March 31, 2004.

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

The Company’s off-balance sheet arrangements, consist principally of commitments to extend credit described below. At March 31, 2005 and 2004, the Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $47,518,191 and $26,686,659 at March 31, 2005 and 2004 respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At March 31, 2005, and 2004, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2005 and 2004 was $410,374 and $345,459 respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at March 31, 2005. The Company has forward sales commitments, totaling $3.6 million at March 31, 2005, to sell loans held for sale of $3.6 million. The fair value of these commitments was not significant at March 31, 2005. The Company has no embedded derivative instruments requiring separate accounting treatment.

Liquidity

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company’s primary liquid assets accounted for 33.98% and 31.17% of total assets at March 31, 2005 and 2004, respectively. This increase is due to an increase in federal funds sold of 93.31%. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At March 31, 2005, the Bank had unused short-term lines of credit totaling approximately $18,500,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale. The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. Although such core deposits can be costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At March 31, 2005 and 2004, the Bank’s liquidity ratio was 31.09% and 29.30%, respectively. This increase is primarily due to an increase in federal funds sold and investment securities available for sale funded by an increase in deposits.

Capital Resources

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders’ equity at March 31, 2005, of $20,192,928. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at March 31, 2005, for the Bank is 12.98% and at March 31, 2004 was 14.00%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of March 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At March 31, 2005 and 2004, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

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

ITEM 3
CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its President and Chief Executive Officer, Executive Vice President and Secretary and Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending March 31, 2005, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

1.	The Consolidated Financial Statements are included in this Form 10-QSB and listed on pages as indicated.

		Page
(1)	Consolidated Balance Sheets	3
(2)	Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	4
(3)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income	5
(4)	Consolidated Statements of Cash Flows	6
(5)	Notes to Consolidated Financial Statements	7-9

2. Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)

3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)

3.1	By-laws of the Registrant (Filed with 1995 10-KSB)

4.0	2005 Proxy Statement (Filed with 2005 10-KSB)

10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)

10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)

10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)

10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)

31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

3. Reports on Form 8-K:

Form 8-K dated March 17, 2005 furnishing under Item 8.01 Bank of South Carolina Corporation’s $.12 per share stock dividend.

Form 8-K dated April 13, 2005 announcing under Item 2.02 results of operations and financial conditions for the first quarter of 2005, and the declaration of a 10% stock distribution declared April 12, 2005 for shareholders of record April 29, 2005 to be distributed May 16, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

May 5, 2005
	BY:	/s/ Hugh C. Lane, Jr.

Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/ William L. Hiott, Jr.

William L. Hiott, Jr.
Executive Vice President & Treasurer