Form 10QSB
period 2005-06-30
BANK OF SOUTH CAROLINA CORP
filed 2005-08-12
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2005
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
Yes ☒       No ☐
As of August 12, 2005, there were 3,085,929 Common Shares outstanding.
Transitional Small Business Disclosure Format (Check one):
Yes ☐       No ☒

BANK OF SOUTH CAROLINA CORPORATION
Report on Form 10-QSB
for quarter ended
June 30, 2005

PART I — ITEM 1 — FINANCIAL STATEMENTS
BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004
Assets:
Cash and due from banks	$9,410,363	$8,372,637
Interest bearing deposits in other banks	7,823	7,783
Federal funds sold	39,806,308	15,476,959
Investment securities available for sale	33,212,741	45,638,694
Loans	146,181,431	129,107,437
Allowance for loan losses	(1,045,246)	(1,043,901)

Net loans	145,136,185	128,063,536

Premises and equipment, net	2,742,067	2,856,936
Accrued interest receivable	599,456	504,044
Other assets	536,603	314,697

Total assets	$231,451,546	$201,235,286

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$57,166,719	$54,650,961
Interest bearing demand	46,301,026	35,966,105
Money market accounts	59,103,160	41,847,570
Certificates of deposit $100,000 and over	24,131,906	19,454,257
Other time deposits	11,920,562	11,735,201
Other savings deposits	10,545,611	15,415,984

Total deposits	209,168,984	179,070,078

Short-term borrowings	870,633	1,461,929
Accrued interest payable and other liabilities	848,929	712,563

Total liabilities	210,888,546	181,244,570

Common Stock — No par value;
6,000,000 shares authorized; issued 3,245,530 shares at June 30, 2005 and December 31, 2004; outstanding 3,085,929 shares at June 30, 2005 and December 31, 2004	—	—
Additional paid in capital	22,077,402	20,315,087
Retained earnings	163,638	1,099,493
Treasury stock – 159,601 shares at June 30, 2005 and December 31, 2004	(1,692,964)	(1,497,093)
Accumulated other comprehensive income, net of income taxes	14,924	73,229

Total shareholders’ equity	20,563,000	19,990,716

Total liabilities and shareholders’ equity	$231,451,546	$201,235,286

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
	2005	2004
Interest and fee income
Interest and fees on loans	$2,328,703	$1,579,814
Interest and dividends on investment securities	283,908	190,752
Other interest income	245,575	52,653

Total interest and fee income	2,858,186	1,823,219

Interest expense
Interest on deposits	595,194	152,783
Interest on short-term borrowings	3,727	1,079

Total interest expense	598,921	153,862

Net interest income	2,259,265	1,669,357
Provision for (recovery of) loan losses	—	(153,000)

Net interest income after provision for (recovery of) loan losses	2,259,265	1,822,357

Other income
Service charges, fees and commissions	228,980	288,704
Mortgage banking income	292,282	205,302
Other non-interest income	6,285	5,885

Total other income	527,547	499,891

Other expense
Salaries and employee benefits	969,143	883,455
Net occupancy expense	298,654	297,512
Other operating expenses	349,440	414,831

Total other expense	1,617,237	1,595,798

Income before income tax expense	1,169,575	726,450
Income tax expense	415,035	250,620

Net income	$754,540	$475,830

Basic earnings per share (1)	$.24	$.15

Diluted earnings per share (1)	$.24	$.15

Weighted average shares outstanding
Basic	3,085,929	3,085,929

Diluted	3,124,475	3,096,563

(1)	On April 12, 2005, the Corporation declared a 10% stock distribution for shareholders of record as of April 29, 2005. All shares and per share data have been retroactively restated to reflect the stock distribution.
See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended
	June 30,
	2005	2004
Interest and fee income
Interest and fees on loans	$4,531,684	$3,182,195
Interest and dividends on investment securities	558,024	393,161
Other interest income	323,692	90,080

Total interest and fee income	5,413,400	3,665,436

Interest expense
Interest on deposits	1,002,772	306,792
Interest on short-term borrowings	7,559	2,119

Total interest expense	1,010,331	308,911

Net interest income	4,403,069	3,356,525
Provision for (recovery of) loan losses	—	(148,000)

Net interest income after provision for (recovery of) loan losses	4,403,069	3,504,525

Other income
Service charges, fees and commissions	470,860	568,259
Mortgage banking income	435,890	353,206
Other non-interest income	14,655	15,135

Total other income	921,405	936,600

Other expense
Salaries and employee benefits	1,908,203	1,731,963
Net occupancy expense	596,944	600,554
Other operating expenses	743,433	729,406

Total other expense	3,248,580	3,061,923

Income before income tax expense	2,075,894	1,379,202
Income tax expense	734,451	482,809

Net income	$1,341,443	$896,393

Basic earnings per share (1)	$.43	$.29

Diluted earnings per share (1)	$.43	$.29

Weighted average shares outstanding
Basic	3,085,929	3,085,929

Diluted	3,115,791	3,101,454

(1)	On April 12, 2005, the Corporation declared a 10% stock distribution for shareholders of record as of April 29, 2005. All shares and per share data have been retroactively restated to reflect the stock distribution.
See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR SIX MONTHS JUNE, 2005 AND 2004

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total
December 31, 2003	$—	$20,315,087	$488,339	$(1,497,093)	$341,506	$19,647,839

Comprehensive income:

Net income	—	—	896,393	—	—	896,393

Net unrealized loss on securities (net of tax benefit of $107,811)	—	—	—	—	(183,568)	(183,568)

Comprehensive income	—	—	—	—	—	712,825

Cash dividends ($0.22 per common share)	—	—	(617,234)	—	—	(617,234)

June 30, 2004	$—	$20,315,087	$767,498	$(1,497,093)	$157,938	$19,743,430

December 31, 2004	$—	$20,315,087	$1,099,493	$(1,497,093)	$73,229	$19,990,716

Comprehensive income:

Net income	—	—	1,341,443	—	—	1,341,443

Net unrealized loss on securities (net of tax benefit of $34,243)	—	—	—	—	(58,305)	(58,305)

Total comprehensive income	—	—	—	—	—	1,283,138

Issuance of 10% stock distribution-		1,762,315	(1,570,313)	(195,871)	—	(3,869)

Cash dividends ($0.24 per common share)	—	—	(706,985)	—	—	(706,985)

June 30, 2005	$—	$22,077,402	$163,638	$(1,692,964)	$14,924	$20,563,000

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,341,443	$896,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	148,493	147,661
Net accretion of unearned discounts on investments	(414,995)	(91,424)
Provision for (recovery of) loan losses	—	(148,000)
Increase in accrued interest receivable and other assets	(283,075)	(59,433)
Increase in accrued interest payable and other liabilities	74,672	92,195
Gain on sale of fixed asset	2,000	—

Net cash provided by operating activities	868,538	837,392

Cash flows from investing activities:
Purchase of investment securities available for sale	(31,536,600)	(21,917,807)
Maturities and sales of investment securities available for sale	44,285,000	22,255,000
Net (increase) decrease in loans	(17,072,649)	6,030,711
Purchase of premises and equipment	(35,624)	(91,645)

Net cash (used in) provided by investing activities	(4,359,873)	6,276,259

Cash flows from financing activities:
Net increase in deposit accounts	30,098,906	6,785,335
Net (decrease) increase in short-term borrowings	(591,296)	39,697
Dividends paid	(645,291)	(617,234)
Fractional shares paid	(3,869)	—

Net cash provided by financing activities	28,858,450	6,207,798

Net increase in cash and cash equivalents	25,367,115	13,321,449
Cash and cash equivalents, beginning of period	23,857,379	33,147,081

Cash and cash equivalents, end of period	$49,224,494	$46,468,530

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$920,212	$330,797

Income taxes	$723,789	$398,361

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$61,694	$—

Change in unrealized gain on available for sale securities	$(58,305)	$(183,568)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005
NOTE 1: Basis of Presentation
Bank of South Carolina Corporation (the Company) was organized as a South Carolina corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results which may be expected for the entire year.
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
NOTE 3: Stock-Based Compensation
The Company has a stock based employee compensation plan as of June 30, 2005 which is more fully described in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on 10KSB for the year ended December 31, 2004. The Company accounts for the plan using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company has not recognized any compensation cost for its fixed stock option plan as all options granted under the plan have an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock based compensation plan been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net income and earnings per share would have been reduced to the proforma amounts indicated below for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended
	June 30,
	2005	2004
Net income, as reported	$754,540	$475,830
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,254	9,050

Proforma net income	$745,286	$466,780

Earnings per share:
Basic — as reported	$0.24	$0.15

Basic — proforma	$0.24	$0.15

Diluted — as reported	$0.24	$0.15

Diluted — proforma	$0.24	$0.15

	Six Months Ended
	June 30,
	2005	2004
Net income, as reported	$1,341,443	$896,393
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	18,509	18,100

Proforma net income	$1,322,934	$878,293

Earnings per share:
Basic — as reported	$0.43	$0.29

Basic — proforma	$0.43	$0.28

Diluted — as reported	$0.43	$0.29

Diluted — proforma	$0.42	$0.28

NOTE 4: Shareholders’ Equity
A regular quarterly cash dividend of $.12 per share was declared on June 16, 2005 for shareholders of record at June 30, 2005, payable July 29, 2005. A 10% stock distribution was declared on April 12, 2005, for shareholders of record at April 29, 2005, distributed May 16, 2005. All shares and per share data have been retroactively restated to reflect the stock distribution. Income per common share for the quarter and six months ended June 30, 2005 and for the quarter and six months ended June 30, 2004 was calculated as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2005
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$754,540

Basic income available to common shareholders	$754,540	3,085,929	$.24

Effect of dilutive options		38,546

Diluted income available to common shareholders	$754,540	3,124,475	$.24

	FOR THE SIX MONTHS ENDED JUNE 30, 2005
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$1,341,443

Basic income available to common shareholders	$1,341,443	3,085,929	$.43

Effect of dilutive options		29,862

Diluted income available to common shareholders	$1,341,443	3,115,791	$.43

	FOR THE THREE MONTHS ENDED JUNE 30, 2004
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$475,830

Basic income available to common shareholders	$475,830	3,085,929	$.15

Effect of dilutive options		10,634

Diluted income available to common shareholders	$475,830	3,096,563	$.15

	FOR THE SIX MONTHS ENDED JUNE 30, 2004
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$896,393

Basic income available to common shareholders	$896,393	3,085,929	$.29

Effect of dilutive options		15,525

Diluted income available to common shareholders	$896,393	3,101,454	$.29

NOTE 5: Comprehensive Income
Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and net unrealized gains or losses on certain investments in debt securities for the three and six months ended June 30, 2005 and 2004 and “accumulated other comprehensive income” as of June 30, 2005 and 2004 is comprised solely of unrealized gains and losses on certain investments in debt securities.
Total comprehensive income was $744,253 and $345,204, respectively, for the three months ended June 30, 2005 and 2004, and $1,283,138 and $712,825, respectively, for the six months ended June 30, 2005 and 2004.
NOTE 6: FAS 91 Adoption
During the second quarter of 2005, the Company adopted FASB Statement No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an amendment of FASB Statements No. 13, 60 and 65 and a rescission of FASB Statement No. 17). Statement No. 91 establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans. This statement also specifies the accounting for fees and initial direct costs associated with leasing. The adoption of FAS No. 91 by the Company in the second quarter resulted in a decrease to interest income and fees on loans and total loans of $76,000.

NOTE 7: Correction of an Error
During the second quarter of 2005, the Company determined that the liability clearing account (discount points due investors), was not being properly recorded into mortgage banking income. The account was overstated by $142,971. The $142,971 is reflected in mortgage banking income for the second quarter of 2005. Management determined that the error was not material to the financial statements.
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
Balance Sheet
The Company focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At June 30, 2005 outstanding loans totaled $146,181,431, which equaled 69.89% of total deposits and 63.16% of total assets. The major components of the loan portfolio were commercial loans and commercial real estate totaling 32.96% and 43.94% of total loans. Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkley in South Carolina. The breakdown of total loans by type and the respective percentage of total loans are as follows:
TYPES OF LOANS

	June 30,		December 31,
	2005	2004	2004
Commercial loans	$48,174,717	$44,063,280	$43,967,729
Commercial real estate	$64,234,293	$50,618,023	$56,513,602
Residential mortgage	$12,207,226	$9,074,175	$11,954,771
Mortgage loans held for sale	$5,179,857	$1,275,029	$1,703,191
Consumer loans	$4,672,235	$5,586,865	$5,665,099
Personal bank lines	$11,489,763	$8,226,763	$8,938,035
Other	$223,339	$276,901	$365,010

Total	$146,181,431	$119,121,038	$129,107,437
Allowance for loan losses	$(1,045,246)	$(937,493)	$(1,043,901)

Loans, net	$145,136,15	$118,183,545	$128,063,536

Percentage of Loans	June 30,		December 31,
	2005	2004	2004
Commercial loans	32.96%	36.99%	34.06%
Commercial real estate	43.94%	42.49%	43.77%
Residential mortgage	8.35%	7.62%	9.26%
Mortgage loans held for sale	3.54%	1.07%	1.32%
Consumer loans	3.20%	4.69%	4.39%
Personal bank lines	7.86%	6.91%	6.92%
Other	.15%	.23%	.28%

Total	100.00%	100.00%	100.00%

Total loans increased $27,060,393 or 22.72% to $146,181,431 at June 30, 2005 from $119,121,038 at June 30, 2004 and $17,073,994 or 13.23% from $129,107,437 at December 31, 2004. This increase is primarily due to an increase in commercial real estate loans, an improved local economy and the funding of outstanding loan commitments.
Average loans increased $15,307,632 or 12.23% to $140,454,878 at June 30, 2005 from $125,147,246 at June 30, 2004 and $16,531,117 or 13.34% from $123,923,761 at December 31, 2004.
Deposits remain the Company’s primary source of funds for loans and investments. Average deposits provided funding for 66.66% and of average earning assets for the six months ended June 30, 2005, respectively, and 65.25% for the six months ended June 30, 2004. The Bank faces significant competition from other banking companies in gathering deposits. The percentage of funding provided by deposits has remained stable, and accordingly, the Company has not had to rely on other sources, such as short term borrowings, to fund a portion of loan demand. The breakdown of total deposits by type and the respective percentage of total deposits is as follows:
TYPES OF DEPOSITS

	June 30,		December 31,
	2005	2004	2004
Non-interest bearing demand	$57,166,719	$57,336,807	$54,650,961
Interest bearing demand	$46,301,026	$30,787,804	$35,966,105
Money market accounts	$59,103,160	$44,368,967	$41,847,570
Certificates of deposit $100,000 and over	$24,131,906	$14,091,836	$19,454,257
Other time deposits	$11,920,562	$11,905,779	$11,735,201
Other savings deposits	$10,545,611	$14,436,654	$15,415,984

Total Deposits	$209,168,984	$172,927,847	$179,070,078

Percentage of Deposits	June 30,		December 31,
	2005	2004	2004
Non-interest bearing demand	27.33%	33.16%	30.52%
Interest bearing demand	22.13%	17.80%	20.09%
Money Market accounts	28.26%	25.66%	23.37%
Certificates of deposit $100,000 and over	11.54%	8.15%	10.86%
Other time deposit	5.70%	6.88%	6.55%
Other savings deposits	5.04%	8.35%	8.61%

Total Deposits	100.00%	100.00%	100.00%

Total deposits increased $36,241,137 or 20.96% to $209,168,984 at June 30, 2005 from $172,927,847 at June 30, 2004 and $30,098,906 or 16.81% from $179,070,078 at December 31, 2004. This increase is due to the success of the Company’s business development program as well as an increase in higher balances maintained by existing customers and some large temporary deposits. During the six months ended June 30, 2005, the Company had an increase of 28.74% in interest bearing demand deposits, an increase of 41.23% in money market accounts and an increase of 24.04% in certificate of deposit accounts $100,000 and over. This increase is the result of new accounts and larger balances in existing accounts as well as the shifting of money by existing customers, into short term certificate of deposit accounts.
Short-term borrowings are summarized as follows:
SHORT-TERM BORROWINGS

	June 30,	December 31,
	2005	2004
Federal funds purchased	$—	$—
Securities sold under agreements to repurchase	$—	$—
U.S. Treasury tax and loan deposit notes	870,633	1,461,929

Total	$870,633	$1,461,929

Short term borrowings averaged approximately $613,304 for the six months ended June 30, 2005, as compared to $584,736 at December 31, 2004. Short term borrowings consist of demand notes to the U.S. Treasury, securities sold under the agreement to repurchase and federal funds purchased. Securities sold under agreements to repurchase with customers mature on demand. There were no securities sold under the agreement to repurchase during the quarter ended June 30, 2005 or at December 31, 2004. The average balance of federal funds purchased during the quarter end June 30, 2005 was $66,575 with no federal funds purchased at December 31, 2004.
Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004
The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income increased $278,710 or 59% to $754,540, or basic and diluted earnings per share of $.24 for the three months ended June 30, 2005, from $475,830, or basic and diluted earnings per share of $.15 for the three months ended June 30, 2004.
Net Interest Income
Net interest income increased $589,908 or 35.34% to $2,259,265 for the three months ended June 30, 2005, from $1,669,357 for the three months ended June 30, 2004. Total interest and fee income increased $1,034,967 or 56.77% for the three months ended June 30, 2005, to $2,858,186 from $1,823,219 for the three months ended June 30, 2004. Other interest income increased $192,922 or 366.40% to $245,575 for the three months ended June 30, 2005 from $52,653 for the three months ended June 30, 2004. This increase is due to an increase on interest earned on federal funds sold and larger balances of federal funds sold. Interest and fees on loans increased $748,889 or 47.40% for the three months ended June 30, 2005, to $2,328,703 from $1,579,814 for the three months ended June 30, 2004. This increase is primarily due to an increase on interest earned as a result of an increase in rates and volume on demand loans, time loans and real estate loans.

Average interest earning assets increased from $176.5 million for the three months ended June 30, 2004, to $214.1 million for the three months ended June 30, 2005. The yield on interest earning assets increased 120 basis points between periods to 5.35% for the three months ended June 30, 2005, compared to 4.15% for the same period in 2004. This increase is primarily due to the increase in the yield on average loans of 140 basis points to 6.49% for the three months ended June 30, 2005, compared to 5.09% for the three months ended June 30, 2004. Total average commercial loans increased $13,238,104 from $96,216,088 for the three months ended June 30, 2004, to $109,454,192. Total average installment loans increased $2,335,957 from $15,486,741 for the three months ended June 30, 2004, to $17,822,698. There was also an increase of $1,748,472 in average personal reserve checking and personal banklines from $8,643,538 for the three months ended June 30, 2004, to $10,392,010 for the three months ended June 30, 2005.
Total interest expense increased $445,059 or 289.26% to $598,921 for the three months ended June 30, 2005, from $153,862 for the three months ended June 30, 2004. The increase in interest expense is primarily due to an increase in average deposits and the average cost of deposits. Interest on deposits for the three months ended June 30, 2005, was $595,194 compared to $152,783 for the three months ended June 30, 2004, an increase of $442,411 or 289.57%. Total interest bearing deposits averaged approximately $144.2 million for the three months ended June 30, 2005, as compared to $113.2 million for the three months ended June 30, 2004. The average cost of interest bearing deposits was 1.66% and .54% for the three months ended June 30, 2005 and 2004, respectively, an increase of 112 basis points.
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
Based on the evaluation described above, the Company recorded no provision for loan losses for the quarter ended June 30, 2005, compared to a recovery of $153,000 for the quarter ended June 30, 2004. The historical loss ratio used at June 30, 2004 was .209% and was based on a three-year historical average. The historical loss ratio used at June 30, 2005 was .219% and was based on a five-year historical average. The Company believes that the five-year historical average is more representative of the loss cycle of their portfolio based on their review of the timing of large losses and the fact that such losses would not be captured in the average loss ratio using a three-year period. Classified assets were $2.1 million at June 30, 2005 compared to $2.2 million at December 31, 2004 and $2.7 million at June 30, 2004.
During the quarter ended June 30, 2005, there were charge-offs of $1,410 and recoveries of $1,430 recorded to the allowance for loan losses, resulting in an allowance for loan losses of $1,045,246 or .72% of total loans at June 30, 2005, compared to $1,043,901 or .81% of total loans at December 31, 2004 and $937,493 or .79% or total loans at June 30, 2004.
The Bank had impaired loans totaling $175,571 as of June 30, 2005, compared to $225,222 as of June 30, 2004. The impaired loans include non-accrual loans with balances at June 30, 2005 and 2004 of $175,571 and $225,222 respectively. The Bank had one restructured loan included in the non-accrual loans, totaling $5,331 at June 30, 2005. There were no restructured loans at June 30, 2004. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.
The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six months, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest as of June 30, 2005 and 2004.
At June 30, 2005 the balance of past due loans greater than 30 days past due was $660,054 compared to $177,885 at June 30, 2004.
Net recoveries were $20 for the three months ended June 30, 2005, as compared to net charge-offs of $56,681 for the three months ended June 30, 2004. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.
The Company had $73,788 unallocated reserves at June 30, 2005 related to other inherent risk in the portfolio compared to unallocated reserves of $66,209 at June 30, 2004. The increase in unallocated reserves between periods is primarily due to the changes in the allowance model during the 3rd quarter of 2004, whereby management identified higher risk categories of unclassified loans and allocated additional allowance for loan losses to those categories as discussed above. Management believes the allowance for loan losses at June 30, 2005, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.
The local real estate market has had significant price appreciation in the last twenty-four months and management is monitoring this.
Other Income
Other income for the three months ended June 30, 2005, increased $27,656 or 5.53% to $527,547 from $499,891 for the three months ended June 30, 2004. Mortgage banking income increased $86,980 or 42.37% to $292,282 for the three months ended June 30, 2005, from $205,302 for the three months ended June 30, 2004. The increase is primarily due to a correction of an error in accounting for a liability clearing account, offset by a decrease in the service release premium. The company determined that the liability clearing account of $142,971 was not being properly recorded into mortgage banking income. The service release premium earned on loans decreased $99,280 or 45.25% to $120,124 for the three months ended June 30, 2005 from $219,403 for the three months ended June 30, 2004.
The increase in mortgage banking income was offset by a decrease in service charges, fees and commissions of $59,724 or 20.69% to $228,980 for the three months ended June 30, 2005, from $288,704 for the three months ended June 30, 2004. The service charges on business accounts decreased $34,034 or 46.78% to $38,712 for the three months ended June 30, 2005, from $72,746 for the three months ended June 30, 2004. The decrease in the service charges on business accounts was caused by an increase in the earnings credit and an increase in average balances maintained, which offset the service charges. The overdraft charges also decreased during the three months ended June 30, 2005 to $84,200 from $94,863 for the three months ended June 30, 2004.
Other Expense
Bank overhead increased $21,439 or 1.34% to $1,617,237 for the three months ended June 30, 2005, from $1,595,798 for the three months ended June 30, 2004. Salaries and employee benefits increased $85,688 or 9.70% to $969,143 for the three months ended June 30, 2005, from $883,455 for the three months ended June 30, 2004. This increase is primarily due to the addition of a loan processor in West Ashley, a full time Training Officer as well as an increase in salaries and employee benefits as a result of annual merit increases, an increase in health insurance and an increase in the ESOP contribution.
Income Tax Expense
For the three months ended June 30, 2005, the Company’s effective tax rate was 35.49% compared to 34.50% during the quarter ended June 30, 2004.
Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004
The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income increased $445,050 or 49.65% to $1,341,443, or basic and diluted earnings per share of $.43 for the six months ended June 30, 2005, from $896,393, or basic and diluted earnings per share of $.29 for the six months ended June 30, 2004.

Net Interest Income
Net interest income increased $1,046,544 or 31.18% to $4,403,069 for the six months ended June 30, 2005, from $3,356,525 for the six months ended June 30, 2004. Total interest and fee income increased $1,747,964 or 47.69 % for the six months ended June 30, 2005, to $5,413,400 from $3,665,436 for the six months ended June 30, 2004. Other interest income increased $233,612 or 259.34% to $323,692 for the six months ended June 30, 2005 from $90,080 for the six months ended June 30, 2004. This increase is due to an increase on interest earned on federal funds sold and larger balances of federal funds sold. Interest and fees on loans increased $1,349,489 or 42.41% for the six months ended June 30, 2005, to $4,531,684 from $3,182,195 for the six months ended June 30, 2004. This increase is primarily due to an increase on interest earned as a result of an increase in rates and volume on demand loans, time loans and real estate loans.
Average interest earning assets increased from $173.2 million for the six months ended June 30, 2004, to $201.9 million for the six months ended June 30, 2005. The yield on interest earning assets increased 115 basis points between periods to 5.41% for the six months ended June 30, 2005, compared to 4.26% for the same period in 2004. This increase is primarily due to the increase in the yield on average loans of 140 basis points to 6.51% for the six months ended June 30, 2005, compared to 5.11% for the six months ended June 30, 2004. Total average commercial loans increased $11,646,676 from $95,745,012 for the six months ended June 30, 2004, to $107,391,688. Total average personal reserve checking and personal bank lines increased $1,887,398 from $8,209,968 for the six months ended June 30, 2004, to $10,097,366. There was also an increase of $768,506 or 28.50% in average mortgage loans held for sale from $2,696,464 for the six months ended June 30, 2004, to $3,464,970 for the six months ended June 30, 2005.
Total interest expense increased $701,420 or 227.06% to $1,010,331 for the six months ended June 30, 2005, from $308,911 for the six months ended June 30, 2004. The increase in interest expense is primarily due to an increase in average deposits and the average cost of deposits. Interest on deposits for the six months ended June 30, 2005, was $1,002,772 compared to $306,792 for the six months ended June 30, 2004, an increase of $695,980 or 226.86%. Total interest bearing deposits averaged approximately $134.6 million for the six months ended June 30, 2005, as compared to $113.5 million for the six months ended June 30, 2004. The average cost of interest bearing deposits was 1.50% and .55% for the six months ended June 30, 2005 and 2004, respectively, an increase of 95 basis points.
Provision for Loan Losses
There was no provision for loan losses for the six months ended June 30, 2005 compared to a recovery of loan losses of $148,000 for the six months ended June 30, 2004. During the six months ended June 30, 2005, charge-offs of $1,410 and recoveries of $2,754 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,045,246 or .72% of total loans at June 30, 2005, compared to $1,043,901 or .81% of total loans at December 31, 2004. See additional discussion under Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004 – Provision for Loan Losses.
Net recoveries were $1,344 for the six months ended June 30, 2005, as compared to net charge-offs of $84,134 for the six months ended June 30, 2004. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of the reserve.
Other Income
Other income for the six months ended June 30, 2005, decreased $15,195 or 1.62% to $921,405 from $936,600 for the six months ended June 30, 2004. The decrease is primarily due to a decrease in service charges, fees and commissions. Service charges, fees and commissions decreased $97,399 or 17.14% to $470,860 for the six months ended June 30, 2004, from $568,259 for the six months ended

June 30, 2004. The service charges on business accounts decreased $63,476 or 42.77% to $84,950 for the six months ended June 30, 2005, from $148,426 for the six months ended June 30, 2004. The decrease in the service charges on business accounts was caused by an increase in the earnings credit and an increase in average balances maintained, which offset the service charges. The overdraft charges also decreased during the six months ended June 30, 2005 to $179,309 from $192,422 for the six months ended June 30, 2004.
Mortgage Banking income increased $82,684 or 23.41% to $435,890 for the six months ended June 30,2005, from $353,206 for the six months ended June 30, 2004. The increase is primarily due to a correction of an error in accounting for a liability clearing account, offset by a decrease in the service release premium. The company determined that the liability clearing account of $142,971 was not being properly recorded into mortgage banking income. The service release premium earned on loans decreased $124,041 or 36.90% to $212,143 for the six months ended June 30, 2005 from $336,185 for the six months ended June 30, 2004.
Other Expense
Bank overhead increased $186,657 or 6.10% to $3,248,580 for the six months ended June 30, 2005, from $3,061,923 for the six months ended June 30, 2004. Salaries and employee benefits increased $176,240 or 10.18% to $1,908,203 for the six months ended June 30, 2005, from $1,731,963 for the six months ended June 30, 2004. This increase is primarily due to the addition of a loan processor in West Ashley, a full time Training Officer as well as an increase in salaries and employee benefits as a result of annual merit increases, an increase in health insurance and an increase in the ESOP contribution.
Income Tax Expense
For the six months ended June 30, 2005, the Company’s effective tax rate was 35.38% compared to 35.01% during the six months ended June 30, 2004.
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
The Company’s off-balance sheet arrangements, consist principally of commitments to extend credit described below. At June 30, 2005 and 2004, the Company had no interests in non-consolidated special purpose entities.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $56,018,968 and $28,955,032 at June 30, 2005 and 2004 respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At June 30, 2005, and 2004, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2005 and 2004 was $605,374 and $280,209 respectively.
The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at June 30, 2005. The Company has forward sales commitments, totaling $5.2 million at June 30, 2005, to sell loans held for sale of $5.2 million. The fair value of these commitments was not significant at June 30, 2005. The Company has no embedded derivative instruments requiring separate accounting treatment.
Once the Company sells certain fixed rate residential loans, the loans are no longer reportable on the Company’s balance sheet. With most of these sales, the Company has an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This warranty period ranges from three to six months. The unpaid principal balance of loans sold with recourse was $35,212,000 at June 30, 2005 and $34,302,000 at June 30,2004.
Liquidity
The Company must maintain adequate liquidity in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company’s primary liquid assets accounted for 35.62% and 37.26% of total assets at June 30, 2005 and 2004, respectively. This increase is due to an increase in federal funds sold of 157.20%. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At June 30, 2005, the Bank had unused short-term lines of credit totaling approximately $18,500,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale. The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. Although such core deposits can be costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At June 30, 2005 and 2004, the Bank’s liquidity ratio was 34.23% and 35.88%, respectively. This decrease is primarily due to an increase in federal funds sold and investment securities available for sale funded by an increase in deposits.

Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders’ equity at June 30, 2005, of $20,563,000. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at June 30, 2005, for the Bank is 12.20% and at June 30, 2004 was 13.66%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of June 30, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
At June 30, 2005 and 2004, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.
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
ITEM 3
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its President and Chief Executive Officer and Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending June 30, 2005, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.
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
Due to the early retirement of the Executive Vice President and Secretary, effective July 31, 2005, Senior Vice President (Lending) has assumed this position on the Disclosure Committee.
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

Form 8-K dated June 16, 2005 furnishing under Item 8.01 Bank of South Carolina Corporation’s $.12 per share stock dividend.

Form 8-K dated July 26, 2005 announcing under Item 2.02 results of operations and financial conditions for the second quarter of 2005, announcing under Item 5.02 the retirement of Nathaniel I. Ball, III, Executive Vice President and Director of Bank of South Carolina Corporation, effective July 31, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

August 12, 2005

	BY:	/s/Hugh C. Lane, Jr. Hugh C. Lane, Jr. President and Chief Executive Officer

	BY:	/s/William L. Hiott, Jr. William L. Hiott, Jr. Executive Vice President & Treasurer