Form 10QSB
period 2005-09-30
BANK OF SOUTH CAROLINA CORP
filed 2005-11-14
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)
☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2005
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of November 10, 2005, there were 3,085,929 Common Shares outstanding.
Transitional Small Business Disclosure Format (Check one):
Yes ☐     No ☑

Table of Contents
BANK OF SOUTH CAROLINA CORPORATION
Report on Form 10-QSB
for quarter ended
September 30, 2005

PART I — ITEM 1 — FINANCIAL STATEMENTS
BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2005	December 31, 2004
Assets:
Cash and due from banks	$11,923,794	$8,372,637
Interest bearing deposits in other banks	7,848	7,783
Federal funds sold	45,700,016	15,476,959
Investment securities available for sale	38,326,445	45,638,694
Loans	153,875,592	129,107,437
Allowance for loan losses	(1,021,779)	(1,043,901)

Net loans	152,853,813	128,063,536

Premises and equipment, net	2,776,282	2,856,936
Accrued interest receivable	697,603	504,044
Other assets	531,401	314,697

Total assets	$252,817,202	$201,235,286

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$66,158,272	$54,650,961
Interest bearing demand	50,369,020	35,966,105
Money market accounts	66,867,601	41,847,570
Certificates of deposit $100,000 and over	22,547,664	19,454,257
Other time deposits	11,927,170	11,735,201
Other savings deposits	11,343,626	15,415,984

Total deposits	229,213,353	179,070,078

Short-term borrowings	1,571,262	1,461,929
Accrued interest payable and other liabilities	960,298	712,563

Total liabilities	231,744,913	181,244,570

Common Stock — No par value;
6,000,000 shares authorized; issued 3,245,530 shares at September 30, 2005 and December 31, 2004; outstanding 3,085,929 shares at September 30, 2005 and December 31, 2004	—	—
Additional paid in capital	22,077,402	20,315,087
Retained earnings	684,219	1,099,493
Treasury stock — 159,601 shares at September 30, 2005 and December 31, 2004	(1,692,964)	(1,497,093)
Accumulated other comprehensive income, net of income taxes	3,632	73,229

Total shareholders’ equity	21,072,289	19,990,716

Total liabilities and shareholders’ equity	$252,817,202	$201,235,286

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30,
	2005	2004
Interest and fee income
Interest and fees on loans	$2,725,056	$1,656,412
Interest and dividends on investment securities	297,579	227,029
Other interest income	286,337	83,187

Total interest and fee income	3,308,972	1,966,628

Interest expense
Interest on deposits	752,297	222,269
Interest on short-term borrowings	5,340	1,586

Total interest expense	757,637	223,855

Net interest income	2,551,335	1,742,773
Provision for loan losses	12,000	15,000

Net interest income after provision for loan losses	2,539,335	1,727,773

Other income
Service charges, fees and commissions	239,020	269,796
Mortgage banking income	222,361	109,183
Other non-interest income	9,327	7,758

Total other income	470,708	386,737

Other expense
Salaries and employee benefits	910,618	862,740
Net occupancy expense	307,366	297,972
Other operating expenses	359,339	309,313

Total other expense	1,577,323	1,470,025

Income before income tax expense	1,432,720	644,485
Income tax expense	541,828	220,184

Net income	$890,892	$424,301

Basic earnings per share (1)	$.29	$.14

Diluted earnings per share (1)	$.28	$.14

Weighted average shares outstanding
Basic	3,085,929	3,085,929

Diluted	3,142,618	3,090,274

(1)	On April 12, 2005, the Corporation declared a 10% stock distribution for shareholders of record as of April 29, 2005. All shares and per share data have been retroactively restated to reflect the stock distribution.
See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended
	September 30,
	2005	2004
Interest and fee income
Interest and fees on loans	$7,256,740	$4,838,607
Interest and dividends on investment securities	855,603	620,190
Other interest income	610,029	173,267

Total interest and fee income	8,722,372	5,632,064

Interest expense
Interest on deposits	1,755,069	529,061
Interest on short-term borrowings	12,899	3,705

Total interest expense	1,767,968	532,766

Net interest income	6,954,404	5,099,298
Provision for (recovery of) loan losses	12,000	(133,000)

Net interest income after provision for (recovery of) loan losses	6,942,404	5,232,298

Other income
Service charges, fees and commissions	709,880	838,055
Mortgage banking income	658,251	462,389
Other non-interest income	23,982	22,893

Total other income	1,392,113	1,323,337

Other expense
Salaries and employee benefits	2,818,821	2,594,703
Net occupancy expense	904,310	898,526
Other operating expenses	1,102,772	1,038,719

Total other expense	4,825,903	4,531,948

Income before income tax expense	3,508,614	2,023,687
Income tax expense	1,276,279	702,993

Net income	$2,232,335	$1,320,694

Basic earnings per share (1)	$.72	$.43

Diluted earnings per share (1)	$.71	$.43

Weighted average shares outstanding
Basic	3,085,929	3,085,929

Diluted	3,124,734	3,097,727

(1)	On April 12, 2005, the Corporation declared a 10% stock distribution for shareholders of record as of April 29, 2005. All shares and per share data have been retroactively restated to reflect the stock distribution.
See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR NINE MONTHS SEPTEMBER, 2005 AND 2004

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total
December 31, 2003	$—	$20,315,087	$488,339	$(1,497,093)	$341,506	$19,647,839

Comprehensive income:

Net income	—	—	1,320,694	—	—	1,320,694

Net unrealized loss on securities (net of tax benefit of $130,441)	—	—	—	—	(222,103)	(222,103)

Comprehensive income	—	—	—	—	—	1,098,591

Cash dividends ($0.33 per common share)	—	—	(925,851)	—	—	(925,851)

September 30, 2004	$—	$20,315,087	$883,182	$(1,497,093)	$119,403	$19,820,579

December 31, 2004	$—	$20,315,087	$1,099,493	$(1,497,093)	$73,229	$19,990,716

Comprehensive income:

Net income	—	—	2,232,335	—	—	2,232,335

Net unrealized loss on securities (net of tax benefit of $40,871)	—	—	—	—	(69,597)	(69,597)

Total comprehensive income	—	—	—	—	—	2,162,738

Issuance of 10% stock distribution	—	1,762,315	(1,570,313)	(195,871)	—	(3,869)

Cash dividends ($0.36 per common share)	—	—	(1,077,296)	—	—	(1,077,296)

September 30, 2005	$—	$22,077,402	$684,219	$(1,692,964)	$3,632	$21,072,289

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,232,335	$1,320,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	213,876	217,670
Net accretion of unearned discounts on investments	(694,430)	(213,664)
Provision for (recovery of) loan losses	12,000	(133,000)
Increase in accrued interest receivable and other assets	(369,392)	(60,623)
Increase in accrued interest payable and other liabilities	186,041	133,360
Gain on sale of fixed asset	2,000	—

Net cash provided by operating activities	1,582,430	1,264,437

Cash flows from investing activities:
Purchase of investment securities available for sale	(50,388,789)	(59,630,100)
Maturities and sales of investment securities available for sale	58,285,000	36,255,000
Net (increase) decrease in loans	(24,802,277)	2,141,164
Purchase of premises and equipment	(135,222)	(137,835)

Net cash used in investing activities	(17,041,288)	(21,371,771)

Cash flows from financing activities:
Net increase in deposit accounts	50,143,275	11,163,713
Net increase (decrease) in short-term borrowings	109,333	(111,199)
Dividends paid	(1,015,602)	(925,851)
Fractional shares paid	(3,869)	—

Net cash provided by financing activities	49,233,137	10,126,663

Net increase (decrease) in cash and cash equivalents	33,774,279	(9,980,671)
Cash and cash equivalents, beginning of period	23,857,379	33,147,081

Cash and cash equivalents, end of period	$57,631,658	$23,166,410

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$1,513,250	$530,872

Income taxes	$1,213,289	$552,361

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$61,694	$—

Change in unrealized gain on available for sale securities	$(69,597)	$(222,103)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005
NOTE 1: Basis of Presentation
Bank of South Carolina Corporation (the Company) was organized as a South Carolina corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire year.
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
NOTE 3: Stock-Based Compensation
The Company has a stock based employee compensation plan as of September 30, 2005 which is more fully described in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on 10KSB for the year ended December 31, 2004. The Company accounts for the plan using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company has not recognized any compensation cost for its fixed stock option plan as all options granted under the plan have an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock based compensation plan been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net income and earnings per share would have been reduced to the proforma amounts indicated below for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30,
	2005	2004
Net income, as reported	$890,892	$424,301
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,254	9,050

Proforma net income	$881,638	$415,251

Earnings per share:
Basic — as reported	$0.29	$0.14

Basic — proforma	$0.29	$0.13

Diluted — as reported	$0.28	$0.14

Diluted — proforma	$0.28	$0.13

	Nine Months Ended
	September 30,
	2005	2004
Net income, as reported	$2,232,335	$1,320,694
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	27,763	27,150

Proforma net income	$2,204,572	$1,293,544

Earnings per share:
Basic — as reported	$0.72	$0.43

Basic — proforma	$0.71	$0.42

Diluted — as reported	$0.71	$0.43

Diluted — proforma	$0.71	$0.42

NOTE 4: Shareholders’ Equity
A regular quarterly cash dividend of $.12 per share was declared on September 15, 2005 for shareholders of record at September 30, 2005, payable October 31, 2005. A 10% stock distribution was declared on April 12, 2005, for shareholders of record at April 29, 2005, distributed May 16, 2005. All shares and per share data have been retroactively restated to reflect the stock distribution. Income per common share for the quarter and nine months ended September 30, 2005 and for the quarter and nine months ended September 30, 2004 was calculated as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$890,892

Basic income available to common shareholders	$890,892	3,085,929	$.29

Effect of dilutive options		56,689

Diluted income available to common shareholders	$890,892	3,142,618	$.28

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$2,232,335

Basic income available to common shareholders	$2,232,335	3,085,929	$.72

Effect of dilutive options		38,805

Diluted income available to common shareholders	$2,232,335	3,124,734	$.71

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$424,301

Basic income available to common shareholders	$424,301	3,085,929	$.14

Effect of dilutive options		4,345

Diluted income available to common shareholders	$424,301	3,090,274	$.14

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$1,320,694

Basic income available to common shareholders	$1,320,694	3,085,929	$.43

Effect of dilutive options		11,798

Diluted income available to common shareholders	$1,320,694	3,097,727	$.43

NOTE 5: Comprehensive Income
Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and net unrealized gains or losses on certain investments in debt securities for the three and nine months ended September 30, 2005 and 2004 and “accumulated other comprehensive income” as of September 30, 2005 and 2004 is comprised solely of unrealized gains and losses on certain investments in debt securities.
Total comprehensive income was $879,600 and $385,766, respectively, for the three months ended September 30, 2005 and 2004, and $2,162,738 and $1,098,591, respectively, for the nine months ended September 30, 2005 and 2004.
NOTE 6: FAS 91 Adoption
During the second quarter of 2005, the Company adopted FASB Statement No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an amendment of FASB Statements No. 13, 60 and 65 and a rescission of FASB Statement No. 17). Statement No. 91 establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans. This statement also specifies the accounting for fees and initial direct costs associated with leasing. The adoption of FAS No. 91 by the Company in the second quarter resulted in a decrease to interest income and fees on loans and total loans of $76,000. The $76,000 will be amortized over the lives of the respective loans.

NOTE 7: Correction of an Error
During the second quarter of 2005, the Company determined that the liability clearing account (discount points due investors) was not being properly recorded into mortgage banking income. The account was overstated by $142,971. The $142,971 is reflected in mortgage banking income for the nine months ended September 30, 2005. Management determined that the error was not material to the financial statements.
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
Balance Sheet
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets. At September 30, 2005 outstanding loans totaled $153,875,592, which equaled 67.13% of total deposits and 60.86% of total assets. The major components of the loan portfolio were commercial loans and commercial real estate totaling 32.05% and 43.91%, respectively of total loans. Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkley in South Carolina. The breakdown of total loans by type and the respective percentage of total loans are as follows:
TYPES OF LOANS

	September 30,		December 31,
	2005	2004	2004
Commercial loans	$49,312,002	$44,101,808	$43,967,729
Commercial real estate	$67,563,161	$51,688,110	$56,513,602
Residential mortgage	$13,812,869	$8,755,631	$11,954,771
Mortgage loans held for sale	$5,014,384	$3,292,946	$1,703,191
Consumer loans	$4,297,205	$6,092,809	$5,665,099
Personal bank lines	$13,680,515	$8,879,209	$8,938,035
Other	$301,778	$261,408	$365,010
Deferred loan fees (net)	$(106,322)	—	—

Total	$153,875,592	$123,071,921	$129,107,437

Allowance for loan losses	$(1,021,779)	$(1,013,829)	$(1,043,901)

Loans, net	$152,853,813	$122,058,092	$128,063,536

Percentage of Loans	September 30,		December 31,
	2005	2004	2004
Commercial loans	32.05%	35.83%	34.06%
Commercial real estate	43.91%	42.00%	43.77%
Residential mortgage	8.98%	7.11%	9.26%
Mortgage loans held for sale	3.26%	2.68%	1.32%
Consumer loans	2.79%	4.95%	4.39%
Personal bank lines	8.89%	7.22%	6.92%
Other	.19%	.21%	.28%
Deferred loan fees (net)	(.07%)	—	—

Total	100.00%	100.00%	100.00%
Total loans increased $30,803,671 or 25.03% to $153,875,592 at September 30, 2005 from $123,071,921 at September 30, 2004 and $24,768,155 or 19.18% from $129,107,437 at December 31, 2004. This increase is primarily due to an increase in commercial real estate loans, an improved local economy and the funding of outstanding loan commitments.
Average loans increased $21,682,652 or 17.61% to $144,807,407 at September 30, 2005 from $123,124,755 at September 30, 2004 and $20,883,646 or 16.85% from $123,923,761 at December 31, 2004.
Deposits remain the Company’s primary source of funds for loans and investments. Average deposits provided funding for 67.31% of average earning assets for the nine months ended September 30, 2005, and 65.21% for the nine months ended September 30, 2004, respectively. The Bank faces significant competition from other banking companies in gathering deposits. The percentage of funding provided by deposits has remained stable, and accordingly, the Company has not had to rely on other sources, such as short term borrowings, to fund a portion of loan demand. The breakdown of total deposits by type and the respective percentage of total deposits is as follows:
TYPES OF DEPOSITS

	September 30,		December 31,
	2005	2004	2004
Non-interest bearing demand	$66,158,272	$57,503,669	$54,650,961
Interest bearing demand	$50,369,020	$33,983,632	$35,966,105
Money market accounts	$66,867,601	$37,874,231	$41,847,570
Certificates of deposit $100,000 and over	$22,547,664	$19,906,539	$19,454,257
Other time deposits	$11,927,170	$11,551,429	$11,735,201
Other savings deposits	$11,343,626	$16,486,725	$15,415,984

Total Deposits	$229,213,353	$177,306,225	$179,070,078

Percentage of Deposits	September 30,		December 31,
	2005	2004	2004
Non-interest bearing demand	28.86%	32.43%	30.52%
Interest bearing demand	21.98%	19.17%	20.09%
Money Market accounts	29.17%	21.36%	23.37%
Certificates of deposit $100,000 and over	9.84%	11.23%	10.86%
Other time deposit	5.20%	6.51%	6.55%
Other savings deposits	4.95%	9.30%	8.61%

Total Deposits	100.00%	100.00%	100.00%
Total deposits increased $51,907,128 or 29.28% to $229,213,353 at September 30, 2005 from $177,306,225 at September 30, 2004 and $50,143,275 or 28.00% from $179,070,078 at December 31, 2004. This increase is due to the success of the Company’s business development program as well as an increase in higher temporary balances maintained by existing customers. During the nine months ended September 30, 2005, the Company had an increase of 40.05% in interest bearing demand deposits, an increase of 59.79% in money market accounts and an increase of 21.06% in non-interest bearing demand accounts. This increase is the result of new accounts and larger balances in existing accounts as well as the shifting of money by existing customers, into money market accounts.
Short-term borrowings are summarized as follows:
SHORT-TERM BORROWINGS

	September 30,	December 31,
	2005	2004
Federal funds purchased	$—	$—
Securities sold under agreements to repurchase	$—	$—
U.S. Treasury tax and loan deposit notes	1,571,262	1,461,929

Total	$1,571,262	$1,461,929
Short term borrowings averaged approximately $621,505 for the nine months ended September 30, 2005, as compared to $584,736 at December 31, 2004. Short term borrowings consist of demand notes to the U.S. Treasury, securities sold under the agreement to repurchase and federal funds purchased. Securities sold under agreements to repurchase with customers mature on demand. There were no securities sold under the agreement to repurchase during the quarter ended September 30, 2005 or at December 31, 2004. The average balance of federal funds purchased during the nine months end September 30, 2005 was $44,139 with no federal funds purchased at December 31, 2004.
Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004
The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income increased $466,591 or 109.97% to $890,892, or basic and diluted earnings per share of $.29 and $.28 for the three months ended September 30, 2005, from $424,301, or basic and diluted earnings per share of $.14 for the three months ended September 30, 2004.
Net Interest Income
Net interest income increased $808,562 or 46.40% to $2,551,335 for the three months ended September 30, 2005, from $1,742,773 for the three months ended September 30, 2004. Total interest and fee income increased $1,342,344 or 68.26% for the three months ended September 30, 2005, to $3,308,972 from $1,966,628 for the three months ended September 30, 2004. Other interest income increased $203,150 or 244.21% to $286,337 for the three months ended September 30, 2005 from

$83,187 for the three months ended September 30, 2004. This increase is due to an increase on interest earned on federal funds sold and larger balances of federal funds sold. Interest and fees on loans increased $1,068,644 or 64.52% for the three months ended September 30, 2005, to $2,725,056 from $1,656,412 for the three months ended September 30, 2004. This increase is primarily due to an increase on interest earned as a result of an increase in rates and volume on loans.
Average interest earning assets increased from $184.8 million for the three months ended September 30, 2004, to $224.4 million for the three months ended September 30, 2005. The yield on interest earning assets increased 167 basis points between periods to 5.90% for the three months ended September 30, 2005, compared to 4.23% for the same period in 2004. This increase is primarily due to the increase in the yield on average loans of 159 basis points to 7.12% for the three months ended September 30, 2005, compared to 5.53% for the three months ended September 30, 2004. Total average commercial loans increased $21,837,052 from $93,330,620 for the three months ended September 30, 2004, to $115,167,672. Total average installment loans increased $3,646,000 from $14,118,931 for the three months ended September 30, 2004, to $17,764,931. There was also an increase of $4,293,673 in average personal reserve checking and personal banklines from $8,439,618 for the three months ended September 30, 2004, to $12,733,291 for the three months ended September 30, 2005.
Total interest expense increased $533,782 or 238.45% to $757,637 for the three months ended September 30, 2005, from $223,855 for the three months ended September 30, 2004. The increase in interest expense is primarily due to an increase in average deposits and the average cost of deposits. Interest on deposits for the three months ended September 30, 2005, was $752,297 compared to $222,269 for the three months ended September 30, 2004, an increase of $530,028 or 238.46%. Total interest bearing deposits averaged approximately $153.6 million for the three months ended September 30, 2005, as compared to $120.4 million for the three months ended September 30, 2004. The average cost of interest bearing deposits was 1.94% and .73% for the three months ended September 30, 2005 and 2004, respectively, an increase of 121 basis points.
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
Based on the evaluation described above, the Company recorded $12,000 provision for loan losses for the quarter ended September 30, 2005, compared to a $15,000 for the quarter ended September 30, 2004. The historical loss ratio used at September 30, 2005 was .216% compared to .240% at September 30, 2004, based on a five-year historical average. The Company believes that the five-year historical average represent the loss cycle of their portfolio based on their review of the timing of large losses. Classified assets were $2.1 million at September 30, 2005 compared to $2.2 million at December 31, 2004 and $2.5 million at September 30, 2004.
During the quarter ended September 30, 2005, there were charge-offs of $40,000 and recoveries of $4,533 recorded to the allowance for loan losses, resulting in an allowance for loan losses of $1,021,779 or .66% of total loans at September 30, 2005, compared to $1,043,901 or .81% of total loans at December 31, 2004 and $1,013,829 or .82% or total loans at September 30, 2004.
The Bank had impaired loans totaling $83,737 as of September 30, 2005, compared to $225,023 as of September 30, 2004. The impaired loans include non-accrual loans with balances at September 30, 2005 and 2004 of $83,737 and $225,023 respectively. The Bank had one restructured loan included in the non-accrual loans, totaling $4,401 at September 30, 2005. There were no restructured loans at September 30, 2004. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.
The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six months, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest as of September 30, 2005 and 2004.
At September 30, 2005 the balance of past due loans greater than 30 days past due was $240,525 compared to $1,767,020 at September 30, 2004.
Net charge offs were $35,467 for the three months ended September 30, 2005, as compared to net recoveries of $61,336 for the three months ended September 30, 2004. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.
The Company had $51,053 unallocated reserves at September 30, 2005 related to other inherent risk in the portfolio compared to no unallocated reserves at September 30, 2004. Management believes the allowance for loan losses at September 30, 2005, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.
The local real estate market has had significant price appreciation in the last thirty months and management is monitoring this.
Other Income
Other income for the three months ended September 30, 2005, increased $83,971 or 21.71% to $470,708 from $386,737 for the three months ended September 30, 2004. Mortgage banking income increased $113,178 or 103.66% to $222,361 for the three months ended September 30, 2005, from $109,183 for the three months ended September 30, 2004. The increase is due to an increase in both mortgage origination fees and the gain on the sale of the mortgage loans in the secondary market. The service release premium earned on loans increased $52,146 or 43.89% to $170,960 for the three months ended September 30, 2005 from $118,814 for the three months ended September 30, 2004.
The increase in mortgage banking income was offset by a decrease in service charges, fees and commissions of $30,776 or 11.41% to $239,020 for the three months ended September 30, 2005, from $269,796 for the three months ended September 30, 2004. The service charges on business accounts decreased $27,858 or 43.31% to $36,460 for the three months ended September 30, 2005, from $64,318 for the three months ended September 30, 2004. The decrease in the service charges on business accounts was caused by an increase in the earnings credit and an increase in average balances maintained, which offset the service charges.
Other Expense
Bank overhead increased $107,298 or 7.30% to $1,577,323 for the three months ended September 30, 2005, from $1,470,025 for the three months ended September 30, 2004. Salaries and employee benefits increased $47,878 or 5.55% to $910,618 for the three months ended September 30, 2005, from $862,740 for the three months ended September 30, 2004. This increase is primarily due to an increase in salaries and employee benefits as a result of annual merit increases, an increase in health insurance and an increase in the ESOP contribution.
Income Tax Expense
For the three months ended September 30, 2005, the Company’s effective tax rate was 37.81% compared to 34.16% during the quarter ended September 30, 2004.
Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004
The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income increased $911,641 or 69.03% to $2,232,335, or basic and diluted earnings per share of $.72 and $.71 for the nine months ended September 30, 2005, from $1,320,694, or basic and diluted earnings per share of $.43 for the nine months ended September 30, 2004.
Net Interest Income
Net interest income increased $1,855,106 or 36.38% to $6,954,404 for the nine months ended September 30, 2005, from $5,099,298 for the nine months ended September 30, 2004. Total interest and fee income increased $3,090,308 or 54.87 % for the nine months ended September 30, 2005, to $8,722,372 from $5,632,064 for the nine months ended September 30, 2004. Other interest income increased $436,762 or 252.08% to $610,029 for the nine months ended September 30, 2005 from $173,267 for the nine months ended September 30, 2004. This increase is due to an increase on interest earned on federal funds sold and larger balances of federal funds sold. Interest and fees on loans increased $2,418,133 or 49.98% for the nine months ended September 30, 2005, to $7,256,740 from $4,838,607 for the nine months ended September 30, 2004. This increase is primarily due to an increase on interest earned as a result of an increase in rates and volume on loans.
Average interest earning assets increased from $177.1 million for the nine months ended September 30, 2004, to $209.5 million for the nine months ended September 30, 2005. The yield on interest earning assets increased 132 basis points between periods to 5.57% for the nine months ended September 30, 2005, compared to 4.25% for the same period in 2004. This increase is primarily due to the increase in the yield on average loans of 145 basis points to 6.70% for the nine months ended September 30, 2005, compared to 5.25% for the nine months ended September 30, 2004. Total average commercial loans increased $15,077,826 from $94,934,340 for the nine months ended September 30, 2004, to $110,012,166. Total average personal reserve checking and personal bank lines increased $2,698,586 from $8,287,077 for the nine months ended September 30, 2004, to $10,985,663. There was also an increase of $1,688,841 or 69.38% in average mortgage loans held for sale from $2,434,074 for the nine months ended September 30, 2004, to $4,122,915 for the nine months ended September 30, 2005.
Total interest expense increased $1,235,202 or 231.85% to $1,767,968 for the nine months ended September 30, 2005, from $532,766 for the nine months ended September 30, 2004. The increase in interest expense is primarily due to an increase in average deposits and the average cost of deposits. Interest on deposits for the nine months ended September 30, 2005, was $1,755,069 compared to $529,061 for the nine months ended September 30, 2004, an increase of $1,226,008 or 231.73%. Total interest bearing deposits averaged approximately $140.9 million for the nine months ended September 30, 2005, as compared to $115.5 million for the nine months ended September 30, 2004. The average cost of interest bearing deposits was 1.66% and .61% for the nine months ended September 30, 2005 and 2004, respectively, an increase of 105 basis points.
Provision for Loan Losses
The provision for loan losses for the nine months ended September 30, 2005 was $12,000 compared to a recovery of loan losses of $133,000 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, charge-offs of $41,410 and recoveries of $7,287 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,021,779 or .66% of total loans at September 30, 2005, compared to $1,043,901 or .81% of total loans at December 31, 2004. See additional discussion under Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004 – Provision for Loan Losses.
Net charge-offs were $34,123 for the nine months ended September 30, 2005, as compared to net charge-offs of $22,798 for the nine months ended September 30, 2004. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of the reserve.
Other Income
Other income for the nine months ended September 30, 2005, increased $68,776 or 5.20% to $1,392,113 from $1,323,337 for the nine months ended September 30, 2004. This increase is primarily due to an increase in mortgage banking income. Mortgage banking income increased $195,862 or 42.36% to $658,251 for the nine months ended September 30,2005, from $462,389 for the nine months ended September 30, 2004. The increase is primarily due to a correction of an error in accounting for a liability clearing account, offset by a decrease in the service release premium. The company determined that the liability clearing account of $142,971 was not being properly recorded into mortgage banking income. The service release premium earned on loans decreased $71,895 or 15.80% to $383,103 for the nine months ended September 30, 2005 from $454,998 for the nine months ended September 30, 2004. Service charges, fees and commissions decreased $128,175 or 15.29% to $709,880 for the nine months ended September 30, 2004, from $838,055 for the nine months ended September 30, 2004. The service charges on business accounts decreased $91,334 or 42.93% to $121,410 for the nine months ended September 30, 2005, from $212,744 for the nine months ended September 30, 2004. The decrease in the service charges on business accounts was caused by an increase in the earnings credit and an increase in average balances maintained, which offset the service charges.
Other Expense
Bank overhead increased $293,955 or 6.49% to $4,825,903 for the nine months ended September 30, 2005, from $4,531,948 for the nine months ended September 30, 2004. Salaries and employee benefits increased $224,118 or 8.64% to $2,818,821 for the nine months ended September 30, 2005, from $2,594,703 for the nine months ended September 30, 2004. This increase is primarily due to an increase in salaries and employee benefits as a result of annual merit increases, an increase in health insurance and an increase in the ESOP contribution.
Income Tax Expense
For the nine months ended September 30, 2005, the Company’s effective tax rate was 36.38% compared to 34.74% during the nine months ended September 30, 2004.
Off Balance Sheet Arrangements
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customers requests for funding.
The Company’s off-balance sheet arrangements, consist principally of commitments to extend credit described below. At September 30, 2005 and 2004, the Company had no interests in non-consolidated special purpose entities.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $25,289,243 and $31,888,627 at September 30, 2005 and 2004 respectively.
Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid on behalf of the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At September 30, 2005, and 2004, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2005 and 2004 was $560,402 and $526,374 respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at September 30, 2005. The Company has forward sales commitments, totaling $5.0 million at September 30, 2005, to sell loans held for sale of $5.0 million. The fair value of these commitments was not significant at September 30, 2005. The Company has no embedded derivative instruments requiring separate accounting treatment.
Once the Company sells certain fixed rate residential loans, the loans are no longer reportable on the Company’s balance sheet. With most of these sales, the Company has an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This warranty period ranges from three to six months. The unpaid principal balance of loans sold with recourse was $45,536,000 at September 30, 2005 and $34,354,000 at September 30,2004.
Liquidity
The Company must maintain adequate liquidity in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company’s primary liquid assets accounted for 37.96% and 36.68% of total assets at September 30, 2005 and 2004, respectively. This increase is due to an increase in federal funds sold of 236.04%. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At September 30, 2005, the Bank had unused short-term lines of credit totaling approximately $18,500,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale. The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. Although such core deposits can be costly and interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company plans to meet its future needs through maturities of investments and loans and through the generation of deposits. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At September 30, 2005 and 2004, the Bank’s liquidity ratio was 37.21% and 35.88%, respectively. This increase is primarily due to an increase in federal funds sold and investment securities available for sale funded by an increase in deposits.
Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders’ equity at September 30, 2005, of $21,072,289. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The total risk based capital ratio, for the bank, was at 11.52% and 14.07% at September 30, 2005 and 2004, respectively. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of September 30, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
At September 30, 2005 and 2004, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.
Accounting and Reporting Changes
In December 2004, the FASB issued Statement No. 123 (revised December 2004), “Share-Based Statement”. Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans (ESPPs). It carries forward prior guidance on accounting for awards to nonemployees. Accounting for employee-stock-ownership-plan transactions (ESOPs) will continue to be accounted for in accordance with SOP 93-6. Awards to most nonemployee directors will be accounted for as employee awards. Statement 123R replaces FASB Statements No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company is not required to apply No. 123R until the beginning of the first annual reporting period after December 15, 2005, however the company is assessing the impact that these interpretations will have on the consolidated financial statements and results of operations.
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

ITEM 3
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its President and Chief Executive Officer and Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending September 30, 2005, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.
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
Form 8-K dated September 15, 2005 furnishing under Item 8.01 Bank of South Carolina Corporation’s $.12 per share stock dividend.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

November 10, 2005
	BY:	/s/ Hugh C. Lane, Jr.

Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/ William L. Hiott, Jr.

William L. Hiott, Jr.
Executive Vice President & Treasurer