Form 10KSB
period 2005-12-31
BANK OF SOUTH CAROLINA CORP
filed 2006-03-03
CIK 1007273

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Common Stock
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.
Not applicable
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Issuer’s revenues for its most recent fiscal year: $10,368,338
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $44,096,310
As of February 24, 2006, the Registrant has outstanding 3,092,266 shares of common stock.
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
Lending services include a full range of commercial, personal and mortgage loans. The Bank’s primary focus is on business lending. The types of commercial loans that are available include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment. From time to time the Bank may make real estate loans for land acquisition, land development or construction loans. The types of personal loans that are available include secured and unsecured loans for such purposes as financing automobiles, home improvements, education, lot acquisition, construction, home equity loans and personal investments. In the fourth quarter of 1993, a residential mortgage lending department was opened with mortgage loans being provided through correspondent relationships. The Bank originates, processes and closes the loan and sells (each individually) to a correspondent.
The Bank offers credit cards (through correspondent banking services) including MasterCard (TM) and Visa (TM) along with a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. Other services offered, but not limited to, include safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the Visa Debit Card Program. This service is called “Check Card” by the Bank and also offers purchases by the cardholder where Visa debit cards are accepted worldwide using a direct charge to their checking account. The Bank offers a courier service and ACH organization service as part of its deposit services for commercial customers. During 2001, the Bank introduced Internet Banking. This service is called “ESafe” by the Bank and offers twenty-four hour information, up-to-the minute account activity, automatic transfers or one-time transfers between accounts, actual images of customer checks, and statement viewing. All banking services are available through four banking house locations, 256 Meeting Street, Charleston, SC, 100 N. Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC, and 2027 Sam Rittenberg Boulevard, Charleston, SC.

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
The Company was authorized by its Board of Directors at its December 1995, board meeting to repurchase up to 93,170 shares of its common stock on the open market from time to time, and, at its October, 1999 Board meeting, to repurchase up to 30,250 shares of its common stock on the open market from time to time, and, at its September, 2001 Board meeting, to repurchase up to 36,300 shares of its common stock on the open market from time to time. As of this date, 159,601 shares have been repurchased by the Company with 119 shares remaining that are authorized to be repurchased.
Compliance with federal, state and local provisions regulating the discharge of materials into the environment had no material effect on the capital expenditures, earnings and competitive position of the Bank in the fiscal year ended December 31, 2005.
At year- end 2005, the Bank employed 65 people, 1 of whom is considered a part time employee, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.
The business of the Bank is not considered to be seasonal nor is the Bank’s business dependent on any one industry.
In the Bank’s primary service area, there are 18 commercial banks, of which four are considered to have their headquarters in the Bank’s service area. Of the 18 commercial banks, three have a large share of the market. These three are Wachovia Bank, N.A., Bank of America, N.A. and First Federal Savings and Loan Association. In addition, there are two savings banks and various credit unions with offices in the Tri-County Area. The Bank encounters strong competition from these financial institutions as well as consumer and commercial finance companies, insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust and international banking services, which the Bank is not providing. The Bank does, however, provide a means for clearing international checks and drafts through a third party or correspondent bank.
Since January 1, 1986, South Carolina law has permitted regional interstate banking. Pursuant to such law, several of the banks in the Tri-County Area have been acquired by banks with headquarters outside the State of South Carolina. In addition, South Carolina laws permit statewide branching by banks and savings and loan associations. During 2005 and 2006 several banks have applied to open offices in the Tri-County Area, and two banks have applied for a De Novo Charter, which will increase competition.

Item 2. Description of Property
The Bank leases its headquarters and office facilities at 256 Meeting Street in downtown Charleston. Base rent is payable in equal monthly installments of $29,014 in advance to be renegotiated in March 2007. The base rent will increase at the end of each rental year by the lesser of (i) 8% of the base rent or (ii) the percentage increase in the Consumer Price Index, Urban Index, For All Wage Earners, issued by the U.S. Department of Labor.
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
On November 1, 1995, the Bank entered into an agreement with an individual to lease property for construction of a new banking facility at 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC. The original term of the lease is for fifteen (15) years with six (6) additional terms of five (5) years each. The base rent for the first ten (10) years will be $2,250 per month paid in advance. Rent for years 11 through 15 and each six (6) option periods shall be adjusted to reflect an annualized return determined by multiplying the average yield on five (5) year U.S. Treasury Notes plus 150 basis points times an assumed raw land value of $325,000. The monthly rent, however, shall never be less than the original rent of $2,250 per month. In November 2005 it was determined that there would be no increase in the rent based on the above described formula.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II
Item 5. Market for the Company’s Common Equity and Related Stockholder Matters
There were issued and outstanding 3,092,266 shares of the 6,000,000 authorized shares of common stock of the Company at the close of the Company’s fiscal year ended December 31, 2005. These outstanding shares were held by approximately 1,200 shareholders in nominee names and of record on December 31, 2005. The common stock of the Company is traded in the “capital market” by five market making investment banking firms. These firms are The Robinson-Humphrey Company, Inc., Sterne, Agee & Leach, Inc., Scott and Stringfellow, Inc., Nite Securities LP and Speer, Leeds & Kellogg. Stock quotations are available through the National Association of Securities Dealers Automated Quotations (NASDAQ) where the Bank’s shares are listed as BKSC.
According to information supplied by The Nasdaq Stock Market, the range of high and low bid quotations for each quarterly period in the fiscal years 2005, 2004 and 2003 has been as follows:

	2005		2004		2003
	High	Low	High	Low	High	Low

First Quarter	13.55	11.96	13.18	11.82	10.46	9.10
Second Quarter	15.99	13.18	12.67	11.23	13.59	10.33
Third Quarter	18.38	14.47	12.13	10.32	13.33	12.16
Fourth Quarter	19.05	16.72	12.73	11.51	13.36	12.38
The Board of Directors of Bank of South Carolina Corporation Declared quarterly dividends in 2005 of $.12 per share to shareholders of record March 31, 2005, payable April 29, 2005; 10% stock distribution to shareholders of record April 29, 2005, payable May 16, 2005; $.12 per share to shareholders of record June 30, 2005, payable July 29, 2005; $.12 per share to shareholders of record September 30, 2005, payable October 31, 2005; $.15 per share to shareholders of record December 30, 2005, payable January 31, 2006.
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
As of January 1, 2005, there were approximately 1,200 shareholders of record with shares held by individuals and in nominee names, and on February 24, 2006, the market price for the common stock of the Company was $19.91. It is the intent of the Company to continue paying dividends in the future.
Cash dividends, when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company.

Consolidated Financial Highlights

	2005	2004	2003	2002	2001
For December 31:

Net Income	$3,185,006	$1,845,623	$1,904,713	$1,858,319	$1,802,951
Selected Year End Balances:
Total Assets	222,517,526	201,235,286	187,342,649	169,480,463	158,466,073
Total Loans	159,338,650	129,107,437	125,235,883	127,887,401	118,492,932
Investment Securities Available for Sale	39,833,240	45,638,694	26,489,162	21,536,340	24,580,858
Federal Funds Sold and Resale Agreements	10,600,904	15,476,959	22,522,973	8,324,145	4,478,358
Interest Bearing Deposits in Other Banks	7,872	7,783	7,725	7,653	7,527
Earning Assets	209,780,666	190,230,873	174,255,743	157,755,539	147,559,675
Deposits	197,847,314	179,070,078	166,142,512	144,448,211	133,138,739
Shareholders’ Equity	21,505,794	19,990,716	19,647,839	19,314,129	19,301,495
Weighted Average Shares Outstanding-Diluted	3,130,627	3,098,756	3,098,271	3,096,669	3,085,929

For the Year:

Selected Average Balances:
Total Assets	225,939,657	192,034,402	174,154,907	162,207,337	161,089,339
Total Loans	147,844,856	123,923,761	130,056,441	117,654,356	108,786,605
Investment Securities Available for Sale	38,596,553	34,808,745	21,202,689	23,316,608	29,494,213
Investment Securities Held to Maturity	—	—	—	—	—
Federal Funds Sold and Resale Agreements	26,109,498	20,431,597	11,275,653	10,412,467	12,506,915
Interest Bearing Deposits in Other Banks	7,824	7,754	7,693	7,606	7,415
Earning Assets	212,558,731	179,171,857	162,542,476	151,391,038	150,795,148
Deposits	203,645,606	171,036,567	152,955,447	138,722,411	133,901,375
Shareholders’ Equity	20,867,968	19,904,862	19,626,907	19,474,929	19,251,627

Performance Ratios:

Return on Average Equity	15.26%	9.27%	9.70%	9.54%	9.37%
Return on Average Assets	1.41%	.96%	1.09%	1.15%	1.12%
Average Equity to Average Assets	9.24%	10.37%	11.27%	12.01%	11.95%
Net Interest Margin	4.58%	3.93%	4.36%	4.76%	5.05%
Net Charge-offs to Average Loans	0.03%	0.02%	0.15%	0.03%	0.64%
Allowance for Loan Losses as a Percentage of Total Loans	.64%	.81%	.93%	1.06%	1.01%

Per Share:

Basic Earnings	$1.03	$0.60	$0.62	$0.60	$0.58
Diluted Earnings	1.02	0.60	0.61	0.60	0.58
Year End Book Value	6.95	6.48	6.37	6.26	6.24
Cash Dividends Declared	0.51	0.44	0.44	0.59	0.44
Dividend Payout Ratio	48.39%	66.89%	61.87%	80.98%	62.86%

Full Time Employee Equivalents	64	64	62	67	67
All share and per share data have been restated to reflect a 10% stock dividend declared on June 19, 2003, and a 10% stock distribution declared on April 12, 2005.

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

	For Years Ended
	December 31,
	2005	2004	2003	2002	2001
Operating Data:

Interest and fee income	$12,383,548	$7,904,128	$7,855,161	$8,565,542	$11,100,801
Interest expense	2,646,198	857,801	764,647	1,364,804	3,491,281

Net interest income	9,737,350	7,046,327	7,090,514	7,200,738	7,609,520
(Recovery) provision for loan losses	12,000	(103,000)	9,230	195,000	335,000

Net interest income after (recovery) provision for loan losses	9,725,350	7,149,327	7,081,284	7,005,738	7,274,520
Other income	1,788,472	1,748,715	2,096,959	1,888,010	1,653,278
Other expense	6,529,267	6,073,609	6,261,182	6,088,861	6,205,237

Income before income taxes	4,984,555	2,824,433	2,917,061	2,804,887	2,722,561
Income tax expense	1,799,549	978,810	1,012,348	946,568	919,610

Net income	$3,185,006	$1,845,623	$1,904,713	$1,858,319	$1,802,951

Basic income per share	$1.03	$0.60	$0.62	$0.60	$0.58

Diluted income per share	$1.02	$0.60	$0.61	$0.60	$0.58

Weighted average common shares—basic	3,087,526	3,085,929	3,085,929	3,087,572	3,085,929
Weighted average common shares — diluted	3,130,627	3,098,756	3,098,271	3,096,669	3,085,929
Dividends per common share	$0.51	$0.44	$0.44	$0. 59	$0.44

	As of
	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:

Investment securities available for sale	$39,833,240	$45,638,694	$26,489,162	$21,536,340	$24,580,858
Total loans	159,338,650	129,107,437	125,235,883	127,887,401	118,492,932
Allowance for loan losses	1,017,175	1,043,901	1,169,627	1,361,438	1,201,091
Total assets	222,527,434	201,235,286	187,342,649	169,480,463	158,466,073
Total deposits	197,847,314	179,070,078	166,142,512	144,448,211	133,138,739
Shareholders’ equity	21,505,794	19,990,716	19,647,839	19,314,129	19,301,495
All share and per share data have been restated to reflect a 10% stock dividend declared on June 19, 2003 and a 10% stock distribution declared on April 12, 2005.

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
CRITICAL ACCOUNTING POLICIES
The Company’s significant accounting policies are set forth in Note One of the consolidated financial statements. Of these policies, the Company considers its policy regarding the allowance for loan losses to be its most subjective accounting policy due to the significant degree of management judgement. The Company has developed what it believes to be appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which were not known by management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Allowance for Loan Losses”.
OVERVIEW
Earnings for the year ended December 31, 2005 were $3,185,006 or basic and diluted earnings per share of $1.03 and $1.02, respectively, an increase of 73% over 2004’s earnings of $1,845,623 or basic and diluted earnings per share of $.60. Earnings for the fourth quarter of 2005 were $952,671 or basic and diluted earnings per share of $.31 and $.30, respectively, up 81% from fourth quarter 2004 earnings of $524,929 or basic and diluted earnings per share of $.17. Our return on average equity and return on average assets for the year were 15.26% and 1.41%, respectively, compared to the 2004 return on average equity and return on average assets of 9.27% and .96%, respectively.
During the first quarter of 2005, the Company increased its’ regular quarterly cash dividends from $.11 per share to $.12 per share. The Company had two regular quarterly cash dividends during the second and third quarter of $.12 per share, increasing the quarterly cash dividend to $.15 per share in the fourth quarter of 2005. The Company also declared a 10% stock distribution on April 12, 2005.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2005 TO DECEMBER 31, 2004
Net income increased $1,339,383 from $1,845,623 for 2004, to $3,185,006 for 2005, an increase of 73%. Basic and diluted earnings per share increased to 1.03 and $1.02, respectively for 2005, compared to basic and diluted earnings per share of $.60 for 2004. This increase is primarily due to an increase in interest and fees earned on loans caused by an increase in the volume of loans and an increase in interest rates earned on these loans. The interest and fees on loans increased $3,520,827 to $10,301,512 or 51.92% from $6,780,685 for the year ended December 31, 2004.
Net interest income increased $2,691,023 or 38.19% to $9,737,350 from $7,046,327 for 2004. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities, which result in the net interest spread. The net interest spread increased from 3.68% for the year ended December 31, 2004 to 3.98% for the year ended December 31, 2005. Average interest earning assets increased from $179,171,857 for the year ended December 31, 2004 to $212,558,731 for the year ended December 31, 2005. This increase is primarily due to the increase in average loans of $23,921,095. The yield on average loans increased 150 basis points to 6.97 from 5.47 for the year ended December 31, 2004. The average balance of investment securities available for sale and the average balance of federal funds sold increased $3,787,808 and $5,677,901, respectively. Average interest bearing liabilities increased from $117,834,551 for the year ended December 31, 2004 to $143,663,987 for the year ended December 31, 2005. This increase is primarily due to the increase in average transaction accounts as well as an increase in certificates of deposits of $21,886,912 and $7,018,523, respectively. The increase is offset slightly by a decrease in average saving accounts of $3,119,765. Net interest margin increased from 3.93% to 4.58% for the year ended December 31, 2005.
Total interest and fees earned on interest earning assets increased $4,479,420 or 56.67% to $12,383,548 for the year ended December 31, 2005. This increase is primarily due to the increase in average loans. The interest and fees on loans increased $3,520,827 or 51.92% to $10,301,512 for the year ended December 31, 2005 from $6,780,685 for the year ended December 31, 2004. The average balance of investment securities available for sale and the average balance of federal funds sold increased $9,465,709, collectively, which resulted in an 85% increase in the interest earned on these assets. The yield on average interest earning assets increased from 4.41% to 5.83%, an increase of 142 basis points between December 31, 2004 and December 31, 2005.
Total interest expense increased $1,788,397 or 208.47% to $2,646,198 for the year ended December 31, 2005 from $857,801 for the year ended December 31, 2004. This increase is primarily due to an increase in average balance of transaction accounts and certificates of deposits. The interest on deposits increased $1,776,050 or 208.70% to $2,627,103 for the year ended December 31, 2005 from $851,053 for the year ended December 31, 2004. The average cost on interest bearing liabilities increased 111 basis points between years to 1.84% for the year ended December 31, 2005 from .73% for the year ended December 31, 2004.
Total provision for loan losses for 2005 was $12,000 compared to a recovery of loan losses of ($103,000) for 2004. The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in the loan portfolio composition, net loan charge-off levels, and expected economic conditions. Based on these factors management believes that the allowance for loan losses is adequate to absorb probable losses in the loan portfolio based on an evaluation at December 31, 2005; however, the process of assessing adequacy of the allowance is a process that requires considerable judgement. For further discussion, see “Non accrual and Past Due Loans” and “Allowance for Loan Losses”.
Total non interest income increased $39,757 or 2.27% to $1,788,472 for the year ended December 31, 2005 from $1,748,715 for the year ended December 31, 2004. Mortgage banking income increased 30.91% to 823,510 for the year ended December 31, 2005. This increase is primarily due to an increase in both origination fees and the gain on the sale of the mortgage loans in the secondary market. Mortgage loan origination fees increased $132,208 or 49.00% to $402,044 for the year ended December 31, 2005 from $269,836. Mortgage loans originated totaled $68,662,280 for the year ended December 31, 2005 compared to $58,767,560 for the year ended December 31, 2004. The discount fees earned on mortgage loans sold in the secondary market increased 89.64% to $453,384 for the year ended December 31, 2005 compared to $239,078 for the year ended December 31, 2004. This increase was primarily due to a correction of an error in accounting for a liability clearing account. The Company determined as of June 30, 2005, that the liability clearing account (discount points due investors) was not being properly recorded into mortgage banking income. The account was overstated by $142,971. The $142,971 was recorded as mortgage banking income for the twelve months ended December 31, 2005. Management determined that the error was not material to the financial statements. This increase is offset by a 36.84% increase in commissions paid due to the increase in volume of mortgage loan originations.
The increase in mortgage banking income is offset by a decrease in service charges and fees of $157,563 or 14.45% to $932,832 for the year ended December 31, 2005 from $1,090,395 for the year ended December 31, 2004. The fees earned on business accounts decreased $113,826 or 42.56% to $153,597 for the year ended December 31, 2005 from $267,423 for the year ended December 31, 2004. The decrease in the service charges on business accounts was caused by an increase in the earnings credit and an increase in average balances maintained, which offset the service charges.
Bank overhead increased $455,658 or 7.50% to $6,529,267 for the year ended December 31, 2005 from $6,073,609 for the year ended December 31, 2004. The increase is primarily due to an increase of 9.99% in salaries and employee benefits and an increase of 7.69% in other expenses. Salaries increased 9.97% to $3,067,094 from $2,788,957 as a result of annual merit increases and a one time bonus to all employees totaling $87,000. Health insurance increases as well as an increase in the ESOP contribution, also contributed to the increase in salaries and employee benefits. Although we were able to reduce many of our expenses in 2005, we saw an increase in fees paid for accounting fees and general insurance on the Bank.
Income tax expense increased $820,739 or 83.85% to $1,799,549 for the year ended December 31, 2005 from $978,810 for the year ended December 31, 2004. This increase is due to higher levels of income. The company’s effective tax rate was approximately 36.10% for the year ended December 31, 2005 and 34.66% for the year ended December 31, 2004.
COMPARISON OF THE YEAR ENDED DECEMBER 31, 2004 TO DECEMBER 31, 2003
Net income decreased $59,090 from $1,904,713 for 2003, to $1,845,623 for 2004 or 3% decreasing basic and diluted earnings per share to $.60 for 2004, compared to basic earning per share of $.62 and diluted earnings per share of $.61 for 2003. This decrease is primarily due to a decrease in our interest earned on investment securities available for sale, mortgage banking income and service charge fees on business account, offset by an increase in other interest income and the recovery of loan loss reserve. Interest on investment securities available for sale decreased $131,850 from $1,008,160 for 2003 to $876,310 for 2004. This decrease is due to the reinvestment of maturing securities at lower yields. Interest on federal funds sold increased $140,550 from $106,583 to $247,133 or 1.32%. Mortgage banking income decreased $278,555 from $907,608 for 2003 to $629,053 for 2004. The decrease in mortgage banking income is primarily due to the decrease in the volume of mortgage loan originations due to an increase in interest rates and an end to the refinance boom. The recovery of loan losses of ($103,000) was attributable to improvements in classified and delinquent loans. Service charge fees on business accounts decreased $31,950 to $267,423 for 2004 from $299,373 for 2003. The decrease in service charge fees on the business accounts was caused by an increase in the earnings credits and an increase in average balance maintained, which offset the service charges.
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
The total recovery of loan losses for 2004 was ($103,000) compared to a provision for loan losses of $9,230 for 2003. The decrease in the provision is attributable to improvements in classified and delinquent loans. The allowance for loan losses as a percentage of total loans decreased from .93% in 2003 to .81% in 2004. Management believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio based on an evaluation at December 31, 2004; however, assessing adequacy of the allowance is a process that requires considerable judgement. For further discussion, see “Non-accrual and Past Due Loans” and “Allowance for Loan Losses.”
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

ASSET AND LIABILITY MANAGEMENT
The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. At year end 2005, total assets were $222,517,526 an increase of 10.58% from the end of the previous year, and total deposits were $197,847,314, an increase of 10.49% from the end of the previous year, while short-term borrowings, consisting of Demand Notes Issued to U.S. Treasury, increased $582,321 or 39.83% to $2,044,250 for the year ended December 31, 2005 from $1,461,929 for the year ended December 31, 2004.
At December 31, 2005, approximately 94% of the Company’s assets were earning assets composed of U.S. Treasury, Federal Agency and municipal securities in the amount of $39,833,240, Federal Funds Sold and interest bearing deposits in other banks in the amount of $10,608,776, and loans in the amount of $159,338,650.
The yield on a majority of the Company’s earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company’s liabilities are issued with fixed terms and can be repriced only at maturity. During 2002 and 2003 loans continued to grow at a faster rate than deposits, however, our net interest margin declined by 29 basis points from January to December 2002 and 40 basis points from January to December 2003 with the decline in interest rates. During 2004 deposits grew at a faster rate than loans and our net interest margin decreased 43 basis points from January to December. In 2005 our loans grew 23.42% compared to an increase of 10.49% in deposits. As a result our net interest margin increased 65 basis points to 4.58% at December 31, 2005 compared to 3.93% for the year ended December 31, 2004.
MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and rates. For the Company, this risk is constituted primarily of interest rate risk in its lending and investing activities as they relate to their funding by deposit and borrowing activities.
The Bank’s policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities and to attempt to maintain an asset positive position over a 6 month period. In adhering to this policy, unless there is a sudden extraordinary drop in the interest rate, it is anticipated that the Bank’s net interest margins will not be materially affected by changes in interest rates. The net interest rate spread for 2005 increased to 3.98% from 3.68% for 2004 and the net interest margin for 2005 increased to 4.58% from 3.93% for 2004. Management will continue to monitor its asset sensitive position.
Since the rates on most of the Bank’s interest bearing liabilities can vary on a daily basis, management continues to maintain a loan portfolio priced predominately on a variable rate basis; however, in an effort to protect future earnings in a declining rate environment, the bank has begun to offer certain fixed rates and terms primarily associated with real estate transactions. The Bank seeks stable, long-term deposit relationships to fund its loan portfolio.
At December 31, 2005, the average maturity of the investment portfolio was 1 year 3.5 months with an average yield of 3.96% compared to 4.5 months with an average yield of 2.53% at December 31, 2004.
The Company does not take foreign exchange or commodity risks.

The following table summarizes the Bank’s interest sensitivity position as of December 31, 2005:

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less			Estimated
Earning Assets		Than 3	Than 6	Than 1	Than 5	5 years		Fair
(in 000’s)	1 Day	Months	Months	Year	Years	or More	Total	Value
Loans	$134,488	$5,250	$5,997	$6,388	$6,401	$815	$159,339	$161,250
Investment securities	—	17,925	5,933	285	13,790	1,982	39,915	39,833
Short term investments	8	—	—	—	—	—	8	8
Federal funds sold	10,601	—	—	—	—	—	10,601	10,601

Total	$145,097	$23,175	$11,931	$6,673	$20,191	$2,797	$209,863	$211,692

Interest Bearing Liabilities (in 000’s)

CD’s and other time deposits 100,000 and over	$—	$16,144	$2,979	$3,281	$125	$—	$22,529	$22,495
CD’s and other time deposits under 100,000	149	5,283	3,462	3,008	653	—	12,555	12,511
Money market and interest bearing demand accounts	92,244	—	—	—	—	—	92,244	92,244
Savings	11,530	—	—	—	—	—	11,530	11,530
Short term borrowings	2,044	—	—	—	—	—	2,044	2,044

	$105,967	$21,427	$6,441	$6,289	$778	$—	$140,902	$140,824

Net	$39,130	$1,748	$5,490	$384	$19,413	$2,797	$68,961	$70,868

Cumulative		$40,878	$46,367	$46,751	$66,164	$68,961

LIQUIDITY
Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets. The following table summarizes future contractual obligations as of December 31, 2005:

	Payment Due by Period
	Total	Less than	1-5	After 5
		1 Year	Years	Years

Contractual Obligations (in 000’s)
Time deposits	$35,084	$34,306	$778	$—
Short-term borrowings	2,044	2,044	—	—

Operating leases	750	448	294	8

Total contractual cash obligations	$37,878	$36,798	$1,072	$8

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
Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk. All of the securities presently owned by the Bank are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity for the Company. At December 31, 2005, the Bank had unused short-term lines of credit totaling approximately $18,500,000 (which are withdrawable at the lender’s option). Management believes that these sources are adequate to meet its liquidity needs. Liquidity at the parent company level is provided through cash dividends from the Bank and the capacity of the parent company to raise additional borrowed funds as needed.
Composition of Average Assets

	2005	2004	2003	2002	2001
Loans	$147,844,856	$123,923,761	$130,056,441	$117,654,356	$108,786,605
Investment securities available for sale	38,596,553	34,808,745	21,202,689	23,316,609	29,494,213
Investment securities held to maturity	—	—	—	—	—
Federal funds sold and other investments	26,117,322	20,439,351	11,283,346	10,420,073	12,514,330
Non-earning assets	13,380,926	12,862,545	11,612,431	10,816,299	10,294,191

Total average assets	$225,939,657	$192,034,402	$174,154,907	$162,207,337	$161,089,339

Average earning assets increased by $33,386,874 from 2004 to 2005 while average non-earning assets increased by $518,381. Average earning assets increased primarily as a result of an increase in loans, federal funds sold and investment securities available for sale. Average loans for 2005 were up $23,921,095 or 19.30% from 2004. Average federal funds sold increased $5,677,901 or 27.79% from 2004 and investment securities available for sale increased $3,787,808 or 10.88% from 2004.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
The following table shows changes in interest income and expense based upon changes in volume and changes in rates:

	2005 vs. 2004			2004 vs. 2003			2003 vs. 2002
			Net Dollar			Net Dollar			Net Dollar
	Volume	Rate	Change (1)	Volume	Rate	Change (1)	Volume	Rate	Change (1)
Loans	$1,456,982	$2,063,845	$3,520,827	$(325,958)	$366,225	$40,267	$690,831	$(897,305)	$(206,474)
Investment securities available for sale	102,841	265,954	368,795	471,317	(603,167)	(131,850)	(123,551)	(327,057)	(450,608)
Federal funds sold and and other investments	84,993	504,805	589,798	104,505	36,045	140,550	12,343	(65,642)	(53,299)

Interest Income	$1,644,816	$2,834,604	$4,479,420	$249,864	$(200,897)	$48,967	$579,623	$(1,290,004)	$(710,381)

Interest-bearing transaction accounts	$150,115	$1,067,146	$1,217,261	$43,707	$96,624	$140,331	$42,741	$(306,380)	$(263,639)
Savings	(23,390)	139,351	115,961	5,032	8,912	13,944	43,177	(98,753)	(55,576)
Certificates of deposit	103,721	339,107	442,828	10,001	(70,978)	(60,977)	(37,596)	(210,941)	(248,537)
Federal funds purchased	825	0	825	(268)	(267)	(535)	441	(39)	402
Securities sold under agreements to repurchase	0	0	0	(176)	(175)	(351)	(15,582)	(9,032)	(24,614)
Demand notes issued to U.S. Treasury	126	11,396	11,522	(969)	1,711	742	(3,731)	(4,462)	(8,193)

Interest expense	$231,397	$1,557,000	$1,788,397	$57,327	$35,827	$93,154	$29,450	$(629,607)	$(600,157)

Increase (decrease) in net interest income			$2,691,023			$(44,187)			$(110,224)

(1)	Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

	2005			2004			2003
		Interest	Average		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate	Balance	Earned	Rate	Balance	Earned	Rate

Interest-Earning Assets:
Loans	$147,844,856	$10,301,512	6.97%	$123,923,761	$6,780,685	5.47%	$130,056,441	$6,740,418	5.18%
Investment securities available for sale	38,596,553	1,245,105	3.23%	34,808,745	876,310	2.52%	21,202,689	1,008,160	4.75%
Investment securities held to maturity	—	—	—	—	—	—	—	—	—
Federal funds sold	26,109,498	836,842	3.21%	20,431,597	247,074	1.21%	11,275,653	106,512	.95%
Other investments	7,824	89	1.14%	7,754	59	.76%	7,693	71	.92%

Total earning assets	$212,558,731	$12,383,548	5.83%	$179,171,857	$7,904,128	4.41%	$162,542,476	$7,855,161	4.83%

Interest-Bearing Liabilities:
Interest bearing transaction accounts	$95,019,920	$1,614,604	1.70%	$73,133,008	$397,343	.54%	$63,385,795	$257,012	.41%
Savings	12,491,787	215,242	1.72%	15,611,552	99,281	.64%	14,771,142	85,337	.58%
Certificates of deposit	35,523,778	797,257	2.24%	28,505,255	354,429	1.24%	27,820,776	415,406	1.49%
Federal funds purchased	33,014	825	2.5%	—	—	—	35,890	535	1.49%
Securities sold under agreement to repurchase	—	—	—	—	—	—	77,284	351	.45%
Demand notes issued to U.S. Treasury	595,488	18,270	3.07%	584,736	6,748	1.15%	685,209	6,006	.88%

Total interest bearing liabilities	$143,663,987	$2,646,198	1.84%	$117,834,551	$857,801	.73%	$106,776,096	$764,647	.72%

Net interest spread			3.98%			3.68%			4.12%
Net interest margin			4.58%			3.93%			4.36%
Net interest income		$9,737,350			$7,046,327			$7,090,514

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis. Average loan balances include non-accrual loans.

INVESTMENT PORTFOLIO
The following is a schedule of the Bank’s investment portfolio as of December 31, 2005, as compared to December 31, 2004, 2003:

	DECEMBER 31, 2005
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Treasury Bills	$23,858,701	$—	$(29,701)	$23,829,000
Other U.S. Treasury Obligations	2,991,648	—	(1,248)	2,990,400
Federal Agency Securities	8,944,483	—	(23,683)	8,920,800
Municipal Securities	4,120,820	—	(27,780)	4,093,040

Total	$39,915,652	$—	$(82,412)	$39,833,240

	DECEMBER 31, 2004
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Treasury Bills	$39,786,310	$—	$(37,021)	$39,749,289
Other U.S. Treasury Obligations	1,998,258	33,742	—	2,032,000
Federal Agency Securities	1,997,889	40,111	—	2,038,000
Municipal Securities	1,740,000	79,405	—	1,819,405

Total	$45,522,457	$153,258	$(37,021)	$45,638,694

	DECEMBER 31, 2003
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Treasury Bills	$15,973,833	$—	$(5,273)	$15,968,560
Other U.S. Treasury Obligations	3,998,249	191,751	—	4,190,000
Federal Agency Securities	3,980,006	239,374	—	4,219,380
Municipal Securities	1,995,000	116,222	—	2,111,222

Total	$25,947,088	$547,347	$(5,273)	$26,489,162

The Bank’s investment portfolio had a weighted average yield of 3.96%, 2.53% and 3.11% at December 31, 2005, 2004 and 2003, respectively.

LOAN PORTFOLIO COMPOSITION
The following is a schedule of the Bank’s loan portfolio as of December 31, 2005, as compared to December 31, 2004, 2003, 2002 and 2001:

	Book Value (in 000’s)
Type	2005	2004	2003	2002	2001
Commercial and industrial loans	$52,373	44,829	$46,687	$46,908	$52,646
Real estate loans	101,949	77,797	71,289	75,053	59,024
Loans to individuals for household, family and other personal expenditures	4,941	6,256	7,045	5,863	6,778
All other loans (including overdrafts)	170	225	215	63	45

Total Loans (excluding unearned income)	$159,433	$129,107	$125,236	$127,887	$118,493

As a Bank with a mission to serve its community, there is a geographic concentration of loans in Charleston, Dorchester and Berkeley Counties.
The Bank had no foreign loans or loans to fund leveraged buyouts (LBO’s) during 2005, 2004, 2003, 2002 or 2001.
SELECTED LOAN MATURITY (IN 000’S)

		Over one but
	One year	less than five	Over
Type	or less	years	five years	Total
Commercial and industrial loans	$26,746	$10,761	$14,866	$52,373
Real Estate Loans	28,918	10,514	62,517	101,949
Loans to individuals for household, family and other personal expenditures	1,623	1,240	2,078	4,941
All other loans (including overdrafts)	102	68	—	170
Total Loans (excluding unearned income	$57,389	$22,583	$79,461	$159,433

IMPAIRED AND RESTRUCTURED LOANS
The Bank had impaired loans totaling $80,852 as of December 31, 2005 compared to $65,751, $128,504, $198,309 and $169,807 as of December 31, 2004, 2003, 2002 and 2001, respectively. The impaired loans include non-accrual loans with balances at December 31, 2005, 2004, 2003, 2002 and 2001 of $ 80,852, $65,751, $102,588, $198,309 and $161,500, respectively. The Bank had one restructured loan included in non accrual loans at December 31, 2005 in the amount of $3,394, no restructured loans at December 31, 2004, one restructured loan in the amount of $25,916 at December 31, 2003, no restructured loans at December 31, 2002 and one restructured loan in the amount of $8,307 at December 31, 2001. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.

NON-ACCRUAL AND PAST DUE LOANS
The Bank had $80,852 in non-accrual loans as of December 31, 2005, compared to $65,751, $102,588, $198,309 and $161,500 as of December 31, 2004, 2003, 2002 and 2001, respectively. There were no loans over 90 days past due still accruing interest at December 31, 2005 or December 31, 2004.
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
The allowance for loan losses consists of an estimated reserve for classified loans and an estimated reserve for unclassified loans. Classified loans are assigned a loss estimate in the allowance for loan loss model based on their risk grade. The loss estimate is based on regulatory guidelines which the Company believes is an appropriate measure of the estimated loss on its classified loans. The loss estimate for classified loans is 5% for other loans especially mentioned and 15% for substandard loans. The loss estimate for doubtful and loss loans is 50% and 100%, respectively. Unclassified loans are assigned a loss ratio in the allowance for loan loss model based on the Company’s average historical loss experience for the previous five years, adjusted quarterly. The Company believes the five year historical loss ratio is a reasonable estimate of the existing losses in the unclassified loan portfolio. In addition, the reserve includes unclassified past due loans greater than 30 days at 2.5%. During the quarter ending September 30, 2004, the Company reviewed its allowance for loan loss model and made changes to better reflect the risk in the portfolio. The changes included adding a loss estimate of 1.5% for the loans on the watch list and a loss estimate of 1.0% for certain real estate loans. Before September 30, 2004, both the watch list loans and real estate loans were included in the unclassified category. In addition, the loss ratio on unclassified loans was adjusted to a five year historical loss ratio from a three year historical ratio to better reflect the Company’s credit cycle and to conform with regulatory practices. The Company has unallocated reserves totaling $85,890 and $64,460 at December 31, 2005 and 2004 respectively, related to other inherent losses in the portfolio.
Based on the evaluation described above, the Company recorded a provision for loan losses of $12,000 for the year ended December 31, 2005 compared to a recovery of loan losses of ($103,000) for the year ended December 31, 2004. The Company believes that the five year historical average is more representative of the loss cycle of their portfolio based on their review of the timing of large losses in their portfolio and the fact that such losses would not be captured in the average loss ratio using a three-year period. Classified assets were $1.9 million at December 31, 2004 compared to $2.2 million at December 31, 2004. The decrease in classified assets caused a decrease in the required allowance for loan loss per the allowance for loan loss, offset by the additional reserves estimated for watch list loans and certain real estate loans which increased the required allowance for loan loss per the allowance for loan loss model by approximately $182,740.

Net charge-offs were $38,726 in 2005 or .03% of average loans as compared to $22,726 in 2004 or .02% of average loans. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.
The allowance for loan losses decreased $26,726 or 2.56% to $1,017,175 or .64% of total loans at December 31, 2005 from $1,043,901 or .81% of total loans at December 31, 2004. Management believes the allowance for a loan loss at December 31, 2005 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

	SUMMARY OF LOAN LOSS EXPERIENCE
	December 31,
	2005	2004	2003	2002	2001

Allowance for loan losses, beginning of year	1,043,901	1,169,627	1,361,438	1,201,091	1,558,530
Charge-offs:
Commercial	—	89,308	62,827	51,856	556,735
Consumer	45,982	6,457	153,480	9,632	33,959
Real estate	—	—	—	—	130,338
Other	410	2,890	3,104	3,661	5,909
Total charge-offs	46,392	98,655	219,411	65,149	726,941

Recoveries:
Commercial	5,461	63,443	10,520	27,319	31,627
Consumer	2,145	12,486	6,590	2,287	2,859
Real estate	—	—	—	—	—
Other	60	—	1,260	890	15

Total recoveries	7,666	75,929	18,370	30,496	34,501
Net charge-offs	38,726	22,726	201,041	34,653	692,440
Additions (recovery) to reserve through provision expense	12,000	(103,000)	9,230	195,000	335,000
Allowance for loan losses, end of year	1,017,175	1,043,901	1,169,627	1,361,438	1,201,091

DEPOSITS

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less
		Than 3	Than 6	Than 1	Than 5	5 years
(in 000’s)	1 Day	Months	Months	Year	Years	or More	Total
CD’s and other time deposits 100,000 and over	$—	$16,144	$2,979	$3,281	$125	$—	$22,529
CD’s and other time deposits under 100,000	149	5,283	3,462	3,008	653	—	12,555
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
The Company’s off-balance sheet arrangements, consist principally of commitments to extend credit described below. At December 31, 2005 and 2004, the Company had no interests in non-consolidated special purpose entities.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $45,383,793 and $39,274,635 at December 31, 2005 and 2004 respectively.
Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At December 31, 2005 and 2004, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2005 and 2004 was $635,402 and 410,374, respectively.
The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. The fair value of these commitments was not significant at December 31, 2005 and 2004. The Company had forward sales commitments, totaling $3.3 million at December 31, 2005, to sell loans held for sale of $3.3 million. At December 31, 2004, the Company had forward sales commitments of $1.7 million. The fair value of these commitments was not significant at December 31, 2005 or 2004. The Company has no embedded derivative instruments requiring separate accounting treatment.

Once the Company sells certain fixed rate residential loans, the loans are no longer reportable on the Company’s balance sheet. With most of these sales, the Company has an obligation to repurchase the loan in the event of a default of principal or interest on the loan in the event of a default of principal or interest on the loan. This warranty period ranges from three to six months. The unpaid principal balance of loans sold with recourse was $42,792,000 at December 31, 2005 and $37,791,000 at December 31, 2004.
EFFECT OF INFLATION AND CHANGING PRICES
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars without consideration of changes in the relative purchasing power over time due to inflation.
Unlike most other industries, the assets and liabilities of financial institutions such as the Bank are primarily monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. The Bank strives to manage the effects of inflation through its asset/liability management.
CAPITAL RESOURCES
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercising of stock options of $124,000 in 1995, 1996, 1997 and 1998 for a total shareholders’ equity at December 31, 2005, of $21,505,794. The rate of asset growth from the Bank’s inception has not negatively impacted this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at December 31, 2005, for the Bank was 11.64% and 13.69% at December 31, 2004. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
At December 31, 2005 and 2004, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.
Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2005.

ACCOUNTING AND REPORTING CHANGES
In December 2004, the FASB issued Statement No. 123 (revised December 2004), “Share-Based Payments”. Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans (ESPPs). It carries forward prior guidance on accounting for awards to nonemployees. Accounting for employee-stock-ownership-plan transactions (ESOPs) will continue to be accounted for in accordance with SOP 93-6. Awards to most nonemployee directors will be accounted for as employee awards. Statement 123R replaces FASB Statements No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Management is currently evaluating the impact that the adoption of SFAS No. 123R will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.
THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST
During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. The Board of Directors of the Bank approved the cash contribution of $300,000 to The Bank of South Carolina Employee Stock Ownership Plan for the fiscal year ended December 31, 2005. The contribution was made during 2005. An amendment and restatement of the Employee Stock Ownership Plan effective January 1, 2001, was approved by the Board of Directors on February 17, 2002. The Bank is the Plan Administrator. T. Dean Harton, Sheryl G. Sharry and Hugh C. Lane, Jr., currently serve as the Plan Administrative Committee and as Trustees for the Plan. The Plan currently owns 198,159 shares of common stock of Bank of South Carolina Corporation.

Item 7. Financial Statements
Report of Independent Registered Public Accounting Firm
The Board of Directors
Bank of South Carolina Corporation and subsidiary
Charleston, South Carolina
We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and subsidiary (the “Corporation”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
Raleigh, North Carolina
February 24, 2006

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2005	2004

ASSETS
Cash and due from banks	$9,663,790	$8,372,637
Interest bearing deposits in other banks	7,872	7,783
Federal funds sold	10,600,904	15,476,959
Investment securities available for sale (amortized cost of $39,915,652 and $45,522,457 in 2005 and 2004, respectively)	39,833,240	45,638,694
Loans	159,338,650	129,107,437
Less: Allowance for loan losses	(1,017,175)	(1,043,901)

Net loans	158,321,475	128,063,536

Premises, equipment and leasehold improvements, net	2,741,085	2,856,936
Accrued interest receivable	919,502	504,044
Other assets	429,658	314,697

Total assets	$222,517,526	$201,235,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand	$58,988,930	$54,650,961
Interest bearing demand	47,109,142	35,966,105
Money market accounts	45,135,211	41,847,570
Certificates of deposit $100,000 and over	22,528,894	19,454,257
Other time deposits	12,555,221	11,735,201
Other savings deposits	11,529,916	15,415,984

Total deposits	197,847,314	179,070,078

Short-term borrowings	2,044,250	1,461,929
Accrued interest payable and other liabilities	1,120,168	712,563

Total liabilities	201,011,732	181,244,570
Shareholders’ equity:
Common stock — No par, 6,000,000 shares authorized;
Issued 3,251,867 shares at December 31, 2005 and 3,245,530 at December 31, 2004
Shares outstanding 3,092,266 at December 31, 2005 and 3,085,929 at December 31, 2004	—	—
Additional paid in capital	22,077,627	20,315,087
Retained earnings	1,173,050	1,099,493
Treasury stock; 159,601 shares at December 31, 2005 and 2004	(1,692,964)	(1,497,093)
Accumulated other comprehensive income, net of income taxes	(51,919)	73,229

Total shareholders’ equity	21,505,794	19,990,716

Total liabilities and shareholders’ equity	$222,517,526	$201,235,286

Commitments and contingencies (note 7)
See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2005	2004	2003

Interest and fee income
Interest and fees on loans	$10,301,512	$6,780,685	$6,740,418
Interest and dividends on investment securities	1,245,105	876,310	1,008,160
Other interest income	836,931	247,133	106,583

Total interest and fee income	12,383,548	7,904,128	7,855,161

Interest expense
Interest on deposits	2,627,103	851,053	757,755
Interest on short-term borrowings	19,095	6,748	6,892

Total interest expense	2,646,198	857,801	764,647

Net interest income	9,737,350	7,046,327	7,090,514
Provision for (recovery of) loan losses	12,000	(103,000)	9,230

Net interest income after provision for (recovery of) loan losses	9,725,350	7,149,327	7,081,284

Other income
Service charges, fees and commissions	932,832	1,090,395	1,124,076
Mortgage banking income	823,510	629,053	907,608
Other non-interest income	32,130	29,267	28,963
Gain on sale of other real estate owned	—	—	36,312

Total other income	1,788,472	1,748,715	2,096,959

Other expense
Salaries and employee benefits	3,831,391	3,483,438	3,598,197
Net occupancy expense	1,203,630	1,202,633	1,233,608
Other operating expenses	1,494,246	1,387,538	1,429,377

Total other expense	6,529,267	6,073,609	6,261,182

Income before income tax expense	4,984,555	2,824,433	2,917,061
Income tax expense	1,799,549	978,810	1,012,348

Net income	$3,185,006	$1,845,623	$1,904,713

Basic income per common share	$1.03	$0.60	$0.62

Diluted income per common share	$1.02	$0.60	$0.61

Weighted average shares outstanding
Basic	3,087,526	3,085,929	3,085,929

Diluted	3,130,627	3,098,756	3,098,271

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					ACCUMULATED
		ADDITIONAL			OTHER
	COMMON	PAID IN	RETAINED	TREASURY	COMPREHENSIVE
	STOCK	CAPITAL	EARNINGS	STOCK	INCOME (LOSS)	TOTAL

December 31, 2002	$—	$16,456,624	$3,432,788	$(1,307,157)	$731,874	$19,314,129
Comprehensive income:
Net income	—	—	1,904,713	—	—	1,904,713
Net unrealized losses on securities (net of tax effect of $229,262)	—	—	—	—	(390,368)	(390,368)

Total comprehensive income		—	—	—		1,514,345

Issuance of 10% Stock Dividend	—	3,858,463	(3,670,776)	(189,936)	—	(2,249)
Cash dividends ($0.44 per common share)	—	—	(1,178,386)	—	—	(1,178,386)

December 31, 2003	$—	$20,315,087	$488,339	$(1,497,093)	$341,506	$19,647,839
Comprehensive income:
Net income	—	—	1,845,623	—	—	1,845,623
Net unrealized losses on securities (net of tax effect of $157,560)	—	—	—	—	(268,277)	(268,277)

Total comprehensive income	—	—	—	—	—	1,577,346

Cash dividends ($0.44 per common share)	—	—	(1,234,469)	—	—	(1,234,469)

December 31, 2004	$—	$20,315,087	$1,099,493	$(1,497,093)	$73,229	$19,990,716
Comprehensive income:
Net income	—	—	3,185,006	—	—	3,185,006
Net unrealized losses on securities (net of tax effect of $73,502)	—	—	—	—	(125,148)	(125,148)

Total comprehensive income	—	—	—	—	—	3,059,858

Issuance of 10% Stock Distribution	—	1,762,315	(1,570,313)	(195,871)	—	(3,869)

Exercise of Stock Options		225				225
Cash dividends ($0.51 per common share)	—	—	(1,541,136)	—	—	(1,541,136)

December 31, 2005	$—	$22,077,627	$1,173,050	$(1,692,964)	$(51,919)	$21,505,794

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$3,185,006	$1,845,623	$1,904,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	275,445	290,776	369,085
Provision for (recovery of) loan losses	12,000	(103,000)	9,230
Gain on disposal of fixed assets	2,000	—	—
Gain on sale of other real estate owned	—	—	(36,312)
Deferred income taxes	4,954	16,403	4,225
Accretion of unearned discounts on investment securities	(977,781)	(379,304)	(126,769)
Origination of mortgage loans held for sale	(68,662,280)	(58,767,560)	(95,269,618)
Proceeds from sale of mortgage loans held for sale	67,035,159	58,434,591	105,580,122
(Increase) decrease in accrued interest receivable and other assets	(461,871)	(41,246)	447,469
Increase (decrease) in accrued interest payable and other liabilities	252,382	114,219	(225,850)

Net cash provided by operating activities	665,014	1,410,502	12,656,295

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	76,285,000	56,255,000	28,470,000
Purchase of investment securities available for sale	(69,700,415)	(75,451,065)	(33,915,683)
Net (increase) decrease in loans	(28,642,818)	(3,561,311)	(8,023,053)
Purchase of premises, equipment and leasehold improvements, net	(161,594)	(143,900)	(42,373)
Proceeds from sale of other real estate owned	—	—	199,338

Net cash used by investing activities	(22,219,827)	(22,901,276)	(13,311,771)

Cash flows from financing activities:
Net increase in deposit accounts	18,777,236	12,927,566	21,694,301
Net increase (decrease) in short—term borrowings	582,321	507,975	(3,585,411)
Dividends paid	(1,385,913)	(1,234,469)	(1,532,950)
Stock options purchased	225	—	—
Fractional shares paid	(3,869)	—	(2,249)

Net cash provided by financing activities	17,970,000	12,201,072	16,573,691

Net (decrease) increase in cash and cash equivalents	(3,584,813)	(9,289,702)	15,918,215
Cash and cash equivalents at beginning of year	23,857,379	33,147,081	17,228,866

Cash and cash equivalents at end of year	$20,272,566	$23,857,379	$33,147,081

Supplemental disclosure of cash flow data:
Cash paid during the year for:
Interest	$2,444,019	$847,108	$778,139

Income taxes	$1,799,589	$846,361	$1,030,713

Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized loss on securities available for sale, net of income taxes	$(125,148)	$(268,277)	$(390,368)

Real estate acquired through foreclosure	$—	$—	$163,026

Change in dividends payable	$155,223	$—	$(354,564)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investment Securities: The Company accounts for its investment securities in accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investments are classified into three categories as follows: (1) Held to Maturity — debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading — debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale — debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis. All securities were classified as available for sale for 2005 and 2004.

Loans Receivable Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. At December 31, 2005 and 2004, the Company had approximately $3.3 million and $1.7 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS No. 140), and are included in mortgage banking income in the consolidated statements of operations.

Loans and Allowance for Loan Losses: Loans are carried at principal amounts outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield. Interest income on all loans is recorded on an accrual basis. The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured, in the process of collection,

30	(Continued)

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

SFAS No. 114 was amended by SFAS No. 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor estimates interest income related to impaired loans.

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

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting, provided they are performing in accordance with their restructured terms.

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

Concentration of Credit Risk: The Company’s primary market consist of the counties of Berkeley, Charleston and Dorchester, South Carolina. At December 31, 2005, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

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

31	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Real Estate Owned: Other real estate owned is recorded at the lower of fair value less estimated selling costs or cost and is included in other assets on the consolidated balance sheets. There was no other real estate owned at December 31, 2005 or 2004. Gains and losses on the sale of other real estate owned and subsequent write-downs from periodic reevaluation are charged to other operating income.

Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting Income taxes”. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Net deferred tax assets are included in other assets in the consolidated balance sheet.

Stock-Based Compensation: The Company has a stock based employee compensation plan as of December 31, 2005 which is described more fully in Note Ten. The Company accounts for this plan using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for stock Issued to Employees,” and related interpretations. Accordingly, the Company has not recognized any compensation cost for its fixed stock option plan as all options granted under the plan have an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock based compensation plan been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net income and earnings per share would have been reduced to the proforma amounts indicated below for the three years ended December 31:

(dollars, except per share, in thousands)	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$3,185	$1,846	$1,905
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36)	(34)	(33)

Proforma net income	$3,149	$1,812	$1,872

Income per share:
Basic — as reported	$1.03	$0.60	$0.62

Basic — proforma	$1.02	$0.59	$0.61

Diluted — as reported	$1.02	$0.60	$0.61

Diluted — proforma	$1.01	$0.58	$0.60

There were no options granted in 2005. The weighted average fair value per share of options granted in 2004 and 2003 amounted to $2.86, $2.70, respectively. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: dividend yield of 3.29%, 3.43% for 2004 and 2003, respectively; historical volatility of 24.49%, 28.38% for 2004 and 2003, respectively; risk-free interest rate of 3.94%, 2.84% for 2004 and 2003, respectively; expected lives of the options of 7.5 years and 7.5 years for 2004 and 2003, respectively. For purposes of the proforma calculation compensation expense is recognized on a straight-line basis over the vesting period.

32	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Cash Flows: Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average reserve requirement was approximately $738,000 and $709,000 for the reserve periods ended December 31, 2005 and 2004, respectively.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2005 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

33	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	INVESTMENT SECURITIES AVAILABLE FOR SALE
The amortized cost and fair value of investment securities available for sale are summarized as follows:

	DECEMBER 31, 2005
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Treasury Bills	$23,858,701	$—	$(29,701)	$23,829,000
Other U.S. Treasury Obligations	2,991,648	—	(1,248)	2,990,400
Federal Agency Securities	8,944,483	—	(23,683)	8,920,800
Municipal Securities	4,120,820	—	(27,780)	4,093,040

Total	$39,915,652	$—	$(82,412)	$39,833,240

	DECEMBER 31, 2004
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

U.S. Treasury Bills	$39,786,310	$—	$(37,021)	$39,749,289
Other U.S. Treasury Obligations	1,998,258	33,742	—	2,032,000
Federal Agency Securities	1,997,889	40,111	—	2,038,000
Municipal Securities	1,740,000	79,405	—	1,819,405

Total	$45,522,457	$153,258	$(37,021)	$45,638,694

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2005, by contractual maturity are as follows:

		ESTIMATED
	AMORTIZED	FAIR
	COST	VALUE
Due in one year or less	$24,143,701	$24,114,745
Due in one year to five years	13,106,131	13,106,187
Due in five years to ten years	2,665,820	2,612,308

Total	$39,915,652	$39,833,240

During 2005 and 2004, there were no sales of investment securities.

The carrying value of investment securities pledged to secure deposits and other balances was $24,782,766 and $21,035,325 at December 31, 2005 and 2004, respectively.

34	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Gross unrealized losses and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 are as follows:

			12 months
	Less than 12		or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities

U.S. Treasury Bills	$23,829,000	$29,701	$—	$—	$23,829,000	$29,701
U.S. Treasury Note	2,990,400	1,248	—	—	2,990,400	1,248
Federal Agency
Securities	8,920,800	23,683	—	—	8,920,800	23,683
Municipal Securities	1,800,476	53,533	—	—	1,800,476	53,533

	$37,540,676	$108,165	$—	$—	$37,540,676	$108,165

The unrealized losses on investments were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Nearly all of these investments are rated AAA so the credit risk is minimal.
3. LOANS
     Major classifications of loans are as follows:

	DECEMBER 31,
	2005	2004
Commercial loans	$50,154,880	$43,967,729
Commercial real estate	75,204,175	56,513,602
Residential mortgage	12,722,085	11,954,771
Mortgage loans held for sale	3,330,312	1,703,191
Consumer loans	4,435,057	5,665,099
Personal bank lines	13,327,532	8,938,035
Other	258,575	365,010

	159,432,616	129,107,437

Deferred loan fees (Net)	(93,966)	—
Allowance for loan losses	(1,017,175)	(1,043,901)

Loans, net	$158,321,475	$128,063,536

35	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Changes in the allowance for loan losses are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Balance at beginning of year	$1,043,901	$1,169,627	$1,361,438
(Recovery) provision for loan losses	12,000	(103,000)	9,230
Charge offs	(46,392)	(98,655)	(219,411)
Recoveries	7,666	75,929	18,370

Balance at end of year	$1,017,175	$1,043,901	$1,169,627

During the second quarter of 2005, the Company adopted FASB Statement No. 91 (FAS 91) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an amendment of FASB Statement No. 13, 60 and 65 and a rescission of FASB Statement No. 17)”. FAS 91 establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans. This statement also specifies the accounting for fees and initial direct costs associated with leasing. The adoption of FAS 91 by the Company in the second quarter resulted in a decrease to interest income and fees on loans and total loans of $76,000. The $76,000 will be spread over the remaining life of the loans originated before June 30, 2005. As of July 1, 2005 any fee or cost associated with originating or acquiring loans are being deferred and amortized in accordance with FAS 91. The net balance of the deferred loan fees at December 31, 2005 was $93,966.
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
As of December 31, 2005 and 2004, the Company had loans on non-accrual totaling $80,852 and $65,751, respectively. The additional amount of gross income that would have been recorded during 2005, 2004 and 2003 if these loans had performed as agreed would have been $4,167, $1,924 and $2,746, respectively. The Company did not recognize any interest income on these loans in 2005, 2004 or 2003 while these loans were on non-accrual.
There were no loans over 90 days past due still accruing interest at December 31, 2005 and 2004.
At December 31, 2004 and 2003 impaired loans amounted to $80,852 and $65,751, respectively, and their related reserve for loan losses totaled $44,799 and $32,876 at December 31, 2005 and 2004, respectively. The Bank had one restructured loan included in the non accrual loans of $3,394, and no restructured loans at December 31, 2004. For the years ended December 31, 2005, 2004 and 2003, the average recorded investment in impaired loans was $ 93,536, $76,707 and $138,096, respectively, and $2,552 in 2005, $3,428 in 2004 and $4,267 in 2003 of interest income was recognized on loans prior to being considered impaired. All of this income was recognized using the accrual method of accounting.

36	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
     Premises, equipment and leasehold improvements are summarized as follows:

	DECEMBER 31,
	2005	2004
Bank buildings	$1,797,577	$1,797,577
Land	838,075	838,075
Leasehold purchase	30,000	30,000
Lease improvements	319,253	296,548
Equipment	2,838,868	2,726,598

	5,823,773	5,688,798
Accumulated depreciation	(3,082,688)	(2,831,862)

Total	$2,741,085	$2,856,936

5. SHORT-TERM BORROWINGS
     Short-term borrowings are summarized as follows:

	DECEMBER 31,
	2005	2004
Securities sold under agreements to repurchase	$—	$—
U.S. Treasury tax and loan deposit notes	2,044,250	1,461,929

Total	$2,044,250	$1,461,929

Securities sold under agreements to repurchase with customers mature on demand. During the year ended December 31, 2005 and 2004, there were no securities sold under agreements to repurchase. The securities underlying the repurchase agreements are held in safekeeping by an authorized broker. At the maturity dates of these transactions, the securities are returned to the account of the Bank.
At December 31, 2005 and 2004, the Bank had unused short-term lines of credit totaling approximately $18,500,000 and $18,500,000 respectively (which are withdrawable at the lender’s option).

37	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. INCOME TAXES
     Total income taxes for the years ended December 31, 2005, 2004 and 2003 are as follows

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Income tax expense	$1,799,549	$978,810	$1,012,348

Stockholders’ equity, for unrealized losses on securities available for sale	(73,502)	(157,560)	(229,262)

Total	$1,726,047	$821,250	$783,086

     Income tax expense attributable to income before income tax expense consists of:

	Current	Deferred	Total
YEAR ENDED DECEMBER 31, 2005

U.S. Federal	$1,649,749	$4,954	$1,654,703

State and local	144,846	—	144,846

	$1,794,595	$4,954	$1,799,549

YEAR ENDED DECEMBER 31, 2004

U.S. Federal	$880,127	$16,403	$896,530

State and local	82,280	—	82,280

	$962,407	$16,403	$978,810

YEAR ENDED DECEMBER 31, 2003

U.S. Federal	$926,020	$4,225	$930,245

State and local	82,103	—	82,103

	$1,008,123	$4,225	$1,012,348

Income tax expense attributable to income before income tax expense was $1,799,549, $978,810 and $1,012,348 for the years ended December 31, 2005, 2004 and 2003 respectively, and differed from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

38	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31,
	2005	2004	2003
Computed “expected” tax expense	$1,694,749	$960,307	$991,801

Increase (reduction) in income taxes Resulting from:

Tax exempt interest income	(29,175)	(30,397)	(35,833)
State income tax, net of federal benefit	95,598	54,305	54,188

Other, net	38,377	(5,405)	2,192

	$1,799,549	$978,810	$1,012,348

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	December 31,
	2005	2004
Deferred tax assets:
Deferred loan fees	$32,000	$—
Unrealized loss on securities available for sale	30,493	—
State Net Operating Loss Carryforward	9,000	7,000
Bad Debt Reserves	295,917	309,471

Total gross deferred tax assets	367,410	316,471
Less valuation allowance	(9,000)	(7,000)

Net deferred tax assets	358,410	309,471

Deferred tax liabilities:
Prepaid expenses	(32,000)	—
Unrealized loss (gain) on securities available for sale	—	(43,007)
Fixed assets, principally due to differences in depreciation	(108,000)	(108,000)
Other	(1,400)	(10,000)

Total gross deferred tax liabilities	(141,400)	(161,007)

Net deferred tax asset	$217,010	$148,464

39	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There was a $9,000 valuation allowance for deferred tax assets at December 31, 2005 and a $7,000 valuation allowance at December 31, 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2005. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Tax returns for 2002 and subsequent years are subject to examination by taxing authorities.

7.	COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements to lease equipment and its office facilities under noncancellable operating lease agreements expiring on various dates through 2011. The Company may, at its option, extend the lease of its office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods and extend the land lease where the Mt. Pleasant office is constructed for six additional five year periods. Minimum rental commitments for these leases as of December 31, 2005 are as follows:

2006	$448,226
2007	132,389
2008	72,087
2009	57,996
2010	31,030
2011 and thereafter	8,530

Total	$750,258

Total rental expense was $441,568, $428,087 and $384,775 in 2005, 2004 and 2003, respectively.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including unused lines of credit, amounted to $45,383,793 and $39,274,635 at December 31, 2005 and 2004, respectively.

40	(Continued)

    BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, completion of a construction contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower; and a majority of these standby letters of credit are generally collateralized. Commitments under standby letters of credit are usually for one year or less. At December 31, 2005 and 2004, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2005 and 2004 was $635,402 and $410,374, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. The fair value of these commitments was not significant at December 31, 2005 and 2004. The Company has forward sales commitments, totaling $3.3 million at December 31, 2005, to sell loans held for sale of $3.3 million. Such forward sales commitments are to sell loans at par value and are generally funded within 60 days. The fair value of these commitments was not significant at December 31, 2005.

8.	RELATED PARTY TRANSACTIONS

In the opinion of management, loans to officers and directors of the Company are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectibility. There were no outstanding loans to executive officers of the Company as of December 31, 2005 and 2004. Related party loans are summarized as follows:

	DECEMBER 31,
	2005	2004
Balance at beginning of year	$2,576,663	$2,208,301
New loans or advances	2,391,254	3,347,236
Repayments	(2,880,070)	(2,978,874)

Balance at end of year	$2,087,847	$2,576,663

41	(Continued)

   BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.	OTHER EXPENSE

A summary of the components of other operating expense is as follows:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Advertising and business	$19,976	$26,133	$23,295
Supplies	140,647	153,334	145,921
Telephone and postage	170,042	153,155	194,022
Insurance	59,440	50,554	67,096
Professional fees	323,102	304,258	280,932
Data processing services	308,297	287,232	278,312
State and FDIC insurance and fees	48,698	44,905	46,342
Courier service	171,362	134,945	122,761
Other	252,682	233,022	270,696

	$1,494,246	$1,387,538	$1,429,377

10.	INCENTIVE STOCK OPTION PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company has an Incentive Stock Option Plan which was approved in 1998. Under the 1998 Incentive Stock Option Plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. On October 2, 2005, Nathaniel I. Ball, III in accordance with the Incentive Stock Option Plan, exercised his option to purchase 16,637 shares of common stock. The stock was purchased with the redemption of 10,300 shares of Bank of South Carolina Corporation common stock (personally held) with a price of $18.00 a share and a payment of $225 cash. The stock options were fully vested and fully exercisable. No shares were exercisable at December 31, 2004. At December 31, 2005, 40,205 shares of common stock are reserved to be granted under the 1998 Incentive Stock Option Plan from the original 217,800 shares.

All outstanding options, option price, and option activity for the stock-based option plan has been retroactively restated to reflect the effects of the 10% stock dividend declared June 19, 2003 and a 10% stock distribution declared April 12, 2005.

A summary of the activity under the stock-based option plan for the years ended December 31, 2005, 2004, and 2003 follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, January 1	188,139	$11.39	195,355	$11.38	192,692	$11.34
Granted	—	—	4,400	12.73	16,335	11.74
Expired	(13,172)	12.03	(11,616)	11.67	(13,672)	11.31
Exercised	(16,637)	11.15	—	—	—	—

Outstanding December 31	158,330	$11.36	188,139	$11.39	195,355	$11.38

42	(Continued)

   BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Exercise Prices:	Outstanding	Life	Price	Exercisable	Price

$11.15	123,240	5.4	$11.15	—	$—
$11.74	12,705	7.4	$11.74	—	$—
$12.27	19,965	5.4	$12.27	—	$—
$12.34	2,420	6.5	$12.34	—	$—

	158,330	5.6	$11.36	—	$—
The Company established an Employee Stock Ownership Plan (ESOP) effective January 1, 1989. Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a plan year is eligible to participate in the ESOP. Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code section 415. The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses amounted to $300,000, $180,000 and $197,500 for the years ended December 31, 2005, 2004 and 2003 respectively.

11.	COMMON STOCK DIVIDEND

On June 19, 2003 the Company declared a 10% stock dividend for a total of 254,915 shares and on April 12, 2005 the Company declared a 10% stock distribution for a total of 280,319 shares a combined total of approximately 535,234 shares. All share and per share data has been retroactively restated to give effect to the common stock dividend and common stock distribution.

12.	INCOME PER COMMON SHARE

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock. All share and per share data have been retroactively restated for all common stock dividends and distributions. The Company has no antidilutive securities at December 31, 2005.

43	(Continued)

   BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the reconciliation of average shares outstanding for the years ended December 31:

	2005		2004		2003
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	3,087,526	3,087,526	3,085,929	3,085,929	3,085,929	3,085,929
Effect of dilutive securities:
Stock options	—	43,101	—	12,827	—	12,342

Average shares outstanding	3,087,526	3,130,627	3,085,929	3,098,756	3,085,929	3,098,271

13.	REGULATORY CAPITAL REQUIREMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2005 and 2004, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2005:
Total capital to risk-weighted assets:

Company	$22,575	13.71%	$15,471	8.00%	$	N/A	N/A
Bank	$22,518	11.64%	$15,471	8.00%		$19,339	10.00%

Tier 1 capital to risk-weighted assets:

Company	$21,558	13.03%	$7,736	4.00%	$	N/A	N/A
Bank	$21,501	11.12%	$7,736	4.00%		$11,603	6.00%

Tier 1 capital to average assets:

Company	$21,558	9.15%	$9,422	4.00%	$	N/A	N/A
Bank	$21,501	9.13%	$9,422	4.00%		$11,777	5.00%

44	(Continued)

   BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2004:
Total capital to risk-weighted assets:

Company	$20,961	13.71%	$12,230	8.00%	$	N/A	N/A
Bank	$20,931	13.69%	$12,230	8.00%		$15,287	10.00%

Tier 1 capital to risk-weighted assets:

Company	$19,917	13.03%	$6,115	4.00%	$	N/A	N/A
Bank	$19,887	13.01%	$6,115	4.00%		$9,172	6.00%

Tier 1 capital to average assets:

Company	$19,917	10.04%	$7,936	4.00%	$	N/A	N/A
Bank	$19,887	10.02%	$7,936	4.00%		$9,920	5.00%
14.	DISCLOSURES REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

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

45	(Continued)

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

The carrying value of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 2005 and 2004, approximates market.

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

e.	Short-term borrowings

The carrying amount approximates fair value due to the short-term nature of these instruments.

46	(Continued)

   BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004, are as follows:

	2005
	Carrying	Estimated
	Amount	Fair Value

Cash and due from banks	$9,663,790	$9,663,790
Interest bearing deposits in other banks	7,782	7,782
Federal funds sold	10,600,904	10,600,904
Investments available for sale	39,833,240	39,833,240
Loans (net)	158,321,475	160,138,800
Deposits	197,847,314	197,768,991
Short-term borrowings	2,044,250	2,044,250

	2004
	Carrying	Estimated
	Amount	Fair Value

Cash and due from banks	$8,372,637	$8,372,637
Interest bearing deposits in other banks	7,783	7,783
Federal funds sold	15,476,959	15,476,959
Investment securities available for sale	45,638,694	45,638,694
Loans (net)	128,063,536	128,315,640
Deposits	179,070,078	178,946,674
Short-term borrowings	1,461,929	1,461,929
15.	BANK OF SOUTH CAROLINA CORPORATION — PARENT COMPANY

The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. At December 31, 2005, the Bank had available retained earnings of approximately $470,000 for payment of dividends.

47	(Continued)

   BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2005 and 2004, and the related condensed statements of operations and cash flows for the years ended December 31, 2005, 2004 and 2003, are as follows:
STATEMENTS OF FINANCIAL CONDITION

	2005	2004

Assets
Cash	$520,782	$338,966
Investment in wholly-owned bank subsidiary	21,448,851	19,960,366
Other assets	—	—

Total assets	$21,969,633	$20,299,332

Liabilities and shareholders’ equity
Dividends payable	$463,839	$308,616
Other liabilities	—	—

Total liabilities	463,839	308,616
Shareholders’ equity	21,505,794	19,990,716

Total liabilities and shareholders’ equity	$21,969,633	$20,299,332

STATEMENTS OF OPERATIONS

	2005	2004	2003

Interest income	$3,601	$1,431	$2,882
Gain on sale of securities	—	—	—
Other income	—	250	—
Net operating expenses	(47,228)	(51,455)	(50,279)
Dividends received from bank	1,615,000	1,244,000	930,000
Equity in undistributed earnings of subsidiary	1,613,633	651,397	1,022,110

Net income	$3,185,006	$1,845,623	$1,904,713

48	(Continued)

   BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STATEMENTS OF CASH FLOWS

	2005	2004	2003

Cash flows from operating activities:

Net income	$3,185,006	$1,845,623	$1,904,713
Gain on sale of securities	—	—	—
Net accretion (amortization) of (discounts) premiums on investment securities	—	—	—
Equity in undistributed earnings of subsidiary	(1,613,633)	(651,397)	(1,022,110)

(Increase) decrease in other assets	—	—	4,000

Net cash provided by operating activities	1,571,373	1,194,226	886,603

Cash flows from investing activities:

Proceeds from sale of investment securities available for sale	—	—	—

Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Dividends paid	(1,385,913)	(1,234,469)	(1,532,950)
Fractional shares paid	(3,869)	—	(2,249)
Treasury stock purchased	—	—	—
Stock options exercised	225	—	—

Net cash used by financing activities	(1,389,557)	(1,234,469)	(1,535,199)

Net increase (decrease) in cash	181,816	(40,243)	(648,596)

Cash at beginning of year	338,966	379,209	1,027,805

Cash at end of year	$520,782	$338,966	$379,209

Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$—	$—	$—

Change in dividend payable	$155,223	$—	$(354,564)

49	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The tables below represent the quarterly results of operations for the years ended December 31, 2005 and 2004, respectively:

	2005
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,661,176	$3,308,972	$2,858,186	$2,555,214
Total interest expense	878,230	757,637	598,921	411,410

Net interest income	2,782,946	2,551,335	2,259,265	2,143,804
(Recovery) provision for loan losses	—	12,000	—	—
Net interest income after provisions for loan losses	2,782,946	2,539,335	2,259,265	2,143,804
Other income	396,359	470,708	527,547	393,858
Other expense	1,703,364	1,577,323	1,617,237	1,631,343

Income before income tax expense	1,475,941	1,432,720	1,169,575	906,319
Income tax expense	523,270	541,828	415,035	319,416

Net income	$952,671	$890,892	$754,540	$586,903

Basic income per common share	$.31	$.29	$.24	$.19

Diluted income per common share	$.30	$.28	$.24	$.19

	2004
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$2,272,064	$1,966,628	$1,823,219	$1,842,217
Total interest expense	325,034	223,855	153,862	155,050

Net interest income	1,947,030	1,742,773	1,669,357	1,687,167
Provision for loan losses	30,000	15,000	(153,000)	5,000
Net interest income after provisions for loan losses	1,917,030	1,727,773	1,822,357	1,682,167
Other income	425,377	386,737	499,891	436,710
Other expense	1,541,661	1,470,025	1,595,798	1,466,125

Income before income tax expense	800,746	644,485	726,450	652,752
Income tax expense	275,817	220,184	250,620	232,189

Net income	$524,929	$424,301	$475,830	$420,563

Basic income per common share	$.14	$.15	$.14	$.17

Diluted income per common share	$.14	$.15	$.14	$.17

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
On November 17, 2005, the appointment of KPMG, LLP as independent auditor was terminated effective upon the completion of the audit of the Company’s financial statements as of and for the year ending December 31, 2005 and the issuance of KPMG LLP’s report thereon. The decision to change accountants to Elliott Davis, LLC was approved by the audit committee of the Board of Directors. At the 2006 Annual Shareholder’s Meeting the selection of Elliott Davis, LLC will be subject to ratification by a simple majority vote of shares represented at the meeting. If the ratification is not achieved, the selection of an independent certified public accountant will be reconsidered and made by the Board of Directors. The Board of Directors reserves the right to direct the appointment of any other independent certified public accounting firm even if the selection of Elliott Davis, LLC is ratified.
Item 8A. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its President and Chief Executive Officer, Executive Vice President and Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the fourth quarter of 2005, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.
Item 8B. Other Information
There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 that was not reported.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Election of Directors
One director, Nathaniel I. Ball III, Executive Vice President and Secretary, retired July 31, 2005. Sixteen Directors, constituting the current Board of Directors, will be elected at the Annual Meeting, each to hold office for one year and until a successor shall have been duly elected or appointed and shall have qualified. In addition the Nominating Committee of the Company Board of Directors recommended at its’ December 15, 2005 meeting to approve Fleetwood S. Hassell, Executive Vice President, for nomination to the Board of Directors. This recommendation was approved by the Board of Directors and will be voted on at the Annual Meeting. In the absence of instructions to the contrary, shares of Common Stock represented by properly executed proxies will be voted for the seventeen Nominees listed on pages 52, 53 and 54, all of whom are recommended by the Nominating Committee of the Company Board of Directors and have consented to be named and to serve if elected.
The Company does not presently know of anything that would preclude any Nominee from serving; however, should any Nominee for any reason become unable or unwilling to serve as a Director, the number of Directors to be elected will be reduced accordingly.
The name of each Nominee designated by the Board of Directors of the Company for election as a Director of the Company and certain information provided by such Nominee to the Company are set forth in the table below. Eight of the current Nominees served as initial Directors of the Bank from October 22, 1986, when the Bank’s charter was issued until the first Annual Meeting of Shareholders on April 14, 1987, and were elected to serve a one-year term at such Annual Meeting. John M. Tupper was first elected as a Director of the Bank during 1993. All of the below nine Directors of the bank were elected to serve one-year terms at subsequent Annual Meetings. All of the above nine Directors of the Bank were elected Directors of the Company upon its organization in 1995. Alan I. Nussbaum, MD and Edmund Rhett Jr., MD, were first elected as Directors of the Company during 1999. Linda J. Bradley and Steve D. Swanson were first elected as Directors of the Company during 2002. They were all re-elected as Directors of the Company to serve one-year terms at subsequent Annual Meetings. Graham M. Eubank, Jr., Richard W. Hutson, Jr. and Malcolm M. Rhodes, MD were elected pursuant to the bylaws of the Company on December 16, 2004 and were elected to serve at the subsequent Annual Meeting. All of the above current Nominees served as Directors of the Company from April 12, 2005, the date of the last Annual Meeting of shareholders.

		Positions and
		Offices Held		Business Experience
		With	Family	1987-2005 and
Name	Age	Corporation	Relationship	Other Directorships
Dr. Linda J. Bradley, CPA	55	Director	None	Director, MS in Accounting Program-College of Charleston (education); 1998- 2006; Chairman Department of Accountancy 1999-2004; Associate Professor 1999-2006; Assistant Professor 1993-1999

C. Ronald Coward	70	Director	None	Chairman, Coward Hund Construction Company, Inc. (construction) 2004-2006; President, 1976-2004

Graham M. Eubank, Jr.	38	Director	None	President, Palmetto Ford, Inc. (retail automobile) 2000-2006; Vice President 1996-2000

T. Dean Harton	60	Director	None	Vice-Chairman, Piedmont Hawthorne Holdings, Inc. (aviation) 2004-2006; President-Piedmont Hawthorne Holdings, Inc. 1999-2004; President-Hawthorne Corporation (aviation) 1986-1999

		Positions and
		Offices Held		Business Experience
		With	Family	1987-2005 and
Name	Age	Corporation	Relationship	Other Directorships
Fleetwood S. Hassell	46	Executive Vice President	Brother-in-law Charles G. Lane, Director	The Bank of South Carolina (banking) 1986-2006

William L. Hiott, Jr.	61	Executive Vice President, Treasurer, Director	None	The Bank of South Carolina (banking) 1986-2006

Katherine M. Huger	64	Director	None	Emerita Professor of Economics, Charleston Southern University; Assistant Professor of Economics – Charleston Southern University (education) 1972-2004

Richard W. Hutson, Jr.	48	Director	None	Manager, William M. Means Company Insurance, LLC (insurance) 1998-2006 Sole Proprietor, William M. Means Insurance Co. (insurance) 1992-1998

Charles G. Lane	51	Director	Brother of Hugh C. Lane, Jr.; brother-in- law of Fleetwood S. Hassell, Executive Vice-President	Managing Member — Holcombe, Fair & Lane, LLC (real estate) 1996-2006; Associate-Holcombe & Fair Realtors 1987-1996

Hugh C. Lane, Jr.	58	President, Chief Exec. Officer, Director	Brother of Charles G. Lane	The Bank of South Carolina (banking) 1986-2006

Louise J. Maybank	66	Director	None	Active in community programs

Alan I. Nussbaum, MD	54	Director	None	Physician in private practice with Rheumatology Associates, PA

Edmund Rhett Jr., MD	58	Director	None	Physician in private obstetrical practice with Low Country Obstetrics and Gynecology, PA

Malcolm M. Rhodes, MD	47	Director	None	Physician in private practice with Parkwood Pediatric Group

Thomas C. Stevenson, III	55	Director	None	President — Fabtech, Inc. (metal fabrication) 1991-2006; Private Investor 1990-91; Chairman of the Board — Stevenson Hagerty, Inc. (diversified holding company) 1984-90

Steve D. Swanson	38	Director	None	President — Automated Trading Desk, Inc. (automated limit order stock trading) 1989-2006

Positions and
		Offices Held		Business Experience
		With	Family	1987-2005 and
Name	Age	Corporation	Relationship	Other Directorships
John M. Tupper	64	Director	None	President— Tupper way Tire and Service, Inc. (retail tires and service) 1980-2006
The Audit and Compliance Committee of Bank of South Carolina Corporation has determined that Linda J. Bradley, CPA a member who is an independent director qualifies as a financial expert under applicable guidelines of the Securities and Exchange Act. The Company has a separately designated standing Audit Committee whose members are Linda J. Bradley, CPA, C. Ronald Coward, Graham M. Eubank, Jr., Katherine Huger, Alan I. Nussbaum, MD, Malcolm M. Rhodes, MD and John M. Tupper.
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
Section 16A Beneficial Ownership Reporting Compliance
Fleetwood S. Hassell, Executive Vice President failed to file one Form 4 in a timely manner.
Item 10. Executive Compensation
The following table sets forth all remuneration (including remuneration under any contract, authorization or arrangement, whether or not set forth in a formal document) paid during the year ended December 31, 2005, by the Bank to the four Executive Officers of the Company and the Bank whose cash remuneration from the Bank exceeded $100,000.00 dollars for their services in all capacities. Such Officers receive no compensation from the Company as Officers or as Directors or in any other capacity.

		Annual Compensation			Long Term Compensation Awards
Name and
Principal				Other Annual		All Other
Position	Year	Salary	Bonus	Compensation(1)	Options/SARS (2)	Compensation(3)

Hugh C. Lane, Jr.	2005	$166,652.67	—	$6,001.86	0	$18,687.27
CEO & President	2004	159,830.69	—	6,123.74	0	11,351.58
	2003	153,500.00	—	5,300.64	0	9,528.83

Nathaniel I. Ball, III	2005	$159,999.84	—	$5,902.96	0	$17,567.20
Executive Vice President	2004	152,851.45	—	4,302.24	0	10,855.90
& Secretary (retired)	2003	147,000.00	—	4,397.40	0	9,125.61

Fleetwood S. Hassell	2005	$104,876.35	—	$6,279.94	0	$11,857.11
Executive Vice President(4)

William L. Hiott, Jr.	2005	$158,523.47	—	$5,369.66	0	$17,589.31
Executive Vice President	2004	152,851.45	—	4,302.24	0	9,125.61
& Treasurer	2003	147,000.00	—	4,397.40	0	7,191.55

(1)	Includes same life, disability, dental and health insurance benefits as all other employees of the Bank who work at least 30 hours a week.

(2)	Amounts shown represent the number of shares underlying incentive stock options granted, as adjusted for a 10% stock dividend effective on July 15, 2003 and a 10% stock distribution effective April 29, 2005.

(3)	Amounts contributed to the Bank’s ESOP.

(4)	Fleetwood S. Hassell was promoted to Executive Vice President on August 16, 2005.

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
The Plan became effective as of January 1, 1989.
The Board of Directors of the Bank approved the contribution of $300,000 to the ESOP for the fiscal year ended December 31, 2005. The contribution was made during 2005. T. Dean Harton, Sheryl G. Sharry and Hugh C. Lane, Jr., currently serve as Plan Administrators and as Trustee for the Plan. The Plan currently owns 198,159 shares or 6.41% of the Company’s Common Stock.
During the fiscal year ended December 31, 2005, the Company had no plans or arrangements pursuant to which any Executive Officer, Director or Principal Shareholder received contingent remuneration or personal benefits other than the contingent remuneration and life, disability, dental and health insurance benefits referred to in the footnotes to the preceding table.
On April 14, 1998, the Shareholders of the Company approved an Incentive Stock Option Plan for the benefit of eligible officers and employees of the Bank and reserved a total of 180,000 shares. On April 16, 1998, the Bank granted options to purchase Common Stock in the aggregate amount of 146,000 shares to 52 employees of the Bank (including Officers, such Directors as are also employees and other employees) pursuant to the Incentive Stock Option Plan. These grants include those to Hugh C. Lane, Jr., Nathaniel I. Ball, III, and William L. Hiott, Jr., Executive Officers and Directors, and Fleetwood S. Hassell, Executive Vice President. As adjusted for a 10% stock dividend paid on May 15, 1998, 198,000 shares were being held in reserve.
As of July 10, 2000, all option holders, including the above Executive Officers, terminated their existing stock options. There was no obligation on the part of the Company or the Bank of South Carolina to issue additional or replacement options. No options were exercised in 1998, 1999 or 2000. On May 14, 2001, the Bank granted options to purchase Common Stock in the aggregate amount of 152,350 shares to 45 employees of the Bank (including Officers, such Directors as are also employees and other employees) pursuant to the Incentive Stock Option Plan. These grants included those to Hugh C. Lane, Jr., Nathaniel I. Ball, III, William L. Hiott, Jr., Executive Officers and Directors and Fleetwood S. Hassell, Executive Vice President. Except for those options granted to Hugh C. Lane, Jr. as described below, all of the options were granted at an exercise price of $13.50 per share. No additional options were granted during 2001. Additional options for 9,500 shares were granted at an exercise price of $14.925 per share to 4 employees of the Bank during 2002. Options for 13,500 shares with an exercise price of $14.20 per share were granted to 13 employees in 2003. Options for 4,000 shares with an exercise price of $14.00 per share were granted to one employee in 2004. No options were exercised during 2001, 2002, 2003 or 2004.
As adjusted for a 10% stock dividend effective on July 15, 2003, and a 10% stock distribution effective on April 29, 2005, there are currently 239,580 shares being held in reserve. There are currently outstanding options to purchase 19,965 shares at an option price of $12.27 per share, 12,705 shares at an option price of $11.74 per share, 123,240 shares at an option price of $11.15 per share, 2,420 shares at an option price of $12.34 per share, resulting in total outstanding options to purchase 158,330 shares at the prices set forth above.
As adjusted for a 10% stock dividend effective on July 15, 2003 and a 10% stock distribution effective on April 29, 2005, options for 19,964 shares with an exercise price of $11.15 per share, options for 3,025 shares with an exercise price of $11.74 per share, options for 4,440 with an exercise price of $12.73 per share and options for 2,420 with an exercise price of $12.34 per share have expired. There were no options granted during 2005.
On October 2, 2005, Nathaniel I. Ball, III in accordance with the Incentive Stock Option Plan, exercised his option to purchase 16,637 shares of common stock. The stock was purchased with the redemption of 10,300 share of Bank of South Carolina Corporation common stock (personally held) with a price of $18.00 a share and the payment of $225 cash. The stock options were fully vested and fully exercisable.
Hugh C. Lane, Jr., President and Chief Executive Officer, was granted the option to purchase 16,500 shares of Common Stock of the Company pursuant to the Incentive Stock Option Plan at a price of $14.85 per share. This option is exercisable on May 14, 2006 and expires if not exercised on that date. William L. Hiott, Jr., Executive Vice President and Treasurer, was granted the option to purchase 13,750 shares of Common Stock of the Company and Fleetwood S. Hassell, Executive Vice President was granted the option to purchase 8,250 shares of common stock pursuant to the Incentive Stock option Plan at a price of $13.50 per share. All of these options are exercisable in five 20% percent increments beginning on and for the year following May 14, 2006 with an additional 20% to be exercisable on and for the year following each successive anniversary. The right to exercise each such 20% of each option is cumulative and will not expire until the 10th anniversary of the date of the grant.
Adjusted for a 10% stock dividend effective on July 15, 2003 and a 10% stock distribution effective on April 29, 2005, Hugh C. Lane, Jr. now has the option to purchase 19,965 shares of Common Stock of the Company at a price of $12.27 per share, William L. Hiott, Jr., now has the option to purchase 16,637 shares at a price of $11.15 per share and Fleetwood S. Hassell now has the option to purchase 9,982 shares at a price of $11.15 per share.
Shown below is information with respect to unexercised options to purchase Common Stock of the Company held by the named Executive Officers at December 31, 2005.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	# of Shares		Options/SARS		Options/SARS
	Acquired	Value	at Year-End (#)		at Year-End (#)
	On Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Hugh C. Lane, Jr.	0	0	0	19,965	0	$380,333
Nathaniel I Ball, III	16,637	$185,650	0	0	0	0
Fleetwood S. Hassell	0	0	0	9,982	0	$190,157
William L. Hiott, Jr.	0	0	0	16,637	0	$316,935

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
To the extent known to the Board of Directors of the Company, as of February 24, 2006, the only Shareholders of the Company having beneficial ownership of more than 5% percent of the shares of Common Stock of the Company are as set forth below:

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class
Hugh C. Lane, Jr. (1)	449,664	(2)	14.54%
30 Church Street
Charleston, SC 29401

Charles G. Lane (1)	183,068	(3)	5.92%
10 Gillon Street
Charleston, S.C. 29401

The Bank of South Carolina	198,159	(4)	6.41%
Employee Stock Ownership
Plan and Trust (“ESOP”)
256 Meeting Street
Charleston, SC 29401

(1)	To the extent known to the Board of Directors, the estate of Hugh C. Lane, Beverly G. Lane, Beverly G. Jost, Kathleen L. Schenck, Charles G. Lane and Hugh C. Lane, Jr., collectively, have beneficial ownership of 627,327 shares or 20.29% of the outstanding shares. As more fully described in the following footnotes, Hugh C. Lane, Jr. and Charles G. Lane are the only ones of the above who have a beneficial ownership interest in more than 5% percent of the Company’s Common Stock. Hugh C. Lane, Jr. disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote). Charles G. Lane disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote).

(2)	To the extent known to the Board of Directors, Hugh C. Lane, Jr. an Executive Officer and Director of the Bank and the Company, directly owns and has sole voting and investment power with respect to 201,602 shares; as trustee for one trust account holding an aggregate of 39,453 shares, he has sole voting and investment power with respect to such shares; as co-trustee for three trust accounts holding 11,567 shares, he has joint voting and investment power with respect to such shares; as a trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment power with respect to 7,865 shares; as a personal representative for an estate holding 37,263 shares, he has sole voting and investment power with respect to such shares; he is indirectly beneficial owner of 10,212 shares owned by his wife and an aggregate of 38,588 shares held by his wife as custodian for their son, 74,022 shares held by an unemancipated daughter, and 29,092 shares owned by the ESOP in which he has a vested interest. All of the shares beneficially owned by Hugh C. Lane, Jr. are currently owned. Hugh C. Lane, Jr. has had beneficial ownership of more than 5% of the Bank’s Common Stock since October 23, 1986, and more than 10% percent since November 16, 1988.

(3)	To the extent known to the Board of Directors, Charles G. Lane, a Director of the Bank and the Company, directly owns and has sole voting and investment power with respect to 84,163 shares; as a co-trustee for 4 trust accounts holding 14,079 shares, he has joint voting and investment powers with respect to such shares; as a trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment power with respect to 7,865 shares; he is indirectly beneficial owner of 3,219 shares owned by his wife and an aggregate of 38,018 shares held by his wife as custodian for two children, and 35,724 shares owned by an unemancipated daughter. All of the shares beneficially owned by Charles G, Lane are currently owned. Charles G. Lane has had beneficial ownership of more than 5% percent of the Bank’s Common Stock since July 19, 1999.

(4)	The Trustees of the ESOP, T. Dean Harton, a Director of the Bank and the Company, Sheryl G. Sharry, an officer of the Bank and Hugh C. Lane, Jr., an Executive Officer and Director of the Bank and the Company, disclaim beneficial ownership of 198,159 shares owned by the ESOP which have been allocated to members of the plan each of whom under the terms of the plan has the right to direct the Trustees as to the manner in which voting rights are to be exercised.
Beneficial Ownership of Common Stock of the Company
The table below sets forth the number of shares of common stock (the only class of outstanding equity securities of the Company) known by the Company to be beneficially owned by each Nominee for election as Director and by the Executive Officers and Directors of the Company as a group as of February 24, 2006. Except as otherwise indicated in the footnotes to the table, the persons named possess sole voting power and investment power with respect to the shares shown opposite their names. As of February 24, 2006, no Executive Officer, Director or Nominee beneficially owned more than 10% of the outstanding shares of the Company other than Hugh C. Lane, Jr. As of February 24, 2006, the Officers, Directors and Nominees beneficially owned 877,484 shares, representing approximately 28.38% of the outstanding shares.
As of February 24, 2006, the beneficial ownership of Common Stock of the Company by all current Directors and each Nominee for Director was as set forth in the following table:

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class
Dr. Linda J. Bradley, CPA	121		.004%
3401 Waterway Blvd.
Isle of Palms, SC 29451

C. Ronald Coward	43,869	(1)	1.42%
537 Planters Loop
Mt. Pleasant, SC 29464

Graham M. Eubank, Jr.	440		.01%
546 Blackstrap Retreat
Mt. Pleasant, SC 29464

T. Dean Harton	10,529	(1)	.34%
4620 Lazy Creek Lane
Wadmalaw Island, SC 29487

Fleetwood S. Hassell	41,223	(1)	1.33%
30 New Street
Charleston, SC 29401

William L. Hiott, Jr.	108,585	(1)	3.51%
1831 Capri Drive
Charleston, SC 29407

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class
Katherine M. Huger	6,441	(1)	.21%
72 Murray Boulevard
Charleston, SC 29401

Richard W. Hutson, Jr.	220		.007%
124 Tradd Street
Charleston, SC 29401

Charles G. Lane	183,068	(1)	5.92%
10 Gillon Street
Charleston, SC 29401

Hugh C. Lane, Jr.	449,664	(1)	14.54%
30 Church Street
Charleston, SC 29401

Louise J. Maybank	26,110	(1)	.85%
8 Meeting Street
Charleston, SC 29401

Alan I. Nussbaum, M.D.	363		.01%
37 Rebellion Road
Charleston, S. C. 29407

Edmund Rhett, Jr., M.D.	1,910	(1)	.06%
45 South Battery
Charleston, S.C. 29401

Malcolm M. Rhodes, MD	1,430		.05%
7 Guerard Road
Charleston, SC 29407

Thomas C. Stevenson, III	22,595		.73%
173 Tradd Street
Charleston, SC 29401

Steve D. Swanson	1,210		.04%
615 Pitt Street
Mt. Pleasant, SC 29464

John M. Tupper	1,650		.05%
113 Linwood Drive
Summerville, SC 29483

(1)	To the extent known to the Board of Directors, each of the following Directors and Nominees for election as Directors (each of whom directly owns and has sole voting and investment power of all shares beneficially owned by him or her except as set forth in this footnote) indirectly owns the following number of shares: C. Ronald Coward-an aggregate of 1,331 shares owned by a company of which he is chairman and director; T. Dean Harton-an aggregate of 2,580 shares owned by his wife and held by his wife as custodian for his step-son; Fleetwood S. Hassell — an aggregate of 8,874 shares owned by his wife, held by her as custodian for their son, held by him as trustee for the revocable trust of his father, held by him as a co-trustee with Charles G. Lane for the children of Hugh C. Lane, Jr. and 17,851 shares owned by the ESOP, in which he has a vested interest; William L. Hiott, Jr.-an aggregate of 11,923 shares directly owned by his wife and by his two children and 16,838 shares owned by the ESOP, in which he has a vested interest; Katherine M. Huger-585 shares owned by her husband; Charles G. Lane-an aggregate of 98,905 shares owned by his wife, held by her as custodian for two of their children, held by an unemancipated daughter, held by him as co-trustee with Hugh C. Lane, Jr., under two trusts for their sisters’ children, held by him as a co-trustee with Fleetwood S. Hassell for the children of Hugh C. Lane, Jr., held by him as a co-trustee under the Irrevocable Trust of Hugh C. Lane and held by him as a trustee of Mills Bee Lane Memorial Foundation; Hugh C. Lane, Jr.-an aggregate of 247,612 shares owned by his wife, held by his wife as custodian for their son, held by an unemancipated daughter, held by him as co-trustee with Charles G. Lane under two trusts for their sisters’ children, held by him as co- trustee under the Hugh C. Lane Irrevocable Trust for the benefit of three of the grandchildren of Hugh C. Lane, held by him as a co-trustee for the Hugh C. Lane Irrevocable Trust, held by him as a trustee of Mills Bee Lane Memorial Foundation, and 29,092 shares owned by the ESOP, in which he has a vested interest; Louise J. Maybank,-11,469 shares held by her as co-trustee for a charitable trust; Edmund Rhett, Jr., MD — 605 shares owned by his wife; Thomas C. Stevenson, III — 19,020 shares held by him as co-trustee under a Marital Trust, and 2,990 shares held by him as co-trustee of a QTip Trust. All such indirectly owned shares are included in the totals of the number of shares set forth in the above table and beneficially owned by the Directors and Nominees.

As a group, all Directors and Executive Officers (including Hugh C. Lane, Jr., President and Chief Executive Officer; Fleetwood S. Hassell, Executive Vice President; and William L. Hiott, Jr., Executive Vice President and Treasurer) are seventeen in number and beneficially own an aggregate of 877,484 shares, representing 28.38% of the issued and outstanding Common Stock of the Company. All of these shares beneficially owned by the Directors, Nominees and Executive Officers are currently owned.
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

Item 13. Exhibits
1.	The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-KSB and listed on pages as indicated.
2.    Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
4.0	2005 Proxy Statement (Incorporated herein)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
13.0	2005 10-KSB (Incorporated herein)
14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
Item 14. Principal Accountant Fees and Services
Before the independent certified public accountants of the Company and the Bank are engaged to render non-audited services for the Company or the Bank, each engagement is approved by the Audit Committee. All of the audit and tax services provided by KPMG LLP for the fiscal year ending December 31, 2004 were preapproved by the Audit Committee.
The following table sets forth professional fees billed by KPMG, LLP to Bank of South Carolina Corporation for professional services rendered for 2005 and 2004:

	2005	2004
Audit Fees (1)	$39,775	$47,000
Tax Fees (2)	11,200	11,724
	$50,975	$58,724

(1)	Aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s Form 10-KSB and Quarterly Reports on Form 10-QSB

(2)	Consists of tax compliance services
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2006	BANK OF SOUTH CAROLINA CORPORATION
	By:	/s/ William L. Hiott, Jr.
William L. Hiott, Jr.
Executive Vice President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 23, 2006	/s/ Linda J. Bradley
Dr. Linda J. Bradley, CPA, Director

February 23, 2006	/s/ C. Ronald Coward
C. Ronald Coward, Director

February 23, 2006	/s/ Graham M. Eubank, Jr.
Graham M. Eubank, Jr., Director

February 23, 2006	/s/ T. Dean Harton
T. Dean Harton, Director

February 23, 2006	/s/ William L. Hiott, Jr.
William L. Hiott, Jr., Executive Vice President,
Treasurer & Director

February 23, 2006	/s/ Katherine M. Huger
Katherine M. Huger, Director

February 23, 2006	/s/ Richard W. Hutson, Jr.
Richard W. Hutson, Jr., Director

February 23, 2006	/s/ Charles G. Lane
Charles G. Lane, Director

February 23, 2006	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr., President,
Chief Executive Officer & Director

February 23, 2006	/s/ Louise J. Maybank
Louise J. Maybank, Director

February 23, 2006	/s/ Alan I. Nussbaum, MD
Alan I. Nussbaum, M.D., Director

February 23, 2006	/s/ Edmund Rhett, Jr., MD
Edmund Rhett, Jr., M.D., Director

February 23, 2006	/s/ Malcolm M. Rhodes, MD
Malcolm M. Rhodes, MD, Director

February 23, 2006	/s/ Thomas C. Stevenson, III
Thomas C. Stevenson, III, Director

February 23, 2006	/s/ Steve D. Swanson
Steve D. Swanson, Director

February 23, 2006	/s/ John M. Tupper
John M. Tupper, Director