Form 10QSB
period 2006-03-31
BANK OF SOUTH CAROLINA CORP
filed 2006-05-05
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Yes ☑            No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of May 3, 2006, there were 3,865,333 Common Shares outstanding.
Transitional Small Business Disclosure Format (Check one):
Yes ☐            No ☑

Table of Contents
BANK OF SOUTH CAROLINA CORPORATION
Report on Form 10-QSB
for quarter ended
March 31, 2006

PART I — ITEM 1 — FINANCIAL STATEMENTS
BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005
Assets:

Cash and due from banks	$8,698,441	$9,663,790
Interest bearing deposits in other banks	7,901	7,872
Federal funds sold	41,797,177	10,600,904
Investment securities available for sale	33,935,808	39,833,240
Loans	157,070,397	159,338,650
Allowance for loan losses	(1,073,731)	(1,017,175)

Net loans	155,996,666	158,321,475

Premises and equipment, net	2,694,927	2,741,085
Accrued interest receivable	1,056,272	919,502
Other assets	596,722	429,658

Total assets	$244,783,914	$222,517,526

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$57,988,434	$58,988,930
Interest bearing demand	66,190,566	47,109,142
Money market accounts	48,788,823	45,135,211
Certificates of deposit $100,000 and over	24,283,680	22,528,894
Other time deposits	12,395,628	12,555,221
Other savings deposits	11,730,224	11,529,916

Total deposits	221,377,355	197,847,314

Short-term borrowings	116,897	2,044,250
Accrued interest payable and other liabilities	1,448,544	1,120,168

Total liabilities	222,942,796	201,011,732

Common Stock — No par value; 6,000,000 shares authorized; issued 4,057,215 shares at March 31, 2006 and December 31, 2005; outstanding 3,865,333 shares at March 31, 2006 and December 31, 2005	—	—
Additional paid in capital	22,085,854	22,077,627
Retained earnings	1,574,647	1,173,050
Treasury stock — 199,501 shares at March 31, 2006 and December 31, 2005	(1,692,964)	(1,692,964)
Accumulated other comprehensive loss, net of income taxes	(126,419)	(51,919)

Total shareholders’ equity	21,841,118	21,505,794

Total liabilities and shareholders’ equity	$244,783,914	$222,517,526

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
Interest and fee income
Interest and fees on loans	$3,101,174	$2,202,981
Interest and dividends on investment securities	395,499	274,116
Other interest income	143,002	78,117

Total interest and fee income	3,639,675	2,555,214

Interest expense
Interest on deposits	953,890	407,578
Interest on short-term borrowings	5,585	3,832

Total interest expense	959,475	411,410

Net interest income	2,680,200	2,143,804
Provision for (recovery of) loan losses	60,000	—

Net interest income after provision for (recovery of) loan losses	2,620,200	2,143,804

Other income
Service charges, fees and commissions	217,934	241,881
Mortgage banking income	111,804	143,607
Other non-interest income	5,969	8,370

Total other income	335,707	393,858

Other expense
Salaries and employee benefits	961,767	939,060
Net occupancy expense	297,757	298,290
Other operating expenses	380,986	393,993

Total other expense	1,640,510	1,631,343

Income before income tax expense	1,315,397	906,319
Income tax expense	449,961	319,416

Net income	$865,436	$586,903

Basic earnings per share (1)	$.22	$.15

Diluted earnings per share (1)	$.22	$.15

Weighted average shares outstanding
Basic	$3,865,333	$3,857,411

Diluted	$3,971,125	$3,925,623

(1)	On April 11, 2006 the Corporation declared a 25% stock dividend for shareholders of record as of April 28, 2006. On April 12, 2005, the Corporation declared a 10% stock distribution for shareholders of record as of April 29, 2005. All shares and per share data have been retroactively restated to reflect the stock distribution.
See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS MARCH 31, 2006 AND 2005

						Accumulated other
	Common		Additional	Retained	Treasury	Comprehensive
	Stock		Paid in Capital	Earnings	Stock	Income	Total
December 31, 2004		—	20,315,087	1,099,493	(1,497,093)	73,229	19,990,716

Comprehensive income:

Net income		$—	$—	$586,903	$—	$—	$586,903

Net unrealized loss on securities (net of tax benefit of $28,201)		—	—	—	—	(48,018)	(48,018)

Comprehensive income		—	—	—	—	—	538,885

Cash dividends ($0.12 per common share)		—	—	(336,673)	—	—	(336,673)

March 31, 2005	$		$20,315,087	$1,349,723	$1,497,093	$25,211	$20,192,928

December 31, 2005	$		$22,077,627	$1,173,050	$(1,692,964)	$(51,919)	$21,505,794

Comprehensive income:

Net income		—	—	865,436	—	—	865,436

Net unrealized loss on securities (net of tax benefit of $43,754)		—	—	—	—	(74,500)	(74,500)

Total comprehensive income		—	—	—	—	—	790,936

Stock-based compensation expense		—	8,227	—	—	—	8,227

Cash dividends ($0.15 per common share)		—	—	(463,839)	—	—	(463,839)

March 31, 2006		$—	$22,085,854	$1,574,647	$1,692,964	$126,419	$21,841,118

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$865,436	$586,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57,950	74,016
Net accretion of unearned discounts on investments	(142,957)	(184,090)
Provision for loan losses	60,000	—
Increase in accrued interest receivable and other assets	(260,080)	(209,249)
Increase in accrued interest payable and other liabilities	328,376	280,337
Gain on sale of fixed asset	—	2,000

Net cash provided by operating activities	908,725	549,917

Cash flows from investing activities:
Purchase of investment securities available for sale	(12,077,865)	(13,812,633)
Maturities and sales of investment securities available for sale	18,000,000	24,000,000
Net decrease (increase) in loans	2,264,809	(13,024,950)
Purchase of premises and equipment	(11,792)	(25,189)

Net cash provided by (used in) investing activities	8,175,152	(2,862,772)

Cash flows from financing activities:
Net increase in deposit accounts	23,530,041	18,150,956
Net decrease in short-term borrowings	(1,927,353)	(326,557)
Dividends paid	(463,839)	(308,617)
Stock-based compensation expense	8,227	—

Net cash provided by financing activities	21,147,076	17,515,782

Net increase (decrease) in cash and cash equivalents	30,230,953	15,202,927
Cash and cash equivalents, beginning of period	20,272,566	23,857,379

Cash and cash equivalents, end of period	$50,503,519	$39,060,306

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$958,362	$376,218

Income taxes	$48,998	$48,189

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$—	$28,056

Change in unrealized loss on available for sale securities	$(74,500)	$(48,018)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2006
NOTE 1: Basis of Presentation
Bank of South Carolina Corporation (the Company) was organized as a South Carolina corporation on April 17, 1995, as a one-bank holding company. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results which may be expected for the entire year.
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
NOTE 3: Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.
In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended
	March 31,
	2006	2005
Net income as reported	$865,436	$586,903
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8,227
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,227)	(9,254)

Pro forma net income including stock-based compensation cost based on fair value method	$865,436	577,649

Earnings per share:
Basic-as reported	$.22	$.15

Basic-pro forma	$.22	$.15

Diluted-as reported	$.22	$.15

Diluted-pro forma	$.22	$.15

NOTE 4: Shareholders’ Equity
A regular quarterly cash dividend of $.15 per share was declared on March 16, 2006 for shareholders of record at March 31, 2006, payable April 28, 2006. In addition, on April 11, 2006, the Board of Directors of the Company, declared a 25% stock dividend to shareholders of record April 28, 2006, payable May 15, 2006. All shares and per share data have been retroactively restated to reflect the stock dividend. A quarterly dividend of $.14 per share is planned after the 25% stock distribution is distributed. Income per common share for the quarter ended March 31, 2006 and for the quarter ended March 31, 2005 was calculated as follows:

	FOR THE THREE MONTHS ENDED MARCH 31, 2006
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$865,436

Basic income available to common shareholders	$865,436	3,865,333	$.22

Effect of dilutive options		105,792

Diluted income available to common shareholders	$865,436	3,971,125	$.22

	FOR THE THREE MONTHS ENDED MARCH 31, 2005
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$586,903

Basic income available to common shareholders	$586,903	3,857,411	$.15

Effect of dilutive options		68,211

Diluted income available to common shareholders	$586,903	3,925,623	$.15

NOTE 5: Comprehensive Income
Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and net unrealized gains or losses on certain investments in debt securities for the three months ended March 31, 2006 and 2005 and “accumulated other comprehensive income” as of March 31, 2006 and 2005 is comprised solely of unrealized gains and losses on certain investments in debt securities.
Total comprehensive income was $790,936 and $538,885, respectively, for the three months ended March 31, 2006 and 2005.
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
The Company’s significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2005. Of the significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most subjective accounting policy due to the significant degree of management judgment. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Provision for Loan Losses.”

BALANCE SHEET
LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets. At March 31, 2006 outstanding loans totaled $157,070,397, which equaled 70.95% of total deposits and 64.17% of total assets. The major components of the loan portfolio were commercial loans and commercial real estate totaling 32.18% and 46.44%, respectively of total loans. Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkley in South Carolina. The breakdown of total loans by type and the respective percentage of total loans are as follows:

	March 31,		December 31,
	2006	2005	2005
Commercial loans	$50,567,778	$46,791,079	$50,154,880
Commercial real estate	72,983,250	64,425,862	75,204,175
Residential mortgage	12,473,409	12,725,583	12,722,085
Mortgage loans held for sale	2,620,799	3,621,634	3,330,312
Consumer loans	4,244,136	4,935,407	4,435,057
Personal banklines	14,016,074	9,382,450	13,327,532
Other	247,729	251,697	258,575

Total	$157,153,175	$142,133,712	$159,432,616
Deferred loan fees (net)	(82,778)		(93,966)
Allowance for loan losses	(1,073,731)	(1,045,226)	(1,017,175)

Loans, net	$155,996,666	$141,088,486	$158,321,475

	March 31,		December 31,
Percentage of Loans	2006	2005	2005
Commercial loans	32.18	32.92	31.46
Commercial real estate	46.44	45.33	47.17
Residential mortgage	7.93	8.95	7.98
Mortgage loans held for sale	1.67	2.55	2.09
Consumer loans	2.70	3.47	2.78
Personal bank lines	8.92	6.60	8.36
Other	.16	.18	.16

Total	100.00%	100.00%	100.00%
Total loans increased $15,019,463 or 10.57% to $157,153,175 at March 31, 2006 from $142,133,712 at March 31, 2005 and decreased $2,279,441 or 1.43% from $159,432,616 at December 31, 2005. The increase in loans between March 2005 and March 2006 is primarily due to an increase in commercial real estate loans of 13.28% and personal banklines of 49.39% as well as an improved local economy and the funding of outstanding loan commitments. The decrease between December 31, 2005 and March 31, 2006 is primarily due to the payoff of several large loans.
Average loans increased $20,871,570 or 15.23% to $157,904,440 at March 31, 2006 from $137,032,870 at March 31, 2005. Average loans increased $10,509,584 or 6.80% at March 31, 2006 from $147,844,856 at December 31, 2005. Mortgage loans held for sale are not included in the average balances described above.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. All securities were classified as Available for Sale for the three months ended March 31, 2006 and March 31, 2005. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on our investments at March 31, 2006 was 4.448% compared to 3.192% at March 31, 2005. The carrying values of the investments available for sale at March 31, 2006 and 2005 are as follows:
INVESTMENT PORTFOLIO

	2006	2005
US Treasury Bills	$5,992,070	$29,781,020
US Treasury Notes	5,974,249	1,999,158
Federal Agency Securities	17,824,416	1,999,002
Municipal Securities	4,345,739	1,740,000

	$34,136,474	$35,519,180

US Treasury Bills	17.55%	83.84%
US Treasury Notes	17.50%	5.63%
Federal Agency Securities	52.22%	5.63%
Municipal Securities	12.73%	4.90%

	100.00%	100.00%
DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average deposits provided funding for 67.94% of average earning assets for the three months ended March 31, 2006, and 65.84% for the three months ended March 31, 2005. The bank encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable, and accordingly, the Company has not had to rely on other sources. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	March 31,		December 31,
	2006	2005	2005
Non-interest bearing demand	$57,988,434	$64,205,475	$58,988,930
Interest bearing demand	$66,190,566	$37,025,215	$47,109,142
Money market accounts	$48,788,823	$44,112,226	$45,135,211
Certificates of deposit $100,000 and over	$24,283,680	$24,067,489	$22,528,894
Other time deposits	$12,395,628	$12,362,092	$12,555,221
Other savings deposits	$11,730,224	$15,448,537	$11,529,916

Total Deposits	$221,377,355	$197,221,034	$197,847,314

Percentage of Deposits	March 31,		December 31,
	2006	2005	2005
Non-interest bearing demand	26.19%	32.56%	29.81%
Interest bearing demand	29.90%	18.77%	23.81%
Money Market accounts	22.04%	22.37%	22.81%
Certificates of deposit $100,000 and over	10.97%	12.20%	11.39%
Other time deposits	5.60%	6.27%	6.35%
Other savings deposits	5.30%	7.83%	5.83%

Total Deposits	100.00%	100.00%	100.00%
Total deposits increased $24,156,321 or 12.25% to $221,377,355 at March 31, 2006 from $197,221,034 at March 31, 2005 and $23,530,041 or 11.89% from $197,847,314 at December 31, 2005. This increase is due to the success of the Company’s business development program as well as an increase in higher balances maintained by existing customers. During the three months ended March 31, 2006, the Company had an increase of 40.51% in interest bearing demand deposits and a 78.77% increase from March 31, 2005. This increase is the result of new accounts and larger balances in existing accounts. Money market accounts increased 10.60% from $44,112,226 at March 31, 2005 to $48,788,823 at March 31, 2006. There was a decrease of 9.68% in non-interest bearing deposits from $64,205,475 at March 31, 2005 to $57,988,434 at March 31, 2006. This decrease is primarily due to account transfers from non-interest bearing accounts to interest bearing accounts.
SHORT-TERM BORROWINGS
Short-term borrowings are summarized as follows:

	MARCH 31,
	2006	2005
Securities sold under agreements to repurchase	$—	$—
U.S. Treasury tax and loan deposit notes	116,897	1,135,372
Federal funds purchased	—	—

Total	$116,897	$1,135,372
Short term borrowings averaged approximately $521,453 for the three months ended March 31, 2006, as compared to $676,685 for the three months ended March 31, 2005. Short term borrowings consist of demand notes to the U. S. Treasury, securities sold under the agreement to repurchase and federal funds purchased. Securities sold under agreements to repurchase with customers mature on demand. There were no securities sold under the agreement to repurchase or federal funds purchased during the quarter ended March 31, 2006 and 2005, respectively.
Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005
The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income increased $278,533 or 47.46% to $865,436, or basic and diluted earnings per share of $.22 for the three months ended March 31, 2006, from $586,903, or basic and diluted earnings per share of $.15 for the three months ended March 31, 2005.
Net Interest Income
Net interest income increased $536,396 or 25.02% to $2,680,200 for the three months ended March 31, 2006, from $2,143,804 for the three months ended March 31, 2005. Total interest and fee income increased $1,084,461 or 42.44% for the three months ended March 31, 2006, to $3,639,675 from $2,555,214 for the three months ended March 31, 2005. Average interest earning assets increased from $189.5 million for the three months ended March 31, 2005, to $208.6 million for the three months ended March 31, 2006. The yield on interest earning assets increased 161 basis points between periods to 7.08% for the three months ended March 31, 2006, compared to 5.47% for the same period in 2005. This increase is primarily due to the increase in the yield on average loans of 144 basis points to 7.96% for the three months ended March 31, 2006, compared to 6.52% for the three months ended March 31, 2005. Total average commercial loans increased $18,450,056 or 17.52% from $105,306,268 for the three months ended March 31, 2005, to $123,756,324. There was also an increase of $4,374,875 in average personal reserve checking and personal banklines from $9,799,448 for the three months ended March 31, 2005, to $14,174,323 for the three months ended March 31, 2006. The interest and fees on loans increased $898,193 or 40.77% to $3,101,174 for the three months ended March 31, 2006, compared to $2,202,981 for the three months ended March 31, 2005. Interest and dividends on investment securities increased 44.28% to $395,499 for the three months ended March 31, 2006 from $274,116 for the three months ended March 31, 2005. This increase is due to an increase on interest earned on the investment securities. Other interest income increased $64,885 or 83.06% to $143,002 for the three months ended March 31, 2006 from $78,117 for the three months ended March 31, 2005. This increase is due to an increase on interest earned on federal funds sold and larger balances of federal funds sold. The average balance of federal funds sold for the three months ended March 31, 2006 was $13,381,096 compared to $12,881,963 for the three months ended March 31, 2005.
Total interest expense increased $548,065 or 133.22% to $959,475 for the three months ended March 31, 2006, from $411,410 for the three months ended March 31, 2005. The increase in interest expense is primarily due to an increase in average deposits and the average cost of deposits. Interest on deposits for the three months ended March 31, 2006, was $953,890 compared to $407,578 for the three months ended March 31, 2005, an increase of $546,312 or 134.04%. Total interest bearing deposits averaged approximately $141.7 million for the three months ended March 31, 2006, as compared to $124.8 million for the three months ended March 31, 2005. The average cost of interest bearing deposits was 2.73% and 1.32% for the three months ended March 31, 2005 and 2004, respectively, an increase of 141 basis points.
Provision for Loan Losses
The provision for loan losses is based on management’s and the Loan Committee’s review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the Board of Directors on a quarterly basis. Management’s review and evaluation of the allowance for loan losses is based on a historical review of the loan portfolio performance, analysis of individual loans, and additional risk factors that affect the quality and ultimately the collectibility of the loan portfolio. These risk factors include; loan and credit administration risk, economic conditions, portfolio risk, loan concentration risk and off balance sheet risk. The risk factors were added to the loan loss model during the first quarter of 2006. The larger reserve that this model allows will be established over the next twenty-four to thirty-six months, unless conditions change. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance.
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
The allowance for loan losses consists of an estimated reserve for classified loans and an estimated reserve for unclassified loans. Classified loans are assigned a loss estimate in the allowance for loan loss model based on their risk grade. The loss estimate is based on regulatory guidelines which the Company believes is an appropriate measure of the estimated loss on its classified loans. The loss estimates for classified loans is 5% for other loans especially mentioned and 15% for substandard loans. The loss estimates for doubtful and loss loans is 50% and 100%, respectively. Unclassified loans are assigned a loss ratio in the allowance for loan loss model based on the Company’s average historical loss experience for the previous five years, adjusted quarterly. The Company believes the five year historical loss ratio is a reasonable estimate of the existing losses in the unclassified loan portfolio. In addition, the reserve includes unclassified past due loans greater than 30 days at 2.5%. During the quarter ending March 31, 2006, the Company reviewed its allowance for loan loss model and made changes to better reflect the risk in the portfolio. The changes included adding additional risk factors to the model. Loan and credit administration risk includes collateral documentation, insurance risk and maintenance of borrower’s financial information risks. A risk factor of .0625% was added to the model for each of the loan and credit administration risk. Economic conditions, international, national and local, have an impact on the bank and the bank’s borrowers. Because the economic conditions are often macroeconomic in nature and cannot be controlled by the bank, a risk factor of .0625% has been added to the model for this risk. Portfolio risk includes portfolio growth and trends as well as over margined real estate lending risk. Loans have increased significantly over the past two years and management is concerned that the lack of seasoning of this increase and its potential risk to our asset quality. From time to time the Bank extends credit beyond our normal collateral advance percentages in our real estate lending. An excessive level of this lending practice may result in additional examiner scrutiny, competitive disadvantages, and potential losses if the collateral becomes acquired by the Bank. Risk factors of .0625% and .25% have been added to the model for portfolio growth and trends and over margined real estate lending risks, respectively. The concentration risk factor includes loan concentration and geographic concentration. As of March 31, 2006, there were only five Standard Industrial Code groups that comprised more that three percent of our total loans outstanding. Our market area is located along the coast and also located on an earthquake fault, increasing the chances of a natural disaster which would impact the Bank and the Bank’s borrowers. A risk factor of .0625% was added to the model for each of the concentration risk factors. Off balance sheet risk includes off balance sheet items that are unfunded amounts under existing approved lines of credit, letters of credit, Automated Clearing House activity and our potential liability for recourse in the mortgage loans we sell to investors. A risk factor of .025% has been added to the model for off balance sheet risk.
Based on the evaluation described above, the Company recorded a provision for loan losses of $60,000 for the quarter ended March 31, 2006, compared to no provision for the quarter ended March 31, 2005. The historical loss ratio used at March 31, 2006 was .205% compared to .216% at March 31, 2005 and was based on a five-year historical average. The Company believes that the five-year historical average is representative of the loss cycle of their portfolio based on their review of the timing of large losses and the fact that such losses would not be captured in the average loss ratio using a period less than five years. Classified assets were $1.3 million at March 31, 2006 compared to $2.1 million at March 31, 2005.
During the quarter ended March 31, 2006, charge-offs totaled $6,455 and no charge-offs were recorded for the three months ended March 31, 2005. Recoveries of $3,010 were recorded to the allowance for loan losses during the quarter ended March 31, 2006, resulting in an allowance for loan losses of $1,073,731 or .68% of total loans at March 31, 2006, compared to $1,017,175 or .64% of total loans at December 31, 2005 and $1,045,226 or .74% or total loans at March 31, 2005.
The Bank had impaired loans totaling $17,271 as of March 31, 2006, compared to $73,381 as of March 31, 2005. The impaired loans include non-accrual loans with balances at March 31, 2006 and 2005 of $17,271 and $67,138 respectively. The Bank had one restructured loan totaling $1,864 included in non-accrual loans at March 31, 2006 and one restructured loan totaling $6,243 at March 31, 2005. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.
The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six months, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest as of March 31, 2006 and 2005.
Net charge-offs were $3,445 for the three months ended March 31, 2006 as compared to net recoveries of $1,325 for the three months ended March 31, 2005. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.
The Company had $214,024 unallocated reserves at March 31, 2006 related to other inherent risk in the portfolio compared to unallocated reserves of $95,635 at March 31, 2005. The increase in unallocated reserves between periods is primarily due to the changes in the allowance model during the 1st quarter of 2006, whereby management identified higher risk categories and allocated additional allowance for loan losses to those categories as discussed above. Management believes the allowance for loan losses at March 31, 2006, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.
The local real estate market has had significant price appreciation in the last three years and management is monitoring this.
Other Income
Other income for the three months ended March 31, 2006, decreased $58,151 or 14.76% to $335,707 from $393,858 for the three months ended March 31, 2005. The decrease is primarily due to a decrease in mortgage banking income of $31,803 or 22.15% to $111,804 for the three months ended March 31, 2006 as compared to $143,607 for the three months ended March 31, 2005. The decrease is also due to a decrease in service charges, fees and commissions of $23,947 or 9.90% to $217,934 for the three months ended March 31, 2006 from $241,881 for the three months ended March 31, 2005. The service charges on business accounts decreased $12,841 or 27.78% to $33,397 for the three months ended March 31, 2006, from $46,238 for the three months ended March 31, 2005. The decrease in the service charges on business accounts was caused by an increase in the earnings credit and an increase in average balances maintained, which offset the service charges.

Other Expense
Bank overhead increased $9,167 or .56% to $1,640,510 for the three months ended March 31, 2006, from $1,631,343 for the three months ended March 31, 2005. Other operating expenses decreased $13,007 or 3.30% to $380,986 for the three months ended March 31, 2006, from $393,993 for the three months ended March 31, 2005. This decrease is primarily due to a decrease in professional fees, due to a decrease in legal fees. For the three months ended March 31, 2006 salaries and employee benefits increased $22,707 or 2.42% to $961,767 for the three months ended March 31, 2006, from $939,060 for the three months ended March 31, 2005. This increase is primarily due to the increase in salaries and employee benefits as a result of annual merit increases, an increase in health insurance and an increase in the ESOP contribution.
Income Tax Expense
For the quarter ended March 31, 2006, the Company’s effective tax rate was 34.20% compared to 35.24% during the quarter ended March 31, 2005.
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
The Company’s off-balance sheet arrangements, consist principally of commitments to extend credit described below. At March 31, 2006 and 2005, the Company had no interests in non-consolidated special purpose entities.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $45,444,498 and $47,518,191 at March 31, 2006 and 2005 respectively.
Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At March 31, 2006, and 2005, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2006 and 2005 was $634,402 and $410,374 respectively.
The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at March 31, 2006. The Company has forward sales commitments, totaling $2.6 million at March 31, 2006, to sell loans held for sale of $2.6 million. The fair value of these commitments was not significant at March 31, 2006. The Company has no embedded derivative instruments requiring separate accounting treatment.
Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company’s primary liquid assets accounted for 34.50% and 33.98% of total assets at March 31, 2006 and 2005, respectively. This increase is due to an increase in federal funds sold of 39.71%. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At March 31, 2006, the Bank had unused short-term lines of credit totaling approximately $18,500,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale. The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At March 31, 2006 and 2005, the Bank’s liquidity ratio was 33.33% and 31.09%, respectively. This increase is primarily due to an increase in federal funds sold and investment securities available for sale funded by an increase in deposits.
Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders’ equity at March 31, 2006, of $21,841,118. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at March 31, 2006, for the Bank is 11.83% and at March 31, 2005 was 12.98%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the

Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of March 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
At March 31, 2006 and 2005, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.
Accounting and Reporting Changes
In December 2004, the FASB issued Statement No. 123 (revised December 2004), “Share-Based Statement”. Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans (ESPPs). It carries forward prior guidance on accounting for awards to nonemployees. Accounting for employee-stock-ownership-plan transactions (ESOPs) will continue to be accounted for in accordance with SOP 93-6. Awards to most nonemployee directors will be accounted for as employee awards. Statement 123R replaces FASB Statements No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted FAS 123R during the first quarter ending March 31, 2006 and recorded an expense of $8,227 in salaries for the unvested awards granted to employees prior to the effective date.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does note believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

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
ITEM 3
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending March 31, 2006, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.
The Company established a Disclosure Committee on December 20, 2002, made up of the President and Chief Executive Officer, Executive Vice President and Secretary, Executive Vice President and Treasurer, Senior Vice President (Operations), Assistant Vice President (Audit Compliance Officer), Accounting Officer and Senior Vice President (Credit Department). In July 2005, the Executive Vice President and Secretary retired and was replaced by an Executive Vice President. The Senior Vice President (Credit Department) is on extended medical leave. This Committee meets quarterly to review the 10QSB and the 10KSB, to assure that the financial statements, Securities and Exchange Commission filings and all public releases are free of any material misstatements and correctly reflect the financial position, results of operations and cash flows of the Company. This committee also assures that the Company is in compliance with the Sarbanes-Oxley Act.
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
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits and Reports on Form 8-K
1.	The Consolidated Financial Statements are included in this Form 10-QSB and listed on pages as indicated.

		Page
(1)	Consolidated Balance Sheets	3
(2)	Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005	4
(3)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income	5
(4)	Consolidated Statements of Cash Flows	6
(5)	Notes to Consolidated Financial Statements	7-9
2.	Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)

3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)

3.1	By-laws of the Registrant (Filed with 1995 10-KSB)

4.0	2006 Proxy Statement (Filed with 2006 10-KSB)

10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)

10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)

10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)

10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)

31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
3.	Reports on Form 8-K:

Form 8-K dated March 6, 2006 furnishing under Item 4.01 Changes in Registrant’s Certifying Accountant.

Form 8-K dated March 16, 2006 furnishing under Item 8.01 Bank of South Carolina Corporation’s $.15 per share stock dividend.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

May 3, 2006
	BY:	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/ William L. Hiott, Jr.
William L. Hiott, Jr.
Executive Vice President & Treasurer