Form 10QSB
period 2006-06-30
BANK OF SOUTH CAROLINA CORP
filed 2006-08-09
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Yes ☑        No ☐
As of August 7, 2006 there were 3,920,228 Common Shares outstanding.
Transitional Small Business Disclosure Format (Check one):
Yes ☐        No ☑

Table of Contents
BANK OF SOUTH CAROLINA CORPORATION
Report on Form 10-QSB
for quarter ended
June 30, 2006

PART I — ITEM 1 — FINANCIAL STATEMENTS
BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2006	December 31, 2005
Assets:
Cash and due from banks	$9,637,599	$9,663,790
Interest bearing deposits in other banks	7,931	7,872
Federal funds sold	18,970,963	10,600,904
Investment securities available for sale	39,301,275	39,833,240
Loans	162,178,597	159,338,650
Allowance for loan losses	(1,138,189)	(1,017,175)

Net loans	161,040,408	158,321,475

Premises and equipment, net	2,649,956	2,741,085
Accrued interest receivable	1,320,493	919,502
Other assets	1,071,259	429,658

Total assets	$233,999,884	$222,517,526

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$55,790,192	$58,988,930
Interest bearing demand	49,866,638	47,109,142
Money market accounts	58,540,905	45,135,211
Certificates of deposit $100,000 and over	20,668,283	22,528,894
Other time deposits	13,422,087	12,555,221
Other savings deposits	11,788,087	11,529,916

Total deposits	210,076,192	197,847,314

Short-term borrowings	218,768	2,044,250
Accrued interest payable and other liabilities	1,244,061	1,120,168

Total liabilities	211,539,021	201,011,732

Common Stock — No par value; 6,000,000 shares authorized; issued 4,057,215 shares at June 30, 2006 and December 31, 2005; outstanding 3,920,228 shares at June 30, 2006 and 3,865,106 at December 31, 2005	—	—
Additional paid in capital	22,610,235	22,077,627
Retained earnings	2,032,990	1,173,050
Treasury stock – 199,501 shares at June 30, 2006 and December 31, 2005	(1,692,964)	(1,692,964)
Accumulated other comprehensive loss, net of income taxes	(489,398)	(51,919)

Total shareholders’ equity	22,460,863	21,505,794

Total liabilities and shareholders’ equity	$233,999,884	$222,517,526

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
	2006	2005
Interest and fee income
Interest and fees on loans	$3,285,108	$2,328,703
Interest and dividends on investment securities	461,650	283,908
Other interest income	288,620	245,575

Total interest and fee income	4,035,378	2,858,186

Interest expense
Interest on deposits	1,153,696	595,194
Interest on short-term borrowings	8,591	3,727

Total interest expense	1,162,287	598,921

Net interest income	2,873,091	2,259,265
Provision for (recovery of) loan losses	60,000	—

Net interest income after provision for (recovery of) loan losses	2,813,091	2,259,265

Other income
Service charges, fees and commissions	223,007	228,980
Mortgage banking income	178,457	292,282
Loss on sale of securities	(22,950)	—
Other non-interest income	7,719	6,285

Total other income	386,233	527,547

Other expense
Salaries and employee benefits	973,623	969,143
Net occupancy expense	296,332	298,654
Other operating expenses	395,387	349,440

Total other expense	1,665,342	1,617,237

Income before income tax expense	1,533,982	1,169,575
Income tax expense	523,148	415,035

Net income	$1,010,834	$754,540

Basic earnings per share (1)	$.26	$.20

Diluted earnings per share (1)	$.26	$.19

Weighted average shares outstanding
Basic	3,893,576	3,857,411

Diluted	3,957,824	3,905,526

(1)	On April 11, 2006 the Corporation declared a 25% stock dividend for shareholders of record as of April 28, 2006. On April 12, 2005, the Corporation declared a 10% stock distribution for shareholders of record as of April 29, 2005. All shares and per share data have been retroactively restated to reflect the stock distribution.
See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended
	June 30,
	2006	2005
Interest and fee income
Interest and fees on loans	$6,386,283	$4,531,684
Interest and dividends on investment securities	857,149	558,024
Other interest income	431,622	323,692

Total interest and fee income	7,675,054	5,413,400

Interest expense
Interest on deposits	2,107,586	1,002,772
Interest on short-term borrowings	14,176	7,559

Total interest expense	2,121,762	1,010,331

Net interest income	5,553,292	4,403,069
Provision for (recovery of) loan losses	120,000	—

Net interest income after provision for (recovery of) loan losses	5,433,292	4,403,069

Other income
Service charges, fees and commissions	440,941	470,860
Mortgage banking income	290,261	435,890
Loss on sale of securities	(22,950)	—
Other non-interest income	13,688	14,655

Total other income	721,940	921,405

Other expense
Salaries and employee benefits	1,935,391	1,908,203
Net occupancy expense	594,089	596,944
Other operating expenses	776,373	743,433

Total other expense	3,305,853	3,248,580

Income before income tax expense	2,849,379	2,075,894
Income tax expense	973,109	734,451

Net income	$1,876,270	$1,341,443

Basic earnings per share (1)	$.48	$.35

Diluted earnings per share (1)	$.47	$.34

Weighted average shares outstanding
Basic	3,879,419	3,857,411

Diluted	3,952,903	3,894,663

(1)	On April 11, 2006 the Corporation declared a 25% stock dividend for shareholders of record as of April 28, 2006.On April 12, 2005, the Corporation declared a 10% stock distribution for shareholders of record as of April 29, 2005. All shares and per share data have been retroactively restated to reflect the stock distribution.
See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR SIX MONTHS JUNE 30, 2006 AND 2005

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total
December 31, 2004	$—	$20,315,087	$1,099,493	$(1,497,093)	$73,229	$19,990,716
Comprehensive income:
Net income	—	—	1,341,443	—	—	1,341,443
Net unrealized loss on securities (net of tax benefit of $34,243)	—	—	—	—	(58,305)	(58,305)
Comprehensive income	—	—	—	—	—	1,283,138
Issuance of 10% stock distribution	—	1,762,315	(1,570,313)	(195,871)	—	(3,869)
Cash dividends ($0.24 per common share)	—	—	(706,985)	—	—	(706,985)

June 30, 2005	$—	$22,077,402	$163,638	$(1,692,964)	$14,924	$20,563,000

December 31, 2005	$—	$22,077,627	$1,173,050	$(1,692,964)	$(51,919)	$21,505,794
Comprehensive income:
Net income	—	—	1,876,270	—	—	1,876,270
Net unrealized loss on securities (net of tax benefit of $233,981)	—	—	—	—	(437,479)	(437,479)
Total comprehensive income	—	—	—	—	—	1,438,791
Exercise of stock options	—	514,149	—	—	—	514,149
Stock-based compensation expense	—	18,459	—	—	—	18,459
Cash paid on fractional shares 25% stock dividend	—	—	(3,913)	—	—	(3,913)
Cash dividends ($0.29 per common share)	—	—	(1,012,417)	—	—	(1,012,417)

June 30, 2006	$—	$22,610,235	$2,032,990	$(1,692,964)	$(489,398)	$22,460,863

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,876,270	$1,341,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	115,320	148,493
Loss on sale of securities	22,950	—
Net accretion of unearned discounts on investments	(174,214)	(414,995)
Provision for loan losses	120,000	—
Increase in accrued interest receivable and other assets	(808,611)	(283,075)
Increase in accrued interest payable and other liabilities	39,155	74,672
Gain on sale of fixed asset	—	2,000

Net cash provided by operating activities	1,190,870	868,538

Cash flows from investing activities:
Purchase of investment securities available for sale	(27,266,181)	(31,536,600)
Maturities and sales of investment securities available for sale	27,277,950	44,285,000
Net (increase) in loans	(2,838,933)	(17,072,649)
Purchase of premises and equipment	(24,191)	(35,624)

Net cash provided by investing activities	(2,851,355)	(4,359,873)

Cash flows from financing activities:
Net increase in deposit accounts	12,228,878	30,098,906
Net decrease in short-term borrowings	(1,825,482)	(591,296)
Dividends paid	(927,679)	(645,291)
Fractional shares paid	(3,913)	(3,869)
Stock options exercised	514,149	—
Stock-based compensation expense	18,459	—

Net cash provided by financing activities	10,004,412	28,858,450

Net increase in cash and cash equivalents	8,343,927	25,367,115
Cash and cash equivalents, beginning of period	20,272,566	23,857,379

Cash and cash equivalents, end of period	$28,616,493	$49,224,494

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$2,009,484	$920,212

Income taxes	$1,015,998	$723,789

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$84,738	$61,694

Change in unrealized loss on available for sale securities	$(437,479)	$(58,305)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006
NOTE 1: Basis of Presentation
Bank of South Carolina Corporation (the Company) was organized as a South Carolina corporation on April 17, 1995, as a one-bank holding company, having operated since February 26, 1987, as a state chartered Bank. The Company, through its bank subsidiary, The Bank of South Carolina (the Bank), provides a full range of banking services including the taking of demand and time deposits and the making of commercial, consumer and mortgage loans. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited, except for the December 31, 2005 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended June 30, 2006, are not necessarily indicative of the results which may be expected for the entire year.
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

	Three Months Ended June 30,
	2006	2005
Net income as reported	$1,010,834	$754,540
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	10,232	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,232)	(9,254)

Pro forma net income including stock based compensation cost based on fair value method	$1,010,834	$745,286

Earnings per share:
Basic-as reported	$.26	$.20

Basic-pro forma	$.26	$.19

Diluted-as reported	$.26	$.19

Diluted-pro forma	$.26	$.19

	Six Months Ended June 30,
	2006	2005
Net income as reported	$1,876,270	$1,341,443
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	18,459	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18,459)	(18,509)

Pro forma net income including stock based compensation cost based on fair value method	$1,876,270	$1,322,934

Earnings per share:
Basic-as reported	$.48	$.35

Basic-pro forma	$.48	$.34

Diluted-as reported	$.47	$.34

Diluted-pro forma	$.47	$.34

NOTE 4: Stock Option Plan
The Company has an Incentive Stock Option Plan which was approved in 1998. Under the 1998 Incentive Stock Option Plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of the grant. Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. 55,756 shares were exercisable at June 30, 2006. At June 30, 2006,

52,443 shares of common stock are reserved to be granted under the 1998 Incentive Stock Option Plan from the original 299,475 shares
There were 32,500 options granted during the three months ended June 30, 2006. There were no options granted in 2005. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 2006 grants: dividend yield of 3.58%; historical volatility of 29.98; risk-free interest rate of 4.36%; expected lives of the options of 10 years. For purposes of the calculation, compensation expense is recognized on a straight-line basis over the vesting period.
The following is a summary of the activity under the incentive stock options plans for the three months ending June 30, 2006

Three Months Ended June 30, 2006	Options	Weighted Average Exercise Prices
Balance at April 1, 2006	197,895	$9.09
Granted	32,500	16.62
Exercised	(55,122)	9.33
Cancelled	—	—
Balance at June 30, 2006	175,273	10.41

Options exercisable at June 30, 2006	634	8.92
The following is a summary of the activity under the incentive stock options plans for the six months ending June 30, 2006

Six Months Ended June 30, 2006	Options	Weighted Average Exercise Prices
Balance at January 1, 2006	197,895	$9.09
Granted	32,500	16.62
Exercised	(55,122)	9.33
Cancelled	—	—
Balance at June 30, 2006	175,273	10.41

Options exercisable at June 30, 2006	634	8.92
NOTE 5: Shareholders’ Equity
A regular quarterly cash dividend of $.14 per share was declared on June 15, 2006 for shareholders of record at June 30, 2006, payable July 31, 2006. In addition, on April 11, 2006, the Board of Directors of the Company, declared a 25% stock dividend to shareholders of record April 28, 2006, payable May 15, 2006. All shares and per share data have been retroactively restated to reflect the stock dividend. Income per common share for the quarter and six months ended June 30, 2006 and for the quarter and six months ended June 30, 2005 was calculated as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2006
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$1,010,834

Basic income available to common shareholders	$1,010,834	3,893,576	$.26

Effect of dilutive options		64,248

Diluted income available to common shareholders	$1,010,834	3,957,824	$.26

	FOR THE SIX MONTHS ENDED JUNE 30, 2006
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$1,876,270

Basic income available to common shareholders	$1,876,270	3,879,419	$.48

Effect of dilutive options		73,484

Diluted income available to common shareholders	$1,876,270	3,952,903	$.47

	FOR THE THREE MONTHS ENDED JUNE 30, 2005
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$754,540

Basic income available to common shareholders	$754,540	3,857,411	$.20

Effect of dilutive options		48,115

Diluted income available to common shareholders	$754,540	3,905,526	$.19

	FOR THE SIX MONTHS ENDED JUNE 30, 2005
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$1,341,443

Basic income available to common shareholders	$1,341,443	3,857,411	$.35

Effect of dilutive options		37,252

Diluted income available to common shareholders	$1,341,443	3,894,663	$.34

NOTE 6: Comprehensive Income
Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and net unrealized gains or losses on certain investments in debt securities for the three and six months ended June 30, 2006 and 2005 and “accumulated other comprehensive income” as of June 30, 2006 and 2005 is comprised solely of unrealized gains and losses on certain investments in debt securities, and in 2006, $22,950 in realized losses on certain investments in debt securities.
Total comprehensive income was $647,855 and $744,253, respectively, for the three months ended June 30, 2006 and 2005, and $1,438,791 and $1,283,138, respectively for the six months ended June 30, 2006 and 2005.
NOTE 7: FAS 91 Adoption
During the second quarter of 2005, the Company adopted FASB Statement No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an amendment of FASB Statements No. 13, 60 and 65 and a rescission of FASB Statement No. 17). Statement No. 91 establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans. This statement also specifies the accounting for fees and initial direct costs associated with leasing. The adoption of FAS No. 91 by the Company in the second quarter resulted in a decrease to interest income and fees on loans and total loans of $76,000. The $76,000 will be amortized over the lives of the respective loans. The balance remaining at June 30, 2006 was $44,466.
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
BALANCE SHEET
LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets. At June 30, 2006 outstanding loans totaled $162,178,597 which equaled 77.20% of total deposits and 69.31% of total assets. The major components of the loan portfolio were commercial loans and commercial real estate totaling 30.63% and 48.03%, respectively of total loans. Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkley in South Carolina. The breakdown of total loans by type and the respective percentage of total loans are as follows:

	June 30,		December 31,
	2006	2005	2005
Commercial loans	$49,708,129	$48,174,718	$50,154,880
Commercial real estate	77,936,459	64,234,293	75,204,175
Residential mortgage	14,259,216	12,207,226	12,722,085
Mortgage loans held for sale	5,600,601	5,179,857	3,330,312
Consumer loans	4,223,999	4,672,235	4,435,057
Personal banklines	10,305,910	11,489,763	13,327,532
Other	238,105	223,339	258,575

Total	$162,272,419	$146,181,431	$159,432,616
Deferred loan fees (net)	(93,822)	—	(93,966)
Allowance for loan losses	(1,138,189)	(1,045,246)	(1,017,175)

Loans, net	$161,040,408	$145,136,185	$158,321,475

Percentage of Loans	June 30,		December 31,
	2006	2005	2005
Commercial loans	30.63	32.96	31.46
Commercial real estate	48.03	43.94	47.17
Residential mortgage	8.79	8.35	7.98
Mortgage loans held for sale	3.45	3.54	2.09
Consumer loans	2.60	3.20	2.78
Personal bank lines	6.35	7.86	8.36
Other	0.15	0.15	0.16

Total	100.00%	100.00%	100.00%
Total loans increased $16,090,988 or 11.01% to $162,272,419 at June 30, 2006 from $146,181,431 at June 30, 2005 and increased $2,829,803 or 1.78% from $159,432,616 at December 31, 2005. The increase in loans between June 2005 and June 2006 is primarily due to an increase in commercial real estate loans of 21.33% and residential mortgages of 16.81% as well as a good local economy and the funding of outstanding loan commitments.
Average loans increased $17,902,994 or 12.75% to $158,357,872 at June 30, 2006 from $140,454,878 at June 30, 2005. Average loans increased $10,513,016 or 7.11% at June 30, 2006 from $147,844,856 at December 31, 2005.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. All securities were classified as Available for Sale for the three months ended June 30, 2006 and June 30, 2005. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. During the fourth quarter of 2005 the Company began reinvesting its portfolio to take advantage of higher yields and reduce its asset sensitivity. The average yield on investments at June 30, 2006 was 4.700% compared to 3.044% at June 30, 2005. The carrying values of the investments available for sale at June 30, 2006 and 2005 are as follows:
INVESTMENT PORTFOLIO

	2006	2005
US Treasury Bills	$—	$31,734,052
US Treasury Bonds	5,961,627	—
US Treasury Notes	5,854,722	—
Federal Agency Securities	23,764,553	—
Municipal Securities	4,497,195	1,455,000

	$40,078,097	$33,189,052

US Treasury Bills	0.00%	95.62%
US Treasury Bonds	14.88%	0.00%
US Treasury Notes	14.61%	0.00%
Federal Agency Securities	59.30%	0.00%
Municipal Securities	11.22%	4.38%

	100.00%	100.00%
DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 68.33% of average earning assets for the three months ended June 30, 2006, and 67.37% for the three months ended June 30, 2005. The bank encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable, and accordingly, the Company has not had to rely on other sources. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	June 30,		December 31,
	2006	2005	2005
Non-interest bearing demand	$55,790,192	$57,166,719	$58,988,930
Interest bearing demand	$49,866,638	$46,301,026	$47,109,142
Money market accounts	$58,540,905	$59,103,160	$45,135,211
Certificates of deposit $100,000 and over	$20,668,283	$24,131,906	$22,528,894
Other time deposits	$13,422,087	$11,920,562	$12,555,221
Other savings deposits	$11,788,087	$10,545,611	$11,529,916

Total Deposits	$210,076,192	$209,168,984	$197,847,314

Percentage of Deposits	June 30,		December 31,
	2006	2005	2005
Non-interest bearing demand	26.56%	27.33%	29.81%
Interest bearing demand	23.74%	22.14%	23.81%
Money Market accounts	27.86%	28.25%	22.81%
Certificates of deposit $100,000 and over	9.84%	11.54%	11.39%
Other time deposits	6.39%	5.70%	6.35%
Other savings deposits	5.61%	5.04%	5.83%

Total Deposits	100.00%	100.00%	100.00%
Total deposits increased $907,208 or 0.43% to $210,076,192 at June 30, 2006 from $209,168,984 at June 30, 2005 and $12,228,878 or 6.18% from $197,847,314 at December 31, 2005. This increase is due to the success of the Company’s business development program as well as an increase in higher balances maintained by existing customers. During the six months ended June 30, 2005 the Company had significant short term temporary deposits, which it has not had during the six months ended June 30, 2006. Other time deposits and other savings accounts increased 12.60% and 11.78%, respectively from June 30, 2005 to June 30, 2006. Money market accounts increased 29.70% between December 31, 2005 and June 30, 2006.
SHORT-TERM BORROWINGS
Short-term borrowings are summarized as follows:

	JUNE 30,
	2006	2005
Securities sold under agreements to repurchase	$—	$—
U.S. Treasury tax and loan deposit notes	218,768	870,633
Federal funds purchased	—	—

Total	$218,768	$870,633

Short term borrowings averaged approximately $627,536 for the six months ended June 30, 2006, as compared to $550,620 for the six months ended June 30, 2005. Short-term borrowings consist of demand notes to the U. S. Treasury, securities sold under the agreement to repurchase and federal funds purchased. Securities sold under agreements to repurchase with customers mature on demand. There were no securities sold under the agreement to repurchase or federal funds purchased during the quarter ended June 30, 2006 and 2005, respectively.
Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005
The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income increased $256,294 or 33.97% to $1,010,834, or basic and diluted earnings per share of $.26 for the three months ended June 30, 2006, from $754,540, or basic earnings per share of $.20 and diluted earnings per share of $.19 for the three months ended June 30, 2005.
Net Interest Income
Net interest income increased $613,826 or 27.17% to $2,873,091 for the three months ended June 30, 2006, from $2,259,265 for the three months ended June 30, 2005. Total interest and fee income increased $1,177,192 or 41.19% for the three months ended June 30, 2006, to $4,035,378 from $2,858,186 for the three months ended June 30, 2005. Average interest earning assets increased from $214.1 million for the three months ended June 30, 2005, to $221.5 million for the three months ended June 30, 2006. The yield on interest earning assets increased 196 basis points between periods to 7.31% for the three months ended June 30, 2006, compared to 5.35% for the same period in 2005. This increase is primarily due to the increase in the yield on average loans of 181 basis points to 8.31% for the three months ended June 30, 2006, compared to 6.49% for the three months ended June 30, 2005. Total average commercial loans increased $14,245,262 or 13.01% from $109,454,192 for the three months ended June 30, 2005, to $123,699,454. There was also an increase of $1,797,623 in average personal reserve checking and personal banklines from $10,392,010 for the three months ended June 30, 2005, to $12,189,633 for the three months ended June 30, 2006. The interest and fees on loans increased $956,405 or 41.07% to $3,285,108 for the three months ended June 30, 2006, compared to $2,328,703 for the three months ended June 30, 2005. Interest and dividends on investment securities increased 62.61% to $461,650 for the three months ended June 30, 2006 from $283,908 for the three months ended June 30, 2005. This increase is due to an increase on interest earned on the investment securities and an increase in the Company’s investment portfolio. Other interest income increased $43,045 or 17.53% to $288,620 for the three months ended June 30, 2006 from $245,575 for the three months ended June 30, 2005. This increase is due to an increase on interest earned on federal funds sold.
Total interest expense increased $563,366 or 94.06% to $1,162,287 for the three months ended June 30, 2006, from $598,921 for the three months ended June 30, 2005. The increase in interest expense is primarily due to an increase in average deposits and the average cost of deposits. Interest on deposits for the three months ended June 30, 2006, was $1,153,696 compared to $595,194 for the three months ended June 30, 2005, an increase of $558,502 or 93.84%. Total interest bearing deposits averaged approximately $151.4 million for the three months ended June 30, 2006, as compared to $144.2 million for the three months ended June 30, 2005. The average cost of interest bearing deposits was 3.06% and 1.66% for the three months ended June 30, 2006 and 2005, respectively, an increase of 140 basis points.
Provision for Loan Losses
The provision for loan losses is based on management’s and the Loan Committee’s review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the Board of Directors on a quarterly basis. Management’s review and evaluation of the allowance for loan losses is based on a historical review of the loan portfolio performance, analysis of individual loans, and additional risk factors that affect the quality and ultimately the collectibility of the loan portfolio. These risk factors include: loan and credit administration risk, economic conditions, portfolio risk, loan concentration risk and off balance sheet risk which were added to the loan loss model during the first quarter of 2006. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance.
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
The allowance for loan losses consists of an estimated reserve for classified loans and an estimated reserve for unclassified loans. Classified loans are assigned a loss estimate in the allowance for loan loss model based on their risk grade. The loss estimate is based on regulatory guidelines which the Company believes is an appropriate measure of the estimated loss on its classified loans. The loss estimates for classified loans is 5% for other loans especially mentioned and 15% for substandard loans. The loss estimates for doubtful and loss loans are 50% and 100%, respectively. Loans on the Company’s watch list have a loss estimate of 1.5%. Unclassified loans are assigned a loss ratio in the allowance for loan loss model based on the Company’s average historical loss experience for the previous five years, adjusted quarterly. The Company believes the five year historical loss ratio is a reasonable estimate of the existing losses in the unclassified loan portfolio. In addition, the reserve includes unclassified past due loans greater than 30 days at 2.5%. During the quarter ending March 31, 2006, the Company reviewed its allowance for loan loss model and made changes to better reflect the risk in the portfolio. The changes included adding additional risk factors to the model. Loan and credit administration risk includes collateral documentation, insurance risk and maintenance of borrower’s financial information risks. A risk factor of .0625% was added to the model for each of the loan and credit administration risk. Economic conditions, international, national and local, have an impact on the bank and the bank’s borrowers. Because the economic conditions are often macroeconomic in nature and cannot be controlled by the bank, a risk factor of .0625% has been added to the model for this risk. Portfolio risk includes portfolio growth and trends as well as over margined real estate lending risk. Loans have increased significantly over the past two years and management is concerned that the lack of seasoning of this increase and its potential risk to our asset quality. From time to time the Bank extends credit beyond our normal collateral advance percentages in our real estate lending. An excessive level of this lending practice may result in additional examiner scrutiny, competitive disadvantages, and potential losses if the collateral becomes acquired by the Bank. Risk factors of .0625% and .25% have been added to the model for portfolio growth and trends and over margined real estate lending risks, respectively. The concentration risk factor includes loan concentration and geographic concentration. As of June 30, 2006, there were only five Standard Industrial Code groups that comprised more than three percent of our total loans outstanding. Our market area is located along the coast and also located on an earthquake fault, increasing the chances of a natural disaster which would impact the Bank and the Bank’s borrowers. A risk factor of .0625% was added to the model for each of the concentration risk factors. Off balance sheet risk includes off balance sheet items that are unfunded amounts under existing approved lines of credit, letters of credit, Automated Clearing House activity and our potential liability for recourse in the mortgage loans we sell to investors. A risk factor of ..025% has been added to the model for off balance sheet risk.
Based on the evaluation described above, the Company recorded a provision for loan losses of $60,000 for the three months ended June 30, 2006, compared to no provision for the three months ended June 30, 2005. The historical loss ratio used at June 30, 2006 was .112% compared to .219% at June 30, 2005 and was based on a five-year historical average. The Company believes that the five-year historical average is representative of the loss cycle of the portfolio. Classified assets were $1.2 million at June 30, 2006 compared to $2.1 million at June 30, 2005.
During the quarter ended June 30, 2006, charge-offs of $1,282 and recoveries of $5,740 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $1,138,189 or .70% of total loans at June 30, 2006, compared to $1,017,175 or .64% of total loans at December 31, 2005 and $1,045,226 or .72% of total loans at June 30, 2005.
The Bank had impaired loans totaling $14,451 as of June 30, 2006, compared to $175,571 as of June 30, 2005. The impaired loans include non-accrual loans with balances at June 30, 2006 and 2005 of $14,451 and $175,571 respectively. The Bank had one restructured loan totaling $270 included in non-accrual loans at June 30, 2006 and one restructured loan totaling $5,331 at June 30, 2005. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.
The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six months, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest as of June 30, 2006 and 2005.
Net recoveries were $4,458 for the three months ended June 30, 2006 as compared to net recoveries of $20 for the three months ended June 30, 2005. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.
The Company had $13,963 unallocated reserves at June 30, 2006 related to other inherent risk in the portfolio compared to unallocated reserves of $73,788 at June 30, 2005. The decrease in unallocated reserves between periods is primarily due to the changes in the allowance model during the 1st quarter of 2006, whereby management identified higher risk categories and allocated additional allowance for loan losses to those categories as discussed above. Management believes the allowance for loan losses at June 30, 2006, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.
The local real estate market has had significant price appreciation in the last three years and management is monitoring this. We are currently seeing a slower real estate market, specifically an increase in a days on market and price appreciation.
Other Income
Other income for the three months ended June 30, 2006, decreased $141,314 or 26.79% to $386,233 from $527,547 for the three months ended June 30, 2005. The decrease is primarily due to a decrease in mortgage banking income of $113,825 or 38.94% to $178,457 for the three months ended June 30, 2006 as compared to $292,282 for the three months ended June 30, 2005. The decrease is also due to a decrease in other non-interest income of $21,516 or 342.34% to ($15,231) for the three months ended June 30, 2006 from $6,285 for the three months ended June 30, 2005. The decrease in the other non-interest income was caused by a loss on a sale of a security Available for Sale of $22,950.
Other Expense
Bank overhead increased $48,105 or 2.98% to $1,665,342 for the three months ended June 30, 2006, from $1,617,237 for the three months ended June 30, 2005. Other operating expenses increased $45,947 or 13.15% to $395,387 for the three months ended June 30, 2006, from $349,440 for the three months ended June 30, 2005. This increase is primarily due to an increase in director and committee fees.
Income Tax Expense
For the three months ended June 30, 2006, the Company’s effective tax rate was 34.10% compared to 35.49% during the quarter ended June 30, 2005.
Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005
The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income increased $534,827 or 39.87% to $1,876,270, or basic earnings per share of $.48 and diluted earnings per share of $.47 for the six months ended June 30, 2006, from $1,341,443, or basic earnings per share of $.35 and diluted earnings per share of $.34 for the six months ended June 30, 2005.
Net Interest Income
Net interest income increased $1,150,223 or 26.12% to $5,553,292 for the six months ended June 30, 2006, from $4,403,069 for the six months ended June 30, 2005. Total interest and fee income increased $2,261,654 or 41.78% for the six months ended June 30, 2006, to $7,675,054 from $5,413,400 for the six months ended June 30, 2005. Interest and fees on loans increased $1,854,599 or 40.93% for the six months ended June 30, 2005, to $6,386,283 from $4,531,684 for the six months ended June 30, 2005. This increase is primarily due to an increase on interest earned on time loans, term loans and real estate loans.
Average interest earning assets increased from $201.9 million for the six months ended June 30, 2005, to $215.0 million for the six months ended June 30, 2006. The yield on interest earning assets increased 179 basis points between periods to 7.20% for the six months ended June 30, 2006, compared to 5.41% for the same period in 2005. This increase is primarily due to the increase in the yield on average loans of 163 basis points to 8.14% for the six months ended June 30, 2006, compared to 6.51% for the six months ended June 30, 2005. Total average commercial loans increased $16,336,043 from $107,391,689 for the six months ended June 30, 2005, to $123,727,732. Total average personal reserve checking and personal bank lines increased $3,079,129 from $10,097,366 for the six months ended June 30, 2005, to $13,176,495.
Total interest expense increased $1,111,431 or 110.01% to $2,121,762 for the six months ended June 30, 2006, from $1,010,331 for the six months ended June 30, 2005. The increase in interest expense is primarily due to an increase in average deposits and the average cost of deposits. Interest on deposits for the six months ended June 30, 2006, was $2,107,586 compared to $1,002,772 for the six months ended June 30, 2005, an increase of $1,104,814 or 110.18%. Total interest bearing deposits averaged approximately $146.6 million for the six months ended June 30, 2006, as compared to $134.6 million for the six months ended June 30, 2005. The average cost of interest bearing deposits was 2.90% and 1.50% for the six months ended June 30, 2006 and 2005, respectively, an increase of 140 basis points.

Provision for Loan Losses
The provision for loan loss for the six months ended June 30, 2006 was $120,000 compared to no provision for loan losses for the six months ended June 30, 2005. During the six months ended June 30, 2006, charge-offs of $7,737 and recoveries of $8,751 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,138,189 or .70% of total loans at June 30, 2006, compared to $1,017,175 or .64% of total loans at December 31, 2005. See additional discussion under Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005 - Provision for Loan Losses.
Net recoveries were $1,014 for the six months ended June 30, 2006, as compared to net recoveries of $1,344 for the six months ended June 30, 2005. Loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of the reserve.
Other Income
Other income for the six months ended June 30, 2006, decreased $199,465 or 21.65% to $721,940 from $921,405 for the six months ended June 30, 2005. The decrease is primarily due to a decrease in mortgage banking income as well as a decrease in other non-interest income. Mortgage Banking income decreased $145,629 or 33.41% to $290,261 for the six months ended June 30, 2006, from $435,890 for the six months ended June 30, 2005. The decrease is primarily due to a decrease in the discount fees earned of $95,089 or 55.43% to $76,451 for the six months ended June 30, 2006 from $171,540 for the six months ended June 30, 2005. This decrease reflects the changes made in the second quarter of 2005, to correct an error of $142,971. The liability clearing account (discount points due investors) was not being properly recorded into mortgage banking income and as a result the Company recorded the $142,971 into discount fees earned during the quarter ended June 30, 2005. This error was determined not to be material to the financial statements at the time of the correction.
Other Expense
Bank overhead increased $57,273 or 1.76% to $3,305,853 for the six months ended June 30, 2006, from $3,248,580 for the six months ended June 30, 2005. Other operating expenses increased $32,940 or 4.43% to $776,373 for the six months ended June 30, 2006, compared to $743,433 for the six months ended June 30, 2006. This increase is primarily due to an increase in director and committee fees and professional fees paid. Salaries and employee benefits increased $27,188 or 1.43% to $1,935,391 for the six months ended June 30, 2006, compared to $1,908,203 for the six months ended June 30, 2005. This increase was primarily due to the increase in salaries and employee benefits as a result of annual merit increases, an increase in health insurance and an increase in the ESOP contribution.
Income Tax Expense
For the quarter ended June 30, 2006, the Company’s effective tax rate was 34.15% compared to 35.38% during the quarter ended June 30, 2005.
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

The Company’s off-balance sheet arrangements, consist principally of commitments to extend credit described below. At June 30, 2006 and 2005, the Company had no interests in non-consolidated special purpose entities.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $49,733,120 and $56,018,968 at June 30, 2006 and 2005 respectively.
Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At June 30, 2006, and 2005, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 2006 and 2005 was $430,402 and $605,374 respectively.
The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at June 30, 2006. The Company has forward sales commitments, totaling $5.6 million at June 30, 2006, to sell loans held for sale of $5.6 million. The fair value of these commitments was not significant at June 30, 2006. The Company has no embedded derivative instruments requiring separate accounting treatment.
Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company’s primary liquid assets accounted for 31.42% and 35.62% of total assets at June 30, 2006 and 2005, respectively. This decrease is due to an increase in investment securities held for sale of 18.33%. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At June 30, 2006, the Bank had unused short-term lines of credit totaling approximately $18,500,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale. The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At June 30, 2006 and 2005, the Bank’s liquidity ratio was 26.58% and 34.23%, respectively. This decrease is primarily due to a decrease in federal funds sold.
Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders’ equity at June 30, 2006, of $22,460,863. During the second quarter of 2006, the vested employees of the Company purchased 55,122 shares under the Company’s stock option plan, which increased the capital by $514,149. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at June 30, 2006, for the Bank is 12.37% and at June 30, 2005 was 12.20%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of June 30, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
At June 30, 2006 and 2005, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.
Accounting and Reporting Changes
In December 2004, the FASB issued Statement No. 123 (revised December 2004), “Share-Based Statement”. Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans (ESPPs). It carries forward prior guidance on accounting for awards to nonemployees. Accounting for employee-stock-ownership-plan transactions (ESOPs) will continue to be accounted for in accordance with SOP 93-6. Awards to most nonemployee directors will be accounted for as employee awards. Statement 123R replaces FASB Statements No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted FAS 123R during the first quarter ending March 31, 2006. The Company has recorded an expense of $18,459 in salaries for the unvested awards granted to employees prior to the effective date.

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
ITEM 3
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending June 30, 2006, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.
The Company established a Disclosure Committee on December 20, 2002, made up of the President and Chief Executive Officer, Executive Vice President and Secretary, Executive Vice President and Treasurer, Senior Vice President (Operations), Assistant Vice President (Audit Compliance Officer), Accounting Officer and Senior Vice President (Credit Department). In July 2005, the Executive Vice President and Secretary retired and was replaced by an Executive Vice President. The Senior Vice President (Credit Department) after an extended medical leave, went on permanent disability during the second quarter of 2006. This position on the Disclosure Committee has not been filled. This Committee meets quarterly to review the 10QSB and the 10KSB, to assure that the financial statements, Securities and Exchange Commission filings and all public releases are free of any material misstatements and correctly reflect the financial position, results of operations and cash flows of the Company. This Committee also assures that the Company is in compliance with the Sarbanes-Oxley Act.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On Tuesday April 11, 2006, the shareholders elected Dr Linda J. Bradley, CPA, C. Ronald Coward, Graham M. Eubank, Jr., T. Dean Harton, Fleetwood S. Hassell, William L. Hiott, Jr., Katherine M. Huger, Richard W. Hutson, Jr., Charles G. Lane, Hugh C. Lane, Jr., Louise J. Maybank, Alan I. Nussbaum, MD, Edmund Rhett, Jr., MD, Malcolm M. Rhodes, MD, Thomas C. Stevenson, III, Steve D. Swanson and John M. Tupper, to serve on the Board of Directors until the Company’s 2007 annual meeting.
On Tuesday April 11, 2006, the shareholders ratified the appointment of Elliott Davis, LLC, as independent certified public accountants for 2006.
Item 5. Other Information
None.
Item 6. Exhibits
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

August 7, 2006

	BY:	/s/ Hugh C. Lane, Jr.

Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/ William L. Hiott, Jr.

William L. Hiott, Jr.
Executive Vice President & Treasurer