Form 10QSB
period 2006-09-30
BANK OF SOUTH CAROLINA CORP
filed 2006-11-03
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
Yes ☑     No ☐
As of November 3, 2006 there were 3,920,228 Common Shares outstanding.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Transitional Small Business Disclosure Format (Check one):
Yes ☐     No ☑

BANK OF SOUTH CAROLINA CORPORATION
Report on Form 10-QSB
for quarter ended
September 30, 2006

PART I
ITEM 1 — FINANCIAL STATEMENTS
BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
Assets:	September 30, 2006	December 31,2005
Cash and due from banks	$8,010,724	$9,663,790
Interest bearing deposits in other banks	7,961	7,872
Federal funds sold	25,048,397	10,600,904
Investment securities available for sale	40,800,713	39,833,240
Loans	159,292,252	159,338,650
Allowance for loan losses	(1,250,301)	(1,017,175)

Net loans	158,041,951	158,321,475

Premises and equipment, net	2,724,229	2,741,085
Accrued interest receivable	1,239,597	919,502
Other assets	526,919	429,658

Total assets	$236,400,491	$222,517,526

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$56,399,071	$58,988,930
Interest bearing demand	45,013,273	47,109,142
Money market accounts	55,649,736	45,135,211
Certificates of deposit $100,000 and over	22,691,325	22,528,894
Other time deposits	13,914,947	12,555,221
Other savings deposits	16,037,785	11,529,916

Total deposits	209,706,137	197,847,314

Short-term borrowings	1,973,986	2,044,250
Accrued interest payable and other liabilities	1,304,322	1,120,168

Total liabilities	212,984,445	201,011,732
Common Stock — No par value;
6,000,000 shares authorized; issued 4,057,215 shares at September 30, 2006 and December 31, 2005; outstanding 3,920,228 shares at September 30, 2006 and 3,865,106 at December 31, 2005	—	—
Additional paid in capital	22,620,467	22,077,627
Retained earnings	2,513,652	1,173,050
Treasury stock — 199,501 shares at September 30, 2006 and December 31, 2005	(1,692,964)	(1,692,964)
Accumulated other comprehensive loss, net of income taxes	(25,109)	(51,919)

Total shareholders’ equity	23,416,046	21,505,794

Total liabilities and shareholders’ equity	$236,400,491	$222,517,526

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30,
	2006	2005
Interest and fee income
Interest and fees on loans	$3,518,059	$2,725,056
Interest and dividends on investment securities	476,899	297,579
Other interest income	251,405	286,337

Total interest and fee income	4,246,363	3,308,972

Interest expense
Interest on deposits	1,260,340	752,297
Interest on short-term borrowings	9,732	5,340

Total interest expense	1,270,072	757,637

Net interest income	2,976,291	2,551,335
Provision for loan losses	60,000	12,000

Net interest income after provision for loan losses	2,916,291	2,539,335

Other income
Service charges, fees and commissions	220,027	239,020
Mortgage banking income	133,191	222,361
Other non-interest income	6,240	9,327

Total other income	359,458	470,708

Other expense
Salaries and employee benefits	1,028,905	910,618
Net occupancy expense	324,443	307,366
Other operating expenses	346,887	359,339

Total other expense	1,700,235	1,577,323

Income before income tax expense	1,575,514	1,432,720
Income tax expense	545,767	541,828

Net income	$1,029,747	$890,892

Basic earnings per share (1)	$.26	$.23

Diluted earnings per share (1)	$.26	$.23

Weighted average shares outstanding
Basic	3,920,228	3,857,411

Diluted	3,947,705	3,928,235

(1)	On April 11, 2006 the Corporation declared a 25% stock dividend for shareholders of record as of April 28, 2006. On April 12, 2005, the Corporation declared a 10% stock distribution for shareholders of record as of April 29, 2005. All shares and per share data have been retroactively restated to reflect the stock distribution.
See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
Interest and fee income
Interest and fees on loans	$9,904,342	$7,256,740
Interest and dividends on investment securities	1,334,048	855,603
Other interest income	683,027	610,029

Total interest and fee income	11,921,417	8,722,372

Interest expense
Interest on deposits	3,367,926	1,755,069
Interest on short-term borrowings	23,908	12,899

Total interest expense	3,391,834	1,767,968

Net interest income	8,529,583	6,954,404
Provision for loan losses	180,000	12,000

Net interest income after provision for loan losses	8,349,583	6,942,404

Other income
Service charges, fees and commissions	660,969	709,880
Mortgage banking income	423,452	658,251
Loss on sale of securities	(22,950)	—
Other non-interest income	19,928	23,982

Total other income	1,081,399	1,392,113

Other expense
Salaries and employee benefits	2,964,295	2,818,821
Net occupancy expense	918,532	904,310
Other operating expenses	1,123,261	1,102,772

Total other expense	5,006,088	4,825,903

Income before income tax expense	4,424,894	3,508,614
Income tax expense	1,518,876	1,276,279

Net income	$2,906,018	$2,232,335

Basic earnings per share (1)	$.75	$.58

Diluted earnings per share (1)	$.74	$.57

Weighted average shares outstanding
Basic	3,893,172	3,857,411

Diluted	3,923,994	3,905,854

(1)	On April 11, 2006 the Corporation declared a 25% stock dividend for shareholders of record as of April 28, 2006. On April 12, 2005, the Corporation declared a 10% stock distribution for shareholders of record as of April 29, 2005. All shares and per share data have been retroactively restated to reflect the stock distribution.
See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR NINE MONTHS SEPTEMBER 30, 2006 AND 2005

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total
December 31, 2004	$—	$20,315,087	$1,099,493	$(1,497,093)	$73,229	$19,990,716

Comprehensive income:

Net income	—	—	2,232,335	—	—	2,232,335
Net unrealized loss on securities (net of tax benefit of $40,871)	—	—	—	—	(69,597)	(69,597)

Comprehensive income	—	—	—	—	—	2,162,738

Issuance of 10% stock distribution	—	1,762,315	(1,570,313)	(195,871)	—	(3,869)

Cash dividends ($0.36 per common share)	—	—	(1,077,296)	—	—	(1,077,296)

September 30, 2005	$—	$22,077,402	$684,219	$(1,692,964)	$3,632	$21,072,289

December 31, 2005	$—	$22,077,627	$1,173,050	$(1,692,964)	$(51,919)	$21,505,794

Comprehensive income:

Net income	—	—	2,906,018	—	—	2,906,018

Net unrealized gain on securities (net of tax expense of $38,697)	—	—	—	—	26,810	26,810

Total comprehensive income	—	—	—	—	—	2,932,828

Exercise of stock options	—	514,149	—	—	—	514,149

Stock-based compensation expense	—	28,691	—	—	—	28,691

Cash paid on fractional shares 25% stock dividend	—	—	(3,913)	—	—	(3,913)

Cash dividends ($0.43 per common share)	—	—	(1,561,503)	—	—	(1,561,503)

September 30, 2006	$—	$22,620,467	$2,513,652	$(1,692,964)	$(25,109)	$23,416,046

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,906,018	$2,232,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	177,342	213,876
Loss on sale of securities	22,950	—
Net accretion of unearned discounts on investments	(198,354)	(694,430)
Provision for loan losses	180,000	12,000
Increase in accrued interest receivable and other assets	(456,053)	(369,392)
Increase in accrued interest payable and other liabilities	99,162	186,041
Gain on sale of fixed asset	—	2,000

Net cash provided by operating activities	2,731,065	1,582,430

Cash flows from investing activities:
Purchase of investment securities available for sale	(28,004,512)	(50,388,789)
Maturities and sales of investment securities available for sale	27,277,950	58,285,000
Net decrease (increase) in loans	99,524	(24,802,277)
Purchase of premises and equipment	(160,485)	(135,222)

Net cash used by investing activities	(787,523)	(17,041,288)

Cash flows from financing activities:
Net increase in deposit accounts	11,858,823	50,143,275
Net (decrease) increase in short-term borrowings	(70,264)	109,333
Dividends paid	(1,476,512)	(1,015,602)
Fractional shares paid	(3,913)	(3,869)
Stock options exercised	514,149	—
Stock-based compensation expense	28,691	—

Net cash provided by financing activities	10,850,974	49,233,137

Net increase in cash and cash equivalents	12,794,516	33,774,279
Cash and cash equivalents, beginning of period	20,272,566	23,857,379

Cash and cash equivalents, end of period	$33,067,082	$57,631,658

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$3,076,211	$1,513,250

Income taxes	$1,656,998	$1,213,289

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$84,738	$61,694

Change in unrealized loss on available for sale securities	$26,810	$(69,597)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006
NOTE 1: Basis of Presentation
The Bank of South Carolina (the Bank) began operations on February 26, 1987 as a state chartered bank and later became a subsidiary of Bank of South Carolina Corporation (the Company) a South Carolina corporation, organization effective on April 17, 1995. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited, except for the December 31, 2005 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results which may be expected for the entire year.
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

	Three Months Ended
	September 30,
	2006	2005
Net income as reported	$1,029,747	$890,892
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	10,232	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,232)	(9,254)

Pro forma net income including stock based compensation cost based on fair value method	$1,029,747	$881,638

Earnings per share:
Basic-as reported	$.26	$.23

Basic-pro forma	$.26	$.23

Diluted-as reported	$.26	$.23

Diluted-pro forma	$.26	$.22

	Nine Months Ended
	September 30,
	2006	2005
Net income as reported	$2,906,018	$2,232,335
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	28,691	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28,691)	(27,763)

Pro forma net income including stock based compensation cost based on fair value method	$2,906,018	$2,204,572

Earnings per share:
Basic-as reported	$.75	$.58

Basic-pro forma	$.75	$.57

Diluted-as reported	$.74	$.57

Diluted-pro forma	$.74	$.56

NOTE 4: Stock Option Plan
The Company has an Incentive Stock Option Plan which was approved in 1998. Under the 1998 Incentive Stock Option Plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of the grant. Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. At September 30, 2006, 57,942 shares of common stock are reserved to be granted under the 1998 Incentive Stock Option Plan from the original 299,475 shares.

There were no options granted for the three months ended September 30, 2006 or 2005. There were 32,500 shares granted during the nine months ended September 30, 2006 and no options granted during the nine months ended September 30, 2005. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 2006 grants: dividend yield of 3.58%; historical volatility of 29.98%; risk-free interest rate of 4.36%; and expected lives of the options of 10 years. For purposes of the calculation, compensation expense is recognized on a straight-line basis over the vesting period.
The following is a summary of the activity under the Incentive Stock Options Plan for the three months ending September 30, 2006

Three Months Ended September 30, 2006	Options	Weighted Average Exercise Price
Balance at July 1, 2006	175,273	$10.41
Granted	—	—
Exercised	—	—
Cancelled	(5,499)	9.97
Balance at September 30, 2006	169,774	$10.42

Options exercisable at September 30, 2006	634	$8.92
The following is a summary of the activity under the Incentive Stock Options Plan for the nine months ending September 30, 2006

Nine Months Ended September 30, 2006	Options	Weighted Average Exercise Price
Balance at January 1, 2006	197,895	$9.09
Granted	32,500	16.62
Exercised	(55,122)	9.33
Cancelled	(5,499)	9.97
Balance at September 30, 2006	169,774	$10.42

Options exercisable at September 30, 2006	634	$8.92
NOTE 5: Shareholders’ Equity
A regular quarterly cash dividend of $.14 per share was declared on September 21, 2006 for shareholders of record at October 2, 2006, payable October 31, 2006. In addition, on April 11, 2006, the Board of Directors of the Company, declared a 25% stock dividend to shareholders of record April 28, 2006, payable May 15, 2006. All shares and per share data have been retroactively restated to reflect the stock dividend. Income per common share for the quarter and nine months ended September 30, 2006 and for the quarter and nine months ended September 30, 2005 was calculated as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$1,029,747

Basic income available to common shareholders	$1,029,747	3,920,228	$.26

Effect of dilutive options		27,477

Diluted income available to common shareholders	$1,029,747	3,947,705	$.26

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$2,906,018

Basic income available to common shareholders	$2,906,018	3,893,172	$.75

Effect of dilutive options		30,822

Diluted income available to common shareholders	$2,906,018	3,923,994	$.74

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$890,892

Basic income available to common shareholders	$890,892	3,857,411	$.23

Effect of dilutive options		70,824

Diluted income available to common shareholders	$890,892	3,928,235	$.23

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$2,232,335

Basic income available to common shareholders	$2,232,335	3,857,411	$.58

Effect of dilutive options		48,443

Diluted income available to common shareholders	$2,232,335	3,905,854	$.57

NOTE 6: Comprehensive Income
Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is comprised of net income and net unrealized gains or losses on certain investments in debt securities for the three and nine months ended September 30, 2006 and 2005 and “accumulated other comprehensive income” as of September 30, 2006 and 2005 is comprised solely of unrealized gains and losses on certain investments in debt securities, and in 2006, $22,950 in realized losses on certain investments in debt securities.
Total comprehensive income was $1,494,037 and $879,600, respectively, for the three months ended September 30, 2006 and 2005, and $2,932,828 and $2,162,738 respectively for the nine months ended September 30, 2006 and 2005.
NOTE 7: FAS 91 Adoption
During the second quarter of 2005, the Company adopted FASB Statement No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an amendment of FASB Statements No. 13, 60 and 65 and a rescission of FASB Statement No. 17). Statement No. 91 establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans. This statement also specifies the accounting for fees and initial direct costs associated with leasing. The adoption of FAS No. 91 by the Company in the second quarter resulted in a decrease to interest income and fees on loans and total loans of $76,000. The $76,000 will be amortized over the lives of the respective loans. The balance remaining at September 30, 2006 was $45,767.
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

BALANCE SHEET
LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets. At September 30, 2006 outstanding loans totaled $159,292,252 which equaled 75.96% of total deposits and 67.38% of total assets. The major components of the loan portfolio were commercial loans and commercial real estate totaling 31.75% and 48.03%, respectively of total loans. Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkley in South Carolina. The breakdown of total loans by type and the respective percentage of total loans are as follows:

	September 30,		December 31,
	2006	2005	2005
Commercial loans	$50,600,673	$49,312,002	$50,154,880
Commercial real estate	76,551,109	67,563,161	75,204,175
Residential mortgage	13,098,256	13,812,869	12,722,085
Mortgage loans held for sale	4,124,795	5,014,384	3,330,312
Consumer loans	4,226,542	4,297,205	4,435,057
Personal banklines	10,561,023	13,680,515	13,327,532
Other	230,595	301,778	258,575

Total	$159,382,993	$153,981,914	$159,432,616

Deferred loan fees (net)	(90,741)	(106,322)	(93,966)
Allowance for loan losses	(1,250,301)	(1,021,779)	(1,017,175)

Loans, net	$158,041,951	$152,853,813	$158,321,475

	September 30,		December 31,
Percentage of Loans	2006	2005	2005
Commercial loans	31.75%	32.02%	31.46%
Commercial real estate	48.03%	43.88%	47.17%
Residential mortgage	8.22%	8.97%	7.98%
Mortgage loans held for sale	2.59%	3.26%	2.09%
Consumer loans	2.65%	2.79%	2.78%
Personal bank lines	6.62%	8.89%	8.36%
Other	0.14%	0.19%	0.16%

Total	100.00%	100.00%	100.00%

Total loans increased $5,401,079 or 3.51% to $159,382,993 at September 30, 2006 from $153,981,914 at September 30, 2005 and decreased $49,623 or .03% from $159,432,616 at December 31, 2005. The increase in loans between September 2005 and September 2006 is primarily due to an increase in commercial real estate loans of 13.30% due to business development efforts.
Average loans increased $14,731,413 or 10.17% to $159,538,820 at September 30, 2006 from $144,807,407 at September 30, 2005.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. All securities were classified as Available for Sale for the three months ended September 30, 2006 and September 30, 2005. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. During the fourth quarter of 2005 the Company began reinvesting its portfolio to take advantage of higher yields and reduce its asset sensitivity. The average yield on investments at September 30, 2006 was 4.690% compared to 3.375% at September 30, 2005. The carrying values of the investments available for sale at September 30, 2006 and 2005 are as follows:
INVESTMENT PORTFOLIO

	2006	2005
US Treasury Bills	$—	$35,695,594
US Treasury Bonds	5,965,079	—
US Treasury Notes	5,862,168	—
Federal Agency Securities	23,781,187	—
Municipal Securities	5,232,136	2,625,086

	$40,840,570	$38,320,680

US Treasury Bills	0.00%	93.15%
US Treasury Bonds	14.61%	0.00%
US Treasury Notes	14.35%	0.00%
Federal Agency Securities	58.23%	0.00%
Municipal Securities	12.81%	6.85%

	100.00%	100.00%
DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 68.49% of average earning assets for the three months ended September 30, 2006, and 68.47% for the three months ended September 30, 2005. The Bank encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable, and accordingly, the Company has not had to rely on other sources. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	September 30,		December 31,
	2006	2005	2005
Non-interest bearing demand	$56,399,071	$66,158,272	$58,988,930
Interest bearing demand	$45,013,273	$50,369,020	$47,109,142
Money market accounts	$55,649,736	$66,867,601	$45,135,211
Certificates of deposit $100,000 and over	$22,691,325	$22,547,664	$22,528,894
Other time deposits	$13,914,947	$11,927,170	$12,555,221
Other savings deposits	$16,037,785	$11,343,626	$11,529,916

Total Deposits	$209,706,137	$229,213,353	$197,847,314

	September 30,		December 31,
Percentage of Deposits	2006	2005	2005
Non-interest bearing demand	26.89%	28.86%	29.81%
Interest bearing demand	21.47%	21.98%	23.81%
Money Market accounts	26.54%	29.17%	22.81%
Certificates of deposit $100,000 and over	10.82%	9.84%	11.39%
Other time deposits	6.63%	5.20%	6.35%
Other savings deposits	7.65%	4.95%	5.83%

Total Deposits	100.00%	100.00%	100.00%

Total deposits decreased $19,507,216 or 8.51% to $209,706,137 at September 30, 2006 from $229,213,353 at September 30, 2005 and increased $11,858,823 or 5.99% from $197,847,314 at December 31, 2005. During the nine months ended September 30, 2005, the Company had significant temporary balances maintained by existing customers, which the Company did not have during the nine months ended September 30, 2006. The increase between December 31, 2005 and September 30, 2006 was the result of the Company’s business development program as well as new accounts and larger balances in existing accounts.
SHORT-TERM BORROWINGS
Short-term borrowings are summarized as follows:

	SEPTEMBER 30,
	2006	2005
Securities sold under agreements to repurchase	$—	$—
U.S. Treasury tax and loan deposit notes	1,973,986	1,571,262
Federal funds purchased	—	—

Total	$1,973,986	$1,571,262

Short term borrowings averaged approximately $675,002 for the nine months ended September 30, 2006, as compared to $621,505 for the nine months ended September 30, 2005. Short-term borrowings consist of demand notes to the U. S. Treasury, securities sold under the agreement to repurchase and federal funds purchased. Securities sold under agreements to repurchase with customers mature on demand. There were no securities sold under the agreement to repurchase or federal funds purchased during the quarter ended September 30, 2006 and 2005, respectively.
Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005
The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income increased $138,855 or 15.59% to $1,029,747, or basic and diluted earnings per share of $.26 for the three months ended September 30, 2006, from $890,892, or basic and diluted earnings per share of $.23 for the three months ended September 30, 2005.
Net Interest Income
Net interest income increased $424,956 or 16.66% to $2,976,291 for the three months ended September 30, 2006, from $2,551,335 for the three months ended September 30, 2005. Total interest and fee income increased $937,391 or 28.33% for the three months ended September 30, 2006, to $4,246,363 from $3,308,972 for the three months ended September 30, 2005. Average interest earning assets decreased from $224.4 million for the three months ended September 30, 2005, to $221.3 million for the three months ended September 30, 2006. The yield on interest earning assets increased 171 basis points between periods to 7.61% for the three months ended September 30, 2006, compared to 5.90% for the same period in 2005. This increase is primarily due to the increase in the yield on average loans of 149 basis points to 8.61% for the three months ended September 30, 2006, compared to 7.12% for the three months ended September 30, 2005. Total average commercial loans increased $12,668,455 or 11.00% from $115,167,672 for the three months ended September 30, 2005, to $127,836,127. There was also an increase of $580,829 in average installment loans from $17,764,931 for the three months ended September 30, 2005, to $18,345,760 for the three months ended September 30, 2006. The interest and fees on loans increased $793,003 or 29.10% to $3,518,059 for the three months ended September 30, 2006, compared to $2,725,056 for the three months ended September 30, 2005. Interest and dividends on investment securities increased 60.26% to $476,899 for the three months ended September 30, 2006 from $297,579 for the three months ended September 30, 2005. This increase is due to an increase on interest earned on the investment securities and an increase in the Company’s investment portfolio. Other interest income decreased $34,932 or 12.20% to $251,405 for the three months ended September 30, 2006 from $286,337 for the three months ended September 30, 2005. This decrease is due to a decrease in the average balance of federal funds sold.
Total interest expense increased $512,435 or 67.64% to $1,270,072 for the three months ended September 30, 2006, from $757,637 for the three months ended September 30, 2005. The increase in interest expense is primarily due to an increase in average cost of deposits. Interest on deposits for the three months ended September 30, 2006, was $1,260,340 compared to $752,297 for the three months ended September 30, 2005, an increase of $508,043 or 67.53%. Total interest bearing deposits averaged approximately $151.5 million for the three months ended September 30, 2006, as compared to $153.6 million for the three months ended September 30, 2005. The average cost of interest bearing deposits was 3.30% and 1.94% for the three months ended September 30, 2006 and 2005, respectively, an increase of 136 basis points.
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
The allowance for loan losses consists of an estimated reserve for classified loans and an estimated reserve for unclassified loans. Classified loans are assigned a loss estimate in the allowance for loan loss model based on their risk grade. The loss estimate is based on regulatory guidelines which the Company believes is an appropriate measure of the estimated loss on its classified loans. The loss estimates for classified loans is 5% for other loans especially mentioned and 15% for substandard loans. The loss estimates for doubtful and loss loans are 50% and 100%, respectively. Loans on the Company’s watch list have a loss estimate of 1.5%. Unclassified loans are assigned a loss ratio in the allowance for loan loss model based on the Company’s average historical loss experience for the previous five years, adjusted quarterly. The Company believes the five year historical loss ratio is a reasonable estimate of the existing losses in the unclassified loan portfolio. In addition, the reserve includes unclassified past due loans greater than 30 days at 2.5%. During the quarter ending March 31, 2006, the Company reviewed its allowance for loan loss model and made changes to better reflect the risk in the portfolio. The changes included adding additional risk factors to the model. Loan and credit administration risk includes collateral documentation, insurance risk and maintenance of borrower’s financial information risks. A risk factor of .0625% was added to the model for each of the loan and credit administration risk. Economic conditions, international, national and local, have an impact on the bank and the bank’s borrowers. Because the economic conditions are often macroeconomic in nature and cannot be controlled by the bank, a risk factor of .0625% has been added to the model for this risk. Portfolio risk includes portfolio growth and trends as well as over margined real estate lending risk. Loans have increased significantly over the past two years and management is concerned that the lack of seasoning of this increase and its potential risk to our asset quality. From time to time the Bank extends credit beyond our normal collateral advance percentages in our real estate lending. An excessive level of this lending practice may result in additional examiner scrutiny, competitive disadvantages, and potential losses if the collateral becomes acquired by the Bank. Risk factors of .0625% and .25% have been added to the model for portfolio growth and trends and over margined real estate lending risks, respectively. The concentration risk factor includes loan concentration and geographic concentration. As of September 30, 2006, there were only five Standard Industrial Code groups that comprised more than three percent of our total loans outstanding. Our market area is located along the coast and also located on an earthquake fault, increasing the chances of a natural disaster which would impact the Bank and the Bank’s borrowers. A risk factor of .0625% was added to the model for each of the concentration risk factors. Off balance sheet risk includes off balance sheet items that are unfunded amounts under existing approved lines of credit, letters of credit, Automated Clearing House activity and our potential liability for recourse in the mortgage loans we sell to investors. A risk factor of .025% has been added to the model for off balance sheet risk.
Based on the evaluation described above, the Company recorded a provision for loan losses of $60,000 for the three months ended September 30, 2006, compared to $12,000 for the three months ended September 30, 2005. The historical loss ratio used at September 30, 2006 was .094% compared to .216% at September 30, 2005 and was based on a five-year historical average. The Company believes that the five-year historical average is representative of the loss cycle of the portfolio. Classified assets were $1.1 million at September 30, 2006 compared to $2.1 million at September 30, 2005.

During the quarter ended September 30, 2006, no charge-offs were recorded. Recoveries of $52,112 were recorded to the allowance for loan losses during the quarter ended September 30, 2006, resulting in an allowance for loan losses of $1,250,301 or .78% of total loans at September 30, 2006, compared to $1,017,175 or .64% of total loans at December 31, 2005 and $1,021,779 or .66% or total loans at September 30, 2005.
The Bank had impaired loans totaling $13,008 as of September 30, 2006, compared to $83,737 as of September 30, 2005. The impaired loans include non-accrual loans with balances at September 30, 2006 and 2005 of $13,008 and $83,737 respectively. The Bank had no restructured loans at September 30, 2006 and one restructured loan included in the non accrual loans totaling $4,401 at September 30, 2005. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.
The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six months, they are reviewed individually by management to determine if they should be returned to accrual status. There were two loans over 90 days past due still accruing interest as of September 30, 2006 and no loans over 90 days past due still accruing interest as of September 30, 2005.
Net recoveries were $52,112 for the three months ended September 30, 2006 as compared to net charge offs of $35,467 for the three months ended September 30, 2005. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.
The Company had $152,556 unallocated reserves at September 30, 2006 related to other inherent risk in the portfolio compared to unallocated reserves of $51,053 at September 30, 2005. The increase in unallocated reserves between periods is primarily due to the changes in the allowance model during the 1st quarter of 2006, whereby management identified higher risk categories and allocated additional allowance for loan losses to those categories as discussed above. Management believes the allowance for loan losses at September 30, 2006, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.
The local real estate market has had significant price appreciation in the last three years and management is monitoring this. We are currently seeing a slower real estate market, specifically an increase in days on market and modest price depreciation.
Other Income
Other income for the three months ended September 30, 2006, decreased $111,250 or 23.64% to $359,458 from $470,708 for the three months ended September 30, 2005. The decrease is primarily due to a decrease in mortgage banking income of $89,170 or 40.10% to $133,191 for the three months ended September 30, 2006 as compared to $222,361 for the three months ended September 30, 2005. The decrease is also due to a decrease in service charges and fees of $18,993 or 7.95% to $220,027 for the three months ended September 30, 2006 from $239,020 for the three months ended September 30, 2005. The decrease in the service charges and fees was caused by a decrease in service charges on business accounts. This decrease was caused by an increase in the earnings credit and an increase in average balances maintained, which offset the service charges.

Other Expense
Bank overhead increased $122,912 or 7.79% to $1,700,235 for the three months ended September 30, 2006, from $1,577,323 for the three months ended September 30, 2005. Salaries and employee benefits increased $118,287 or 12.99% to $1,028,905 from $910,618 for the three months ended September 30, 2006 and 2005 respectively. This increase was due the increase in salaries and employee benefits as a result of annual merit increases, and increase in health insurance and an increase in the ESOP contribution. Net occupancy expense increased $17,077 or 5.56% to $324,443 from $307,366 for the three months ended September 30, 2006 and 2005, respectively. This increase was due to an increase in monthly rent paid on our Summerville office. The rent increased on July 1, 2006.
Income Tax Expense
For the three months ended September 30, 2006, the Company’s effective tax rate was 34.64% compared to 37.81% during the quarter ended September 30, 2005.
Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005
The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income increased $673,683 or 30.18% to $2,906,018, or basic earnings per share of $.75 and diluted earnings per share of $.74 for the nine months ended September 30, 2006, from $2,232,335, or basic earnings per share of $.58 and diluted earnings per share of $.57 for the nine months ended September 30, 2005.
Net Interest Income
Net interest income increased $1,575,179 or 22.65% to $8,529,583 for the nine months ended September 30, 2006, from $6,954,404 for the nine months ended September 30, 2005. Total interest and fee income increased $3,199,045 or 36.68% for the nine months ended September 30, 2006, to $11,921,417 from $8,722,372 for the nine months ended September 30, 2005. Interest and fees on loans increased $2,647,602 or 36.49% for the nine months ended September 30, 2006, to $9,904,342 from $7,256,740 for the nine months ended September 30, 2005. This increase is primarily due to an increase on interest earned on time loans, term loans and real estate loans.
Average interest earning assets increased from $209.5 million for the nine months ended September 30, 2005, to $217.1 million for the nine months ended September 30, 2006. The yield on interest earning assets increased 177 basis points between periods to 7.34% for the nine months ended September 30, 2006, compared to 5.57% for the same period in 2005. This increase is primarily due to the increase in the yield on average loans of 160 basis points to 8.30% for the nine months ended September 30, 2006, compared to 6.70% for the nine months ended September 30, 2005. Total average commercial loans increased $15,100,080 from $110,012,166 for the nine months ended September 30, 2005, to $125,112,246. Total average personal reserve checking and personal bank lines increased $1,353,316 from $10,985,663 for the nine months ended September 30, 2005, to $12,338,979.
Total interest expense increased $1,623,866 or 91.85% to $3,391,834 for the nine months ended September 30, 2006, from $1,767,968 for the nine months ended September 30, 2005. The increase in interest expense is primarily due to an increase in average deposits and the average cost of deposits. Interest on deposits for the nine months ended September 30, 2006, was $3,367,926 compared to $1,755,069 for the nine months ended September 30, 2005, an increase of $1,612,857 or 91.90%. Total interest bearing deposits averaged approximately $148.2 million for the nine months ended September 30, 2006, as compared to $140.9 million for the nine months ended September 30, 2005. The average cost of interest bearing deposits was 3.04% and 1.66% for the nine months ended June 30, 2006 and 2005, respectively, an increase of 138 basis points.

Provision for Loan Losses
The provision for loan loss for the nine months ended September 30, 2006 was $180,000 compared to $12,000 provision for loan losses for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, charge-offs of $7,737 and recoveries of $60,863 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,250,301 or .78% of total loans at September 30, 2006, compared to $1,017,175 or .64% of total loans at December 31, 2005. See additional discussion under Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005 — Provision for Loan Losses.
Net recoveries were $53,126 for the nine months ended September 30, 2006, as compared to net charge-offs of $34,123 for the nine months ended September 30, 2005. Loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of the reserve.
Other Income
Other income for the nine months ended September 30, 2006, decreased $310,714 or 22.32% to $1,081,399 from $1,392,113 for the nine months ended September 30, 2005. The decrease is primarily due to a decrease in mortgage banking income. Mortgage Banking income decreased $234,799 or 35.67% to $423,452 for the nine months ended September 30, 2006, from $658,251 for the nine months ended September 30, 2005. The decrease is primarily due to a decrease in the discount fees earned of $294,955 or 71.75% to $116,109 for the nine months ended September 30, 2006 from $411,064 for the nine months ended September 30, 2005. This decrease reflects the changes made in the second quarter of 2005, to correct an error of $142,971. The liability clearing account (discount points due investors) was not being properly recorded into mortgage banking income and as a result the Company recorded the $142,971 into discount fees earned during the quarter ended June 30, 2005. This error was determined not to be material to the financial statements at the time of the correction.
Other Expense
Bank overhead increased $180,185 or 3.73% to $5,006,088 for the nine months ended September 30, 2006, from $4,825,903 for the nine months ended September 30, 2005. Other operating expenses increased $20,489 or 1.86% to $1,123,261 for the nine months ended September 30, 2006, compared to $1,102,772 for the nine months ended September 30, 2006. This increase is primarily due to an increase in director and committee fees and professional fees paid. Salaries and employee benefits increased $145,474 or 5.16% to $2,964,295 for the nine months ended September 30, 2006, compared to $2,818,821 for the nine months ended September 30, 2005. This increase was primarily due to the increase in salaries and employee benefits as a result of annual merit increases, an increase in health insurance and an increase in the ESOP contribution.
Income Tax Expense
For the quarter ended September 30, 2006, the Company’s effective tax rate was 34.33% compared to 36.38% during the quarter ended September 30, 2005.
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

The Company’s off-balance sheet arrangements, consist principally of commitments to extend credit described below. At September 30, 2006 and 2005, the Company had no interests in non-consolidated special purpose entities.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $27,006,484 and $25,289,243 at September 30, 2006 and 2005 respectively.
Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At September 30, 2006, and 2005, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 2006 and 2005 was $731,602 and $560,402 respectively.
The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at September, 2006. The Company has forward sales commitments, totaling $4.1 million at September 30, 2006, to sell loans held for sale of $4.1 million. The fair value of these commitments was not significant at September, 2006. The Company has no embedded derivative instruments requiring separate accounting treatment.
Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company’s primary liquid assets accounted for 31.25% and 37.96% of total assets at September 30, 2006 and 2005, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At September 30, 2006, the Bank had unused short-term lines of credit totaling approximately $15,500,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale. The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At September 30, 2006 and 2005, the Bank’s liquidity ratio was 26.40% and 37.21%, respectively.

Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders’ equity at September 30, 2006, of $23,416,046. During the second quarter of 2006, the vested employees of the Company purchased 55,122 shares under the Company’s stock option plan, which increased the capital by $514,149. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at September 30, 2006, for the Bank is 12.29% and at September 30, 2005 was 11.52%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of September 30, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
At September 30, 2006 and 2005, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.
Accounting and Reporting Changes
In December 2004, the FASB issued Statement No. 123 (revised December 2004), “Share-Based Statement”. Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans (ESPPs). It carries forward prior guidance on accounting for awards to nonemployees. Accounting for employee-stock-ownership-plan transactions (ESOPs) will continue to be accounted for in accordance with SOP 93-6. Awards to most nonemployee directors will be accounted for as employee awards. Statement 123R replaces FASB Statements No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted FAS 123R during the first quarter ending March 31, 2006. The Company has recorded an expense of $28,691 in salaries for the unvested awards granted to employees prior to the effective date.
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “ Employers’ Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board (APB) Opinion No. 12, “ Omnibus Opinion — 1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.
On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.
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
ITEM 3
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending September 30, 2006, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

The Company established a Disclosure Committee on December 20, 2002, made up of the President and Chief Executive Officer, Executive Vice President and Secretary, Executive Vice President and Treasurer, Senior Vice President (Operations), Assistant Vice President (Audit Compliance Officer), Accounting Officer and Senior Vice President (Credit Department). In July 2005, the Executive Vice President and Secretary retired and was replaced by an Executive Vice President. The Senior Vice President (Credit Department) after an extended medical leave went on permanent disability during the second quarter of 2006. This position on the Disclosure Committee has not been filled. This Committee meets quarterly to review the 10QSB and the 10KSB, to assure that the financial statements, Securities and Exchange Commission filings and all public releases are free of any material misstatements and correctly reflect the financial position, results of operations and cash flows of the Company. This Committee also assures that the Company is in compliance with the Sarbanes-Oxley Act.
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

November 3, 2006
	BY:	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/ William L. Hiott, Jr.
William L. Hiott, Jr.
Executive Vice President & Treasurer