Form 10KSB
period 2006-12-31
BANK OF SOUTH CAROLINA CORP
filed 2007-03-07
CIK 1007273

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Not applicable
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Issuer’s revenues for its most recent fiscal year: $14,769,821
Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on February 23, 2007 was: $42,078,636
As of February 23, 2007, the Registrant has outstanding 3,929,908 shares of common stock.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

BANK OF SOUTH CAROLINA CORPORATION
AND SUBSIDIARY

PART I
Item 1. Description of Business
On February 26, 1987, The Bank of South Carolina (the “Bank”), a state-chartered financial institution, opened for business. Organized originally on October 22, 1986, the Bank was reorganized into a wholly-owned subsidiary of Bank of South Carolina Corporation (the “Company”), effective April 17, 1995. At the time of the reorganization, each outstanding share of the Bank was exchanged for two shares of Bank of South Carolina Corporation Stock.
The Company, a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended and as such, is under the supervisory and regulatory authority of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company registered under the laws of the South Carolina Bank Holding Company Act, the Company is also subject to regulation by the South Carolina State Board of Financial Institutions. Thus, the Company is required to file annual reports and other information with the Federal Reserve and the South Carolina State Board of Financial Institutions regarding its financial condition, results of operations, management and intercompany relationships and transactions between the Company and its subsidiaries. The Company is publicly traded on the National Association of Securities Dealers Automated Quotations (NASDAQ), and is under the reporting authority of the Securities and Exchange Commission (SEC). Compliance with federal, state and local provisions regulating the discharge of materials into the environment had no material effect on the capital expenditures, earnings and competitive position of the Bank in fiscal year ended December 31, 2006.
The Company’s subsidiary bank, The Bank of South Carolina, is a state chartered financial institution, and as such, is subject to various statutory requirements, supervision and regulation, of which regular bank examinations are a part, promulgated and enforced primarily by the Federal Deposit Insurance Corporation (FDIC), through which the Bank is insured, and the South Carolina State Board of Financial Institutions. Since the primary asset of the Company is its wholly-owned subsidiary, the majority of the following discussion relates to the Bank.
The Bank serves Berkeley, Charleston and Dorchester counties (the “Tri-County Area”) as an independent, community-oriented commercial bank concentrating on individuals and small and medium-sized businesses desiring a high level of personalized services. The four banking house locations of the Bank include; 256 Meeting Street, Charleston, SC, 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC and 2027 Sam Rittenberg Boulevard, Charleston, SC.
The Bank offers a full range of deposit services. Checking account services include regular non-interest bearing checking accounts as well as interest bearing negotiable order of withdrawal (“NOW”) accounts. Savings and certificate of deposit accounts include accounts ranging from a daily maturity (regular savings and also money market accounts) to longer term certificates as authorized by regulation. The Bank offers tiered interest to its customers on both money market and NOW accounts. In addition, Individual Retirement Accounts are available. During 2006, the bank added health savings accounts to its deposit services. All deposit accounts are insured by the FDIC to the full amount permitted by law. Deposit accounts are solicited from individuals, businesses, professional organizations and governmental authorities.
Lending services include a full range of commercial, personal and mortgage loans. The Bank’s primary focus is on business lending. The types of commercial loans that are available include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment. From time to time the Bank may make real estate loans for land acquisition, land development or construction loans. The types of personal loans that are available include secured and unsecured loans for such purposes as financing automobiles, home improvements, education, lot acquisition, construction, home equity loans and personal investments. The Bank offers a personal checking account related line of credit. This line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. In the fourth quarter of 1993, a residential mortgage lending department was opened with mortgage loans being provided through correspondent relationships. The Bank originates, processes and closes the loan and sells (each individually) to a correspondent.
The Bank offers credit cards (through correspondent banking services) including MasterCard ™ and Visa ™. The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the Visa Debit Card Program. This service is called “Check Card” by the Bank and also offers purchases by the cardholder where Visa debit cards are accepted worldwide using a direct charge to their checking account. Other services offered, but not limited to, include safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank offers a courier service and ACH origination service as part of its deposit services for commercial customers. During 2001, the Bank introduced Internet Banking. This service is called “ESafe” by the Bank and offers twenty-four hour information, up-to-the minute account activity, automatic transfers or onetime transfers between accounts, actual images of customer checks, and statement viewing. The Bank’s website, www.banksc.com, provides direct access to public filings by the Company. In 2006, the Company implemented a direct stock purchase plan and a dividend reinvestment plan through Computershare.
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
The Company was authorized by its Board of Directors at its December 1995, board meeting to repurchase up to 116,462 shares of its common stock on the open market from time to time, and, at its October, 1999 Board meeting, to repurchase up to 37,812 shares of its common stock on the open market from time to time, and, at its September, 2001 Board meeting, to repurchase up to 45,375 shares of its common stock on the open market from time to time. As of this date, 199,501 shares have been repurchased by the Company with 148 shares remaining that are authorized to be repurchased.
Since January 1, 1986, South Carolina law has permitted regional interstate banking. Pursuant to such law, several of the banks in the Tri-County Area have been acquired by banks with headquarters outside the State of South Carolina. In addition, South Carolina laws permit statewide branching by banks and savings and loan associations. During 2006 and 2005 several banks have applied to open offices in the Tri-County Area which will increase competition. In the Bank’s primary service area, there are 20 financial institutions, of which four are considered to have their headquarters in the Bank’s service area. In addition, there are two savings banks and various credit unions with offices in the Tri-County Area. The Bank encounters strong competition from these financial institutions as well as consumer and commercial finance companies, insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust and international banking services, which the Bank is not providing. The Bank does, however, provide a means for clearing international checks and drafts through a third party or correspondent bank.
At year- end 2006, the Bank employed 69 people, 2 of whom are considered part time employees, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.

Item 2. Description of Property
The Bank leases its headquarters and office facilities at 256 Meeting Street in downtown Charleston. On June 30, 1995, the Bank was successful in renegotiating its lease for one hundred forty (140) months with two additional ten-year terms. Base rent was $26,432 monthly payable in advance for the first twenty (20) months and the remaining one hundred twenty (120) months of the term (which began March 1, 1997) and for the two (2) extensions of the original term is $24,801 per month in advance and is adjustable by 4% of the base rent every two years. The rent, payable in equal monthly installments of $29,014, will increase to $30,175 in March 2007. In addition, the Bank leases adjacent parking facilities at $2,928 per month.
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
On November 1, 1995, the Bank entered into an agreement with an individual to lease property for construction of a new banking facility at 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC. The original term of the lease is for fifteen (15) years with six (6) additional terms of five (5) years each. The base rent for the first ten (10) years was $2,250 per month paid in advance. Rent for years 11 through 15 and each six (6) option periods shall be adjusted to reflect an annualized return determined by multiplying the average yield on five (5) year U.S. Treasury Notes plus 150 basis points times an assumed raw land value of $325,000. The monthly rent, however, shall never be less than the original rent of $2,250 per month. In November 2005 it was determined that there would be no increase in the rent based on the above described formula.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II
Item 5. Market for the Company’s Common Equity and Related Stockholder Matters
There were issued and outstanding 3,929,908 shares of the 6,000,000 authorized shares of common stock of the Company at the close of the Company’s fiscal year ended December 31, 2006. These outstanding shares were held by approximately 1,200 shareholders in nominee names and of record on December 31, 2006. The common stock of the Company is traded in the “capital market” by six market making investment banking firms. These firms are The Robinson-Humphrey Company, Inc., Sterne, Agee & Leach, Inc., Scott and Stringfellow, Inc., Nite Securities LP, Speer, Leeds & Kellogg and Howe Barnes . Stock quotations are available through the National Association of Securities Dealers Automated Quotations (NASDAQ) where the Bank’s shares are listed as BKSC.
According to information supplied by The Nasdaq Stock Market, the range of high and low bid quotations for each quarterly period in the fiscal years 2006, 2005 and 2004 has been as follows:

	2006		2005		2004
	High	Low	High	Low	High	Low
First Quarter	16.79	14.00	10.84	9.56	10.54	9.46
Second Quarter	17.60	15.03	12.79	10.55	10.14	8.98
Third Quarter	17.21	14.80	14.70	11.58	9.99	8.26
Fourth Quarter	17.21	15.63	15.24	13.38	10.18	9.21
The Board of Directors of Bank of South Carolina Corporation declared a quarterly dividend of $.15 per share to shareholders of record March 31, 2006, payable April 28, 2006; a 25% stock dividend to shareholders of record April 28, 2006, payable May 15, 2006; $.14 per share to shareholders of record June 30, 2006, payable July 31, 2006; $.14 per share to shareholders of record October 2, 2006, payable October 31, 2006; $.14 per share and a special $.10 per share to shareholders of record December 29, 2006, payable January 31, 2007.
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
As of January 1, 2006, there were approximately 1,200 shareholders of record with shares held by individuals and in nominee names, and on February 23, 2007, the market price for the common stock of the Company was $15.95. It is the intent of the Company to continue paying dividends in the future.
Cash dividends, when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company.

Consolidated Financial Highlights

	2006	2005	2004	2003	2002
For December 31:

Net Income	$3,928,263	$3,185,006	$1,845,623	$1,904,713	$1,858,319
Selected Year End Balances:
Total Assets	243,472,740	222,517,526	201,235,286	187,342,649	169,480,463
Total Loans (1)	162,557,288	159,338,650	129,107,437	125,235,883	127,887,401
Investment Securities Available for Sale	40,897,855	39,833,240	45,638,694	26,489,162	21,536,340
Federal Funds Sold and Resale Agreements	26,857,657	10,600,904	15,476,959	22,522,973	8,324,145
Interest Bearing Deposits in Other Banks	7,990	7,872	7,783	7,725	7,653
Earning Assets	230,320,790	209,780,666	190,230,873	174,255,743	157,755,539
Deposits	215,316,901	197,847,314	179,070,078	166,142,512	144,448,211
Shareholders’ Equity	23,640,431	21,505,794	19,990,716	19,647,839	19,314,129
Weighted Average Shares Outstanding-Diluted	3,945,928	3,913,119	3,868,448	3,876,687	3,870,879

For the Year:

Selected Average Balances:
Total Assets	232,257,502	225,939,657	192,034,402	174,154,907	162,207,337
Total Loans (1)	159,659,211	147,844,856	123,923,761	130,056,441	117,654,356
Investment Securities Available for Sale	39,330,090	38,596,553	34,808,745	21,202,689	23,316,608
Federal Funds Sold and Resale Agreements	19,893,084	26,109,498	20,431,597	11,275,653	10,412,467
Interest Bearing Deposits in Other Banks	7,931	7,824	7,754	7,693	7,606
Earning Assets	218,890,316	212,558,731	179,171,857	162,542,476	151,391,038
Deposits	207,459,557	203,645,606	171,036,567	152,955,447	138,722,411
Shareholders’ Equity	22,841,402	20,867,968	19,904,862	19,626,907	19,474,929

Performance Ratios:

Return on Average Equity	17.20%	15.26%	9.27%	9.70%	9.54%
Return on Average Assets	1.69%	1.41%	.96%	1.09%	1.15%
Average Equity to Average Assets	9.83%	9.24%	10.37%	11.27%	12.01%
Net Interest Margin	5.24%	4.58%	3.93%	4.36%	4.76%
Net (Recoveries) Charge-offs to Average Loans	(0.02)%	0.03%	0.02%	0.15%	0.03%
Allowance for Loan Losses as a Percentage of Total Loans (excluding mortgage loans held for sale)	.82%	.65%	.82%	.94%	1.17%

Per Share:

Basic Earnings	$1.01	$.83	$0.48	$0.49	$0.48
Diluted Earnings	1.00	.81	0.48	0.49	0.48
Year End Book Value	6.02	5.56	5.18	5.09	5.01
Cash Dividends Declared	0.67	0.51	0.44	0.44	0.59
Dividend Payout Ratio	63.76%	48.39%	66.89%	61.87%	80.98%

Full Time Employee Equivalents	67	64	64	62	67

(1)	Including mortgage loans held for sale
All share and per share data have been restated to reflect a 10% stock dividend declared on June 19, 2003, a 10% stock distribution declared on April 12, 2005 and a 25% stock dividend declared on April 11, 2006.

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

	For Years Ended
	December 31,
	2006	2005	2004	2003	2002
Operating Data:

Interest and fee income	$16,169,958	$12,383,548	$7,904,128	$7,855,161	$8,565,542
Interest expense	4,696,492	2,646,198	857,801	764,647	1,364,804

Net interest income	11,473,466	9,737,350	7,046,327	7,090,514	7,200,738
(Recovery) provision for loan losses	240,000	12,000	(103,000)	9,230	195,000

Net interest income after (recovery) provision for loan losses	11,233,466	9,725,350	7,149,327	7,081,284	7,005,738
Other income	1,467,393	1,788,472	1,748,715	2,096,959	1,888,010
Other expense	6,703,716	6,529,267	6,073,609	6,261,182	6,088,861

Income before income taxes	5,997,143	4,984,555	2,824,433	2,917,061	2,804,887
Income tax expense	2,068,880	1,799,549	978,810	1,012,348	946,568

Net income	$3,928,263	$3,185,006	$1,845,623	$1,904,713	$1,858,319

Basic income per share	$1.01	$0.83	$0.48	$0.49	$0.48

Diluted income per share	$1.00	$0.81	$0.48	$0.49	$0.48

Weighted average common shares-basic	3,900,707	3,859,351	3,857,411	3,857,411	3,859,465
Weighted average common shares – diluted	3,945,928	3,913,119	3,868,448	3,876,687	3,870,879
Dividends per common share	$0.67	$0.51	$0.44	$0.44	$0.59

	As of
	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:

Investment securities available for sale	$40,897,855	$39,833,240	$45,638,694	$26,489,162	$21,536,340
Total loans(1)	162,557,288	159,338,650	129,107,437	125,235,883	127,887,401
Allowance for loan losses	1,294,994	1,017,175	1,043,901	1,169,627	1,361,438
Total assets	243,472,740	222,517,526	201,235,286	187,342,649	169,480,463
Total deposits	215,316,901	197,847,314	179,070,078	166,142,512	144,448,211
Shareholders’ equity	23,640,431	21,505,794	19,990,716	19,647,839	19,314,129

(1)	Including Mortgage loans held for sale
All share and per share data have been restated to reflect a 10% stock dividend declared on June 19, 2003, a 10% stock distribution declared on April 12, 2005, and a 25% stock dividend declared on April 11, 2006.

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
DISCUSSION OF FORWARD-LOOKING STATEMENTS
Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this annual report contain certain “forward-looking statements” concerning the future operations of the Bank of South Carolina Corporation. Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-KSB. We have used “forward-looking statements” to describe future plans and strategies including our expectations of the Company’s future financial results. The following are cautionary statements. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company’s market area and the country as a whole, the ability of the Company to control costs and expenses, the ability of the Company to successfully address competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the “forward-looking statements” and undue reliance should not be placed on such statements.
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
OVERVIEW
Earnings for the year ended December 31, 2006 were $3,928,263 or basic and diluted earnings per share of $1.01 and $1.00, respectively, an increase of 23.34% over 2005’s earnings of $3,185,006 or basic and diluted earnings per share of $.83 and $.81. Earnings for the fourth quarter of 2006 were $1,022,246 or basic and diluted earnings per share of $.26, respectively, up 7.3% from fourth quarter 2005 earnings of $952,671 or basic and diluted earnings per share of $.25 and $.24, respectively. Our return on average equity and return on average assets for the year were 17.20% and 1.69%, respectively, compared to the 2005 return on average equity and return on average assets of 15.26% and 1.41%, respectively.
During the first quarter of 2006, the Company declared a regular quarterly cash dividend of $.15 per share. In addition on April 11, 2006 the Company declared a 25% stock dividend effective May 15, 2006. The Company paid quarterly cash dividends of $.14 per share in the second, third and fourth quarter of 2006. A special cash dividend of $.10 per share was declared in the fourth quarter of 2006, in celebration of the twentieth anniversary of the opening of The Bank.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2006 TO DECEMBER 31, 2005
Net income increased $743,257 from $3,185,006 in 2005, to $3,928,263 for 2006, an increase of 23.34%. Basic and diluted earnings per share increase to $1.01 and $1.00, respectively for 2006, compared to basic and diluted earnings per share of $.83 and $.81 in 2005. The increase is primarily due to an increase on interest and fees earned on loans as well as an increase in interest and dividends on investment securities. Interest and fees on loans increased $3,068,432 or 29.79% from $10,301,512 for the year ended December 31, 2005, to $13,369,944 for the year ended December 31, 2006. Interest and dividends on investment securities increased from $1,245,105 for the year ended December 31, 2005, to $1,812,842 for the year ended December 31, 2006, an increase of $567,737 or 45.60%.
Net interest and fee income increased 17.83% or $1,736,116, to $11,473,466 in 2006 from $9,737,350 in 2005. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities, which result in the net interest spread. The net interest spread increased from 3.98% for the year ended December 31, 2005 to 4.26% for the year ended December 31, 2006. Average interest earning assets increased $6,331,585 to $218, 890,316 for the year ended December 31, 2006, from $212,558,731 in 2005. This increase is primarily due to an increase in average loans of $11,814,355 offset by a decrease in average federal funds sold of $6,216,414. The yield on average loans increased 141 basis points to 8.38% from 6.97% in 2005. Average investment securities available for sale increased $733,537 with an increase in the yield of 138 basis points to 4.61%. Average interest bearing liabilities increased $6,373,572 from $143,663,987 for the year ended December 31, 2005, to $150,037,559 for the year ended December 31, 2006. This increase is primarily due to an increase in average transaction accounts of $5,300,712 to $100,320,632 for the year ended December 31, 2006, from $95,019,920 in 2005. Average savings accounts also increased by $884,156 to $13,375,943 from $12,491,787. Net interest margin increased from 4.58% in 2005, to 5.24% in 2006.
Total interest and fee income earned on interest bearing assets, increased $3,786,410 or 30.58% to $16,169,958 for the year ended December 31, 2006, from $12,383,548. As noted above, average loans increased $11,814,355. As a result, interest and fees earned on loans increased $3,068,432 or 29.79% to $13,369,944 for the year ended December 31, 2006 from $10,301,512 in 2005. Average investment securities available for sale increased $733,537 to $39,330,090 from $38,596,553. Interest and dividends on investment securities increased $567,737 or 45.60% to $1,812,842 from $1,245,105.
Total interest expense increased $2,050,294 or 77.48% to $4,696,492 from $2,646,198. This increase is primarily due to an increase in rates paid on deposit accounts. Interest on deposits increased $2,035,180 or 77.47% to $4,662,283 for the year ended December 31, 2006 from $2,627,103 in 2005. The average cost of interest bearing liabilities increased 129 basis points from 1.84% in 2005 to 3.13% in 2006.
Total provision for loan losses for 2006 was $240,000 compared to $12,000 for 2005. The allowance for loan losses is based on management’s and the Loan Committee’s review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the Board of directors on a quarterly basis. Management’s review and evaluation of the allowance for loan losses is based on a historical review of the loan portfolio performance, analysis of the individual loans, and additional risk factors that affect the quality and ultimately the collectibility of the loan portfolio. These risk factors include; loan and credit administration risk, economic conditions, portfolio risk, loan concentration risk and off balance sheet risk which were added to the loan loss model during the first quarter of 2006. Management believes that the allowance for loan losses at December 31, 2006, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. For further discussion, see “Non accrual and Past Due Loans” and “Allowance for Loan Losses”.
Total non-interest income decreased $321,079 or 17.95% to $1,467,393 for the year ended December 31, 2006, from $1,788,472 in 2005. Mortgage banking income decreased 28.32% or $233,178, from $823,510 for the year ended December 31, 2005 to $590,332 in 2006. The decrease in mortgage income is primarily due to rising interest rates resulting in a slower real estate market. Mortgage loan origination fees, mortgage discount fees and tax and underwriting fees decreased $326,761 or 36.37%. During the second quarter of 2005 a correction was made for an error in a liability clearing account. This correction was reflected as an increase of $142,971 in mortgage loan discount fees earned in 2005.
Service charge fees earned on business accounts decreased $25,695 or 16.73% between the year ended December 31, 2005 and 2006. There was also a decrease in overdraft fees of $31,813 or 8.61% for the same period. The service charge fees on business accounts decreased due to an increase in the earnings credit and higher average balances, which offset the service charges.
Bank overhead increased $174,449 or 2.67% to $6,703,716 for the year ended December 31, 2006 from $6,529,267 for the year ended December 31, 2005. The increase is primarily due to an increase of 4.61% in salaries and employee benefits as a result of annual merit increases.
Income tax expense increased $269,331 or 14.97% to $2,068,880 for the year ended December 31, 2006 from $1,799,549 for the year ended December 31, 2005. The Company’s effective tax rate was approximately 34.50% for the year ended December 31, 2006 compared to 36.10% for the year ended December 31, 2005.
COMPARISON OF THE YEAR ENDED DECEMBER 31, 2005 TO DECEMBER 31, 2004
Net income increased $1,339,383 from $1,845,623 for 2004, to $3,185,006 for 2005, an increase of 72.57%. Basic and diluted earnings per share increased to $.83 and $.81, respectively for 2005, compared to basic and diluted earnings per share of $.48 for 2004. This increase is primarily due to an increase in interest and fees earned on loans caused by an increase in the volume of loans and an increase in interest rates earned on these loans. The interest and fees on loans increased $3,520,827 to $10,301,512 or 51.92% from $6,780,685 for the year ended December 31, 2004.
Net interest and fee income increased $2,691,023 or 38.19% to $9,737,350 from $7,046,327 for 2004. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities, which result in the net interest spread. The net interest spread increased from 3.68% for the year ended December 31, 2004 to 3.99% for the year ended December 31, 2005. Average interest earning assets increased from $179,171,857 for the year ended December 31, 2004 to $212,558,731 for the year ended December 31, 2005. This increase is primarily due to the increase in average loans of $23,921,095. The yield on average loans increased 150 basis points to 6.97% from 5.47% for the year ended December 31, 2004. The average balance of investment securities available for sale and the average balance of federal funds sold increased $3,787,808 and $5,677,901, respectively. Average interest bearing liabilities increased from $117,834,551 for the year ended December 31, 2004 to $143,663,987 for the year ended December 31, 2005. This increase is primarily due to the increase in average transaction accounts as well as an increase in certificates of deposits of $21,886,912 and $7,018,523, respectively. The increase is offset slightly by a decrease in average saving accounts of $3,119,765. Net interest margin increased from 3.93% to 4.58% for the year ended December 31, 2005.
Total interest and fees earned on interest earning assets increased $4,479,420 or 56.67% to $12,383,548 for the year ended December 31, 2005. This increase is primarily due to the increase in average loans. The interest and fees on loans increased $3,520,827 or 51.92% to $10,301,512 for the year ended December 31, 2005 from $6,780,685 for the year ended December 31, 2004. The average balance of investment securities available for sale and the average balance of federal funds sold increased $9,465,709, collectively, which resulted in an 85.33% increase in the interest earned on these assets. The yield on average interest earning assets increased from 4.41% in 2004, to 5.83% in 2005.
Total interest expense increased $1,788,397 or 208.49% to $2,646,198 for the year ended December 31, 2005 from $857,801 for the year ended December 31, 2004. This increase is primarily due to an increase in average balance of transaction accounts and certificates of deposits. The interest on deposits increased $1,776,050 or 208.69% to $2,627,103 for the year ended December 31, 2005 from $851,053 for the year ended December 31, 2004. The average cost on interest bearing liabilities increased 111 basis points between years to 1.84% for the year ended December 31, 2005 from .73% for the year ended December 31, 2004.

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
Total non interest income increased $39,757 or 2.27% to $1,788,472 for the year ended December 31, 2005 from $1,748,715 for the year ended December 31, 2004. Mortgage banking income increased 30.91% to $823,510 for the year ended December 31, 2005. This increase is primarily due to an increase in both origination fees and the gain on the sale of the mortgage loans in the secondary market. Mortgage loan origination fees increased $132,208 or 49.00% to $402,044 for the year ended December 31, 2005 from $269,836 for the year ended December 31, 2004. Mortgage loans originated totaled $68,662,280 for the year ended December 31, 2005 compared to $58,767,560 for the year ended December 31, 2004. The discount fees earned on mortgage loans sold in the secondary market increased 89.64% to $453,384 for the year ended December 31, 2005 compared to $239,078 for the year ended December 31, 2004. This increase was primarily due to a correction of an error in accounting for a liability clearing account. The Company determined as of June 30, 2005, that the liability clearing account (discount points due investors) was not being properly recorded into mortgage banking income. The account was overstated by $142,971. The $142,971 was recorded as mortgage banking income for the twelve months ended December 31, 2005. Management determined that the error was not material to the financial statements. This increase is offset by a 36.84% increase in commissions paid due to the increase in volume of mortgage loan originations.
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
ASSET AND LIABILITY MANAGEMENT
The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. At year end 2006, total assets were $243,472,740 an increase of 9.42% from the end of the previous year, and total deposits were $215,316,901, an increase of 8.83% from the end of the previous year, while short-term borrowings, consisting of Demand Notes Issued to U.S. Treasury, increased $668,433 or 32.70% to $2,712,683 for the year ended December 31, 2006 from $2,044,250 for the year ended December 31, 2005.

At December 31, 2006, approximately 94.60% of the Company’s assets were earning assets composed of U.S. Treasury, Federal Agency and municipal securities in the amount of $40,897,855, Federal Funds Sold and interest bearing deposits in other banks in the amount of $26,865,647, and total loans including mortgage loans held for sale in the amount of $162,557,288.
The yield on a majority of the Company’s earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company’s liabilities are issued with fixed terms and can be repriced only at maturity. During 2002 and 2003 loans continued to grow at a faster rate than deposits, however, our net interest margin declined by 29 basis points from January to December 2002 and 40 basis points from January to December 2003 with the decline in interest rates. During 2004 deposits grew at a faster rate than loans and our net interest margin decreased 43 basis points from January to December. In 2005 our loans grew 23.42% compared to an increase of 10.49% in deposits. As a result our net interest margin increased 65 basis points to 4.58% at December 31, 2005 compared to 3.93% for the year ended December 31, 2004. In 2006, deposits increased $17,469,587 or 8.83% with total loans including mortgage loans held for sale increasing $3,218,638 or 2.02%. The Company’s net interest margin increased 66 basis points to 5.24% for the year ended December 31, 2006, from 4.58% at December 31, 2005.
MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and rates. For the Company, this risk is constituted primarily of interest rate risk in its lending and investing activities as they relate to their funding by deposit and borrowing activities.
The Bank’s policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities and to attempt to maintain an asset positive position over a 6 month period. In adhering to this policy, unless there is a sudden extraordinary drop in the interest rate, it is anticipated that the Bank’s net interest margins will not be materially affected by changes in interest rates. The net interest rate spread for 2006 increased to 4.26% from 3.99% for 2005 and the net interest margin for 2006 increased to 5.24% from 4.58% for 2005. Management will continue to monitor its asset sensitive position.
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
At December 31, 2006, the average maturity of the investment portfolio was 3 years 2.7 months with an average yield of 4.69% compared to 1 year 3.5 months with an average yield of 3.96% at December 31, 2005.
The Company does not take foreign exchange or commodity risks.

The following table summarizes the Bank’s interest sensitivity position as of December 31, 2006:

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less			Estimated
Earning Assets		Than 3	Than 6	Than 1	Than 5	5 years		Fair
(in 000’s)	1 Day	Months	Months	Year	Years	or More	Total	Value
Loans (1)	$117,844	$8,051	$8,898	$7,464	$18,858	$1,442	$162,557	$166,817
Investment securities	—	—	—	315	37,969	2,580	40,864	40,898
Short term investments	8	—	—	—	—	—	8	8
Federal funds sold	26,858	—	—	—	—	—	26,858	26,858

Total	$144,710	$8,051	$8,898	$7,779	$56,827	$4,022	$230,287	$234,581

Interest Bearing Liabilities (in 000’s)

CD’s and other time deposits 100,000 and over	$—	$11,096	$7,416	$3,556	$214	$—	$22,282	$22,299
CD’s and other time deposits under 100,000	141	5,412	4,031	3,601	908	—	14,093	14,072
Money market and interest bearing demand accounts	105,844	—	—	—	—	—	105,844	105,844
Savings	15,370	—	—	—	—	—	15,370	15,370
Short term borrowings	2,713	—	—	—	—	—	2,713	2,713

	$124,068	$16,508	$11,447	$7,157	$1,122	$—	$160,302	$160,298

Net	$20,642	$(8,457)	$(2,549)	$622	$55,705	$4,022	$69,985	$74,283

Cumulative		$12,185	$9,636	$10,258	$65,963	$69,985

(1)	Including mortgage loans held for sale
LIQUIDITY
Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets. The following table summarizes future contractual obligations as of December 31, 2006:

	Payment Due by Period
	Total	Less than	1-5	After 5
		1 Year	Years	Years

Contractual Obligations (in 000’s)
Time deposits	$36,375	$35,253	$1,122	$—
Short-term borrowings	2,713	2,713	—	—
Operating leases	4,589	463	2,243	1,883

Total contractual cash obligations	$43,677	$38,429	$3,365	$1,883

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
Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk. All of the securities presently owned by the Bank are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity for the Company. At December 31, 2006, the Bank had unused short-term lines of credit totaling approximately $15,500,000 (which are withdrawable at the lender’s option). Management believes that these sources are adequate to meet its liquidity needs. Liquidity at the parent company level is provided through cash dividends from the Bank and the capacity of the parent company to raise additional borrowed funds as needed.
Composition of Average Assets

	2006	2005	2004	2003	2002
Loans (1)	$159,659,211	$147,844,856	$123,923,761	$130,056,441	$117,654,356
Investment securities available for sale	39,330,090	38,596,553	34,808,745	21,202,689	23,316,608
Federal funds sold and other investments	19,901,015	26,117,322	20,439,351	11,283,346	10,420,073
Non-earning assets	13,367,186	13,380,926	12,862,545	11,612,431	10,816,299

Total average assets	$232,257,502	$225,939,657	$192,034,402	$174,154,907	$162,207,337

(1)	Including mortgage loans held for sale
Average earning assets increased by $6,331,585 from 2005 to 2006. Average earning assets increased primarily as a result of an increase in loans and investment securities available for sale offset by a decrease in average federal funds sold. Average loans for 2006 were up $11,814,355 or 7.99% from 2005. Average investment securities available for sale increased $733,537 or 1.90% from 2005. Average federal funds sold decreased $6,216,307 or 23.80% from $26,117,322 at December 31, 2005 to $19,901,015 at December 31, 2005.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
The following table shows changes in interest income and expense based upon changes in volume and changes in rates:

	2006 vs. 2005			2005 vs. 2004			2004 vs. 2003
			Net Dollar			Net Dollar			Net Dollar
	Volume	Rate	Change (1)	Volume	Rate	Change (1)	Volume	Rate	Change (1)
Loans (2)	$870,323	$2,198,109	$3,068,432	$1,456,982	$2,063,845	$3,520,827	$(325,958)	$366,225	$40,267
Investment securities available for sale	24,094	543,643	567,737	102,841	265,954	368,795	471,317	(603,167)	(131,850)
Federal funds sold and and other investments	(232,314)	382,555	150,241	84,993	504,805	589,798	104,505	36,045	140,550

Interest Income	$662,103	$3,124,307	$3,786,410	$1,644,816	$2,834,604	$4,479,420	$249,864	$(200,897)	$48,967

Interest-bearing transaction accounts	$94,708	$1,133,240	$1,227,948	$150,115	$1,067,146	$1,217,261	$43,707	$96,624	$140,331
Savings	14,469	162,438	176,907	(23,390)	139,351	115,961	5,032	8,912	13,944
Certificates of deposit	2,463	627,862	630,325	103,721	339,107	442,828	10,001	(70,978)	(60,977)
Federal funds purchased	(825)	0	(825)	825	0	825	(268)	(267)	(535)
Securities sold under agreements to repurchase	0	0	0	0	0	0	(176)	(175)	(351)
Demand notes issued to U.S. Treasury	4,052	11,887	15,939	126	11,396	11,522	(969)	1,711	742

Interest expense	$114,867	$1,935,427	$2,050,294	$231,397	$1,557,000	$1,788,397	$57,327	$35,827	$93,154

Increase (decrease) in net interest income			$1,736,116			$2,691,023			$(44,187)

(1)	Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.

(2)	Including mortgage loans held for sale

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

	2006			2005			2004
		Interest	Average		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate (1)	Balance	Earned	Rate (1)	Balance	Earned	Rate (1)
Interest-Earning Assets
Loans	$159,659,211	$13,369,944	8.38%	$147,844,856	$10,301,512	6.97%	$123,923,761	$6,780,685	5.47%
Investment securities available for sale	39,330,090	1,812,842	4.61%	38,596,553	1,245,105	3.23%	34,808,745	876,310	2.52%
Investment securities held to maturity	—	—	—	—	—	—	—	—	—
Federal funds sold	19,893,084	987,054	4.96%	26,109,498	836,842	3.21%	20,431,597	247,074	1.21%
Other investments	7,931	118	1.49%	7,824	89	1.14%	7,754	59	.76%

Total earning assets	$218,890,316	$16,169,958	7.39%	$212,558,731	$12,383,548	5.83%	$179,171,857	$7,904,128	4.41%

Interest-Bearing Liabilities:
Interest bearing transaction accounts	$100,320,632	$2,842,552	2.83%	$95,019,920	$1,614,604	1.70%	$73,133,008	$397,343	.54%
Savings	13,375,943	368,861	2.76%	12,491,787	191,954	1.54%	15,611,552	99,281	.64%
Certificates of deposit	35,630,096	1,450,870	4.07%	35,523,778	820,545	2.31%	28,505,255	354,429	1.24%
Federal funds purchased	—	—	—	33,014	825	2.50%	—	—	—
Securities sold under agreement to repurchase	—	—	—	—	—	—	—	—	—
Demand notes issued to U.S. Treasury	710,888	34,209	4.81%	595,488	18,270	3.07%	584,736	6,748	1.15%

Total interest bearing liabilities	$150,037,559	$4,696,492	3.13%	$143,663,987	$2,646,198	1.84%	$117,834,551	$857,801	.73%

Net interest spread			4.26%			3.99%			3.68%
Net interest margin			5.24%			4.58%			3.93%
Net interest income		$11,473,466			$9,737,350			$7,046,327

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis. Average loan balances include non-accrual loans and mortgage loans held for sale.

INVESTMENT PORTFOLIO
The following is a schedule of the Bank’s investment portfolio as of December 31, 2006, as compared to December 31, 2005, and December 31, 2005 to December 31, 2004:

	DECEMBER 31, 2006
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Treasury Bonds	$5,968,555	$8,045	$—	$5,976,600
U.S. Treasury Notes	5,869,713	61,287	—	5,931,000
Federal Agency Securities	3,000,000	—	10,200	2,989,800
Government-Sponsored Agencies	20,798,027	64,356	58,883	20,803,500
Municipal Securities	5,228,611	29,344	61,000	5,196,955

Total	$40,864,906	$163,032	$130,083	$40,897,855

	DECEMBER 31, 2005
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Treasury Bills	$23,858,701	$—	$29,701	$23,829,000
Other U.S. Treasury Obligations	2,991,648	—	1,248	2,990,400
Federal Agency Securities	3,000,000	—	—	3,000,000
Government-Sponsored Agencies	5,944,483	—	23,683	5,920,800
Municipal Securities	4,120,820	25,753	53,533	4,093,040

Total	$39,915,652	$25,753	$108,165	$39,833,240

	DECEMBER 31, 2004
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Treasury Bills	$39,786,310	$—	$37,021	$39,749,289
Other U.S. Treasury Obligations	1,998,258	33,742	—	2,032,000
Federal Agency Securities	—	—	—	—
Government-Sponsored Agencies	1,997,889	40,111	—	2,038,000
Municipal Securities	1,740,000	79,405	—	1,819,405

Total	$45,522,457	$153,258	$37,021	$45,638,694

The Bank’s investment portfolio had a weighted average yield of 4.69%, 3.96% and 2.53% at December 31, 2006, 2005 and 2004, respectively.

LOAN PORTFOLIO COMPOSITION
The following is a schedule of the Bank’s loan portfolio as of December 31, 2006, as compared to December 31, 2005, 2004, 2003 and 2002:

	Book Value (in 000’s)
Type	2006	2005	2004	2003	2002
Commercial and industrial loans	$53,609	$52,373	$44,829	$46,687	$46,908
Real estate loans	99,932	98,619	76,094	69,919	63,372
Loans to individuals for household, family and other personal expenditures	4,872	4,941	6,256	7,045	5,863
All other loans (including overdrafts)	259	170	225	215	63

Total Loans (excluding unearned income)	$158,672	$156,103	$127,404	$123,866	$116,206

As a Bank with a mission to serve its community, there is a geographic concentration of loans in Charleston, Dorchester and Berkeley Counties.
The Bank had no foreign loans or loans to fund leveraged buyouts (LBO’s) during 2006, 2005, 2004, 2003 or 2002.

	SELECTED LOAN MATURITY (IN 000 ’S )
		Over one but
	One year	less than five	Over
Type	or less	years	five years	Total
Commercial and industrial loans	$27,368	$9,874	$16,367	$53,609
Real Estate Loans	30,530	13,825	55,577	99,932
Loans to individuals for household, family and other personal expenditures	2,119	1,111	1,642	4,872
All other loans (including overdrafts)	99	21	139	259

Total Loans (excluding unearned income)	$60,116	$24,831	$73,725	$158,672

IMPAIRED AND RESTRUCTURED LOANS
The Bank had impaired loans totaling $10,864 as of December 31, 2006 compared to $80,852, $65,751, $128,504 and $198,309 as of December 31, 2005, 2004, 2003 and 2002, respectively. The impaired loans include non-accrual loans with balances at December 31, 2006, 2005, 2004, 2003 and 2002 of $10,864, $80,852, $65,751, $102,588 and $198,309, respectively. The Bank had no restructured loans at December 31, 2006, one restructured loan included in non accrual loans at December 31, 2005 in the amount of $3,394, no restructured loans at December 31, 2004, one restructured loan in the amount of $25,916 at December 31, 2003 and no restructured loans at December 31, 2002. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.
NON-ACCRUAL AND PAST DUE LOANS
The Bank had $10,864 in non-accrual loans as of December 31, 2006, compared to $80,852, $65,751, $102,588 and $198,309 as of December 31, 2005, 2004, 2003 and 2002, respectively. There were two loans over 90 days past due still accruing interest at December 31, 2006 in the amount of $44,534 and no loans over 90 days past due still accruing interest at December 31, 2005.
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
The allowance for loan losses consists of an estimated reserve for classified loans and an estimated reserve for unclassified loans. Classified loans are assigned a loss estimate in the allowance for loan loss model based on their risk grade. The loss estimate is based on regulatory guidelines which the Company believes is an appropriate measure of the estimated loss on its classified loans. The loss estimate for classified loans is 5% for other loans especially mentioned and 15% for substandard loans. The loss estimate for doubtful and loss loans is 50% and 100%, respectively. Loans on the Company’s watch list have a loss estimate of 1.5%. Unclassified loans are assigned a loss ratio in the allowance for loan loss model based on the Company’s average historical loss experience for the previous five years, adjusted quarterly. The Company believes the five year historical loss ratio is a reasonable estimate of the existing losses in the unclassified loan portfolio. In addition, the reserve includes unclassified past due loans greater than 30 days at 2.5%. During the quarter ending March, 31, 2006 the Company reviewed its allowance for loan loss model and made changes to better reflect the risk in the portfolio. The changes included adding additional risk factors to the model. Loan and credit administration risk includes collateral documentation, insurance risk and maintenance of borrower’s financial information risks. A risk factor of .0625% was added to the model for each of the loan and credit administration risk. Economic conditions, international, national and local, have an impact on the bank and the bank’s borrowers. Because the economic conditions are often macroeconomic in nature and cannot be controlled by the bank, a risk factor of .0625% has been added to the model for this risk. Portfolio risk includes portfolio growth and trends as well as over margined real estate lending risk. Loans increased significantly in 2005 and management is concerned about the lack of seasoning of this increase and its potential risk to our asset quality. From time to time the Company extends credit beyond our normal collateral advance percentages in our real estate lending. An excessive level of this lending practice may result in additional examiner scrutiny, competitive disadvantages, and potential losses if the collateral becomes acquired by the Company. Risk factors of .0625% and .25% have been added to the model for portfolio growth and trends and over margined real estate lending risks, respectively. The concentration risk factor includes loan concentration and geographic concentration. As of December 31, 2006, there were only five Standard Industrial Code groups that comprised more than three percent of our total loans outstanding. The market area of the Company is located along the coast and also located on an earthquake fault, increasing the chances of a natural disaster which would impact the Company and the Company’s borrowers. A risk factor of .0625% was added to the model for each of the concentration risk factors. Off balance sheet risk includes off balance sheet items that are unfunded amounts under existing approved lines of credit, letters of credit, Automated Clearing House activity and our potential liability for recourse in the mortgage loans we sell to investors. A risk factor of .025% has been added to the model for off balance sheet risk.
Based on the evaluation described above, the Company recorded a provision for loan losses of $240,000 for the year ended December 31, 2006 compared to a provision for loan losses of $12,000 for the year ended December 31, 2005. The Company believes that the five year historical average is more representative of the loss cycle of their portfolio based on their review of the timing of large losses in their portfolio and the fact that such losses would not be captured in the average loss ratio using a three-year period. Classified assets were $1.1 million at December 31, 2006 compared to $1.9 million at December 31, 2005.
Net recoveries were $37,819 in 2006 or .02% of average loans as compared to net charge-offs of $38,726 in 2005 or .03% of average loans. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.
The allowance for loan losses increased $277,819 or 27.31% to $1,294,994 or .82% of total loans, excluding mortgage loans held for sale, at December 31, 2006 from $1,017,175 or .65% of total loans at December 31, 2005. Management believes the allowance for a loan loss at December 31, 2006 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.
Management is currently watching the local real estate market which has had significant price appreciation in the last three years with a corresponding increase in cost and availability of insurance. We are currently seeing a slower real estate market, specifically an increase in days on market and modest price depreciation.

	SUMMARY OF LOAN LOSS EXPERIENCE
	December 31,
	2006	2005	2004	2003	2002
Allowance for loan losses, beginning of year	$1,017,175	$1,043,901	$1,169,627	$1,361,438	$1,201,091
Charge-offs:
Commercial	9,164	—	89,308	62,827	51,856
Consumer	15,692	45,982	6,457	153,480	9,632
Real estate	—	—	—	—	—
Other	—	410	2,890	3,104	3,661

Total charge-offs	24,856	46,392	98,655	219,411	65,149

Recoveries:
Commercial	50,227	5,461	63,443	10,520	27,319
Consumer	4,233	2,145	12,486	6,590	2,287
Real estate	—	—	—	—	—
Other	8,215	60	—	1,260	890

Total recoveries	62,675	7,666	75,929	18,370	30,496
Net (recoveries) charge-offs	(37,819)	38,726	22,726	201,041	34,653
Additions (recovery) to reserve through provision expense	240,000	12,000	(103,000)	9,230	195,000

Allowance for loan losses, end of year	$1,294,994	$1,017,175	$1,043,901	$1,169,627	$1,361,438

	DEPOSITS

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less
		Than 3	Than 6	Than 1	Than 5	5 years
(in 000’s)	1 Day	Months	Months	Year	Years	or More	Total
CD’s and other time deposits 100,000 and over	$—	$11,096	$7,416	$3,556	$214	$—	$22,282
CD’s and other time deposits under 100,000	$141	$5,412	$4,031	$3,601	$908	$—	$14,093
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

The Company’s off-balance sheet arrangements, consist principally of commitments to extend credit described below. At December 31, 2006 and 2005, the Company had no interests in non-consolidated special purpose entities.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $49,060,480 and $45,383,793 at December 31, 2006 and 2005 respectively.
Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At December 31, 2006 and 2005, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2006 and 2005 was $721,602 and $635,402, respectively.
The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. The fair value of these commitments was not significant at December 31, 2006 and 2005. The Company had forward sales commitments, totaling $4.0 million at December 31, 2006, to sell loans held for sale of $4.0 million. At December 31, 2005, the Company had forward sales commitments of $3.3 million. The fair value of these commitments was not significant at December 31, 2006 or 2005. The Company has no embedded derivative instruments requiring separate accounting treatment.
Once the Company sells certain fixed rate residential loans, the loans are no longer reportable on the Company’s balance sheet. With most of these sales, the Company has an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This warranty period ranges from three to six months. The unpaid principal balance of loans sold with recourse was $25,441,000 at December 31, 2006 and $42,792,000 at December 31, 2005.
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
CAPITAL RESOURCES
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercising of stock options of $124,000 in 1995, 1996, 1997, 1998, and $603,368 in 2006, for a total shareholders’ equity at December 31, 2006, of $23,640,431. The rate of asset growth from the Bank’s inception has not negatively impacted this capital base. Effective December 31, 1990, regulatory authorities adopted risk based capital guidelines for financial institutions. These risk based guidelines are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at December 31, 2006, for the Bank was 12.16% and 11.64% at December 31, 2005. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
At December 31, 2006 and 2005, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.
Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2006.
THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST
During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. The Board of Directors of the Bank approved the cash contribution of $330,000 to The Bank of South Carolina Employee Stock Ownership Plan for the fiscal year ended December 31, 2006. The contribution was made during 2006. An amendment and restatement was made to the Employee Stock ownership plan effective January 1, 2007, approved by the Board of Directors January 18, 2007. This amendment was made to comply with the Pension Protection Act of 2006. An application has been filed with the Internal Revenue Service for advance determination of the qualification of the Employee Stock Ownership Plan and Trust Agreement. All employees were notified of their right to express their opinion to Employee Plan Determinations, as to the qualification of the Employee Stock Ownership Plan and Trust Agreement. The Bank is the Plan Administrator. T. Dean Harton, Sheryl G. Sharry and Hugh C. Lane, Jr., currently serve as the Plan Administrative Committee and as Trustees for the Plan. The Plan currently owns 226,823 shares of common stock of Bank of South Carolina Corporation.

1901 Main Street, Suit 1650 P.O. Box 2227 Columbia, SC 29202-2227

Phone 803.256.0002 Fax 803.254.4724
Item 7. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Bank of South Carolina Corporation and subsidiary
Charleston, South Carolina
We have audited the accompanying consolidated balance sheet of Bank of South Carolina Corporation and subsidiary (the Corporation) as of December 31, 2006 and the related consolidated statement of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and subsidiary at December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Elliott Davis, LLC
Columbia, South Carolina
February 20, 2007
www.elliottdavis.com

Report of Independent Registered Public Accounting Firm
The Board of Directors
Bank of South Carolina Corporation and subsidiary
Charleston, South Carolina
We have audited the accompanying consolidated balance sheet of Bank of South Carolina Corporation and subsidiary (the “Corporation”) as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
Raleigh, North
Carolina February 24, 2006

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2006	2005
ASSETS

Cash and due from banks	$9,747,621	$9,663,790
Interest bearing deposits in other banks	7,990	7,872
Federal funds sold	26,857,657	10,600,904
Investment securities available for sale (amortized cost of $40,864,906 and $39,915,652 in 2006 and 2005, respectively)	40,897,855	39,833,240
Mortgage loans to be sold	3,960,728	3,330,312
Loans	158,596,560	156,008,338
Less: Allowance for loan losses	(1,294,994)	(1,017,175)

Net loans	157,301,566	154,991,163

Premises, equipment and leasehold improvements, net	2,662,086	2,741,085
Accrued interest receivable	1,474,703	919,502
Other assets	562,534	429,658

Total assets	$243,472,740	$222,517,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand	$58,835,554	$58,988,930
Interest bearing demand	48,557,628	47,109,142
Money market accounts	56,179,204	45,135,211
Certificates of deposit $100,000 and over	22,281,984	22,528,894
Other time deposits	14,092,859	12,555,221
Other savings deposits	15,369,672	11,529,916

Total deposits	215,316,901	197,847,314

Short-term borrowings	2,712,683	2,044,250
Accrued interest payable and other liabilities	1,802,725	1,120,168

Total liabilities	219,832,309	201,011,732
Shareholders’ equity:
Common stock — No par, 6,000,000 shares authorized; Issued 4,129,409 shares at December 31, 2006 and 4,064,607 at December 31,2005 Shares outstanding 3,929,908 at December 31, 2006 and 3,865,106 at December 31, 2005	—	—
Additional paid in capital	22,719,918	22,077,627
Retained earnings	2,592,719	1,173,050
Treasury stock; 199,501 shares at December 31, 2006 and 2005	(1,692,964)	(1,692,964)
Accumulated other comprehensive income (loss), net of income taxes	20,758	(51,919)

Total shareholders’ equity	23,640,431	21,505,794

Total liabilities and shareholders’ equity	$243,472,740	$222,517,526

Commitments and contingencies (note 8)
See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Interest and fee income
Interest and fees on loans	$13,369,944	$10,301,512	$6,780,685
Interest and dividends on investment securities	1,812,842	1,245,105	876,310
Other interest income	987,172	836,931	247,133

Total interest and fee income	16,169,958	12,383,548	7,904,128

Interest expense
Interest on deposits	4,662,283	2,627,103	851,053
Interest on short-term borrowings	34,209	19,095	6,748

Total interest expense	4,696,492	2,646,198	857,801

Net interest income	11,473,466	9,737,350	7,046,327
Provision for (recovery of) loan losses	240,000	12,000	(103,000)

Net interest income after provision for (recovery of) loan losses	11,233,466	9,725,350	7,149,327

Other income
Service charges, fees and commissions	873,901	932,832	1,090,395
Mortgage banking income	590,332	823,510	629,053
Other non-interest income	26,110	32,130	29,267
Loss on sale of securities	(22,950)	—	—

Total other income	1,467,393	1,788,472	1,748,715

Other expense
Salaries and employee benefits	4,007,883	3,831,391	3,483,438
Net occupancy expense	1,227,896	1,203,630	1,202,633
Other operating expenses	1,467,937	1,494,246	1,387,538

Total other expense	6,703,716	6,529,267	6,073,609

Income before income tax expense	5,997,143	4,984,555	2,824,433
Income tax expense	2,068,880	1,799,549	978,810

Net income	$3,928,263	$3,185,006	$1,845,623

Basic income per common share	$1.01	$0.83	$0.48

Diluted income per common share	$1.00	$0.81	$0.48

Weighted average shares outstanding
Basic	3,900,707	3,859,351	3,857,411

Diluted	3,945,928	3,913,119	3,868,448

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					ACCUMULATED
		ADDITIONAL			OTHER
	COMMON	PAID IN	RETAINED	TREASURY	COMPREHENSIVE
	STOCK	CAPITAL	EARNINGS	STOCK	INCOME (LOSS)	TOTAL
December 31, 2003	$—	$20,315,087	$488,339	$(1,497,093)	$341,506	$19,647,839
Comprehensive income:
Net income	—	—	1,845,623	—	—	1,845,623
Net unrealized losses on securities (net of tax effect of $157,560)	—	—	—	—	(268,277)	(268,277)
Total comprehensive income	—	—	—	—		1,577,346

Cash dividends ($0.44 per common share)	—	—	(1,234,469)	—	—	(1,234,469)

December 31, 2004	$—	$20,315,087	$1,099,493	$(1,497,093)	$73,229	$19,990,716
Comprehensive income:
Net income	—	—	3,185,006	—	—	3,185,006
Net unrealized losses on securities (net of tax effect of $73,502)	—	—	—	—	(125,148)	(125,148)

Total comprehensive income	—	—	—	—	—	3,059,858
Exercise of Stock Options		225				225
Issuance of 10% Stock Distribution		1,762,315	(1,570,313)	(195,871)		(3,869)

Cash dividends ($0.51 per common share)	—	—	(1,541,136)	—	—	(1,541,136)

December 31, 2005	$—	$22,077,627	$1,173,050	$(1,692,964)	$(51,919)	$21,505,794
Comprehensive income:
Net income	—	—	3,928,263	—	—	3,928,263
Net unrealized gains on securities (net of tax effect of $34,192)	—	—	—	—	57,530	57,530
Reclassification adjustment for losses included in net income (net of tax effect of $8,492)	—	—	—	—	15,147	15,147

Total comprehensive income	—	—	—	—	—	4,000,940
Exercise of Stock Options	—	603,368	—	—	—	603,368
Stock-based compensation expense	—	38,923	—	—	—	38,923

Cash paid on fractional shares 25% stock dividend	—	—	(3,913)	—	—	(3,913)
Cash dividends ($0.67 per common share)	—	—	(2,504,681)	—	—	(2,504,681)

December 31, 2006	$—	$22,719,918	$2,592,719	$(1,692,964)	$20,758	$23,640,431

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$3,928,263	$3,185,006	$1,845,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	242,239	275,445	290,776
Loss on sale of securities	22,950	—	—
Provision for (recovery of) loan losses	240,000	12,000	(103,000)
Gain on disposal of fixed assets	—	2,000	—
Stock-based compensation expense	38,923	—	—
Deferred income taxes	(78,356)	4,954	16,403
Accretion of unearned discounts on investment securities	(201,598)	(977,781)	(379,304)
Origination of mortgage loans held for sale	(60,843,768)	(68,662,280)	(58,767,560)
Proceeds from sale of mortgage loans held for sale	60,213,352	67,035,159	58,434,591
(Increase) decrease in accrued interest receivable and other assets	(652,405)	(461,871)	(41,246)
Increase (decrease) in accrued interest payable and other liabilities	203,220	252,382	114,219

Net cash provided by operating activities	3,112,820	665,014	1,410,502

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	24,263,906	76,285,000	56,255,000
Purchase of investment securities available for sale	(28,004,512)	(69,700,415)	(75,451,065)
Net (increase) decrease in loans	(2,550,403)	(28,642,818)	(3,561,311)
Purchase of premises, equipment and leasehold improvements, net	(163,240)	(161,594)	(143,900)
Proceeds from sale of available for sale securities	2,970,000	—	—

Net cash used by investing activities	(3,484,249)	(22,219,827)	(22,901,276)

Cash flows from financing activities:
Net increase in deposit accounts	17,469,587	18,777,236	12,927,566
Net increase (decrease) in short–term borrowings	668,433	582,321	507,975
Dividends paid	(2,025,344)	(1,385,913)	(1,234,469)
Fractional shares paid	(3,913)	(3,869)	—
Stock options exercised	603,368	225	—

Net cash provided by financing activities	16,712,131	17,970,000	12,201,072

Net (decrease) increase in cash and cash equivalents	16,340,702	(3,584,813)	(9,289,702)
Cash and cash equivalents at beginning of year	20,272,566	23,857,379	33,147,081

Cash and cash equivalents at end of year	$36,613,268	$20,272,566	$23,857,379

Supplemental disclosure of cash flow data:
Cash paid during the year for:
Interest	$4,442,208	$2,444,019	$847,108

Income taxes	$2,246,223	$1,799,589	$846,361

Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized loss on securities available for sale, net of income taxes	$72,667	$(125,148)	$(268,277)

Real estate acquired through foreclosure	$—	$—	$—

Change in dividends payable	$479,338	$155,223	$—

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investment Securities: The Company accounts for its investment securities in accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investments are classified into three categories as follows: (1) Held to Maturity — debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading — debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale — debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis. All securities were classified as available for sale for 2006 and 2005.

Loans Receivable Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. At December 31, 2006 and 2005, the Company had approximately $4.0 million and $3.3 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS No. 140), and are included in mortgage banking income in the consolidated statements of operations.

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

31	(Continued)

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
Concentration of Credit Risk: The Company’s primary market consist of the counties of Berkeley, Charleston and Dorchester, South Carolina. At December 31, 2006, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.
Premises, Equipment and Leasehold Improvements and Depreciation: Buildings and equipment are carried at cost less accumulated depreciation, calculated on the straight-line method over the estimated useful life of the related assets — 40 years for buildings and 3 to 15 years for equipment. Amortization of leasehold improvements is recorded using the straight- line method over the lesser of the estimated useful life of the asset or the term of the lease. Maintenance and repairs are charged to operating expenses as incurred.

32	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Real Estate Owned: Other real estate owned is recorded at the lower of fair value less estimated selling costs or cost and is included in other assets on the consolidated balance sheets. There was no other real estate owned at December 31, 2006 or 2005. Gains and losses on the sale of other real estate owned and subsequent write-downs from periodic reevaluation are charged to other operating income.
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

33	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
(dollars, except per share, in thousands)	2006	2005	2004
Net income, as reported	$3,928	$3,185	$1,846
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	39	—	—

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(39)	(36)	(34)

Proforma net income including stock based compensation cost based on fair value method	$3,928	$3,149	$1,812

Income per share:
Basic — as reported	$1.01	$0.83	$0.48

Basic — proforma	$1.01	$0.81	$0.47

Diluted — as reported	$1.00	$0.81	$0.48

Diluted — proforma	$1.00	$0.80	$0.47

There were 32,500 shares granted in 2006 and no options granted in 2005 and 5,500 in 2004. The weighted average fair value per share of options granted in 2006 and 2004, amounted to $4.54 and $2.86, respectively. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: dividend yield of 3.58% and 3.29% for 2006 and 2004, respectively; historical volatility of 29.98% and 24.49% for 2006 and 2004, respectively; risk-free interest rate of 4.36% and 3.94% for 2006 and 2004, respectively; expected lives of the options of 7.5 years and 7.5 years for 2006 and 2004, respectively. For purposes of the proforma calculation compensation expense is recognized on a straight-line basis over the vesting period.

34	(Continued)

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
Cash Flows: Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average reserve requirement was approximately $960,000 and $738,000 for the reserve periods ended December 31, 2006 and 2005, respectively.
Recent Accounting Pronouncements: In December 2004, the FASB issued Statement No. 123 (revised December 2004), “Share-Based Payments”. Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans (ESPPs). It carries forward prior guidance on accounting for awards to nonemployees. Accounting for employee-stock-ownership-plan transactions (ESOPs) will continue to be accounted for in accordance with SOP 93-6. Awards to most nonemployee directors will be accounted for as employee awards. Statement 123R replaces FASB Statements No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted FAS 123R during the first quarter ending March 31, 2006. The Company has recorded an expense of $38,923 in salaries for stock-based compensation.

35	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sales securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the

36	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan and therefore, the adoption of SFAS 158 will not have any impact on the financial condition or results of operation of the Company.
In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.
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
Reclassifications: Certain prior year amounts have been reclassified to conform to the 2006 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

37	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	DECEMBER 31, 2006
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

U.S. Treasury Bonds	$5,968,555	$8,045	$—	$5,976,600
U.S. Treasury Notes	5,869,713	61,287	—	5,931,000
Federal Agency Securities	3,000,000	—	10,200	2,989,000

Government-Sponsored Agencies	20,798,027	64,356	58,883	20,803,500
Municipal Securities	5,228,611	29,344	61,000	5,196,955

Total	$40,864,906	$163,032	$130,083	$40,897,855

	DECEMBER 31, 2005
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Treasury Bills	$23,858,701	$—	$29,701	$23,829,000
Other U.S. Treasury Obligations	2,991,648	—	1,248	2,990,400
Federal Agency Securities	3,000,000	—	—	3,000,000
Government-Sponsored Agencies	5,944,483		23,683	5,920,800
Municipal Securities	4,120,820	25,753	53,533	4,093,040

Total	$39,915,652	$25,753	$108,165	$39,833,240

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2006, by contractual maturity are as follows:

		ESTIMATED
	AMORTIZED	FAIR
	COST	VALUE
Due in one year or less	$315,000	$315,622
Due in one year to five years	37,290,810	37,346,764
Due in five years to ten years	2,556,709	2,527,191
Due in ten years to fifteen years	702,387	708,278

Total	$40,864,906	$40,897,855

38	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2006 there was one sale of an investment security which resulted in a realized loss of $22,950. Gross proceeds from the sale were $2,970,000. There were no sales of investment securities during 2005.
The carrying value of investment securities pledged to secure deposits and other balances was $30,725,279 and $24,782,766 at December 31, 2006 and 2005, respectively.
Gross unrealized losses and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 are as follows:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities

U.S. Treasury Bonds	$—	$—	$—	$—	$—	$—
U.S. Treasury Notes	—	—	—	—	—	—
Federal Agency Securities	2,989,000	10,200	—	—	2,989,000	10,200
Government-Sponsored Agencies	11,840,000	58,883	—	—	11,840,000	58,883
Municipal Securities	2,282,861	61,000	—	—	2,282,861	61,000

	$17,111,861	$130,083	$—	$—	$17,111,861	$130,083

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

39	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.	LOANS

Major classifications of loans are as follows:

	DECEMBER 31,
	2006	2005
Commercial loans	$52,603,319	$50,154,880
Commercial real estate	76,295,205	75,204,175
Residential mortgage	14,430,196	12,722,085
Consumer loans	4,377,353	4,435,057
Personal bank lines	10,719,387	13,327,532
Other	246,774	258,575

	158,672,235	156,102,304

Deferred loan fees (Net)	(75,675)	(93,966)
Allowance for loan losses	(1,294,994)	(1,017,175)

Loans, net	$157,301,566	$154,991,163

Changes in the allowance for loan losses are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Balance at beginning of year	$1,017,175	$1,043,901	$1,169,627
(Recovery) provision for loan losses	240,000	12,000	(103,000)
Charge offs	(24,856)	(46,392)	(98,655)
Recoveries	62,675	7,666	75,929

Balance at end of year	$1,294,994	$1,017,175	$1,043,901

During the second quarter of 2005, the Company adopted FASB Statement No. 91 (FAS 91) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an amendment of FASB Statement No. 13, 60 and 65 and a rescission of FASB Statement No. 17)”. FAS 91 establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans. This statement also specifies the accounting for fees and initial direct costs associated with leasing. The adoption of FAS 91 by the Company in the second quarter resulted in a decrease to interest income and fees on loans and total loans of $76,000. The $76,000 will be spread over the remaining life of the loans originated before June 30, 2005. As of July 1, 2005 any fee or cost associated with originating or acquiring loans are being deferred and amortized in accordance with FAS 91. The net balance of the deferred loan fees at December 31, 2006 and 2005 was $75,675 and $93,966, respectively.

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

As of December 31, 2006 and 2005, the Company had loans on non-accrual totaling $10,864 and $80,852, respectively. The additional amount of gross income that would have been recorded during 2006, 2005 and 2004 if these loans had performed as agreed would have been $76, $4,167 and $1,924, respectively. The Company did not recognize any interest income on these loans in 2006, 2005 or 2004 while these loans were on non-accrual.

There were two loans in the amount of $44,534 over 90 days past due still accruing interest at December 31, 2006 and no loans over 90 days past due still accruing interest at December 31, 2005.

At December 31, 2006 and 2005 impaired loans amounted to $10,864 and $80,852, respectively, and their related reserve for loan losses totaled $10,697 and $44,799 at December 31, 2006 and 2005, respectively. The Bank had no restructured loans at December 31, 2006 and one restructured loan included in the non accrual loans of $3,394 at December 31, 2005. For the years ended December 31, 2006, 2005 and 2004, the average recorded investment in impaired loans was $24,037, $ 93,536 and $76,707, respectively, and $ 2,220 in 2006, $2,552 in 2005 and $3,428 in 2004 of interest income was recognized on loans prior to being considered impaired. All of this income was recognized using the accrual method of accounting.

4.	PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements are summarized as follows:

	DECEMBER 31,
	2006	2005
Bank buildings	$1,797,577	$1,797,577
Land	838,075	838,075
Leasehold purchase	30,000	30,000
Lease improvements	340,313	319,253
Equipment	2,981,048	2,838,868

	5,987,013	5,823,773
Accumulated depreciation	(3,324,927)	(3,082,688)

Total	$2,662,086	$2,741,085

41	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.	DEPOSITS

At December 31, 2006 and 2005, certificates of deposit of $100,000 or more totaled approximately $22,281,984 and $22,528,894, respectively. Interest expense on these deposits was $918,322 in 2006 and $530,961 in 2005.

At December 31, 2006, the schedule maturities of certificates of deposit are as follows:

2007	$35,252,722
2008	616,883
2009	—
2010	505,238
2011 and thereafter	—
$36,374,843
6.	SHORT-TERM BORROWINGS

The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The bank may borrow up to $2,800,000 under the arrangement at an interest rate of .42%. The note is secured by Government Sponsored Agency Securities with a market value of $3,484,500 at December 31, 2006. The amount outstanding under the note totaled $2,712,683 and $2,044,250 at December 31, 2006 and 2005, respectively.

At December 31,2006 and 2005, the Bank had unused short-term lines of credit totaling approximately $15,500,000 and $18,500,000 respectively (which are withdrawable at the lender’s option).

7.	INCOME TAXES

Total income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Income tax expense	$2,068,880	$1,799,549	$978,810

Stockholders’ equity, for unrealized gain (losses) on securities available for sale	42,684	(73,502)	(157,560)

Total	$2,111,564	$1,726,047	$821,250

42	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax expense attributable to income before income tax expense consists of:

	Current	Deferred	Total
YEAR ENDED DECEMBER 31, 2006

U.S. Federal	$1,971,733	$(83,310)	$1,888,423

State and local	180,457	—	180,457

	$2,152,190	$(83,310)	$2,068,880

YEAR ENDED DECEMBER 31, 2005

U.S. Federal	$1,649,749	$4,954	$1,654,703

State and local	144,846	—	144,846

	$1,794,595	$4,954	$1,799,549

YEAR ENDED DECEMBER 31, 2004

U.S. Federal	$880,127	$16,403	$896,530

State and local	82,280	—	82,280

	$962,407	$16,403	$978,810

Income tax expense attributable to income before income tax expense was $2,068,880, $1,799,549 and $978,810 for the years ended December 31, 2006, 2005 and 2004 respectively, and differed from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

		Years Ended
		December 31,
	2006	2005	2004
Computed “expected” tax expense	$2,039,029	$1,694,749	$960,307

Increase (reduction) in income taxes Resulting from:

Tax exempt interest income	(55,101)	(29,175)	(30,397)
State income tax, net of federal benefit	138,143	95,598	54,305

Other, net	(53,191)	38,377	(5,405)

	$2,068,880	$1,799,549	$978,810

43	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	December 31,
	2006	2005
Deferred tax assets:
Deferred loan fees	$25,730	$32,000
Unrealized loss on securities available for sale	—	30,493
State Net Operating Loss	12,000	9,000
Carryforward Bad Debt Reserves	371,547	295,917
Other	24	—

Total gross deferred tax assets	409,301	367,410
Less valuation allowance	(12,000)	(9,000)

Net deferred tax assets	397,301	358,410

Deferred tax liabilities:
Prepaid expenses	(34,841)	(32,000)
Unrealized loss (gain) on securities available for sale	(12,191)	—
Fixed assets, principally due to differences in depreciation	(59,770)	(108,000)
Other	(32,867)	(1,400)

Total gross deferred tax liabilities	(139,669)	(141,400)

Net deferred tax asset	$257,632	$217,010

44	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There was a $12,000 valuation allowance for deferred tax assets at December 31, 2006 and a $9,000 valuation allowance at December 31, 2005. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2006. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Tax returns for 2003 and subsequent years are subject to examination by taxing authorities.

8.	COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements to lease equipment and its office facilities under noncancellable operating lease agreements expiring on various dates through 2011. The Company may, at its option, extend the lease of its office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods and extend the land lease where the Mt. Pleasant office is constructed for six additional five year periods. Management intends to exercise its option on the Meeting Street lease. Lease payments below include the lease renewal. Minimum rental commitments for these leases as of December 31, 2006 are as follows:

2007	$463,427
2008	469,331
2009	460,663
2010	458,552
2011	426,100
2012 and thereafter	2,311,254

Total	$4,589,327

Total rental expense was $447,602, $441,568 and $428,087 in 2006, 2005 and 2004, respectively.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

45	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $49,060,480 and $45,383,793 at December 31, 2006 and 2005, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At December 31, 2006 and 2005, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2006 and 2005 was $721,602 and $635,402, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. The fair value of these commitments was not significant at December 31, 2006 and 2005. The Company has forward sales commitments, totaling $4.0 million at December 31, 2006 to sell loans held for sale of $4.0 million. Such forward sales commitments are to sell loans at par value and are generally funded within 60 days. The fair value of these commitments was not significant at December 31, 2006. The Company has no embedded derivative instruments requiring separate accounting treatment.

9.	RELATED PARTY TRANSACTIONS

In the opinion of management, loans to officers and directors of the Company are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectibility. There were no outstanding loans to executive officers of the Company as of December 31, 2006 and 2005. Related party loans are summarized as follows:

	DECEMBER 31,
	2006	2005
Balance at beginning of year	$2,087,847	$2,576,663
New loans or advances	4,682,223	2,391,254
Repayments	(5,047,663)	(2,880,070)

Balance at end of year	$1,722,407	$2,087,847

46	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.	OTHER EXPENSE

A summary of the components of other operating expense is as follows:

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Advertising and business	$30,584	$19,976	$26,133
Supplies	127,750	140,647	153,334
Telephone and postage	165,833	170,042	153,155
Insurance	53,574	59,440	50,554
Professional fees	309,309	323,102	304,258
Data processing services	316,848	308,297	287,232
State and FDIC insurance and fees	48,928	48,698	44,905
Courier service	170,095	171,362	134,945
Other	245,016	252,682	233,022

	$1,467,937	$1,494,246	$1,387,538

11.	INCENTIVE STOCK OPTION PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company has an Incentive Stock Option Plan which was approved in 1998. Under the 1998 Incentive Stock Option Plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. On October 2, 2005, Nathaniel I. Ball, III in accordance with the Incentive Stock Option Plan, exercised his option to purchase 16,637 shares of common stock. The stock was purchased with the redemption of 10,300 shares of Bank of South Carolina Corporation common stock (personally held) with a price of $18.00 a share and a payment of $225 cash. During the year ended December 31, 2006, twenty-five employees exercised their option to purchase 64,802 shares. The stock options were fully vested and fully exercisable. At December 31, 2006, 30,717 shares of common stock are reserved to be granted under the 1998 Incentive Stock Option Plan from the original 272,250 shares.

All outstanding options, option price, and option activity for the stock-based option plan has been retroactively restated to reflect the effects of the 10% stock dividend declared June 19, 2003, a 10% stock distribution declared April 12, 2005, and a 25% stock dividend declared on April 11, 2006.

A summary of the activity under the stock-based option plan for the years ended December 31, 2006, 2005, and 2004 follows:

		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, January 1	197,895	$9.09	235,155	$9.11	244,172	$9.10
Granted	32,500	16.62	—	—	5,500	10.18
Expired	(5,499)	9.97	(16,464)	9.62	(14,517)	9.34
Exercised	(64,802)	9.31	(20,796)	8.92	—	—

Outstanding December 31	160,094	$10.49	197,895	$9.09	235,155	$9.11

47	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Contractual	Exercise	Options	Exercise
Exercise Prices:	Outstanding	Life	Price	Exercisable	Price
$ 8.92	112,465	4.4	$8.92	—	$—
$ 9.39	15,879	6.4	$9.39	—	$—
$16.62	31,750	9.3	$16.62	—	$—

	160,094	5.6	$10.49	—	—

The Company established an Employee Stock Ownership Plan (ESOP) effective January 1, 1989. Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a plan year is eligible to participate in the ESOP. Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code section 415. The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses amounted to $330,000, $300,000 and $180,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

12.	COMMON STOCK DIVIDEND

On April 12, 2005 the Company declared a 10% stock distribution for a total of 280,319 shares and on April 11, 2006 the company declared a 25% stock dividend for a total of 772,840 shares a combined total of approximately 1,308,074 shares. All share and per share data has been retroactively restated to give effect to the common stock dividend and common stock distribution.

13.	INCOME PER COMMON SHARE

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock. All share and per share data have been retroactively restated for all common stock dividends and distributions. The Company has no antidilutive securities at December 31, 2006.

48	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the reconciliation of average shares outstanding for the years ended December 31:

	2006		2005		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	3,900,707	3,900,707	3,859,351	3,859,351	3,857,411	3,857,411
Effect of dilutive securities:
Stock options	—	45,221	—	53,768	—	11,037

Average shares outstanding	3,900,707	3,945,928	3,859,351	3,913,119	3,857,411	3,868,448

14.	REGULATORY CAPITAL REQUIREMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2006 and 2005, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Dollars in Thousands	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2006:
Total capital to risk-weighted assets:

Company	$24,915	12.20%	$16,333	8.00%	$	N/A	N/A
Bank	$24,826	12.16%	$16,333	8.00%		$20,417	10.00%

Tier 1 capital to risk-weighted assets:

Company	$23,620	11.57%	$8,167	4.00%	$	N/A	N/A
Bank	$23,531	11.53%	$8,167	4.00%		$12,250	6.00%

Tier 1 capital to average assets:

Company	$23,620	9.97%	$9,472	4.00%	$	N/A	N/A
Bank	$23,531	9.94%	$9,472	4.00%		$11,840	5.00%

49	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Dollars in Thousands	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2005:
Total capital to risk-weighted assets:

Company	$22,575	13.71%	$15,471	8.00%	$	N/A	N/A
Bank	$22,518	11.64%	$15,471	8.00%		$19,339	10.00%

Tier 1 capital to risk-weighted assets:

Company	$21,558	13.03%	$7,736	4.00%	$	N/A	N/A
Bank	$21,501	11.12%	$7,736	4.00%		$11,603	6.00%

Tier 1 capital to average assets:

Company	$21,558	9.15%	$9,422	4.00%	$	N/A	N/A
Bank	$21,501	9.13%	$9,422	4.00%		$11,777	5.00%
15.	DISCLOSURES REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

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

50	(Continued)

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

The carrying value of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 2006 and 2005, approximates market.

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

e.	Short-term borrowings

The carrying amount approximates fair value due to the short-term nature of these instruments.
The estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005, are as follows:

	2006
	Carrying	Estimated
	Amount	Fair Value

Cash and due from banks	$9,747,621	$9,747,621
Interest bearing deposits in other banks	7,990	7,990
Federal funds sold	26,857,657	26,857,657
Investments available for sale	40,897,855	40,897,855
Loans (1)	162,557,288	166,817,256
Deposits	215,316,901	215,313,776
Short-term borrowings	2,712,683	2,712,683

(1)	Includes mortgage loans held for sale.

51	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2005
	Carrying	Estimated
	Amount	Fair Value

Cash and due from banks	$9,663,790	$9,663,790
Interest bearing deposits in other banks	7,872	7,872
Federal funds sold	10,600,904	10,600,904
Investment securities available for sale	39,833,240	39,833,240
Loans (1)	159,338,650	160,138,800
Deposits	197,847,314	197,768,991
Short-term borrowings	2,044,250	2,044,250

(1)	Includes mortgage loans held for sale.
16.	BANK OF SOUTH CAROLINA CORPORATION — PARENT COMPANY

The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. At December 31, 2006, the Bank had available retained earnings of approximately $400,000 for payment of dividends. The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2006 and 2005, and the related condensed statements of operations and cash flows for the years ended December 31, 2006, 2005 and 2004, are as follows:

52	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STATEMENTS OF FINANCIAL CONDITION

	2006	2005

Assets
Cash	$1,031,922	$520,782
Investment in wholly-owned bank subsidiary	23,551,686	21,448,851
Other assets	—	—

Total assets	$24,583,608	$21,969,633

Liabilities and shareholders’ equity
Dividends payable	$943,177	$463,839
Other liabilities	—	—

Total liabilities	943,177	463,839
Shareholders’ equity	23,640,431	21,505,794

Total liabilities and shareholders’ equity	$24,583,608	$21,969,633

STATEMENTS OF OPERATIONS

	2006	2005	2004

Interest income	$21,801	$3,601	$1,431
Other income	—	—	250
Net operating expenses	(103,695)	(47,228)	(51,455)
Dividends received from bank	1,980,000	1,615,000	1,244,000
Equity in undistributed earnings of subsidiary	2,030,157	1,613,633	651,397

Net income	$3,928,263	$3,185,006	$1,845,623

53	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STATEMENTS OF CASH FLOWS

	2006	2005	2004

Cash flows from operating activities:

Net income	$3,928,263	$3,185,006	$1,845,623
Stock-Based compensation expense	38,923	—	—
Equity in undistributed earnings of subsidiary	(2,030,157)	(1,613,633)	(651,397)

Net cash provided by operating activities	1,937,029	1,571,373	1,194,226

Cash flows from financing activities:
Dividends paid	(2,025,344)	(1,385,913)	(1,234,469)
Fractional shares paid	(3,913)	(3,869)	—
Treasury stock purchased	—	—	—
Stock options exercised	603,368	225	—

Net cash used by financing activities	(1,425,889)	(1,389,557)	(1,234,469)

Net increase (decrease) in cash	511,140	181,816	(40,243)

Cash at beginning of year	520,782	338,966	379,209

Cash at end of year	$1,031,922	$520,782	$338,966

Change in dividend payable	$479,338	$155,223	$—

54	(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below represent the quarterly results of operations for the years ended December 31, 2006 and 2005, respectively:

	2006
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$4,248,542	$4,246,363	$4,035,378	$3,639,675
Total interest expense	1,304,658	1,270,072	1,162,287	959,475

Net interest income	2,943,884	2,976,291	2,873,091	2,680,200
Provision for loan losses	60,000	60,000	60,000	60,000
Net interest income after provisions for loan losses	2,883,884	2,916,291	2,813,091	2,620,200
Other income	385,995	359,458	386,233	335,707
Other expense	1,697,629	1,700,235	1,665,342	1,640,510

Income before income tax expense	1,572,250	1,575,514	1,533,982	1,315,397
Income tax expense	550,004	545,767	523,148	449,961

Net income	$1,022,246	$1,029,747	$1,010,834	$865,436

Basic income per common share	$.26	$.26	$.26	$.23

Diluted income per common share	$.26	$.26	$.26	$.22

	2005
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,661,176	$3,308,972	$2,858,186	$2,555,214
Total interest expense	878,230	757,637	598,921	411,410

Net interest income	2,782,946	2,551,335	2,259,265	2,413,804
Provision for loan losses	—	12,000	—	—
Net interest income after provisions for loan losses	2,782,946	2,539,335	2,259,265	2,143,804
Other income	396,359	470,708	527,547	393,858
Other expense	1,703,364	1,577,323	1,617,237	1,631,343

Income before income tax expense	1,475,941	1,432,720	1,169,575	906,319
Income tax expense	523,270	541,828	415,035	319,416

Net income	$952,671	$890,892	$754,540	$586,903

Basic income per common share	$.25	$.23	$.20	$.15

Diluted income per common share	$.24	$.23	$.19	$.15

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
On November 17, 2005, the appointment of KPMG, LLP as independent auditor was terminated effective upon the completion of the audit of the Company’s financial statements as of and for the year ending December 31, 2005 and the issuance of KPMG LLP’s report thereon. The decision to change accountants to Elliott Davis, LLC was approved by the audit committee of the Board of Directors. At the 2006 Annual Shareholder’s Meeting the selection of Elliott Davis, LLC was ratified by a simple majority vote of shares represented at the meeting.
Item 8A. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its President and Chief Executive Officer and Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the fourth quarter of 2006, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.
Item 8B. Other Information
There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that was not reported.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Election of Directors
Sixteen Directors, constituting the current Board of Directors, will be elected at the Annual Meeting, each to hold office for one year and until a successor shall have been duly elected or appointed and shall have qualified. In addition the Nominating Committee of the Company Board of Directors recommended at its’ December 14, 2006 meeting to approve Glen B. Haynes, DVM, for nomination to the Board of Directors to replace John M. Tupper who died on July 31, 2006. This recommendation was approved by the Board of Directors and will be voted on at the annual meeting. In the absence of instructions to the contrary, shares of Common Stock represented by properly executed proxies will be voted for the seventeen Nominees listed on pages 57, 58 and 59, all of whom are recommended by the Nominating Committee and the Board of Directors of the Company and have consented to be named and to serve if elected.
The Company does not presently know of anything that would preclude any Nominee from serving; however, should any Nominee for any reason become unable or unwilling to serve as a Director, the number of Directors to be elected will be reduced accordingly.
The name of each Nominee designated by the Board of Directors of the Company for election as a Director of the Company and certain information provided by such Nominee to the Company are set forth in the table below. Eight of the current Nominees served as initial Directors of the Bank from October 22, 1986, when the Bank’s charter was issued until the first Annual Meeting of Shareholders on April 14, 1987, and were elected to serve a one year term at such Annual Meeting. All of the above eight Directors of the Bank were elected to serve one-year terms at subsequent Annual Meetings. All of the above eight Directors of the Bank were elected Directors of the Company upon its organization in 1995. Alan I. Nussbaum, MD and Edmund Rhett, Jr., MD, were first elected as Directors of the Company during 1999. Linda J. Bradley-McKee and Steve D. Swanson were first elected as Directors of the Company during 2002. They were all re-elected as Directors of the Company to serve one year terms at subsequent Annual Meetings. Graham M. Eubank, Jr., Richard W. Hutson, Jr. and Malcolm M. Rhodes, MD were elected pursuant to the By-Laws of the Company on December 16, 2004, and were elected to serve at the subsequent annual meeting. Fleetwood S. Hassell was elected to serve a one year term on April 11, 2006, at the annual meeting. All of the above current Nominees except Glen B. Haynes, DVM served as Directors of the Company from April 11, 2006, the date of the last Annual Meeting of shareholders.

		Positions and
		Offices Held		Business Experience
		With	Family	1987-2005 and
Name	Age	Corporation	Relationship	Other Directorships
Linda J. Bradley- McKee, PHD CPA	56	Director	None	Director, MS in Accounting Program-College of Charleston (education); 1998- 2007; Chairman Department of Accountancy 1999-2004; Associate Professor 1999-2006; Assistant Professor 1993-1999

C. Ronald Coward	71	Director	None	Chairman, Coward Hund Construction Company, Inc. (construction) 2004-2007; President, 1976-2004

Graham M. Eubank, Jr.	39	Director	None	President, Palmetto Ford, Inc. (retail automobile) 2000-2007; Vice President 1996-2000

		Positions and
		Offices Held		Business Experience
		With	Family	1987-2005 and
Name	Age	Corporation	Relationship	Other Directorships
T. Dean Harton	61	Director	None	President-Hawthorne Corporation (management and investment) 2006-2007; Vice-Chairman, Piedmont Hawthorne Holdings, Inc. (aviation) 2004-2007; President-Piedmont Hawthorne Holdings, Inc. 1999-2004; President-Hawthorne Corporation (aviation) 1986- 1999

Fleetwood S. Hassell	47	Executive Vice President	Brother-in-law Charles G. Lane, Director	The Bank of South Carolina (banking) 1986-2007

Glen B. Haynes, DVM	52	None	None	Westbury Veterinary Clinic (veterinary) 1984-2007

William L. Hiott, Jr.	62	Executive Vice President, Treasurer, Director	None	The Bank of South Carolina (banking) 1986-2007

Katherine M. Huger	65	Director	None	Emerita Professor of Economics, Charleston Southern University; Assistant Professor of Economics – Charleston Southern University (education) 1972- 2004

Richard W. Hutson, Jr.	49	Director	None	Manager, William M. Means Company Insurance, LLC (insurance) 1998-2007 Sole Proprietor, William M. Means Insurance Co. (insurance) 1992-1998

Charles G. Lane	52	Director	Brother of Hugh C. Lane, Jr.; brother-in- law of Fleetwood S. Hassell, Executive Vice-President	Managing Member — Holcombe, Fair & Lane, LLC (real estate) 1996-2007; Associate-Holcombe & Fair Realtors 1987-1996

Hugh C. Lane, Jr.	59	President, Chief Exec. Officer, Director	Brother of Charles G. Lane	The Bank of South Carolina (banking) 1986-2007

Louise J. Maybank	67	Director	None	Active in community programs

		Positions and
		Offices Held		Business Experience
		With	Family	1987-2005 and
Name	Age	Corporation	Relationship	Other Directorships
Alan I. Nussbaum, MD	55	Director	None	Physician in private practice with Rheumatology Associates, PA

Edmund Rhett Jr., MD	59	Director	None	Physician in private practice as Edmund Rhett, Jr., PA 2007 Physician in private obstetrical practice with Low Country Obstetrics and Gynecology, PA

Malcolm M. Rhodes, MD	48	Director	None	Physician in private practice with Parkwood Pediatric Group

Thomas C. Stevenson, III	56	Director	None	President – Fabtech, Inc. (metal fabrication) 1991- 2007; Private Investor 1990-91; Chairman of the Board – Stevenson Hagerty, Inc. (diversified holding company) 1984-90

Steve D. Swanson	39	Director	None	President- Automated Trading Desk, Inc. (automated limit order stock trading) 1989-2007
The Audit and Compliance Committee of Bank of South Carolina Corporation has determined that Linda J. Bradley-McKee, PHD,CPA a member who is an independent director qualifies as a financial expert under applicable guidelines of the Securities and Exchange Act. The Company has a separately designated standing Audit Committee whose members are Linda J. Bradley-McKee, PHD, CPA, C. Ronald Coward, Graham M. Eubank, Jr., Katherine Huger, Alan I. Nussbaum, MD, Malcolm M. Rhodes, MD.
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
Section 16A Beneficial Ownership Reporting Compliance
Hugh C Lane, Jr, President and Chief Executive Officer, failed to file two Form 4’s in a timely manner. Richard W. Hutson, Jr., Director, T. Dean Harton, Director Fleetwood S. Hassell, Executive Vice President and Director and Thomas C. Stevenson, III, Director, each failed to file one Form 4 in a timely manner.

Item 10. Executive Compensation
The following table sets forth all remuneration (including remuneration under any contract, authorization or arrangement, whether or not set forth in a formal document) paid during the year ended December 31, 2006, by the Bank to the three Executive Officers of the Company and the Bank, and one retired Executive Officer of the Company and Bank, whose cash remuneration from the Bank exceeded $100,000.00 dollars for their services in all capacities. Such Executive Officers receive no compensation from the Company as Executive Officers or as Directors or in any other capacity.
SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred	All
				Stock	Option	Incentive Plan	Compensation	Other
Name and Principal Position	Year	Salary(1)	Bonus(2)	Awards	Awards	Compensation	Earnings	Compensation(3)	Total
Hugh C. Lane, Jr. President and Chief Executive Officer	2006	190,000.00	1,500.00					21,630.52	213,130.52
	2005	166,652.67	100.00					18,687.27	185,439.94
	2004	159,830.69						11,351.58	171,182.27

William L. Hiott, Jr. Executive Vice President and Treasurer	2006	167,000.00	1,500.00					19,033.98	187,533.98
	2005	158,523.47	100.00					17,589.31	176,212.78
	2004	152,851.45						10,855.90	163,707.35

Fleetwood S. Hassell Executive Vice President	2006	120,000.00	1,500.00					13,728.00	135,228.00
	2005	104,876.35	100.00					11,857.11	116,833.46

Nathaniel I. Ball, III Retired Executive Vice President and Secretary	2006							146,649.09 (4)	146,649.09
	2005	159,999.84						17,567.20	177,567.04
	2004	152,851.45						10,855.90	163,707.35

1)	The Compensation Committee consisting of T. Dean Harton, Thomas C. Stevenson, III and Steve D. Swanson compared salaries for similar positions at similar sized banks within South Carolina as well as the overall bank and individual performance. Once the salary levels were established by the Compensation Committee, the salaries were recommended to the Board of Directors for approval.

2)	The bonus consists of a $100 bonus presented to all employees at Christmas in 2005 and 2006 and a $1,500 bonus presented to all employees employed before July 1, 2005.

3)	On November 2, 1989, the Bank adopted an Employee Stock Ownership Plan and Trust Agreement (the “Plan”) to provide retirement benefits to eligible employees for long and faithful service. The other compensation represents the amount contributed to the Bank’s ESOP.

4)	Nathaniel I. Ball, III, retired on July 31, 2005. The amount reported in 2006 represents severance pay.

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
The Plan became effective as of January 1, 1989.
The Board of Directors of the Bank approved the contribution of $330,000.00 to the ESOP for the fiscal year ended December 31, 2006. The contribution was made during 2006. T. Dean Harton, Sheryl G. Sharry and Hugh C. Lane, Jr., currently serve as Plan Administrators and as Trustees for the Plan. The Plan currently owns 226,823 shares or 5.77% of the Company’s Common Stock.
During the fiscal year ended December 31, 2006, the Company had no plans or arrangements pursuant to which any Executive Officer, Director or Principal Shareholder received contingent remuneration or personal benefits other than the contingent remuneration and life, disability, dental and health insurance benefits. Life, disability, dental and health insurance benefits are available for all employees of the Bank who work at least 30 hours a week.
OPTION AWARDS

Equity
Incentive
Plan
Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options	Options	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options	Price	Date
Hugh C. Lane, Jr.	—	—	—	—	—
William L. Hiott, Jr.	—	—	—	—	—
Fleetwood S. Hassell	—	—	5,000	$16.62	May 17, 2016
On April 14, 1998, the Shareholders of the Company approved an Incentive Stock Option Plan for the benefit of eligible officers and employees of the Bank and reserved a total 180,000 shares. On April 16, 1998, the Bank granted options to purchase Common Stock in the aggregate amount of 146,000 shares to 52 employees of the Bank (including officers, such Directors as are also employees and other employees) pursuant to the Incentive Stock Option Plan. These grants included those to Hugh C. Lane, Jr., Fleetwood S. Hassell, and William L. Hiott, Jr., Executive Officers and Directors and Nathaniel I. Ball, III retired Executive Officer and Director. As adjusted for a 10% stock dividend paid on May 15, 1998, 198,000 shares were being held in reserve.

As of July 10, 2000, all of the option holders, including the above Executive Officers, terminated their existing stock options. There was no obligation on the part of the Company or The Bank of South Carolina to issue additional or replacement options. No options were exercised in 1998, 1999 or 2000. On May 14, 2001, the Bank granted options to purchase Common Stock in the aggregate amount of 152,350 shares to 45 employees of the Bank (including officers, such Directors as are also employees and other employees) pursuant to the Incentive Stock Option Plan. These grants included those to Hugh C. Lane, Jr., Fleetwood S. Hassell and William L. Hiott, Jr., Executive Officers and Directors and Nathaniel I. Ball, III retired Executive Officer and Director. Except for those options granted to Hugh C. Lane, Jr. as described below, all of the options were granted at an exercise price of $13.50 per share. No additional options were granted during 2001. Additional options for 9,500 shares were granted at an exercise price of $14.925 per share to 4 employees of the Bank during 2002. Options for 13,500 shares with an exercise price of $14.20 per share were granted to 13 employees in 2003. Options for 4,000 shares with an exercise price of $14.00 were granted to one employee in 2004. No options were exercised during 2001, 2002, 2003 or 2004. Options for 32,500 shares with an exercise price of $16.62 were granted to twenty-one employees in 2006.
As adjusted for a 10% stock dividend effective on July 15, 2003, a 10% stock distribution effective April 29, 2005 and a 25% stock dividend effective on April 28, 2006, there are currently 30,717 shares being held in reserve. There are currently outstanding options to purchase 15,879 shares at an option price of $9.39 per share, 112,465 shares at an option price of $8.92 per share, 31,750 shares at an option price of $16.62 per share, resulting in total outstanding options to purchase 160,094 shares at the prices set forth above.
As adjusted for a 10% stock dividend effective on July 15, 2003, a 10% stock distribution effective April 29, 2005 and a 25% stock dividend effective April 28, 2006, options for 39,529 shares with an exercise price of $8.92 per share, options for 4,537 shares with an exercise price of $9.39 per share, and options for 5,500 shares with an exercise price of $9.26 per share, and options for 750 shares with an exercise price of $16.62 per share have expired. There were no options granted during 2005 and 32,500 shares granted in 2006 with an exercise price of $16.62.
Hugh C. Lane, Jr., President and Chief Executive Officer, was granted the option to purchase 16,500 shares of Common Stock of the Company pursuant to the Incentive Stock Option Plan at a price of $14.85 per share. The options were exercisable on May 14, 2006 and would have expired if not exercised on that date. William L. Hiott, Jr., Executive Vice President and Treasurer, was granted the option to purchase 13,750 shares of Common Stock of the Company and Fleetwood S. Hassell, Executive Vice President was granted the option to purchase 8,250 pursuant to the Incentive Stock Option Plan at a price of $13.50 per share. All of these options became exercisable in five 20% increments beginning May 14, 2006, with an additional 20% to be exercisable on and for the year following each successive anniversary. The right to exercise each such 20% of each option is cumulative and will not expire until the 10th anniversary of the date of the grant.
On October 2, 2005, Nathaniel I. Ball, III retired Executive Officer and Director, in accordance with the Incentive Stock Option Plan, exercised his options to purchase 16,637 share of common stock. The stock was purchased with the redemption of 10,300 shares of Bank of South Carolina Corporation common stock (personally held) with a price of $18.00 a share and the payment of $225 cash. On May 14, 2006 in accordance with the Incentive Stock Option Plan, options to purchase 67,220 shares of common stock became exercisable. Hugh C. Lane, Jr. exercised his options to purchase 24,956 shares at $9.82 per share. Twenty-four employees including William L. Hiott, Jr. Executive Vice President and Treasurer and Fleetwood S. Hassell, Executive Vice President, exercised their options to purchase 39,846 shares of common stock at $8.92 per share. William L. Hiott purchased 4,159 shares and Fleetwood S. Hassell purchased 2,495 shares. On December 4, 2006 Janice Flynn, former Senior Vice President exercised her options to purchase 6,655 shares at $8.92 per share and 3,025 shares at $9.87 per share. Her shares became fully vested due to permanent disability. All stock options were fully vested and fully exercisable.
As adjusted for a 10% stock dividend effective on July 15, 2003, a 10% stock distribution effective on April 29, 2005 and a 25% stock dividend effective April 28, 2006 William L. Hiott, Jr., Executive Vice President and Treasurer, has the option to purchase 16,637 shares at a price of $8.92 per share and Fleetwood S. Hassell Executive Vice President, has the option to purchase 9,982 shares at a price of $8.92 per share and 5,000 shares at a price of $16.62. The options to purchase 5,000 shares were granted to Fleetwood S. Hassell on May 17, 2006.

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
In the case of termination of employment of an option holder other than involuntary termination without just cause, retirement, death or legal disability, the option holder may exercise the option only with respect to those shares of Common Stock as to which he or she has become vested. The option holder may exercise the option with respect to such shares no more than 30 days after the date of termination of employment (but in any event prior to the expiration date).
In the event that the option holder’s employment is terminated without just cause, the option shall become fully vested and fully exercisable as of the date of his or her termination without regard to the five year initial vesting and exercisability or to the 20% annual increments thereafter. The option holder may exercise the option following an involuntary termination without just cause until the expiration date of the option.
In the event the option holder remains in the continuous employ of the Company or any subsidiary from the date of the grant until the option holder’s retirement, the option shall become fully vested and fully exercisable as of the date of his or her retirement without regard to the five year initial vesting and exercisability or to the 20% annual increments thereafter. The option holder may exercise the option following his or her retirement until the expiration date.
In the event the option holder remains in the continuous employ of the Company or a subsidiary from the date of the grant until his or her death, the option shall become fully vested and fully exercisable as of the date of death without regard to the five year initial vesting and exercisability or the 20% annual increments thereafter. The person or persons entitled to exercise the option following the option holder’s death may exercise the option until the expiration date.
In the event the option holder remains in the continuous employ of the Company or any subsidiary from the date of the grant until the date of his or her legal disability, the option shall become fully vested and fully exercisable as of the date of his or her termination of employment on account of his or her legal disability without regard to the five year initial vesting and exercisability or to the 20% annual increments thereafter. The option holder may exercise the option following such termination of employment until the expiration date.
The Stock Incentive Plan provides for adjustment in the number of shares of Common Stock authorized under the Plan or granted to an optionee to protect against dilution in the event of changes in the Company’s capitalization, including stock splits and dividends.
Shown below is information with respect to unexercised options to purchase Common Stock of the Company held by the named Executive Officers at December 31, 2006.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	# of Shares		Options/SARS		Options/SARS
	Acquired	Value	at Year-End (#)		at Year-End (#)
	On Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Hugh C. Lane, Jr.	24,956	245,068	0	0	0	$0
Fleetwood S. Hassell	2,495	22,255	0	14,982	0	$235,967
William L. Hiott, Jr.	4,159	37,098	0	16,637	0	$262,033

Transactions and Relations with Directors, Executive Officers, and their Associates and Affiliates of Directors

	DIRECTOR COMPENSATION

NAME	FEES EARNED OR PAID IN CASH	TOTAL
Linda J. Bradley-McKee, PHD, CPA	$5,100	$5,100
C. Ronald Coward	$7,300	$7,300
Graham M. Eubank, Jr.	$5,250	$5,250
T. Dean Harton	$4,900	$4,900
Fleetwood S. Hassell	—	—
Glen B. Haynes, DVM (1)	$850	$850
William L. Hiott, Jr.	—	—
Katherine M. Huger	$5,400	$5,400
Richard W. Hutson, Jr.	$6,000	$6,000
Charles G. Lane, Jr.	$6,450	$6,450
Hugh C. Lane, Jr.	—	—
Louise J. Maybank	$5,500	$5,500
Alan I. Nussbaum, MD	$6,850	$6,850
Edmund Rhett, Jr. MD	$5,800	$5,800
Malcolm M. Rhodes, MD	$4,300	$4,300
Thomas C. Stevenson, III	$6,700	$6,700
Steve D. Swanson	$4,600	$4,600
John M. Tupper (2)	$3,600	$3,600

1)	Glen B. Haynes, DVM served on the Advisory Board for the Summerville Branch of The Bank of South Carolina. The Nominating Committee nominated Glen B. Haynes, DVM to serve on the Board of Directors at its December 14, 2006 meeting. This recommendation was approved by The Board of Directors and will be voted on at the annual meeting

2)	John M. Tupper served on The Board of Directors from the last annual meeting until his death on July 31, 2006.
Non-officer Directors of the Company received $150.00 for each meeting of the Board of Directors of the Company attended and non-officer Directors of the Bank received $300.00 for each meeting of the Board of Directors of the Bank attended and $150.00 for each Company or Bank Board Committee meeting attended.
The Company does not have any existing continuing contractual relationships with any Director, Nominee for election as Director or Executive Officer of the Company or the Bank, or any Shareholder owning, directly or indirectly, more than 5% of the shares of Common Stock of the Company, or any associate of the foregoing persons. Directors, Executive Officers, Nominees for election as Directors, and members of the immediate family of any of the foregoing have had in the past, have at present, and will have in the future, customer relationships with the Bank. Such transactions have been and will continue to be made in the ordinary course of business, made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and such transactions did not and will not involve more than the normal risk of collectability or present other unfavorable features.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
To the extent known to the Board of Directors of the Company, as of February 23, 2007, the only Shareholders of the Company having beneficial ownership of more than 5% percent of the shares of Common Stock of the Company are as set forth below:

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class
Hugh C. Lane, Jr. (1) 30 Church Street Charleston, SC 29401	507,827	(2)	12.92%

Charles G. Lane (1) 10 Gillon Street Charleston, S.C. 29401	228,830	(3)	5.82%

The Bank of South Carolina Employee Stock Ownership Plan and Trust (“ESOP”) 256 Meeting Street Charleston, SC 29401	226,823	(4)	5.77%

(1)	To the extent known to the Board of Directors, the estate of Hugh C. Lane, Beverly G. Lane Trust, Beverly G. Jost, Kathleen L. Schenck, Charles G. Lane and Hugh C. Lane Jr., collectively, have beneficial ownership of 718,833 shares or 18.29% of the outstanding shares. As more fully described in the following footnotes, Hugh C. Lane, Jr. and Charles G. Lane are the only ones of the above who have a beneficial ownership interest in more than 5% percent of the Company’s Common Stock. Hugh C. Lane, Jr. disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote). Charles G. Lane disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote).

(2)	To the extent known to the Board of Directors, Hugh C. Lane, Jr., an Executive Officer and Director of the Bank and the Company, directly owns and has sole voting and investment power with respect to 270,708 shares; as a trustee for two trust accounts holding an aggregate of 68,515 shares, he has sole voting and investment power with respect to such shares; as a co-trustee for three trust accounts holding 14,457 shares, he has joint voting and investment power with respect to such shares; as a trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment power with respect to 9,831 shares; as a personal representative for an estate holding 46,578 shares, he has sole voting and investment power with respect to such shares; he is indirectly beneficial owner of 12,764 shares owned by his wife and an aggregate of 48,235 shares held by his wife as custodian for their son, and 36,739 shares owned by the ESOP in which he has a vested interest. All of the shares beneficially owned by Hugh C. Lane, Jr. are currently owned. Hugh C. Lane, Jr. has had beneficial ownership of more than 5% of the Bank’s Common Stock since October 23, 1986, and more than 10% since November 16, 1988.

(3)	To the extent known to the Board of Directors, Charles G. Lane, a Director of the Bank and the Company, directly owns and has sole voting and investment power with respect to 105,203 shares; as a co-trustee for 4 trust accounts holding 17,596 shares, he has joint voting and investment power with respect to such shares; as a trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment power with respect to 9,831 shares; he is indirectly beneficial owner of 4,023 shares owned by his wife, an aggregate of 47,522 shares held by his wife as custodian for two children, and 44,655 shares owned by an unemancipated daughter. All of the shares beneficially owned by Charles G. Lane are currently owned. Charles G. Lane has had beneficial ownership of more than 5% of the Bank’s Common Stock since July 16, 1999.

(4)	The Trustees of the ESOP, T. Dean Harton, a Director of the Bank and the Company, Sheryl G. Sharry, an officer of the Bank and Hugh C. Lane, Jr., an Executive Officer and Director of the Bank and the Company, disclaim beneficial ownership of the 226,823 shares owned by the ESOP which have been allocated to members of the plan each of whom under the terms of the plan has the right to direct the Trustees as to the manner in which voting rights are to be exercised.
Beneficial Ownership of Common Stock of the Company
The table below sets forth the number of shares of Common Stock (the only class of outstanding equity securities of the Company) known by the Company to be beneficially owned by each Nominee for election as Director and by the Executive Officers and Directors of the Company as a group as of February 23, 2007. Except as otherwise indicated in the footnotes to the table, the persons named possess sole voting and investment power with respect to the shares shown opposite their names. As of February 23, 2007, no Executive Officer, Director or Nominee beneficially owned more than 10% of the outstanding shares of the Company other than Hugh C. Lane, Jr. As of February 23, 2007, the Executive Officers, Directors and Nominees beneficially owned 1,064,926 shares, representing approximately 27.10% of the outstanding shares.
As of February 23, 2007, the beneficial ownership of Common Stock of the Company by all current Directors and each Nominee for Director was as set forth in the following table:

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class
Linda J. Bradley— McKee, PHD, CPA 3401 Waterway Blvd. Isle of Palms, SC 29451	151		.004%

C. Ronald Coward 537 Planters Loop Mt. Pleasant, SC 29464	51,755	(1)	1.32%

Graham M. Eubank, Jr. 791 Navigators Run Mt. Pleasant, SC 29464	550		.01%

T. Dean Harton 4620 Lazy Creek Lane Wadmalaw Island, SC 29487	13,160	(1)	.33%

Fleetwood S. Hassell 30 New Street Charleston, SC 29401	54,188	(1)	1.38%

Glen B. Haynes, DVM 101 Drayton Drive Summerville, SC 29483	2,876		.07%

William L. Hiott, Jr. 1831 Capri Drive Charleston, SC 29407	140,218	(1)	3.57%

Katherine M. Huger 1 Bishop Gadsden Way, C-17 Charleston, SC 294122	8,051	(1)	.20%

Richard W. Hutson, Jr. 124 Tradd Street Charleston, SC 29401	1,525		.04%

Charles G. Lane 10 Gillon Street Charleston, SC 29401	228,830	(1)	5.82%

Hugh C. Lane, Jr. 30 Church Street Charleston, SC 29401	507,827	(1)	12.92%

Louise J. Maybank 8 Meeting Street Charleston, SC 29401	43,737	(1)	1.11%

Name and Address of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Class
Alan I. Nussbaum, M.D. 37 Rebellion Road Charleston, S. C. 29407	703	.02%

Edmund Rhett, Jr., M.D. 17 Country Club Drive Charleston, S.C. 29412	2,387 (1)	.06%

Malcolm M. Rhodes, MD 7 Guerard Road Charleston, SC 29407	1,787	.05%

Thomas C. Stevenson, III 173 Tradd Street Charleston, SC 29401	33,096	.84%

Steve D. Swanson 615 Pitt Street Mt. Pleasant, SC 29464	1,512	.04%

(1)	To the extent known to the Board of Directors, each of the following Directors and Nominees for election as Directors (each of whom directly owns and has sole voting and investment power of all shares beneficially owned by him or her except as set forth in this footnote) indirectly owns the following number of shares: C. Ronald Coward — an aggregate of 1,663 shares owned by a company of which he is chairman and director; T. Dean Harton — an aggregate of 3,224 shares owned by his wife and held by his wife as custodian for his step-son; Fleetwood S. Hassell – an aggregate of 10,520 shares owned by his wife, held by him as trustee for the revocable trust of his father, held by him as a co-trustee with Charles G. Lane for the children of Hugh C. Lane, Jr. and 22,551 shares owned by the ESOP, in which he has a vested interest; William L. Hiott, Jr. — an aggregate of 14,903 shares directly owned by his wife and by his two children and 21,376 shares owned by the ESOP, in which he has a vested interest; Katherine M. Huger — 731 shares owned by her husband; Charles G. Lane — an aggregate of 123,627 shares owned by his wife, held by her as custodian for two of their children, held by an unemancipated daughter, held by him as a co-trustee with Hugh C. Lane, Jr. under two trusts for their sisters’ children, held by him as a co-trustee with Fleetwood S. Hassell for the children of Hugh C. Lane, Jr., held by him as co-trustee under the Irrevocable Trust of Hugh C. Lane and held by him as a trustee of Mills Bee Lane Memorial Foundation; Hugh C. Lane, Jr. — an aggregate of 200,380 shares owned by his wife, held by his wife as custodian for their son, held by him as a co-trustee with Charles G. Lane under two trusts for their sisters’ children, held by him as a trustee under the Hugh C. Lane Trust for the benefit of four of the grandchildren of Hugh C. Lane, held by him as trustee for the Beverly Glover Lane Trust, held by him as a personal representative for the Hugh C. Lane Trust, held by him as a trustee of Mills Bee Lane Memorial Foundation, and 36,739 shares owned by the ESOP in which he has a vested interest; Louise J. Maybank — 14,336 shares held by her as a co-trustee for a charitable trust; Edmund Rhett, Jr., MD — 756 shares owned by his wife; and Thomas C. Stevenson, III- 28,003 shares held by him as co-trustee under a Marital Trust, and 4,362 shares held by him as co-trustee of a QTip Trust. All such indirectly owned shares are included in the totals of the number of shares set forth in the above table and beneficially owned by the Directors and Nominees.
As a group, all Directors, the nominee, Glen B. Haynes, DVM and Executive Officers (including Hugh C. Lane, Jr., President and Chief Executive Officer; Fleetwood S. Hassell, Executive Vice President; and William L. Hiott, Jr., Executive Vice President and Treasurer) are seventeen in number and beneficially own an aggregate of 1,064,926 shares, representing 27.10% of the issued and outstanding Common Stock of the Company. All of these shares beneficially owned by the Directors, Nominees and Executive Officers are currently owned.

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
Item 13. Exhibits
1.	The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-KSB and listed on pages as indicated.

		Page
(1)	Report of Independent Registered Public Accounting Firm	25–26
(2)	Consolidated Balance Sheets	27
(3)	Consolidated Statements of Operations	28
(4)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income	29
(5)	Consolidated Statements of Cash Flows	30
(6)	Notes to Consolidated Financial Statements	31 – 56
2.	Exhibits
2.0	Plan of Reorganization (Filed with 1995 10-KSB)

3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)

3.1	By-laws of the Registrant (Filed with 1995 10-KSB)

4.0	2006 Proxy Statement (Incorporated herein)

10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)

10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)

10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)

10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)

13.0	2006 10-KSB (Incorporated herein)

14.0	Code of Ethics (Filed with 2004 10-KSB)

21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB) The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)

31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Item 14. Principal Accountant Fees and Services
Before the independent certified public accountants of the Company and the Bank are engaged to render non-audited services for the Company or the Bank, each engagement is approved by the Audit Committee. All of the audit and tax services provided by Elliott Davis LLC for the fiscal year ending December 31, 2006 were preapproved by the Audit Committee.
On November 17, 2005, the appointment of KPMG, LLP as independent auditor was terminated effective upon the completion of the audit of the Company’s financial statements as of and for the year ending December 31, 2005 and the issuance of KPMG LLP’s report thereon. The decision to change accountants to Elliott Davis, LLC was approved by the Audit Committee of the Board of Directors.
The services provided by KPMG LLP include the examination and reporting of the financial status of the Company and the Bank for the year ended December 31, 2005. These services have been furnished at customary rates and terms. There are no existing direct or indirect agreements or understandings that fix a limit on current or future fees for these audit services.
KPMG LLP assisted in the preparation of the Company’s and Bank’s tax returns for the fiscal years ending December 31, 1995 through 2005. These non-audit services were routine in nature and did not compose more than 25% of the total fees paid to KPMG LLP in 2005.
The following table sets forth professional fees billed by Elliott Davis, LLC, during 2006 and by KPMG, LLP, during 2005 and 2006 to Bank of South Carolina Corporation for professional services rendered:

Elliott Davis, LLC	2006	2005
Audit Fees (1)	$9,500	—
Tax Fees (2)	700	—
Other (3)	1,622	—
	$11,822	—

KPMG, LLP	2006	2005
Audit Fees (1)	$46,300	$39,775
Tax Fees (2)	8,870	11,875
Other (3)	4,700	15,075
	$59,870	$66,450

(1)	Aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s Form 10-KSB and Quarterly Reports on Form 10-QSB.

(2)	Consists of tax compliance services.

(3)	Consists of professional services required in addition to audit and tax services.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2007	BANK OF SOUTH CAROLINA CORPORATION

	By:	/s/ William L. Hiott, Jr. William L. Hiott, Jr.
Executive Vice President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 22, 2007	/s/ Linda J. Bradley-McKee
Linda J. Bradley-McKee, PHD,CPA, Director

February 22, 2007	/s/ C. Ronald Coward
C. Ronald Coward, Director

February 22, 2007	/s/ Graham M. Eubank, Jr.
Graham M. Eubank, Jr., Director

February 22, 2007	/s/ T. Dean Harton
T. Dean Harton, Director

February 22, 2007	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell, Executive Vice President
& Director

February 22, 2007	/s/ William L. Hiott, Jr.
William L. Hiott, Jr., Executive Vice President,
Treasurer & Director

February 22, 2007	/s/ Katherine M. Huger
Katherine M. Huger, Director

February 22, 2007	/s/ Richard W. Hutson, Jr.
Richard W. Hutson, Jr., Director

February 22, 2007	/s/ Charles G. Lane
Charles G. Lane, Director

February 22, 2007	/s/ Hugh C. Lane, Jr
Hugh C. Lane, Jr., President,
Chief Executive Officer & Director

February 22, 2007	/s/ Louise J. Maybank
Louise J. Maybank, Director

February 22, 2007	/s/ Alan I. Nussbaum, MD
Alan I. Nussbaum, M.D., Director

February 22, 2007	/s/ Edmund Rhett, Jr., MD
Edmund Rhett, Jr., M.D., Director

February 22, 2007	/s/ Malcolm M. Rhodes, MD
Malcolm M. Rhodes, MD, Director

February 22, 2007	/s/ Thomas C. Stevenson
Thomas C. Stevenson, III, Director

February 22, 2007	Steve D. Swanson, Director