Form 10QSB
period 2007-03-31
BANK OF SOUTH CAROLINA CORP
filed 2007-05-02
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Yes ☑ No ☐
As of March 31, 2007 there were 3,929,908 Common Shares outstanding.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☑

Table of Contents
BANK OF SOUTH CAROLINA CORPORATION
Report on Form 10-QSB
for quarter ended
March 31, 2007

PART I — ITEM 1 — FINANCIAL STATEMENTS
BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2007	December 31, 2006
Assets:
Cash and due from banks	$9,116,102	$9,747,621
Interest bearing deposits in other banks	8,020	7,990
Federal funds sold	25,297,331	26,857,657
Investment securities available for sale	42,826,006	40,897,855
Mortgage loans to be sold	2,633,213	3,960,728
Loans	166,144,745	158,596,560
Allowance for loan losses	(1,314,488)	(1,294,994)

Net loans	164,830,257	157,301,566

Premises and equipment, net	2,602,739	2,662,086
Accrued interest receivable	1,359,797	1,474,703
Other assets	609,188	562,534

Total assets	$249,282,653	$243,472,740

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$54,958,528	$58,835,554
Interest bearing demand	49,403,120	48,557,628
Money market accounts	59,550,422	56,179,204
Certificates of deposit $100,000 and over	32,904,886	22,281,984
Other time deposits	14,780,737	14,092,859
Other savings deposits	11,052,725	15,369,672

Total deposits	222,650,418	215,316,901

Short-term borrowings	652,132	2,712,683
Accrued interest payable and other liabilities	1,810,617	1,802,725

Total liabilities	225,113,167	219,832,309

Common Stock — No par value;
6,000,000 shares authorized; issued 4,129,409 shares at March 31, 2007 and December 31, 2006; outstanding 3,929,908 shares at March 31, 2007 and December 31, 2006	—	—
Additional paid in capital	22,730,990	22,719,918
Retained earnings	3,078,998	2,592,719
Treasury stock — 199,501 shares at March 31, 2007 and December 31, 2006	(1,692,964)	(1,692,964)
Accumulated other comprehensive income, net of income taxes	52,462	20,758

Total shareholders’ equity	24,169,486	23,640,431

Total liabilities and shareholders’ equity	$249,282,653	$243,472,740

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
Interest and fee income
Interest and fees on loans	$3,481,933	$3,101,174
Interest and dividends on investment securities	477,671	395,499
Other interest income	327,502	143,002

Total interest and fee income	4,287,106	3,639,675

Interest expense
Interest on deposits	1,360,519	953,890
Interest on short-term borrowings	8,347	5,585

Total interest expense	1,368,866	959,475

Net interest income	2,918,240	2,680,200
Provision for loan losses	20,000	60,000

Net interest income after provision for loan losses	2,898,240	2,620,200

Other income
Service charges, fees and commissions	208,917	217,934
Mortgage banking income	187,429	111,804
Other non-interest income	6,581	5,969

Total other income	402,927	335,707

Other expense
Salaries and employee benefits	1,045,101	961,767
Net occupancy expense	307,171	297,757
Other operating expenses	359,189	380,986

Total other expense	1,711,461	1,640,510

Income before income tax expense	1,589,706	1,315,397
Income tax expense	553,240	449,961

Net income	$1,036,466	$865,436

Basic earnings per share (1)	$.26	$.22

Diluted earnings per share (1)	$.26	$.22

Weighted average shares outstanding
Basic	3,929,908	3,865,106

Diluted	3,971,410	3,930,835

(1)	On April 11, 2006 the Corporation declared a 25% stock dividend for shareholders of record as of April 28, 2006. On April 12, 2005, the Corporation declared a 10% stock distribution for shareholders of record as of April 29, 2005. All shares and per share data have been retroactively restated to reflect the stock distribution.
See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THREE MONTHS MARCH 31, 2007 AND 2006

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total
December 31, 2005	$—	$22,077,627	$1,173,050	$(1,692,964)	$(51,919)	$21,505,794

Comprehensive income:

Net income	—	—	865,436	—	—	865,436

Net unrealized loss on securities (net of tax benefit of $43,754)	—	—	—	—	(74,500)	(74,500)

Comprehensive income	—	—	—	—	—	790,936

Stock-based compensation expense	—	8,227	—	—	—	8,227

Cash dividends ($0.15 per common share)	—	—	(463,839)	—	—	(463,839)

March 31, 2006	$—	$22,085,854	$1,574,647	$(1,692,964)	$(126,419)	$21,841,118

December 31, 2006	$—	$22,719,918	$2,592,719	$(1,692,964)	$20,758	$23,640,431

Comprehensive income:

Net income	—	—	1,036,466	—	—	1,036,466

Net unrealized gain on securities (net of tax expense of $18,620)	—	—	—	—	31,704	31,704

Total comprehensive income	—	—	—	—	—	1,068,170

Stock-based compensation expense	—	11,072	—	—	—	11,072

Cash dividends ($0.14 per common share)	—	—	(550,187)	—	—	(550,187)

March 31, 2007	$—	$22,730,990	$3,078,998	$(1,692,964)	$52,462	$24,169,486

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,036,466	$865,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61,621	57,950
Provision for loan losses	20,000	60,000
Stock-based compensation expense	11,072	8,227
Net accretion of unearned discounts on investments	(24,200)	(142,957)
Origination of mortgage loans held for sale	(19,174,020)	(12,307,699)
Proceeds from sale of mortgage loans held for sale	20,501,535	13,017,212
Decrease (increase) in accrued interest receivable and other assets	49,632	(260,080)
Increase in accrued interest payable and other liabilities	400,883	328,376

Net cash provided by operating activities	2,882,989	1,626,465

Cash flows from investing activities:
Purchase of investment securities available for sale	(1,853,627)	(12,077,865)
Maturities and sales of investment securities available for sale	—	18,000,000
Net (increase) decrease in loans	(7,548,691)	1,555,296
Purchase of premises and equipment	(2,274)	(11,792)

Net cash (used) provided by investing activities	(9,404,592)	7,465,639

Cash flows from financing activities:
Net increase in deposit accounts	7,333,517	23,530,041
Net decrease in short-term borrowings	(2,060,551)	(1,927,353)
Dividends paid	(943,178)	(463,839)

Net cash provided by financing activities	4,329,788	21,138,849

Net (decrease) increase in cash and cash equivalents	(2,191,815)	30,230,953
Cash and cash equivalents, beginning of period	36,613,268	20,272,566

Cash and cash equivalents, end of period	$34,421,453	$50,503,519

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$1,356,118	$958,362

Income taxes	$12,969	$48,998

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$(392,991)	$—

Change in unrealized loss on available for sale securities	$31,704	$(74,500)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007
NOTE 1: Basis of Presentation
The Bank of South Carolina (the “Bank”) began operations on February 26, 1987 as a state chartered bank and later became a subsidiary of Bank of South Carolina Corporation (the “Company”) a South Carolina corporation, in a organization effective on April 17, 1995. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited, except for the December 31, 2006 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results which may be expected for the entire year.
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
NOTE 2: Investment Securities
The Company accounts for its investment securities in accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investment securities are classified as “Held to Maturity”, “Trading” and “Available for Sale”. Currently the Company has only investments classified as “Available for Sale”. These securities are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity (net of estimated tax effects). Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are based on the specific identification method, trade date basis.
NOTE 3: Stock Based Compensation
The Company has an Incentive Stock Option Plan which was approved in 1998. Under the 1998 Incentive Stock Option Plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of the grant. Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. At March 31, 2007, 31,041 shares of common stock are reserved to be granted under the 1998 Incentive Stock Option Plan from the original 272,250 shares
There were options for 5,000 shares granted during the three months ended March 31, 2007 and no options granted for the three months ended March 31, 2006. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 2007 grants: dividend yield of 2.75%; historical volatility of 25.68%; risk-free interest rate of 4.70%; and expected lives of the options of 10 years. For purposes of the calculation, compensation expense is recognized on a straight-line basis over the vesting period.

The following is a summary of the activity under the Incentive Stock Options Plan for the three months ending March 31, 2007

Three Months Ended March 31, 2007	Options	Weighted Average Exercise Price
Balance at January 1, 2007	160,094	$10.49
Granted	5,000	15.99
Exercised	—	—
Cancelled	(5,324)	8.92

Balance at March 31, 2007	159,770	$10.72

Options exercisable at March 31, 2007	634	$8.92
The following is a summary of the activity under the Incentive Stock Options Plan for the three months ending March 31, 2006

Three Months Ended March 31, 2006	Options	Weighted Average Exercise Price
Balance at January 1, 2006	197,895	$9.09
Granted	—	—
Exercised	—	—
Cancelled	—	—
Balance at March 31, 2006	197,895	$9.09
NOTE 4: Shareholders’ Equity
A regular quarterly cash dividend of $.14 per share was declared on March 15, 2007 for shareholders of record at March 30, 2007, payable April 30, 2007. Income per common share for the three months ended March 31, 2007 and for the three months ended March 31, 2006 was calculated as follows:

	FOR THE THREE MONTHS ENDED MARCH 31, 2007
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$1,036,466

Basic income available to common shareholders	$1,036,466	3,929,908	$.26

Effect of dilutive options		41,502

Diluted income available to common shareholders	$1,036,466	3,971,410	$.26

	FOR THE THREE MONTHS ENDED MARCH 31, 2006
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$865,436

Basic income available to common shareholders	$865,436	3,865,106	$.22

Effect of dilutive options		65,729

Diluted income available to common shareholders	$865,436	3,930,835	$.22

NOTE 5: Comprehensive Income
The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and net unrealized gains or losses on securities and is presented in the consolidated statements of shareholders’ equity and comprehensive income.
Total comprehensive income was $1,068,170 and $790,936 for the three months ended March 31, 2007 and 2006, respectively.
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
The Company’s significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2006. Of the significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most subjective accounting policy due to the significant degree of management judgment. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Provision for Loan Losses.”

BALANCE SHEET
LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets. At March 31, 2007 outstanding loans (less deferred loan fees) totaled $166,144,745 which equaled 74.62% of total deposits and 66.65% of total assets. The major components of the loan portfolio were commercial loans and commercial real estate totaling 32.69% and 48.06%, respectively of total loans. Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkley in South Carolina. The breakdown of total loans by type and the respective percentage of total loans are as follows:

	March 31,		December 31,
	2007	2006	2006
Commercial loans	$54,343,750	$50,567,778	$52,603,319
Commercial real estate	79,891,351	72,983,250	76,295,205
Residential mortgage	15,708,890	12,473,409	14,430,196
Consumer loans	4,267,284	4,244,136	4,377,353
Personal banklines	11,664,885	14,016,074	10,719,387
Other	344,885	247,729	246,775

Total	$166,221,045	$154,532,376	$158,672,235
Deferred loan fees (net)	(76,300)	(82,778)	(75,675)
Allowance for loan losses	(1,314,488)	(1,073,731)	(1,294,994)

Loans, net	$164,830,257	$153,375,867	$157,301,566

	March 31,		December 31,
Percentage of Loans	2007	2006	2006
Commercial loans	32.69%	32.72%	33.15%
Commercial real estate	48.06%	47.23%	48.08%
Residential mortgage	9.45%	8.07%	9.09%
Consumer loans	2.57%	2.75%	2.76%
Personal bank lines	7.02%	9.07%	6.76%
Other	0.21%	0.16%	0.16%

Total	100.00%	100.00%	100.00%

Total loans increased $11,688,669 or 7.56% to $166,221,045 at March 31, 2007 from $154,532,376 at March 31, 2006 and increased $7,548,811 or 4.76% from $158,672,235 at December 31, 2006. The increase in loans between March 2006 and March 2007 is primarily due to an increase in residential mortgage loans of 25.94% as well as an increase of 7.47% and 9.47% in commercial loans and commercial real estate loans, respectively.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. All securities were classified as Available for Sale for the three months ended March 31, 2007 and March 31, 2006. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on investments at March 31, 2007 was 4.640% compared to 4.448% at March 31, 2006. The carrying values of the investments available for sale at March 31, 2007 and 2006 are as follows:
INVESTMENT PORTFOLIO

	2007	2006
US Treasury Bills	$—	$5,992,070
US Treasury Bonds	5,972,015	—
US Treasury Notes	5,877,239	5,974,249
Federal Agency Securities	3,000,000	8,965,660
Government-Sponsored Agencies	20,814,922	8,858,756
Municipal Securities	7,078,557	4,345,739

	$42,742,733	$34,136,474

US Treasury Bills	0.00%	17.55%
US Treasury Bonds	13.97%	0.00%
US Treasury Notes	13.75%	17.50%
Federal Agency Securities	7.02%	26.26%
Government-Sponsored Agencies	48.70%	25.95%
Municipal Securities	16.56%	12.73%

	100.00%	100.00%
DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 69.69% of average earning assets for the three months ended March 31, 2007, and 67.94% for the three months ended March 31, 2006. The Bank encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable, and accordingly, the Company has not had to rely on other sources. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	March 31,		December 31,
	2007	2006	2006
Non-interest bearing demand	$54,958,528	$57,988,434	$58,835,554
Interest bearing demand	$49,403,120	$66,190,567	$48,557,628
Money market accounts	$59,550,422	$48,788,823	$56,179,204
Certificates of deposit $100,000 and over	$32,904,886	$24,283,680	$22,281,984
Other time deposits	$14,780,737	$12,395,628	$14,092,859
Other savings deposits	$11,052,725	$11,730,224	$15,369,672

Total Deposits	$222,650,418	$221,377,355	$215,316,901

	March 31,		December 31,
Percentage of Deposits	2007	2006	2006
Non-interest bearing demand	24.68%	26.19%	27.32%
Interest bearing demand	22.19%	29.90%	22.55%
Money Market accounts	26.75%	22.04%	26.09%
Certificates of deposit $100,000 and over	14.78%	10.97%	10.35%
Other time deposits	6.64%	5.60%	6.55%
Other savings deposits	4.96%	5.30%	7.14%

Total Deposits	100.00%	100.00%	100.00%

Total deposits increased $1,273,063 or .58% to $222,650,418 at March 31, 2007 from $221,377,355 at March 31, 2006 and increased $7,333,517 or 3.41% from $215,316,901 at December 31, 2006. Total certificates of deposit $100,000 and over increased 35.50% between March 31, 2006 and March 31, 2007, and 47.68% between December 31, 2006 and March 31, 2007.
SHORT-TERM BORROWINGS
The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $2,800,000 under the arrangement at an interest rate set by the Federal Reserve. The note is secured by Government Sponsored Agency Securities with a market value of $3,491,150 at March 31, 2007. The amount outstanding under the note totaled $652,132 and $116,897 at March 31, 2007 and 2006, respectively.

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006
The Company’s results of operations depends primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income increased $171,030 or 19.76% to $1,036,466, or basic and diluted earnings per share of $.26 for the three months ended March 31, 2007, from $865,436, or basic and diluted earnings per share of $.22 for the three months ended March 31, 2006.
Net Interest Income
Net interest income increased $238,040 or 8.88% to $2,918,240 for the three months ended March 31, 2007, from $2,680,200 for the three months ended March 31, 2006. Total interest and fee income increased $647,431 or 17.79% for the three months ended March 31, 2007, to $4,287,106 from $3,639,675 for the three months ended March 31, 2006. Average interest earning assets increased from $208.6 million for the three months ended March 31, 2006, to $231.5 million for the three months ended March 31, 2007. The yield on interest earning assets increased 43 basis points between periods to 7.51% for the three months ended March 31, 2007, compared to 7.08% for the same period in 2006. This increase is primarily due to the increase in the yield on average loans of 59 basis points to 8.55% for the three months ended March 31, 2007, compared to 7.96% for the three months ended March 31, 2006. Total average commercial loans increased $6,939,232 or 5.61% from $123,756,324 for the three months ended March 31, 2006, to $130,695,556 for 2007. There was also an increase of $1,990,518 in average installment loans from $16,506,918 for the three months ended March 31, 2006, to $18,497,436 for the three months ended March 31, 2007. The interest and fees on loans increased $380,759 or 12.28% to $3,481,933 for the three months ended March 31, 2007, compared to $3,101,174 for the three months ended March 31, 2006. Interest and dividends on investment securities increased 20.78% to $477,671 for the three months ended March 31, 2007 from $395,499 for the three months ended March 31, 2006. This increase is due to an increase on interest earned on the investment securities and an increase in the Company’s investment portfolio. Other interest income increased $184,500 or 129.02% to $327,502 for the three months ended March 31, 2007 from $143,002 for the three months ended March 31, 2006. This increase is due to an increase in the average balance of federal funds sold from $13,381,096 for the three months ended March 31, 2006, to $25,483,099 for the three months ended March 31, 2007.
Total interest expense increased $409,391 or 42.67% to $1,368,866 for the three months ended March 31, 2007, from $959,475 for the three months ended March 31, 2006. The increase in interest expense is primarily due to an increase in average cost of deposits. Interest on deposits for the three months ended March 31, 2007, was $1,360,519 compared to $953,890 for the three months ended March 31, 2006, an increase of $406,629 or 42.63%. Total interest bearing deposits averaged approximately $161.3 million for the three months ended March 31, 2007, as compared to $141.7 million for the three months ended March 31, 2006. The average cost of interest bearing deposits was 3.42% and 2.73% for the three months ended March 31, 2007 and 2006, respectively, an increase of 69 basis points.

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
The allowance for loan losses consists of an estimated reserve for classified loans and an estimated reserve for unclassified loans. Classified loans are assigned a loss estimate in the allowance for loan loss model based on their risk grade. The loss estimate is based on regulatory guidelines which the Company believes is an appropriate measure of the estimated loss on its classified loans. The loss estimates for classified loans is 5% for other loans especially mentioned and 15% for substandard loans. The loss estimates for doubtful and loss loans are 50% and 100%, respectively. Loans on the Company’s watch list have a loss estimate of 1.5%. Unclassified loans are assigned a loss ratio in the allowance for loan loss model based on the Company’s average historical loss experience for the previous five years, adjusted quarterly. The Company believes the five year historical loss ratio is a reasonable estimate of the existing losses in the unclassified loan portfolio. In addition, the reserve includes unclassified past due loans greater than 30 days at 2.5%. During the quarter ending March 31, 2006, the Company reviewed its allowance for loan loss model and made changes to better reflect the risk in the portfolio. The changes included adding additional risk factors to the model. Loan and credit administration risks include collateral documentation risk, insurance risk and maintenance of borrower’s financial information risk. Economic conditions, international, national and local, have an impact on the Bank and the Bank’s borrowers. Because the economic conditions are often macroeconomic in nature and cannot be controlled by the bank, a risk factor of .0625% has been added to the model for this risk. Portfolio risks include portfolio growth and trends as well as over margined real estate lending risk. Risk factors of .055%, .075%, and .0575%, respectively, were added to the model for each of the loan and credit administration risk. From time to time the Bank extends credit beyond our normal collateral advance percentages in our real estate lending. An excessive level of this lending practice may result in additional examiner scrutiny, competitive disadvantages, and potential losses if the collateral becomes acquired by the Bank. Risk factors of .0625% and .25% have been added to the model for portfolio growth and trends and over margined real estate lending risks, respectively. The concentration risk factors include loan concentration and geographic concentration. As of March 31, 2007, there were only five Standard Industrial Code groups that comprised more than three percent of our total loans outstanding. The five Standard Industrial Code groups are Finance, Insurance and Real-Estate, Service, Consumer, Retail Trade, and Construction. The market area of the Bank is located along the coast and also located on an earthquake fault, increasing the chances of a natural disaster which would impact the Bank and the Bank’s borrowers. Risk factors of .06% and .0625%, respectively, were added to the model for each of the concentration risks. Off balance sheet risk includes off balance sheet items that are unfunded amounts under existing approved lines of credit, letters of credit, Automated Clearing House activity and potential liability for recourse in the mortgage loans we sold to investors. A risk factor of .025% has been added to the model for off balance sheet risk.
Based on the evaluation described above, the Company recorded a provision for loan losses of $20,000 for the three months ended March 31, 2007, compared to $60,000 for the three months ended March 31, 2007. The historical loss ratio used at March 31, 2007 was .071% compared to .205% at March 31, 2006 and was based on a five-year historical average. The Company believes that the five-year historical average is representative of the loss cycle of the portfolio. Classified assets were $1.4 million at March 31, 2007 compared to $1.3 million at March 31, 2006.
During the quarter ended March 31, 2007, charge-offs of $2,263 were recorded. Recoveries of $1,757 were recorded to the allowance for loan losses during the quarter ended March 31, 2007, resulting in an allowance for loan losses of $1,314,488 or .79% of total loans at March 31, 2007, compared to $1,294,994 or .82% of total loans at December 31, 2006 and $1,073,731 or .70% or total loans at March 31, 2006.
The Bank had impaired loans totaling $8,719 as of March 31, 2007, compared to $17,271 as of March 31, 2006. The impaired loans include non-accrual loans with balances at March 31, 2007 and 2006 of $8,719 and $17,271 respectively. The Bank had no restructured loans at March 31, 2007 and one restructured loan included in the non accrual loans totaling $1,864 at March 31, 2006. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.
The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six months, they are reviewed individually by management to determine if they should be returned to accrual status. There was one loan over 90 days past due still accruing interest as of March 31, 2007 and no loans over 90 days past due still accruing interest as of March 31, 2006.
Net charge-offs were $506 for the three months ended March 31, 2007 as compared to net charge- offs of $3,445 for the three months ended March 31, 2006. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.
The Company had $190,480 unallocated reserves at March 31, 2007 related to other inherent risk in the portfolio compared to unallocated reserves of $214,024 at March 31, 2006. The decrease in unallocated reserves between periods is primarily due to a decrease in the average historical loss ratio. Management believes the allowance for loan losses at March 31, 2007, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

The local real estate market has had a reduction in sales and an increase in days on market but no decline in prices after four years of significant price appreciation.
Other Income
Other income for the three months ended March 31, 2007, increased $67,220 or 20.02% to $402,927 from $335,707 for the three months ended March 31, 2006. The increase is primarily due to a increase in mortgage banking income of $75,625 or 67.64% to $187,429 for the three months ended March 31, 2007 as compared to $111,804 for the three months ended March 31, 2006. This increase was offset by a decrease in service charges, fees and commissions of $9,017 or 4.14%. The decrease in the service charges and fees was caused by a decrease in service charges on business accounts. This decrease was caused by an increase in the earnings credit and an increase in average balances maintained, which offset the service charges.
Other Expense
Bank overhead increased $70,951 or 4.33% to $1,711,461 for the three months ended March 31, 2007, from $1,640,510 for the three months ended March 31, 2006. Salaries and employee benefits increased $83,334 or 8.67% to $1,045,101 from $961,767 for the three months ended March 31, 2007 and 2006 respectively. This increase was due the increase in salaries and employee benefits as a result of annual merit increases. Net occupancy expense increased $9,414 or 3.16% to $307,171 from $297,757 for the three months ended March 31, 2007 and 2006, respectively. This increase was due to an increase in monthly rent paid on our Summerville office and an increase in the rent paid on the Meeting Street office. The rent increased on July 1, 2006 for the Summerville office and March 1, 2007 for the Meeting Street office.
Income Tax Expense
For the three months ended March 31, 2007, the Company’s effective tax rate was 34.80% compared to 34.21% during the quarter ended March 31, 2006.
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
The Company’s off-balance sheet arrangements, consist principally of commitments to extend credit described below. At March 31, 2007 and 2006, the Company had no interests in non-consolidated special purpose entities.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $41,048,913 and $45,444,498 at March 31, 2007 and 2006 respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At March 31, 2007, and 2006, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 2007 and 2006 was $421,602 and $634,402 respectively.
The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at March 31, 2007. The Company has forward sales commitments, totaling $2.6 million at March 31, 2007, to sell loans held for sale of $2.6 million. The fair value of these commitments was not significant at March 31, 2007. The Company has no embedded derivative instruments requiring separate accounting treatment.
Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company’s primary liquid assets accounted for 32.04% and 34.50% of total assets at March 31, 2007 and 2006, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At March 31, 2007, the Bank had unused short-term lines of credit totaling approximately $15,500,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale. The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At March 31, 2007 and 2006, the Bank’s liquidity ratio was 26.86% and 33.33%, respectively.
Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders’ equity at March 31, 2007, of $24,169,486. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at March 31, 2007, for the Bank is 12.33% and at March 31, 2006 was 11.83%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of March 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
At March 31, 2007 and 2006, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.
Accounting and Reporting Changes
In December 2004, the FASB issued Statement No. 123 (revised December 2004), “Share-Based Statement”. Statement 123R sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans (ESPPs). It carries forward prior guidance on accounting for awards to nonemployees. Accounting for employee-stock-ownership-plan transactions (ESOPs) will continue to be accounted for in accordance with SOP 93-6. Awards to most nonemployee directors will be accounted for as employee awards. Statement 123R replaces FASB Statements No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted FAS 123R during the first quarter ending March 31, 2006. The Company has recorded an expense of $49,995 in salaries for the unvested awards granted to employees prior to the effective date.
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.
In March 2006, the FASB issued SFAS No. 156, “ Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect that its implementation will have a significant impact on the Company’s financial conditions or results of operations.
In September, 2006, The FASB ratified the consensus reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after

December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.
On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS 157, “Fair Value Measurement.” The Company is currently analyzing the fair value option provided under SFAS 159.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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

ITEM 3
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending March 31, 2007, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
1.	The Consolidated Financial Statements are included in this Form 10-QSB and listed on pages as indicated.

		Page
(1)	Consolidated Balance Sheets	3
(2)	Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006	4
(3)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income	5
(4)	Consolidated Statements of Cash Flows	6
(5)	Notes to Consolidated Financial Statements	7-9
2.	Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)

3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)

3.1	By-laws of the Registrant (Filed with 1995 10-KSB)

4.0	2007 Proxy Statement (Filed with 2007 10-KSB)

10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)

10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)

10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)

10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)

31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

May 2, 2007
	BY:	/s/ Hugh C. Lane, Jr. Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/ William L. Hiott, Jr. William L. Hiott, Jr.
Executive Vice President & Treasurer