Form 10QSB
period 2007-06-30
BANK OF SOUTH CAROLINA CORP
filed 2007-08-01
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
Yes ☑     No ☐
As of June 30, 2007 there were 3,948,838 Common Shares outstanding.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Transitional Small Business Disclosure Format (Check one):
Yes ☐     No ☑

BANK OF SOUTH CAROLINA CORPORATION
Report on Form 10-QSB
for quarter ended
June 30, 2007

PART I — ITEM 1 — FINANCIAL STATEMENTS
BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2007	December 31,2006
Assets:
Cash and due from banks	$11,284,703	$9,747,621
Interest bearing deposits in other banks	8,050	7,990
Federal funds sold	14,474,139	26,857,657
Investment securities available for sale	42,020,086	40,897,855
Mortgage loans to be sold	3,225,320	3,960,728
Loans	161,888,533	158,596,560
Allowance for loan losses	(1,334,455)	(1,294,994)

Net loans	160,554,078	157,301,566

Premises and equipment, net	2,560,865	2,662,086
Accrued interest receivable	1,453,047	1,474,703
Other assets	871,315	562,534

Total assets	$236,451,603	$243,472,740

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$55,061,485	$58,835,554
Interest bearing demand	52,187,385	48,557,628
Money market accounts	52,460,706	56,179,204
Certificates of deposit $100,000 and over	25,132,760	22,281,984
Other time deposits	15,602,646	14,092,859
Other savings deposits	9,415,508	15,369,672

Total deposits	209,860,490	215,316,901

Short-term borrowings	871,501	2,712,683
Accrued interest payable and other liabilities	1,364,947	1,802,725

Total liabilities	212,096,938	219,832,309

Common Stock — No par value;
12,000,000 shares authorized; issued 4,148,339 shares at June 30, 2007 and 4,129,409 at December 31, 2006; outstanding 3,948,838 shares at June 30, 2007 and 3,929,908 at December 31, 2006	—	—
Additional paid in capital	22,910,965	22,719,918
Retained earnings	3,407,495	2,592,719
Treasury stock — 199,501 shares at June 30, 2007 and December 31, 2006	(1,692,964)	(1,692,964)
Accumulated other comprehensive (loss) income, net of income taxes	(270,831)	20,758

Total shareholders’ equity	24,354,665	23,640,431

Total liabilities and shareholders’ equity	$236,451,603	$243,472,740

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
	2007	2006
Interest and fee income
Interest and fees on loans	$3,580,597	$3,285,108
Interest and dividends on investment securities	494,953	461,650
Other interest income	154,970	288,620

Total interest and fee income	4,230,520	4,035,378

Interest expense
Interest on deposits	1,299,290	1,153,696
Interest on short-term borrowings	10,769	8,591

Total interest expense	1,310,059	1,162,287

Net interest income	2,920,461	2,873,091
Provision for loan losses	20,000	60,000

Net interest income after provision for loan losses	2,900,461	2,813,091

Other income
Service charges, fees and commissions	219,396	223,007
Mortgage banking income	127,975	178,457
Loss on sale of securities	—	(22,950)
Other non-interest income	7,213	7,719

Total other income	354,584	386,233

Other expense
Salaries and employee benefits	1,041,443	973,623
Net occupancy expense	337,007	296,332
Other operating expenses	402,620	395,387

Total other expense	1,781,070	1,665,342

Income before income tax expense	1,473,975	1,533,982
Income tax expense	513,664	523,148

Net income	$960,311	$1,010,834

Basic earnings per share	$.24	$.26

Diluted earnings per share	$.24	$.25

Weighted average shares outstanding
Basic	3,939,685	3,893,576

Diluted	3,965,466	3,978,899

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
Interest and fee income
Interest and fees on loans	$7,062,529	$6,386,283
Interest and dividends on investment securities	972,624	857,149
Other interest income	482,472	431,622

Total interest and fee income	8,517,625	7,675,054

Interest expense
Interest on deposits	2,659,809	2,107,586
Interest on short-term borrowings	19,117	14,176

Total interest expense	2,678,926	2,121,762

Net interest income	5,838,699	5,553,292
Provision for loan losses	40,000	120,000

Net interest income after provision for loan losses	5,798,699	5,433,292

Other income
Service charges, fees and commissions	428,313	440,941
Mortgage banking income	315,405	290,261
Loss on sale of securities	—	(22,950)
Other non-interest income	13,795	13,688

Total other income	757,513	721,940

Other expense
Salaries and employee benefits	2,086,544	1,935,391
Net occupancy expense	644,178	594,089
Other operating expenses	761,809	776,373

Total other expense	3,492,531	3,305,853

Income before income tax expense	3,063,681	2,849,379
Income tax expense	1,066,904	973,109

Net income	$1,996,777	$1,876,270

Basic earnings per share	$.51	$.48

Diluted earnings per share	$.50	$.47

Weighted average shares outstanding
Basic	3,934,824	3,879,419

Diluted	3,964,405	3,961,842

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR SIX MONTHS JUNE 30, 2007 AND 2006

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total
December 31, 2005	$—	$22,077,627	$1,173,050	$(1,692,964)	$(51,919)	$21,505,794
Comprehensive income:
Net income	—	—	1,876,270	—	—	1,876,270
Net unrealized loss on securities (net of tax benefit of $233,981)	—	—	—	—	(437,479)	(437,479)

Comprehensive income	—	—	—	—	—	1,438,791

Exercise of stock options	—	514,149	—	—	—	514,149
Stock-based compensation expense	—	18,459	—	—	—	18,459
Cash paid on fractional shares 25% stock dividend	—	—	(3,913)	—	—	(3,913)
Cash dividends ($0.29 per common share)	—	—	(1,012,417)	—	—	(1,012,417)

June 30, 2006	$—	$22,610,235	$2,032,990	$(1,692,964)	$(489,398)	$22,460,863

December 31, 2006	$—	$22,719,918	$2,592,719	$(1,692,964)	$20,758	$23,640,431
Comprehensive income:
Net income	—	—	1,996,777	—	—	1,996,777
Net unrealized loss on securities (net of tax benefit of $171,251)	—	—	—	—	(291,589)	(291,589)

Total comprehensive income	—	—	—	—	—	1,705,188

Exercise of stock options	—	168,856	—	—	—	168,856
Stock-based compensation expense	—	22,191	—	—	—	22,191
Cash dividends ($0.30 per common share)	—	—	(1,182,001)	—	—	(1,182,001)

June 30, 2007	$—	$22,910,965	$3,407,495	$(1,692,964)	$(270,831)	$24,354,665

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$1,996,777	$1,876,270
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	123,331	115,320
Loss on sale of securities	—	22,950
Provision for loan losses	40,000	120,000
Stock-based compensation expense	22,191	18,459
Net accretion of unearned discounts on investments	(46,444)	(174,214)
Origination of mortgage loans held for sale	(33,210,068)	(30,352,954)
Proceeds from sale of mortgage loans held for sale	33,945,476	28,082,666
Increase in accrued interest receivable and other assets	(115,874)	(808,611)
(Decrease) increase in accrued interest payable and other liabilities	(126,414)	39,155

Net cash provided (used) by operating activities	2,628,975	(1,060,959)

Cash flows from investing activities:
Purchase of investment securities available for sale	(1,853,627)	(27,266,181)
Maturities and sales of investment securities available for sale	315,000	27,277,950
Net increase in loans	(3,292,512)	(568,645)
Purchase of premises and equipment	(22,110)	(24,191)

Net cash used by investing activities	(4,853,249)	(581,067)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(5,456,411)	12,228,878
Net decrease in short-term borrowings	(1,841,182)	(1,825,482)
Dividends paid	(1,493,365)	(927,679)
Fractional shares paid	—	(3,913)
Stock options exercised	168,856	514,149

Net cash (used) provided by financing activities	(8,622,102)	9,985,953

Net (decrease) increase in cash and cash equivalents	(10,846,376)	8,343,927
Cash and cash equivalents, beginning of period	36,613,268	20,272,566

Cash and cash equivalents, end of period	$25,766,892	$28,616,493

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$2,682,855	$2,009,484

Income taxes	$1,014,825	$1,015,998

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$(311,364)	$84,738

Change in unrealized loss on available for sale securities	$(291,589)	$(437,479)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007
NOTE 1: Basis of Presentation
The Bank of South Carolina (the “Bank”) began operations on February 26, 1987 as a state chartered bank and later became a subsidiary of Bank of South Carolina Corporation (the “Company”) a South Carolina corporation, in a reorganization effective on April 17, 1995. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited, except for the December 31, 2006 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results which may be expected for the entire year.
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
NOTE 3: Stock Based Compensation
The Company has an Incentive Stock Option Plan which was approved in 1998. Under the 1998 Incentive Stock Option Plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of the grant. Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. At June 30, 2007, 26,041 shares of common stock are reserved to be granted under the 1998 Incentive Stock Option Plan from the original 272,250 shares
There were options for 10,000 shares granted during the six months ended June 30, 2007 and 32,500 shares granted during the six months ended June 30, 2006. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the 2006 grant: dividend yield of 3.58%; historical volatility of 29.98%; risk-free interest rate of 4.36%; and expected life of the options of 10 years. The following assumptions were used for the 10,000 shares granted in 2007: dividend yield of 2.75%; historical volatility of 25.68%; risk-free interest rate of 4.70% for 5,000 shares granted in January and 5.16% for 5,000 shares granted in June. For purposes of the calculation, compensation expense is recognized on a straight-line basis over the vesting period.

The following is a summary of the activity under the Incentive Stock Options Plan for the three and six months ending June 30, 2007

		Weighted Average
Three Months Ended June 30, 2007	Options	Exercise Price

Balance at April 1, 2007	159,770	$10.72
Granted	5,000	15.51
Exercised	(18,930)	8.92
Cancelled	—	—

Balance at June 30, 2007	145,840	$11.12

		Weighted Average
Six Months Ended June 30, 2007	Options	Exercise Price

Balance at January 1, 2007	160,094	$10.49
Granted	5,000	15.99
Granted	5,000	15.51
Exercised	(18,930)	8.92
Cancelled	(5,324)	8.92

Balance at June 30, 2007	145,840	$11.12

Options exercisable at June 30, 2007	8,709	$8.92
The following is a summary of the activity under the Incentive Stock Options Plan for the three and six months ending June 30, 2006

		Weighted Average
Three Months Ended June 30, 2006	Options	Exercise Price

Balance at April 1, 2006	197,895	$9.09
Granted	32,500	16.62
Exercised	(55,122)	9.33
Cancelled	—	—

Balance at June 30, 2006	175,273	$10.41

		Weighted Average
Six Months Ended June 30, 2006	Options	Exercise Price

Balance at January 1, 2006	197,895	$9.09
Granted	32,500	16.62
Exercised	(55,122)	9.33
Cancelled	—	—

Balance at June 30, 2006	175,273	$10.41

Options exercisable at June 30, 2006	634	$8.92

NOTE 4: Shareholders’ Equity
A regular quarterly cash dividend of $.16 per share was declared on June 21, 2007 for shareholders of record at July 2, 2007, payable July 31, 2007. Income per common share for the three and six months ended June 30, 2007 and for the three and six months ended June 30, 2006 was calculated as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2007
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$960,311

Basic income available to common shareholders	$960,311	3,939,685	$.24

Effect of dilutive options		25,781

Diluted income available to common shareholders	$960,311	3,965,466	$.24

	FOR THE SIX MONTHS ENDED JUNE 30, 2007
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$1,996,777

Basic income available to common shareholders	$1,996,777	3,934,824	$.51

Effect of dilutive options		29,581

Diluted income available to common shareholders	$1,996,777	3,964,405	$.50

	FOR THE THREE MONTHS ENDED JUNE 30, 2006
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$1,010,834

Basic income available to Common shareholders	$1,010,834	3,893,576	$.26

Effect of dilutive options		85,323

Diluted income available to common shareholders	$1,010,834	3,978,899	$.25

	FOR THE SIX MONTHS ENDED JUNE 30, 2006
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$1,876,270

Basic income available to common shareholders	$1,876,270	3,879,419	$.48

Effect of dilutive options		82,423

Diluted income available to common shareholders	$1,876,270	3,961,842	$.47

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
Total comprehensive income is $637,018 and $647,855, respectively for the three months ended June 30, 2007 and 2006, and $1,705,188 and $1,438,791, respectively for the six months ended June 30, 2007 and 2006.
ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION
Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with branch operations in Summerville, South Carolina, Mt. Pleasant, South Carolina and the West Ashley community of Charleston, South Carolina. It offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester and Berkeley, counties of South Carolina.
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

BALANCE SHEET
LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets. At June 30, 2007 outstanding loans (less deferred loan fees) totaled $161,888,533 which equaled 77.14% of total deposits and 68.47% of total assets. The major components of the loan portfolio were commercial loans and commercial real estate totaling 31.38% and 47.58%, respectively of total loans. Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkley in South Carolina. The breakdown of total loans by type and the respective percentage of total loans are as follows:

	June 30,		December 31,
	2007	2006	2006
Commercial loans	$50,824,805	$49,708,129	$52,603,319
Commercial real estate	77,045,363	77,936,459	76,295,205
Residential mortgage	15,741,512	14,259,216	14,430,196
Consumer loans	5,365,370	4,223,999	4,377,353
Personal banklines	12,664,540	10,305,910	10,719,387
Other	302,841	238,105	246,775

Total	$161,944,431	$156,671,818	$158,672,235
Deferred loan fees (net)	(55,898)	(93,822)	(75,675)
Allowance for loan losses	(1,334,455)	(1,138,189)	(1,294,994)

Loans, net	$160,554,078	$155,439,807	$157,301,566

	June 30,		December 31,
Percentage of Loans	2007	2006	2006
Commercial loans	31.38%	31.73%	33.15%
Commercial real estate	47.58%	49.74%	48.08%
Residential mortgage	9.72%	9.10%	9.09%
Consumer loans	3.31%	2.70%	2.76%
Personal banklines	7.82%	6.58%	6.76%
Other	0.19%	0.15%	0.16%

Total	100.00%	100.00%	100.00%
Total loans increased $5,272,613 or 3.37% to $161,944,431 at June 30, 2007 from $156,671,818 at June 30, 2006 and increased $3,272,196 or 2.06% from $158,672,235 at December 31, 2006. The increase in loans between June 2006 and June 2007 is primarily due to an increase in consumer loans of 27.02%, personal banklines of 22.89% and other loans of 27.19%.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. All securities were classified as Available for Sale for the six months ended June 30, 2007 and June 30, 2006. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on investments at June 30, 2007 was 4.64% compared to 4.70% at June 30, 2006. The carrying values of the investments available for sale at June 30, 2007 and 2006 are as follows:
INVESTMENT PORTFOLIO

	2007	2006
US Treasury Bonds	5,975,584	5,961,627
US Treasury Notes	5,884,932	5,854,722
Federal Agency Securities	3,000,000	3,000,000
Government-Sponsored Enterprises	20,832,166	20,764,553
Municipal Securities	6,757,295	4,497,195

	$42,449,977	$40,078,097

US Treasury Bonds	14.08%	14.88%
US Treasury Notes	13.86%	14.61%
Federal Agency Securities	7.07%	7.49%
Government-Sponsored Enterprises	49.07%	51.81%
Municipal Securities	15.92%	11.22%

	100.00%	100.00%
DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 68.65% of average earning assets for the six months ended June 30, 2007, and 68.36% for the six months ended June 30, 2006. The Bank encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable, and accordingly, the Company has not had to rely on other sources. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	June 30,		December 31,
	2007	2006	2006
Non-interest bearing demand	$55,061,485	$55,790,192	$58,835,554
Interest bearing demand	$52,187,385	$49,866,638	$48,557,628
Money market accounts	$52,460,706	$58,540,905	$56,179,204
Certificates of deposit $100,000 and over	$25,132,760	$20,668,283	$22,281,984
Other time deposits	$15,602,646	$13,422,087	$14,092,859
Other savings deposits	$9,415,508	$11,788,087	$15,369,672

Total Deposits	$209,860,490	$210,076,192	$215,316,901

	June 30,		December 31,
Percentage of Deposits	2007	2006	2006
Non-interest bearing demand	26.24%	26.56%	27.32%
Interest bearing demand	24.87%	23.74%	22.55%
Money Market accounts	25.00%	27.86%	26.09%
Certificates of deposit $100,000 and over	11.97%	9.84%	10.35%
Other time deposits	7.43%	6.39%	6.55%
Other savings deposits	4.49%	5.61%	7.14%

Total Deposits	100.00%	100.00%	100.00%
Total deposits decreased $215,702 or .10% to $209,860,490 at June 30, 2007 from $210,076,192 at June 30, 2006 and decreased $5,456,411 or 2.53% from $215,316,901 at December 31, 2006. Total non-interest bearing demand deposits, money market accounts and other savings deposits decreased 1.31%, 10.39% and 20.13%, respectively, from June 30, 2006 to June 30, 2007 and 6.41%, 6.62%, and 38.74%, respectively, from December 31, 2006 to June 30, 2007. The decrease was offset by an increase in interest bearing demand deposits, certificate of deposits $100,000 and over and other time deposits of 4.65%, 21.60% and 16.25%, respectively and 7.48%, 12.79% and 10.71%, respectively, for the same period.
SHORT-TERM BORROWINGS
The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $2,800,000 under the arrangement at an interest rate set by the Federal Reserve. The note is secured by Government Sponsored Enterprise Securities with a market value of $3,453,950 at June 30, 2007. The amount outstanding under the note totaled $871,501 and $218,768 at June 30, 2007 and 2006, respectively.

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006
The Company’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income decreased $50,523 or 5.00% to $960,311, or basic and diluted earnings per share of $.24 for the three months ended June 30, 2007, from $1,010,834, or basic and diluted earnings per share of $.26 and $.25, respectively, for the three months ended June 30, 2006.
Net Interest Income
Net interest income increased $47,370 or 1.65% to $2,920,461 for the three months ended June 30, 2007, from $2,873,091 for the three months ended June 30, 2006. Total interest and fee income increased $195,142 or 4.84% for the three months ended June 30, 2007, to $4,230,520 from $4,035,378 for the three months ended June 30, 2006. This increase is due to an increase in interest and fees on loans and an increase in interest and dividends on investment securities offset by a decrease in interest on federal funds sold. Total interest and fees on loans increased $295,489 or 8.99% to $3,580,597 for the three months ended June 30, 2007, compared to $3,285,108 for the three months ended June 30, 2006. Interest and dividends on investment securities increased $33,303 or 7.21% to $494,953 for the three months ended June 30, 2007 from $461,650 for the three months ended June 30, 2006. Other interest income decreased $133,650 or 46.31% to $154,970 for the three months ended June 30, 2007 from $288,620 for the three months ended June 30, 2006. This decrease is due to a decrease in the average balance of federal funds sold from $23,721,388 for the three months ended June 30, 2006, to $12,017,658 for the three months ended June 30, 2007.
Average interest earning assets increased from $221.4 million for the three months ended June 30, 2006, to $223.0 million for the three months ended June 30, 2007. The yield on interest earning assets increased 30 basis points between periods to 7.69% for the three months ended June 30, 2007, compared to 7.39% for the same period in 2006. This increase is primarily due to the increase in the yield on average loans of 22 basis points and an increase of 30 basis points in the yield on federal funds sold.
Total interest expense increased $147,772 or 12.71% to $1,310,059 for the three months ended June 30, 2007, from $1,162,287 for the three months ended June 30, 2006. The increase in interest expense is primarily due to an increase in average cost of deposits. Interest on deposits for the three months ended June 30, 2007, was $1,299,290 compared to $1,153,696 for the three months ended June 30, 2006, an increase of $145,594 or 12.62%. Total interest bearing deposits averaged approximately $153.1 million for the three months ended June 30, 2007, as compared to $151.4 million for the three months ended June 30, 2006. The average cost of interest bearing deposits was 3.44% and 3.09% for the three months ended June 30, 2007 and 2006, respectively, an increase of 35 basis points.

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
The allowance for loan losses consists of an estimated reserve for classified loans and an estimated reserve for unclassified loans. Classified loans are assigned a loss estimate in the allowance for loan loss model based on their risk grade. The loss estimate is based on regulatory guidelines which the Company believes is an appropriate measure of the estimated loss on its classified loans. The loss estimates for classified loans is 5% for other loans especially mentioned and 15% for substandard loans. The loss estimates for doubtful and loss loans are 50% and 100%, respectively. Loans on the Company’s watch list have a loss estimate of 1.5%. Unclassified loans are assigned a loss ratio in the allowance for loan loss model based on the Company’s average historical loss experience for the previous five years, adjusted quarterly. The Company believes the five year historical loss ratio is a reasonable estimate of the existing losses in the unclassified loan portfolio. In addition, the reserve includes unclassified past due loans greater than 30 days at 2.5%. During the quarter ending June 30, 2006, the Company reviewed its allowance for loan loss model and made changes to better reflect the risk in the portfolio. The changes included adding additional risk factors to the model. Loan and credit administration risks include collateral documentation risk, insurance risk and maintenance of borrower’s financial information risk. Economic conditions, international, national and local, have an impact on the Bank and the Bank’s borrowers. Because the economic conditions are often macroeconomic in nature and cannot be controlled by the bank, a risk factor of .0625% has been added to the model for this risk. Portfolio risks include portfolio growth and trends as well as over margined real estate lending risk. Risk factors of .055%, .075%, and .0575%, respectively, were added to the model for each of the loan and credit administration risk. From time to time the Bank extends credit beyond our normal collateral advance percentages in our real estate lending. An excessive level of this lending practice may result in additional examiner scrutiny, competitive disadvantages, and potential losses if the collateral becomes acquired by the Bank. Risk factors of .0625% and .25% have been added to the model for portfolio growth and trends and over margined real estate lending risks, respectively. The concentration risk factors include loan concentration and geographic concentration. As of June 30, 2007, there were only five Standard Industrial Code groups that comprised more than three percent of our total loans outstanding. The five Standard Industrial Code groups are Finance, Insurance and Real-Estate, Service, Consumer, Retail Trade, and Construction. The market area of the Bank is located along the coast and also located on an earthquake fault, increasing the chances of a natural disaster which would impact the Bank and the Bank’s borrowers. Risk factors of .06% and .0625%, respectively, were added to the model for each of the concentration risks. Off balance sheet risk includes off balance sheet items that are unfunded amounts under existing approved lines of credit, letters of credit, Automated Clearing House activity and potential liability for recourse in the mortgage loans we sold to investors. A risk factor of .025% has been added to the model for off balance sheet risk.

Based on the evaluation described above, the Company recorded a provision for loan losses of $20,000 for the three months ended June 30, 2007, compared to $60,000 for the three months ended June 30, 2007. The historical loss ratio used at June 30, 2007 was .066% compared to .112% at June 30, 2006 and was based on a five-year historical average. The Company believes that the five-year historical average is representative of the loss cycle of the portfolio. Classified assets were $2.3 million at June 30, 2007 compared to $1.2 million at June 30, 2006.
During the quarter ended June 30, 2007, charge-offs of $2,427 were recorded. Recoveries of $2,395 were recorded to the allowance for loan losses during the quarter ended June 30, 2007, resulting in an allowance for loan losses of $1,334,455 or .82% of total loans at June 30, 2007, compared to $1,294,994 or .82% of total loans at December 31, 2006 and $1,138,189 or .73% or total loans at June 30, 2006.
The Bank had impaired loans totaling $764,225 as of June 30, 2007, compared to $14,451 as of June 30, 2006. The impaired loans include non-accrual loans with balances at June 30, 2007 and 2006 of $752,620 and $14,451 respectively. The Bank had one restructured loan at June 30, 2007, totaling $11,605 and one restructured loan included in the non accrual loans totaling $270 at June 30, 2006. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.
The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six months, they are reviewed individually by management to determine if they should be returned to accrual status. There was one loan over 90 days past due still accruing interest as of June 30, 2007 and no loans over 90 days past due still accruing interest as of June 30, 2006.
Net charge-offs were $32 for the three months ended June 30, 2007 as compared to net recoveries of $4,458 for the three months ended June 30, 2006. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.
The Company had $133,119 unallocated reserves at June 30, 2007 related to other inherent risk in the portfolio compared to unallocated reserves of $13,963 at June 30, 2006. The increase in unallocated reserves between periods is primarily due to an increase in substandard loans from $1,092,311 at June 30, 2006 to $2,073,810 at June 30, 2007. Management believes the allowance for loan losses at June 30, 2007, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.
The local real estate market has had a reduction in sales and an increase in days on market but no material decline in prices after four years of significant price appreciation.

Other Income
Other income for the three months ended June 30, 2007, decreased $31,649 or 8.19% to $354,584 from $386,233 for the three months ended June 30, 2006. This decrease is primarily due to a decrease in mortgage banking income of $50,482 or 28.29% to $127,975 for the three months ended June 30, 2007 as compared to $178,457 for the three months ended June 30, 2006. During the three months ended June 30, 2006, there was a sale of an investment security which resulted in a loss of $22,950, and no sales of securities during the three months ended June 30, 2007.
Other Expense
Bank overhead increased $115,728 or 6.95% to $1,781,070 for the three months ended June 30, 2007, from $1,665,342 for the three months ended June 30, 2006. Salaries and employee benefits increased $67,820 or 6.97% to $1,041,443 from $973,623 for the three months ended June 30, 2007 and 2006 respectively. This increase was due to the increase in salaries and employee benefits as a result of annual merit increases. Net occupancy expense increased $40,675 or 13.73% to $337,007 from $296,332 for the three months ended June 30, 2007 and 2006, respectively. This increase was primarily due to an increase of $16,020 or 129.67% in insurance as well as an increase in janitorial expenses and maintenance contracts of 71.18% and 11.64%, respectively.
Income Tax Expense
For the three months ended June 30, 2007, the Company’s effective tax rate was 34.85% compared to 34.10% during the three months ended June 30, 2006.
Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006
Net interest income is the Company’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and interest on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively the Company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Net income increased $120,507 or 6.42% to $1,996,777 or basic earnings per share of $.51 and diluted earnings per share of $.50 for the six months ended June 30, 2007 from $1,876,270 or basic earnings per share of $.48 and diluted earnings per share of $.47 for the six months ended June 30, 2006.
Net Interest Income
Net interest income increased $285,407 or 5.14% to $5,838,699 for the six months ended June 30, 2007, from $5,553,292 for the six months ended June 30, 2006. Total interest and fee income increased $842,571 or 10.98%, for the six months ended June 30, 2007, to $8,517,625 from $7,675,054 for the six months ended June 30, 2006. Total interest and fees on loans increased $676,246, or 10.59% to $7,062,529 for the six months ended June 30, 2007, from $6,386,283 for the six months ended June 30, 2006. Interest and dividends on investment securities increased $115,475 or 13.47% to $972,624 for the six months ended June 30, 2007, from $857,149 for the same period in 2006. Loans averaged $166.8 million for the six months ended June 30, 2007, an increase of $8.5 million or 5.37% from $158.3 for the six months ended June 30, 2006. This increase in average loans primarily led to an increase in the average earnings assets from $215.0 million to $227.2 million for the six months ended June 30, 2007. The yield on average earning assets increased 36 basis points to 7.56% from 7.20% for the six months ended June 30, 2007 and 2006, respectively. Average investments for the six months ended June 30, 2007 were $41.8 million compared to $38.2 million for the six months ended June 30, 2006, with an increase in the yield from 4.53% to 4.70% or 17 basis points.

Total interest expense increased $557,164 or 26.26% to $2,678,926 for the six months ended June 30, 2007, from $2,121,762 for the six months ended June 30, 2006. The increase in interest expense is primarily due to an increase in average deposits and the average cost of deposits. Interest on deposits for the six months ended June 30, 2007, was $2,659,809 compared to $2,107,586 for the six months ended June 30, 2006, an increase of $552,223 or 26.20%. Total interest bearing deposits averaged approximately $157.2 million for the six months ended June 30, 2007, as compared to $146.6 million for the six months ended June 30, 2006. The average cost of interest bearing deposits was 3.41% and 2.90% for the six months ended June 30, 2007 and 2006, respectively, an increase of 51 basis points.
Provision for Loan Losses
The provision for loan loss for the six months ended June 30, 2007 was $40,000 compared to $120,000 for the six months ended June 30, 2006. During the six months ended June 30, 2007, charge-offs $4,690 and recoveries of $4,152 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,334,455 or .82% of total loans at June 30, 2007, compared to $1,294,994 or .82% of total loans at December 31, 2006 and $1,138,189 or .73% or total loans at June 30, 2006.
Net charge-offs were $538 for the six months ended June 30, 2007, as compared to net recoveries of $1,014 for the six months ended June 30, 2006. Loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of the reserve.
Other Income
Other income for the six months ended June 30, 2007, increased $35,573 or 4.93% to $757,513 from $721,940 for the six months ended June 30, 2006. This increase was primarily due to an increase in mortgage banking income of $25,144 or 8.66% to $315,405 from $290,261 for the six months ended June 30, 2007 and 2006, respectively. This increase was offset by a decrease in service charges, fees and commissions of $12,628 or 2.86% to $428,313 from $440,941 for the six months ended June 30, 2007 and 2006, respectively. This decrease resulted from a decrease in overdraft fees of $6,265 or 3.79% from $165,407 for the six months ended June 30, 2006 to $159,142 for the six months ended June 30, 2007.
Other Expense
Bank overhead increased $186,678 or 5.65% to $3,492,531 for the six months ended June 30, 2007, from $3,305,853 for the six months ended June 30, 2006. This increase was primarily due to an increase in both salaries and employee benefits and net occupancy expense. Salaries and employee benefits increased $151,153 or 7.81% to $2,086,544 for the six months ended June 30, 2007 from $1,935,391 for the six months ended June 30, 2006, as a result of annual merit increases. Total occupancy expense increased $50,089 or 8.43% to $644,178 for the six months ended June 30, 2007. This increase was primarily due to an increase in insurance of $22,762 or 107.63%.
Income Tax Expense
For the six months ended June 30, 2007, the Company’s effective tax rate was 34.82% compared to 34.15% during the six months ended June 30, 2007.

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
The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below. At June 30, 2007 and 2006, the Company had no interests in non-consolidated special purpose entities.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $42,240,790 and $49,733,120 at June 30, 2007 and 2006 respectively.
Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At June 30, 2007, and 2006, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 2007 and 2006 was $441,252 and $430,402 respectively.
The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at June 30, 2007. The Company has forward sales commitments, totaling $3.2 million at June 30, 2007, to sell loans held for sale of $3.2 million. The fair value of these commitments was not significant at June 30, 2007. The Company has no embedded derivative instruments requiring separate accounting treatment.

Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company’s primary liquid assets accounted for 30.03% and 31.42% of total assets at June 30, 2007 and 2006, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At June 30, 2007, the Bank had unused short-term lines of credit totaling approximately $15,500,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale.
The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At June 30, 2007 and 2006, the Bank’s liquidity ratio was 25.02% and 26.58%, respectively.
Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders’ equity at June 30, 2007, of $24,354,665. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at June 30, 2007, for the Bank is 12.92% and at June 30, 2006 was 12.37%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of June 30, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At June 30, 2007 and 2006, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.
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
In June 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

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
In September, 2006, The FASB ratified the consensus reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.
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

ITEM 3
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending June 30, 2007, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.
The Company established a Disclosure Committee on December 20, 2002. The committee is made up of the President and Chief Executive Officer, Executive Vice President and Treasurer, Executive Vice President, Senior Vice President (Operations), Vice President (Audit Compliance Officer), Accounting Officer and Assistant Vice President (Credit Department). This Committee meets quarterly to review the 10QSB and the 10KSB, to assure that the financial statements, Securities and Exchange Commission filings and all public releases are free of any material misstatements and correctly reflect the financial position, results of operations and cash flows of the Company. This Committee also assures that the Company is in compliance with the Sarbanes-Oxley Act.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On Tuesday April 10, 2007, the shareholders elected Linda J. Bradley-McKee, PHD., CPA, C. Ronald Coward, Graham M. Eubank, Jr., T. Dean Harton, Fleetwood S. Hassell, Glen B. Haynes, DVM, William L. Hiott, Jr., Katherine M. Huger, Richard W. Hutson, Jr., Charles G. Lane, Hugh C. Lane, Jr., Louise J. Maybank, Alan I. Nussbaum, MD, Edmund Rhett, Jr., MD, Malcolm M. Rhodes, MD, Thomas C. Stevenson, III, and Steve D. Swanson, to serve on the Board of Directors until the Company’s 2008 annual meeting.
On Tuesday April 10, 2007, the shareholders approved an increase in authorized shares from 6,000,000 to 12,000,000.
On Tuesday April 10, 2007, the shareholders ratified the appointment of Elliott Davis, LLC, as independent certified public accountants for 2007.

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

BANK OF SOUTH CAROLINA CORPORATION
August 1, 2007	BY:	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/ William L. Hiott, Jr.
William L. Hiott, Jr.
Executive Vice President & Treasurer