Form 10QSB
period 2007-09-30
BANK OF SOUTH CAROLINA CORP
filed 2007-11-01
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Yes ☑ No            ☐
As of September 30, 2007 there were 3,953,863 Common Shares outstanding.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☑

BANK OF SOUTH CAROLINA CORPORATION
Report on Form 10-QSB
for quarter ended
September 30, 2007

PART I — ITEM 1 — FINANCIAL STATEMENTS
BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2007	December 31, 2006
Assets:

Cash and due from banks	$8,179,528	$9,747,621
Interest bearing deposits in other banks	8,080	7,990
Federal funds sold	24,375,062	26,857,657
Investment securities available for sale	32,232,101	40,897,855
Mortgage loans to be sold	1,011,818	3,960,728
Loans	155,390,558	158,596,560
Allowance for loan losses	(1,355,762)	(1,294,994)

Net loans	154,034,796	157,301,566

Premises and equipment, net	2,685,794	2,662,086
Accrued interest receivable	1,286,096	1,474,703
Other assets	473,742	562,534

Total assets	$224,287,017	$243,472,740

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$52,352,299	$58,835,554
Interest bearing demand	46,890,183	48,557,628
Money market accounts	51,040,825	56,179,204
Certificates of deposit $100,000 and over	20,387,299	22,281,984
Other time deposits	16,130,035	14,092,859
Other savings deposits	8,360,680	15,369,672

Total deposits	195,161,321	215,316,901

Short-term borrowings	2,717,083	2,712,683
Accrued interest payable and other liabilities	1,300,609	1,802,725

Total liabilities	199,179,013	219,832,309

Common Stock — No par value; 12,000,000 shares authorized; issued 4,153,364 shares at September 30, 2007 and 4,129,409 at December 31, 2006; outstanding 3,953,863 shares at September 30, 2007 and 3,929,908 at December 31, 2006	—	—
Additional paid in capital	22,967,298	22,719,918
Retained earnings	3,715,438	2,592,719
Treasury stock — 199,501 shares at September 30, 2007 and December 31, 2006	(1,692,964)	(1,692,964)
Accumulated other comprehensive income, net of income taxes	118,232	20,758

Total shareholders’ equity	25,108,004	23,640,431

Total liabilities and shareholders’ equity	$224,287,017	$243,472,740

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30,
	2007	2006
Interest and fee income
Interest and fees on loans	$3,392,660	$3,518,059
Interest and dividends on investment securities	431,654	476,899
Other interest income	234,552	251,405

Total interest and fee income	4,058,866	4,246,363

Interest expense
Interest on deposits	1,240,416	1,260,340
Interest on short-term borrowings	10,884	9,732

Total interest expense	1,251,300	1,270,072

Net interest income	2,807,566	2,976,291
Provision for loan losses	—	60,000

Net interest income after provision for loan losses	2,807,566	2,916,291

Other income
Service charges, fees and commissions	215,434	220,027
Mortgage banking income	119,249	133,191
Gain on sale of securities	69,792	—
Other non-interest income	5,717	6,240

Total other income	410,192	359,458

Other expense
Salaries and employee benefits	1,041,799	1,028,905
Net occupancy expense	354,066	324,443
Other operating expenses	382,729	346,887

Total other expense	1,778,594	1,700,235

Income before income tax expense	1,439,164	1,575,514
Income tax expense	498,603	545,767

Net income	$940,561	$1,029,747

Basic earnings per share	$0.24	$0.26

Diluted earnings per share	$0.24	$0.26

Weighted average shares outstanding
Basic	3,949,447	3,920,228

Diluted	3,976,459	3,963,022

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
Interest and fee income
Interest and fees on loans	$10,455,189	$9,904,342
Interest and dividends on investment securities	1,404,278	1,334,048
Other interest income	717,024	683,027

Total interest and fee income	12,576,491	11,921,417

Interest expense
Interest on deposits	3,900,225	3,367,926
Interest on short-term borrowings	30,000	23,908

Total interest expense	3,930,225	3,391,834

Net interest income	8,646,266	8,529,583
Provision for loan losses	40,000	180,000

Net interest income after provision for loan losses	8,606,266	8,349,583

Other income
Service charges, fees and commissions	643,747	660,969
Mortgage banking income	434,654	423,452
Gain (loss) on sale of securities	69,792	(22,950)
Other non-interest income	19,511	19,928

Total other income	1,167,704	1,081,399

Other expense
Salaries and employee benefits	3,128,343	2,964,295
Net occupancy expense	998,244	918,532
Other operating expenses	1,144,538	1,123,261

Total other expense	5,271,125	5,006,088

Income before income tax expense	4,502,845	4,424,894
Income tax expense	1,565,507	1,518,876

Net income	$2,937,338	$2,906,018

Basic earnings per share	$0.75	$0.75

Diluted earnings per share	$0.74	$0.73

Weighted average shares outstanding
Basic	3,939,420	3,893,172

Diluted	3,969,668	3,973,137

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR NINE MONTHS SEPTEMBER 30, 2007 AND 2006

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total
December 31, 2005	$—	$22,077,627	$1,173,050	$(1,692,964)	$(51,919)	$21,505,794
Comprehensive income:
Net income	—	—	2,906,018	—	—	2,906,018
Net unrealized loss on securities (net of tax expense of $38,697)	—	—	—	—	26,810	26,810

Comprehensive income	—	—	—	—	—	2,932,828

Exercise of stock options	—	514,149	—	—	—	514,149
Stock-based compensation expense	—	28,691	—	—	—	28,691
Cash paid on fractional shares 25% stock dividend	—	—	(3,913)	—	—	(3,913)
Cash dividends ($0.43 per common share)	—	—	(1,561,503)	—	—	(1,561,503)

September 30, 2006	$—	$22,620,467	$2,513,652	$(1,692,964)	$(25,109)	$23,416,046

December 31, 2006	$—	$22,719,918	$2,592,719	$(1,692,964)	$20,758	$23,640,431
Comprehensive income:
Net income	—	—	2,937,338	—	—	2,937,338
Net unrealized loss on securities (net of tax expense of $69,996)	—	—	—	—	97,474	97,474

Total comprehensive income	—	—	—	—	—	3,034,812

Exercise of stock options	—	213,678	—	—	—	213,678
Stock-based compensation expense	—	33,702	—	—	—	33,702
Cash dividends ($0.46 per common share)	—	—	(1,814,619)	—	—	(1,814,619)

September 30, 2007	$—	$22,967,298	$3,715,438	$(1,692,964)	$118,232	$25,108,004

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,937,338	$2,906,018
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	194,090	177,342
(Gain) loss on sale of securities	(69,792)	22,950
Provision for loan losses	40,000	180,000
Stock-based compensation expense	33,702	28,691
Net accretion of unearned discounts on investments	(64,613)	(198,354)
Origination of mortgage loans held for sale	(42,304,772)	(47,033,402)
Proceeds from sale of mortgage loans held for sale	45,253,682	46,238,919
Decrease (increase) in accrued interest receivable and other assets	207,403	(456,053)
(Decrease) increase in accrued interest payable and other liabilities	(191,557)	99,162

Net cash provided by operating activities	6,035,481	1,965,273

Cash flows from investing activities:
Purchase of investment securities available for sale	(3,347,371)	(28,004,512)
Maturities and sales of investment securities available for sale	12,315,000	27,277,950
Net decrease in loans	3,226,770	894,007
Purchase of premises and equipment	(217,798)	(160,485)

Net cash provided by investing activities	11,976,601	6,960

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(20,155,580)	11,858,823
Net increase (decrease) in short-term borrowings	4,400	(70,264)
Dividends paid	(2,125,178)	(1,476,512)
Fractional shares paid	—	(3,913)
Stock options exercised	213,678	514,149

Net cash (used) provided by financing activities	(22,062,680)	10,822,283

Net (decrease) increase in cash and cash equivalents	(4,050,598)	12,794,516
Cash and cash equivalents, beginning of period	36,613,268	20,272,566

Cash and cash equivalents, end of period	$32,562,670	$33,067,082

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$4,028,144	$3,076,211

Income taxes	$1,549,825	$1,656,998

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$(310,560)	$84,738

Change in unrealized loss on available for sale securities	$97,474	$26,810

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
NOTE 1: Basis of Presentation
The Bank of South Carolina (the “Bank”) began operations on February 26, 1987 as a state chartered bank and later became a subsidiary of Bank of South Carolina Corporation (the “Company”) a South Carolina corporation, in a reorganization effective on April 17, 1995. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited, except for the December 31, 2006 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results which may be expected for the entire year.
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
NOTE 3: Stock Based Compensation
The Company has an Incentive Stock Option Plan which was approved in 1998. Under the 1998 Incentive Stock Option Plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of the grant. Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. At September 30, 2007, 29,291 shares of common stock are reserved to be granted under the 1998 Incentive Stock Option Plan from the original 272,250 shares.
There were options for 10,000 shares granted during the nine months ended September 30, 2007 and 32,500 shares granted during the nine months ended September 30, 2006. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the 2006 grant: dividend yield of 3.58%; historical volatility of 29.98%; risk-free interest rate of 4.36%; and expected life of the options of 10 years. The following assumptions were used for the 10,000 shares granted in 2007: dividend yield of 2.75%; historical volatility of 25.68%; risk-free interest rate of 4.70% for 5,000 shares granted in January and 5.16% for 5,000 shares granted in June. For purposes of the calculation, compensation expense is recognized on a straight-line basis over the vesting period.

The following is a summary of the activity under the Incentive Stock Options Plan for the three and nine months ending September 30, 2007.

Three Months Ended September 30, 2007	Options	Weighted Average Exercise Price
Balance at July 1, 2007	145,840	$11.12
Granted	—	—
Exercised	(5,025)	8.92
Cancelled	(3,250)	16.62

Balance at September 30, 2007	137,565	$11.07

Nine Months Ended September 30, 2007	Options	Weighted Average Exercise Price
Balance at January 1, 2007	160,094	$10.49
Granted	5,000	15.99
Granted	5,000	15.51
Exercised	(23,955)	8.92
Cancelled	(5,324)	8.92
Cancelled	(3,250)	16.62

Balance at September 30, 2007	137,565	$11.07

Options exercisable at September 30, 2007	3,684	$8.92
The following is a summary of the activity under the Incentive Stock Options Plan for the three and nine months ending September 30, 2006.

Three Months Ended September 30, 2006	Options	Weighted Average Exercise Price
Balance at July 1, 2006	175,273	$10.41
Granted	—	—
Exercised	—	—
Cancelled	(5,499)	9.97

Balance at September 30, 2006	169,774	$10.42

Nine Months Ended September 30, 2006	Options	Weighted Average Exercise Price
Balance at January 1, 2006	197,895	$9.09
Granted	32,500	16.62
Exercised	(55,122)	9.33
Cancelled	(5,499)	9.97

Balance at September 30, 2006	169,774	$10.42

Options exercisable at September 30, 2006	634	$8.92

NOTE 4: Shareholders’ Equity
A regular quarterly cash dividend of $.16 per share was declared on September 20, 2007 for shareholders of record at October 1, 2007, payable October 31, 2007. Income per common share for the three and nine months ended September 30, 2007 and for the three and nine months ended September 30, 2006 was calculated as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$940,561

Basic income available to common shareholders	$940,561	3,949,447	$.24

Effect of dilutive options		27,012

Diluted income available to common shareholders	$940,561	3,976,459	$.24

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$2,937,338

Basic income available to common shareholders	$2,937,338	3,939,420	$.75

Effect of dilutive options		30,248

Diluted income available to common shareholders	$2,937,338	3,969,668	$.74

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$1,029,747

Basic income available to Common shareholders	$1,029,747	3,920,228	$.26

Effect of dilutive options		42,794

Diluted income available to common shareholders	$1,029,747	3,963,022	$.26

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$2,906,018

Basic income available to common shareholders	$2,906,018	3,893,172	$.75

Effect of dilutive options		79,965

Diluted income available to common shareholders	$2,906,018	3,973,137	$.73

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
Total comprehensive income is $1,329,624 and $1,494,037, respectively for the three months ended September 30, 2007 and 2006, and $3,034,812 and $2,932,828, respectively for the nine months ended September 30, 2007 and 2006.
ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION
Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with branch operations in Summerville, South Carolina, Mt. Pleasant, South Carolina and the West Ashley community of Charleston, South Carolina. It offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester and Berkeley counties of South Carolina.
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

BALANCE SHEET
LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets. At September 30, 2007 outstanding loans (less deferred loan fees) totaled $155,390,558 which equaled 79.62% of total deposits and 69.28% of total assets. The major components of the loan portfolio were commercial loans and commercial real estate totaling 30.19% and 48.62%, respectively of total loans. Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina. The breakdown of total loans by type and the respective percentage of total loans are as follows:

	September 30,		December 31,
	2007	2006	2006
Commercial loans	$46,921,743	$50,600,673	$52,603,319
Commercial real estate	75,576,484	76,551,109	76,295,205
Residential mortgage	14,129,725	13,098,256	14,430,196
Consumer loans	4,830,736	4,226,542	4,377,353
Personal banklines	13,154,025	10,561,023	10,719,387
Other	830,775	230,595	246,775

Total	155,443,488	155,268,198	158,672,235
Deferred loan fees (net)	(52,930)	(90,741)	(75,675)
Allowance for loan losses	(1,355,762)	(1,250,301)	(1,294,994)

Loans, net	$154,034,796	$153,927,156	$157,301,566

	September 30,		December 31,
Percentage of Loans	2007	2006	2006
Commercial loans	30.19%	32.59%	33.15%
Commercial real estate	48.62%	49.30%	48.08%
Residential mortgage	9.09%	8.44%	9.09%
Consumer loans	3.11%	2.72%	2.76%
Personal banklines	8.46%	6.80%	6.76%
Other	.53%	0.15%	0.16%
Total	100.00%	100.00%	100.00%
Total loans, not including deferred loan fees, increased $175,290 or 11% to $155,443,488 at September 30, 2007 from $155,268,198 at September 30, 2006 and decreased $3,228,747 or 2.04% from $158,672,235 at December 31, 2006. The increase in loans between September 2006 and September 2007 is primarily due to an increase in consumer loans of 14.30% and personal banklines of 24.55%. The decrease in loans for the nine months ended September 30, 2007 when compared to December 31, 2006 is primarily due to a decrease in commercial loans of $5,681,576 or 10.80% which was offset by an increase in personal banklines of $2,434,638 or 22.71%.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. All securities were classified as Available for Sale for the nine months ended September 30, 2007 and September 30, 2006. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. During the nine months ended September 30, 2007, $12,000,000 of Available for Sale securities were sold for a gain of $69,792 in order to increase the Bank’s liquidity position. The average yield on investments at September 30, 2007 was 4.61% compared to 4.69% at September 30, 2006. The carrying values of the investments available for sale at September 30, 2007 and 2006 are as follows:
INVESTMENT PORTFOLIO

	2007	2006
US Treasury Bonds	—	5,965,079
US Treasury Notes	2,943,923	5,862,168
Federal Agency Securities	4,001,320	3,000,000
Government-Sponsored Enterprises	17,856,418	20,781,187
Municipal Securities	7,242,769	5,232,136

	$32,044,430	$40,840,570

US Treasury Bonds	0.00%	14.61%
US Treasury Notes	9.19%	14.35%
Federal Agency Securities	12.49%	7.35%
Government-Sponsored Enterprises	55.72%	50.88%
Municipal Securities	22.60%	12.81%

	100.00%	100.00%
DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 68.89% of average earning assets for the nine months ended September 30, 2007, and 68.27% for the nine months ended September 30, 2006. The Bank encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable, and accordingly, the Company has not had to rely on other sources. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	September 30,		December 31,
	2007	2006	2006
Non-interest bearing demand	$52,352,299	$56,399,071	$58,835,554
Interest bearing demand	$46,890,183	$45,013,273	$48,557,628
Money market accounts	$51,040,825	$55,649,736	$56,179,204
Certificates of deposit $100,000 and over	$20,387,299	$22,691,325	$22,281,984
Other time deposits	$16,130,035	$13,914,947	$14,092,859
Other savings deposits	$8,360,680	$16,037,785	$15,369,672

Total Deposits	$195,161,321	$209,706,137	$215,316,901

	September 30,		December 31,
Percentage of Deposits	2007	2006	2006
Non-interest bearing demand	26.83%	26.89%	27.32%
Interest bearing demand	24.03%	21.47%	22.55%
Money Market accounts	26.15%	26.54%	26.09%
Certificates of deposit $100,000 and over	10.45%	10.82%	10.35%
Other time deposits	8.27%	6.63%	6.55%
Other savings deposits	4.27%	7.65%	7.14%

Total Deposits	100.00%	100.00%	100.00%

Total deposits decreased $14,544,816 or 6.94% to $195,161,321 at September 30, 2007 from $209,706,137 at September 30, 2006 and decreased $20,155,580 or 9.36% from $215,316,901 at December 31, 2006. Total certificates of deposit $100,000 and over and other savings deposits decreased 10.15% and 47.87%, respectively, from September 30, 2006 to September 30, 2007. This decrease was offset slightly by an increase of 15.92% in other time deposits. For the nine months ended September 30, 2007, non-interest bearing demand deposits decreased 11.02% and other savings deposits decreased 45.60%, offset by an increase of 14.46% in other time deposits.
SHORT-TERM BORROWINGS
The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $2,800,000 under the arrangement at an interest rate set by the Federal Reserve. The note is secured by Government Sponsored Enterprise Securities with a market value of $3,507,834 at September 30, 2007. The amount outstanding under the note totaled $2,717,083 and $1,973,986 at September 30, 2007 and 2006, respectively.

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006
The Company’s results of operations depend primarily on the level of its net interest income, its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Net income decreased $89,186 or 8.66% to $940,561, or basic and diluted earnings per share of $.24 for the three months ended September 30, 2007, from $1,029,747, or basic and diluted earnings per share of $.26 for the three months ended September 30, 2006.
Net Interest Income
Net interest income decreased $168,725 or 5.67% to $2,807,566 for the three months ended September 30, 2007, from $2,976,291 for the three months ended September 30, 2006. Total interest and fee income decreased $187,497 or 4.42% for the three months ended September 30, 2007, to $4,058,866 from $4,246,363 for the three months ended September 30, 2006. This decrease is due to a decrease in interest and fees on loans and a decrease in interest and dividends on investment securities. Total interest and fees on loans decreased $125,399 or 3.56% to $3,392,660 for the three months ended September 30, 2007, compared to $3,518,059 for the three months ended September 30, 2006. Interest and dividends on investment securities decreased $45,245 or 9.49% to $431,654 for the three months ended September 30, 2007 from $476,899 for the three months ended September 30, 2006. Other interest income decreased $16,853 or 6.70% to $234,552 for the three months ended September 30, 2007 from $251,405 for the three months ended September 30, 2006. This decrease is due to a decrease in the average balance of federal funds sold from $19,081,181 for the three months ended September 30, 2006, to $17,312,685 for the three months ended September 30, 2007.
Average interest earning assets decreased from $221.3 million for the three months ended September 30, 2006, to $213.6 million for the three months ended September 30, 2007. The yield on interest earning assets decreased 7 basis points between periods to 7.54% for the three months ended September 30, 2007, compared to 7.61% for the same period in 2006. This decrease is primarily due to a decrease in the yield on average loans of 15 basis points and a decrease of 10 basis points in the yield on investment securities offset by an increase of 15 basis points on federal funds sold.
Total interest expense decreased $18,772 or 1.48% to $1,251,300 for the three months ended September 30, 2007, from $1,270,072 for the three months ended September 30, 2006. The decrease in interest expense is primarily due to a decrease in average cost of deposits. Interest on deposits for the three months ended September 30, 2007, was $1,240,416 compared to $1,260,340 for the three months ended September 30, 2006, a decrease of $19,924 or 1.58%. Total interest bearing deposits averaged approximately $145.9 million for the three months ended September 30, 2007, as compared to $151.5 million for the three months ended September 30, 2006. The average cost of interest bearing deposits was 3.37% and 3.30% for the three months ended September 30, 2007 and 2006, respectively, an increase of 7 basis points.

Provision for Loan Losses
The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. The adequacy of the allowance for loan losses (the “Allowance”) is reviewed monthly by the Loan Committee and on a quarterly basis by the Board of Directors. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the loan portfolio as of the balance sheet date presented. The methodology employed for this analysis was modified in the third quarter of 2007 to conform with regulatory guidance. The new methodology is based on a Reserve Model that is comprised of the three components listed below.
1)	Specific Reserve analysis for impaired loans based on SFAS 114 “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15.”

2)	General reserve analysis applying historical loss rates based on SFAS No 5 “Accounting for Contingencies.”

3)	Qualitative or environmental factors.
Loans are reviewed for impairment which is measured in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15.” Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate, or, alternatively the fair value of the collateral if the loan is collateral dependent. An impaired loan may not represent an expected loss.
A general reserve analysis is performed on individually reviewed loans, but not impaired loans, and excluded individually reviewed impaired loans, based on SFAS No. 5 “Accounting for Contingencies.” Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a five year period. The five year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group.
Qualitative and environmental factors include external risk factors that Management believes are representative of the overall lending environment of the Bank. Management believes that the following factors create a more comprehensive system of controls in which the Bank can monitor the quality of the loan portfolio.
1)	Portfolio risk

2)	National and local economic trends and conditions

3)	Effects of changes in risk selection and underwriting practices

4)	Experience, ability and depth of lending management staff

5)	Industry conditions

6)	Effects of changes in credit concentrations

7)	Loan and credit administration risk
Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix with a risk factor of .1000%, trends in volume and terms of loans with a risk factor of .05000% and overmargined real estate lending with a risk factor of .2500%.
Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Although the aggregate total of classified loans has increased, management is confident in the adequacy of the sources of repayment. Sizable unsecured principal balances on a non-amortizing basis are monitored.
Management revised the credit rating matrix in order to rate all extensions of credit providing a more specified picture of the risk each loan poses to the quality of the loan portfolio. There are eight possible ratings based on nine different qualifying characteristics. The nine characteristics are: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance and the borrower’s leverage. The matrix is designed to meet management’s standards and expectations of loan quality. In addition to the rating matrix, the Company rates its credit exposure on the basis of each loan instead of the quality of each borrower.
Occasional extensions of credit occur beyond the policy thresholds of the Company’s normal collateral advance margins for real estate lending. The aggregate of these loans represents 9.90% of the Company’s total loans. These loans are monitored and the balances reported to the Board every quarter. An excessive level of this practice could result in additional examiner scrutiny, competitive disadvantages and potential losses if forced to convert the collateral. The consideration of overmargined real estate loans directly relates to the capacity of the borrower. Management often requests additional collateral to bring the loan to value ratio within the policy guidelines and also require a strong secondary source of repayment in addition to the primary source of repayment.
National and local economic trends and conditions are constantly changing and results in both positive and negative impact on borrowers. Most macroeconomic conditions are not controllable by the Company and are incorporated into the qualitative risk factors. Natural disasters, wars and the recent fallout of the subprime lending market as well as problems in the traditional mortgage market are a few of the trends and conditions that are currently affecting our national and local economy. Management assigned a risk factor of .0625% to the national and local economic trends and conditions.
The quality of the Bank’s loan portfolio is contingent upon our risk selection and underwriting practices. Every credit with over $100,000 in exposure is summarized by the Bank’s Credit Department and reviewed by the Loan Committee on a monthly basis. The Board of Directors review credits over $500,000 and an annual credit analysis is conducted on these borrowers upon the receipt of updated financial information. Prior to any extension of credit, every significant commercial loan goes through sound credit underwriting. The Credit Department conducts detailed cash flow analysis on each proposal using the most current financial information. Relevant trends and ratios are evaluated. The effect of changes in risk selection and underwriting practices has been assigned a risk factor of .0750%.
The Bank has over 250 years of lending management experience among eight members of lending staff, all of whom have been with the Company for at least six years. In addition the Company has two new lenders, one with experience in commercial lending in another geographic market and one with lending experience in another industry. In addition to the lending staff the Bank has an Advisory Board for each branch comprised of business and community leaders from the specific branch’s market area. Management meets with these boards quarterly to discuss the trends and conditions in each respective market. A risk factor of .0750% has been assigned to the experience, ability and depth of lending management and staff.
There has been an influx of new banks within the Company’s geographic area. This increase has decreased the local industry’s overall margins as a result of pricing competition. Management believes that the borrowing base of the Bank is well established and therefore unsound price competition is not necessary. A risk factor of .0750% was added to the model for industry conditions.
The risks associated with the effects of changes in credit concentration includes loan concentration with a risk factor of .0600%, geographic concentration with a risk factor of .0625% and regulatory concentration of .0625%.
As of September 30, 2007, there were only five Standard Industrial Code groups that comprised more than three percent of the Bank’s total outstanding loans. Real Estate Agents and Managers is one Standard Industrial Code group which experienced a large growth in outstanding loans primarily as a result of the slowdown in the real estate market.

The Company is located along the coast and on an earthquake fault, increasing the chances that a natural disaster may impact the Bank and its borrowers. The Company has a Disaster Recovery Plan in place, however, the amount of time it would take for our customers to return to normal operations is unknown.
Loan and credit administration risk includes collateral documentation with a risk factor of .0550%, insurance risk with a risk factor of .0750% and maintaining financial information risk with a risk factor of .0575%
The majority of the Bank’s loan portfolio is collateralized with a variety of its borrowers assets. The execution and monitoring of the documentation to properly secure the loan lies with the Bank’s lenders and Loan Department. The Bank requires insurance coverage naming the Bank as the mortgagee or loss payee. Although insurance risk is also considered collateral documentation risk, the actual coverage, amounts of coverage and increased deductibles are important to management.
Risk includes a function of time and the borrower’s financial condition may change; therefore, keeping financial information up to date is important to the Bank. The policy of the Bank is that all new loans, regardless of the customer’s history with the Bank, should have updated financial information.
Based on the evaluation described above, the Company did not record a provision for loan loss during the three months ended September 30, 2007, compared to a provision of $60,000 for the three months ended September 30, 2006. At September 30, 2007 the five year average loss ratios were: .026% Commercial, .014% Consumer, .022% 1-4 Residential, .000% Real Estate Construction and .004% Real Estate Mortgage. The historical loss ratio used at September 30, 2006 was .094%.
During the quarter ended September 30, 2007, charge-offs of $2,685 were recorded. Recoveries of $44,787 were recorded to the allowance for loan losses during the quarter ended September 30, 2007, resulting in an allowance for loan losses of $1,355,762 or .87% of total loans at September 30, 2007, compared to $1,294,994 or .82% of total loans at December 31, 2006 and $1,250,301 or .81% or total loans at September 30, 2006.
The Bank had impaired loans totaling $748,389 as of September 30, 2007, compared to $13,008 as of September 30, 2006. The impaired loans include non-accrual loans with balances at September 30, 2007 and 2006 of $748,389 and $13,008 respectively. The Bank had one restructured loan at September 30, 2007, totaling $10,992 and no restructured loans at September 30, 2006. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.
The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of nine months, they are reviewed individually by management to determine if they should be returned to accrual status. There was one loan over 90 days past due still accruing interest as of September 30, 2007 and two loans over 90 days past due still accruing interest as of September 30, 2006.

Net recoveries were $42,102 for the three months ended September 30, 2007 as compared to net recoveries of $52,112 for the three months ended September 30, 2006. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.
The Company had $118,200 unallocated reserves at September 30, 2007 related to other inherent risk in the portfolio compared to unallocated reserves of $152,556 at September 30, 2006. Management believes the allowance for loan losses at September 30, 2007, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.
The Allowance is also subject to examination testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the Allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require the Company to adjust its Allowance based on information available to them at the time of their examination.
The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. During the third quarter of 2007, Management determined that $20,796 of the allowance for loan loss represented the reserves for unfunded lending commitments. This portion was transferred from the allowance for loan loss and placed into a new liability account, allowance for unfunded loans and commitments.
Other Income
Other income for the three months ended September 30, 2007, increased $50,734 or 14.11% to $410,192 from $359,458 for the three months ended September 30, 2006. This increase is primarily due to a gain on the sale of investment securities of $69,792 which was offset by a decrease in mortgage banking income of $13,942 or 10.47% to $119,249 for the three months ended September 30, 2007 as compared to $133,191 for the three months ended September 30, 2006.
Other Expense
Bank overhead increased $78,359 or 4.61% to $1,778,594 for the three months ended September 30, 2007, from $1,700,235 for the three months ended September 30, 2006. Salaries and employee benefits increased $12,894 or 1.25% to $1,041,799 from $1,028,905 for the three months ended September 30, 2007 and 2006, respectively. This increase was due to the increase in salaries and employee benefits as a result of annual merit increases. Net occupancy expense increased $29,623 or 9.13% to $354,066 from $324,443 for the three months ended September 30, 2007 and 2006, respectively. This increase was primarily due to an increase of $16,052 or 131.03% in insurance as well as an increase in rent on the buildings and depreciation on furniture fixtures and equipment of 4.54% and 17.50%, respectively.

Income Tax Expense
For the three months ended September 30, 2007, the Company’s effective tax rate was 34.65% compared to 34.64% during the three months ended September 30, 2006.
Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006
Net interest income is the Company’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and interest on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively the Company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Net income increased $31,320 or 1.08% to $2,937,338 or basic earnings per share of $.75 and diluted earnings per share of $.74 for the nine months ended September 30, 2007 from $2,906,018 or basic earnings per share of $.75 and diluted earnings per share of $.73 for the nine months ended September 30, 2006.
Net Interest Income
Net interest income increased $116,683 or 1.37% to $8,646,266 for the nine months ended September 30, 2007, from $8,529,583 for the nine months ended September 30, 2006. Total interest and fee income increased $655,074 or 5.49%, for the nine months ended September 30, 2007, to $12,576,491 from $11,921,417 for the nine months ended September 30, 2006. Total interest and fees on loans increased $550,847, or 5.56% to $10,455,189 for the nine months ended September 30, 2007, from $9,904,342 for the nine months ended September 30, 2006. Interest and dividends on investment securities increased $70,230 or 5.26% to $1,404,278 for the nine months ended September 30, 2007, from $1,334,048 for the same period in 2006. Loans averaged $164.2 million for the nine months ended September 30, 2007, an increase of $4.7 million or 2.92% from $159.5 million for the nine months ended September 30, 2006. This increase in average loans primarily led to an increase in the average earnings assets from $217.1 million for the nine months ended September 30, 2006, to $222.6 million for the nine months ended September 30, 2007. The yield on average earning assets increased 21 basis points to 7.55% from 7.34% for the nine months ended September 30, 2007 and 2006, respectively. Average investments for the nine months ended September 30, 2007 were $40.2 million compared to $38.8 million for the nine months ended September 30, 2006, with an increase in the yield from 4.59% to 4.67% or 8 basis points.
Total interest expense increased $538,391 or 15.87% to $3,930,225 for the nine months ended September 30, 2007, from $3,391,834 for the nine months ended September 30, 2006. The increase in interest expense is primarily due to an increase in average deposits and the average cost of deposits. Interest on deposits for the nine months ended September 30, 2007, was $3,900,225 compared to $3,367,926 for the nine months ended September 30, 2006, an increase of $532,299 or 15.80%. Total interest bearing deposits averaged approximately $153.4 million for the nine months ended September 30, 2007, as compared to $148.2 million for the nine months ended September 30, 2006. The average cost of interest bearing deposits was 3.40% and 3.04% for the nine months ended September 30, 2007 and 2006, respectively, an increase of 36 basis points.
Provision for Loan Losses
The provision for loan loss for the nine months ended September 30, 2007 was $40,000 compared to $180,000 for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, charge-offs of $7,376 and recoveries of $48,939 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,355,762 or .87% of total loans at September 30, 2007, compared to $1,294,994 or .82% of total loans at December 31, 2006 and $1,250,301 or .81% or total loans at September 30, 2006.

Net recoveries were $41,563 for the nine months ended September 30, 2007, as compared to net recoveries of $53,126 for the nine months ended September 30, 2006. Loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of the reserve.
Other Income
Other income for the nine months ended September 30, 2007, increased $86,305 or 7.98% to $1,167,704 from $1,081,399 for the nine months ended September 30, 2006. This increase was primarily due to a gain of $69,792 on the sale of securities. There was a loss of $22,950 on the sale of securities for the nine months ended September 30, 2006 making the total increase due to the gain of $92,742 or 404.10%. Mortgage banking income increased $11,202 or 2.65% to $434,654 from $423,452 for the nine months ended September 30, 2007 and 2006, respectively. The increases were offset by a decrease in service charges, fees and commissions of $17,222 or 2.61% to $643,747 from $660,969 for the nine months ended September 30, 2007 and 2006, respectively. This decrease resulted from a decrease in overdraft fees of $16,498 or 6.49% from $254,088 for the nine months ended September 30, 2006 to $237,590 for the nine months ended September 30, 2007 and a decrease in merchant services income from $113,956 for the nine months ended September 30, 2006 to $104,637 or 8.18% for the nine months ended September 30, 2007.
Other Expense
Bank overhead increased $265,037 or 5.29% to $5,271,125 for the nine months ended September 30, 2007, from $5,006,088 for the nine months ended September 30, 2006. This increase was primarily due to an increase in both salaries and employee benefits and net occupancy expense. Salaries and employee benefits increased $164,048 or 5.53% to $3,128,343 for the nine months ended September 30, 2007 from $2,964,295 for the nine months ended September 30, 2006, as a result of annual merit increases. Total occupancy expense increased $79,712 or 8.68% to $998,244 for the nine months ended September 30, 2007. The increase in occupancy expense was primarily due to an increase in the cost of insurance of $38,815 or 116.21%, an increase in rent of $10,810 or 3.76% and an increase in the depreciation on furniture fixtures and equipment of $10,334 or 8.66%. Other operating expenses increased $21,277 or 1.89% primarily due to an increase in sundry losses of $22,484 or 335.52%.
Income Tax Expense
For the nine months ended September 30, 2007, the Company’s effective tax rate was 34.77% compared to 34.33% during the nine months ended September 30, 2006.
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
The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below. The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet. At September 30, 2007 the balance of the reserve was $20,796. At September 30, 2007 and 2006, the Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $30,450,789 and $27,006,484 at September 30, 2007 and 2006 respectively.
Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 2007 and 2006 was $509,373 and $731,602 respectively.
The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at September 30, 2007. The Company has forward sales commitments, totaling $1.0 million at September 30, 2007, to sell loans held for sale of $1.0 million. The fair value of these commitments was not significant at September 30, 2007. The Company has no embedded derivative instruments requiring separate accounting treatment.
Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company’s primary liquid assets accounted for 29.34% and 31.25% of total assets at September 30, 2007 and 2006, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At September 30, 2007, the Bank had unused short-term lines of credit totaling approximately $15,500,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale.
The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At September 30, 2007 and 2006, the Bank’s liquidity ratio was 25.47% and 26.40%, respectively.

Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders’ equity at September 30, 2007, of $25,108,004. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at September 30, 2007, for the Bank is 13.46% and at September 30, 2006 was 12.29%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of September 30, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
At September 30, 2007 and 2006, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.
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

In September 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly–held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect that its implementation will have a significant impact on the Company’s financial condition or results of operations.

In September, 2006, The FASB ratified the consensus reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods and provides that a company should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion 1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.
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
ITEM 3
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending September 30, 2007, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.
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

October 31, 2007

BY: /s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr.
President and Chief Executive Officer

BY: /s/ William L. Hiott, Jr.
William L. Hiott, Jr.
Executive Vice President & Treasurer