Form 10KSB
period 2007-12-31
BANK OF SOUTH CAROLINA CORP
filed 2008-03-03
CIK 1007273

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
Not applicable
Issuer’s revenues for its most recent fiscal year: $18,164,343
Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on February 22, 2008 was: $53,418,324
As of February 22, 2008, the Registrant has outstanding 3,953,984 shares of common stock.
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
The Company, a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended and as such, is under the supervisory and regulatory authority of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company registered under the laws of the South Carolina Bank Holding Company Act, the Company is also subject to regulation by the South Carolina State Board of Financial Institutions. Thus, the Company is required to file annual reports and other information with the Federal Reserve and the South Carolina State Board of Financial Institutions regarding its financial condition, results of operations, management and intercompany relationships and transactions between the Company and its subsidiaries. The Company is publicly traded on the National Association of Securities Dealers Automated Quotations (NASDAQ), and is under the reporting authority of the Securities and Exchange Commission (SEC). Compliance with federal, state and local provisions regulating the discharge of materials into the environment had no material effect on the capital expenditures, earnings and competitive position of the Bank in fiscal year ended December 31, 2007.
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
The Bank serves Berkeley, Charleston and Dorchester counties (the “Tri-County Area”) as an independent, community-oriented commercial bank concentrating on individuals and small and medium-sized businesses desiring a high level of personalized services. The four banking house locations of the Bank include: 256 Meeting Street, Charleston, SC, 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC and 2027 Sam Rittenberg Boulevard, Charleston, SC.
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

The Bank offers credit cards (through correspondent banking services) including MasterCard(TM) and Visa(TM). The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the Visa Debit Card Program. This service is called “Check Card” by the Bank and also offers purchases by the cardholder where Visa debit cards are accepted worldwide using a direct charge to their checking account. Other services offered, but not limited to, include safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank offers a courier service and ACH origination service as part of its deposit services for commercial customers. Internet Banking called “ESafe” by the Bank, offers twenty-four hour information, up-to-the minute account activity, automatic transfers or one-time transfers between accounts, actual images of customer checks, and statement viewing. The Bank will begin offering internet “Bill Pay” services in 2008. The Bank’s website, www.banksc.com, provides direct access to public filings by the Company. In 2006, the Company implemented a direct stock purchase plan and a dividend reinvestment plan through Computershare.
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
The Company was authorized by its Board of Directors at its December 1995 board meeting to repurchase up to 116,462 shares of its common stock on the open market from time to time, and, at its October, 1999 Board meeting, to repurchase up to 37,812 shares of its common stock on the open market from time to time, and, at its September, 2001 Board meeting, to repurchase up to 45,375 shares of its common stock on the open market from time to time. As of this date, 199,501 shares have been repurchased by the Company with 148 shares remaining that are authorized to be repurchased.
Since January 1, 1986, South Carolina law has permitted regional interstate banking. Pursuant to such law, several of the banks in the Tri-County Area have been acquired by banks with headquarters outside the State of South Carolina. In addition, South Carolina laws permit statewide branching by banks and savings and loan associations. In the Bank’s primary service area, there are 20 financial institutions, of which seven are considered to have their headquarters in the Bank’s service area. In addition, there are two savings banks and various credit unions with offices in the Tri-County Area. The Bank encounters strong competition from these financial institutions as well as consumer and commercial finance companies, insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust and international banking services, which the Bank is not providing. The Bank does, however, provide a means for clearing international checks and drafts through a third party or correspondent bank.
At year- end 2007, the Bank employed 70 people, 2 of whom are considered part time employees, none of whom are subject to a collective bargaining agreement. Management believes its relationship with its employees is excellent.

Item 2. Description of Property
The Bank leases its headquarters and office facilities at 256 Meeting Street in downtown Charleston. On June 30, 1995, the Bank was successful in renegotiating its lease for one hundred forty (140) months with two additional ten-year terms. Base rent was $26,432 monthly payable in advance for the first twenty (20) months and the remaining one hundred twenty (120) months of the term (which began March 1, 1997) and for the two (2) extensions of the original term is $24,801 per month in advance and is adjustable by 4% of the base rent every two years. The rent, payable in equal monthly installments of $30,175, will increase to $31,382 in March 2009. In addition, the Bank leases adjacent parking facilities at $3,042 per month.
In October of 1993, the Bank opened an office at 100 N. Main Street, Summerville, SC and entered into a lease agreement on August 9, 1993, with an original termination date of June 30, 1999, and two 5-year options to renew. In June of 2004, the bank was successful in renegotiating its 100 N. Main Street facilities lease beginning July 1, 2004 to an annual rent of $30,725 with an increase of $3,582 each year thereafter until July 1, 2009. The lease was a fixed rate of $2,262 through July 1, 2009; however, the new lease was negotiated so that the bank could remain in its current location with the option to expand. At the end of the five year term (June 30, 2009) The Bank of South Carolina will have three (3) ten (10) year options for renewal. During the renewal periods, the annual rent will be adjusted by the current Consumer Price Index (CPI) capped at 3% annually.
On November 1, 1995, the Bank entered into an agreement with an individual to lease property for construction of a new banking facility at 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC. The original term of the lease is for fifteen (15) years with six (6) additional terms of five (5) years each. The base rent for the first ten (10) years was $2,250 per month paid in advance. Rent for years 11 through 15 and each six (6) option periods shall be adjusted to reflect an annualized return determined by multiplying the average yield on five (5) year U.S. Treasury Notes plus 150 basis points times an assumed raw land value of $325,000. The monthly rent, however, shall never be less than the original rent of $2,250 per month. As of February 22, 2008, the rent has not increased based on the above formula.
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
Item 3. Legal Proceedings
In the opinion of management, there are no legal proceedings pending other than routine litigation incidental to its business involving amounts which are not material to the financial condition of the Company and the Bank. To the knowledge of management, no proceedings have been instituted or are contemplated by or against any governmental authority against or by the Company or the Bank.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II
Item 5. Market for the Company’s Common Equity and Related Stockholder Matters
There were issued and outstanding 3,953,984 shares of the 12,000,000 authorized shares of common stock of the Company at the close of the Company’s fiscal year ended December 31, 2007. These outstanding shares were held by approximately 1,200 shareholders in nominee names and of record on December 31, 2007. The common stock of the Company is traded in the “capital market” by twenty market making investment banking firms. These firms are Alternate Display Facility, Archipelago Stock Exchange, Automated Trading Desk, Citadel Derivative Group, LLC, Citigroup Global Markets, Inc., Hill, Thompson, Magid and Company, Howe Barnes Investments, Hudson Securities, Inc., JJB Hilliard WL Lyons, Knight Equity Markets, LP, Merrill Lynch, Monroe Securities Inc., Morgan Keegan & Company, Inc., Nasdaq Execution Services, LLC, Sandler O’Neill & Partners, Scott & Stringfellow, Inc., Stern, Agee & Leach, Inc., Susquehanna Financial Group, LLLP, Susquehanna Financial Group and USB Securities, LLC. Stock quotations are available through the National Association of Securities Dealers Automated Quotations (NASDAQ) where the Bank’s shares are listed as BKSC.
According to information supplied by The Nasdaq Stock Market, the range of high and low bid quotations for each quarterly period in the fiscal years 2007, 2006 and 2005 has been as follows:

	2007		2006		2005
	High	Low	High	Low	High	Low

First Quarter	17.00	15.54	16.79	14.00	10.84	9.56
Second Quarter	16.37	15.10	17.60	15.03	12.79	10.55
Third Quarter	16.48	15.10	17.21	14.80	14.70	11.58
Fourth Quarter	16.30	13.82	17.21	15.63	15.24	13.38
The Board of Directors of Bank of South Carolina Corporation declared a quarterly dividend of $.14 per share to shareholders of record March 30, 2007, payable April 30, 2007; $.16 per share to shareholders of record July 2, 2007, payable July 31, 2007; $.16 per share to shareholders of record October 1, 2007, payable October 31, 2007; $.16 per share to shareholders of record December 31, 2007, payable January 31, 2008.
The Board of Directors of Bank of South Carolina Corporation declared quarterly dividends in 2006 of $.15 per share to shareholders of record March 31, 2006, payable April 28, 2006; 25% stock dividend to shareholders of record April 28, 2006, payable May 15, 2006; $.14 per share to shareholders of record June 30, 2006, payable July 31, 2006; $.14 per share to shareholders of record October 2, 2006, payable October 31, 2006; $.14 per share and a special $.10 per share to shareholders of record December 29, 2006, payable January 31, 2007.
The Board of Directors of Bank of South Carolina Corporation declared quarterly dividends in 2005 of $.12 per share to shareholders of record March 31, 2005, payable April 29, 2005; 10% stock distribution to shareholders of record April 29, 2005, payable May 16, 2005; $.12 per share to shareholders of record June 30, 2005, payable July 29, 2005; $.12 per share to shareholders of record September 30, 2005, payable October 31, 2005; $.15 per share to shareholders of record December 30, 2005, payable January 31, 2005.
As of January 1, 2007, there were approximately 1,200 shareholders of record with shares held by individuals and in nominee names, and on February 22, 2008, the market price for the common stock of the Company was $13.51. It is the intent of the Company to continue paying dividends in the future.

Cash dividends, when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. Dividends paid by the Bank to the Company totaled $2,670,000 for the year ended December 31, 2007.
Consolidated Financial Highlights

	2007	2006	2005	2004	2003
For December 31:

Net Income	$3,831,244	$3,928,263	$3,185,006	$1,845,623	$1,904,713
Selected Year End Balances:
Total Assets	225,157,090	243,472,740	222,517,526	201,235,286	187,342,649
Total Loans (1)	158,329,035	162,557,288	159,338,650	129,107,437	125,235,883
Investment Securities Available for Sale	35,840,019	40,897,855	39,833,240	45,638,694	26,489,162
Federal Funds Sold and Resale Agreements	18,357,674	26,857,657	10,600,904	15,476,959	22,522,973
Interest Bearing Deposits in Other Banks	8,109	7,990	7,872	7,783	7,725
Earning Assets	212,534,837	230,320,790	209,780,666	190,230,873	174,255,743
Deposits	197,346,458	215,316,901	197,847,314	179,070,078	166,142,512
Shareholders’ Equity	25,692,570	23,640,431	21,505,794	19,990,716	19,647,839
Weighted Average Shares Outstanding-Diluted	3,971,349	3,945,928	3,913,119	3,868,448	3,876,687

For the Year:

Selected Average Balances:
Total Assets	236,019,185	232,257,502	225,939,657	192,034,402	174,154,907
Total Loans (1)	162,006,962	159,659,211	147,844,856	123,923,761	130,056,441
Investment Securities Available for Sale	38,810,306	39,330,090	38,596,553	34,808,745	21,202,689
Federal Funds Sold and Resale Agreements	22,548,768	19,893,084	26,109,498	20,431,597	11,275,653
Interest Bearing Deposits in Other Banks	8,049	7,931	7,824	7,754	7,693
Earning Assets	223,374,085	218,890,316	212,558,731	179,171,857	162,542,476
Deposits	209,104,665	207,459,557	203,645,606	171,036,567	152,955,447
Shareholders’ Equity	24,841,050	22,841,402	20,867,968	19,904,862	19,626,907

Performance Ratios:

Return on Average Equity	15.42%	17.20%	15.26%	9.27%	9.70%
Return on Average Assets	1.62%	1.69%	1.41%	.96%	1.09%
Average Equity to Average Assets	10.53%	9.83%	9.24%	10.37%	11.27%
Net Interest Margin	5.13%	5.24%	4.58%	3.93%	4.36%
Net (Recoveries) Charge-offs to Average Loans	(0.01)%	(0.02)%	0.03%	0.02%	0.15%
Allowance for Loan Losses as a Percentage of Total Loans (excluding mortgage loans held for sale)	.85%	.82%	.65%	.82%	.94%

Per Share:

Basic Earnings	$0.97	$1.01	$0.83	$0.48	$0.49
Diluted Earnings	0.96	1.00	0.81	0.48	0.49
Year End Book Value	6.50	6.02	5.56	5.18	5.09
Cash Dividends Declared	0.62	0.67	0.51	0.44	0.44
Dividend Payout Ratio	61.89%	63.76%	48.39%	66.89%	61.87%

Full Time Employee Equivalents	68	67	64	64	62

(1)	Including mortgage loans held for sale
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

	For Years Ended
	December 31,
	2007	2006	2005	2004	2003
Operating Data:

Interest and fee income	$16,482,178	$16,169,958	$12,383,548	$7,904,128	$7,855,161
Interest expense	5,023,086	4,696,492	2,646,198	857,801	764,647

Net interest income	11,459,092	11,473,466	9,737,350	7,046,327	7,090,514
(Recovery) provision for loan losses	40,000	240,000	12,000	(103,000)	9,230

Net interest income after (recovery) provision for loan losses	11,419,092	11,233,466	9,725,350	7,149,327	7,081,284
Other income	1,543,869	1,467,393	1,788,472	1,748,715	2,096,959
Other expense	7,085,401	6,703,716	6,529,267	6,073,609	6,261,182

Income before income taxes	5,877,560	5,997,143	4,984,555	2,824,433	2,917,061
Income tax expense	2,046,316	2,068,880	1,799,549	978,810	1,012,348

Net income	$3,831,244	$3,928,263	$3,185,006	$1,845,623	$1,904,713

Basic income per share	$.97	$1.01	$0.83	$0.48	$0.49

Diluted income per share	$.96	$1.00	$0.81	$0.48	$0.49

Weighted average common shares-basic	3,943,067	3,900,707	3,859,351	3,857,411	3,857,411
Weighted average common shares — diluted	3,971,349	3,945,928	3,913,119	3,868,448	3,876,687
Dividends per common share	$0.62	$0.67	$0.51	$0.44	$0.44

	As of
	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:

Investment securities available for sale	$35,840,019	$40,897,855	$39,833,240	$45,638,694	$26,489,162
Total loans (1)	158,329,035	162,557,288	159,338,650	129,107,437	125,235,883
Allowance for loan losses	1,355,099	1,294,994	1,017,175	1,043,901	1,169,627
Total assets	225,157,090	243,472,740	222,517,526	201,235,286	187,342,649
Total deposits	197,346,458	215,316,901	197,847,314	179,070,078	166,142,512
Shareholders’ equity	25,692,570	23,640,431	21,505,794	19,990,716	19,647,839

(1)	Including Mortgage loans held for sale
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
OVERVIEW
Earnings for the year ended December 31, 2007 were $3,831,244 or basic and diluted earnings per share of $.97 and $.96, respectively, a decrease of 2.47% over 2006’s earnings of $3,928,263 or basic and diluted earnings per share of $1.01 and $1.00. Earnings for the fourth quarter of 2007 were $893,906 or basic and diluted earnings per share of $.23 and $.22, respectively, down 12.55% from fourth quarter 2006 earnings of $1,022,246 or basic and diluted earnings per share of $.26, respectively. The return on average equity and return on average assets for the year were 15.42% and 1.62%, respectively, compared to the 2006 return on average equity and return on average assets of 17.20% and 1.69%, respectively.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2007 TO DECEMBER 31, 2006
Net income decreased $97,019 from $3,928,263 for the year ended December 31, 2006, to $3,831,244 for the year ended December 31, 2007, a decrease of 2.47%. Basic and diluted earnings per share decreased from $1.01 and $1.00, respectively, for 2006 to $.97 and $.96, respectively for the year ended December 31, 2007. The decrease in net income is primarily due to an increase in other operating expenses. Sundry losses increased $15,586. During 2007, the Company suffered a loss due to a robbery at its Summerville Branch. Additional operating expenses that increased were check and ACH clearing fees by $10,838, data processing fees by $9,682, contributions by $16,234 and professional audit and legal fees increased $10,982 and $19,041, respectively.
Net interest and fee income decreased .13% to $11,459,092 in 2007 from $11,473,466 in 2006. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities, which result in the net interest spread. The average net interest spread decreased from 4.26% for the year ended December 31, 2006, to 4.12% for the year ended December 31, 2007. Average interest bearing assets increased $4,483,769 to $223,374,085 for the year ended December 31, 2007, from $218,890,316 in 2006. This increase was primarily due to an increase in average loans, including mortgage loans held for sale, and an increase in average federal funds sold. Average loans including mortgage loans held for sale increased $2,347,751 to $162,006,962 for the year ended December 31, 2007, from $159,659,211 in 2006. Average federal funds sold increased $2,655,684 to $22,548,768 for the year ended December 31, 2007, compared to $19,893,084 for the year ended December 31, 2006. The yield on average loans of 8.38% for the year ended December 31, 2007, remained the same as the yield for the year ended December 31, 2006. Average interest bearing liabilities increased $3,934,744 to $153,972,303 for the year ended December 31, 2007 compared to $150,037,559 in 2006. This increase is primarily due to an increase in average transaction accounts and time deposit offset by a decrease in average savings accounts. Average transaction accounts and average time deposit increased $1,243,331 and $4,950,835, respectively. Average savings accounts decreased $2,384,977 for the year ended December 31, 2007. The yield on average interest bearing liabilities increased from 3.13% for the year ended December 31, 2006, to 3.26% for the year ended December 31, 2007. The net interest margin decreased from 5.24% for the year ended December 31, 2006, to 5.13% for the year ended December 31, 2007.
Total interest and fee income earned on interest bearing assets increased $312,220 to $16,482,178 for the year ended December 31, 2007, from $16,169,958 for the year ended December 31, 2006. As noted above average loans increased $2,347,751. As a result interest and fees earned on loans increased $199,672 or 1.49% to $13,569,616 for the year ended December 31, 2007 form $13,369,944 in 2006. The increase on average federal funds sold led to an increase of $132,313 in interest earned to $1,119,485 for the year ended December 31, 2007, from $987,172 for the year ended December 31, 2006. Interest and dividends on investment securities decreased $19,765 to $1,793,077 for the year ended December 31, 2007, from $1,812,842 in 2006. The decrease in interest and dividends on investment securities is primarily due to a decline in average investments which resulted from the sale of investment securities, decreasing the average investment securities by $23,958. A gain of $69,792 was recognized on the sale of the investment securities compared to a loss on sale of securities of $22,950 in 2006.
Total interest expense increased $326,594 or 6.95% to $5,023,086 from $4,696,492. As noted above average time deposits increased $4,950,835 to $40,580,931 for the year ended December 31, 2007, from $35,630,096 for the year ended December 31, 2006. This resulted in an increase of $378,480 in the cost paid time deposits. The cost on average interest bearing liabilities increased from 3.13% for the year ended December 31, 2006, to 3.26% for the year ended December 31, 2007.
During the third quarter of 2007, the methodology used by management in the analysis of the allowance for loan losses (the “Allowance”) was modified to conform to regulatory guidance. The new methodology is discussed more fully in “Allowance for Loan Losses”. Total provision for loan losses for the year ended December 31, 2007 was $40,000 compared to $240,000 for the year ended December 31, 2006. Management believes the allowance for loan losses at December 31, 2007, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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
The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. During the third quarter of the year ended December 31, 2007, Management determined that $20,796 of the allowance for loan loss represented the reserve for unfunded lending commitments. This amount was moved from the allowance for loan loss to the allowance for unfunded loans and commitments. In addition $1,507 was added to the provision of unfunded loans and commitments, for the year ending December 31, 2007, based on the methodology referred to above.
Total non interest income increased $76,476 or 5.21% to $1,543,869 for the year ended December 31, 2007, from $1,467,393 at December 31, 2006. This increase was primarily due to a gain of $69,792 on the sale of securities. During 2006 there was a loss of $22,950 on the sale of securities which makes the total increase due to the gain in 2007, $91,742 or 399.75%. This increase was offset by a decrease in mortgage banking income of $35,378 or 5.99%. This decrease is primarily due to the slow down in the real estate market.
Banking overhead increased $381,685 or 5.69% to $7,085,401 for the year ended December 31, 2007 from $6,703,716 for the year ended December 31, 2006. This increase was primarily due to an increase in both salaries and employee benefits and net occupancy expense as well as other operating expenses. Salaries and employee benefits increased $173,829 or 4.34% to $4,181,712 for the year ended December 31, 2007 from $4,007,883 for the year ended December 31, 2006. Salaries increased $182,071 or 5.60% due to annual merit increases and the hiring of a loan officer. Insurance increased $25,572 and payroll taxes increased $17,384. These increases were offset by a $60,000 decrease in the ESOP contribution. Total occupancy expense increased $114,074 or 9.29% to $1,341,970 for the year ended December 31, 2007 from $1,227,896 for the year ended December 31, 2006. Insurance on the properties increased $52,198 or 109.79% to $99,740 for the year ended December 31, 2007 from $47,542 for the year ended December 31, 2006. In addition, rent on the buildings increased $15,188 or 3.95%, property taxes increased $13,049 or 15.18% and depreciation on furniture fixtures and equipment increased $19,281 or 11.82%. Other operating expenses increased $92,275 or 6.29% to $1,560,212 for the year ended December 31, 2007 from $1,467,937 in 2006. This increase included $19,041 in legal fees and $10,982 in audit fees, which included an increase due to compliance with Sarbanes Oxley. Data processing fees increased $9,682, check and ACH clearing fees increased $10,838, contributions increased $16,234 and sundry losses increased $15,586.
Income tax expense decreased $22,564 or 1.09% to $2,046,316 for the year ended December 31, 2007 from $2,068,880 for the year ended December 31, 2006. The Company’s effective tax rate was approximately 34.82% for the year ended December 31, 2007 compared to 34.50% for the year ended December 31, 2006.

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
Net interest and fee income increased 17.83% or $1,736,116, to $11,473,466 in 2006 from $9,737,350 in 2005. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities, which result in the net interest spread. The net interest spread increased from 3.99% for the year ended December 31, 2005 to 4.26% for the year ended December 31, 2006. Average interest earning assets increased $6,331,585 to $218,890,316 for the year ended December 31, 2006, from $212,558,731 in 2005. This increase is primarily due to an increase in average loans of $11,814,355 offset by a decrease in average federal funds sold of $6,216,414. The yield on average loans increased 141 basis points to 8.38% from 6.97% in 2005. Average investment securities available for sale increased $733,537 with an increase in the yield of 138 basis points to 4.61%. Average interest bearing liabilities increased $6,373,572 from $143,663,987 for the year ended December 31, 2005, to $150,037,559 for the year ended December 31, 2006. This increase is primarily due to an increase in average transaction accounts of $5,300,712 to $100,320,632 for the year ended December 31, 2006, from $95,019,920 in 2005. Average savings accounts also increased by $884,156 to $13,375,943 from $12,491,787. Net interest margin increased from 4.58% in 2005, to 5.24% in 2006.
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
Total provision for loan losses for 2006 was $240,000 compared to $12,000 for 2005. The allowance for loan losses is based on management’s and the Loan Committee’s review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the Board of directors on a quarterly basis. Management’s review and evaluation of the allowance for loan losses is based on a historical review of the loan portfolio performance, analysis of the individual loans, and additional risk factors that affect the quality and ultimately the collectibility of the loan portfolio. These risk factors include loan and credit administration risk, economic conditions, portfolio risk, loan concentration risk and off balance sheet risk which were added to the loan loss model during the first quarter of 2006. Management believes that the allowance for loan losses at December 31, 2006, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. For further discussion, see “Non accrual and Past Due Loans” and “Allowance for Loan Losses”.

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
ASSET AND LIABILITY MANAGEMENT
The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. At year end 2007, total assets were $225,157,090 a decrease of 7.52% from the end of the previous year, and total deposits were $197,346,458, a decrease of 8.35% from the end of the previous year, while short-term borrowings, consisting of Demand Notes Issued to U.S. Treasury, decreased $1,784,810 or 65.80% to $927,873 for the year ended December 31, 2007 from $2,712,683 for the year ended December 31, 2006.
At December 31, 2007, approximately 94.39% of the Company’s assets were earning assets composed of U.S. Treasury, Federal Agency and municipal securities in the amount of $35,840,019, Federal Funds Sold and interest bearing deposits in other banks in the amount of $18,365,783, and total loans including mortgage loans held for sale in the amount of $158,329,035.
The yield on a majority of the Company’s earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company’s liabilities are issued with fixed terms and can be repriced only at maturity. During 2003, loans grew at a faster rate than deposits, however, the net interest margin declined by 40 basis points from January to December 2003 with the decline in interest rates. During 2004 deposits grew at a faster rate than loans and the net interest margin decreased 43 basis points from January to December. In 2005 the Bank’s loans grew 23.42% compared to an increase of 10.49% in deposits. As a result the net interest margin increased 65 basis points to 4.58% at December 31, 2005 compared to 3.93% for the year ended December 31, 2004. In 2006, net interest margin increased 66 basis points to 5.24% for the year ended December 31, 2006, from 4.58% at December 31, 2005, as a result of an increase in loan growth. The Bank’s net interest margin decreased 11 basis points from 5.24% at December 31, 2006 to 5.13% at December 31, 2007 due to a decrease in interest rates and a decrease in loan growth.
MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and rates. For the Company, this risk is constituted primarily of interest rate risk in its lending and investing activities as they relate to their funding by deposit and borrowing activities.

The Bank’s policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities and to attempt to maintain an asset positive position over a 6 month period. In adhering to this policy, unless there is a sudden extraordinary drop in the interest rate, it is anticipated that the Bank’s net interest margins will not be materially affected by changes in interest rates. The average net interest rate spread for 2007 decreased to 4.12% from 4.26% for 2006 and the average net interest margin for 2007 decreased to 5.13% from 5.24% for 2006. Management will continue to monitor its asset sensitive position.
Since the rates on most of the Bank’s interest bearing liabilities can vary on a daily basis, management continues to maintain a loan portfolio priced predominately on a variable rate basis; however, in an effort to protect future earnings in a declining rate environment, the Bank offers certain fixed rates and terms primarily associated with real estate transactions. The Bank seeks stable, long-term deposit relationships to fund its loan portfolio.
At December 31, 2007, the average maturity of the investment portfolio was 2 years 9.2 months with an average yield of 4.51% compared to 3 year 2.7 months with an average yield of 4% at December 31, 2006.
The Company does not take foreign exchange or commodity risks. In addition the Company does not own mortgage-backed securities, nor does it have any exposure to the sub-prime market or any other distressed debt instruments.
The following table summarizes the Bank’s interest sensitivity position as of December 31, 2007:

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less			Estimated
		Than 3	Than 6	Than 1	Than 5	5 years		Fair
	1 Day	Months	Months	Year	Years	or More	Total	Value

Earning Assets (in 000’s)

Loans (1)	$101,608	$11,578	$8,465	$7,547	$27,808	$1,323	$158,329	$163,895
Investment securities	—	140	315	2,990	27,332	4,380	35,157	35,840
Short term investments	8	—	—	—	—	—	8	8
Federal funds sold	18,358	—	—	—	—	—	18,358	18,358

Total	$119,974	$11,718	$8,780	$10,537	$55,140	$5,703	$211,852	$218,101

Interest Bearing Liabilities (in 000’s)

CD’s and other time deposits 100,000 and over	$—	$10,701	$6,256	$4,866	$300	$—	$22,123	$22,196
CD’s and other time deposits under 100,000	113	5,844	4,394	3,365	1,732	—	15,448	15,533
Money market and interest bearing demand accounts	91,656	—	—	—	—	—	91,656	91,656
Savings	9,730	—	—	—	—	—	9,730	9,730
Short term borrowings	928	—	—	—	—	—	928	928

	$102,427	$16,545	$10,650	$8,231	$2,032	$—	$139,885	$140,043

Net	$17,547	$(4,827)	$(1,870)	$2,306	$53,108	$5,703	$71,967	$78,058

Cumulative		$12,720	$10,850	$13,156	$66,264	$71,967

(1)	Including mortgage loans held for sale

LIQUIDITY
Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets. The following table summarizes future contractual obligations as of December 31, 2007:

	Payment Due by Period
		Less than	1-5	After 5
	Total	1 Year	Years	Years

Contractual Obligations (in 000’s)
Time deposits	$37,571	$35,539	$2,032	$—
Short-term borrowings	928	928	—	—

Operating leases	4,138	471	2,222	1,445

Total contractual cash obligations	$42,637	$36,938	$4,254	$1,445

The Bank manages its assets and liabilities to ensure that there is sufficient liquidity to enable management to fund deposit withdrawals, loan demand, capital expenditures, reserve requirements, operating expenses, dividends and to manage daily operations on an ongoing basis. Funds are primarily provided by the Bank through customer’s deposits, principal and interest payments on loans, mortgage loan sales, the sale or maturity of securities, temporary investments and earnings.
Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk. A significant portion of the Company’s securities are pledged as collateral for TT&L borrowings and public funds deposits. All of the securities presently owned by the Bank are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity for the Company. At December 31, 2007, the Bank had unused short-term lines of credit totaling approximately $15,500,000 (which are withdrawable at the lender’s option). Management believes that these sources are adequate to meet its liquidity needs. Liquidity at the Company level is provided through cash dividends from the Bank and the capacity of the Company to raise additional borrowed funds as needed.
Composition of Average Assets

	2007	2006	2005	2004	2003
Loans (1)	$162,006,962	$159,659,211	$147,844,856	$123,923,761	$130,056,441
Investment securities available for sale	38,810,306	39,330,090	38,596,553	34,808,745	21,202,689
Federal funds sold and other investments	22,556,817	19,901,015	26,117,322	20,439,351	11,283,346
Non-earning assets	12,645,100	13,367,186	13,380,926	12,862,545	11,612,431

Total average assets	$236,019,185	$232,257,502	$225,939,657	$192,034,402	$174,154,907

(1)	Including mortgage loans held for sale
Average earning assets increased by $4,483,769 from 2006 to 2007. Average earning assets increased primarily as a result of an increase in average loans and average federal funds sold. Average loans for 2007 were up $2,347,751 or 1.47% from 2006. Average federal funds sold increased $2,655,684 or 13.35% from $19,893,084 at December 31, 2006 to $22,548,768 at December 31, 2007.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
The following table shows changes in interest income and expense based upon changes in volume and changes in rates:

	2007 vs. 2006			2006 vs. 2005			2005 vs. 2004
			Net Dollar			Net Dollar			Net Dollar
	Volume	Rate	Change (1)	Volume	Rate	Change (1)	Volume	Rate	Change (1)
Loans (2)	$196,646	$3,026	$199,672	$870,323	$2,198,109	$3,068,432	$1,456,982	$2,063,845	$3,520,827
Investment securities available for sale	(24,006)	4,241	(19,765)	24,094	543,643	567,737	102,841	265,954	368,795
Federal funds sold and and other investments	131,835	478	132,313	(232,314)	382,555	150,241	84,993	504,805	589,798

Interest Income	$304,475	$7,745	$312,220	$662,103	$3,124,307	$3,786,410	$1,644,816	$2,834,604	$4,479,420

Interest-bearing transaction accounts	$35,140	$(9,146)	$25,994	$94,708	$1,133,240	$1,227,948	$150,115	$1,067,146	$1,217,261
Savings	(62,831)	(21,002)	(83,833)	14,469	162,438	176,907	(23,390)	139,351	115,961
Time deposits	213,789	164,691	378,480	2,463	627,862	630,325	103,721	339,107	442,828
Federal funds purchased	0	0	0	(825)	0	(825)	825	0	825
Demand notes issued to U.S. Treasury	6,029	(76)	5,953	4,052	11,887	15,939	126	11,396	11,522

Interest expense	$192,127	$134,467	$326,594	$114,867	$1,935,427	$2,050,294	$231,397	$1,557,000	$1,788,397

Increase (decrease) in net interest income			$(14,374)			$1,736,116			$2,691,023

(1)	Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.

(2)	Including mortgage loans held for sale
YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

	2007			2006			2005

		Interest	Average		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate (1)	Balance	Earned	Rate (1)	Balance	Earned	Rate (1)

Interest-Earning Assets
Loans (2)	$162,006,962	$13,569,616	8.38%	$159,659,211	$13,369,944	8.38%	$147,844,856	$10,301,512	6.97%
Investment securities available for sale	38,810,306	1,793,077	4.62%	39,330,090	1,812,842	4.61%	38,596,553	1,245,105	3.23%
Investment securities held to maturity	—	—	—	—	—	—	—	—	—
Federal funds sold	22,548,768	1,119,366	4.96%	19,893,084	987,054	4.96%	26,109,498	836,842	3.21%
Other investments	8,049	119	1.48%	7,931	118	1.49%	7,824	89	1.14%

Total earning assets	$223,374,085	$16,482,178	7.38%	$218,890,316	$16,169,958	7.39%	$212,558,731	$12,383,548	5.83%

Interest-Bearing Liabilities:
Interest bearing transaction accounts	$101,563,963	$2,868,546	2.82%	$100,320,632	$2,842,552	2.83%	$95,019,920	$1,614,604	1.70%
Savings	10,990,966	285,028	2.59%	13,375,943	368,861	2.76%	12,491,787	191,954	1.54%
Time deposits	40,580,931	1,829,350	4.51%	35,630,096	1,450,870	4.07%	35,523,778	820,545	2.31%
Federal funds purchased	—	—	—	—	—	—	33,014	825	2.50%
Demand notes issued to
U.S. Treasury	836,443	40,162	4.80%	710,888	34,209	4.81%	595,488	18,270	3.07%

Total interest bearing liabilities	$153,972,303	$5,023,086	3.26%	$150,037,559	$4,696,492	3.13%	$143,663,987	$2,646,198	1.84%

Net interest spread			4.12%			4.26%			3.99%
Net interest margin			5.13%			5.24%			4.58%
Net interest income		$11,459,092			$11,473,466			$9,737,350

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis. Average loan balances include non-accrual loans and mortgage loans held for sale.

INVESTMENT PORTFOLIO
The following is a schedule of the Bank’s investment portfolio as of December 31, 2007, as compared to December 31, 2006, and December 31, 2006 to December 31, 2005:

	DECEMBER 31, 2007
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

U.S. Treasury Notes	$2,948,002	$148,091	$—	$3,096,093
Federal Agency Securities	4,000,738	57,088	—	4,057,826
Government-Sponsored Enterprises	17,872,391	409,771	—	18,282,162
Municipal Securities	10,336,322	89,464	21,848	10,403,938

Total	$35,157,453	$704,414	$21,848	$35,840,019

	DECEMBER 31, 2006
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

U.S. Treasury Bills	$5,968,555	$8,045	$—	$5,976,600
Other U.S. Treasury Obligations	5,869,713	61,287	—	5,931,000
Federal Agency Securities	3,000,000	—	10,200	2,989,800
Government-Sponsored Enterprises	20,798,027	64,356	58,883	20,803,500
Municipal Securities	5,228,611	29,344	61,000	5,196,955

Total	$40,864,906	$163,032	$130,083	$40,897,855

	DECEMBER 31, 2005
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

U.S. Treasury Bills	$23,858,701	$—	$29,701	$23,829,000
Other U.S. Treasury Obligations	2,991,648	—	1,248	2,990,400
Federal Agency Securities	3,000,000	—	—	3,000,000
Government-Sponsored Enterprises	5,944,483	—	23,683	5,920,800
Municipal Securities	4,120,820	25,753	53,533	4,093,040

Total	$39,915,652	$25,753	$108,165	$39,833,240

The Bank’s investment portfolio had a weighted average yield of 4.51%, 4.69% and 3.96% at December 31, 2007, 2006 and 2005, respectively.

LOAN PORTFOLIO COMPOSITION
The following is a schedule of the Bank’s loan portfolio as of December 31, 2007, as compared to December 31, 2006, 2005, 2004 and 2003:

	Book Value (in 000’s)
Type	2007	2006	2005	2004	2003

Commercial and industrial loans	$51,443	$53,609	$52,373	$44,829	$46,687
Real estate loans	98,738	99,932	98,619	76,094	69,919
Loans to individuals for household, family and other personal expenditures	5,507	4,872	4,941	6,256	7,045
All other loans (including overdrafts)	709	259	170	225	215

Total Loans (excluding unearned income)	$156,397	$158,672	$156,103	$127,404	$123,866

As a Bank with a mission to serve its community, there is a geographic concentration of loans in Charleston, Dorchester and Berkeley Counties.
The Bank had no foreign loans or loans to fund leveraged buyouts (LBO’s) during 2007, 2006, 2005, 2004 or 2003.
SELECTED LOAN MATURITY (IN 000’S)

	One year	Over one but less	Over five
Type	or less	than five years	years	Total
Commercial and industrial loans	$31,832	$16,374	$3,237	$51,443
Real estate loans	30,686	28,691	39,361	98,738
Loans to individuals for household, family and other personal expenditures	2,556	2,721	230	5,507
All other loans (including overdrafts)	558	151	—	709

Total Loans (excluding unearned income)	$65,632	$47,937	$42,828	$156,397

IMPAIRED AND RESTRUCTURED LOANS
The Bank had impaired loans totaling $882,269 as of December 31, 2007 compared to $10,864, $80,852, $65,751 and $128,504 as of December 31, 2006, 2005, 2004 and 2003, respectively. The impaired loans include non-accrual loans with balances at December 31, 2007, 2006, 2005, 2004, and 2003 of $761,748, $10,864, $80,852, $65,751 and $102,588, respectively. The Bank had one restructured loan at December 31, 2007, in the amount of $10,567, no restructured loans at December 31, 2006, one restructured loan included in non accrual loans at December 31, 2005 in the amount of $3,394, no restructured loans at December 31, 2004, and one restructured loan in the amount of $25,916 at December 31, 2003. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.

NON-ACCRUAL AND PAST DUE LOANS
The Bank had $761,748 in non-accrual loans as of December 31, 2007, compared to $10,864, $80,852, $65,751 and $102,588 as of December 31, 2006, 2005, 2004 and 2003, respectively. There was one loan at December 31, 2007 and two loans at December 31, 2006, over 90 days past due still accruing interest in the amount of $1,288 and $44,534, respectively.
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
Management revised the credit rating matrix in order to rate all extensions of credit providing a more specified picture of the risk each loan poses to the quality of the loan portfolio. There are eight possible ratings based on nine different qualifying characteristics. The nine characteristics are: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance and the borrower’s leverage. The matrix is designed to meet management’s standards and expectations of loan quality. In addition to the rating matrix, the Company rates its credit exposure on the basis of each loan and the quality of each borrower.
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
The quality of the Bank’s loan portfolio is contingent upon our risk selection and underwriting practices. Every credit with over $100,000 in exposure is summarized by the Bank’s Credit Department and reviewed by the Loan Committee on a monthly basis. The Board of Directors review credits over $500,000 monthly with an annual credit analysis conducted on credits in excess of $350,000 upon the receipt of updated financial information. Prior to any extension of credit, every significant commercial loan goes through sound credit underwriting. The Credit Department conducts detailed cash flow analysis on each proposal using the most current financial information. Relevant trends and ratios are evaluated. The effect of changes in risk selection and underwriting practices has been assigned a risk factor of .0750%.
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

The risk associated with the effects of changes in credit concentration includes loan concentration with a risk factor of .0600%, geographic concentration with a risk factor of .0625% and regulatory concentration of .0625%.
As of December 31, 2007, there were only five Standard Industrial Code groups that comprised more than three percent of the Bank’s total outstanding loans. Real Estate Agents and Managers is one Standard Industrial Code group which experienced a large growth in outstanding loans primarily as a result of the slowdown in the real estate market.
The Company is located along the coast and on an earthquake fault, increasing the chances that a natural disaster may impact the Bank and its borrowers. The Company has a Disaster Recovery Plan in place, however, the amount of time it would take for our customers to return to normal operations is unknown.
Loan and credit administration risk includes collateral documentation with a risk factor of .0550%, insurance risk with a risk factor of .0750% and maintaining financial information risk with a risk factor of .0575%
The majority of the Bank’s loan portfolio is collateralized with a variety of its borrower’s assets. The execution and monitoring of the documentation to properly secure the loan lies with the Bank’s lenders and Loan Department. The Bank requires insurance coverage naming the Bank as the mortgagee or loss payee. Although insurance risk is also considered collateral documentation risk, the actual coverage, amounts of coverage and increased deductibles are important to management.
Risk includes a function of time and the borrower’s financial condition may change; therefore, keeping financial information up to date is important to the Bank. The policy of the Bank is that all new loans, regardless of the customer’s history with the Bank, should have updated financial information, as long as exposure is greater than $10,000.
Based on the evaluation described above, the Company did not record a provision for loan loss during the last six months of the year ended December 31, 2007. Total provision for the year ended December 31, 2007 was $40,000 compared to a provision of $240,000 for the year ended December 31, 2006. At December 31, 2007 the five year average loss ratios were: .024% Commercial, .015% Consumer, .022% 1-4 Residential, .000% Real Estate Construction and .004% Real Estate Mortgage. The historical loss ratio used at December 31, 2007 was .064% and .072% at December 31, 2006.
During the year ended December 31, 2007, charge-offs of $29,702 and recoveries of $50,603 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $1,335,099 or .85% of total loans at December 31, 2007, compared to $1,294,994 or .82% of total loans at December 31, 2006.
Net recoveries were $20,901 for the year ended December 31, 2007 as compared to net recoveries of $37,819 for the year ended December 31, 2006. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.
The Company had $90,046 in unallocated reserves at December 31, 2007 related to other inherent risk in the portfolio compared to unallocated reserves of $256,035 at December 31, 2006. Management believes the allowance for loan losses at December 31, 2007, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company. The Allowance is also subject to examination testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the Allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require the Company to adjust its Allowance based on information available to them at the time of their examination.

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. During the third quarter of the year ended December 31, 2007, Management determined that $20,796 of the allowance for loan loss represented the reserves for unfunded lending commitments. This amount was moved from the allowance for loan loss to the allowance for unfunded loans and commitments. In addition $1,507 was added to the provision of unfunded loans and commitments, for the year ending December 31, 2007, based on the methodology referred to above.

	SUMMARY OF LOAN LOSS EXPERIENCE
			December 31,
	2007	2006	2005	2004	2003
Allowance for loan losses, beginning of year	$1,294,994	$1,017,175	$1,043,901	$1,169,627	$1,361,438

Charge-offs:
Commercial	14,535	9,164	—	89,308	62,827
Consumer	4,336	15,692	45,982	6,457	153,480
Real estate	—	—	—	—	—
Other	10,831	—	410	2,890	3,104

Total charge-offs	29,702	24,856	46,392	98,655	219,411
Recoveries:
Commercial	164	50,227	5,461	63,443	10,520
Consumer	49,756	4,233	2,145	12,486	6,590
Real estate	—	—	—	—	—
Other	683	8,215	60	—	1,260

Total recoveries	50,603	62,675	7,666	75,929	18,370
Net (recoveries) charge-offs	(20,901)	(37,819)	38,726	22,726	201,041
Additions (recovery) to reserve through provision expense	40,000	240,000	12,000	(103,000)	9,230
Adjustment for unfunded lending commitments	(20,796)	—	—	—	—

Allowance for loan losses, end of year	$1,335,099	$1,294,994	$1,017,175	$1,043,901	$1,169,627

Reserve for unfunded lending commitments	$—	$—	$—	$—	$—
Adjustment for unfunded lending commitments	20,796	—	—	—	—
Provisions for unfunded lending commitments	1,507	—	—	—	—

Reserve for unfunded lending commitments, end of year	$22,303	$—	$—	$—	$—

DEPOSITS

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less
		Than 3	Than 6	Than 1	Than 5	5 years
(in 000’s)	1 Day	Months	Months	Year	Years	or More	Total

CD’s and other time deposits 100,000 and over	$—	$10,701	$6,256	$4,866	$300	$—	$22,123
CD’s and other time deposits under 100,000	$113	$5,844	$4,394	$3,365	$1,732	$—	$15,448
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
The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below. The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At December 31, 2007 the balance of this reserve was $22,303. At December 31, 2007 and 2006, the Company had no interests in non-consolidated special purpose entities.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $43,605,731 and $49,060,480 at December 31, 2007 and 2006 respectively.
Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At December 31, 2007 and 2006, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2007 and 2006 was $1,234,623 and $721,602, respectively.
The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. The fair value of these commitments was not significant at December 31, 2007 and 2006. The Company had forward sales commitments, totaling $2.0 million at December 31, 2007, to sell loans held for sale of $2.0 million. At December 31, 2006, the Company had forward sales commitments of $4.0 million. The fair value of these commitments was not significant at December 31, 2007 or 2006. The Company has no embedded derivative instruments requiring separate accounting treatment.

Once the Company sells certain fixed rate residential loans, the loans are no longer reportable on the Company’s balance sheet. With most of these sales, the Company has an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This warranty period ranges from three to six months. The unpaid principal balance of loans sold with recourse was $28,438,000 at December 31, 2007 and $25,441,000 at December 31, 2006. As of the year ended December 31, 2007 no loans have been repurchased.
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
CAPITAL RESOURCES
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercising of stock options of $124,000 in 1995, 1996, 1997, 1998; $603,368 in 2006; and $213,680 in 2007, for a total shareholders’ equity at December 31, 2007, of $25,692,570. The rate of asset growth from the Bank’s inception has not negatively impacted this capital base. The risk based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at December 31, 2007, for the Bank was 13.55% and 12.16% at December 31, 2006. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
At December 31, 2007 and 2006, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5% and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.
Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2007.

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST
During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. The Board of Directors of the Bank approved the cash contribution of $288,000 to The Bank of South Carolina Employee Stock Ownership Plan for the fiscal year ended December 31, 2007. The contribution was made during 2007. An amendment and restatement was made to the Employee Stock ownership plan effective January 1, 2007, approved by the Board of Directors January 18, 2007. An employee of the Bank is eligible to become a participant in the ESOP upon reaching 21 years of age and credited with one year of service (1,000 hours of service). The employee may enter the plan on the January 1st that occurs nearest the date on which the employee first satisfies the age and service requirements described above. No contributions by employees are permitted. The amount and time of contributions are at the sole discretion of the Board of Directors of the Bank. The contribution for all participants is based solely on each participant’s respective regular or base salary and wages paid by the Bank including commissions, bonuses and overtime, if any.
A participant becomes vested in the ESOP based upon the employees credited years of service. The vesting schedule is as follows;

•	1 year of service	0%Vested
•	2 Years of Service	25%Vested
•	3 Years of Service	50%Vested
•	4 Years of Service	75%Vested
•	5 Years of Service	100%Vested
The Bank is the Plan Administrator. T. Dean Harton, Sheryl G. Sharry and Hugh C. Lane, Jr., currently serve as the Plan Administrative Committee and as Trustees for the Plan. The Plan currently owns 224,129 shares of common stock of Bank of South Carolina Corporation.
Item 7. Financial Statements
Management’s Report on Internal Control Over Financial Reporting
Management of Bank of South Carolina Corporation and its subsidiary The Bank of South Carolina is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Based on this assessment management believes that as of December 31, 2007, the Company’s internal control over financial reporting was effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Bank of South Carolina Corporation and subsidiary
Charleston, South Carolina
We have audited the accompanying consolidated balance sheet of Bank of South Carolina Corporation and subsidiary (the Corporation) as of December 31, 2007 and 2006 and the related consolidated statement of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to examine management’s assertion about the effectiveness of Bank of South Carolina Corporation’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.
Elliott Davis, LLC
Columbia, South Carolina
February 26, 2008

KPMG LLP
Suite 1200
150 Fayetteville Street
P.O. Box 29543
Raleigh, NC 27626-0543
Report of Independent Registered Public Accounting Firm
The Board of Directors Bank of South Carolina Corporation and subsidiary:
We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows of Bank of South Carolina Corporation and subsidiary for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Bank of South Carolina Corporation and subsidiary for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
Raleigh, North Carolina
February 24, 2006
KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2007	2006

ASSETS
Cash and due from banks	$9,716,533	$9,747,621
Interest bearing deposits in other banks	8,109	7,990
Federal funds sold	18,357,674	26,857,657
Investment securities available for sale (amortized cost of $35,157,453 and $40,864,906 in 2007 and 2006, respectively)	35,840,019	40,897,855
Mortgage loans to be sold	1,981,018	3,960,728
Loans	156,348,017	158,596,560
Less: Allowance for loan losses	(1,335,099)	(1,294,994)

Net loans	155,012,918	157,301,566

Premises, equipment and leasehold improvements, net	2,619,608	2,662,086
Accrued interest receivable	1,383,598	1,474,703
Other assets	237,613	562,534

Total assets	$225,157,090	$243,472,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand	$58,390,190	$58,835,554
Interest bearing demand	45,977,954	48,557,628
Money market accounts	45,677,850	56,179,204
Certificates of deposit $100,000 and over	22,122,593	22,281,984
Other time deposits	15,448,046	14,092,859
Other savings deposits	9,729,825	15,369,672

Total deposits	197,346,458	215,316,901

Short-term borrowings	927,873	2,712,683
Accrued interest payable and other liabilities	1,190,189	1,802,725

Total liabilities	199,464,520	219,832,309
Shareholders’ equity:
Common stock — No par, 12,000,000 shares authorized; Issued 4,153,485 shares at December 31, 2007 and 4,129,409 at December 31, 2006 Shares outstanding 3,953,984 at December 31, 2007 and 3,929,908 at December 31, 2006	—	—

Additional paid in capital	22,978,812	22,719,918
Retained earnings	3,976,706	2,592,719
Treasury stock; 199,501 shares at December 31, 2007 and 2006	(1,692,964)	(1,692,964)
Accumulated other comprehensive income, net of income taxes	430,016	20,758

Total shareholders’ equity	25,692,570	23,640,431

Total liabilities and shareholders’ equity	$225,157,090	$243,472,740

Commitments and contingencies (note 8)
See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2007	2006	2005

Interest and fee income
Interest and fees on loans	$13,569,616	$13,369,944	$10,301,512
Interest and dividends on investment securities	1,793,077	1,812,842	1,245,105
Other interest income	1,119,485	987,172	836,931

Total interest and fee income	16,482,178	16,169,958	12,383,548

Interest expense
Interest on deposits	4,982,924	4,662,283	2,627,103
Interest on short-term borrowings	40,162	34,209	19,095

Total interest expense	5,023,086	4,696,492	2,646,198

Net interest income	11,459,092	11,473,466	9,737,350
Provision for (recovery of) loan losses	40,000	240,000	12,000

Net interest income after provision for (recovery of) loan losses	11,419,092	11,233,466	9,725,350

Other income
Service charges, fees and commissions	877,155	873,901	932,832
Mortgage banking income	554,954	590,332	823,510
Other non-interest income	41,968	26,110	32,130
Gain (loss) on sale of securities	69,792	(22,950)	—

Total other income	1,543,869	1,467,393	1,788,472

Other expense
Salaries and employee benefits	4,181,712	4,007,883	3,831,391
Net occupancy expense	1,341,970	1,227,896	1,203,630
Other operating expenses	1,560,212	1,467,937	1,494,246
Provision for unfunded loans and commitments	1,507	—	—

Total other expense	7,085,401	6,703,716	6,529,267

Income before income tax expense	5,877,560	5,997,143	4,984,555
Income tax expense	2,046,316	2,068,880	1,799,549

Net income	$3,831,244	$3,928,263	$3,185,006

Basic income per common share	$0.97	$1.01	$0.83

Diluted income per common share	$0.96	$1.00	$0.81

Weighted average shares outstanding
Basic	3,943,067	3,900,707	3,859,351

Diluted	3,971,349	3,945,928	3,913,119

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					ACCUMULATED
		ADDITIONAL			OTHER
	COMMON	PAID IN	RETAINED	TREASURY	COMPREHENSIVE
	STOCK	CAPITAL	EARNINGS	STOCK	INCOME (LOSS)	TOTAL

December 31, 2004	$—	$20,315,087	$1,099,493	$(1,497,093)	$73,229	$19,990,716
Comprehensive income:
Net income	—	—	3,185,006	—	—	3,185,006
Net unrealized losses on securities (net of tax effect of $73,502)	—	—	—	—	(125,148)	(125,148)

Total comprehensive income	—	—	—	—	—	3,059,858

Exercise of Stock Options	—	225	—	—	—	225
Issuance of 10% Stock Distribution	—	1,762,315	(1,570,313)	(195,871)	—	(3,869)
Cash dividends ($0.51 per common share)	—	—	(1,541,136)	—	—	(1,541,136)

December 31, 2005	$—	$22,077,627	$1,173,050	$(1,692,964)	$(51,919)	$21,505,794
Comprehensive income:
Net income	—	—	3,928,263	—	—	3,928,263
Net unrealized gains on securities (net of tax effect of $34,192)	—	—	—	—	57,530	57,530
Reclassification adjustment for losses included in net income (net of tax effect of $8,492)	—	—	—	—	15,147	15,147

Total comprehensive income	—	—	—	—	—	4,000,940

Exercise of Stock Options	—	603,368	—	—	—	603,368
Stock-based compensation expense	—	38,923	—	—	—	38,923
Cash paid on fractional shares 25% stock dividend	—	—	(3,913)	—	—	(3,913)
Cash dividends ($0.67 per common share)	—	—	(2,504,681)	—	—	(2,504,681)

December 31, 2006	$—	$22,719,918	$2,592,719	$(1,692,964)	$20,758	$23,640,431
Comprehensive income:
Net income	—	—	3,831,244	—	—	3,831,244
Net unrealized gains on securities (net of tax effect of $266,181)	—	—	—	—	453,227	453,227
Reclassification adjustment for gains included in net income (net of tax effect of $25,823)	—	—	—	—	(43,969)	(43,969)

Total comprehensive income	—	—	—	—	—	4,240,502

Exercise of Stock Options	—	213,680	—	—	—	213,680
Stock-based compensation expense	—	45,214	—	—	—	45,214
Cash dividends ($0.62 per common share)	—	—	(2,447,257)	—	—	(2,447,257)

December 31, 2007	$—	$22,978,812	$3,976,706	$(1,692,964)	$430,016	$25,692,570

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$3,831,244	$3,928,263	$3,185,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	267,437	242,239	275,445
(Gain) loss on sale of securities	(69,792)	22,950	—
Provision for loan losses	40,000	240,000	12,000
Gain on disposal of fixed assets	—	—	2,000
Stock-based compensation expense	45,214	38,923	—
Deferred income taxes	(28,504)	(78,356)	4,954
Accretion of unearned discounts on investment securities	(75,175)	(201,598)	(977,781)
Origination of mortgage loans held for sale	(52,951,007)	(60,843,768)	(68,662,280)
Proceeds from sale of mortgage loans held for sale	54,930,717	60,213,352	67,035,159
Decrease (increase) in accrued interest receivable and other assets	204,172	(652,405)	(461,871)
(Decrease) increase in accrued interest payable and other liabilities	(301,996)	203,220	252,382

Net cash provided by operating activities	5,892,310	3,112,820	665,014

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	315,000	24,263,906	76,285,000
Purchase of investment securities available for sale	(6,449,831)	(28,004,512)	(69,700,415)
Net decrease (increase) in loans	2,248,648	(2,550,403)	(28,642,818)
Purchase of premises, equipment and leasehold improvements, net	(224,959)	(163,240)	(161,594)
Proceeds from sale of available for sale securities	11,987,250	2,970,000	—

Net cash provided (used) by investing activities	7,876,108	(3,484,249)	(22,219,827)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(17,970,443)	17,469,587	18,777,236
Net (decrease) increase in short—term borrowings	(1,784,810)	668,433	582,321
Dividends paid	(2,757,797)	(2,025,344)	(1,385,913)
Fractional shares paid	—	(3,913)	(3,869)
Stock options exercised	213,680	603,368	225

Net cash (used) provided by financing activities	(22,299,370)	16,712,131	17,970,000

Net (decrease) increase in cash and cash equivalents	(8,530,952)	16,340,702	(3,584,813)
Cash and cash equivalents at beginning of year	36,613,268	20,272,566	23,857,379

Cash and cash equivalents at end of year	$28,082,316	$36,613,268	$20,272,566

Supplemental disclosure of cash flow data:
Cash paid during the year for:
Interest	$5,093,366	$4,442,208	$2,444,019

Income taxes	$2,108,204	$2,246,223	$1,799,589

Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized loss on securities available for sale, net of income taxes	$409,258	$72,667	$(125,148)

Real estate acquired through foreclosure	$—	$—	$—

Change in dividends payable	$310,540	$479,338	$155,223

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investment Securities: The Company accounts for its investment securities in accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investments are classified into three categories as follows: (1) Held to Maturity — debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading — debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale — debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis. All securities were classified as available for sale for 2007 and 2006.

Loans Receivable Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. At December 31, 2007 and 2006, the Company had approximately $2.0 million and $4.0 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS No. 140), and are included in mortgage banking income in the consolidated statements of operations.

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

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company accounts for nonrefundable fees and costs associated with originating or acquiring loans and direct costs of leases in accordance with FASB Statement No. 91 (FAS 91) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an amendment of FASB Statement No. 13, 60 and 65 and a rescission of FASB Statement No. 17)”. This statement requires that loan origination fees be recognized over the life on the related loan as an adjustment on the loan’s yield. Certain direct loan origination costs shall be recognized over the life of the related loan as a reduction of the loan’s yield. This statement changed the practice of recognizing loan origination and commitment fees prior to inception of the loan.

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

Management believes that the allowance is adequate to absorb inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which management believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

The allowance is also subject to examination by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require the Company to adjust its allowance based on information available to them at the time of their examination.

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.

Concentration of Credit Risk: The Company’s primary market consists of the counties of Berkeley, Charleston and Dorchester, South Carolina. At December 31, 2007, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Other Real Estate Owned: Other real estate owned is recorded at the lower of fair value less estimated selling costs or cost and is included in other assets on the consolidated balance sheets. There was no other real estate owned at December 31, 2007 or 2006. Gains and losses on the sale of other real estate owned and subsequent write-downs from periodic reevaluation are charged to other operating income.

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

In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position.

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

There were options for 10,000 shares granted in 2007, options for 32,500 shares granted in 2006 and no options granted in 2005. The weighted average fair value per share of options granted, amounted to $4.50 for options granted in January 2007, $4.46 for options granted in June of 2007 and $4.54 for options granted in 2006. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: dividend yield of 2.75% and 3.58% for 2007 and 2006, respectively; historical volatility of 25.68% and 29.98% for 2007 and 2006, respectively; risk-free interest rate of 4.70% for 5,000 options granted in January and 5.16% for 5,000 options granted in June of 2007 and 4.36% for the options granted in 2006; expected lives of the options of 10 years for 2007 and 2006, respectively.

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

Cash Flows: Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average reserve requirement was approximately $759,937 and $960,000 for the reserve periods ended December 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. One

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance, which relates to the Company’s mortgage loans held for sale.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2007 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	INVESTMENT SECURITIES AVAILABLE FOR SALE
The amortized cost and fair value of investment securities available for sale are summarized as follows:

	DECEMBER 31, 2007
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

U.S. Treasury Notes	$2,948,002	$148,091	$—	$3,096,093
Federal Agency Securities	4,000,738	57,088	—	4,057,826

Government-Sponsored Enterprises	17,872,391	409,771	—	18,282,162
Municipal Securities	10,336,322	89,464	21,848	10,403,938

Total	$35,157,453	$704,414	$21,848	$35,840,019

	DECEMBER 31, 2006
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

U.S. Treasury Bonds	$5,968,555	$8,045	$—	$5,976,600
U.S. Treasury Notes	5,869,713	61,287	—	5,931,000
Federal Agency Securities	3,000,000	—	10,200	2,989,800
Government-Sponsored Enterprises	20,798,027	64,356	58,883	20,803,500
Municipal Securities	5,228,611	29,344	61,000	5,196,955

Total	$40,864,906	$163,032	$130,083	$40,897,855

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2007, by contractual maturity are as follows:

		ESTIMATED
	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$3,445,242	$3,461,218
Due in one year to five years	27,332,197	27,948,379
Due in five years to ten years	3,323,526	3,367,697
Due in ten years to fifteen years	819,521	823,636
Due in fifteen to twenty years	236,967	239,089

Total	$35,157,453	$35,840,019

During 2007, $11,987,250 of Available for Sale Securities were sold for a gain of $69,792 in order to increase the Bank’s liquidity position. During 2006 there was one sale of an investment security which resulted in a realized loss of $22,950. Gross proceeds from the sale were $2,970,000.

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying value of investment securities pledged to secure deposits and other balances was $23,575,639 and $30,752,279 at December 31, 2007 and 2006, respectively.
Gross unrealized losses and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and December 31, 2006 are as follows:

December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities

U.S. Treasury Notes	$—	$—	$—	$—	$—	$—
Federal Agency Securities	—	—	—	—	—	—
Government-Sponsored Enterprises	—	—	—	—	—	—
Municipal Securities	1,534,813	21,848	—	—	1,534,813	21,848

	$1,534,813	$21,848	$—	$—	$1,534,813	$21,848

	December 31, 2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities

U.S. Treasury Bills	$—	$—	$—	$—	$—	$—
U.S. Treasury Notes	—	—	—	—	—	—
Federal Agency Securities	2,989,800	10,200	—	—	2,989,800	10,200
Government-Sponsored Enterprises	11,840,000	58,883	—	—	11,840,000	58,883
Municipal Securities	2,282,861	61,000	—	—	2,282,861	61,000

	$17,112,661	$130,083	$—	$—	$17,112,661	$130,083

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

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. LOANS
Major classifications of loans are as follows:

	DECEMBER 31,
	2007	2006

Commercial loans	$49,168,128	$52,603,319
Commercial real estate	76,289,935	76,295,205
Residential mortgage	12,195,078	14,430,196
Consumer loans	5,218,165	4,377,353
Personal bank lines	12,805,795	10,719,387
Other	719,832	246,775

	156,396,933	158,672,235

Deferred loan fees (Net)	(48,916)	(75,675)
Allowance for loan losses	(1,335,099)	(1,294,994)

Loans, net	$155,012,918	$157,301,566

Changes in the allowance for loan losses and reserve for unfunded lending commitments are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2007	2006	2005

Balance at beginning of year	$1,294,994	$1,017,175	$1,043,901
(Recovery) provision for loan losses	40,000	240,000	12,000
Charge offs	(29,702)	(24,856)	(46,392)
Recoveries	50,603	62,675	7,666

Adjustment for unfunded loan commitments	(20,796)	—	—

Balance at end of year	$1,335,099	$1,294,994	$1,017,175

	YEARS ENDED DECEMBER 31
Reserve for unfunded lending
commitments	2007	2006	2005
Balance at beginning of year	$—	$—	$—
Adjustment for unfunded loan commitments from allowance for loan losses	20,796	—	—
Provision for unfunded commitments	1,507	—	—

Balance at end of year	$22,303	$—	$—

During the second quarter of 2005, the Company adopted FASB Statement No. 91 (FAS 91) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (an amendment of FASB Statement No. 13, 60 and 65 and a rescission of FASB Statement No. 17)”. FAS 91 establishes the accounting for nonrefundable fees and costs associated with lending, committing to lend, or purchasing a loan or group of loans. This statement also specifies the accounting for fees and initial direct costs associated with leasing. As of July 1, 2005 any fee or cost associated with originating or acquiring loans are being deferred and amortized in accordance with FAS 91. The net balance of the deferred loan fees at December 31, 2007 and 2006 was $48,916 and $75,675, respectively.

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
As of December 31, 2007 and 2006, the Company had loans on non-accrual totaling $761,748 and $10,864, respectively. The additional amount of gross income that would have been recorded during 2007, 2006 and 2005 if these loans had performed as agreed would have been $55,209, $76 and $4,167, respectively. The Company did not recognize any interest income on these loans in 2007, 2006 or 2005 while these loans were on non-accrual.
There was one loan in the amount of $1,288 and two loans in the amount of $44,534 over 90 days past due still accruing interest at December 31, 2007 and December 31, 2006, respectively.
At December 31, 2007 and 2006 impaired loans amounted to $882,269 and $10,864, respectively, and their related reserve for loan losses totaled $441,135 and $10,697 at December 31, 2007 and 2006, respectively. The Bank had one restructured loan at December 31, 2007 in the amount of $10,567 and no restructured loans at December 31, 2006. For the years ended December 31, 2007, 2006 and 2005, the average recorded investment in impaired loans was $779,663, $24,037 and $93,536, respectively, and $31,068 in 2007, $2,220 in 2006 and $2,552 in 2005 of interest income was recognized on loans prior to being considered impaired. All of this income was recognized using the accrual method of accounting.
4. PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Premises, equipment and leasehold improvements are summarized as follows:

	DECEMBER 31,
	2007	2006

Bank buildings	$1,797,577	$1,797,577
Land	838,075	838,075
Leasehold purchase	30,000	30,000
Lease improvements	347,475	340,313
Equipment	3,195,164	2,981,048

	6,208,291	5,987,013
Accumulated depreciation	(3,588,683)	(3,324,927)

Total	$2,619,608	$2,662,086

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. DEPOSITS
At December 31, 2007 and 2006, certificates of deposit of $100,000 or more totaled approximately $22,122,593 and $22,281,984, respectively. Interest expense on these deposits was $1,151,055 in 2007 and $918,322 in 2006.
At December 31, 2007, the schedule maturities of certificates of deposit are as follows:

2008	$35,538,607
2009	689,034
2010	—
2011	—
2012	1,342,998
2013 and thereafter	—

$37,570,639

6. SHORT-TERM BORROWINGS
The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The bank may borrow up to $2,800,000 under the arrangement at an interest rate set by the Federal Reserve. The note is secured by Government Sponsored Agency Securities with a market value of $3,563,340 at December 31, 2007. The amount outstanding under the note totaled $927,873 and $2,712,683 at December 31, 2007 and 2006, respectively.
At December 31, 2007 and 2006, the Bank had unused short-term lines of credit totaling approximately $12,500,000 (which are withdrawable at the lender’s option).
7. INCOME TAXES
Total income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows

	YEARS ENDED DECEMBER 31,
	2007	2006	2005

Income tax expense	$2,046,316	$2,068,880	$1,799,549

Stockholders’ equity, for unrealized losses on securities available for sale	240,358	42,684	(73,502)

Total	$2,286,674	$2,111,564	$1,726,047

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax expense attributable to income before income tax expense consists of:

	Current	Deferred	Total
YEAR ENDED DECEMBER 31, 2007

U.S. Federal	$1,898,301	$(28,505)	$1,869,796

State and local	176,520	—	176,520

	$2,074,821	$(28,505)	$2,046,316

YEAR ENDED DECEMBER 31, 2006

U.S. Federal	$1,971,733	$(83,310)	$1,888,423

State and local	180,457	—	180,457

	$2,152,190	$(83,310)	$2,068,880

YEAR ENDED DECEMBER 31, 2005

U.S. Federal	$1,649,749	$4,954	$1,654,703

State and local	144,846	—	144,846

	$1,794,595	$4,954	$1,799,549

Income tax expense attributable to income before income tax expense was $2,046,316, $2,068,880 and $1,799,549 for the years ended December 31, 2007, 2006 and 2005 respectively, and differed from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

		Years Ended
		December 31,
	2007	2006	2005

Computed “expected” tax expense	$1,998,370	$2,039,029	$1,694,749

Increase (reduction) in income taxes Resulting from:

Tax exempt interest income	(80,347)	(55,101)	(29,175)
State income tax, net of federal benefit	116,503	138,143	95,598

Other, net	11,790	(53,191)	38,377

	$2,046,316	$2,068,880	$1,799,549

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	DECEMBER 31,
	2007	2006

Deferred tax assets:
Deferred loan fees	$16,631	$25,730
Unrealized loss on securities available for sale	—	—
State Net Operating Loss Carryforward	20,620	12,000
Bad Debt Reserves	385,182	371,547
Other	26,354	24

Total gross deferred tax assets	448,787	409,301
Less valuation allowance	(20,620)	(12,000)

Net deferred tax assets	428,167	397,301

Deferred tax liabilities:
Prepaid expenses	(29,723)	(34,841)
Unrealized gain on securities available for sale	(252,549)	(12,191)
Fixed assets, principally due to differences in depreciation	(50,136)	(59,770)
Other-Bond Accretion	(49,980)	(32,867)

Total gross deferred tax liabilities	(382,388)	(139,669)

Net deferred tax asset	$45,779	$257,632

The Company analyzed the tax positions taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.
There was a $20,620 valuation allowance for deferred tax assets at December 31, 2007 and $12,000 at December 31, 2006. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2007. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.
     Tax returns for 2004 and subsequent years are subject to examination by taxing authorities.

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.	COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements to lease equipment and its office facilities under noncancellable operating lease agreements expiring on various dates through 2011. The Company may, at its option, extend the lease of its office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods and extend the land lease where the Mt. Pleasant office is constructed for six additional five year periods. Management intends to exercise its option on the Meeting Street lease. Lease payments below include the lease renewal. Minimum rental commitments for these leases as of December 31, 2007 are as follows:

2008	$470,699
2009	462,031
2010	459,920
2011	427,468
2012	429,980
2013 and thereafter	1,888,342

Total	$4,138,440

Total rental expense was $463,177, $441,568 and $447,602 in 2007, 2006 and 2005, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $43,605,731 and $49,060,480 at December 31, 2007 and 2006, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At December 31, 2007 and 2006, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2007 and 2006 was $1,234,623 and $721,602, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. The fair value

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of these commitments was not significant at December 31, 2007 and 2006. The Company has forward sales commitments, totaling $2.0 million at December 31, 2007 to sell loans held for sale of $2.0 million. Such forward sales commitments are to sell loans at par value and are generally funded within 60 days. The fair value of these commitments was not significant at December 31, 2007. The Company has no embedded derivative instruments requiring separate accounting treatment.

9.	RELATED PARTY TRANSACTIONS

In the opinion of management, loans to officers and directors of the Company are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectibility. There were no outstanding loans to executive officers of the Company as of December 31, 2007 and 2006. Related party loans are summarized as follows:

	DECEMBER 31,
	2007	2006

Balance at beginning of year	$1,722,407	$2,087,847
New loans or advances	2,546,609	4,682,223
Repayments	(1,711,985)	(5,047,663)

Balance at end of year	$2,557,031	$1,722,407

10.	OTHER EXPENSE

A summary of the components of other operating expense is as follows:

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Advertising and business development	$37,614	$30,584	$19,976
Supplies	126,210	127,750	140,647
Telephone and postage	174,621	165,833	170,042
Insurance	46,077	53,574	59,440
Professional fees	338,549	309,309	323,102
Data processing services	326,530	316,848	308,297
State and FDIC insurance and fees	49,787	48,928	48,698
Courier service	174,426	170,095	171,362
Other	286,398	245,016	252,682

	$1,560,212	$1,467,937	$1,494,246

11.	INCENTIVE STOCK OPTION PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company has an Incentive Stock Option Plan which was approved in 1998. Under the 1998 Incentive Stock Option Plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. At December 31, 2007, 29,791 shares of common stock are reserved to be granted under the 1998 Incentive Stock Option Plan from the original 272,250 shares.

All outstanding options, option price, and option activity for the stock-based option plan has been retroactively restated to reflect the effects of the 10% stock dividend declared June 19, 2003, a 10% stock distribution declared April 12, 2005, and a 25% stock dividend declared on April 11, 2006.

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the activity under the stock-based option plan for the years ended December 31, 2007, 2006, and 2005 follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, January 1	160,094	$10.49	197,895	$9.09	235,155	$9.11
Granted	10,000	15.75	32,500	16.62	—
Expired	(9,074)	12.10	(5,499)	9.97	(16,464)	9.62
Exercised	(24,257)	8.92	(64,802)	9.31	(20,796)	8.92

Outstanding December 31	136,763	$11.05	160,094	$10.49	197,895	$9.09

		Weighted
		Average	Weighted	Intrinsic		Weighted	Intrinsic
	Number of	Remaining	Average	Value of	Number of	Average	Value of
Exercise	Options	Contractual	Exercise	Outstanding	Options	Exercise	Exercisable
Price:	Outstanding	Life	Price	Options	Exercisable	Price	Options

$8.92	82,884	3.4	$8.92	$455,348	3,684	$8.92	$19,378
$9.39	15,879	5.4	$9.39	$76,060	—	$—	$—
$16.62	28,000	8.4	$16.62	$—	—	$—	$—
$15.99	5,000	9	$15.99	$—	—	$—	$—
$15.51	5,000	9.5	$15.51	$—	—	$—	$—

	136,763	5.08	$11.05	$531,408	3,684	$8.92	$19,378

The weighted average grant-date fair value of options granted during the year 2007 and 2006 was $4.48 and $4.54, respectively. There were no options granted during the year ended 2005. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006, and 2005, was $161,962, $394,804 and $12,145.

As of December 31, 2007 there was $233,252 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.6 years.

The Company established an Employee Stock Ownership Plan (ESOP) effective January 1, 1989. Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a plan year is eligible to participate in the ESOP. Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code section 415. The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses amounted to $288,000, $330,000 and $300,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.	COMMON STOCK DIVIDEND

On April 11, 2006 the company declared a 25% stock dividend for a total of 772,840 shares. All share and per share data has been retroactively restated to give effect to the common stock dividend.

13.	INCOME PER COMMON SHARE

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock. All share and per share data have been retroactively restated for all common stock dividends and distributions. The Company has no antidilutive securities at December 31, 2007.

The following is a summary of the reconciliation of average shares outstanding for the years ended December 31:

	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	3,943,067	3,943,067	3,900,707	3,900,707	3,859,351	3,859,351
Effect of dilutive securities:
Stock options	—	28,282	—	45,221	—	53,768

Average shares outstanding	3,943,067	3,971,349	3,900,707	3,945,928	3,859,351	3,913,119

14.	REGULATORY CAPITAL REQUIREMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2007 and 2006, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Dollars in Thousands	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2007:
Total capital to risk-weighted assets:

Company	$26,620	13.80%	$15,433	8.00%	$	N/A	N/A
Bank	$26,141	13.55%	$15,433	8.00%		$19,291	10.00%

Tier 1 capital to risk-weighted assets:

Company	$25,263	13.10%	$7,717	4.00%	$	N/A	N/A
Bank	$24,784	12.85%	$7,716	4.00%		$11,574	6.00%

Tier 1 capital to average assets:

Company	$25,263	10.62%	$9,511	4.00%	$	N/A	N/A
Bank	$24,784	10.42%	$9,510	4.00%		$11,888	5.00%
December 31, 2006

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Dollars in Thousands	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2006:
Total capital to risk-weighted assets:

Company	$24,915	12.20%	$16,333	8.00%	$	N/A	N/A
Bank	$24,826	12.16%	$16,333	8.00%		$20,417	10.00%

Tier 1 capital to risk-weighted assets:

Company	$23,620	11.57%	$8,167	4.00%	$	N/A	N/A
Bank	$23,531	11.53%	$8,167	4.00%		$12,250	6.00%

Tier 1 capital to average assets:

Company	$23,620	9.97%	$9,472	4.00%	$	N/A	N/A
Bank	$23,531	9.94%	$9,472	4.00%		$11,840	5.00%

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The carrying value of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 2007 and 2006, approximates market.
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

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006, are as follows:

	2007
	Carrying	Estimated
	Amount	Fair Value

Cash and due from banks	$9,716,533	$9,716,533
Interest bearing deposits in other banks	8,109	8,109
Federal funds sold	18,357,674	18,357,674
Investments available for sale	35,840,019	35,840,019
Loans (1)	158,329,035	163,894,799
Deposits	197,346,458	197,504,557
Short-term borrowings	927,873	927,873

	2006
	Carrying	Estimated
	Amount	Fair Value

Cash and due from banks	$9,747,621	$9,747,621
Interest bearing deposits in other banks	7,990	7,990
Federal funds sold	26,857,657	26,857,657
Investment securities available for sale	40,897,855	40,897,855
Loans (1)	162,557,288	166,817,256
Deposits	215,316,901	215,313,776
Short-term borrowings	2,712,683	2,712,683

(1)	Includes mortgage loans held for sale.
16. BANK OF SOUTH CAROLINA CORPORATION — PARENT COMPANY
The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. At December 31, 2007, the Bank had available retained earnings of approximately $1,000,000 for payment of dividends. The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2007 and 2006, and the related condensed statements of operations and cash flows for the years ended December 31, 2007, 2006 and 2005, are as follows:
STATEMENTS OF FINANCIAL CONDITION

	2007	2006

Assets
Cash	$1,104,729	$1,031,922
Investment in wholly-owned bank subsidiary	25,213,603	23,551,686
Other assets	6,875	—

Total assets	$26,325,207	$24,583,608

Liabilities and shareholders’ equity
Dividends payable	$632,637	$943,177

Total liabilities	632,637	943,177
Shareholders’ equity	25,692,570	23,640,431

Total liabilities and shareholders’ equity	$26,325,207	$24,583,608

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STATEMENTS OF OPERATIONS

	2007	2006	2005

Interest income	$12,975	$21,801	$3,601
Net operating expenses	(104,390)	(103,695)	(47,228)
Dividends received from bank	2,670,000	1,980,000	1,615,000
Equity in undistributed earnings of subsidiary	1,252,659	2,030,157	1,613,633

Net income	$3,831,244	$3,928,263	$3,185,006

STATEMENTS OF CASH FLOWS

	2007	2006	2005

Cash flows from operating activities:
Net income	$3,831,244	$3,928,263	$3,185,006
Stock-Based compensation expense	45,214	38,923	—
Equity in undistributed earnings of subsidiary	(1,252,659)	(2,030,157)	(1,613,633)
Increase in other assets	(6,875)	—	—

Net cash provided by operating activities	2,616,924	1,937,029	1,571,373

Cash flows from financing activities:
Dividends paid	(2,757,797)	(2,025,344)	(1,385,913)
Fractional shares paid	—	(3,913)	(3,869)
Treasury stock purchased	—	—	—
Stock options exercised	213,680	603,368	225

Net cash used by financing activities	(2,544,117)	(1,425,889)	(1,389,557)

Net increase in cash	72,807	511,140	181,816

Cash at beginning of year	1,031,922	520,782	338,966

Cash at end of year	$1,104,729	$1,031,922	$520,782

Change in dividend payable	$(310,540)	$479,338	$155,223

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The tables below represent the quarterly results of operations for the years ended December 31, 2007 and 2006, respectively:

	2007
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,905,686	$4,058,866	$4,230,520	$4,287,106
Total interest expense	1,092,861	1,251,300	1,310,059	1,368,866

Net interest income	2,812,825	2,807,566	2,920,461	2,918,240
Provision for loan losses	—	—	20,000	20,000
Net interest income after provisions for loan losses	2,812,825	2,807,566	2,900,461	2,898,240
Other income	376,166	410,192	354,584	402,927
Other expense	1,814,276	1,778,594	1,781,070	1,711,461

Income before income tax expense	1,374,715	1,439,164	1,473,975	1,589,706
Income tax expense	480,809	498,603	513,664	553,240

Net income	$893,906	$940,561	$960,311	$1,036,466

Basic income per common share	$.23	$.24	$.24	$.26

Diluted income per common share	$.22	$.24	$.24	$.26

	2006
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$4,248,542	$4,246,363	$4,035,378	$3,639,675
Total interest expense	1,304,658	1,270,072	1,162,287	959,475

Net interest income	2,943,884	2,976,291	2,873,091	2,680,200
Provision for loan losses	60,000	60,000	60,000	60,000
Net interest income after provisions for loan losses	2,883,884	2,916,291	2,813,091	2,620,200
Other income	385,995	359,458	386,233	335,707
Other expense	1,697,629	1,700,235	1,665,342	1,640,510

Income before income tax expense	1,572,250	1,575,514	1,533,982	1,315,397
Income tax expense	550,004	545,767	523,148	449,961

Net income	$1,022,246	$1,029,747	$1,010,834	$865,436

Basic income per common share	$.26	$.26	$.26	$.23

Diluted income per common share	$.26	$.26	$.26	$.22

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
Item 8A. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its President and Chief Executive Officer and Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the fourth quarter of 2007, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.
Item 8B. Other Information
There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 that was not reported.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Election of Directors
Sixteen Directors, constituting the current Board of Directors, will be elected at the Annual Meeting, each to hold office for one year and until a successor shall have been duly elected or appointed and shall have qualified. In the absence of instructions to the contrary, shares of Common Stock represented by properly executed proxies will be voted for the sixteen Nominees listed on pages 54 and 55, all of whom are recommended by the Nominating Committee and the Board of Directors of the Company and have consented to be named and to serve if elected.
The Company does not presently know of anything that would preclude any Nominee from serving; however, should any Nominee for any reason become unable or unwilling to serve as a Director, the number of Directors to be elected will be reduced accordingly.
The name of each Nominee designated by the Board of Directors of the Company for election as a Director of the Company and certain information provided by such Nominee to the Company are set forth in the table below. Eight of the current Nominees served as initial Directors of the Bank from October 22, 1986, when the Bank’s charter was issued until the first Annual Meeting of Shareholders on April 14, 1987, and were elected to serve a one year term at such Annual Meeting. All of the above eight Directors of the Bank were elected to serve one-year terms at subsequent Annual Meetings. All of the above eight Directors of the Bank were elected Directors of the Company upon its organization in 1995. Alan I. Nussbaum, MD and Edmund Rhett, Jr., MD, were first elected as Directors of the Company during 1999. Dr. Linda J. Bradley-McKee, CPA was first elected as Director of the Company during 2002. They were all re-elected as Directors of the Company to serve one year terms at subsequent Annual Meetings. Graham M. Eubank, Jr., Richard W. Hutson, Jr. and Malcolm M. Rhodes, MD were elected pursuant to the By-Laws of the Company on December 16, 2004, and were elected to serve one year terms at subsequent annual meetings. Fleetwood S. Hassell was elected pursuant to the By-Laws of the Company on December 15, 2005, and was elected to serve one year terms at subsequent annual meetings. Glen B. Haynes, DVM was elected pursuant to the By-Laws of the Company on December 14, 2006 and was elected to serve a one year term at the annual meeting on April 10, 2007.

		Positions and
		Offices Held		Business Experience
		With	Family	1987-2008 and
Name	Age	Corporation	Relationship	Other Directorships

Dr. Linda J. Bradley- McKee, CPA	57	Director	None	Director, MS in Accountancy Program — College of Charleston (education) 1998 — 2007; Chairman, Dept. of Accountancy 1999-2004; Associate Professor 1999 — 2008; Assistant Professor 1993 – 1999

C. Ronald Coward	72	Director	None	Chairman, Coward Hund Construction Company, Inc. (construction) 2004-2008;President, 1976-2004

Graham M. Eubank, Jr.	40	Director	None	President, Palmetto Ford, Inc. (retail automobile) 2000-2008; Vice President 1996-2000

		Positions and
		Offices Held		Business Experience
		With	Family	1987-2005 and
Name	Age	Corporation	Relationship	Other Directorships

T. Dean Harton	62	Director	None	President-Hawthorne Corporation (management and investment) 2006-2008; Vice-Chairman, Piedmont Hawthorne Holdings, Inc. (aviation) 2004-2008; President-Piedmont Hawthorne Holdings, Inc. 1999-2004;
				President-Hawthorne Corporation (aviation) 1986-1999

Fleetwood S. Hassell	48	Executive Vice President	Brother-in-law Charles G. Lane, Director	The Bank of South Carolina (banking) 1986-2008

Glen B. Haynes, DVM	53	Director	None	Westbury Veterinary Clinic (veterinary) 1984-2008

William L. Hiott, Jr.	63	Executive Vice President, Treasurer, Director	None	The Bank of South Carolina (banking) 1986-2008

Katherine M. Huger	66	Director	None	Emerita Professor of Economics, Charleston Southern University; Assistant Professor of Economics — Charleston Southern University (education) 1972-2004

Richard W. Hutson, Jr.	50	Secretary Director	None	Manager, William M. Means Company Insurance, LLC (insurance) 1998-2008 Sole Proprietor, William M. Means Insurance Co. (insurance) 1992-1998

Charles G. Lane	53	Director	Brother of Hugh C. Lane, Jr.; brother-in- law of Fleetwood S. Hassell, Executive Vice-President	Managing Member — Holcombe, Fair & Lane, LLC (real estate) 1996-2008; Associate-Holcombe & Fair Realtors 1987-1996

Hugh C. Lane, Jr.	60	President, Chief Exec. Officer, Director	Brother of Charles G. Lane	The Bank of South Carolina (banking) 1986-2008

Louise J. Maybank	68	Director	None	Active in community programs

		Positions and
		Offices Held		Business Experience
		With	Family	1987-2005 and
Name	Age	Corporation	Relationship	Other Directorships

Alan I. Nussbaum, MD	56	Director	None	Physician in private practice with Rheumatology Associates, PA

Edmund Rhett Jr., MD	60	Director	None	Physician in private practice as Edmund Rhett, Jr., PA 2007-2008 Physician in private obstetrical practice with Low Country Obstetrics and Gynecology, PA 1977-2008

Malcolm M. Rhodes, MD	49	Director	None	Physician in private practice with Parkwood Pediatric Group

Thomas C. Stevenson, III	57	Director	None	President — Fabtech, Inc. (metal fabrication) 1991-2008; Private Investor 1990-91; Chairman of the Board — Stevenson Hagerty, Inc. (diversified holding company) 1984-90
The Audit and Compliance Committee of Bank of South Carolina Corporation has determined that Dr. Linda J. Bradley-McKee, CPA a member who is an independent director qualifies as a financial expert under applicable guidelines of the Securities and Exchange Act. The Company has a separately designated standing Audit Committee whose members are Dr. Linda J. Bradley-McKee, CPA, C. Ronald Coward, Graham M. Eubank, Jr., Glen B. Haynes, Katherine Huger, Alan I. Nussbaum, MD. and Malcolm M. Rhodes, MD.
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
Section 16A Beneficial Ownership Reporting Compliance
Louise J. Maybank, Director, failed to file two Form 4’s in a timely manner.

Item 10. Executive Compensation
The following table sets forth all remuneration (including remuneration under any contract, authorization or arrangement, whether or not set forth in a formal document) paid during the year ended December 31, 2007, 2006 and 2005, by the Bank to the three Executive Officers of the Company and the Bank, and one retired Executive Officer of the Company and Bank, whose cash remuneration from the Bank exceeded $100,000.00 dollars for their services in all capacities. Such Executive Officers receive no compensation from the Company as Executive Officers or as Directors or in any other capacity.
SUMMARY COMPENSATION TABLE

Name							Nonqualified	All
and						Non-Equity	Deferred	Other
Principal			Bonus	Stock	Option	Incentive Plan	Compensation	Compensation
Position	Year	Salary (1)	(2)	Awards	Awards	Compensation	Earnings	(3)		Total
Hugh C. Lane, Jr. President and Chief Executive Officer	2007	200,001.37	1,600.00					18,136.27		219,737.64
	2006	190,000.00	1,600.00					21,630.52		213,130.52
	2005	166,652.67	100.00					18,687.27		185,439.94
William L. Hiott, Jr. Executive Vice President and Treasurer	2007	175,001.53	1,600.00					15,887.26		192,488.79
	2006	167,000.00	1,600.00					19,033.98		187,533.98
	2005	158,523.47	100.00					17,589.31		176,212.78
Fleetwood S. Hassell Executive Vice President	2007	135,001.45	1,600.00					12,288.81		148,890.26
	2006	120,000.00	1,600.00					13,728.00		135,228.00
Nathaniel I. Ball, III Retired Executive Vice President and Secretary	2007							140,600.00	(4)	140,600.00
	2006							146,649.09	(4)	146.649.09
	2005	159,999.84						17,567.20		177,567.04

1)	The Compensation Committee consisting of T. Dean Harton, Graham M. Eubank, Jr. and Thomas C. Stevenson, III., compared salaries of positions at similar sized banks within South Carolina as well as the overall bank and individual performance. Once the salary levels were established by the Compensation Committee, the salaries were recommended to the Board of Directors for approval.

2)	The bonus consists of a $100 bonus presented to all employees at Christmas in 2005, 2006 and 2007 and a $1,500 bonus presented to all employees employed before July 1, 2005 and July 1, 2006.

3)	On November 2, 1989, the Bank adopted an Employee Stock Ownership Plan and Trust Agreement (the “Plan”) to provide retirement benefits to eligible employees for long and faithful service. The other compensation represents the amount contributed to the Bank’s ESOP.

4)	Nathaniel I. Ball, III, retired on July 31, 2005. The amount reported in 2007 and 2006 represent severance pay.

An employee of the Bank is eligible to become a participant in the ESOP upon reaching 21 years of age and credited with one year of service (1,000 hours of service). The employee may enter the plan on the January 1st that occurs nearest the date on which the employee first satisfies the age and service requirements described above. No contributions by employees are permitted. The amount and time of contributions are at the sole discretion of the Board of Directors of the Bank. The contribution for all participants is based solely on each participant’s respective regular or base salary and wages paid by the Bank including commissions, bonuses and overtime, if any.
A participant becomes vested in the ESOP based upon the employee’s credited years of service. The vesting schedule is as follows;

•	1 year of service	0% Vested
•	2 Years of Service	25% Vested
•	3 Years of Service	50% Vested
•	4 Years of Service	75% Vested
•	5 Years of Service	100% Vested
The Plan became effective as of January 1, 1989 and amended effective January 1, 2007 and approved by the Board of Directors on January 18, 2007. This amendment was made to comply with the Pension Protection Act of 2006.
The Board of Directors of the Bank approved the contribution of $288,000.00 to the ESOP for the fiscal year ended December 31, 2007. The contribution was made during 2007. T. Dean Harton, Sheryl G. Sharry and Hugh C. Lane, Jr., currently serve as Plan Administrators and as Trustees for the Plan. The Plan currently owns 224,129 shares or 5.67% of the Company’s Common Stock.
During the fiscal year ended December 31, 2007, the Company had no plans or arrangements pursuant to which any Executive Officer, Director or Principal Shareholder received contingent remuneration or personal benefits other than the contingent remuneration and life, disability, dental and health insurance benefits. Life, disability, dental and health insurance benefits are available for all employees of the Bank who work at least 30 hours a week.

OPTION AWARDS
Equity Incentive
	Number of	Number of	Plan Awards: Number
	Securities	Securities	of Securities
	Underlying	Underlying	Underlying
	Unexercised Options	Unexercised Options	Unexercised	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price	Date
Hugh C. Lane, Jr.	—	—	—	—	—
William L. Hiott, Jr.	—	—	—	—	—
Fleetwood S. Hassell	—	—	—	—	—
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

As of July 10, 2000, all of the option holders, including the above Executive Officers, terminated their existing stock options. There was no obligation on the part of the Company or The Bank of South Carolina to issue additional or replacement options. No options were exercised in 1998, 1999 or 2000. On May 14, 2001, the Bank granted options to purchase Common Stock in the aggregate amount of 152,350 shares to 45 employees of the Bank (including officers, such Directors as are also employees and other employees) pursuant to the Incentive Stock Option Plan. These grants included those to Hugh C. Lane, Jr., Fleetwood S. Hassell and William L. Hiott, Jr., Executive Officers and Directors and Nathaniel I. Ball, III retired Executive Officer and Director. Except for those options granted to Hugh C. Lane, Jr. as described below, all of the options were granted at an exercise price of $13.50 per share. No additional options were granted during 2001. Options to purchase 9,500 shares were granted at an exercise price of $14.925 per share to 4 employees of the Bank during 2002. Options to purchase 13,500 shares with an exercise price of $14.20 per share were granted to 13 employees in 2003. Options to purchase 4,000 shares with an exercise price of $14.00 were granted to one employee in 2004. No options were exercised during 2001, 2002, 2003 or 2004. Options to purchase 32,500 shares with an exercise price of $16.62 were granted to twenty-one employees in 2006. Options to purchase 5,000 shares with an exercise price of $15.99 and options to purchase 5,000 shares with an exercise price of 15.51 were granted to two employees in 2007.
As adjusted for a 10% stock dividend effective on July 15, 2003, a 10% stock distribution effective April 29, 2005 and a 25% stock dividend effective on April 28, 2006, there are currently 29,791 shares being held in reserve. There are currently outstanding options to purchase 15,879 shares at an option price of $9.39 per share, options to purchase 82,884 shares at an option price of $8.92 per share, options to purchase 28,000 shares at an option price of $16.62 per share, options to purchase 5,000 shares at an option price of $15.99 per share and options to purchase 5,000 shares at an option price of $15.51 per share resulting in total outstanding options to purchase 136,763 shares at the prices set forth above.
As adjusted for a 10% stock dividend effective on July 15, 2003, a 10% stock distribution effective April 29, 2005 and a 25% stock dividend effective April 28, 2006, options to purchase 44,853 shares with an exercise price of $8.92 per share, options to purchase 11,343 shares with an exercise price of $9.87, options to purchase 4,537 shares with an exercise price of $9.39 per share, options to purchase 5,500 shares with an exercise price of $9.26 per share, and options to purchase 4,500 shares with an exercise price of $16.62 per share have expired. There were 32,500 options granted during 2006 with an exercise price of $16.62. During 2007, there were 5,000 options granted with an exercise price of $15.99 and 5,000 options granted with an exercise price of $15.51.
On October 2, 2005, Nathaniel I. Ball, III (retired) Executive Officer and Director, in accordance with the Incentive Stock Option Plan, exercised his options to purchase 16,637 shares of common stock. The stock was purchased with the redemption of 10,300 shares of Bank of South Carolina Corporation common stock (personally held) with a price of $18.00 a share and the payment of $225 cash. On May 14, 2006 in accordance with the Incentive Stock Option Plan, options to purchase 67,220 shares of common stock became exercisable. Hugh C. Lane, Jr. exercised his option to purchase 24,956 shares at $9.82 per share. Twenty-four employees, including William L. Hiott, Jr. Executive Vice President and Treasurer and Fleetwood S. Hassell, Executive Vice President, exercised their option to purchase 39,846 shares of common stock at $8.92 per share. William L. Hiott purchased 4,159 shares and Fleetwood S. Hassell purchased 2,495 shares. On December 4, 2006 Janice Flynn, former Senior Vice President exercised her options to purchase 6,655 shares at $8.92 per share and 3,025 shares at $9.87 per share. Her shares became fully vested due to permanent disability. On May 14, 2007 in accordance with the Incentive Stock Option Plan, options to purchase 27,488 shares at $8.92 per share became exercisable. Twenty employees, including William L. Hiott, Jr., Executive Vice President and Treasurer and Fleetwood S. Hassell, Executive Vice President, exercised their options to purchase 24,257 shares of common stock at $8.92 per share. William L. Hiott, Jr. purchased 4,159 shares and Fleetwood S. Hassell purchased 2,495 shares. All stock options were fully vested and fully exercisable.

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
As adjusted for a 10% stock dividend effective on July 15, 2003, a 10% stock distribution effective on April 29, 2005 and a 25% stock dividend effective April 28, 2006, William L. Hiott, Jr., Executive Vice President and Treasurer, has the option to purchase 12,478 shares at a price of $8.92 per share and Fleetwood S. Hassell, Executive Vice President, has the option to purchase 7,487 shares at a price of $8.92 per share and 5,000 shares at a price of $16.62. The options to purchase 5,000 shares at a price of $16.62 per share were granted to Fleetwood S. Hassell on May 17, 2006.
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
In the event that the option holder’s employment is terminated without just cause, the option shall become fully vested and fully exercisable as of the date of his or her termination without regard to the five year vesting schedule. The option holder may exercise the option following an involuntary termination without just cause until the expiration date of the option.
In the event the option holder remains in the continuous employ of the Company or any subsidiary from the date of the grant until the option holder’s retirement, the option shall become fully vested and fully exercisable as of the date of his or her retirement without regard to the five year vesting schedule. The option holder may exercise the option following his or her retirement until the expiration date.
In the event the option holder remains in the continuous employ of the Company or a subsidiary from the date of the grant until his or her death, the option shall become fully vested and fully exercisable as of the date of death without regard to the five year vesting schedule. The person or persons entitled to exercise the option following the option holder’s death may exercise the option until the expiration date.
In the event the option holder remains in the continuous employ of the Company or any subsidiary from the date of the grant until the date of his or her legal disability, the option shall become fully vested and fully exercisable as of the date of his or her termination of employment on account of his or her legal disability without regard to the five year vesting schedule. The option holder may exercise the option following such termination of employment until the expiration date.
The Stock Incentive Plan provides for adjustment in the number of shares of Common Stock authorized under the Plan or granted to an employee to protect against dilution in the event of changes in the Company’s capitalization, including stock splits and dividends.

Shown below is information with respect to unexercised options to purchase Common Stock of the Company held by the named Executive Officers at December 31, 2007.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	# of Shares		Options/SARS		Options/SARS
	Acquired	Value	at Year-End (#)		at Year-End (#)
	On Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Hugh C. Lane, Jr.	24,956	245,068	0	0	0	$0
Fleetwood S. Hassell	4,990	44,571	0	12,487	0	$177,066
William L. Hiott, Jr.	8,318	74,197	0	12,478	0	$176,938
Transactions and Relations with Directors, Executive Officers, and their Associates and Affiliates of Directors

	DIRECTOR COMPENSATION

NAME	FEES EARNED OR PAID IN CASH	TOTAL
Dr. Linda J. Bradley-McKee, CPA	$4,650	$4,650
C. Ronald Coward	$6,250	$6,250
Graham M. Eubank, Jr.	$4,950	$4,950
T. Dean Harton	$4,050	$4,050
Fleetwood S. Hassell	—	—
Glen B. Haynes, DVM	$5,350	$5,350
William L. Hiott, Jr.	—	—
Katherine M. Huger	$5,250	$5,250
Richard W. Hutson, Jr.	$6,150	$6,150
Charles G. Lane, Jr.	$6,000	$6,000
Hugh C. Lane, Jr.	—	—
Louise J. Maybank	$5,500	$5,500
Alan I. Nussbaum, MD	$6,400	$6,400
Edmund Rhett, Jr. MD	$5,800	$5,800
Malcolm M. Rhodes, MD	$5,800	$5,800
Thomas C. Stevenson, III	$6,000	$6,000
Steve D. Swanson	$2,400	$2,400

1)	Steve D. Swanson resigned from the Board of Directors during 2007 as a result of a conflict of interest after the sale of his business.
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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
To the extent known to the Board of Directors of the Company, as of February 22, 2008, the only Shareholders of the Company having beneficial ownership of more than 5% percent of the shares of Common Stock of the Company are as set forth below:

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class

Hugh C. Lane, Jr. (1)	501,688	(2)	12.69%
30 Church Street Charleston, SC 29401

The Bank of South Carolina	224,129	(3)	5.67%
Employee Stock Ownership Plan and Trust (“ESOP”) 256 Meeting Street Charleston, SC 29401

(1)	To the extent known to the Board of Directors, the Marital Trust for the Benefit of Beverly G. Lane, Beverly G. Lane Trust, Beverly G. Jost, Kathleen L. Schenck, Charles G. Lane and Hugh C. Lane Jr., collectively, have beneficial ownership of 672,638 shares or 17.01% of the outstanding shares. As more fully described in the following footnotes, Hugh C. Lane, Jr is the only one of the above who have a beneficial ownership interest in more than 5% percent of the Company’s Common Stock. Hugh C. Lane, Jr. disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote).

(2)	To the extent known to the Board of Directors, Hugh C. Lane, Jr., an Executive Officer and Director of the Bank and the Company, directly owns and has sole voting and investment power with respect to 268,469 shares; as trustee for three trust accounts holding an aggregate of 113,125 shares, he has sole voting and investment power with respect to such shares; as a co-trustee for three trust accounts holding 13,731 shares, he has joint voting and investment power with respect to such shares; as a trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment power with respect to 9,831 shares; he is indirectly beneficial owner of 12,764 shares owned by his wife and an aggregate of 48,965 shares held by his wife as custodian for their son, and 33,978 shares owned by the ESOP in which he has a vested interest. All of the shares beneficially owned by Hugh C. Lane, Jr. are currently owned. Hugh C. Lane, Jr. has had beneficial ownership of more than 5% of the Bank’s Common Stock since October 23, 1986, and more than 10% since November 16, 1988.

(3)	The Trustees of the ESOP, T. Dean Harton, a Director of the Bank and the Company, Sheryl G. Sharry, an officer of the Bank and Hugh C. Lane, Jr., an Executive Officer and Director of the Bank and the Company, disclaim beneficial ownership of the 224,129 shares owned by the ESOP which have been allocated to members of the plan each of whom under the terms of the plan has the right to direct the Trustees as to the manner in which voting rights are to be exercised.

Beneficial Ownership of Common Stock of the Company
The table below sets forth the number of shares of Common Stock (the only class of outstanding equity securities of the Company) known by the Company to be beneficially owned by each Nominee for election as Director and by the Executive Officers and Directors of the Company as a group as of February 23, 2007. Except as otherwise indicated in the footnotes to the table, the persons named possess sole voting and investment power with respect to the shares shown opposite their names. As of February 22, 2008, no Executive Officer, Director or Nominee beneficially owned more than 10% of the outstanding shares of the Company other than Hugh C. Lane, Jr. As of February 22, 2008, the Executive Officers, Directors and Nominees beneficially owned 1,004,277 shares, representing approximately 25.40% of the outstanding shares.
As of February 22, 2008, the beneficial ownership of Common Stock of the Company by all current Directors and each Nominee for Director was as set forth in the following table:

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class

Linda J. Bradley- McKee, PHD, CPA	151		.004%
3401 Waterway Blvd. Isle of Palms, SC 29451

C. Ronald Coward	47,955	(1)	1.21%
537 Planters Loop Mt. Pleasant, SC 29464

Graham M. Eubank, Jr.	550		.01%
791 Navigators Run Mt. Pleasant, SC 29464

T. Dean Harton	13,160	(1)	.33%
4620 Lazy Creek Lane Wadmalaw Island, SC 29487

Fleetwood S. Hassell	57,242	(1)	1.45%
30 New Street Charleston, SC 29401

Glen B. Haynes, DVM	2,876		.07%
101 Drayton Drive Summerville, SC 29483

William L. Hiott, Jr.	141,878	(1)	3.58%
1831 Capri Drive Charleston, SC 29407

Katherine M. Huger	8,051	(1)	.20%
1 Bishop Gadsden Way, C-17 Charleston, SC 294122

Richard W. Hutson, Jr.	1,525		.04%
124 Tradd Street Charleston, SC 29401

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class

Charles G. Lane	184,909	(1)	4.68%
10 Gillon Street Charleston, SC 29401

Hugh C. Lane, Jr.	501,688	(1)	12.68%
30 Church Street Charleston, SC 29401

Louise J. Maybank	44,907	(1)	1.14%
8 Meeting Street Charleston, SC 29401

Alan I. Nussbaum, M.D.	703		.02%
37 Rebellion Road Charleston, S. C. 29407

Edmund Rhett, Jr., M.D.	2,387	(1)	.06%
17 Country Club Drive Charleston, S.C. 29412

Malcolm M. Rhodes, MD	1,787		.05%
7 Guerard Road Charleston, SC 29407

Thomas C. Stevenson, III	21,209		.54%
173 Tradd Street Charleston, SC 29401

(1)	To the extent known to the Board of Directors, each of the following Directors and Nominees for election as Directors (each of whom directly owns and has sole voting and investment power of all shares beneficially owned by him or her except as set forth in this footnote) indirectly owns the following number of shares: C. Ronald Coward — an aggregate of 1,663 shares owned by a company of which he is chairman and director; T. Dean Harton — an aggregate of 3,224 shares owned by his wife and held by his wife as custodian for his son; Fleetwood S. Hassell — an aggregate of 10,520 shares owned by his wife, held by him as trustee for the revocable trust of his father, held by him as a co-trustee with Charles G. Lane for the children of Hugh C. Lane, Jr. and 23,110 shares owned by the ESOP, in which he has a vested interest; William L. Hiott, Jr. — an aggregate of 8,050 shares directly owned by his wife and 22,099 shares owned by the ESOP, in which he has a vested interest; Katherine M. Huger — 731 shares owned by her husband; Charles G. Lane — an aggregate of 79,706 shares owned by his wife, held by her as custodian for two of their children, held by him as a co-trustee with Hugh C. Lane, Jr. under two trusts for their sisters’ children, held by him as a co-trustee with Fleetwood S. Hassell for the children of Hugh C. Lane, Jr., held by him as co-trustee under the Irrevocable Trust of Hugh C. Lane and held by him as a trustee of Mills Bee Lane Memorial Foundation; Hugh C. Lane, Jr. — an aggregate of 198,416 shares owned by his wife, held by his wife as custodian for their son, held by him as a co-trustee with Charles G. Lane under two trusts for their sisters’ children, held by him as trustee under the Hugh C. Lane Trust for the benefit of three of the grandchildren of Hugh C. Lane, held by him as trustee for the Beverly Glover Lane Trust, held by him as a trustee for the Hugh C. Lane Irrevocable Trust, held by him as trustee for the Marital Trust for the benefit of Beverly Glover Lane, held by him as a trustee of Mills Bee Lane Memorial Foundation, and 34,803 shares owned by the ESOP in which he has a vested interest; Louise J. Maybank — 15,506 shares held by her as a co-trustee for a Family Charitable Trust; Edmund Rhett, Jr.MD — 756 shares owned by his wife; and Thomas C. Stevenson, III- an aggregate of 20,478 shares held by him as co-trustee under a Marital Trust, held by him as co-trustee of a QTip Trust. All such indirectly owned shares are included in the totals of the number of shares set forth in the above table and beneficially owned by the Directors and Nominees.

As a group, all Directors and Executive Officers (including Hugh C. Lane, Jr., President and Chief Executive Officer; Fleetwood S. Hassell, Executive Vice President; and William L. Hiott, Jr., Executive Vice President and Treasurer) are sixteen in number and beneficially own an aggregate of 1,004,277 shares, representing 25.40% of the issued and outstanding Common Stock of the Company. All of these shares beneficially owned by the Directors, Nominees and Executive Officers are currently owned.
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
Item 13. Exhibits
1.	The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-KSB and listed on pages as indicated.
2.	Exhibits
2.0	Plan of Reorganization (Filed with 1995 10-KSB)

3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)

3.1	By-laws of the Registrant (Filed with 1995 10-KSB)

4.0	2007 Proxy Statement (Incorporated herein)

10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)

10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)

10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)

10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)

13.0	2007 10-KSB (Incorporated herein)

14.0	Code of Ethics (Filed with 2004 10-KSB)

21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB) The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)

31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

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

The following table sets forth professional fees billed by Elliott Davis, LLC, during 2006and 2007 and by KPMG, LLP, during 2006 and 2007 to Bank of South Carolina Corporation for professional services rendered. The payments made in 2006 and 2007 include work completed for 2005, 2006 and 2007:

Elliott Davis, LLC	2007	2006
Audit Fees (1)	$54,800	$33,500
Tax Fees (2)	7,000	7,695
Other (3)	3,262	6,217
	$65,062	$47,412

KPMG, LLP	2007	2006
Audit Fees (1)	—	$10,000
Tax Fees (2)	—	—
Other (3)	—	—
	—	$10,000

(1)	Aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s Form 10-KSB and Quarterly Reports on Form 10-QSB.

(2)	Consists of tax compliance services.

(3)	Consists of professional services required in addition to audit and tax services.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2008	BANK OF SOUTH CAROLINA CORPORATION
	By:	/s/ William L. Hiott, Jr.
William L. Hiott, Jr.
Executive Vice President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 28, 2008	/s/ Linda J. Bradley-McKee Linda J. Bradley-McKee, PHD,CPA, Director

February 28, 2008	/s/ C. Ronald Coward C. Ronald Coward, Director

February 28, 2008	/s/ Graham M. Eubank, Jr. Graham M. Eubank, Jr., Director

February 28, 2008	/s/ T. Dean Harton T. Dean Harton, Director

February 28, 2008	/s/ Fleetwood S. Hassell Fleetwood S. Hassell, Executive Vice President & Director

February 28, 2008	/s/ Glen B. Haynes Glen B. Haynes, DVM, Director

February 28, 2008	/s/ William L. Hiott, Jr. William L. Hiott, Jr., Executive Vice President, Treasurer & Director

February 28, 2008	/s/ Katherine M. Huger Katherine M. Huger, Director

February 28, 2008	/s/ Richard W. Hutson, Jr. Richard W. Hutson, Jr., Director

February 28, 2008	/s/ Charles G. Lane Charles G. Lane, Director

February 28, 2008	/s/ Hugh C. Lane, Jr. Hugh C. Lane, Jr., President, Chief Executive Officer & Director

February 28, 2008	/s/ Louise J. Maybank Louise J. Maybank, Director

February 28, 2008	/s/ Alan I. Nussbaum, MD Alan I. Nussbaum, M.D., Director

February 28, 2008	/s/ Edmund Rhett, Jr., MD Edmund Rhett, Jr., M.D., Director

February 28, 2008	/s/ Malcolm M. Rhodes, MD Malcolm M. Rhodes, MD, Director

February 28, 2008	/s/ Thomas C. Stevenson Thomas C. Stevenson, III, Director