Form 10-Q
period 2008-03-31
BANK OF SOUTH CAROLINA CORP
filed 2008-05-13
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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
(843) 724-1500
(Issuer’s Telephone Number)
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☑   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐                     Non-accelerated filer ☐                     Smaller reporting company ☑
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No   ☑
As of March 31, 2008 there were 3,953,984 Common Shares outstanding.

BANK OF SOUTH CAROLINA CORPORATION
Report on Form 10-Q
for quarter ended
March 31, 2008

PART I — ITEM 1 — FINANCIAL STATEMENTS
BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2008	December 31, 2007
Assets:

Cash and due from banks	$9,034,225	$9,716,533
Interest bearing deposits in other banks	8,136	8,109
Federal funds sold	18,524,976	18,357,674
Investment securities available for sale	36,457,563	35,840,019
Mortgage loans to be sold	2,739,175	1,981,018
Loans	157,590,705	156,348,017
Allowance for loan losses	(1,354,489)	(1,335,099)

Net loans	156,236,216	155,012,918

Premises and equipment, net	2,547,795	2,619,608
Accrued interest receivable	1,025,224	1,383,598
Other assets	121,803	237,613

Total assets	$226,695,113	$225,157,090

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$52,953,019	$58,390,190
Interest bearing demand	50,122,265	45,977,954
Money market accounts	46,716,796	45,677,850
Certificates of deposit $100,000 and over	23,729,000	22,122,593
Other time deposits	15,571,776	15,448,046
Other savings deposits	9,217,007	9,729,825

Total deposits	198,309,863	197,346,458

Short-term borrowings	431,069	927,873
Accrued interest payable and other liabilities	1,640,380	1,190,189

Total liabilities	200,381,312	199,464,520

Common Stock — No par value;
12,000,000 shares authorized; issued 4,153,485 shares at March 31, 2008 and December 31, 2007; outstanding 3,953,984 shares at March 31, 2008 and December 31, 2007	—	—
Additional paid in capital	22,990,377	22,978,812
Retained earnings	4,115,108	3,976,706
Treasury stock — 199,501 shares at March 31, 2008 and December 31, 2007	(1,692,964)	(1,692,964)
Accumulated other comprehensive income, net of income taxes	901,280	430,016

Total shareholders’ equity	26,313,801	25,692,570

Total liabilities and shareholders’ equity	$226,695,113	$225,157,090

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
Interest and fee income
Interest and fees on loans	$2,817,030	$3,481,933
Interest and dividends on investment securities	395,415	477,671
Other interest income	132,912	327,502

Total interest and fee income	3,345,357	4,287,106

Interest expense
Interest on deposits	730,857	1,360,519
Interest on short-term borrowings	3,294	8,347

Total interest expense	734,151	1,368,866

Net interest income	2,611,206	2,918,240
Provision for loan losses	15,000	20,000

Net interest income after provision for loan losses	2,596,206	2,898,240

Other income
Service charges, fees and commissions	236,247	208,917
Mortgage banking income	137,602	187,429
Other non-interest income	6,055	6,581

Total other income	379,904	402,927

Other expense
Salaries and employee benefits	1,037,238	1,045,101
Net occupancy expense	340,365	307,171
Other operating expenses	400,002	359,189

Total other expense	1,777,605	1,711,461

Income before income tax expense	1,198,505	1,589,706
Income tax expense	427,465	553,240

Net income	$771,040	$1,036,466

Basic earnings per share	$0.20	$0.26

Diluted earnings per share	$0.19	$0.26

Weighted average shares outstanding
Basic	3,953,984	3,929,908

Diluted	3,967,001	3,971,410

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THREE MONTHS MARCH 31, 2007 AND 2008

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total
December 31, 2006	$—	$22,719,918	$2,592,719	$(1,692,964)	$20,758	$23,640,431

Comprehensive income:

Net income	—	—	1,036,466	—	—	1,036,466

Net unrealized gain on securities (net of tax effect of $18,620)	—	—	—	—	31,704	31,704

Comprehensive income	—	—	—	—	—	1,068,170

Stock-based compensation expense	—	11,072	—	—	—	11,072

Cash dividends ($0.14 per common share)	—	—	(550,187)	—	—	(550,187)

March 31, 2007	$—	$22,730,990	$3,078,998	$(1,692,964)	$(52,462)	$24,169,486

December 31, 2007	$—	$22,978,812	$3,976,706	$(1,692,964)	$430,016	$25,692,570

Comprehensive income:

Net income	—	—	771,040	—	—	771,040

Net unrealized gain on securities (net of tax effect of $276,773)	—	—	—	—	471,264	471,264

Total comprehensive income	—	—	—	—	—	1,242,304

Stock-based compensation expense	—	11,565	—	—	—	11,565

Cash dividends ($0.16 per common share)	—	—	(632,638)	—	—	(632,638)

March 31, 2008	$—	$22,990,377	$4,115,108	$(1,692,964)	$901,280	$26,313,801

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$771,040	$1,036,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,813	61,621
Provision for loan losses	15,000	20,000
Stock-based compensation expense	11,565	11,072
Net accretion of unearned discounts on investments	(9,507)	(24,200)
Origination of mortgage loans held for sale	(10,944,952)	(19,174,020)
Proceeds from sale of mortgage loans held for sale	10,186,795	20,501,535
Decrease in accrued interest receivable and other assets	197,411	49,632
Increase in accrued interest payable and other liabilities	450,191	400,883

Net cash provided by operating activities	749,356	2,882,989

Cash flows from investing activities:
Purchase of investment securities available for sale	—	(1,853,627)
Maturities and sales of investment securities available for sale	140,000	—
Net increase in loans	(1,238,298)	(7,548,691)
Purchase of premises and equipment	—	(2,274)

Net cash used by investing activities	(1,098,298)	(9,404,592)

Cash flows from financing activities:
Net increase in deposit accounts	963,405	7,333,517
Net decrease in short-term borrowings	(496,804)	(2,060,551)
Dividends paid	(632,638)	(943,178)

Net cash (used) provided by financing activities	(166,037)	4,329,788

Net decrease in cash and cash equivalents	(514,979)	(2,191,815)
Cash and cash equivalents, beginning of period	28,082,316	36,613,268

Cash and cash equivalents, end of period	$27,567,337	$34,421,453

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$605,298	$1,356,118

Income taxes	$10,994	$12,969

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$—	$(392,991)

Change in unrealized gain on available for sale securities	$471,264	$31,704

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008
NOTE 1: Basis of Presentation
The Bank of South Carolina (the “Bank”) began operations on February 26, 1987 as a state chartered bank and later became a subsidiary of Bank of South Carolina Corporation (the “Company”) a South Carolina corporation, in a reorganization effective on April 17, 1995. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited, except for the December 31, 2007 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results which may be expected for the entire year.
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
At March 31, 2008, 28,541 shares of common stock were reserved to be granted under the 1998 Incentive Stock Option Plan from the original 272,250 shares.
There were options for 4,500 shares granted under the 1998 Incentive Stock Option Plan during the three months ended March 31, 2008 and 5,000 shares granted during the three months ended March 31, 2007. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the 2008 grant: dividend yield of 3.94%; historical volatility of 32.01%; risk-free interest rate of 3.34%; and expected life of the options of 10 years. The following assumptions were used for the 5,000 shares granted in 2007: dividend yield of 2.75%; historical volatility of 25.68%; risk-free interest rate of 4.70%. For purposes of the calculation, compensation expense is recognized on a straight-line basis over the vesting period.
The following is a summary of the activity under the Incentive Stock Options Plan for the three months ending March 31, 2008 and March 31, 2007.

Three Months Ended March 31, 2008	Options	Weighted Average Exercise Price
Balance at January 1, 2008	136,763	$11.05
Granted	4,500	14.19
Exercised	—	—
Cancelled	(3,250)	16.62

Balance at March 31, 2008	138,013	$11.02

Options exercisable at March 31, 2008	3,382	$8.92

Three Months Ended March 31, 2007	Options	Weighted Average Exercise Price
Balance at January 1, 2007	160,094	$10.49
Granted	5,000	15.99
Exercised	—	—
Cancelled	(5,324)	8.92

Balance at March 31, 2007	159,770	$10.72

NOTE 4: Shareholders’ Equity
A regular quarterly cash dividend of $.16 per share was declared on March 20, 2008 for shareholders of record at March 31, 2008, payable April 30, 2008. Income per common share for the three months ended March 31, 2008 and for the three months ended March 31, 2007 was calculated as follows:

	FOR THE THREE MONTHS ENDED MARCH 31, 2008
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$771,040

Basic income available to common shareholders	$771,040	3,953,984	$.20

Effect of dilutive options		13,017

Diluted income available to common shareholders	$771,040	3,967,001	$.19

	FOR THE THREE MONTHS ENDED MARCH 31, 2007
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$1,036,466

Basic income available to common shareholders	$1,036,466	3,929,908	$.26

Effect of dilutive options		41,502

Diluted income available to common shareholders	$1,036,466	3,971,410	$.26

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
Total comprehensive income is $1,242,304 and $1,068,170, respectively for the three months ended March 31, 2008 and 2007.
NOTE 6: Fair Value Measurements
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1
Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Assts and liabilities measured at fair value on a recurring basis at March 31, 2008 are as follows:

		Significant
	Quoted Market	Other	Significant
	Price in active	Observable	Unobservable
	markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available for Sale Securities	$36,457,563	$—	$—

Mortgage loans held for sale	—	2,739,175	—

Total	$36,457,563	$2,739,175	$—
The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.
The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2008 was $111,334.
FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value
The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 7: Recently Issued Accounting Pronouncements
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.
In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION
Management’s discussion and analysis is included to provide the shareholders with an expanded narrative of the Company’s financial condition, results of operations, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the consolidated financial statements (unaudited) and notes included in this report. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.
Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this quarterly report contain certain “forward-looking statements” concerning the future operations of the Bank of South Carolina Corporation. Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. We have used “forward-looking statements” to describe future plans and strategies including our expectations of the Company’s future financial results. The following are cautionary statements. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. A variety of factors may affect the operations, performance, business strategy and results of the Company including, but not limited to the following:
•	Risk from changes in economic, monetary policy, and industry conditions;

•	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources;

•	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation;

•	Risk inherent in making loans including repayment risks and changes in the value of collateral;

•	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans;

•	Level, composition, and re-pricing characteristics of the securities portfolio;

•	Deposit growth, change in the mix or type of deposit products and cost of deposits;

•	Competition in the banking industry and demand for our products and services;

•	Continued availability of senior management;

•	Technological changes;

•	Ability to control expenses;

•	Changes in compensation;

•	Risks associated with income taxes including potential for adverse adjustments;

•	Changes in accounting policies and practices;

•	Changes in regulatory actions, including the potential for adverse adjustments;

•	Recently enacted or proposed legislation
Such forward looking statements speak only as of the date on which such statements are made and shall be deemed to be updated by any future filings made by the Company with the SEC. The Company will undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward looking statements.
Overview
Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $226.7 million in assets as of March 31, 2008 and net income of $771,040 for the three months ended March 31, 2008. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester and Berkeley, counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail.
The following is a discussion of the Company’s financial condition as of March 31, 2008 as compared to December 31, 2007 and the results of operations for the three months ended March 31, 2008 as compared to March 31, 2007. The discussion and analysis identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.
The Company derives most of its income from interest on loans and investments (interest bearing assets). The primary source of funding for making these loans and investments is the Company’s deposits (interest bearing liabilities). One of the key measures of the Company’s success is the net interest spread which depends upon the volume and rates associated with interest earning assets and interest bearing liabilities.
There are risks inherent in all loans; therefore, the Company maintains an allowance for loan loss to absorb probable losses on existing loans that may become uncollectible. For a detailed discussion on the allowance for loan losses see “provision for loan losses”.
The Company’s results of operations depend not only on the level of its net interest income from loans and investments, but also on its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. Beginning in the fourth quarter of 2005, management began reinvesting its investment portfolio to take advantage of higher yields and reduce asset sensitivity. As a result our net interest margin for the three months ended March 31, 2008 was 4.33% compared to 4.08% for the three months ended March 31, 2007. Non-interest income includes fees and other expenses charged to customers. A more detail discussion of interest income, non-interest income and operating expenses follows.

CRITICAL ACCOUNTING POLICIES
The Company’s significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2007. Of the significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most subjective accounting policy due to the significant degree of management judgment. The Company has developed what it believes to be appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which were not known by management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Provision for Loan Losses.”
BALANCE SHEET
LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets. At March 31, 2008 outstanding loans (less deferred loan fees of $51,429) totaled $157,590,705 which equaled 79.47% of total deposits and 69.52% of total assets. The major components of the loan portfolio were commercial loans and commercial real estate loans totaling 29.82% and 49.97%, respectively of total loans. Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina. The breakdown of total loans by type and the respective percentage of total loans are as follows:

	March 31,		December 31,
	2008	2007	2007
Commercial loans	$47,010,633	$54,343,750	$49,168,128
Commercial real estate	78,766,092	79,891,351	76,289,935
Residential mortgage	11,254,199	15,708,890	12,195,078
Consumer loans	5,145,505	4,267,284	5,218,165
Personal banklines	13,358,235	11,664,885	12,805,795
Other	2,107,470	344,885	719,832

Total	157,642,134	166,221,045	156,396,933
Deferred loan fees (net)	(51,429)	(76,300)	(48,916)
Allowance for loan losses	(1,354,489)	(1,314,488)	(1,335,099)

Loans, net	$156,236,216	$164,830,257	$155,012,918

Percentage of Loans	March 31,		December 31,
	2008	2007	2007
Commercial loans	29.82%	32.69%	31.44%
Commercial real estate	49.97%	48.06%	48.78%
Residential mortgage	7.14%	9.45%	7.80%
Consumer loans	3.26%	2.57%	3.33%
Personal banklines	8.47%	7.02%	8.19%
Other	1.34%	0.21%	0.46%

Total	100.00%	100.00%	100.00%

Total loans, not including deferred loan fees, decreased $8,578,911 or 5.16% to $157,642,134 at March 31, 2008 from $166,221,045 at March 31, 2007 and increased $1,245,201 or .80% from $156,396,933 at December 31, 2007. The decrease in loans between March 2007 and March 2008 is primarily due to a decrease in commercial loans of $7,333,117 or 13.49% and a decrease in residential mortgages of $4,454,691 or 28.36%. The increase in loans for the three months ended March 31, 2008 when compared to December 31, 2007 is primarily due to an increase in commercial real estate loans of $2,476,157 or 3.25%.
INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. All securities were classified as Available for Sale for the three months ended March 31, 2008 and March 31, 2007. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on investments at March 31, 2008 was 4.52% compared to 4.64% at March 31, 2007. The carrying values of the investments available for sale at March 31, 2008 and 2007 and percentage of each category to total investments are as follows:
INVESTMENT PORTFOLIO

	2008	2007

US Treasury Bonds	$—	$5,972,015
US Treasury Notes	2,951,856	5,877,239
Federal Agency Securities	4,000,155	3,000,000
Government-Sponsored Enterprises	17,888,126	20,814,922
Municipal Securities	10,186,823	7,078,557

	$35,026,960	$42,742,733

US Treasury Bonds	0.00%	13.97%
US Treasury Notes	8.43%	13.75%
Federal Agency Securities	11.42%	7.02%
Government-Sponsored Enterprises	51.07%	48.70%
Municipal Securities	29.08%	16.56%

	100.00%	100.00%
DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 67.11% of average earning assets for the three months ended March 31, 2008, and 69.69% for the three months ended March 31, 2007. The Bank encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable, and accordingly, the Company has not had to rely on other sources. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	March 31,		December 31,
	2008	2007	2007
Non-interest bearing demand	$52,953,019	$54,958,528	$58,390,190
Interest bearing demand	$50,122,265	$49,403,120	$45,977,954
Money market accounts	$46,716,796	$59,550,422	$45,677,850
Certificates of deposit $100,000 and over	$23,729,000	$32,904,886	$22,122,593
Other time deposits	$15,571,776	$14,780,737	$15,448,046
Other savings deposits	$9,217,007	$11,052,725	$9,729,825

Total Deposits	$198,309,863	$222,650,418	$197,346,458

Percentage of Deposits	March 31,		December 31,
	2008	2007	2007
Non-interest bearing demand	26.70%	24.68%	29.59%
Interest bearing demand	25.27%	22.19%	23.30%
Money Market accounts	23.56%	26.75%	23.15%
Certificates of deposit $100,000 and over	11.97%	14.78%	11.21%
Other time deposits	7.85%	6.64%	7.83%
Other savings deposits	4.65%	4.96%	4.93%

Total Deposits	100.00%	100.00%	100.00%
Total deposits decreased $24,340,555 or 10.93% to $198,309,863 at March 31, 2008 from $222,650,418 at March 31, 2007 and increased $963,405 or .49% from $197,346,458 at December 31, 2007. Total certificates of deposit $100,000 and over and Money Market accounts decreased 27.89% and 21.55%, respectively, from March 31, 2007 to March 31, 2008. For the three months ended March 31, 2008 when compared to December 31, 2007, non-interest bearing demand deposits decreased 9.31%, offset by an increase of 9.01% in interest bearing demand deposits and 7.26% in certificates of deposit $100,000 and over.
SHORT-TERM BORROWINGS
The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $2,800,000 under the arrangement at an interest rate set by the Federal Reserve. The note is secured by Government Sponsored Enterprise Securities with a market value of $3,646,180 at March 31, 2008. The amount outstanding under the note totaled $431,069 and $652,132 at March 31, 2008 and 2007, respectively.

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007
Net income decreased $265,426 or 25.61% to $771,040, or basic and diluted earnings per share of $.20 and $.19, respectively, for the three months ended March 31, 2008, from $1,036,466, or basic and diluted earnings per share of $.26 for the three months ended March 31, 2007.
Net Interest Income
Net interest income, the major component of our net income, decreased $307,034 or 10.52% to $2,611,206 for the three months ended March 31, 2008, from $2,918,240 for the three months ended March 31, 2007. Total interest and fee income decreased $941,749 or 21.97% for the three months ended March 31, 2008, to $3,345,357 from $4,287,106 for the three months ended March 31, 2007. This decrease is due to a decrease in interest and fees on loans and a decrease in interest on federal funds sold. The decrease is the result of recent decreases in the Federal Reserve short-term rates and the resulting decrease in the yields generated on earning assets (from variable rate loan repricing and new loans at lower rates). Total interest and fees on loans decreased $664,903 or 19.10% to $2,817,030 for the three months ended March 31, 2008, compared to $3,481,933 for the three months ended March 31, 2007. Interest and dividends on federal funds sold decreased $194,590 or 59.42% to $132,912 for the three months ended March 31, 2008 from $327,502 for the three months ended March 31, 2007. Interest and dividends on investment securities decreased $82,256 or 17.22% to $395,415 for the three months ended March 31, 2008 from $477,671 for the three months ended March 31, 2007.
Average interest earning assets decreased from $231.5 million for the three months ended March 31, 2007, to $209.4 million for the three months ended March 31, 2008. The yield on interest earning assets decreased 108 basis points between periods to 6.43% for the three months ended March 31, 2008, compared to 7.51% for the same period in 2007. This decrease is primarily due to a decrease in the yield on average loans of 127 basis points and a decrease of 215 basis points on federal funds sold.
Total interest expense decreased $634,715 or 46.37% to $734,151 for the three months ended March 31, 2008, from $1,368,866 for the three months ended March 31, 2007. The decrease in interest expense is primarily due to a decrease in average cost of deposits. Interest on deposits for the three months ended March 31, 2008, was $730,857 compared to $1,360,519 for the three months ended March 31, 2007, a decrease of $629,662 or 46.28%. Total interest bearing deposits averaged approximately $140.5 million for the three months ended March 31, 2008, as compared to $161.3 million for the three months ended March 31, 2007. The average cost of interest bearing deposits was 2.09% and 3.42% for the three months ended March 31, 2008 and 2007, respectively, a decrease of 133 basis points.

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
Occasional extensions of credit occur beyond the policy thresholds of the Company’s normal collateral advance margins for real estate lending. The aggregate of these loans represents 9.90% of the Company’s total loans and 62.30% of capital. These loans are monitored and the balances reported to the Board every quarter. An excessive level of this practice could result in additional examiner scrutiny, competitive disadvantages and potential losses if forced to convert the collateral. The consideration of overmargined real estate loans directly relates to the capacity of the borrower. Management often requests additional collateral to bring the loan to value ratio within the policy guidelines and also require a strong secondary source of repayment in addition to the primary source of repayment.
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

As of March 31, 2008, there were only four Standard Industrial Code groups that comprised more than three percent of the Bank’s total outstanding loans. Real Estate Agents and Managers is one Standard Industrial Code group which experienced a large growth in outstanding loans primarily as a result of the slowdown in the real estate market.
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
Based on the evaluation described above, the Company recorded a provision for loan loss during the three months ended March 31, 2008 of $15,000, compared to a provision of $20,000 for the three months ended March 31, 2007. At March 31, 2008 the five year average loss ratios were: .015% Commercial, .014% Consumer, .022% 1-4 Residential, .000% Real Estate Construction and .004% Real Estate Mortgage. The historical loss ratio used at March 31, 2008 was .055% compared to .071% at March 31, 2007.
During the quarter ended March 31, 2008, there were no charge-offs recorded. Recoveries of $4,390 were recorded to the allowance for loan losses during the quarter ended March 31, 2008, resulting in an allowance for loan losses of $1,354,489 or .86% of total loans at March 31, 2008, compared to $1,335,099 or .85% of total loans at December 31, 2007 and $1,314,488 or .80% or total loans at March 31, 2007.
The Bank had impaired loans totaling $111,334 as of March 31, 2008, compared to $8,719 as of March 31, 2007. The impaired loans at March 31, 2008 include two non-accrual loans with a combined balance of $15,301 and three loans classified by the examiners/auditors as impaired with a combined balance of $96,033. Impaired loans at March 31, 2007 included only the non-accrual loans with a combined balance of $8,719 respectively. The difference in the calculation of impaired loans is the result of the new methodology implemented in the third quarter of 2007. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.
The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of nine months, they are reviewed individually by management to determine if they should be returned to accrual status. There were two loans over 90 days past due still accruing interest as of March 31, 2008 and one loan over 90 days past due still accruing interest as of March 31, 2007.

Net recoveries were $4,390 for the three months ended March 31, 2008 as compared to net charge-offs of $506 for the three months ended March 31, 2007. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.
The Company had $98,918 unallocated reserves at March 31, 2008 related to other inherent risk in the portfolio compared to unallocated reserves of $190,480 at March 31, 2007. Management believes the allowance for loan losses at March 31, 2008, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.
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
The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. During the three months ended March 31, 2008, the allowance for unfunded loans and commitments was reduced by $1,478, leaving a balance of $20,825.
Other Income
Other income for the three months ended March 31, 2008, decreased $23,023 or 5.71% to $379,904 from $402,927 for the three months ended March 31, 2007. This decrease is primarily due to a decrease in mortgage banking income of $49,827 or 26.59% to $137,602 for the three months ended March 31, 2008 as compared to $187,429 for the three months ended March 31, 2007. Mortgage origination fees and service release premiums decreased 55.43% and 47.39%, respectively. This decrease is primarily due to the slow down in the real estate market. This decrease was offset by an increase in service charges, fees and commissions of $27,330 or 13.08%. Activity service charges on business accounts as well as overdraft charges increased 42.25% and 15.94%, respectively.
Other Expense
Bank overhead increased $66,144 or 3.87% to $1,777,605 for the three months ended March 31, 2008, from $1,711,461 for the three months ended March 31, 2007. Net occupancy expense increased $33,194 or 10.81% to $340,365 from $307,171 for the three months ended March 31, 2008 and 2007, respectively. This increase was primarily due to an increase in rent on the Summerville building and depreciation on furniture fixtures and equipment of 3.29% and 25.94%, respectively. Other operating expenses increased $40,813 or 11.36% to $400,002 for the three months ended March 31, 2008, from $359,189 for the three months ended March 31, 2007. Total professional and directors fees increased $46,996 or 71.53% to $112,698 for the three months ended March 31, 2008, from $65,702 for the three months ended March 31, 2007.

Income Tax Expense
For the three months ended March 31, 2008, the Company’s effective tax rate was 35.67% compared to 34.80% during the three months ended March 31, 2007.
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
The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below. The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet. At March 31, 2008 the balance of the reserve was $20,825. At March 31, 2008 and 2007, the Company had no interests in non-consolidated special purpose entities.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $56,128,088 and $41,048,913 at March 31, 2008 and 2007 respectively.
Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 2008 and 2007 was $1,347,338 and $421,602 respectively.
The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at March 31, 2008. The Company has forward sales commitments, totaling $2.7 million at March 31, 2008, to sell loans held for sale of $2.7 million. The fair value of these commitments was not significant at March 31, 2008. The Company has no embedded derivative instruments requiring separate accounting treatment.

Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company’s primary liquid assets accounted for 29.45% and 32.04% of total assets at March 31, 2008 and 2007, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At March 31, 2008, the Bank had unused short-term lines of credit totaling approximately $18,500,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale.
The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At March 31, 2008 and 2007, the Bank’s liquidity ratio was 25.08% and 26.86%, respectively.
Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders’ equity at March 31, 2008, of $26,313,801. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at March 31, 2008, for the Bank is 13.89% and at March 31, 2007 was 12.33%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of March 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At March 31, 2008 and 2007, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.
ITEM 4
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending March 31, 2008, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.
The Company established a Disclosure Committee on December 20, 2002. The committee is made up of the President and Chief Executive Officer, Executive Vice President and Treasurer, Executive Vice President, Senior Vice President (Operations), Vice President (Audit Compliance Officer), Vice President (Accounting) and Assistant Vice President (Credit Department). This Committee meets quarterly to review the 10Q and the 10K, to assure that the financial statements, Securities and Exchange Commission filings and all public releases are free of any material misstatements and correctly reflect the financial position, results of operations and cash flows of the Company. This Committee also assures that the Company is in compliance with the Sarbanes-Oxley Act.
The Disclosure Committee establishes a calendar each year to assure that all filings are reviewed and filed in a proper manner. The calendar includes the dates of the Disclosure Committee meetings, the dates that the 10Q and the 10K are sent to our independent accountants and to our independent counsel for review as well as the date for the Audit Committee of the Board of Directors to review the reports.

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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.

		Page
(1)	Consolidated Balance Sheets	3
(2)	Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	4
(3)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income	5
(4)	Consolidated Statements of Cash Flows	6
(5)	Notes to Consolidated Financial Statements	7-11
2.	Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
4.0	2008 Proxy Statement (Filed with 2008 10-KSB)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

May 12, 2008

	BY:	/s/ Hugh C. Lane, Jr. Hugh C. Lane, Jr. President and Chief Executive Officer

	BY:	/s/ William L. Hiott, Jr. William L. Hiott, Jr. Executive Vice President & Treasurer