Form 10KSB/A
period 2007-12-31
BANK OF SOUTH CAROLINA CORP
filed 2008-06-16
CIK 1007273

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
AMENDMENT NO. 1 TO FORM 10KSB
☒            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Transitional Small Business Disclosure Format (check one): Yes ☐       No ☒

EXPLANATORY NOTE
This Form 10-KSB/A is being filed to include all required disclosures under Item 4 Section 302 of the Sarbanes Oxley Act (Certifications). One discloser was inadvertently omitted from the original Form 10-KSB. No other changes have been made to the original Form 10-KSB.