Form 10-Q/A
period 2008-03-31
BANK OF SOUTH CAROLINA CORP
filed 2008-06-16
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
AMENDMENT NO. 1 TO FORM 10Q
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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
As of March 31, 2008 there were 3,953,984 Common Shares outstanding.

EXPLANATORY NOTE
This Form 10-Q/A is being filed to include all required disclosures under Item 4 Section 302 of the Sarbanes Oxley Act (Certifications). One disclosure was inadvertently omitted from the original Form 10-Q. No other changes have been made to the original Form 10-Q.