Form 10-Q
period 2008-06-30
BANK OF SOUTH CAROLINA CORP
filed 2008-08-11
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
(843) 724-1500
(Issuer’s Telephone Number)
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of June 30, 2008 there were 3,973,554 Common Shares outstanding.

BANK OF SOUTH CAROLINA CORPORATION
Report on Form 10-Q
for quarter ended
June 30, 2008

PART I — ITEM 1 — FINANCIAL STATEMENTS
PART I — ITEM 1 — FINANCIAL STATEMENTS
PART I — ITEM 1 — FINANCIAL STATEMENTS
BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2008	December 31, 2007
Assets:
Cash and due from banks	$10,068,267	$9,716,533
Interest bearing deposits in other banks	2,008,162	8,109
Federal funds sold	14,110,126	18,357,674
Investment securities available for sale	40,175,562	35,840,019
Mortgage loans to be sold	2,630,618	1,981,018
Loans	163,210,779	156,348,017
Allowance for loan losses	(1,350,865)	(1,335,099)

Net loans	161,859,914	155,012,918

Premises and equipment, net	2,488,379	2,619,608
Accrued interest receivable	1,075,362	1,383,598
Other assets	388,125	237,613

Total assets	$234,804,515	$225,157,090

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$55,886,262	$58,390,190
Interest bearing demand	44,992,049	45,977,954
Money market accounts	50,501,710	45,677,850
Certificates of deposit $100,000 and over	31,058,387	22,122,593
Other time deposits	15,272,889	15,448,046
Other savings deposits	8,473,843	9,729,825

Total deposits	206,185,140	197,346,458

Short-term borrowings	1,303,872	927,873
Accrued interest payable and other liabilities	1,257,890	1,190,189

Total liabilities	208,746,902	199,464,520

Common Stock — No par value; 12,000,000 shares authorized; issued 4,173,055 shares at June 30, 2008 and 4,153,485 shares at December 31, 2007. Shares outstanding 3,973,554 at June 30, 2008 and 3,953,984 shares at December 31, 2007	—	—
Additional paid in capital	23,177,419	22,978,812
Retained earnings	4,151,662	3,976,706
Treasury stock - 199,501 shares at June 30, 2008 and December 31, 2007	(1,692,964)	(1,692,964)
Accumulated other comprehensive income, net of income taxes	421,496	430,016

Total shareholders’ equity	26,057,613	25,692,570

Total liabilities and shareholders’ equity	$234,804,515	$225,157,090

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2008	2007
Interest and fee income
Interest and fees on loans	$2,460,338	$3,580,597
Interest and dividends on investment securities	394,294	494,953
Other interest income	102,989	154,970

Total interest and fee income	2,957,621	4,230,520

Interest expense
Interest on deposits	444,647	1,299,290
Interest on short-term borrowings	3,405	10,769

Total interest expense	448,052	1,310,059

Net interest income	2,509,569	2,920,461
Provision for loan losses	15,000	20,000

Net interest income after provision for loan losses	2,494,569	2,900,461

Other income
Service charges, fees and commissions	242,610	219,396
Mortgage banking income	142,718	127,975
Other non-interest income	6,153	7,213

Total other income	391,481	354,584

Other expense
Salaries and employee benefits	1,048,745	1,041,443
Net occupancy expense	346,477	337,007
Other operating expenses	450,066	402,620

Total other expense	1,845,288	1,781,070

Income before income tax expense	1,040,762	1,473,975
Income tax expense	368,439	513,664

Net income	$672,323	$960,311

Basic earnings per share	$0.17	$0.24

Diluted earnings per share	$0.17	$0.24

Weighted average shares outstanding
Basic	3,959,078	3,939,685

Diluted	3,964,403	3,965,466

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
Interest and fee income
Interest and fees on loans	$5,277,368	$7,062,529
Interest and dividends on investment securities	789,709	972,624
Other interest income	235,901	482,472

Total interest and fee income	6,302,978	8,517,625

Interest expense
Interest on deposits	1,175,504	2,659,809
Interest on short-term borrowings	6,700	19,117

Total interest expense	1,182,204	2,678,926

Net interest income	5,120,774	5,838,699
Provision for loan losses	30,000	40,000

Net interest income after provision for loan losses	5,090,774	5,798,699

Other income
Service charges, fees and commissions	478,857	428,313
Mortgage banking income	280,320	315,405
Other non-interest income	12,208	13,795

Total other income	771,385	757,513

Other expense
Salaries and employee benefits	2,085,983	2,086,544
Net occupancy expense	686,842	644,178
Other operating expenses	850,067	761,809

Total other expense	3,622,892	3,492,531

Income before income tax expense	2,239,267	3,063,681
Income tax expense	795,904	1,066,904

Net income	$1,443,363	$1,996,777

Basic earnings per share	$0.36	$0.51

Diluted earnings per share	$0.36	$0.50

Weighted average shares outstanding
Basic	3,956,531	3,934,824

Diluted	3,964,295	3,964,405

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR SIX MONTHS JUNE 30, 2007 AND 2008

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total
December 31, 2006	$—	$22,719,918	$2,592,719	$(1,692,964)	$20,758	$23,640,431

Comprehensive income:

Net income	—	—	1,996,777	—	—	1,996,777

Net unrealized loss on securities (net of tax benefit of $171,251)	—	—	—	—	(291,589)	(291,589)

Comprehensive income	—	—	—	—	—	1,705,188

Exercise of stock options	—	168,856	—	—	—	168,856

Stock-based compensation expense	—	22,191	—	—	—	22,191

Cash dividends ($0.30 per common share)	—	—	(1,182,001)	—	—	(1,182,001)

June 30, 2007	$—	$22,910,965	$3,407,495	$(1,692,964)	$(270,831)	$24,354,665

December 31, 2007	$—	$22,978,812	$3,976,706	$(1,692,964)	$430,016	$25,692,570

Comprehensive income:

Net income	—	—	1,443,363	—	—	1,443,363

Net unrealized gain on securities (net of tax effect of $5,005)	—	—	—	—	(8,520)	(8,520)

Total comprehensive income	—	—	—	—	—	1,434,843

Exercise of stock options	—	175,099	—	—	—	175,099

Stock-based compensation expense	—	23,508	—	—	—	23,508

Cash dividends ($0.32 per common share)	—	—	(1,268,407)	—	—	(1,268,407)

June 30, 2008	$—	$23,177,419	$4,151,662	$(1,692,964)	$421,496	$26,057,613

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,443,363	$1,996,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	139,379	123,331
Provision for loan losses	30,000	40,000
Stock-based compensation expense	23,508	22,191
Net accretion of unearned discounts on investments	(18,187)	(46,444)
Origination of mortgage loans held for sale	(22,817,212)	(33,210,068)
Proceeds from sale of mortgage loans held for sale	22,167,612	33,945,476
Decrease (increase) in accrued interest receivable and other assets	162,729	(115,874)
Increase (decrease) in accrued interest payable and other liabilities	64,570	(126,414)

Net cash provided by operating activities	1,195,762	2,628,975

Cash flows from investing activities:
Purchase of investment securities available for sale	(5,785,881)	(1,853,627)
Maturities and sales of investment securities available for sale	1,455,000	315,000
Net increase in loans	(6,876,996)	(3,292,512)
Purchase of premises and equipment	(8,150)	(22,110)

Net cash used by investing activities	(11,216,027)	(4,853,249)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	8,838,682	(5,456,411)
Net increase (decrease) in short-term borrowings	375,999	(1,841,182)
Dividends paid	(1,265,276)	(1,493,365)
Stock options exercised	175,099	168,856

Net cash provided (used) by financing activities	8,124,504	(8,622,102)

Net decrease in cash and cash equivalents	(1,895,761)	(10,846,376)
Cash and cash equivalents, beginning of period	28,082,316	36,613,268

Cash and cash equivalents, end of period	$26,186,555	$25,766,892

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$1,234,075	$2,682,855

Income taxes	$739,747	$1,014,825

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$3,131	$(311,364)

Change in unrealized loss on available for sale securities	$(8,520)	$(291,589)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008
NOTE 1: Basis of Presentation
The Bank of South Carolina (the “Bank”) began operations on February 26, 1987 as a state chartered bank and later became a subsidiary of Bank of South Carolina Corporation (the “Company”) a South Carolina corporation, in a reorganization effective on April 17, 1995. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited, except for the December 31, 2007 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results which may be expected for the entire year.
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
NOTE 3: Stock Based Compensation
The Company has an Incentive Stock Option Plan which was approved in 1998. Under the 1998 Incentive Stock Option Plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of the grant. There were options for 4,500 shares granted under the 1998 Incentive Stock Option Plan during the six months ended June 30, 2008 and 10,000 shares granted during the six months ended June 30, 2007. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the 2008 grant: dividend yield of 3.94%; historical volatility of 32.01%; risk-free interest rate of 3.34%; and expected life of the options of 10 years. The following assumptions were used for the 10,000 shares granted in 2007: dividend yield of 2.75%; historical volatility of 25.68%; risk-free interest rate of 4.70% for 5,000 shares granted in January and 5.16% for 5,000 shares granted in June. For purposes of the calculation, compensation expense is recognized on a straight-line basis over the vesting period.
At June 30, 2008, 28,541 shares of common stock were reserved to be granted under the 1998 Incentive Stock Option Plan from the original 272,250 shares.

The following is a summary of the activity under the Incentive Stock Options Plan for the three and six months ending June 30, 2008.

Three Months Ended June 30, 2008	Options	Weighted Average Exercise Price
Balance at April 1, 2008	138,013	$11.02
Granted	—	—
Exercised	(18,433)	8.92
Exercised	(1,137)	9.39
Cancelled	—	—

Balance at June 30, 2008	118,443	$11.36

Six Months Ended June 30, 2008	Options	Weighted Average Exercise Price
Balance at January 1, 2008	136,763	$11.05
Granted	4,500	14.19
Exercised	(18,433)	8.92
Exercised	(1,137)	9.39
Cancelled	(3,250)	16.62

Balance at June 30, 2008	118,443	$11.36

Options exercisable at June 30, 2008	11,971	$8.92
	2,037	$9.39
The following is a summary of the activity under the Incentive Stock Option Plan for the three and six months ending June 30, 2007.

Three Months Ended June 30, 2007	Options	Weighted Average Exercise Price
Balance at April 1, 2007	159,770	$10.72
Granted	5,000	15.51
Exercised	(18,930)	8.92
Cancelled	—	—

Balance at June 30, 2007	145,840	$11.12

Six Months Ended June 30, 2007	Options	Weighted Average Exercise Price
Balance at January 1, 2007	160,094	$10.49
Granted	5,000	15.99
Granted	5,000	15.51
Exercised	(18,930)	8.92
Cancelled	(5,324)	8.92

Balance at June 30, 2007	145,840	$11.12

Options exercisable at June 30, 2007	8,709	$8.92

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
NOTE 4: Shareholders’ Equity
A regular quarterly cash dividend of $.16 per share was declared on June 19, 2008 for shareholders of record at July 1, 2008, payable July 31, 2008. Income per common share for the three and six months ended June 30, 2008 and for the three and six months ended June 30, 2007 were calculated as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2008
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$672,323

Basic income available to common shareholders	$672,323	3,959,078	$.17

Effect of dilutive options		5,325

Diluted income available to common shareholders	$672,323	3,964,403	$.17

	FOR THE SIX MONTHS ENDED JUNE 30, 2008
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$1,443,363

Basic income available to common shareholders	$1,443,363	3,956,531	$.36

Effect of dilutive options		7,764

Diluted income available to common shareholders	$1,443,363	3,964,295	$.36

	FOR THE THREE MONTHS ENDED JUNE 30, 2007
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$960,311

Basic income available to common shareholders	$960,311	3,939,685	$.24

Effect of dilutive options		25,781

Diluted income available to common shareholders	$960,311	3,965,466	$.24

	FOR THE SIX MONTHS ENDED JUNE 30, 2007
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$1,996,777

Basic income available to common shareholders	$1,996,777	3,934,824	$.51

Effect of dilutive options		29,581

Diluted income available to common shareholders	$1,996,777	3,964,405	$.50

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
Total comprehensive income is $192,539 and $637,018, respectively for the three months ended June 30, 2008 and 2007, and $1,434,843 and $1,705,188 respectively for the six months ended June 30, 2008 and 2007.
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

Level 1
Quoted prices in active markets for identical assets and liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury Securities.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2008 are as follows:

	Quoted Market	Significant Other	Significant
	Price in active	Observable	Unobservable
	markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available for Sale Securities	$2,956,030	$37,219,532	$—
Mortgage loans held for sale	—	2,630,618	—

Total	$2,956,030	$39,850,150	$—
The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.
The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 was $157,748.
FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value.
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
In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.
The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP No. APB 14-1”). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.
In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this quarterly report contain certain “forward-looking statements” concerning the future operations of the Bank of South Carolina Corporation. Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. We have used “forward-looking statements” to describe future plans and strategies including our expectations of the Company’s future financial results. The following are cautionary statements. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. A variety of factors may affect the operations, performance, business strategy and results of the Company including, but not limited to the following:
•	Risk from changes in economic, monetary policy, and industry conditions;

•	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources;

•	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation;

•	Risk inherent in making loans including repayment risks and changes in the value of collateral;

•	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans;

•	Level, composition, and re-pricing characteristics of the securities portfolio;

•	Deposit growth, change in the mix or type of deposit products and cost of deposits;

•	Competition in the banking industry and demand for our products and services;

•	Continued availability of senior management;

•	Technological changes;

•	Ability to control expenses;

•	Changes in compensation;

•	Risks associated with income taxes including potential for adverse adjustments;

•	Changes in accounting policies and practices;

•	Changes in regulatory actions, including the potential for adverse adjustments;

•	Recently enacted or proposed legislation

•	Current disarray in the financial service industry
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

Overview
Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $234.8 million in assets as of June 30, 2008 and net income of $672,323 and $1,443,363, respectively, for the three and six months ended June 30, 2008. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester and Berkeley, counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, attention to detail, and long standing relationships.
The following is a discussion of the Company’s financial condition as of June 30, 2008 as compared to December 31, 2007 and the results of operations for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007. The discussion and analysis identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.
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
The Company’s results of operations depend not only on the level of its net interest income from loans and investments, but also on its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. The Company’s net interest margin for the three and six months ended June 30, 2008 was 4.23% and 4.28%, respectively, compared to 4.20% and 4.14%, respectively, for the three and six months ended June 30, 2007. Non-interest income includes fees and other expenses charged to customers. A more detail discussion of interest income, non-interest income and operating expenses follows.
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

BALANCE SHEET
LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets. At June 30, 2008 outstanding loans (less deferred loan fees of $57,679) totaled $163,210,779 which equaled 79.16% of total deposits and 69.51% of total assets. The major components of the loan portfolio were commercial loans and commercial real estate loans totaling 27.56% and 51.66%, respectively of total loans. Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina. The breakdown of total loans by type and the respective percentage of total loans are as follows:

	June 30,		December 31,
	2008	2007	2007
Commercial loans	$44,996,507	$50,824,805	$49,168,128
Commercial real estate	84,339,845	77,045,363	76,289,935
Residential mortgage	11,373,314	15,741,512	12,195,078
Consumer loans	5,167,297	5,365,370	5,218,165
Personal banklines	15,972,213	12,664,540	12,805,795
Other	1,419,282	302,841	719,832

Total	163,268,458	161,944,431	156,396,933
Deferred loan fees (net)	(57,679)	(55,898)	(48,916)
Allowance for loan losses	(1,350,865)	(1,334,455)	(1,335,099)

Loans, net	$161,859,914	$160,554,078	$155,012,918

	June 30,		December 31,
	2008	2007	2007
Percentage of Loans
Commercial loans	27.56%	31.38%	31.44%
Commercial real estate	51.66%	47.58%	48.78%
Residential mortgage	6.97%	9.72%	7.80%
Consumer loans	3.16%	3.31%	3.33%
Personal banklines	9.78%	7.82%	8.19%
Other	.87%	0.19%	0.46%

Total	100.00%	100.00%	100.00%
Total loans, not including deferred loan fees, increased $1,324,027 or .82% to $163,268,458 at June 30, 2008 from $161,944,431 at June 30, 2007 and increased $6,871,525 or 4.39% from $156,396,933 at December 31, 2007. The increase in loans between June 2007 and June 2008 is primarily due to an increase in commercial real estate loans of $7,294,482 or 9.47% and an increase in personal banklines of $3,307,673 or 26.12%. This increase was offset with a decrease in residential mortgage of $4,368,198 or 27.75%. The increase in loans for the six months ended June 30, 2008 when compared to December 31, 2007 is primarily due to an increase in commercial real estate loans of $8,049,910 or 10.55% and an increase in personal banklines of $3,166,418 or 24.73%.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. All securities were classified as Available for Sale for the six months ended June 30, 2008 and June 30, 2007. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on investments at June 30, 2008 was 4.40% compared to 4.64% at June 30, 2007. The carrying values of the investments available for sale at June 30, 2008 and 2007 and percentage of each category to total investments are as follows:
INVESTMENT PORTFOLIO

	2008	2007

US Treasury Bonds	$—	$5,975,584
US Treasury Notes	2,956,030	5,884,932
Federal Agency Securities	3,000,000	3,000,000
Government-Sponsored
Enterprises	21,007,326	20,832,166
Municipal Securities	12,543,165	6,757,295

	$39,506,521	$42,449,977

US Treasury Bonds	0.00%	14.08%
US Treasury Notes	7.48%	13.86%
Federal Agency Securities	7.59%	7.07%
Government-Sponsored
Enterprises	53.18%	49.07%
Municipal Securities	31.75%	15.92%

	100.00%	100.00%
DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 67.33% of average earning assets for the six months ended June 30, 2008, and 69.17% for the six months ended June 30, 2007. The Bank encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable, and accordingly, the Company has not had to rely on other sources. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	June 30,		December 31,
	2008	2007	2007
Non-interest bearing demand	$55,886,262	$55,061,485	$58,390,190
Interest bearing demand	$44,992,049	$52,187,385	$45,977,954
Money market accounts	$50,501,710	$52,460,706	$45,677,850
Certificates of deposit $100,000 and over	$31,058,387	$25,132,760	$22,122,593
Other time deposits	$15,272,889	$15,602,646	$15,448,046
Other savings deposits	$8,473,843	$9,415,508	$9,729,825

Total Deposits	$206,185,140	$209,860,490	$197,346,458

	June 30,		December 31,
	2008	2007	2007
Percentage of Deposits
Non-interest bearing demand	27.11%	26.24%	29.59%
Interest bearing demand	21.82%	24.87%	23.30%
Money Market accounts	24.49%	25.00%	23.15%
Certificates of deposit $100,000 and over	15.06%	11.97%	11.21%
Other time deposits	7.41%	7.43%	7.83%
Other savings deposits	4.11%	4.49%	4.93%

Total Deposits	100.00%	100.00%	100.00%
Total deposits decreased $3,675,350 or 1.75% to $206,185,140 at June 30, 2008 from $209,860,490 at June 30, 2007 and increased $8,838,682 or 4.48% from $197,346,458 at December 31, 2007. Interest bearing demand deposits and other savings deposits decreased 13.79% and 10.00%, respectively, from June 30, 2007 to June 30, 2008, offset by an increase of 23.58% in certificate of deposit $100,000 and over. Money market accounts increased 10.56% and certificate of deposit $100,000 and over increased 40.39% for the six months ended June 30, 2008 compared to December 31, 2007.
SHORT-TERM BORROWINGS
The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $2,800,000 under the arrangement at an interest rate set by the Federal Reserve. The note is secured by Government Sponsored Enterprise Securities with a market value of $3,569,132 at June 30, 2008. The amount outstanding under the note totaled $1,303,872 and $871,501 at June 30, 2008 and 2007, respectively.
Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007
Net income decreased $287,988 or 29.99% to $672,323, or basic and diluted earnings per share of $.17 for the three months ended June 30, 2008, from $960,311, or basic and diluted earnings per share of $.24 for the three months ended June 30, 2007.

Net Interest Income
Net interest income, the major component of the Company’s net income, decreased $410,892 or 14.07% to $2,509,569 for the three months ended June 30, 2008, from $2,920,461 for the three months ended June 30, 2007. Total interest and fee income decreased $1,272,899 or 30.89% for the three months ended June 30, 2008, to $2,957,621 from $4,230,520 for the three months ended June 30, 2007. This decrease is due to a decrease in interest and fees on loans and a decrease in interest on investment securities. Recent decreases in the Federal Reserve short-term rates and the resulting decrease in the yields generated on earning assets (from variable rate loan repricing and new loans at lower rates) contributed to this decrease. Total interest and fees on loans decreased $1,120,259 or 31.29% to $2,460,338 for the three months ended June 30, 2008, compared to $3,580,597 for the three months ended June 30, 2007. Interest and dividends on investment securities decreased $100,659 or 20.34% to $394,294 for the three months ended June 30, 2008 from $494,953 for the three months ended June 30, 2007. Interest and dividends on federal funds sold decreased $51,981 or 33.54% to $102,989 for the three months ended June 30, 2008 from $154,970 for the three months ended June 30, 2007.
Average interest earning assets decreased from $223.0 million for the three months ended June 30, 2007, to $218.4 million for the three months ended June 30, 2008. The yield on interest earning assets decreased 216 basis points between periods to 5.45% for the three months ended June 30, 2008, compared to 7.61% for the same period in 2007. This decrease is primarily due to a decrease in the yield on average loans of 243 basis points and a decrease of 308 basis points on federal funds sold.
Total interest expense decreased $862,007 or 65.80% to $448,052 for the three months ended June 30, 2008, from $1,310,059 for the three months ended June 30, 2007. The decrease in interest expense is primarily due to a decrease in average cost of deposits. Interest on deposits for the three months ended June 30, 2008, was $444,647 compared to $1,299,290 for the three months ended June 30, 2007, a decrease of $854,643 or 65.78%. Total interest bearing deposits averaged approximately $147.5 million for the three months ended June 30, 2008, as compared to $153.1 million for the three months ended June 30, 2007. The average cost of interest bearing deposits was 1.21% and 3.40% for the three months ended June 30, 2008 and 2007, respectively, a decrease of 219 basis points.
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
Occasional extensions of credit occur beyond the policy thresholds of the Company’s normal collateral advance margins for real estate lending. The aggregate of these loans represents 11.49% of the Company’s total loans and 73.18% of capital. These loans are monitored and the balances reported to the Board every quarter. An excessive level of this practice could result in additional examiner scrutiny, competitive disadvantages and potential losses if forced to convert the collateral. The consideration of overmargined real estate loans directly relates to the capacity of the borrower. Management often requests additional collateral to bring the loan to value ratio within the policy guidelines and also require a strong secondary source of repayment in addition to the primary source of repayment.

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
As of June 30, 2008, there were only four Standard Industrial Code groups that comprised more than three percent of the Bank’s total outstanding loans. Real Estate Agents and Managers is one Standard Industrial Code group which experienced a large growth in outstanding loans primarily as a result of the slowdown in the real estate market.
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
Based on the evaluation described above, the Company recorded a provision for loan loss during the three months ended June 30, 2008 of $15,000, compared to a provision of $20,000 for the three months ended June 30, 2007. At June 30, 2008 the five year average loss ratios were: .018% Commercial, .014% Consumer, .022% 1-4 Residential, .000% Real Estate Construction and .004% Real Estate Mortgage. The historical loss ratio used at June 30, 2008 was .058% compared to .066% at June 30, 2007.
During the quarter ended June 30, 2008, there were $21,986 charge-offs and $3,362 recoveries recorded to the allowance for loan losses, resulting in an allowance for loan losses of $1,350,865 or .83% of total loans at June 30, 2008, compared to $1,335,099 or .85% of total loans at December 31, 2007 and $1,334,455 or .82% or total loans at June 30, 2007.
The Bank had impaired loans totaling $157,748 as of June 30, 2008, compared to $764,225 as of June 30, 2007. The impaired loans at June 30, 2008 include three non-accrual loans with a combined balance of $89,930 and three loans classified by the examiners/auditors as impaired with a combined balance of $67,817. Impaired loans at June 30, 2007 included the non-accrual loans with a combined balance of $752,620 and one restructed loan totaling $11,605. The difference in the calculation of impaired loans is the result of the new methodology implemented in the third quarter of 2007. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.
The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of nine months, they are reviewed individually by management to determine if they should be returned to accrual status. There was one loan over 90 days past due still accruing interest as of June 30, 2008 and one loan over 90 days past due still accruing interest as of June 30, 2007.
Net charge-offs were $18,624 for the three months ended June 30, 2008 as compared to net charge-offs of $32 for the three months ended June 30, 2007. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company had $45,549 unallocated reserves at June 30, 2008 related to other inherent risk in the portfolio compared to unallocated reserves of $133,119 at June 30, 2007. Management believes the allowance for loan losses at June 30, 2008, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.
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
The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. During the three months ended June 30, 2008, the allowance for unfunded loans and commitments was not changed, leaving a balance of $20,825.
Other Income
Other income for the three months ended June 30, 2008, increased $36,897 or 10.41% to $391,481 from $354,584 for the three months ended June 30, 2007. This increase is primarily due to an increase in service charges, fees and commissions of $23,214 or 10.58%, for the three months ended June 30, 2008, from $219,396 for the three months ended June 30, 2007. Activity service charges on business accounts increased 61.31% or $21,823 to $57,415 for the three months ended June 30, 2008, from $35,592 for the three months ended June 30, 2007. The increase in service charges on business accounts is due to a decrease in the earnings credit and the decrease in average the average balance maintained. Mortgage banking income also increased 11.52% or $14,743 to $142,718 for the three months ended June 30, 2008. Service release premiums earned on mortgage loans increased $33,881 or 23.25% to $179,587 for the three months ended June 30, 2008, form $145,706 for the three months ended June 30, 2007.
Other Expense
Bank overhead increased $64,218 or 3.61% to $1,845,288 for the three months ended June 30, 2008, from $1,781,070 for the three months ended June 30, 2007. Other operating expenses increased $47,446 or 11.78% to $450,066 for the three months ended June 30, 2008, from $402,620 for the three months ended June 30, 2007. Total professional and directors fees increased $15,833 or 19.78% to $95,866 for the three months ended June 30, 2008, from $80,033 for the three months ended June 30, 2007. This increase was due primarily to an increase in audit fees as a result of the implementation of Section 404 of the Sarbanes Oxley Act. FDIC assessment fees also increased $13,133 or 203.50%. This increase is due to the FDIC Insurance Reform Legislation. In 2007, the Company had a credit that was used toward payment of this assessment. Net occupancy expense increased $9,470 or 2.81% to $346,477 from $337,007 for the three months ended June 30, 2008 and 2007, respectively. This increase was primarily due to an increase in repairs and maintenance and depreciation on furniture fixtures and equipment of 169.70% and 14.85%, respectively.

Income Tax Expense
For the three months ended June 30, 2008, the Company’s effective tax rate was 35.40% compared to 34.85% during the three months ended June 30, 2007.
Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007
Net income decreased $553,414 or 27.72% to $1,443,363 and diluted earnings per share of $.36 for the six months ended June 30, 2008, from $1,996,777, or basic earnings per share of $.51 and diluted earnings per share of $.50 for the six months ended June 30, 2007.
Net Interest Income
Net interest income, the Company’s primary source of revenue, is the difference between interest earned on assets, including loan fees and interest on investment securities, and the interest incurred for the liabilities to support such assets. Net interest income decreased $717,925 or 12.30%, to $5,120,774 for the six months ended June 30, 2008, from $5,838,699 for the six months ended June 30, 2007. Total interest and fee income decreased $2,214,647 or 26.00% to $6,302,978 for the six months ended June 30, 2008. This decrease was primarily due to the recent decreases in the Federal Reserve short-term rates and the resulting decrease in the yields generated on earning assets (from variable rate loan repricing and new loans at lower rates). Interest and fees on loans decreased 25.28% from $7,062,529 for the six months, ended June 30, 2007, to $5,277,368. Average loans decreased from $166.8 million for the six months ended June 30, 2007, to $159.0 million for the six months ended June 30, 2008. The yield on average loans decreased 187 basis points to 6.67% from 8.54% for the six months ended June 30, 2008 and June 30, 2007, respectively. Interest earned on federal funds sold decreased $246,571 or 51.11% for the six months ended June 30, 2008, to $235,901, from $482,472 for the six months ended June 30, 2007. Interest and dividends on investment securities decreased $182,915 or $18.81% to $789,709 for the six months ended June 30, 2008. The yield on average investments and average federal funds sold, for the six months ended June 30, 2008, decreased 32 basis points and 265 basis points, respectively, from 4.70% and 5.20%, respectively for the six months ended June 30, 2007. Overall, average earning assets for the six months ended June 30, 2008, decreased from $227.3 million for the six months ended June 30, 2007, to $213.9 million. The yield on average earning assets decreased 163 basis points to 5.93% for the six months ended June 30, 2008, from 7.56% for the six months ended June 30, 2007.
Provision for Loan Losses
The provision for loan loss for the six months ended June 30, 2008 was $30,000 compared to $40,000 for the six months ended June 30, 2007. Net charge-offs for the six months ended June 30, 2008 were $14,234, compared to net charge-offs of $538 for the six months ended June 30, 2007. Charge-offs for the six months ended June 30, 2008 were $21,986 with $7,752 in recoveries resulting in an allowance for loan losses of $1,350,865, or .83% of total loans. This compares to charge-offs of $4,690 and recoveries of $4,152 for the six months ended June 30, 2007, for a total allowance of $1,334,455, or .82% of total loans. Loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of the reserve.

Other Income
Total other income includes service charges, fees and commissions, mortgage banking income and other non-interest income. For the six months ended June 30, 2008, other income increased $13,872 or 1.83%, to $771,385, compared to $757,513 for the six months ended June 30, 2007. This increase is primarily due to the increase in service charge fees and commissions, which increased 11.80% to $478,857 from $428,313. Activity service charges on business accounts, overdraft fees and debit card drafts increased 20.59% to $334,321 for the six months ended June 30, 2008, from $277,249 for the six months ended June 30, 2007. This increase is the result of a decrease in the earnings credit and a decrease in the average balance maintained in business account. A decrease in mortgage banking income of 11.12%, or $35,085, offset the increase in service charges, fees and commissions.
Other Expense
Bank overhead increased $130,361 or 3.73%, to $3,622,892 for the six months ended June 30, 2008, from $3,492,531 for the six months ended June 30, 2007. Net occupancy expense and other operating expenses increased 6.62% and 11.59%, respectively, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Depreciation on furniture fixtures and equipment increased $18,026 or 20.25%, from $88,998 for the six months ended June 30, 2007. Maintenance and repairs on equipment also increased 9.86%, to $132, 918, from $120,984 for the six months ended June 30, 2008 and June 30, 2007, respectively. With the implementation of Section 404 of the Sarbanes Oxley Act, professional audit fees increased $47,019 or 97.96%, from $48,000 for the six months ended June 30, 2007, to $95,019 for the six months ended June 30, 2007. Due to the Deposit Insurance Reform Legislation that allows the FDIC to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio, fees for deposit insurance increased 97.28% for the six months ended June 30, 2008 to $25,197, from $12,773 for the six months ended June 30, 2007. In 2007, the Company had a credit that was used toward payment of this assessment.
Income Tax Expense
The Company’s effective tax rate for the six months ended June 30, 2008 was 35.54%, compared to 34.82% for the six months ended June 30, 2007.
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
The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below. The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet. At June 30, 2008 the balance of the reserve was $20,825. At June 30, 2008 and 2007, the Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $51,479,622 and $42,240,790 at June 30, 2008 and 2007 respectively.
Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 2008 and 2007 was $1,347,338 and $441,252, respectively.
The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at June 30, 2008. The Company has forward sales commitments, totaling $2.6 million at June 30, 2008, to sell loans held for sale of $2.6 million. The fair value of these commitments was not significant at June 30, 2008. The Company has no embedded derivative instruments requiring separate accounting treatment.
Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company’s primary liquid assets accounted for 29.38% and 30.03% of total assets at June 30, 2008 and 2007, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At June 30, 2008, the Bank had unused short-term lines of credit totaling approximately $21,500,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale.
The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At June 30, 2008 and 2007, the Bank’s liquidity ratio was 23.62% and 25.02%, respectively.

Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders’ equity at June 30, 2008, of $26,057,613. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at June 30, 2008, for the Bank is 13.35% and at June 30, 2007 was 12.92%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of June 30, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
At June 30, 2008 and 2007, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.
ITEM 4
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending June 30, 2008, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
On Tuesday April 8, 2008, the shareholders elected Dr. Linda J. Bradley-McKee, CPA, C. Ronald Coward, Graham M. Eubank, Jr., T. Dean Harton, Fleetwood S. Hassell, Glen B. Haynes, DVM, William L. Hiott, Jr., Katherine M. Huger, Richard W. Hutson, Jr., Charles G. Lane, Hugh C. Lane, Jr., Louise J. Maybank, Alan I. Nussbaum, MD, Edmund Rhett, Jr., MD, Malcolm M. Rhodes, MD and Thomas C. Stevenson, III, to serve on the Board of Directors until the Company’s 2009 annual meeting.
On Tuesday April, 8, 2008, the shareholders ratified the appointment of Elliott Davis, LLC, as independent certified public accountants for 2008.
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
August 11, 2008

	BY:	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/ William L. Hiott, Jr.
William L. Hiott, Jr.
Executive Vice President & Treasurer