Form 10-Q
period 2008-09-30
BANK OF SOUTH CAROLINA CORP
filed 2008-10-31
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2008 there were 3,976,095 Common Shares outstanding.

BANK OF SOUTH CAROLINA CORPORATION
Report on Form 10-Q
for quarter ended
September 30, 2008

PART I
ITEM 1 — FINANCIAL STATEMENTS
BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2008	December 31, 2007
Assets:
Cash and due from banks	$10,058,797	$9,716,533
Interest bearing deposits in other banks	8,188	8,109
Federal funds sold	9,348,095	18,357,674
Investment securities available for sale	36,817,817	35,840,019
Mortgage loans to be sold	2,646,288	1,981,018
Loans	173,971,682	156,348,017
Allowance for loan losses	(1,365,761)	(1,335,099)

Net loans	172,605,921	155,012,918

Premises and equipment, net	2,459,638	2,619,608
Accrued interest receivable	1,029,910	1,383,598
Other assets	294,744	237,613

Total assets	$235,269,398	$225,157,090

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$55,896,220	$58,390,190
Interest bearing demand	46,750,818	45,977,954
Money market accounts	56,906,162	45,677,850
Certificates of deposit $100,000 and over	22,562,427	22,122,593
Other time deposits	15,863,140	15,448,046
Other savings deposits	8,863,589	9,729,825

Total deposits	206,842,356	197,346,458

Short-term borrowings	923,272	927,873
Accrued interest payable and other liabilities	1,233,083	1,190,189

Total liabilities	208,998,711	199,464,520

Common Stock — No par value; 12,000,000 shares authorized; issued 4,175,596 shares at September 30, 2008 and 4,153,485 shares at December 31, 2007. Shares outstanding 3,976,095 shares at September 30, 2008 and 3,953,984 shares at December 31, 2007	—	—
Additional paid in capital	23,212,601	22,978,812
Retained earnings	4,227,559	3,976,706
Treasury stock — 199,501 shares at September 30, 2008 and December 31, 2007	(1,692,964)	(1,692,964)
Accumulated other comprehensive income, net of income taxes	523,491	430,016

Total shareholders’ equity	26,270,687	25,692,570

Total liabilities and shareholders’ equity	$235,269,398	$225,157,090

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2008	2007
Interest and fee income
Interest and fees on loans	$2,518,085	$3,392,660
Interest and dividends on investment securities	423,520	431,654
Other interest income	62,900	234,552

Total interest and fee income	3,004,505	4,058,866

Interest expense
Interest on deposits	356,618	1,240,416
Interest on short-term borrowings	1,948	10,884

Total interest expense	358,566	1,251,300

Net interest income	2,645,939	2,807,566
Provision for loan losses	85,000	—

Net interest income after provision for loan losses	2,560,939	2,807,566

Other income
Service charges, fees and commissions	236,758	215,434
Mortgage banking income	83,487	119,249
(Loss) gain on sale of securities	(238)	69,792
Other non-interest income	8,026	5,717

Total other income	328,033	410,192

Other expense
Salaries and employee benefits	1,046,365	1,041,799
Net occupancy expense	336,117	354,066
Other operating expenses	412,371	382,729

Total other expense	1,794,853	1,778,594

Income before income tax expense	1,094,119	1,439,164
Income tax expense	382,047	498,603

Net income	$712,072	$940,561

Basic earnings per share	$0.18	$0.24

Diluted earnings per share	$0.18	$0.24

Weighted average shares outstanding
Basic	3,975,252	3,949,447

Diluted	3,981,056	3,976,459

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine months Ended
	September 30,
	2008	2007
Interest and fee income
Interest and fees on loans	$7,795,453	$10,455,189
Interest and dividends on investment securities	1,213,229	1,404,278
Other interest income	298,801	717,024

Total interest and fee income	9,307,483	12,576,491

Interest expense
Interest on deposits	1,532,122	3,900,225
Interest on short-term borrowings	8,647	30,000

Total interest expense	1,540,769	3,930,225

Net interest income	7,766,714	8,646,266
Provision for loan losses	115,000	40,000

Net interest income after provision for loan losses	7,651,714	8,606,266

Other income
Service charges, fees and commissions	715,614	643,747
Mortgage banking income	363,807	434,654
(Loss) gain on sale of securities	(238)	69,792
Other non-interest income	20,235	19,511

Total other income	1,099,418	1,167,704

Other expense
Salaries and employee benefits	3,132,348	3,128,343
Net occupancy expense	1,022,959	998,244
Other operating expenses	1,262,439	1,144,538

Total other expense	5,417,746	5,271,125

Income before income tax expense	3,333,386	4,502,845
Income tax expense	1,177,951	1,565,507

Net income	$2,155,435	$2,937,338

Basic earnings per share	$0.54	$0.75

Diluted earnings per share	$0.54	$0.74

Weighted average shares outstanding
Basic	3,962,817	3,939,420

Diluted	3,972,475	3,969,668

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR NINE MONTHS SEPTEMBER 30, 2008 AND 2007

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total
December 31, 2006	$—	$22,719,918	$2,592,719	$(1,692,964)	$20,758	$23,640,431

Comprehensive income:

Net income	—	—	2,937,338	—	—	2,937,338

Net unrealized gain on securities (net of tax expense of $69,996)	—	—	—	—	97,474	97,474

Comprehensive income	—	—	—	—	—	3,034,812

Exercise of stock options	—	213,678	—	—	—	213,678

Stock-based compensation expense	—	33,702	—	—	—	33,702

Cash dividends ($0.46 per common share)	—	—	(1,814,619)	—	—	(1,814,619)

September 30, 2007	$—	$22,967,298	$3,715,438	$(1,692,964)	$118,232	$25,108,004

December 31, 2007	$—	$22,978,812	$3,976,706	$(1,692,964)	$430,016	$25,692,570

Comprehensive income:

Net income	—	—	2,155,435	—	—	2,155,435

Net unrealized gain on securities (net of tax expense of $54,898)	—	—	—	—	93,475	93,475

						—
Total comprehensive income	—	—	—	—	—	2,248,910

Exercise of stock options	—	198,333	—	—	—	198,333

Stock-based compensation expense	—	35,456	—	—	—	35,456

Cash dividends ($0.48 per common share)	—	—	(1,904,582)	—	—	(1,904,582)

September 30, 2008	$—	$23,212,601	$4,227,559	$(1,692,964)	$523,491	$26,270,687

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,155,435	$2,937,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	195,152	194,090
Loss (gain) on sale of securities	238	(69,792)
Provision for loan losses	115,000	40,000
Stock-based compensation expense	35,456	33,702
Net accretion of unearned discounts on investments	(18,782)	(64,613)
Origination of mortgage loans held for sale	(29,541,199)	(42,304,772)
Proceeds from sale of mortgage loans held for sale	28,875,929	45,253,682
Decrease in accrued interest receivable and other assets	241,659	207,403
Increase (decrease) in accrued interest payable and other liabilities	39,356	(191,557)

Net cash provided by operating activities	2,098,244	6,035,481

Cash flows from investing activities:
Purchase of investment securities available for sale	(5,785,881)	(3,347,371)
Maturities and sales of investment securities available for sale	4,975,000	12,315,000
Net (increase) decrease in loans	(17,708,003)	3,226,770
Purchase of premises and equipment	(35,182)	(217,798)

Net cash (used) provided by investing activities	(18,554,066)	11,976,601

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	9,495,898	(20,155,580)
Net (decrease) increase in short-term borrowings	(4,601)	4,400
Dividends paid	(1,901,044)	(2,125,178)
Stock options exercised	198,333	213,678

Net cash provided (used) by financing activities	7,788,586	(22,062,680)

Net decrease in cash and cash equivalents	(8,667,236)	(4,050,598)
Cash and cash equivalents, beginning of period	28,082,316	36,613,268

Cash and cash equivalents, end of period	$19,415,080	$32,562,670

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$1,729,669	$4,028,144

Income taxes	$1,063,747	$1,549,825

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$3,538	$(310,560)

Change in unrealized gain on available for sale securities	$93,475	$97,474

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008
NOTE 1: Basis of Presentation
The Bank of South Carolina (the “Bank”) began operations on February 26, 1987 as a state chartered bank and later became a subsidiary of Bank of South Carolina Corporation (the “Company”) a South Carolina corporation, in a reorganization effective on April 17, 1995. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited, except for the December 31, 2007 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results which may be expected for the entire year.
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
NOTE 3: Stock Based Compensation
The Company has an Incentive Stock Option Plan which was approved in 1998. Under the 1998 Incentive Stock Option Plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of the grant. There were options for 4,500 shares granted under the 1998 Incentive Stock Option Plan during the nine months ended September 30, 2008 and 10,000 shares granted during the nine months ended September 30, 2007. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the 2008 grant: dividend yield of 3.94%; historical volatility of 32.01%; risk-free interest rate of 3.34%; and expected life of the options of 10 years. The following assumptions were used for the 10,000 shares granted in 2007: dividend yield of 2.75%; historical volatility of 25.68%; risk-free interest rate of 4.70% for 5,000 shares granted in January and 5.16% for 5,000 shares granted in September. For purposes of the calculation, compensation expense is recognized on a straight-line basis over the vesting period.
At September 30, 2008, 38,541 shares of common stock were reserved to be granted under the 1998 Incentive Stock Option Plan from the original 272,250 shares.

The following is a summary of the activity under the Incentive Stock Option Plan for the three and nine months ending September 30, 2008.

Three Months Ended September 30, 2008	Options	Weighted Average Exercise Price
Balance at July 1, 2008	118,443	$11.02
Granted	—	—
Exercised	(1,331)	8.92
Exercised	(1,210)	9.39
Cancelled	(7,500)	16.62
Cancelled	(2,500)	14.19

Balance at September 30, 2008	105,902	$10.98

Nine Months Ended September 30, 2008	Options	Weighted Average Exercise Price
Balance at January 1, 2008	136,763	$11.05
Granted	4,500	14.19
Exercised	(19,764)	8.92
Exercised	(2,347)	9.39
Cancelled	(10,750)	16.62
Cancelled	(2,500)	14.19

Balance at September 30, 2008	105,902	$10.98

Options exercisable at September 30, 2008	10,640	$8.92
	827	$9.39
The following is a summary of the activity under the Incentive Stock Option Plan for the three and nine months ending September 30, 2007.

Three Months Ended September 30, 2007	Options	Weighted Average Exercise Price
Balance at July 1, 2007	145,840	$11.12
Granted	—	—
Exercised	(5,025)	8.92
Cancelled	(3,250)	16.20

Balance at September 30, 2007	137,565	$11.07

Nine months Ended September 30, 2007	Options	Weighted Average Exercise Price
Balance at January 1, 2007	160,094	$10.49
Granted	5,000	15.99
Granted	5,000	15.51
Exercised	(23,955)	8.92
Cancelled	(5,324)	8.92
Cancelled	(3,250)	16.20

Balance at September 30, 2007	137,565	$11.07

Options exercisable at September 30, 2007	3,684	$8.92

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
NOTE 4: Shareholders’ Equity
A regular quarterly cash dividend of $.16 per share was declared on September 18, 2008 for shareholders of record at October 1, 2008, payable October 31, 2008. Income per common share for the three and nine months ended September 30, 2008 and for the three and nine months ended September 30, 2007 were calculated as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$712,072

Basic income available to common shareholders	$712,072	3,975,252	$.18

Effect of dilutive options		5,804

Diluted income available to common shareholders	$712,072	3,981,056	$.18

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$2,155,435

Basic income available to common shareholders	$2,155,435	3,962,817	$.54

Effect of dilutive options		9,658

Diluted income available to common shareholders	$2,155,435	3,972,475	$.54

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$940,561

Basic income available to common shareholders	$940,561	3,949,447	$.24

Effect of dilutive options		27,012

Diluted income available to common shareholders	$940,561	3,976,459	$.24

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$2,937,338

Basic income available to common shareholders	$2,937,338	3,939,420	$.75

Effect of dilutive options		30,248

Diluted income available to common shareholders	$2,937,338	3,969,668	$.74

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
Total comprehensive income is $814,067 and $1,329,624, respectively for the three months ended September 30, 2008 and 2007, and $2,248,910 and $3,034,812 respectively for the nine months ended September 30, 2008 and 2007.
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

Level 1	Quoted prices in active markets for identical assets and liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury Securities.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.
Assets and liabilities measured at fair value on a recurring basis at September 30, 2008 are as follows:

		Significant
	Quoted Market	Other	Significant
	Price in active	Observable	Unobservable
	markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available for Sale Securities	$3,145,312	$33,672,505	$—
Mortgage loans held for sale	—	2,646,288	—

Total	$3,145,312	$36,318,793	$—
The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.
The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $64,416.
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
FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The staff position also amends FIN 45 to require disclosure of the current status of the payment/per-formance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.
The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.
FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.
The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting. The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes. It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.
On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 6) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.
The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.
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

Overview
Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $235.3 million in assets as of September 30, 2008 and net income of $712,072 and $2,155,435, respectively, for the three and nine months ended September 30, 2008. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester and Berkeley, counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, attention to detail, and long standing relationships.
The following is a discussion of the Company’s financial condition as of September 30, 2008 as compared to December 31, 2007 and the results of operations for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007. The discussion and analysis identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.
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
There are risks inherent in all loans; therefore, the Company maintains an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. For a detailed discussion on the allowance for loan losses see “Provision for Loan Losses”.
The Company’s results of operations depend not only on the level of its net interest income from loans and investments, but also on its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. The Company’s net interest margin for the three and nine months ended September 30, 2008 was 4.81% and 4.81%, respectively, compared to 5.22% and 5.19%, respectively, for the three and nine months ended September 30, 2007. Non-interest income includes fees and other expenses charged to customers. A more detail discussion of interest income, non-interest income and operating expenses follows.
For the nine months ended September 30, 2008, the Bank has paid $1,375,000 to the Corporation for dividend payments. The continuation by the Corporation of payment of a $.16 per share quarterly dividend to its shareholders will be evaluated and a dividend will be paid as justified by the earnings of the Bank.
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

BALANCE SHEET
LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets. At September 30, 2008 outstanding loans (less deferred loan fees of $56,189) totaled $173,971,682 which equaled 84.11% of total deposits and 73.95% of total assets. The major components of the loan portfolio were commercial loans and commercial real estate loans totaling 27.19% and 50.70%, respectively of total loans. Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina. The breakdown of total loans by type and the respective percentage of total loans are as follows:

	September 30,		December 31,
	2008	2007	2007
Commercial loans	$47,325,082	$46,921,743	$49,168,128
Commercial real estate	88,234,503	75,576,484	76,289,935
Residential mortgage	14,836,405	14,129,725	12,195,078
Consumer loans	5,107,548	4,820,736	5,218,165
Personal banklines	18,233,182	13,154,025	12,805,795
Other	291,151	830,775	719,832

Total	174,027,871	155,443,488	156,396,933

Deferred loan fees (net)	(56,189)	(52,930)	(48,916)
Allowance for loan losses	(1,365,761)	(1,355,762)	(1,335,099)

Loans, net	$172,605,921	$154,034,796	$155,012,918

Percentage of Loans	September 30,		December 31,
	2008	2007	2007
Commercial loans	27.19%	30.19%	31.44%
Commercial real estate	50.70%	48.62%	48.78%
Residential mortgage	8.53%	9.09%	7.80%
Consumer loans	2.93%	3.11%	3.33%
Personal banklines	10.48%	8.46%	8.19%
Other	.17%	0.53%	0.46%

Total	100.00%	100.00%	100.00%

Total loans, not including deferred loan fees, increased $18,584,383 or 11.96% to $174,027,871 at September 30, 2008 from $155,443,488 at September 30, 2007 and increased $17,630,938 or 11.27% from $156,396,933 at December 31, 2007. The increase in loans between September 2007 and September 2008 is primarily due to an increase in commercial real estate loans of $12,658,019 or 16.75% and an increase in personal banklines of $5,079,157 or 38.61%. The increase in loans for the nine months ended September 30, 2008 when compared to December 31, 2007 is primarily due to an increase in commercial real estate loans of $11,944,568 or 15.66% and an increase in personal banklines of $5,427,387 or 42.38%.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. All securities were classified as Available for Sale for the nine months ended September 30, 2008 and September 30, 2007. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on investments at September 30, 2008 was 4.39% compared to 4.61% at September 30, 2007. The carrying values of the investments available for sale at September 30, 2008 and 2007 and percentage of each category to total investments are as follows:
INVESTMENT PORTFOLIO

	2008	2007
US Treasury Notes	$2,959,996	$2,943,923
Federal Agency Securities	3,000,000	4,001,320
Government-Sponsored Enterprises	18,014,292	17,856,418
Municipal Securities	12,012,592	7,242,769

	$35,986,880	$32,044,430

US Treasury Notes	8.22%	9.19%
Federal Agency Securities	8.34%	12.49%
Government-Sponsored Enterprises	50.06%	55.72%
Municipal Securities	33.38%	22.60%

	100.00%	100.00%
DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 67.17% of average earning assets for the nine months ended September 30, 2008, and 68.89% for the nine months ended September 30, 2007. The Bank encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable, and accordingly, the Company has not had to rely on other sources. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	September 30,		December 31,
	2008	2007	2007
Non-interest bearing demand	$55,896,220	$52,352,299	$58,390,190
Interest bearing demand	$46,750,818	$46,890,183	$45,977,954
Money market accounts	$56,906,162	$51,040,825	$45,677,850
Certificates of deposit $100,000 and over	$22,562,427	$20,387,299	$22,122,593
Other time deposits	$15,863,140	$16,130,035	$15,448,046
Other savings deposits	$8,863,589	$8,360,680	$9,729,825

Total Deposits	$206,842,356	$195,161,321	$197,346,458

Percentage of Deposits	September 30,		December 31,
	2008	2007	2007
Non-interest bearing demand	27.02%	26.83%	29.59%
Interest bearing demand	22.60%	24.03%	23.30%
Money Market accounts	27.51%	26.15%	23.14%
Certificates of deposit $100,000 and over	10.91%	10.45%	11.21%
Other time deposits	7.67%	8.26%	7.83%
Other savings deposits	4.29%	4.28%	4.93%

Total Deposits	100.00%	100.00%	100.00%

Total deposits increased $11,681,035 or 5.98% to $206,842,356 at September 30, 2008 from $195,161,321 at September 30, 2007 and increased $9,495,898 or 4.81% from $197,346,458 at December 31, 2007. Money market accounts and certificates of deposit $100,000 and over increased 11.49% and 10.67%, respectively, from September 30, 2007 to September 30, 2008. Money market accounts increased 24.58% for the nine months ended September 30, 2008 compared to December 31, 2007.
SHORT-TERM BORROWINGS
The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $1,000,000 under the arrangement at an interest rate set by the Federal Reserve. During the third quarter of 2008, The Bank reduced the arrangement with the Federal Reserve from $2,800,000 to $1,000,000 in order to free up collateral, due to declining balances under the arrangement. The note is secured by Government Sponsored Enterprise Securities with a market value of $1,020,696 at September 30, 2008. The amount outstanding under the note totaled $923,272 and $2,717,083 at September 30, 2008 and 2007, respectively.
Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007
Net income decreased $228,489 or 24.29% to $712,072, or basic and diluted earnings per share of $.18 for the three months ended September 30, 2008, from $940,561, or basic and diluted earnings per share of $.24 for the three months ended September 30, 2007.

Net Interest Income
Net interest income, the major component of the Company’s net income, decreased $161,627 or 5.76% to $2,645,939 for the three months ended September 30, 2008, from $2,807,566 for the three months ended September 30, 2007. Total interest and fee income decreased $1,054,361 or 25.98% for the three months ended September 30, 2008, to $3,004,505 from $4,058,866 for the three months ended September 30, 2007. This decrease is due to a decrease in interest and fees on loans and a decrease in interest on federal funds sold. Recent decreases in the Federal Reserve short-term rates and the resulting decrease in the yields generated on earning assets (from variable rate loan repricing and new loans at lower rates) contributed to this decrease. Total interest and fees on loans decreased $874,575 or 25.78% to $2,518,085 for the three months ended September 30, 2008, compared to $3,392,660 for the three months ended September 30, 2007. Interest on federal funds sold decreased $171,652 or 73.18% to $62,900 for the three months ended September 30, 2008 from $234,552 for the three months ended September 30, 2007. As of September 30, 2008 the federal funds target rate, the rate at which banks lend balances at the Federal Reserve to other depository institutions (federal funds sold), was 2.00%. The federal funds target rate at September 30, 2007 was 4.75%.
Average interest earning assets increased from $213.6 million for the three months ended September 30, 2007, to $219.0 million for the three months ended September 30, 2008. The yield on interest earning assets decreased 208 basis points between periods to 5.46% for the three months ended September 30, 2008, compared to 7.54% for the same period in 2007. This decrease is primarily due to a decrease in the yield on average loans of 250 basis points and a decrease of 323 basis points on federal funds sold.
Total interest expense decreased $892,734 or 71.34% to $358,566 for the three months ended September 30, 2008, from $1,251,300 for the three months ended September 30, 2007. The decrease in interest expense is primarily due to a decrease in average cost of deposits. Interest on deposits for the three months ended September 30, 2008, was $356,618 compared to $1,240,416 for the three months ended September 30, 2007, a decrease of $883,798 or 71.25%. Total interest bearing deposits averaged approximately $146.4 million for the three months ended September 30, 2008, as compared to $145.9 million for the three months ended September 30, 2007. The average cost of interest bearing deposits was .97% and 3.37% for the three months ended September 30, 2008 and 2007, respectively, a decrease of 240 basis points.
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
Occasional extensions of credit occur beyond the policy thresholds of the Company’s normal collateral advance margins for real estate lending. The aggregate of these loans represents 10.70% of the Company’s total loans and 78.90% of capital as of September 30, 2008. These loans are monitored and the balances reported to the Board every quarter. An excessive level of this practice could result in additional examiner scrutiny, competitive disadvantages and potential losses if forced to convert the collateral. The consideration of overmargined real estate loans directly relates to the capacity of the borrower. Management often requests additional collateral to bring the loan to value ratio within the policy guidelines and also require a strong secondary source of repayment in addition to the primary source of repayment.

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
The Bank has an aggregate of over 250 years of lending management experience among people on its lending staff. In addition to the lending staff the Bank has an Advisory Board for each branch comprised of business and community leaders from the specific branch’s market area. Management meets with these boards quarterly to discuss the trends and conditions in each respective market. A risk factor of .0750% has been assigned to the experience, ability and depth of lending management and staff.
In recent years there has been an influx of new banks within the Company’s geographic area. This increase has decreased the local industry’s overall margins as a result of pricing competition. Management believes that the borrowing base of the Bank is well established and therefore unsound price competition is not necessary. A risk factor of .0750% was added to the model for industry conditions.
The risks associated with the effects of changes in credit concentration include loan concentration with a risk factor of .0600%, geographic concentration with a risk factor of .0625% and regulatory concentration of .0625%.
As of September 30, 2008, there were only four Standard Industrial Code groups that comprised more than three percent of the Bank’s total outstanding loans. The four groups are non-residential building operators, offices and clinics of doctors, real-estate agents and managers and legal services.
The Company is located along the coast and on an earthquake fault, increasing the chances that a natural disaster may impact the Bank and its borrowers. The Company has a Disaster Recovery Plan in place; however, the amount of time it would take for our customers to return to normal operations is unknown.
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
Based on the evaluation described above, the Company recorded a provision for loan loss during the three months ended September 30, 2008 of $85,000, compared to no provision for the three months ended September 30, 2007. At September 30, 2008 the five year average loss ratios were: .016% Commercial, .012% Consumer, .022% 1-4 Residential, .000% Real Estate Construction and .014% Real Estate Mortgage. The historical loss ratio used at September 30, 2008 was .064% compared to .066% at September 30, 2007.
During the quarter ended September 30, 2008, there were $75,965 in charge-offs and $5,861 in recoveries recorded to the allowance for loan losses, resulting in an allowance for loan losses of $1,365,761 or .79% of total loans at September 30, 2008, compared to $1,335,099 or .85% of total loans at December 31, 2007 and $1,355,762 or .87% or total loans at September 30, 2007.
The Bank had impaired loans totaling $64,416 as of September 30, 2008, compared to $929,396 as of September 30, 2007. The impaired loans at September 30, 2008 include two non-accrual loans with a combined balance of $12,847 and one loan classified by the examiners/auditors as impaired with a balance of $41,000. Impaired loans at September 30, 2007 included three non-accrual loans with a combined balance of $762,923 and two loans classified by the examiners/auditors totaling $139,908. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.
The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of nine months, they are reviewed individually by management to determine if they should be returned to accrual status. There was one loan over 90 days past due still accruing interest as of September 30, 2008 and one loan over 90 days past due still accruing interest as of September 30, 2007.
Net charge-offs were $70,104 for the three months ended September 30, 2008 as compared to net recoveries of $42,102 for the three months ended September 30, 2007. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company had no unallocated reserves at September 30, 2008 related to other inherent risk in the portfolio compared to unallocated reserves of $118,200 at September 30, 2007. Management believes the allowance for loan losses at September 30, 2008, is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.
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
The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. During the three months ended September 30, 2008, the allowance for unfunded loans and commitments was not changed, leaving a balance of $20,825.
Other Income
Other income for the three months ended September 30, 2008, decreased $82,159 or 20.03% to $328,033 from $410,192 for the three months ended September 30, 2007. This decrease is primarily due to a decrease in mortgage banking income as well as a loss on the sale of securities. The decrease in mortgage banking income is the result of the slowdown in the real estate market locally and nationally. Mortgage loan origination fees and discount fees decreased $26,685 and $26,318, respectively, for the three months ended September 30, 2008 when compared to September 30, 2007. This decrease was offset by a decrease in commissions paid on mortgage loans from $55,297 for the three months ended September 30, 2007, to $37,102 for the three months ended September 30, 2008. The overall decrease in mortgage banking income was 29.99% for the three months ended September 30, 2008 or $35,762 from $119,249 for the three months ended September 30, 2007.
During the three months ended September 30, 2007 a security was sold for a gain of $69,792, whereas during the three months ended September 30, 2008 a municipal bond was called at a loss of $238, resulting in a decrease of $70,030 or 100.34% in other income.
Service charges, fees and commissions increased $21,324 or 9.90%, from $215,434 for the three months ended September 30, 2007, to $236,758. This increase resulted primarily from an increase in service charges on business accounts of $9,535 and an increase of $7,281 in overdraft fees. The increase in service charges on business accounts is due to a decrease in the earnings credit and the decrease in the average balance maintained.
Other Expense
Bank overhead increased $16,259 or .91% to $1,794,853 for the three months ended September 30, 2008, from $1,778,594 for the three months ended September 30, 2007. Other operating expenses increased $29,642 or 7.74% to $412,371 for the three months ended September 30, 2008, from $382,729 for the three months ended September 30, 2007. Total professional and director fees increased $18,809, or 25.78% for the three months ended September 30, 2008, from $72,941 for the three months ended September 30, 2007. This increase is primarily due to increase in the cost of processing reports required by NASDAQ and the SEC. Insurance paid to the FDIC increased $25,146 or 394.07%, to $31,527 for the three months ended September 31, 2008, from $6,381 for the three months ended September 30, 2007. This increase is due to the FDIC Insurance Reform Legislation that allows the FDIC to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio. In 2007, the Company had a credit that was used toward payment of this assessment. Net occupancy expense decreased $17,949 or 5.07% to $336,117 from $354,066 for the three months ended September 30, 2008 and 2007, respectively. This decrease was primarily due to a decrease in repairs and maintenance and depreciation on furniture fixtures and equipment of 29.56% and 28.14%, respectively.
Income Tax Expense
For the three months ended September 30, 2008, the Company’s effective tax rate was 34.92% compared to 34.65% during the three months ended September 30, 2007.
Comparison of Nine months Ended September 30, 2008 to Nine months Ended September 30, 2007
Net income decreased $781,093 or 26.62% to $2,155,435 or basic and diluted earnings per share of $.54 for the nine months ended September 30, 2008, from $2,937,338, or basic earnings per share of $.75 and diluted earnings per share of $.74 for the nine months ended September 30, 2007.
Net Interest Income
Net interest income, the Company’s primary source of revenue, is the difference between interest earned on assets, including loan fees and interest on investment securities, and the interest incurred for the liabilities to support such assets. Net interest income decreased $879,552 or 10.17%, to $7,766,714 for the nine months ended September 30, 2008, from $8,646,266 for the nine months ended September 30, 2007. Total interest and fee income decreased $3,269,008 or 25.99% to $9,307,483 for the nine months ended September 30, 2008. This decrease was primarily due to the recent decreases in the Federal Reserve short-term rates and the resulting decrease in the yields generated on earning assets (from variable rate loan repricing and new loans at lower rates). Interest and fees on loans decreased 25.44% from $10,455,189 for the nine months, ended September 30, 2007, to $7,795,453. Average loans decreased from $164.2 million for the nine months ended September 30, 2007, to $162.0 million for the nine months ended September 30, 2008. The yield on average loans decreased 208 basis points to 6.43% from 8.51% for the nine months ended September 30, 2008 and September 30, 2007, respectively. Interest earned on federal funds sold decreased $418,223 or 58.33% for the nine months ended September 30, 2008, to $298,801, from $717,024 for the nine months ended September 30, 2007. Interest and dividends on investment securities decreased $191,049 or 13.60% to $1,213,229 for the nine months ended September 30, 2008. The yield on average investments and average federal funds sold, for the nine months ended September 30, 2008, decreased 33 basis points and 280 basis points, respectively, from 4.67% and 5.25%, respectively for the nine months ended September 30, 2007. Overall, average earning assets for the nine months ended September 30, 2008, decreased from $222.6 million for the nine months ended September 30, 2007, to $215.6 million. The yield on average earning assets decreased 178 basis points to 5.77% for the nine months ended September 30, 2008, from 7.55% for the nine months ended September 30, 2007.
Provision for Loan Losses
The provision for loan loss for the nine months ended September 30, 2008 was $115,000 compared to $40,000 for the nine months ended September 30, 2007. This increase is due to a loss in the third quarter, requiring a larger reserve for loan losses. Net charge-offs for the nine months ended September 30, 2008 were $84,338, compared to net recoveries of $41,563 for the nine months ended September 30, 2007. Charge-offs for the nine months ended September 30, 2008 were $97,951 with $13,613 in recoveries resulting in an allowance for loan losses of $1,365,761, or .79% of total loans. This compares to charge-offs of $7,376 and recoveries of $48,939 for the nine months ended September 30, 2007, for a total allowance of $1,355,762, or .87% of total loans. Loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of the reserve.

Other Income
Total other income includes service charges, fees and commissions, mortgage banking income and other non-interest income. For the nine months ended September 30, 2008, other income decreased $68,286 or 5.85%, to $1,099,418, compared to $1,167,704 for the nine months ended September 30, 2007. This decrease was primarily due to a decrease in mortgage banking income and a loss on the sale of securities. Mortgage banking income decreased $70,847 or 16.30%, to $363,807 for the nine months ended September 30, 2008, compared to $434,654 for the nine months ended September 30, 2007. This decrease is due to the slow down in the real estate market locally and nationally. During the nine months ended September 30, 2008 a municipal security bond was called at a loss of $238. During the same period of 2007 a security was sold at a gain of $69,792, resulting in a decrease of $70,030 in other income. The decrease in other income was offset by an increase in service charge fees and commissions, which increased 11.16% to $715,614 from $643,747. Activity service charges on business accounts and overdraft fees increased 18.79% to $403,918 for the nine months ended September 30, 2008, from $340,031 for the nine months ended September 30, 2007. This increase is the result of a decrease in the earnings credit and a decrease in the average balance maintained in business account.
Other Expense
Bank overhead increased $146,621 or 2.78%, to $5,417,746 for the nine months ended September 30, 2008, from $5,271,125 for the nine months ended September 30, 2007. Net occupancy expense and other operating expenses increased 2.48% and 10.30%, respectively, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Maintenance and repairs on equipment also increased 69.38%, to $32,943, from $19,449 for the nine months ended September 30, 2008 and September 30, 2007, respectively. With the implementation of Section 404 of the Sarbanes Oxley Act, professional audit fees increased $47,019 or 55.98%, from $84,000 for the nine months ended September 30, 2007, to $131,019 for the nine months ended September 30, 2008. Due to the Deposit Insurance Reform Legislation that allows the FDIC to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio, fees for deposit insurance increased 196.15% for the nine months ended September 30, 2008 to $56,724, from $19,154 for the nine months ended September 30, 2007. In 2007, the Company had a credit that was used toward payment of this assessment.
Income Tax Expense
The Company’s effective tax rate for the nine months ended September 30, 2008 was 35.34%, compared to 34.77% for the nine months ended September 30, 2007.
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
The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below. The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet. At September 30, 2008 and September 30, 2007 the balance of the reserve was $20,825 and $20,796, respectively. At September 30, 2008 and 2007, the Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $47,148,909 and $30,450,789 at September 30, 2008 and 2007 respectively.
Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 2008 and 2007 was $980,838 and $509,373, respectively.
The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at September 30, 2008. The Company has forward sales commitments, totaling $2.7 million at September 30, 2008, to sell loans held for sale of $2.7 million. The fair value of these commitments was not significant at September 30, 2008. The Company has no embedded derivative instruments requiring separate accounting treatment.
Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company’s primary liquid assets accounted for 25.03% and 28.89% of total assets at September 30, 2008 and 2007, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At September 30, 2008, the Bank had unused short-term lines of credit totaling approximately $13,000,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale.
The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000 and other large deposits. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At September 30, 2008 and 2007, the Bank’s liquidity ratio was 14.75% and 25.47%, respectively.

Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders’ equity at September 30, 2008, of $26,270,687. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at September 30, 2008, for the Bank is 13.37% and at September 30, 2007 was 13.46%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of September 30, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
At September 30, 2008 and 2007, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.
ITEM 4
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending September 30, 2008, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.
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

BANK OF SOUTH CAROLINA CORPORATION October 29, 2008
BY:	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr.
President and Chief Executive Officer

BY:	/s/ William L. Hiott, Jr.
William L. Hiott, Jr.
Executive Vice President & Treasurer