Form 10-K
period 2008-12-31
BANK OF SOUTH CAROLINA CORP
filed 2009-03-09
CIK 1007273

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-27702
BANK OF SOUTH CAROLINA CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-1021355

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

256 Meeting Street, Charleston, SC	29401

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (843) 724-1500
Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on June 30, 2008 was: $35,677,620
As of February 27, 2009, the Registrant has out standing 3,976,599 shares of common stock.

BANK OF SOUTH CAROLINA CORPORATION
AND SUBSIDIARY

PART I
Item 1. Business
The Bank of South Carolina (the “Bank”) was organized on October 22, 1986 and opened for business as a state-chartered financial institution on February 26, 1987, in Charleston, South Carolina. The Bank was reorganized into a wholly-owned subsidiary of Bank of South Carolina Corporation (the “Company”), effective April 17, 1995. At the time of the reorganization, each outstanding share of the Bank was exchanged for two shares of Bank of South Carolina Corporation Stock.
The Company, a bank holding company within the meaning of the Bank Holding Company Act of 1956, (the “BHCA”), as amended, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). In addition the Company is registered under the laws of the South Carolina Bank Holding Company Act, and therefore is also subject to regulation by the South Carolina State Board of Financial Institutions. The Company is required to file annual reports and other information with the Federal Reserve and the South Carolina State Board of Financial Institutions regarding its financial condition, results of operations, management and intercompany relationships and transactions between the Company and its subsidiaries. Compliance with federal, state and local provisions regulating the discharge of materials into the environment had no material effect on the capital expenditures, earnings and competitive position of the Bank in fiscal year ended December 31, 2008.
The Company’s subsidiary bank, The Bank of South Carolina, is an FDIC insured state chartered financial institution, and as such, is subject to various statutory requirements, supervision and regulation, of which regular bank examinations are a part, promulgated and enforced primarily by the Federal Deposit Insurance Corporation (FDIC), through which the Bank is insured, and the South Carolina State Board of Financial Institutions. Since the primary asset of the Company is its wholly-owned subsidiary, the majority of the following discussion relates to the Bank.
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
Lending services include a full range of commercial, personal and mortgage loans. The Bank’s primary focus is on business lending. The types of commercial loans that are available include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment. From time to time the Bank may make real estate loans for land acquisition, land development or construction loans. The types of personal loans that are available include secured and unsecured loans for such purposes as financing automobiles, home improvements, education, lot acquisition, construction, home equity loans and personal investments. The Bank offers a personal checking account related line of credit. This line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. In the fourth quarter of 1993, a residential mortgage lending department was opened with mortgage loans being provided through correspondent relationships. The Bank originates, processes and closes the loan and sells (each individually) to investors on a list preapproved by the Board.

The Bank offers credit cards (through correspondent banking services) including MasterCard(TM) and Visa(TM). The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the Visa Debit Card Program. This service is called “Check Card” by the Bank and also offers purchases by the cardholder where Visa debit cards are accepted worldwide using a direct charge to their checking account. Other services offered, but not limited to, include safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank offers a courier service and ACH origination service as part of its deposit services for commercial customers. Internet Banking called “ESafe” by the Bank, offers twenty-four hour information, up-to-the minute account activity, automatic transfers or one-time transfers between accounts, actual images of customer checks, and statement viewing. The Bank began offering internet “Bill Pay” services in 2008 on personal accounts and will be adding this feature for business accounts in 2009 through a new product “eCorp”.
The Company (“BKSC”) is publicly traded on the National Association of Securities Dealers Automated Quotations (NASDAQ), and is under the reporting authority of the Securities and Exchange Commission (“SEC”). All of the Company’s electronic filings with the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on the Bank’s website, www.banksc.com. through the “Investor Relations” link. The Company’s filings are also available through the SEC’s web site at www.sec.gov or by calling 1-800-SEC-0330.
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
Since January 1, 1986, South Carolina law has permitted regional interstate banking. Pursuant to such law, several of the banks in the Tri-County Area have been acquired by banks with headquarters outside the State of South Carolina. In addition, South Carolina laws permit statewide branching by banks and savings and loan associations. As a result, the Bank encounters strong competition from local and national financial institutions as well as consumer and commercial finance companies, insurance companies, brokerage firms, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust and international banking services, which the Bank is not providing. The Bank does, however, provide a means for clearing international checks and drafts through a third party or correspondent bank.
At year- end 2008, the Bank employed 68 people, 4 of whom are considered part time employees, none of whom are subject to a collective bargaining agreement. The Bank provides a variety of benefit programs including an Employee Stock Ownership Plan and Trust, health, life, disability and other insurance. Management believes its relationship with its employees is excellent.
Item 1A. Risk Factors
Not applicable
Item 1B. Unresolved Staff Comments
Not applicable

Item 2. Description of Properties
The Bank’s headquarters and main office facility is located at 256 Meeting Street in downtown Charleston, South Carolina. The Bank currently leases this facility. On June 30, 1995 the Bank renegotiated its lease for one hundred forty (140) months with two additional ten-year terms. Base rent was $26,432 monthly payable in advance for the first twenty (20) months and the remaining one hundred twenty (120) months of the term (which began March 1, 1997) and for the two (2) extensions of the original term is $24,801 per month in advance and is adjustable by 4% of the base rent every two years. The rent, payable in equal monthly installments of $30,175, will increase to $31,382 in March 2009. In addition, the Bank leases adjacent parking facilities at $3,042 per month.
In October of 1993, the Bank opened an office at 100 N. Main Street, Summerville, SC. The lease on this facility began on August 9, 1993, with an original termination date of June 30, 1999, with two 5-year options to renew. In June of 2004, the bank was successful in renegotiating this lease. Under the new lease beginning July 1, 2004, rent increased from a fixed rate of $2,262 monthly to $30,725 annually with an increase of $3,582 each year thereafter until July 1, 2009. The new lease was negotiated so that the bank could remain in its current location with an option to expand. At the end of the five year term (June 30, 2009) The Bank of South Carolina will have three (3) ten (10) year options for renewal. During the renewal periods, the annual rent will be adjusted by the current Consumer Price Index (CPI) capped at 3% annually.
On November 1, 1995, the Bank entered into an agreement with an individual to lease property for construction of a new banking facility at 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC. The original term of the lease is for fifteen (15) years with six (6) additional terms of five (5) years each. The base rent for the first ten (10) years was $2,250 per month paid in advance. Rent for years 11 through 15 and each six (6) option periods shall be adjusted to reflect an annualized return determined by multiplying the average yield on five (5) year U.S. Treasury Notes plus 150 basis points times an assumed raw land value of $325,000. The monthly rent, however, shall never be less than the original rent of $2,250 per month. As of February 26, 2009, the rent has not increased based on the above formula.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II
Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities
There were issued and outstanding 3,976,599 shares of the 12,000,000 authorized shares of common stock of the Company at the close of the Company’s fiscal year ended December 31, 2008. These outstanding shares were held by approximately 1,200 shareholders in nominee names and of record on December 31, 2008. The common stock of the Company is traded in the “capital market” by twenty market making investment banking firms. These firms are Alternate Display Facility, Archipelago Stock Exchange, Automated Trading Desk, Chicago Board Options Exchange, Citadel Derivative Group, LLC, Domestic Securities, Inc., Hill, Thompson, Magid and Company, Howe Barnes Investments, Hudson Securities, Inc., International Securities Exchange, Knight Equity Markets, LP, Merrill Lynch, Monroe Securities Inc., Morgan Keegan & Company, Inc., Nasdaq Execution Services, LLC, Sandler O’Neill & Partners, Scott & Stringfellow, Inc., Susquehanna Financial Group, LLLP, Susquehanna Financial Group and USB Securities, LLC. Stock quotations are available through the National Association of Securities Dealers Automated Quotations (NASDAQ) where the Bank’s shares are listed as BKSC.
According to information supplied by The Nasdaq Stock Market, the range of high and low bid quotations for each quarterly period in the fiscal years 2008, 2007 and 2006 has been as follows:

	2008		2007		2006
	High	Low	High	Low	High	Low

First Quarter	15.00	13.50	17.00	15.54	16.79	14.00
Second Quarter	15.01	12.90	16.37	15.10	17.60	15.03
Third Quarter	14.64	11.31	16.48	15.10	17.21	14.80
Fourth Quarter	13.49	9.10	16.30	13.82	17.21	15.63
The Board of Directors of Bank of South Carolina Corporation declared a quarterly dividend of $.16 per share to shareholders of record March 31, 2008, payable April 30, 2008; $.16 per share to shareholders of record July 1, 2008, payable July 31, 2008; $.16 per share to shareholders of record October 1, 2008, payable October 31, 2008; $.16 per share to shareholders of record December 31, 2008, payable January 30, 2009.
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
As of January 1, 2008, there were approximately 1,200 shareholders of record with shares held by individuals and in nominee names, and on February 27, 2009, the market price for the common stock of the Company was $12.50.
Cash dividends, when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. Dividends paid by the Bank to the Company totaled $2,240,000 for the year ended December 31, 2008. The continuation by the Corporation of payment of a $.16 per share quarterly dividend will be evaluated by the Board of Directors of the Company and a dividend will be paid as justified by the earnings of the Bank, net of reserves.

The Company was authorized by its Board of Directors at its December 1995 board meeting to repurchase up to 116,462 shares of its common stock on the open market from time to time, and, at its October, 1999 Board meeting, to repurchase up to 37,812 shares of its common stock on the open market from time to time, and, at its September, 2001 Board meeting, to repurchase up to 45,375 shares of its common stock on the open market from time to time. As of this date, 199,501 shares have been repurchased by the Company with 148 shares remaining that are authorized to be repurchased. At the Annual Meeting April 2007, the shareholders’ voted to increase the number of authorized shares from 6,000,000 to 12,000,000. As of February 27, 2009, there are 4,176,100 shares of common stock issued and 3,976,599 shares of common stock outstanding.
THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST
During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. The Board of Directors of the Bank approved the cash contribution of $288,000 to The Bank of South Carolina Employee Stock Ownership Plan for the fiscal year ended December 31, 2008. The contribution was made during 2008. An amendment and restatement was made to the Employee Stock ownership plan effective January 1, 2007, approved by the Board of Directors January 18, 2007. An employee of the Bank is eligible to become a participant in the ESOP upon reaching 21 years of age and credited with one year of service (1,000 hours of service). The employee may enter the plan on the January 1st that occurs nearest the date on which the employee first satisfies the age and service requirements described above. No contributions by employees are permitted. The amount and time of contributions are at the sole discretion of the Board of Directors of the Bank. The contribution for all participants is based solely on each participant’s respective regular or base salary and wages paid by the Bank including commissions, bonuses and overtime, if any.
A participant becomes vested in the ESOP based upon the employees credited years of service. The vesting schedule is as follows;

• 1 year of service	0% Vested
• 2 Years of Service	25% Vested
• 3 Years of Service	50% Vested
• 4 Years of Service	75% Vested
• 5 Years of Service	100% Vested
The Bank is the Plan Administrator. Thomas C. Stevenson, III, Sheryl G. Sharry and Hugh C. Lane, Jr., currently serve as the Plan Administrative Committee and as Trustees for the Plan. The Plan currently owns 226,533 shares of common stock of Bank of South Carolina Corporation.

Item 6. Selected Financial Data
Consolidated Financial Highlights

	2008	2007	2006	2005	2004
For December 31:
Net Income	$2,939,297	$3,831,244	$3,928,263	$3,185,006	$1,845,623
Selected Year End Balances:
Total Assets	243,665,930	225,157,090	243,472,740	222,517,526	201,235,286
Total Loans (1)	183,538,172	158,329,035	162,557,288	159,338,650	129,107,437
Investment Securities Available for Sale	37,896,250	35,840,019	40,897,855	39,833,240	45,638,694
Federal Funds Sold and Resale Agreements	13,352,303	18,357,674	26,857,657	10,600,904	15,476,959
Interest Bearing Deposits in Other Banks	8,212	8,109	7,990	7,872	7,783
Earning Assets	234,794,937	212,534,837	230,320,790	209,780,666	190,230,873
Deposits	214,786,515	197,346,458	215,316,901	197,847,314	179,070,078
Shareholders’ Equity	26,808,064	25,692,570	23,640,431	21,505,794	19,990,716
Weighted Average Shares Outstanding-Diluted	3,977,714	3,971,349	3,945,928	3,913,119	3,868,448

For the Year:
Selected Average Balances:
Total Assets	228,987,689	236,019,185	232,257,502	225,939,657	192,034,402
Total Loans (1)	165,905,847	162,006,962	159,659,211	147,844,856	123,923,761
Investment Securities Available for Sale	37,210,126	38,810,306	39,330,090	38,596,553	34,808,745
Federal Funds Sold and Resale Agreements	14,475,859	22,548,768	19,893,084	26,109,498	20,431,597
Interest Bearing Deposits in Other Banks	510,894	8,049	7,931	7,824	7,754
Earning Assets	218,102,726	223,374,085	218,890,316	212,558,731	179,171,857
Deposits	200,955,703	209,104,665	207,459,557	203,645,606	171,036,567
Shareholders’ Equity	26,470,992	24,841,050	22,841,402	20,867,968	19,904,862

Performance Ratios:
Return on Average Equity	11.10%	15.42%	17.20%	15.26%	9.27%
Return on Average Assets	1.28%	1.62%	1.69%	1.41%	.96%
Average Equity to Average Assets	11.56%	10.53%	9.83%	9.24%	10.37%
Net Interest Margin	4.71%	5.13%	5.24%	4.58%	3.93%
Net (Recoveries) Charge-offs to Average Loans	.06%	(0.01)%	(0.02)%	0.03%	0.02%
Allowance for Loan Losses as a Percentage of Total Loans (excluding mortgage loans held for sale)	.79%	.85%	.82%	.65%	.82%

Per Share:
Basic Earnings	$0.74	$0.97	$1.01	$0.83	$0.48
Diluted Earnings	0.74	0.96	1.00	0.81	0.48
Year End Book Value	6.74	6.50	6.02	5.56	5.18
Cash Dividends Declared	0.64	0.62	0.67	0.51	0.44
Dividend Payout Ratio	86.44%	61.89%	63.76%	48.39%	66.89%

Full Time Employee Equivalents	67	68	67	64	64

(1)	Including mortgage loans held for sale
All share and per share data have been restated to reflect a 10% stock distribution declared on April 12, 2005 and a 25% stock dividend declared on April 11, 2006.

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

	For Years Ended
	December 31,
	2008	2007	2006	2005	2004
Operating Data:

Interest and fee income	$12,146,820	$16,482,178	$16,169,958	$12,383,548	$7,904,128
Interest expense	1,878,778	5,023,086	4,696,492	2,646,198	857,801

Net interest income	10,268,042	11,459,092	11,473,466	9,737,350	7,046,327
Provision (recovery) for loan losses	192,000	40,000	240,000	12,000	(103,000)

Net interest income after provision (recovery) for loan losses	10,076,042	11,419,092	11,233,466	9,725,350	7,149,327
Other income	1,472,854	1,543,869	1,467,393	1,788,472	1,748,715
Other expense	7,181,641	7,085,401	6,703,716	6,529,267	6,073,609

Income before income taxes	4,367,255	5,877,560	5,997,143	4,984,555	2,824,433
Income tax expense	1,427,958	2,046,316	2,068,880	1,799,549	978,810

Net income	$2,939,297	$3,831,244	$3,928,263	$3,185,006	$1,845,623

Basic income per share	$.74	$.97	$1.01	$0.83	$0.48

Diluted income per share	$.74	$.96	$1.00	$0.81	$0.48

Weighted average common shares-basic	3,966,193	3,943,067	3,900,707	3,859,351	3,857,411
Weighted average common shares — diluted	3,977,714	3,971,349	3,945,928	3,913,119	3,868,448
Dividends per common share	$0.64	$0.62	$0.67	$0.51	$0.44

	As of
	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:

Investment securities available for sale	$37,896,250	$35,840,019	$40,897,855	$39,833,240	$45,638,694
Total loans (1)	183,538,172	158,329,035	162,557,288	159,338,650	129,107,437
Allowance for loan losses	1,429,835	1,355,099	1,294,994	1,017,175	1,043,901
Total assets	243,665,930	225,170,090	243,472,740	222,157,526	201,235,286
Total deposits	214,786,515	197,346,458	215,316,901	197,847,314	179,070,078
Shareholders’ equity	26,808,064	25,692,570	23,640,431	21,505,794	19,990,716

(1)	Including Mortgage loans to be sold
All share and per share data have been restated to reflect a 10% stock distribution declared on April 12, 2005, and a 25% stock dividend declared on April 11, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis is included to assist the shareholders in understanding the Company’s financial condition, results of operations, and cash flow. This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in Item 8 of this report and the supplemental financial data appearing throughout this report. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.
DISCUSSION OF FORWARD-LOOKING STATEMENTS
Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this annual report contain certain “forward-looking statements” concerning the future operations of the Bank of South Carolina Corporation. Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-K. We have used “forward-looking statements” to describe future plans and strategies including our expectations of the Company’s future financial results. The following are cautionary statements. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. A variety of factors may affect the operations, performance, business strategy and results of the Company, including, but not limited to the following:
•	Risk from changes in economic, monetary policy, and industry conditions;

•	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources;

•	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation;

•	Risk inherent in making loans including repayment risks and changes in the value of collateral;

•	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans;

•	Level, composition, and re-pricing characteristics of the securities portfolio;

•	Deposit growth, change in the mix or type of deposit products and services;

•	Continued availability of senior management;

•	Technological changes;

•	Ability to control expenses;

•	Changes in compensation;

•	Risks associated with income taxes including potential for adverse adjustments;

•	Changes in accounting policies and practices;

•	Changes in regulatory actions, including the potential for adverse adjustments;

•	Recently enacted or proposed legislation;

•	Current disarray in the financial service industry.
Such forward looking statements speak only as of the date on which such statements are made and shall be deemed to be updated by any future filings made by the Company with the SEC. The Company will undertake no obligation to update any forward looking statement after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward looking statements.

OVERVIEW
Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $243.7 million in assets as of December 31, 2008 and net income of $783,862 and $2,939,297, respectively, for the three and twelve months ended December 31, 2008. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current business plan is to be a full service financial institution specializing in personal service, responsiveness, attention to detail, and long standing relationships.
The following is a discussion of the Company’s financial condition and the results of operations as of December 31, 2008 as compared to December 31, 2007 and December 31, 2007 as compared to December 31, 2006. The discussion and analysis identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.
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
There are risks inherent in all loans; therefore, the Company maintains an allowance for loan losses to absorb estimated losses on existing loans that may become uncollectible. For a detailed discussion on the allowance for loan losses see “Provision for Loan Losses”.
The Company’s results of operations depend not only on the level of its net interest income from loans and investments, but also on its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. The Company’s net interest margin for the twelve months ended December 31, 2008 was 4.71% compared to 5.13% for the twelve months ended December 31, 2007. Non-interest income includes fees and other expenses charged to customers. A more detailed discussion of interest income, non-interest income and operating expenses follows.
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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2008 TO DECEMBER 31, 2007
Net income decreased $891,947 from $3,831,244 for the year ended December 31, 2007, to $2,939,297 for the year ended December 31, 2008, a decrease of 23.28%. Basic and diluted earnings per share decreased from $.97 and $.96, respectively in 2007 to $.74 and $.74, respectively for the year ended December 31, 2008. The decrease in net income is primarily due to a decrease in interest and fees on loans and a decrease in interest on federal funds sold.
Net interest income, the major component of the Company’s net income, decreased 10.39% to $10,268,042 for the year ended December 31, 2008, from $11,459,092 for the year ended December 31, 2007. Total interest and fee income decreased 26.30% or $4,335,358, to $12,146,820 for the year ended December 31, 2008, from $16,482,178 for the year ended December 31, 2007. This decrease is due to a decrease in interest and fees on loans and a decrease in interest on federal funds sold. Recent decreases in the Federal Reserve short-term rates and the resulting decrease in the yields generated on earning assets (from variable rate loan repricing and new loans at lower rates) contributed to this decrease. Total interest and fees on loans decreased $3,350,564 or 24.69% to $10,219,052 for the year ended December 31, 2008, from $13,569,616 for the year ended December 31, 2007. Interest on federal funds sold decreased $800,790 or 71.53% to $318,695 for the year ended December 31, 2008. As of December 31, 2008, the federal funds target rate, the rate at which banks lend balances at the Federal Reserve to other depository institutions (federal funds sold), was ..25%. The federal funds target rate at December 31, 2007 was 4.25%. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities, which result in net interest spread. The average net interest spread increased from 4.12% at December 31, 2007 to 4.30% for the year ended December 31, 2008.
Average interest earning assets decreased $5,271,359, from $223,374,085 for the year ended December 31, 2007 to $218,102,726 for the year ended December 31, 2008. This decrease was primarily due to a decrease in the average balances of federal funds sold of $8,072,909 and investment securities available for sale of $1,600,180. Average loans including mortgage loans held for sale increased $3,898,885, offsetting the decrease in average federal funds sold. The yield on interest earning assets decreased 181 basis points between periods to 5.57% for the year ended December 31, 2008, from 7.38 for the year ended December 31, 2007. This decrease is primarily due to the decrease in the yield on average loans of 222 basis points and the decrease of 291 basis points on federal funds sold to 6.16% and 2.05%, respectively. Average interest bearing liabilities decreased $6,185,251 to $147,787,052 for the year ended December 31, 2008, from $153,972,303 for the year ended December 31, 2007. This decrease is primarily due to a decrease in average transaction accounts and average savings accounts. Average interest-bearing transaction accounts decreased $2,866,890 and average savings accounts decreased $2,130,883 for the year ended December 31, 2008. The yield on average transaction accounts and average savings accounts at December 31, 2008 was ..57% and .61%, respectively, compared to 2.82% and 2.59%, respectively, for the year ended December 31, 2007. The yield on average interest bearing liabilities of 1.27% at December 31, 2008 is a decrease of 199 basis points from 3.26% at December 31, 2007.
Total interest expense decreased $3,144,308 or 62.60% to $1,878,778 for the year ended December 31, 2008 from $5,023,086 for the year ended December 31, 2007. The decrease in interest expense is primarily due to the decrease in the average cost of deposits. As noted above average interest bearing liabilities decreased $6,185,251 for the year ended December 31, 2008. Interest expense on deposit accounts decreased $3,113,269 or 62.48% to $1,869,655 for the year ended December 31, 2008, from $4,982,924 for the year ended December 31, 2007.
Total provision for loan losses for the year ended December 31, 2008 was $192,000 compared to $40,000 for the year ended December 31, 2007. Management believes the allowance for loan losses at December 31, 2008, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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
The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. During the third quarter of the year ended December 31, 2007, Management determined that $20,796 of the allowance for loan loss represented the reserve for unfunded lending commitments and as such this amount was moved from the allowance for loan loss to the allowance for unfunded loans and commitments. In addition $1,507 was added to the provision of unfunded loans and commitments, for the year ending December 31, 2007, based on the methodology referred to above. During the year ended December 31, 2008, the provision for unfunded commitments was decreased by $1,478 bringing the balance to $20,825 at December 31, 2008.
Total non interest income decreased $71,015 or 4.60% to $1,472,854 for the year ended December 31, 2008 from $1,543,869 for the year ended December 31, 2007. This decrease was primarily due to a decrease of $82,628 or 14.89% in mortgage banking income. The decrease in mortgage banking income is the result of the slowdown in the real estate market locally and nationally. Mortgage loan origination fees and discount fees earned decreased from $534,395 for the year ended December 31, 2007 to $311,130 for the year ended December 31, 2008, a decrease of 41.78%.
During the year ended December 31, 2007, a security was sold at a gain of $69,792, whereas during the year ended December 31, 2008 a municipal bond was sold at a loss of $238, resulting in a decrease of $70,030 or 100.34% in other income.
Service charges, fees and commissions increased $95,145 or 10.85% from $877,155 for the year ended December 31, 2007 to $972,300. This increase resulted primarily from an increase in service charges on business accounts of $65,821 and an increase of $25,133 in overdraft fees. The increase in service charges on business accounts is due to a decrease in the earnings credit and the decrease in average balances maintained.
Banking overhead increased $96,240 or 1.36% to $7,181,641 for the year ended December 31, 2008 from $7,085,401 for the year ended December 31, 2007. Other operating expenses increased $103,679 or 6.65% to $1,663,891 for the year ended December 31, 2008 from $1,560,212 for the year ended December 31, 2007. This increase is primarily due to the increase in professional fees and insurance paid to the FDIC which increased $58,727 and $63,304, respectively, for the year ended December 31, 2008. Professional audit and legal fees increased $36,603 due to compliance with Sarbanes Oxley. The increase in insurance paid to the FDIC is due to the FDIC Insurance Reform Legislation. This Legislation allows the FDIC to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio. In 2007 the Company had a credit with the FDIC that was used toward payment of this assessment. These increases were offset by a decrease in salaries and employee benefits of $13,441 due to non replacement of employees who terminated with the Bank during 2008.
Income tax expense decreased $618,358 or 30.22% to $1,427,958 for the year ended December 31, 2008 from $2,046,316 for the year ended December 31, 2007. The company’s effective tax rate was approximately 32.70% for the year ended December 31, 2008 compared to 34.82% for the year ended December 31, 2007.

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
Net interest and fee income decreased .13% to $11,459,092 in 2007 from $11,473,466 in 2006. Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities, which result in the net interest spread. The average net interest spread decreased from 4.26% for the year ended December 31, 2006, to 4.12% for the year ended December 31, 2007. Average interest bearing assets increased $4,483,769 to $223,374,085 for the year ended December 31, 2007, from $218,890,316 in 2006. This increase was primarily due to an increase in average loans, including mortgage loans held for sale, and an increase in average federal funds sold. Average loans including mortgage loans held for sale increased $2,347,751 to $162,006,962 for the year ended December 31, 2007, from $159,659,211 in 2006. Average federal funds sold increased $2,655,684 to $22,548,768 for the year ended December 31, 2007, compared to $19,893,084 for the year ended December 31, 2006. The yield on average loans of 8.38% for the year ended December 31, 2007, remained the same as the yield for the year ended December 31, 2006. Average interest bearing liabilities increased $3,934,744 to $153,972,303 for the year ended December 31, 2007 compared to $150,037,559 in 2006. This increase is primarily due to an increase in average transaction accounts and time deposits offset by a decrease in average savings accounts. Average interest-bearing transaction accounts and average time deposits increased $1,243,331 and $4,950,835, respectively. Average savings accounts decreased $2,384,977 for the year ended December 31, 2007. The yield on average interest bearing liabilities increased from 3.13% for the year ended December 31, 2006, to 3.26% for the year ended December 31, 2007. The net interest margin decreased from 5.24% for the year ended December 31, 2006, to 5.13% for the year ended December 31, 2007.
Total interest and fee income earned on interest bearing assets increased $312,220 to $16,482,178 for the year ended December 31, 2007, from $16,169,958 for the year ended December 31, 2006. As noted above average loans increased $2,347,751. As a result interest and fees earned on loans increased $199,672 or 1.49% to $13,569,616 for the year ended December 31, 2007 form $13,369,944 in 2006. The increase on average federal funds sold led to an increase of $132,313 in interest earned to $1,119,485 for the year ended December 31, 2007, from $987,172 for the year ended December 31, 2006. Interest and dividends on investment securities decreased $19,765 to $1,793,077 for the year ended December 31, 2007, from $1,812,842 in 2006. The decrease in interest and dividends on investment securities is primarily due to a decline in average investments which resulted from the sale of investment securities, decreasing the average investment securities by $519,784. A gain of $69,792 was recognized on the sale of the investment securities compared to a loss on sale of securities of $22,950 in 2006.
Total interest expense increased $326,594 or 6.95% to $5,023,086 from $4,696,492. As noted above average time deposits increased $4,950,835 to $40,580,931 for the year ended December 31, 2007, from $35,630,096 for the year ended December 31, 2006. This resulted in an increase of $378,480 in the cost paid on time deposits. The cost on average interest bearing liabilities increased from 3.13% for the year ended December 31, 2006, to 3.26% for the year ended December 31, 2007.
During the third quarter of 2007, the methodology used by management in the analysis of the allowance for loan losses (the “Allowance”) was modified to conform to regulatory guidance. The new methodology is discussed more fully in “Allowance for Loan Losses”. Total provision for loan losses for the year ended December 31, 2007 was $40,000 compared to $240,000 for the year ended December 31, 2006. Management believes the allowance for loan losses at December 31, 2007, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.
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
Total non interest income increased $76,476 or 5.21% to $1,543,869 for the year ended December 31, 2007, from $1,467,393 at December 31, 2006. This increase was primarily due to a gain of $69,792 on the sale of securities. During 2006 there was a loss of $22,950 on the sale of securities which makes the total increase due to the gain in 2007, $92,742 or 404.10%. This increase was offset by a decrease in mortgage banking income of $35,378 or 5.99%. This decrease is primarily due to the slow down in the real estate market.
Banking overhead increased $381,685 or 5.69% to $7,085,401 for the year ended December 31, 2007 from $6,703,716 for the year ended December 31, 2006. This increase was primarily due to an increase in salaries and employee benefits and net occupancy expense as well as other operating expenses. Salaries and employee benefits increased $173,829 or 4.34% to $4,181,712 for the year ended December 31, 2007 from $4,007,883 for the year ended December 31, 2006. Salaries increased $182,071 or 5.60% due to annual merit increases and the hiring of a loan officer. Insurance increased $25,572 and payroll taxes increased $17,384. These increases were offset by a $60,000 decrease in the ESOP contribution. Total occupancy expense increased $114,074 or 9.29% to $1,341,970 for the year ended December 31, 2007 from $1,227,896 for the year ended December 31, 2006. Insurance on the properties increased $52,198 or 109.79% to $99,740 for the year ended December 31, 2007 from $47,542 for the year ended December 31, 2006. In addition, rent on the buildings increased $15,188 or 3.95%, property taxes increased $13,049 or 15.18% and depreciation on furniture fixtures and equipment increased $19,281 or 11.82%. Other operating expenses increased $92,275 or 6.29% to $1,560,212 for the year ended December 31, 2007 from $1,467,937 in 2006. This increase included $19,041 in legal fees and $10,982 in audit fees, which included an increase due to compliance with Sarbanes Oxley. Data processing fees increased $9,682, check and ACH clearing fees increased $10,838, contributions increased $16,234 and sundry losses increased $15,586.
Income tax expense decreased $22,564 or 1.09% to $2,046,316 for the year ended December 31, 2007 from $2,068,880 for the year ended December 31, 2006. The Company’s effective tax rate was approximately 34.82% for the year ended December 31, 2007 compared to 34.50% for the year ended December 31, 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
ASSET AND LIABILITY MANAGEMENT
The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. At year end 2008, total assets were $243,665,930 an increase of 8.22% from year end 2007, total deposits were $214,786,515, an increase of 8.84% from the end of the previous year, while short-term borrowings, consisting of Demand Notes Issued to U.S. Treasury, increased $72,127 or 7.77% to $1,000,000 for the year ended December 31, 2008 from $927,873 for the year ended December 31, 2007.
At December 31, 2008, approximately 96.36% of the Company’s assets were earning assets composed of U.S. Treasury, Government Sponsored Enterprises and Municipal Securities in the amount of $37,896,250, Federal Funds Sold and interest bearing deposits in other banks in the amount of $13,360,515 and total loans including mortgage loans held for sale in the amount of $183,538,172.
The yield on a majority of the Company’s earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company’s liabilities are issued with fixed terms and can be repriced only at maturity. During 2004 deposits grew at a faster rate than loans and the net interest margin decreased 43 basis points from January to December. In 2005 the Bank’s loans grew 23.42% compared to an increase of 10.49% in deposits. As a result the net interest margin increased 65 basis points to 4.58% at December 31, 2005 compared to 3.93% for the year ended December 31, 2004. In 2006, net interest margin increased 66 basis points to 5.24% for the year ended December 31, 2006, from 4.58% at December 31, 2005, as a result of an increase in loan growth. The Bank’s net interest margin decreased 11 basis points from 5.24% at December 31, 2006 to 5.13% at December 31, 2007 due to a decrease in interest rates and a decrease in loan growth. During the year ended December 31, 2008 the net interest margin decreased from 5.13% for the year ended December 31, 2007 to 4.71%.
MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and rates. For the Company, this risk is constituted primarily of interest rate risk in its lending and investing activities as they relate to their funding by deposit and borrowing activities.
The Bank’s policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities and to attempt to maintain an asset positive position over a 6 month period. In adhering to this policy, unless there is a sudden extraordinary drop in the interest rate, it is anticipated that the Bank’s net interest margins will not be materially affected by changes in interest rates. The average net interest rate spread for 2008 increased to 4.30% from 4.12% for 2007 and the average net interest margin for 2008 decreased to 4.71% from 5.13% for 2007. Management will continue to monitor its asset sensitive position.
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
At December 31, 2008, the average maturity of the investment portfolio was 2 years 7.4 months with an average yield of 4.38% compared to 2 year 9.2 months with an average yield of 4.51% at December 31, 2007.
The Company does not take foreign exchange or commodity risks. In addition the Company does not own mortgage-backed securities, nor does it have any exposure to the sub-prime market or any other distressed debt instruments.

The following table summarizes the Bank’s interest sensitivity position as of December 31, 2008:

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less			Estimated
		Than 3	Than 6	Than 1	Than 5	5 years		Fair
	1 Day	Months	Months	Year	Years	or More	Total	Value
Earning Assets
(in 000’s)
Loans (1)	$124,143	$12,601	$7,639	$5,373	$33,549	$298	$183,603	$189,497
Investment securities	—	830	—	9,864	18,711	7,068	36,473	37,896
Short term investments	8	—	—	—	—	—	8	8
Federal funds sold	13,352	—	—	—	—	—	13,352	13,352

Total	$137,503	$13,431	$7,639	$15,237	$52,260	$7,366	$233,436	$240,753

Interest Bearing Liabilities (in 000’s)

CD’s and other time deposits 100,000 and over	$—	$15,570	$7,928	$3,308	$551	$—	$27,357	$27,452
CD’s and other time deposits under 100,000	112	6,949	3,501	3,575	1,561	—	15,698	15,829
Money market and interest bearing demand accounts	110,782	—	—	—	—	—	110,782	110,782
Savings	8,290	—	—	—	—	—	8,290	8,290
Short term borrowings	1,000	—	—	—	—	—	1,000	1,000

	$120,184	$22,519	$11,429	$6,883	$2,112	$—	$163,127	$163,343

Net	$17,319	$(9,088)	$(3,790)	$8,354	$50,148	$7,366	$70,309	$77,410

Cumulative		$8,231	$4,441	$12,795	$62,943	$70,309

(1)	Including mortgage loans held for sale. Excluding deferred fees.
LIQUIDITY
Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets. The following table summarizes future contractual obligations as of December 31, 2008:

	Payment Due by Period
		Less than	1-5	After 5
	Total	1 Year	Years	Years

Contractual Obligations (in 000’s)
Time deposits	$43,055	$40,943	$2,112	$—
Short-term borrowings	1,000	1,000	—	—

Operating leases	3,645	462	1,738	1,445

Total contractual cash obligations	$47,700	$42,405	$3,850	$1,445

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

Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk. A significant portion of the Company’s securities are pledged as collateral for TT&L borrowings and public funds deposits. All of the securities presently owned by the Bank are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity for the Company. At December 31, 2008, the Bank had unused short-term lines of credit totaling approximately $18,000,000 (which are withdrawable at the lender’s option). Management believes that these sources, including the Federal Reserve Discount Window, are adequate to meet its liquidity needs. Liquidity at the Company level is provided through cash dividends from the Bank and the capacity of the Company to raise additional borrowed funds as needed.
Composition of Average Assets

	2008	2007	2006	2005	2004
Loans (1)	$165,905,847	$162,006,962	$159,659,211	$147,844,856	$123,923,761
Investment securities available for sale	37,210,126	38,810,306	39,330,090	38,596,553	34,808,745
Federal funds sold and other investments	14,986,753	22,556,817	19,901,015	26,117,322	20,439,351
Non-earning assets	10,884,963	12,645,100	13,367,186	13,380,926	12,862,545

Total average assets	$228,987,689	$236,019,185	$232,257,502	$225,939,657	$192,034,402

(1)	Including mortgage loans held for sale
Average earning assets decreased by $5,271,359 from 2007 to 2008. Average earning assets decreased primarily as a result of a decrease in average federal funds sold. Average federal funds sold decreased $8,072,909 or 35.81% from $22,548,768 at December 31, 2007 to $14,475,859 at December 31, 2008.
ANALYSIS OF CHANGES IN NET INTEREST INCOME
The following table shows changes in interest income and expense based upon changes in volume and changes in rates:

	2008 vs. 2007			2007 vs. 2006			2006 vs. 2005
			Net Dollar			Net Dollar			Net Dollar
	Volume	Rate	Change (1)	Volume	Rate	Change (1)	Volume	Rate	Change (1)
Loans (2)	$319,364	$(3,669,928)	$(3,350,564)	$196,646	$3,026	$199,672	$870,323	$2,198,109	$3,068,432
Investment securities available for sale	(72,076)	(111,928)	(184,004)	(24,006)	4,241	(19,765)	24,094	543,643	567,737
Federal funds sold and and other investments	(289,842)	(510,948)	(800,790)	131,835	478	132,313	(232,314)	382,555	150,241

Interest Income	$(42,554)	$(4,292,804)	$(4,335,358)	$304,475	$7,745	$312,220	$662,103	$3,124,307	$3,786,410

Interest-bearing transaction accounts	$(78,764)	$(2,224,793)	$(2,303,557)	$35,140	$(9,146)	$25,994	$94,708	$1,133,240	$1,227,948
Savings	(46,710)	(184,617)	(231,327)	(62,831)	(21,002)	(83,833)	14,469	162,438	176,907
Time deposits	(41,587)	(536,798)	(578,385)	213,789	164,691	378,480	2,463	627,862	630,325
Federal funds purchased	64	0	64	0	0	0	(825)	0	(825)
Demand notes issued to U.S. Treasury	(9,429)	(21,674)	(31,103)	6,029	(76)	5,953	4,052	11,887	15,939

Interest expense	$(176,426)	$(2,967,882)	$(3,144,308)	$192,127	$134,467	$326,594	$114,867	$1,935,427	$2,050,294

Increase (decrease) in net interest income			$(1,191,050)			$(14,374)			$1,736,116

(1)	Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.

(2)	Including mortgage loans held for sale

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate (1)	Balance	Earned	Rate (1)	Balance	Earned	Rate (1)

Interest-Earning Assets
Loans (2)	$165,905,847	$10,219,052	6.16%	$162,006,962	$13,569,616	8.38%	$159,659,211	$13,369,944	8.38%
Investment securities available for sale	37,210,126	1,609,073	4.32%	38,810,306	1,793,077	4.62%	39,330,090	1,812,842	4.61%
Federal funds sold	14,475,859	296,145	2.05%	22,548,768	1,119,366	4.96%	19,893,084	987,054	4.96%
Other investments	510,894	22,550	4.41%	8,049	119	1.49%	7,931	118	1.49%

Total earning assets	$218,102,726	$12,146,820	5.57%	$223,374,085	$16,482,178	7.38%	$218,890,316	$16,169,958	7.39%

Interest-Bearing Liabilities:
Interest bearing transaction accounts	$98,697,073	$564,989	.57%	$101,563,963	$2,868,546	2.82%	$100,320,632	$2,842,552	2.83%
Savings	8,860,083	53,701	.61%	10,990,966	285,028	2.59%	13,375,943	368,861	2.76%
Time deposits	39,638,075	1,250,965	3.16%	40,580,931	1,829,350	4.51%	35,630,096	1,450,870	4.07%
Federal funds purchased	2,732	64	2.34%	—	—	—	—	—	—
Demand notes issued to U.S. Treasury	589,089	9,059	1.54%	836,443	40,162	4.80%	710,888	34,209	4.81%

Total interest bearing liabilities	$147,787,052	$1,878,778	1.27%	$153,972,303	$5,023,086	3.26%	$150,037,559	$4,696,492	3.13%

Net interest spread			4.30%			4.12%			4.26%
Net interest margin			4.71%			5.13%			5.24%
Net interest income		$10,268,042			$11,459,092			$11,473,466

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis.

(2)	Average loan balances include non-accrual loans and mortgage loans held for sale.
INVESTMENT PORTFOLIO
The following is a schedule of the Bank’s investment portfolio as of December 31, 2008, as compared to December 31, 2007, and December 31, 2007 to December 31, 2006:

	DECEMBER 31, 2008
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Treasury Notes	$2,964,269	$262,137	$—	$3,226,406
Government-Sponsored Enterprises	21,018,811	998,158	—	22,016,968
Municipal Securities	12,489,652	183,123	19,899	12,652,876

Total	$36,472,731	$1,443,418	$19,899	$37,896,250

	DECEMBER 31, 2007
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

U.S. Treasury Bills	$2,948,002	$148,091	$—	$3,096,093
Government-Sponsored Enterprises	21,873,129	466,859	—	22,339,988
Municipal Securities	10,336,322	89,464	21,848	10,403,938

Total	$35,157,453	$704,414	$21,848	$35,840,019

	DECEMBER 31, 2006
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

U.S. Treasury Bills	$5,968,555	$8,045	$—	$5,976,600
Other U.S. Treasury Obligations	5,869,713	61,287	—	5,931,000
Government-Sponsored Enterprises	23,798,027	64,356	69,083	23,793,300
Municipal Securities	5,228,611	29,344	61,000	5,196,955

Total	$40,864,906	$163,032	$130,083	$40,897,855

The Bank’s investment portfolio had a weighted average yield of 4.38%, 4.51% and 4.69% at December 31, 2008, 2007 and 2006, respectively.
LOAN PORTFOLIO COMPOSITION
The following is a schedule of the Bank’s loan portfolio, excluding mortgage loans held for sale, as of December 31, 2008, as compared to December 31, 2007, 2006, 2005 and 2004:

	Book Value (in 000’s)
Type	2008	2007	2006	2005	2004
Commercial and industrial loans	$46,840	$51,443	$53,609	$52,373	$44,829
Real estate loans	127,405	98,738	99,932	98,619	76,094
Loans to individuals for household, family and other personal expenditures	5,667	5,507	4,872	4,941	6,256
All other loans (including overdrafts)	226	709	259	170	225

Total Loans (excluding unearned income)	$180,138	$156,397	$158,672	$156,103	$127,404

As a Bank with a mission to serve its community, there is a geographic concentration of loans in Charleston, Dorchester and Berkeley Counties.

The Bank had no foreign loans or loans to fund leveraged buyouts (LBO’s) during 2008, 2007, 2006, 2005 or 2004.
SELECTED LOAN MATURITY (IN 000’S)

	One year or	Over one but less	Over five
Type	less	than five years	years	Total
Commercial and industrial loans	$26,283	$16,620	$3,937	$46,840
Real estate loans	41,380	43,550	42,475	127,405
Loans to individuals for household, family and other personal expenditures	2,900	2,412	355	5,667
All other loans (including overdrafts)	160	66	—	226

Total Loans (excluding unearned income)	$70,723	$62,648	$46,767	$180,138

IMPAIRED AND RESTRUCTURED LOANS
The Bank had impaired loans totaling $1,802,291 as of December 31, 2008 compared to $882,269, $10,864, $80,852 and $65,751 as of December 31, 2007, 2006, 2005 and 2004, respectively. The impaired loans include non-accrual loans with balances at December 31, 2008, 2007, 2006, 2005, and 2004 of $75,486, $761,748, $10,864, $80,852 and $65,751, respectively. The Bank had no restructured loans at December 31, 2008, one restructured loan at December 31, 2007, in the amount of $10,567, no restructured loans at December 31, 2006, one restructured loan included in non accrual loans at December 31, 2005 in the amount of $3,394 and no restructured loans at December 31, 2004. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.
NON-ACCRUAL AND PAST DUE LOANS
The Bank had $75,486 in non-accrual loans as of December 31, 2008, compared to $761,748, $10,864, $80,852 and $65,751 as of December 31, 2007, 2006, 2005 and 2004, respectively. There were no loans at December 31, 2008 that was over 90 days past due still accruing interest compared to one loan at December 31, 2007 over 90 days past due still accruing interest in the amount of $1,288.
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
ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. The adequacy of the allowance for loan losses (the “Allowance”) is reviewed monthly by the Loan Committee and on a quarterly basis by the Board of Directors. For purposes of this analysis, adequacy is defined as a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented. The methodology employed for this analysis was modified in the third quarter of 2007 and again in the fourth quarter of 2008 to conform to regulatory guidance. The new methodology is based on a Reserve

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
Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans and overmargined real estate lending. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Although the aggregate total of classified loans has increased, Management is confident in the adequacy of the sources of repayment. Sizable unsecured principal balances on a non-amortizing basis are monitored.
Management revised the credit rating matrix in order to rate all extensions of credit providing a more specified picture of the risk each loan poses to the quality of the loan portfolio. There are eight possible ratings based on ten different qualifying characteristics. The ten characteristics are: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance, debt service coverage and the borrower’s leverage. A weighted average method is used to determine the loan grade with cash flow and financial statements being weighted double. The matrix is designed to meet management’s standards and expectations of loan quality. In addition to the rating matrix, the Company rates its credit exposure on the basis of each loan and the quality of each borrower.
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
The Bank has over 250 years of lending management experience among nine members of lending staff. In addition to the lending staff the Bank has an Advisory Board for each branch comprised of business and community leaders from the specific branch’s market area. Management meets with these boards quarterly to discuss the trends and conditions in each respective market.
There has been an influx of new banks within the Company’s geographic area. This increase has decreased the local industry’s overall margins as a result of pricing competition. Management believes that the borrowing base of the Bank is well established and therefore unsound price competition is not necessary.
The risk associated with the effects of changes in credit concentration includes loan concentration, geographic concentration and regulatory concentration.
As of December 31, 2008, there were only four Standard Industrial Code groups that comprised more than three percent of the Bank’s total outstanding loans. The four groups are non-residential building operations, offices and clinics of doctors, real-estate agents and managers and legal services.
The Company is located along the coast and on an earthquake fault, increasing the chances that a natural disaster may impact the Bank and its borrowers. The Company has a Disaster Recovery Plan in place; however, the amount of time it would take for our customers to return to normal operations is unknown.
Loan and credit administration risk includes collateral documentation, insurance risk and maintaining financial information risk.
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
Based on the evaluation described above, the Company recorded a provision for loan loss of $192,000 for the year ended December 31, 2008 compared to $40,000 for the year ended December 31, 2007. At December 31, 2008 the five year average loss ratios were: .051% Commercial, .0352% Consumer, .000% 1-4 Residential, .000% Real Estate Construction and .032% Real Estate Mortgage. At December 31, 2007 the five year average loss ratios were: .024% Commercial, .015% Consumer, .022% 1-4 Residential, .000% Real Estate Construction and .004% Real Estate Mortgage.

During the year ended December 31, 2008 charge-offs of $114,313 and recoveries of $17,049 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $1,429,835 or 0.79% of total loans at December 31, 2008, compared to charge-offs of $29,702 and recoveries of $50,603 resulting in an allowance for loan losses of $1,335,099 or .85% of total loans at December 31, 2007.
Net charge-offs were $97,264 as compared to net recoveries were $20,901 for the year ended December 31, 2007. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.
The Company had $16,387 in unallocated reserves at December 31, 2008 related to other inherent risk in the portfolio compared to unallocated reserves of $90,046 at December 31, 2007. Management believes the allowance for loan losses at December 31, 2008, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company. The Allowance is also subject to examination testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the Allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require the Company to adjust its Allowance based on information available to them at the time of their examination.
The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. During the third quarter of the year ended December 31, 2007, Management determined that $20,796 of the allowance for loan loss represented the reserves for unfunded lending commitments. This amount was moved from the allowance for loan loss to the allowance for unfunded loans and commitments. In addition $1,507 was added to the provision of unfunded loans and commitments, for the year ending December 31, 2007, based on the methodology referred to above with $1,478 recovered in 2008, leaving a balance of $20,825 at December 31, 2008.

	SUMMARY OF LOAN LOSS EXPERIENCE
	Year Ended
	December 31,
	2008	2007	2006	2005	2004

Allowance for loan losses, beginning of year	$1,335,099	$1,294,994	$1,017,175	$1,043,901	$1,169,627

Charge-offs:
Commercial	34,878	14,535	9,164	—	89,308
Consumer	3,470	4,336	15,692	45,982	6,457
Real estate	75,965	—	—	—	—
Other	—	10,831	—	410	2,890

Total charge-offs	114,313	29,702	24,856	46,392	98,655

Recoveries:
Commercial	10,173	164	50,227	5,461	63,443
Consumer	570	49,756	4,233	2,145	12,486
Real estate	6,306	—	—	—	—
Other	—	683	8,215	60	—

Total recoveries	17,049	50,603	62,675	7,666	75,929

Net charge-offs (recoveries)	97,264	(20,901)	(37,819)	38,726	22,726
Additions (recovery) to reserve through provision expense	192,000	40,000	240,000	12,000	(103,000)
Adjustment for unfunded lending commitments	—	(20,796)	—	—	—

Allowance for loan losses, end of year	$1,429,835	$1,335,099	$1,294,994	$1,017,175	$1,043,901

Ratio of net charge-offs (recoveries)during the period to average loans outstanding during the period	.059%	(.013)%	(.024)%	.026%	(.083)%
Reserve for unfunded lending commitments	$22,303	$—	$—	$—	$—
Adjustment for unfunded lending commitments	—	20,796	—	—	—
(Recovery) provisions for unfunded lending commitments	(1,478)	1,507	—	—	—

Reserve for unfunded lending commitments, end of year	$20,825	$22,303	$—	$—	$—

DEPOSITS

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less
		Than 3	Than 6	Than 1	Than 5	5 years
(in 000’s)	1 Day	Months	Months	Year	Years	or More	Total
CD’s and other time deposits 100,000 and over	$—	$15,570	$7,928	$3,308	$551	$—	$27,357
CD’s and other time deposits under 100,000	$112	$6,949	$3,501	$3,575	$1,561	$—	$15,698
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
The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below. The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At December 31, 2008 the balance of this reserve was $20,825 compared to $22,303 at December 31, 2007. At December 31, 2008 and 2007, the Company had no interests in non-consolidated special purpose entities.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $42,875,855 and $43,605,731 at December 31, 2008 and 2007 respectively.
Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At December 31, 2008 and 2007, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2008 and 2007 was $592,335 and $1,234,623, respectively.
The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. The fair value of these commitments was not significant at December 31, 2008 and 2007. The Company had forward sales commitments, totaling $3,465,222 at December 31, 2008, to sell loans held for sale of $3,465,222. At December 31, 2007, the Company had forward sales commitments of $2.0 million. The fair value of these commitments was not significant at December 31, 2008 or 2008. The Company has no embedded derivative instruments requiring separate accounting treatment.

Once the Company sells certain fixed rate residential loans, the loans are no longer reportable on the Company’s balance sheet. With most of these sales, the Company has an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to six months. The unpaid principal balance of loans sold with recourse was $12,186,000 at December 31, 2008 and $28,438,000 at December 31, 2007. As of the year ended December 31, 2008 no loans have been repurchased.
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
CAPITAL RESOURCES
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercising of stock options of $124,000 in 1995, 1996, 1997, 1998; $603,368 in 2006; $213,680 in 2007; and $202,829 in 2008, for a total shareholders’ equity at December 31, 2008, of $26,808,064. The rate of asset growth from the Bank’s inception has not negatively impacted this capital base. The risk based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at December 31, 2008, for the Bank was 13.35% and 13.55% at December 31, 2007. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
At December 31, 2008 and 2007, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.
Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2008.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Bank of South Carolina Corporation and subsidiary
Charleston, South Carolina
We have audited the accompanying consolidated balance sheet of Bank of South Carolina Corporation and subsidiary (the Corporation) as of December 31, 2008, 2007 and 2006 and the related consolidated statement of operations, shareholders’ equity and comprehensive income, and cash flows for each of years in the three year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and subsidiary at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to examine management’s assertion about the effectiveness of Bank of South Carolina Corporation’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Elliott Davis, LLC
Columbia, South Carolina
February 24, 2009

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2008	2007
ASSETS

Cash and due from banks	$6,852,023	$9,716,533
Interest bearing deposits in other banks	8,212	8,109
Federal funds sold	13,352,303	18,357,674
Investment securities available for sale	37,896,250	35,840,019
Mortgage loans to be sold	3,465,222	1,981,018
Loans	180,072,950	156,348,017
Less: Allowance for loan losses	(1,429,835)	(1,335,099)

Net loans	178,643,115	155,012,918

Premises, equipment and leasehold improvements, net	2,424,476	2,619,608
Accrued interest receivable	1,016,659	1,383,598
Other assets	7,670	237,613

Total assets	$243,665,930	$225,157,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing demand	$52,659,020	$58,390,190
Interest bearing demand	46,076,897	45,977,954
Money market accounts	64,705,925	45,677,850
Certificates of deposit $100,000 and over	27,356,516	22,122,593
Other time deposits	15,697,678	15,448,046
Other savings deposits	8,290,479	9,729,825

Total deposits	214,786,515	197,346,458

Short-term borrowings	1,000,000	927,873
Accrued interest payable and other liabilities	1,071,351	1,190,189

Total liabilities	216,857,866	199,464,520

Commitments and contingencies (note 8)	—	—

Shareholders’ equity:
Common stock — No par, 12,000,000 shares authorized; Issued 4,176,100 shares at December 31, 2008 and 4,153,485 at December 31, 2007 Shares outstanding 3,976,599 at December 31, 2008 and 3,953,984 at December 31, 2007	—	—

Additional paid in capital	23,229,045	22,978,812
Retained earnings	4,375,166	3,976,706
Treasury stock; 199,501 shares at December 31, 2008 and 2007	(1,692,964)	(1,692,964)
Accumulated other comprehensive income, net of income taxes	896,817	430,016

Total shareholders’ equity	26,808,064	25,692,570

Total liabilities and shareholders’ equity	$243,665,930	$225,157,090

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Interest and fee income

Interest and fees on loans	$10,219,052	$13,569,616	$13,369,944
Interest and dividends on investment securities	1,609,073	1,793,077	1,812,842
Other interest income	318,695	1,119,485	987,172

Total interest and fee income	12,146,820	16,482,178	16,169,958

Interest expense
Interest on deposits	1,869,655	4,982,924	4,662,283
Interest on short-term borrowings	9,123	40,162	34,209

Total interest expense	1,878,778	5,023,086	4,696,492

Net interest income	10,268,042	11,459,092	11,473,466
Provision for loan losses	192,000	40,000	240,000

Net interest income after provision for loan losses	10,076,042	11,419,092	11,233,466

Other income
Service charges, fees and commissions	972,300	877,155	873,901
Mortgage banking income	472,326	554,954	590,332
Other non-interest income	28,466	41,968	26,110
Gain (loss) on sale of securities	(238)	69,792	(22,950)

Total other income	1,472,854	1,543,869	1,467,393

Other expense
Salaries and employee benefits	4,168,271	4,181,712	4,007,883
Net occupancy expense	1,350,957	1,341,970	1,227,896
Other operating expenses	1,663,891	1,560,212	1,467,937
(Recovery of) provision for unfunded loans and commitments	(1,478)	1,507	—

Total other expense	7,181,641	7,085,401	6,703,716

Income before income tax expense	4,367,255	5,877,560	5,997,143
Income tax expense	1,427,958	2,046,316	2,068,880

Net income	$2,939,297	$3,831,244	$3,928,263

Basic income per common share	$0.74	$0.97	$1.01

Diluted income per common share	$0.74	$0.96	$1.00

Weighted average shares outstanding
Basic	3,966,193	3,943,067	3,900,707

Diluted	3,977,714	3,971,349	3,945,928

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					ACCUMULATED
		ADDITIONAL			OTHER
	COMMON	PAID IN	RETAINED	TREASURY	COMPREHENSIVE
	STOCK	CAPITAL	EARNINGS	STOCK	INCOME (LOSS)	TOTAL
December 31, 2005	$—	$22,077,627	$1,173,050	$(1,692,964)	$(51,919)	$21,505,794
Comprehensive income:
Net income	—	—	3,928,263	—	—	3,928,263
Net unrealized losses on securities (net of tax effect of $34,192)	—	—	—	—	57,530	57,530
Reclassification adjustment for losses included in net income (net of tax effect of $8,492)					15,147	15,147

Total comprehensive income	—	—	—	—	—	4,000,940

Exercise of Stock Options	—	603,368	—	—	—	603,368
Stock-based compensation expense	—	38,923	—	—	—	38,923
Cash paid on fractional shares 25% stock dividend			(3,913)			(3,913)
Cash dividends ($0.67 per common share)	—	—	(2,504,681)	—	—	(2,504,681)

December 31, 2006	$—	$22,719,918	$2,592,719	$(1,692,964)	$20,758	$23,640,431
Comprehensive income:
Net income	—	—	3,831,244	—	—	3,831,244
Net unrealized gains on securities (net of tax effect of $266,181)	—	—	—	—	453,227	453,227

Reclassification adjustment for gains included in net income (net of tax effect of $25,823)	—	—	—	—	(43,969)	(43,969)

Total comprehensive income	—	—	—	—	—	4,240,502

Exercise of Stock Options	—	213,680	—	—	—	213,680
Stock-based compensation expense	—	45,214	—	—	—	45,214
Cash dividends ($0.62 per common share)	—	—	(2,447,257)	—	—	(2,447,257)

December 31, 2007	$—	$22,978,812	$3,976,706	$(1,692,964)	$430,016	$25,692,570
Comprehensive income:
Net income	—	—	2,939,297	—	—	2,939,297
Net unrealized gains on securities (net of tax effect of $274,065)	—	—	—	—	466,651	466,651
Reclassification adjustment for losses included in net income (net of tax effect of $88)	—	—	—	—	150	150

Total comprehensive income	—	—	—	—	—	3,406,098

Exercise of Stock Options	—	202,829	—	—	—	202,829

Stock-based compensation expense	—	47,404	—	—	—	47,404

Cash dividends ($0.64 per common share)	—	—	(2,540,837)	—	—	(2,540,837)

December 31, 2008	$—	$23,229,045	$4,375,166	$(1,692,964)	$896,817	$26,808,064

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$2,939,297	$3,831,244	$3,928,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	249,444	267,437	242,239
(Gain) loss on sale of securities	238	(69,792)	22,950
Provision for loan losses	192,000	40,000	240,000
Stock-based compensation expense	47,404	45,214	38,923
Deferred income taxes	(33,458)	(28,504)	(78,356)
Accretion of unearned discounts on investment securities	(17,235)	(75,175)	(201,598)
Origination of mortgage loans held for sale	(39,380,636)	(52,951,007)	(60,843,768)
Proceeds from sale of mortgage loans held for sale	37,896,432	54,930,717	60,213,352
Decrease (increase) in accrued interest receivable and other assets	356,188	204,172	(652,405)

(Decrease) increase in accrued interest payable and other liabilities	(122,456)	(301,996)	203,220

Net cash provided by operating activities	2,127,218	5,892,310	3,112,820

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	4,455,000	315,000	24,263,906
Purchase of investment securities available for sale	(6,273,281)	(6,449,831)	(28,004,512)
Net decrease (increase) in loans	(23,822,197)	2,248,648	(2,550,403)
Purchase of premises, equipment and leasehold improvements, net	(54,312)	(224,959)	(163,240)
Proceeds from sale of available for sale securities	520,000	11,987,250	2,970,000

Net cash provided (used) by investing activities	(25,174,790)	7,876,108	(3,484,249)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	17,440,057	(17,970,443)	17,469,587
Net (decrease) increase in short—term borrowings	72,127	(1,784,810)	668,433
Dividends paid	(2,537,219)	(2,757,797)	(2,025,344)
Fractional shares paid	—	—	(3,913)
Stock options exercised	202,829	213,680	603,368

Net cash (used) provided by financing activities	15,177,794	(22,299,370)	16,712,131

Net (decrease) increase in cash and cash equivalents	(7,869,778)	(8,530,952)	16,340,702
Cash and cash equivalents at beginning of year	28,082,316	36,613,268	20,272,566

Cash and cash equivalents at end of year	$20,212,538	$28,082,316	$36,613,268

Supplemental disclosure of cash flow data:
Cash paid during the year for:
Interest	$2,035,428	$5,093,366	$4,442,208

Income taxes	$1,442,747	$2,108,204	$2,246,223

Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized loss on securities available for sale, net of income taxes	$466,801	$409,258	$72,667

Real estate acquired through foreclosure	$—	$—	$—

Change in dividends payable	$3,618	$(310,540)	$479,338

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investment Securities: The Company accounts for its investment securities in accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Investments are classified into three categories as follows: (1) Held to Maturity — debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading — debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale — debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis. All securities were classified as available for sale for 2008 and 2007.

Mortgage Loans to be Sold: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. At December 31, 2008 and 2007, the Company had approximately $3.5 million and $2.0 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS No. 140), and are included in mortgage banking income in the consolidated statements of operations.

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

The Company accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. This statement requires that all creditors value loans for which it is estimated that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan’s fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan’s effective interest rate.

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

Concentration of Credit Risk: The Company’s primary market consists of the counties of Berkeley, Charleston and Dorchester, South Carolina. At December 31, 2008, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

(Continued)

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

Other Real Estate Owned: Other real estate owned is recorded at the lower of fair value less estimated selling costs or cost and is included in other assets on the consolidated balance sheets. There was no other real estate owned at December 31, 2008 or 2007. Gains and losses on the sale of other real estate owned and subsequent write-downs from periodic reevaluation are charged to other operating income.

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

There were options for 4,500 shares granted in 2008, options for 10,000 shares granted in 2007 and options for 32,500 shares granted in 2006. The weighted average fair value per share of options granted, amounted to $3.65 for options granted in March 2008, $4.50 for options granted in January 2007, $4.46 for options granted in June of 2007 and $4.54 for options granted in 2006. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: dividend yield of 3.94%, 2.75% and 3.58% for 2008, 2007 and 2006, respectively; historical volatility of 32.01%, 25.68% and 29.98% for 2008, 2007 and 2006, respectively; risk-free interest rate of 3.34%, for options granted in March 2008, 4.70% for 5,000 options granted in January 2007 and 5.16% for 5,000 options granted in June of 2007 and 4.36% for the options granted in 2006; expected lives of the options of 10 years for 2008, 2007 and 2006, respectively.

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

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and liabilities measured at fair value on a recurring basis at December 31, 2008 are as follows:

		Significant
	Quoted Market	Other	Significant
	Price in active	Observable	Unobservable
	markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available for Sale Securities	$3,226,406	$34,669,844	$—
Mortgage loans held for sale	$—	$3,465,222	$—
Total	$3,226,406	$38,135,066	$—
The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at December 31, 2008 was $1,802,291.

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

Cash Flows: Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average reserve requirement was approximately $700,000 and $759,937 for the reserve periods ended December 31, 2008 and 2007, respectively.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements: The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (SFAS”) No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the Company on January 1, 2009. SFAS 160 had no impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 was effective for the Company on January 1, 2009 and will result in additional disclosures if the Company enters into any material derivative or hedging activities.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 was effective for the Company on January 1, 2009. The adoption of FSP 140-3 had no impact on the Company’s financial position, results of operations or cash flows.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements- Continued

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP was effective for the Company on January 1, 2009 and had no material impact on the Company’s financial position, results of operations or cash flows.

In May, 2008, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 was effective November 15, 2008. The FASB has stated that it does not expect SFAS 162 will result in change in current practice. The application of SFAS 162 had no effect on the Company’s financial position, results of operations or cash flows.

The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP No. APB 14-1”). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position was effective as of January 1, 2009 and had no material effect on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 was effective January 1, 2009 and had no effect on the Company’s financial position, results of operations, earnings per share or cash flows.

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

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position had no material effect on the Company’s financial position, results of operations or cash flows.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements- Continued

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

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 6) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 and determined that it did not result in a change to its impairment estimation techniques.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities. The FSP is effective for the first reporting period ending after December 15, 2008. This FSP had no material impact on the financial position of the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2008 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	DECEMBER 31, 2008
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Treasury Notes	$2,964,269	$262,137	$—	$3,226,406
Government-Sponsored Enterprises	21,018,810	998,158	—	22,016,968
Municipal Securities	12,489,652	183,123	19,899	12,652,876

Total	$36,472,731	$1,443,418	$19,899	$37,896,250

	DECEMBER 31, 2007
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Treasury Notes	$2,948,002	148,091	—	3,096,093
Government-Sponsored Enterprises	21,873,129	466,859	—	22,339,988
Municipal Securities	10,336,322	89,464	21,848	10,403,938

Total	$35,157,453	$704,414	$21,848	$35,840,019

	DECEMBER 31, 2006
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
U.S. Treasury Bonds	$5,968,555	8,045	—	5,976,600
U.S. Treasury Notes	5,869,713	61,287	—	5,931,000
Government-Sponsored Enterprises	23,798,027	64,356	69,083	23,793,300
Municipal Securities	5,228,611	29,344	61,000	5,196,955

Total	$40,864,906	$163,032	$130,083	$40,897,855

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and estimated fair value of investment securities available for sale at December 31, 2008, by contractual maturity are as follows:

		ESTIMATED
	AMORTIZED	FAIR
	COST	VALUE
Due in one year or less	$10,693,720	$10,974,338
Due in one year to five years	18,710,931	19,734,076
Due in five years to ten years	4,811,548	4,941,070
Due in ten years and over	2,256,532	2,246,766

Total	$36,472,731	$37,896,250

During 2008, $520,000 of Available for Sale Securities were sold at a loss of $238. During 2007, $11,987,250 of Available for Sale Securities was sold for a gain of $69,792 in order to increase the Bank’s liquidity position. During 2006 there was one sale of an investment security which resulted in a realized loss of $22,950. Gross proceeds from the sale were $2,970,000.

Investment securities with an aggregate amortized cost of $34,947,336 and estimated fair value of $36,353,323 at December 31, 2008, were pledged to secure deposits and other balances, as required or permitted by law.

At December 31, 2008 there were five Municipal Securities with an unrealized loss of $19,899 as compared to four Municipal Securities with an unrealized loss of $21,848 at December 31, 2007 and five Government Sponsored Securities and seven Municipal Securities with an unrealized loss of $130,083 at December 31, 2006. Gross unrealized losses and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008, December 31, 2007 and December 31, 2006 are as follows:

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities

U.S. Treasury Notes	$—	$—	$—	$—	$—	$—
Government-Sponsored Enterprises	—	—	—	—	—	—
Municipal Securities	1,526,724	19,899	—	—	1,526,724	19,899

	$1,526,724	$19,899	$—	$—	$1,526,724	$19,899

December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities

U.S. Treasury Notes	$—	$—	$—	$—	$—	$—
Government-Sponsored Enterprises	—	—	—	—	—	—
Municipal Securities	1,534,813	21,848	—	—	1,534,813	21,848

	$1,534,813	$21,848	$—	$—	$1,534,813	$21,848

	December 31, 2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities

U.S. Treasury Bills	$—	$—	$—	$—	$—	$—
U.S. Treasury Notes	—	—	—	—	—	—
Government-Sponsored Enterprises	14,829,800	69,083	—	—	14,829,800	69,083
Municipal Securities	2,282,861	61,000	—	—	2,282,861	61,000

	$17,112,661	$130,083	$—	$—	$17,112,661	$130,083

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3.	LOANS

Major classifications of loans are as follows:

	DECEMBER 31,
	2008	2007	2006
Commercial loans	$45,805,794	$49,168,128	$52,603,319
Commercial real estate	92,106,908	76,289,935	76,295,205
Residential mortgage	16,254,781	12,195,078	14,430,196
Consumer loans	5,348,559	5,218,165	4,377,353
Personal bank lines	20,313,172	12,805,795	10,719,387
Other	308,867	719,832	246,775

	180,138,081	156,396,933	158,672,235

Deferred loan fees (Net)	(65,131)	(48,916)	(75,675)
Allowance for loan losses	(1,429,835)	(1,335,099)	(1,294,994)

Loans, net	$178,643,115	$155,012,918	$157,301,566

Changes in the allowance for loan losses and reserve for unfunded lending commitments are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Balance at beginning of year	$1,335,099	$1,294,994	$1,017,175
(Recovery) provision for loan losses	192,000	40,000	240,000
Charge offs	(114,313)	(29,702)	(24,856)
Recoveries	17,049	50,603	62,675

Adjustment for unfunded loan commitments	—	(20,796)	—

Balance at end of year	$1,429,835	$1,335,099	$1,294,994

	YEARS ENDED DECEMBER 31
Reserve for unfunded lending commitments	2008	2007	2006
Balance at beginning of year	$22,303	$—	$—
Adjustment for unfunded loan commitments from allowance for loan losses	—	20,796	—
(Recovery) provision for unfunded commitments	(1,478)	1,507	—

Balance at end of year	$20,825	$22,303	$—

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company grants short to intermediate term commercial and consumer loans to customers throughout its primary market area of Charleston, Berkeley and Dorchester Counties, South Carolina. The Company’s primary market area is heavily dependent on tourism and medical services. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the stability of the economic environment in their primary market including the government, tourism and medical industries. The majority of the loan portfolio is located in the Bank’s immediate market area. The Bank has a concentration of Non-Residential Building Operators, Offices and Clinics of Medical Doctors, Real Estate Agents and Managers, and Legal services (22.2%, 9.1%, 6.5% and 5.0%, respectively). Management is satisfied with these levels of concentrations.

As of December 31, 2008 and 2007, the Company had loans on non-accrual totaling $75,486 and $761,748, respectively. The additional amount of gross income that would have been recorded during 2008 and 2007, if these loans had performed as agreed would have been $1,541 and $55,209, respectively. The Company did not recognize any interest income on these loans in 2008 or 2007 while these loans were on non-accrual.

At December 31, 2008 there were no loans over 90 past due still accruing interest as compared to one loan in the amount of $1,288 over 90 days past due still accruing interest at December 31, 2007.

The Bank had no restructured loans at December 31, 2008 and one restructured loan at December 31, 2007 in the amount of $10,567.

	December 31,
	2008	2007
Total loans considered impaired at period end	1,802,291	882,269
Loans considered impaired for which there is a related allowance for loan loss:
Average annual investment in impaired loans	1,748,039	779,663
Interest income recognized on impaired loans during the period of impairment	92,149	31,068
(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.	PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements are summarized as follows:

	DECEMBER 31,
	2008	2007
Bank buildings	$1,797,577	$1,797,577
Land	838,075	838,075
Leasehold purchase	30,000	30,000
Lease improvements	352,383	347,475
Equipment	3,244,568	3,195,164

	6,262,603	6,208,291
Accumulated depreciation	(3,838,127)	(3,588,683)

Total	$2,424,476	$2,619,608

5.	DEPOSITS

At December 31, 2008 and 2007, certificates of deposit of $100,000 or more totaled approximately $27,356,516 and $22,122,593, respectively. Interest expense on these deposits was $738,611 in 2008 and $1,151,055 in 2007.

At December 31, 2008, the schedule maturities of certificates of deposit are as follows:

2009	$40,942,333
2010	—
2011	927,983
2012	—
2013	1,183,878
2014 and thereafter	—

$43,054,194

At December 31, 2008, deposits with a deficit balance of $159,245 were re-classified as Other Loans, compared to $557,736 at December 31, 2007.

6.	SHORT-TERM BORROWINGS

The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The bank may borrow up to $1,000,000 under the arrangement at an interest rate set by the Federal Reserve. During the third quarter of 2008, the Bank reduced the arrangement with the Federal Reserve from $2,800,000 to $1,000,000 in order to free up collateral, due to declining balances under the arrangement. The note is secured by Government Sponsored Agency Securities with a market value of $1,087,492 at December 31, 2008. The amount outstanding under the note totaled $1,000,000 and $927,873 at December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, the Bank had unused short-term lines of credit totaling approximately $18,000,000 (which are withdrawable at the lender’s option).
(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.	INCOME TAXES

Total income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Income tax expense	$1,427,958	$2,046,316	$2,068,880

Stockholders’ equity, for unrealized gains on securities available for sale	274,153	240,358	42,684

Total	$1,702,111	$2,286,674	$2,111,564

     Income tax expense attributable to income before income tax expense consists of:

YEAR ENDED DECEMBER 31,
2008	Current	Deferred	Total
U.S. Federal	$1,327,664	$(33,458)	$1,294,206

State and local	133,752	—	133,752

	$1,461,416	$(33,458)	$1,427,958

YEAR ENDED DECEMBER 31,
2007
U.S. Federal	$1,898,301	$(28,505)	$1,869,796

State and local	176,520	—	176,520

	$2,074,821	$(28,505)	$2,046,316

YEAR ENDED DECEMBER 31,
2006
U.S. Federal	$1,971,733	$(83,310)	$1,888,423

State and local	180,457	—	180,457

	$2,152,190	$(83,310)	$2,068,880

Income tax expense attributable to income before income tax expense was $1,427,958, $2,046,316 and $2,068,880 for the years ended December 31, 2008, 2007 and 2006 respectively, and differed from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	YEARS ENDED
	DECEMBER 31,
	2008	2007	2006
Computed “expected” tax expense	$1,492,123	$1,998,370	$2,039,029

Increase (reduction) in income taxes Resulting from:

Tax exempt interest income	(132,788)	(80,347)	(55,101)
State income tax, net of federal benefit	88,276	116,503	138,143
Other, net	(19,653)	11,790	(53,191)

	$1,427,958	$2,046,316	$2,068,880

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	DECEMBER 31,
	2008	2007
Deferred tax assets:
Deferred loan fees	$22,145	$16,631
State Net Operating Loss Carryforward	15,307	20,620
Bad Debt Reserves	417,392	385,182
Other	7,604	26,354

Total gross deferred tax assets	462,448	448,787
Less valuation allowance	(15,307)	(20,620)

Net deferred tax assets	447,141	428,167

Deferred tax liabilities:
Prepaid expenses	(31,067)	(29,723)
Unrealized gain on securities available for sale	(526,702)	(252,549)
Fixed assets, principally due to differences in depreciation	(20,445)	(50,136)
Other-Bond Accretion	(63,843)	(49,980)

Total gross deferred tax liabilities	(642,057)	(382,388)

Net deferred tax (liability) asset	$(194,916)	$45,779

The Company analyzed the tax positions taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.
(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was a $15,307 valuation allowance for deferred tax assets at December 31, 2008 and $20,620 at December 31, 2007. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2008. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Tax returns for 2005 and subsequent years are subject to examination by taxing authorities.

8.	COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements to lease equipment and its office facilities under noncancellable operating lease agreements expiring on various dates through 2011. The Company may, at its option, extend the lease of its office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods and extend the land lease where the Mt. Pleasant office is located for six additional five year periods. Management intends to exercise its option on the Meeting Street lease. Lease payments below include the lease renewal. Minimum rental commitments for these leases as of December 31, 2008 are as follows:

2009	$462,031
2010	437,420
2011	427,468
2012	429,980
2013	443,030
2014 and thereafter	1,445,312

Total	$3,645,241

Total rental expense was $475,487, $463,177 and $441,568 in 2008, 2007 and 2006, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $42,875,855 and $43,605,731 at December 31, 2008 and 2007, respectively.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At December 31, 2008 and 2007, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2008 and 2007 was $592,335 and $1,234,623, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. The fair value of these commitments was not significant at December 31, 2008 and 2007. The Company has forward sales commitments, totaling $3,465,222 at December 31, 2008 to sell loans held for sale of $3,465,222. Such forward sales commitments are to sell loans at par value and are generally funded within 60 days. The fair value of these commitments was not significant at December 31, 2008. The Company has no embedded derivative instruments requiring separate accounting treatment.

9.	RELATED PARTY TRANSACTIONS

In the opinion of management, loans to officers and directors of the Company are made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectibility. There were no outstanding loans to executive officers of the Company as of December 31, 2008, 2007 and 2006. Related party loans are summarized as follows:

	DECEMBER 31,
	2008	2007	2006
Balance at beginning of year	$2,557,031	$1,722,407	$2,087,847
New loans or advances	5,873,765	2,546,609	4,682,223
Repayments	(4,475,998)	(1,711,985)	(5,047,663)
Balance at end of year	$3,954,798	$2,557,031	$1,722,407
At December 31, 2008 and 2007 total deposits held by related parties were $2,163,175 and $14,078,561, respectively.

10.	OTHER EXPENSE

A summary of the components of other operating expense is as follows:

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Advertising and business development	$32,594	$37,614	$30,584
Supplies	119,203	126,210	127,750
Telephone and postage	168,158	174,621	165,833
Insurance	45,320	46,077	53,574
Professional fees	397,276	338,549	309,309
Data processing services	295,305	326,530	316,848
State and FDIC insurance and fees	113,091	49,787	48,928
Courier service	180,665	174,426	170,095
Other	312,279	286,398	245,016

	$1,663,891	$1,560,212	$1,467,937

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.	INCENTIVE STOCK OPTION PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company has an Incentive Stock Option Plan which was approved in 1998. Under the 1998 Incentive Stock Option Plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. At December 31, 2008, 38,541 shares of common stock are reserved to be granted under the 1998 Incentive Stock Option Plan from the original 272,250 shares.

All outstanding options, option price, and option activity for the stock-based option plan has been retroactively restated to reflect the effects of a 25% stock dividend declared on April 11, 2006.

A summary of the activity under the stock-based option plan for the years ended December 31, 2008, 2007, and 2006 follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, January 1	136,763	$11.05	160,094	$10.49	197,895	$9.09
Granted	4,500	14.19	10,000	15.75	32,500	16.62
Expired	(13,250)	16.16	(9,074)	12.10	(5,499)	9.97
Exercised	(22,615)	8.97	(24,257)	8.92	(64,802)	9.31
Outstanding, December 31	105,398	$10.99	136,763	$11.05	160,094	$10.49

		Weighted
		Average	Weighted	Intrinsic		Weighted	Intrinsic
	Number of	Remaining	Average	Value of	Number of	Average	Value of
Exercise	Options	Contractual	Exercise	Outstanding	Options	Exercise	Exercisable
Price:	Outstanding	Life	Price	Options	Exercisable	Price	Options
$ 8.92	62,616	2.4	$8.92	$190,853	9,305	$8.92	$33,312
$ 9.39	13,532	4.4	$9.39	$39,513	827	$9.39	$2,572
$16.62	17,250	7.4	$16.62	$—	—	$—	$—
$15.99	5,000	8.0	$15.99	$—	—	$—	$—
$15.51	5,000	8.5	$15.51	$—	—	$—	$—
$14.19	2,000	9.2	14.19	$—	—	$—	$—

	105,398	4.1	$10.99	$230,366	10,132	$8.96	$35,884

The weighted average grant-date fair value of options granted during the year 2008, 2007 and 2006 was $3.65, $4.48 and $4.54, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007, and 2006, was $95,866, $161,962 and $394,804, respectively.

As of December 31, 2008 there was $197,751 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.3 years.

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company established an Employee Stock Ownership Plan (ESOP) effective January 1, 1989. Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a plan year is eligible to participate in the ESOP. Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code section 415. The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses amounted to $288,000, $288,000 and $330,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

12.	DIVIDENDS

On April 11, 2006 the company declared a 25% stock dividend for a total of 772,840 shares. All share and per share data has been retroactively restated to give effect to the common stock dividend.

Future dividends will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. The Bank’s ability to pay dividends to the Company is restricted by the laws and regulations of the State of South Carolina. Generally, these restrictions allow the Bank to pay dividends from current earnings without the prior written consent of the South Carolina Commissioner of Banking, if it received a satisfactory rating at its most recent examination.

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

Options to purchase 29,250 shares of common stock with prices ranging from $14.19 to $16.62 per share were not included in the computation of diluted earnings per share for 2008 because the options’ exercise price was greater than the average market price of common shares.

Options to purchase 38,000 shares of common stock with prices ranging from $15.51 to $16.62 per share were not included in the computation of diluted earnings per share for 2007 because the options’ exercise price was greater than the average market price of common shares.

Options to purchase 31,750 shares of common stock at $16.62 per share were not included in the computation of diluted earnings per share for 2006 because the options’ exercise price was greater than the average market price of common shares.

The following is a summary of the reconciliation of average shares outstanding for the years ended December 31:

	2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	3,966,193	3,966,193	3,943,067	3,943,067	3,900,707	3,900,707
Effect of dilutive securities:
Stock options	—	11,521	—	28,282	—	45,221

Average shares outstanding	3,966,193	3,977,714	3,943,067	3,971,349	3,900,707	3,945,928

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	REGULATORY CAPITAL REQUIREMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2008 and 2007, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

	December 31, 2008
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Dollars in Thousands	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2008:
Total capital to risk-weighted assets:

Company	$27,362	13.49%	$16,224	8.00%	$	N/A	N/A
Bank	$27,078	13.35%	$16,224	8.00%		$20,280	10.00%

Tier 1 capital to risk-weighted assets:

Company	$25,911	12.78%	$8,112	4.00%	$	N/A	N/A
Bank	$25,627	12.64%	$8,112	4.00%		$12,168	6.00%

Tier 1 capital to average assets:

Company	$25,911	10.99%	$9,429	4.00%	$	N/A	N/A
Bank	$25,627	10.87%	$9,428	4.00%		$11,785	5.00%
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
(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
c.	Loans

The carrying value of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less approximates fair value. The fair value of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assumes the rate being offered on these types of loans by the Company at December 31, 2008 and 2007, approximates market.

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

e.	Short-term borrowings

The carrying amount approximates fair value due to the short-term nature of these instruments.

The estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007 are as follows:

	2008
	Carrying	Estimated
	Amount	Fair Value
Cash and due from banks	$6,852,023	$6,852,023
Interest bearing deposits in other banks	8,212	8,212
Federal funds sold	13,352,303	13,352,303
Investments available for sale	37,896,250	37,896,250
Loans (1)	183,538,172	189,496,730
Deposits	214,786,515	215,012,751
Short-term borrowings	1,000,000	1,000,000

	2007
	Carrying	Estimated
	Amount	Fair Value
Cash and due from banks	$9,716,533	$9,716,533
Interest bearing deposits in other banks	8,109	8,109
Federal funds sold	18,357,674	18,357,674
Investment securities available for sale	35,840,019	35,840,019
Loans (1)	158,329,035	163,894,799
Deposits	197,346,458	197,504,557
Short-term borrowings	927,873	927,873

(1)	Includes mortgage loans to be sold
(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.	BANK OF SOUTH CAROLINA CORPORATION — PARENT COMPANY

The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. At December 31, 2008, the Bank had available retained earnings of approximately $865,000 for payment of dividends. The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2008 and 2007, and the related condensed statements of operations and cash flows for the years ended December 31, 2008, 2007 and 2006, are as follows:

STATEMENTS OF FINANCIAL CONDITION

	2008	2007

Assets
Cash	$913,671	$1,104,729
Investment in wholly-owned bank subsidiary	26,523,773	25,213,603
Other assets	6,875	6,875

Total assets	$27,444,319	$26,325,207

Liabilities and shareholders’ equity
Dividends payable	$636,255	$632,637

Total liabilities	636,255	632,637
Shareholders’ equity	26,808,064	25,692,570

Total liabilities and shareholders’ equity	$27,444,319	$26,325,207

STATEMENTS OF OPERATIONS

	2008	2007	2006

Interest income	$4,110	$12,975	$21,801
Net operating expenses	(148,182)	(104,390)	(103,695)
Dividends received from bank	2,240,000	2,670,000	1,980,000
Equity in undistributed earnings of subsidiary	843,369	1,252,659	2,030,157

Net income	$2,939,297	$3,831,244	$3,928,263

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STATEMENTS OF CASH FLOWS

	2008	2007	2006
Cash flows from operating activities:
Net income	$2,939,297	$3,831,244	$3,928,263
Stock-Based compensation expense	47,404	45,214	38,923
Equity in undistributed earnings of subsidiary	(843,369)	(1,252,659)	(2,030,157)
Increase in other assets	—	(6,875)	—

Net cash provided by operating activities	2,143,332	2,616,924	1,937,029

Cash flows from financing activities:
Dividends paid	(2,537,219)	(2,757,797)	(2,025,344)
Fractional shares paid	—	—	(3,913)
Treasury stock purchased	—	—	—
Stock options exercised	202,829	213,680	603,368

Net cash used by financing activities	(2,334,390)	(2,544,117)	(1,425,889)

Net (decrease) increase in cash	(191,058)	72,807	511,140

Cash at beginning of year	1,104,729	1,031,922	520,782

Cash at end of year	$913,671	$1,104,729	$1,031,922

Change in dividend payable	$3,618	$(310,540)	$479,338

(Continued)

BANK OF SOUTH CAROLINA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The tables below represent the quarterly results of operations for the years ended December 31, 2008 and 2007, respectively:

	2008
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$2,839,337	$3,004,505	$2,957,621	$3,345,357
Total interest expense	338,009	358,566	448,052	734,151

Net interest income	2,501,328	2,645,939	2,509,569	2,611,206
Provision for loan losses	77,000	85,000	15,000	15,000
Net interest income after provisions for loan losses	2,424,328	2,560,939	2,494,569	2,596,206
Other income	373,436	328,033	391,481	379,904
Other expense	1,763,895	1,794,853	1,845,288	1,777,605

Income before income tax expense	1,033,869	1,094,119	1,040,762	1,198,505
Income tax expense	250,007	382,047	368,439	427,465

Net income	$783,862	$712,072	$672,323	$771,040

Basic income per common share	$.20	$.18	$.17	$.19

Diluted income per common share	$.20	$.18	$.17	$.19

	2007
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,905,686	$4,058,866	$4,230,520	$4,287,106
Total interest expense	1,092,861	1,251,300	1,310,059	1,368,866

Net interest income	2,812,825	2,807,566	2,920,461	2,918,240
Provision for loan losses	—	—	20,000	20,000
Net interest income after provisions for loan losses	2,812,825	2,807,566	2,900,461	2,898,240
Other income	376,166	410,192	354,584	402,927
Other expense	1,814,276	1,778,594	1,781,070	1,711,461

Income before income tax expense	1,374,715	1,439,164	1,473,975	1,589,706
Income tax expense	480,809	498,603	513,664	553,240

Net income	$893,906	$940,561	$960,311	$1,036,466

Basic income per common share	$.23	$.24	$.24	$.26

Diluted income per common share	$.22	$.24	$.24	$.26

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A(T) Controls and Procedures
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its President and Chief Executive Officer and Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the fourth quarter of 2008, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Based on this assessment management believes that as of December 31, 2008, the Company’s internal control over financial reporting was effective.
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
The Audit Committee, composed entirely of independent directors, meets periodically with management, the Company’s internal auditor and Elliott Davis, LLC (separately and jointly) to discuss audit, financial and related matters. Elliott Davis, LLC and the internal auditor have direct access to the Audit Committee.
Item 9B. Other Information
There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that was not reported.

PART III
Item 10. Directors, Executive Officers, Promoters and Corporate Governance of the Registrant
Election of Directors
Fifteen Directors, constituting the current Board of Directors, will be elected at the Annual Meeting, each to hold office for one year and until a successor shall have been duly elected or appointed and shall have qualified. In addition the Nominating Committee of the Company’s Board of Directors recommended at its December 17, 2008 meeting to approve David W. Bunch and David R. Schools, for nomination to the Board of Directors. This recommendation was approved by the Board of Directors and will be voted on at the annual meeting. In the absence of instructions to the contrary, shares of Common Stock represented by properly executed proxies will be voted for the seventeen Nominees listed on pages 60-62, all of whom are recommended by the Nominating Committee and the Board of Directors of the Company and have consented to be named and to serve if elected.
The Company does not presently know of anything that would preclude any Nominee from serving; however, should any Nominee for any reason become unable or unwilling to serve as a Director, the number of Directors to be elected will be reduced accordingly.
The name of each Nominee designated by the Board of Directors of the Company for election as a Director of the Company and certain information provided by such Nominee to the Company are set forth in the table below. Seven of the current Nominees served as initial Directors of the Bank from October 22, 1986, when the Bank’s charter was issued until the first Annual Meeting of Shareholders on April 14, 1987, and were elected to serve a one year term at such Annual Meeting. All of the above seven Directors of the Bank were elected to serve one-year terms at subsequent Annual Meetings. All of the above seven Directors of the Bank were elected Directors of the Company upon its organization in 1995. Alan I. Nussbaum, MD and Edmund Rhett, Jr., MD, were first elected as Directors of the Company during 1999. Dr. Linda J. Bradley-McKee, CPA was first elected as Director of the Company during 2002. They were all re-elected as Directors of the Company to serve one year terms at subsequent Annual Meetings. Graham M. Eubank, Jr., Richard W. Hutson, Jr. and Malcolm M. Rhodes, MD were elected pursuant to the By-Laws of the Company on December 16, 2004, and were elected to serve one year terms at subsequent annual meetings. Fleetwood S. Hassell was elected pursuant to the By-Laws of the Company on December 15, 2005, and was elected to serve one year terms at subsequent annual meetings. Glen B. Haynes, DVM was elected pursuant to the By-Laws of the Company on December 14, 2006 and was elected to serve a one year term at subsequent annual meetings. All of the current Nominees, except David W. Bunch and David R. Schools, served as Directors of the Company from April 8, 2008 the date of the last Annual Meeting of Shareholders.

Positions and
		Offices Held		Business Experience
		With	Family	1987-2008 and
Name	Age	Corporation	Relationship	Other Directorships
David W. Bunch	58	None	None	President, Hughes Motors, Inc.
(retail truck) 1997-2009
Vice-President, Bunch Leasing Co., Inc.
(leasing truck) 1997-2009
Vice-President, Florence Truck Center, Inc.
(retail truck) 1997-2009
Partner, Bunch & Sons (real estate)
1972-2009
Managing Member, Wando Properties,
LLC (real estate) 1986-2009
President, Double D. Leasing Co., Inc.
(leasing truck) 1976-2009

		Positions and
		Offices Held		Business Experience
		With	Family	1987-2008 and
Name	Age	Corporation	Relationship	Other Directorships
C. Ronald Coward	73	Director	None	Chairman, Coward Hund
				Construction Company, Inc.
				(construction) 2004-2009;
				President, 1976-2004

Graham M. Eubank, Jr.	41	Director	None	President, Palmetto Ford, Inc.
				(retail automobile) 2000-2009;
				Vice President 1996-2000

Fleetwood S. Hassell	49	Executive	Brother-in-law	The Bank of South Carolina
		Vice President	Charles G.	(banking) 1986-2009
			Lane, Director

Glen B. Haynes, DVM	54	Director	None	Westbury Veterinary Clinic (Veterinary)
				1984 - 2009

William L. Hiott, Jr.	64	Executive	None	The Bank of South Carolina
		Vice President,		(banking) 1986-2009
		Treasurer,
		Director

Katherine M. Huger	67	Director	None	Emerita Professor of Economics, Charleston
				Southern University; Assistant Professor of
				Economics, Charleston Southern University
				(education) 1972-2004

Richard W. Hutson, Jr.	51	Secretary	None	Manager, William M. Means Company
		Director		Insurance, LLC (insurance) 1998-2009;
				Sole Proprietor, William M. Means
				Insurance Co. (insurance) 1992-1998

Charles G. Lane	54	Director	Brother of	Managing Member - Holcombe, Fair &
			Hugh C.	Lane, LLC (real estate) 1996 - 2009;
			Lane, Jr.;	Associate - Holcombe & Fair
			Brother-in-law	Realtors 1987 - 1996
			Fleetwood S.
			Hassell, Executive
			Vice President

Hugh C. Lane, Jr.	61	President,	Brother of	The Bank of South Carolina (banking)
		Chief Exec.	Charles G.	1986-2009
		Officer,	Lane
		Director

Louise J. Maybank	69	Director	None	Active in community programs

		Positions and
		Offices Held		Business Experience
		With	Family	1987-2008 and
Name	Age	Corporation	Relationship	Other Directorships
Dr. Linda J. Bradley McKee, CPA	58	Director	None	Director, MS in Accountancy
				Program - College of Charleston (education) 1998 - 2007; Chairman, Dept. of Accountancy
				1999-2004; Associate Professor 1999 - 2009; Assistant Professor 1993 - 1999

Alan I. Nussbaum, MD	57	Director	None	Physician in private practice with
				Rheumatology Associates, PA

Edmund Rhett, Jr., MD	61	Director	None	Physician in private practice
				as Edmund Rhett, Jr., PA 2007-2009;
				Physician in private obstetrical practice
				with Low Country Obstetrics &
				Gynecology, PA 1977-2007

Malcolm M. Rhodes, MD	50	Director	None	Physician in private practice with
				Parkwood Pediatric Group

David R. Schools	50	None	None	President and CEO, Piggly Wiggly
				Carolina Company, 2007-2009
				Senior Vice President, Piggly Wiggly
				Carolina Company, 1999-2007

Thomas C. Stevenson, III	58	Director	None	President, Fabtech, Inc. (metal
				fabrication) 1991-2009; Private
				Investor 1990-91; Chairman of the
				Board - Stevenson Hagerty, Inc.
				(diversified holding company) 1984-
				1990
The Audit and Compliance Committee of Bank of South Carolina Corporation has determined that Dr. Linda J. Bradley McKee, CPA a member, who is an independent director, qualifies as a financial expert under applicable guidelines of the Securities and Exchange Act. The Company has a separately designated standing Audit Committee whose members are Dr. Linda J. Bradley McKee, CPA, C. Ronald Coward, Graham M. Eubank, Jr., Glen B. Haynes, Richard W. Hutson, Jr., Alan I. Nussbaum, MD. and Malcolm M. Rhodes, MD.
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
Section 16A Beneficial Ownership Reporting Compliance
William L. Hiott, Jr., Executive Vice President and Treasurer and Fleetwood S. Hassell, Executive Vice President, failed to file one Form 4 in a timely manner.

Item 11. Executive Compensation
The following table sets forth all remuneration (including remuneration under any contract, authorization or arrangement, whether or not set forth in a formal document) paid during the yeasr ended December 31, 2008, 2007 and 2006, by the Bank to the three Executive Officers of the Company and the Bank, and one retired Executive Officer of the Company and Bank, whose cash remuneration from the Bank exceeded $100,000.00 dollars for their services in all capacities. Such Executive Officers receive no compensation from the Company as Executive Officers or as Directors or in any other capacity.
SUMMARY COMPENSATION TABLE

Name							Nonqualified	All
and						Non-Equity	Deferred	Other
Principal		Salary	Bonus	Stock	Option	Incentive Plan	Compensation	Compensation
Position	Year	(1)	(2)	Awards	Awards	Compensation	Earnings	(3)	Total

Hugh C. Lane, Jr. President and Chief Executive Officer	2008	210,101.45	100.00					19,572.15	229,773.60
	2007	200,001.37	1,600.00					18,136.27	219,737.64
	2006	190,000.00	1,600.00					21,630.52	213,230.52
William L. Hiott, Jr. Executive Vice President and Treasurer	2008	180,101.45	100.00					16,777.48	196,978.93
	2007	175,001.53	1,600.00					15,887.26	192,488.79
	2006	167,000.00	1,600.00					19,033.98	187,633.98
Fleetwood S. Hassell Executive Vice President	2008	145,101.29	100.00					13,517.02	158,718.31
	2007	135,001.45	1,600.00					12,288.81	148,890.26
	2006	120,000.00	1,600.00					13,728.00	135,328.00
Nathaniel I. Ball, III Retired Executive Vice President and Secretary	2007							140,600.00 (4)	140,600.00
	2006							146,649.09 (4)	146.649.09

1)
The Compensation Committee consisting of Graham M. Eubank, Jr. and Thomas C. Stevenson, III., compared salaries of positions at similar sized banks within South Carolina as well as the overall bank and individual performance. Once the salary levels were established by the Compensation Committee, the salaries were recommended to the Board of Directors for approval.

2)
The bonus consists of a $100 bonus presented to all employees at Christmas in 2006, 2007 and 2008 and a $1,500 bonus presented in January 2006 and 2007, respectively, to all employees employed before July 1, 2005 and July 1, 2006.

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
A participant becomes vested in the ESOP based upon the employee’s credited years of service. The vesting schedule is as follows;

• •	1 year of service 2 Years of Service	0% Vested 25% Vested
•	3 Years of Service	50% Vested
•	4 Years of Service	75% Vested
•	5 Years of Service	100% Vested
The Plan became effective as of January 1, 1989 and amended effective January 1, 2007 and approved by the Board of Directors on January 18, 2007. This amendment was made to comply with the Pension Protection Act of 2006.
The Board of Directors of the Bank approved the contribution of $288,000.00 to the ESOP for the fiscal year ended December 31, 2008. The contribution was made during 2008. Thomas C. Stevenson, III, Sheryl G. Sharry and Hugh C. Lane, Jr., currently serve as Plan Administrators and as Trustees for the Plan. The Plan currently owns 226,533 shares or 5.70% of the Company’s Common Stock.
During the fiscal year ended December 31, 2008, the Company had no plans or arrangements pursuant to which any Executive Officer, Director or Principal Shareholder received contingent remuneration or personal benefits other than the contingent remuneration and life, disability, dental and health insurance benefits. Life, disability, dental and health insurance benefits are available for all employees of the Bank who work at least 30 hours a week.
OPTION AWARDS

Equity
Incentive
Plan
Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	ption
	Options	Options	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options	Price	Date
Hugh C. Lane, Jr.	—	—	—	—	—
William L. Hiott, Jr.	—	—	—	—	—
Fleetwood S. Hassell	—	—	—	—	—
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

As of July 10, 2000, all of the option holders, including the above Executive Officers, terminated their existing stock options. There was no obligation on the part of the Company or The Bank of South Carolina to issue additional or replacement options. No options were exercised in 1998, 1999 or 2000. On May 14, 2001, the Bank granted options to purchase Common Stock in the aggregate amount of 152,350 shares to 45 employees of the Bank (including officers, such Directors as are also employees and other employees) pursuant to the Incentive Stock Option Plan. These grants included those to Hugh C. Lane, Jr., Fleetwood S. Hassell and William L. Hiott, Jr., Executive Officers and Directors and Nathaniel I. Ball, III retired Executive Officer and Director. Except for those options granted to Hugh C. Lane, Jr. as described below, all of the options were granted at an exercise price of $13.50 per share. No additional options were granted during 2001. Options to purchase 9,500 shares were granted at an exercise price of $14.925 per share to 4 employees of the Bank during 2002. Options to purchase 13,500 shares with an exercise price of $14.20 per share were granted to 13 employees in 2003. Options to purchase 4,000 shares with an exercise price of $14.00 were granted to one employee in 2004. No options were exercised during 2001, 2002, 2003 or 2004. Options to purchase 32,500 shares with an exercise price of $16.62 were granted to twenty-one employees in 2006. Options to purchase 5,000 shares with an exercise price of $15.99 and options to purchase 5,000 shares with an exercise price of 15.51 were granted to two employees in 2007. During 2008, options to purchase 4,500 shares with an exercise price of $14.19 were granted to two employees.
As adjusted for a 10% stock dividend effective on July 15, 2003, a 10% stock distribution effective April 29, 2005 and a 25% stock dividend effective on April 28, 2006, there are currently 38,541 shares being held in reserve. There are currently outstanding options to purchase 13,532 shares at an option price of $9.39 per share, options to purchase 62,616 shares at an option price of $8.92 per share, options to purchase 17,250 shares at an option price of $16.62 per share, options to purchase 5,000 shares at an option price of $15.99 per share, options to purchase 5,000 shares at an option price of $15.51 per share and options to purchase 2,000 shares at an option price of $14.19 resulting in total outstanding options to purchase 105,398 shares at the prices set forth above.
As adjusted for a 10% stock dividend effective on July 15, 2003, a 10% stock distribution effective April 29, 2005 and a 25% stock dividend effective April 28, 2006, options to purchase 44,853 shares with an exercise price of $8.92 per share, options to purchase 11,343 shares with an exercise price of $9.87, options to purchase 4,537 shares with an exercise price of $9.39 per share, options to purchase 5,500 shares with an exercise price of $9.26 per share, and options to purchase 15,250 shares with an exercise price of $16.62 per share and options to purchase 2,500 shares with an exercise price of $14.19 have expired. There were 32,500 options granted during 2006 with an exercise price of $16.62. During 2007, there were 5,000 options granted with an exercise price of $15.99 and 5,000 options granted with an exercise price of $15.51. There were 4,500 options granted during 2008 with an exercise price of $14.19.
On October 2, 2005, Nathaniel I. Ball, III (retired) Executive Officer and Director, in accordance with the Incentive Stock Option Plan, exercised his options to purchase 16,637 shares of common stock. The stock was purchased with the redemption of 10,300 shares of Bank of South Carolina Corporation common stock (personally held) with a price of $18.00 a share and the payment of $225 cash. On May 14, 2006 in accordance with the Incentive Stock Option Plan, options to purchase 67,220 shares of common stock became exercisable. Hugh C. Lane, Jr. exercised his option to purchase 24,956 shares at $9.82 per share. Twenty-four employees, including William L. Hiott, Jr. Executive Vice President and Treasurer and Fleetwood S. Hassell, Executive Vice President, exercised their option to purchase 39,846 shares of common stock at $8.92 per share. William L. Hiott purchased 4,159 shares and Fleetwood S. Hassell purchased 2,495 shares. On December 4, 2006 Janice Flynn, former Senior Vice President exercised her options to purchase 6,655 shares at $8.92 per share and 3,025 shares at $9.87 per share. Her shares became fully vested due to permanent disability. On May 14, 2007 in accordance with the Incentive Stock Option Plan, options to purchase 27,488 shares at $8.92 per share became exercisable. Twenty employees, including William L. Hiott, Jr., Executive Vice President and Treasurer and Fleetwood S. Hassell, Executive Vice President, exercised their options to purchase 24,257 shares of common stock at $8.92 per share. William L. Hiott, Jr. purchased 4,159 shares and Fleetwood S. Hassell purchased 2,495 shares. On May 14, 2008 in accordance with the Incentive Stock Option Plan, options to purchase 27,488 shares at $8.92 per share became exercisable. Fourteen employees, including William L. Hiott Jr., Executive Vice President and Treasurer and Fleetwood S. Hassell, Executive Vice President, exercised their options to purchase 20,268 shares of common stock at $8.92 per share. On May 15, 2008 in accordance with the Incentive Sock Option Plan, options to purchase 3,174 shares at $9.39 per share became exercisable. Eight employees exercised their options to purchase 2,347 shares of common stock at $9.39 per share. All stock options were fully vested and fully exercisable.

Hugh C. Lane, Jr., President and Chief Executive Officer, was granted the option to purchase 16,500 shares of Common Stock of the Company pursuant to the Incentive Stock Option Plan at a price of $14.85 per share. The option was exercisable on May 14, 2006 and would have expired if not exercised on that date. William L. Hiott, Jr., Executive Vice President and Treasurer, was granted the option to purchase 13,750 shares of Common Stock of the Company and Fleetwood S. Hassell, Executive Vice President was granted the option to purchase 8,250 pursuant to the Incentive Stock Option Plan at a price of $13.50 per share. All of these options became exercisable in five 20% increments beginning May 14, 2006, with an additional 20% to be exercisable on and for the year following each successive anniversary. The right to exercise each such 20% of each option is cumulative and will not expire until the 10th anniversary of the date of the grant.
As adjusted for a 10% stock dividend effective on July 15, 2003, a 10% stock distribution effective on April 29, 2005 and a 25% stock dividend effective April 28, 2006, William L. Hiott, Jr., Executive Vice President and Treasurer, has the option to purchase 8,319 shares at a price of $8.92 per share and Fleetwood S. Hassell, Executive Vice President, has the option to purchase 4,992 shares at a price of $8.92 per share and 5,000 shares at a price of $16.62. The options to purchase 5,000 shares at a price of $16.62 per share were granted to Fleetwood S. Hassell on May 17, 2006, and will be exercisable on May 17, 2011.
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

Shown below is information with respect to unexercised options to purchase Common Stock of the Company held by the named Executive Officers at December 31, 2008.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	# of Shares		Options/SARS		Options/SARS
	Acquired	Value	at Year-End (#)		at Year-End (#)
	On Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Hugh C. Lane, Jr.	24,956	245,068	0	0	0	$0
Fleetwood S. Hassell	7,485	66,766	0	9,992	0	$127,629
William L. Hiott, Jr.	12,477	111,295	0	8,319	0	$74,205
Transactions and Relations with Directors, Executive Officers, and their Associates and Affiliates of Directors
DIRECTOR COMPENSATION

NAME	FEES EARNED OR PAID IN CASH	TOTAL
C. Ronald Coward	$7,150	$7,150
Graham M. Eubank, Jr.	$4,950	$4,950
T. Dean Harton (Deceased)	$900	$900
Fleetwood S. Hassell	—	—
Glen B. Haynes, DVM	$7,750	$7,750
William L. Hiott, Jr.	—	—
Katherine M. Huger	$5,400	$5,400
Richard W. Hutson, Jr.	$4,950	$4,950
Charles G. Lane, Jr.	$5,550	$5,550
Hugh C. Lane, Jr.	—	—
Louise J. Maybank	$6,300	$6,300
Dr. Linda J. Bradley McKee, CPA	$4,650	$4,650
Alan I. Nussbaum, MD	$6,850	$6,850
Edmund Rhett, Jr. MD	$5,350	$5,350
Malcolm M. Rhodes, MD	$5,050	$5,050
Thomas C. Stevenson, III	$7,050	$7,050
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
To the extent known to the Board of Directors of the Company, as of February 27, 2009, the only Shareholders of the Company having beneficial ownership of more than 5% percent of the shares of Common Stock of the Company are as set forth below:

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class
Hugh C. Lane, Jr. (1)	492,014	(2)	12.37%
30 Church Street Charleston, SC 29401

The Bank of South Carolina	226,533	(3)	5.70%
Employee Stock Ownership Plan and Trust (“ESOP”) 256 Meeting Street Charleston, SC 29401

(1)
To the extent known to the Board of Directors, the Marital Trust for the Benefit of Beverly G. Lane, Beverly G. Lane Trust, Beverly G. Jost, Kathleen L. Schenck, Charles G. Lane and Hugh C. Lane Jr., collectively, have beneficial ownership of 663,164 shares or 16.68% of the outstanding shares. As more fully described in the following footnotes, Hugh C. Lane, Jr is the only one of the above who has a beneficial ownership interest in more than 5% percent of the Company’s Common Stock. Hugh C. Lane, Jr. disclaims any beneficial interest in those             shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote).

(2)
To the extent known to the Board of Directors, Hugh C. Lane, Jr., an Executive Officer and Director of the Bank and the Company, directly owns and has sole voting and investment power with respect to 262,469 shares; as trustee for three trust accounts holding an aggregate of 115,533 shares, he has sole voting and investment power with respect to such shares; as a co-trustee for two trust accounts holding 2,298 shares, he has joint voting and investment power with respect to such shares; as a trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment power with respect to 9,831 shares; as a trustee for the ESOP he has joint voting and investment power with respect to 3,962 unallocated shares; he is indirectly beneficial owner of 12,764 shares owned by his wife and an aggregate of 48,965 shares held by his wife as custodian for their son, and 36,192 shares owned by the ESOP in which he has a vested interest. All of the shares beneficially owned by Hugh C. Lane, Jr. are currently owned. Hugh C. Lane, Jr. has had beneficial ownership of more than 5% of the Bank’s Common Stock since October 23, 1986, and more than 10% since November 16, 1988.

(3)
The Trustees of the ESOP, Thomas C. Stevenson, III, a Director of the Bank and the Company, Sheryl G. Sharry, an officer of the Bank and Hugh C. Lane, Jr., an Executive Officer and Director of the Bank and the Company, disclaim beneficial ownership of the 226,533 shares owned by the ESOP with 222,571 shares allocated to members of the plan each of whom under the terms of the plan has the right to direct the Trustees as to the manner in which voting rights are to be exercised. The Trustees have joint voting and investment power with respect to 3,962 unallocated shares held in the ESOP.

Beneficial Ownership of Common Stock of the Company
The following table sets forth the number of shares of Common Stock (the only class of outstanding equity securities of the Company) known by the Company to be beneficially owned by each Nominee for election as Director and by the Executive Officers and Directors of the Company as a group as of February 27, 2009. Except as otherwise indicated in the footnotes to the table, the persons named possess sole voting and investment power with respect to the shares shown opposite their names. As of February 27, 2009, no Executive Officer, Director or Nominee beneficially owned more than 10% of the outstanding shares of the Company other than Hugh C. Lane, Jr. As of February 27, 2009, the Executive Officers, Directors and Nominees beneficially owned 994,646 shares, representing approximately 25.01% of the outstanding shares.
As of February 27, 2009, the beneficial ownership of Common Stock of the Company by all current Directors and each Nominee for Director was as set forth in the following table:

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class
David W. Bunch	450		.011%
6605 Seewee Road Awendaw, SC 29429

C. Ronald Coward	50,295	(1)	1.265%
537 Planters Loop Mt. Pleasant, SC 29464

Graham M. Eubank, Jr.	550		.014%
791 Navigators Run Mt. Pleasant, SC 29464

Fleetwood S. Hassell	61,046	(1)	1.535%
30 New Street Charleston, SC 29401

Glen B. Haynes, DVM	3,276		.082%
101 Drayton Drive Summerville, SC 29483

William L. Hiott, Jr.	147,227	(1)	3.702%
1831 Capri Drive Charleston, SC 29407

Katherine M. Huger	8,051	(1)	.202%
1 Bishop Gadsden Way, C-17 Charleston, SC 29412

Richard W. Hutson, Jr.	1,525		.038%
124 Tradd Street Charleston, SC 29401

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Class
Charles G. Lane	173,976	(1)	4.375%
10 Gillon Street Charleston, SC 29401

Hugh C. Lane, Jr.	492,014	(1)	12.373%
30 Church Street Charleston, SC 29401

Louise J. Maybank	44,907	(1)	1.129%
8 Meeting Street Charleston, SC 29401

Linda J. Bradley McKee, PHD, CPA	861		.022%
3401 Waterway Blvd. Isle of Palms, SC 29451

Alan I. Nussbaum, M.D.	703		.018%
37 Rebellion Road Charleston, S. C. 29407

Edmund Rhett, Jr., M.D.	2,387	(1)	.060%
17 Country Club Drive Charleston, S.C. 29412

Malcolm M. Rhodes, MD	1,787		.045%
7 Guerard Road Charleston, SC 29407

David R. Schools	100		.003%
317 Coinbow Drive Mount Pleasant, SC 29464

Thomas C. Stevenson, III	25,171	(1)	.633%
173 Tradd Street Charleston, SC 29401

(1)
To the extent known to the Board of Directors, each of the following Directors and Nominees for election as Directors (each of whom directly owns and has sole voting and investment power of all shares beneficially owned by him or her except as set forth in this footnote) indirectly owns the following number of shares: C. Ronald Coward — an aggregate of 1,663 shares owned by a company of which he is chairman and director; Fleetwood S. Hassell — an aggregate of 10,520 shares owned by his wife, held by him as trustee for the revocable trust of his father, held by him as a co-trustee with Charles G. Lane for the children of Hugh C. Lane, Jr. and 24,069 shares owned by the ESOP, in which he has a vested interest; William L. Hiott, Jr. — an aggregate of 8,050 shares directly owned by his wife and 23,289 shares owned by the ESOP, in which he has a vested interest; Katherine M. Huger — 731 shares owned by her husband; Charles G. Lane — an aggregate of 68,273 shares owned by his wife, held by her as custodian for two of their children, held by him as a co-trustee with Hugh C. Lane, Jr. under one trust for a sisters children, held by him as a co-trustee with Fleetwood S. Hassell for the children of Hugh C. Lane, Jr., held by him as co-trustee under the Irrevocable Trust of Hugh C. Lane and held by him as a trustee of Mills Bee Lane Memorial Foundation; Hugh C. Lane, Jr. — an aggregate of 193,353 shares owned by his wife, held by his wife as custodian for their son, held by him as a co-trustee with Charles G. Lane under one trust for a sisters children, held by him as trustee under the Hugh C. Lane Trust for the benefit of three of the grandchildren of Hugh C. Lane, held by him as trustee for the Beverly Glover Lane Trust, held by him as a trustee for the Hugh C. Lane Irrevocable Trust, held by him as trustee for the Marital Trust for the benefit of Beverly Glover Lane, held by him as a trustee of Mills Bee Lane Memorial Foundation, held by him as a trustee for the ESOP(unallocated shares), and 36,192 shares owned by the ESOP in which he has a vested interest; Louise J. Maybank — 15,506 shares held by her as a co-trustee for a Family Charitable Trust; Edmund Rhett, Jr. MD — 756 shares owned by his wife; and Thomas C. Stevenson, III- an aggregate of 24,440 shares held by him as co-trustee under a Marital Trust and held by him as co-trustee of a QTip Trust, held by him as trustee of the ESOP (unallocated shares). All such indirectly owned shares are included in the totals of the number of shares set forth in the above table and beneficially owned by the Directors and Nominees.

As a group, all Directors, and the Nominees and Executive Officers (including Hugh C. Lane, Jr., President and Chief Executive Officer; Fleetwood S. Hassell, Executive Vice President; and William L. Hiott, Jr., Executive Vice President and Treasurer) are seventeen in number and beneficially own an aggregate of 994,646 shares, representing 25.01% of the issued and outstanding Common Stock of the Company. All of these shares beneficially owned by the Directors, Nominees and Executive Officers are currently owned.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The Company does not have any existing continuing contractual relationships with any Director, Nominee for election as Director or Executive Officer of the Company or the Bank, or any Shareholder owning, directly or indirectly, more than 5% percent of the shares of Common Stock of the Company, or any associate of the foregoing persons. Directors, Executive Officers, Nominees for election as Directors, and members of the immediate family of any of the foregoing have had in the past, have at present, and will have in the future, customer relationships with the Bank. Such transactions have been and will continue to be made in the ordinary course of business, made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and such transactions did not and will not involve more than the normal risk of collectibility or present other unfavorable features.
Item 14. Principal Accountant Fees and Services

Before the independent certified public accountants of the Company and the Bank are engaged to render services for the Company or the Bank, each engagement is approved by the Audit Committee. All of the audit and tax services provided by Elliott Davis LLC for the fiscal year ending December 31, 2008 were preapproved by the Audit Committee.

The services provided Elliott Davis included the examination and reporting of the financial status of the Company and the Bank. These services have been furnished at customary rates and terms. There are no existing direct or indirect agreements or understandings that fix a limit on current or future fees for these audit services.

Elliott Davis, LLC assisted in the preparation of the Company’s and Bank’s tax returns for the fiscal year ending December 31, 2006 through 2008. These non-audit services were routine in nature and did not compose more than 25% of the total fees paid Elliott Davis, LLC in 2006, 2007 or 2008..

The following table sets forth professional fees billed by Elliott Davis, LLC, during 2008 and 2007. The payments made in 2008 and 2007 include work completed for 2006, 2007 and 2008:

Elliott Davis, LLC	2008	2007
Audit Fees (1)	$60,750	$54,800
Tax Fees (2)	9,300	7,000
Other (3)	—	3,262
	$70,050	$65,062

(1)
Aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s Form 10-K, Form 10-KSB and Quarterly Reports on Form 10-Q and 10QSB.

(2)	Consists of tax compliance services.

(3)	Consists of professional services required in addition to audit and tax services.
PART IV
Item 15. Exhibits, Financial Statement Schedules
1.	The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-K and listed on pages as indicated.
2. Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)

3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)

3.1	By-laws of the Registrant (Filed with 1995 10-KSB)

4.0	2008 Proxy Statement (Incorporated herein)

10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)

10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)

10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)

10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)

13.0	2008 10-K (Incorporated herein)

14.0	Code of Ethics (Filed with 2004 10-KSB)

21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB) The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)

31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2009	BANK OF SOUTH CAROLINA CORPORATION
	By:	/s/ William L. Hiott, Jr.
William L. Hiott, Jr.
Executive Vice President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 26, 2009	/s/ C. Ronald Coward
C. Ronald Coward, Director

February 26, 2009	/s/ Graham M. Eubank, Jr.
Graham M. Eubank, Jr., Director

February 26, 2009	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell, Executive Vice President
& Director

February 26, 2009	/s/ Glen B. Haynes
Glen B. Haynes, DVM, Director

February 26, 2009	/s/ William L. Hiott, Jr.
William L. Hiott, Jr., Executive Vice President,
Treasurer & Director

February 26, 2009	/s/ Katherine M. Huger
Katherine M. Huger, Director

February 26, 2009	/s/ Richard W. Hutson, Jr._
Richard W. Hutson, Jr., Director

February 26, 2009	/s/ Charles G. Lane
Charles G. Lane, Director

February 26, 2009	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr., President,
Chief Executive Officer & Director

February 26, 2009	/s/ Louise J. Maybank
Louise J. Maybank, Director

February 26, 2009	/s/ Linda J. Bradley McKee
Linda J. Bradley McKee, PHD,CPA, Director

February 26, 2009	/s/ Alan I. Nussbaum, MD
Alan I. Nussbaum, M.D., Director

February 26, 2009	/s/ Edmund Rhett, Jr., MD
Edmund Rhett, Jr., M.D., Director

February 26, 2009	/s/ Malcolm M. Rhodes, MD
Malcolm M. Rhodes, MD, Director

February 26, 2009	/s/ Thomas C. Stevenson, III
Thomas C. Stevenson, III, Director