Form 10-Q
period 2009-03-31
BANK OF SOUTH CAROLINA CORP
filed 2009-05-07
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 0-27702
Bank of South Carolina Corporation

(Exact name of registrant issuer as specified in its charter)

South Carolina	57-1021355

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
256 Meeting Street, Charleston, SC 29401

(Address of principal executive offices)
(843) 724-1500

(Registrant’s telephone number)
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its Company Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2009 there were 3,976,699 Common Shares outstanding.

BANK OF SOUTH CAROLINA CORPORATION
Report on Form 10-Q
for quarter ended
March 31, 2009

PART I — ITEM 1 — FINANCIAL STATEMENTS
BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2009	December 31, 2008
Assets:
Cash and due from banks	$10,647,579	$6,852,023
Interest bearing deposits in other banks	8,228	8,212
Federal funds sold	1,058,405	13,352,303
Investment securities available for sale	37,656,472	37,896,250
Mortgage loans to be sold	4,713,182	3,465,222
Loans	190,771,544	180,072,950
Allowance for loan losses	(1,446,744)	(1,429,835)

Net loans	189,324,800	178,643,115

Premises and equipment, net	2,410,289	2,424,476
Accrued interest receivable	1,001,988	1,016,659
Other assets	143,105	7,670

Total assets	$246,964,048	$243,665,930

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$46,954,893	$52,659,020
Interest bearing demand	47,109,515	46,076,897
Money market accounts	57,017,340	64,705,925
Certificates of deposit $100,000 and over	40,956,683	27,356,516
Other time deposits	15,533,425	15,697,678
Other savings deposits	8,656,638	8,290,479

Total deposits	216,228,494	214,786,515

Short-term borrowings	2,402,979	1,000,000
Accrued interest payable and other liabilities	1,471,378	1,071,351

Total liabilities	220,102,851	216,857,866
Common Stock — No par value;
12,000,000 shares authorized; issued 4,176,200 shares at March 31, 2009 and 4,176,100 December 31, 2008; outstanding 3,976,699 shares at March 31, 2009 and 3,976,599 shares December 31, 2008	—	—
Additional paid in capital	23,241,737	23,229,045
Retained earnings	4,513,796	4,375,166
Treasury stock — 199,501 shares at March 31, 2009 and December 31, 2008	(1,692,964)	(1,692,964)
Accumulated other comprehensive income, net of income taxes	798,628	896,817

Total shareholders’ equity	26,861,197	26,808,064

Total liabilities and shareholders’ equity	$246,964,048	$243,665,930

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
Interest and fee income
Interest and fees on loans	$2,386,333	$2,817,030
Interest and dividends on investment securities	392,793	395,415
Other interest income	3,545	132,912

Total interest and fee income	2,782,671	3,345,357

Interest expense
Interest on deposits	327,944	730,857
Interest on short-term borrowings	2,794	3,294

Total interest expense	330,738	734,151

Net interest income	2,451,933	2,611,206
Provision for loan losses	51,000	15,000

Net interest income after provision for loan losses	2,400,933	2,596,206

Other income
Service charges, fees and commissions	264,445	236,247
Mortgage banking income	272,681	137,602
Gain on sale of securities	49,363	—
Other non-interest income	4,813	6,055

Total other income	591,302	379,904

Other expense
Salaries and employee benefits	1,017,773	1,037,238
Net occupancy expense	332,365	340,365
Other operating expenses	432,818	400,002

Total other expense	1,782,956	1,777,605

Income before income tax expense	1,209,279	1,198,505
Income tax expense	434,377	427,465

Net income	$774,902	$771,040

Basic earnings per share	$0.19	$0.20

Diluted earnings per share	$0.19	$0.19

Weighted average shares outstanding
Basic	3,976,623	3,953,984

Diluted	3,976,623	3,967,001

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THREE MONTHS MARCH 31, 2008 AND 2009

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total
December 31, 2007	$—	$22,978,812	$3,976,706	$(1,692,964)	$430,016	$25,692,570
Comprehensive income:
Net income	—	—	771,040	—	—	771,040
Net unrealized gain on securities (net of tax effect of $276,773)	—	—	—	—	471,264	471,264

Comprehensive income	—	—	—	—	—	1,242,304

Stock-based compensation expense	—	11,565	—	—	—	11,565
Cash dividends ($0.16 per common share)	—	—	(550,187)	—	—	(550,187)

March 31, 2008	$—	$22,990,377	$4,115,108	$(1,692,964)	$901,280	$26,313,801

December 31, 2008	$—	$23,229,045	$4,375,166	$(1,692,964)	$896,817	$26,808,064
Comprehensive income:
Net income	—	—	774,902	—	—	774,902
Net unrealized loss on securities (net of tax effect of $39,403)	—	—	—	—	(67,091)	(67,091)
Reclassification adjustment for gains included in net income (net of tax effect $18,264)	—	—	—	—	(31,098)	(31,098)
Total comprehensive income	—	—	—	—	—	676,713

Exercise of stock options	—	892	—	—	—	892
Stock-based compensation expense	—	11,800	—	—	—	11,800
Cash dividends ($0.16 per common share)	—	—	(636,272)	—	—	(636,272)

March 31, 2009	$—	$23,241,737	$4,513,796	$(1,692,964)	$798,628	$26,861,197

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$774,902	$771,040
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	54,374	71,813
Gain on sale of securities	(49,363)	—
Provision for loan losses	51,000	15,000
Stock-based compensation expense	11,800	11,565
Net (accretion) and amortization of unearned discounts and premiums on investments	6,360	(9,507)
Origination of mortgage loans held for sale	(25,502,871)	(10,944,952)
Proceeds from sale of mortgage loans held for sale	24,254,911	10,186,795
(Increase) decrease in accrued interest receivable and other assets	(63,097)	197,411
Increase in accrued interest payable and other liabilities	400,011	450,191

Net cash (used) provided by operating activities	(61,973)	749,356

Cash flows from investing activities:
Purchase of investment securities available for sale	(3,739,075)	—
Maturities and calls of investment securities available for sale	830,000	140,000
Net increase in loans	(10,732,685)	(1,238,298)
Purchase of premises and equipment	(40,187)	—
Proceeds from sale of available for sale securities	3,036,000	—

Net cash used by investing activities	(10,645,947)	(1,098,298)

Cash flows from financing activities:
Net increase in deposit accounts	1,441,979	963,405
Net increase (decrease) in short-term borrowings	1,402,979	(496,804)
Dividends paid	(636,256)	(632,638)
Stock options exercised	892	—

Net cash provided (used) by financing activities	2,209,594	(166,037)

Net decrease in cash and cash equivalents	(8,498,326)	(514,979)
Cash and cash equivalents, beginning of period	20,212,538	28,082,316

Cash and cash equivalents, end of period	$11,714,212	$27,567,337

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$368,909	$605,298

Income taxes	$18,112	$10,994

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$16	$—

Change in unrealized gain (loss) on available for sale securities	$(98,189)	$471,264

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009
NOTE 1: Basis of Presentation
The Bank of South Carolina (the “Bank”) began operations on February 26, 1987 as a state chartered bank and later became a subsidiary of Bank of South Carolina Corporation (the “Company”) a South Carolina corporation, in a reorganization effective on April 17, 1995. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited, except for the December 31, 2008 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results which may be expected for the entire year.
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
At March 31, 2009, 38,541 shares of common stock were reserved to be granted under the 1998 Incentive Stock Option Plan from the original 272,250 shares.
There were no options granted under the 1998 Incentive Stock Option Plan during the three months ended March 31, 2009, compared to options for 4,500 shares granted during the three months ended March 31, 2008. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the 2008 grant: dividend yield of 3.94%; historical volatility of 32.01%; risk-free interest rate of 3.34%; and expected life of the options of 10 years. For purposes of the calculation, compensation expense is recognized on a straight-line basis over the vesting period.
The following is a summary of the activity under the Incentive Stock Options Plan for the three months ending March 31, 2009 and March 31, 2008.

Three Months Ended March 31, 2009	Options	Weighted Average Exercise Price

Balance at January 1, 2009	105,398	$10.99
Granted	—	—
Exercised	(100)	8.92
Cancelled	—	—

Balance at March 31, 2009	105,298	$10.99

Options exercisable at March 31, 2009	9,305	$8.92
	827	$9.39

Three Months Ended March 31, 2008	Options	Weighted Average Exercise Price

Balance at January 1, 2008	136,763	$11.05
Granted	4,500	14.19
Exercised	—	—
Cancelled	(3,250)	16.62

Balance at March 31, 2008	138,013	$11.02

Options exercisable at March 31, 2008	3,382	$8.92

NOTE 4: Shareholders’ Equity
A regular quarterly cash dividend of $.16 per share was declared on March 19, 2009 for shareholders of record at March 31, 2009, payable April 30, 2009. Income per common share for the three months ended March 31, 2009 and for the three months ended March 31, 2008 was calculated as follows:

	FOR THE THREE MONTHS ENDED MARCH 31, 2009
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$774,902

Basic income available to common shareholders	$774,902	3,976,623	$.19

Effect of dilutive options		—

Diluted income available to common shareholders	$774,902	3,976,623	$.19

	FOR THE THREE MONTHS ENDED MARCH 31, 2008
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$771,040

Basic income available to common shareholders	$771,040	3,953,984	$.20

Effect of dilutive options		13,017

Diluted income available to common shareholders	$771,040	3,976,001	$.19

The continuation by the Company of payments of a $.16 per share quarterly dividend will be evaluated by the Board of Directors of the company and a dividend will be paid as justified by the earnings of the Bank, net of reserves.
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
Total comprehensive income is $676,713 and $1,242,304, respectively for the three months ended March 31, 2009 and 2008.
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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury Securities.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.
Assts and liabilities measured at fair value on a recurring basis at March 31, 2009 are as follows:

	Quoted Market Price	Significant Other	Significant
	in active markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available for Sale Securities	$3,185,625	$34,470,847	$—
Mortgage loans held for sale	—	4,713,182	—

Total	$3,185,625	$39,184,029	$—

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.
The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2009 was $1,871,390.

The implementation of SFAS 157 during the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value has no effect on the balance sheet of the Company.
The Company has no assets or liabilities whose fair values are measured using level 3 inputs.
NOTE 7: Recently Issued Accounting Pronouncements
In December 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans.
FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.
On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.
FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.
FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.
The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted. The Company does not expect the staff positions to have a material impact on the consolidated financial statements.
Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.
The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION
Management’s discussion and analysis is included to assist shareholders in understanding the Company’s financial condition, results of operations, and cash flow. This discussion should be reviewed in conjunction with the consolidated financial statements (unaudited) and notes included in this report and the supplemental financial data appearing throughout this report. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.
Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this quarterly report contain certain “forward-looking statements” concerning the future operations of the Bank of South Carolina Corporation. Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. We have used “forward-looking statements” to describe future plans and strategies including our expectations of the Company’s future financial results. The following are cautionary statements. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. A variety of factors may affect the operations, performance, business strategy and results of the Company including, but not limited to the following:
•	Risk from changes in economic, monetary policy, and industry conditions,

•	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources,

•	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation,

•	Risk inherent in making loans including repayment risks and changes in the value of collateral,

•	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans,

•	Level, composition, and re-pricing characteristics of the securities portfolio,

•	Deposit growth, change in the mix or type of deposit products and services,

•	Continued availability of senior management,

•	Technological changes,

•	Ability to control expenses,

•	Changes in compensation,

•	Risks associated with income taxes including potential for adverse adjustments,

•	Changes in accounting policies and practices,

•	Changes in regulatory actions, including the potential for adverse adjustments,

•	Recently enacted or proposed legislation,

•	Current disarray in the financial service industry.
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

Overview
Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $246.9 million in assets as of March 31, 2009 and net income of $774,902 for the three months ended March 31, 2009. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester and Berkeley, counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail.
The following is a discussion of the Company’s financial condition as of March 31, 2009 as compared to December 31, 2008 and the results of operations for the three months ended March 31, 2009 as compared to March 31, 2008. The discussion and analysis identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.
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
There are risks inherent in all loans; therefore, the Company maintains an allowance for loan loss to absorb estimated losses on existing loans that may become uncollectible. For a detailed discussion on the allowance for loan losses see “provision for loan losses”.
The Company’s results of operations depend not only on the level of its net interest income from loans and investments, but also on its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. The Company’s net interest margin for the three months ended March 31, 2009 was 4.24%, compared to 5.02 % for the three months ended March 31, 2008. Non-interest income includes fees and other expenses charged to customers. A more detailed discussion of interest income, non-interest income and operating expenses follows.
For the three months ended March 31, 2009, the Bank has paid $440,000 to the Company for dividend payments. The continuation by the Company of payment of a $.16 per share quarterly dividend to its shareholders will be evaluated and a dividend will be paid as justified by the earnings of the Bank.
CRITICAL ACCOUNTING POLICIES
The Company’s significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements for the year ended December 31, 2008. Of the significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most subjective accounting policy due to the significant degree of management judgment. The Company has developed what it believes to be appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which were not known by management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “Allowance for Loan Losses.”

BALANCE SHEET
LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets. At March 31, 2009 outstanding loans (less deferred loan fees of $56,122) totaled $190,771,544 which equaled 88.23% of total deposits and 77.25% of total assets. The major components of the loan portfolio were commercial loans and commercial real estate loans totaling 24.28% and 52.18%, respectively of total loans. Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina. The breakdown of total loans by type and the respective percentage of total loans are as follows:

	March 31,		December 31,
	2009	2008	2008
Commercial loans	$46,327,903	$47,010,633	$45,805,794
Commercial real estate	99,577,141	78,766,092	92,106,908
Residential mortgage	16,749,503	11,254,199	16,254,781
Consumer loans	5,128,056	5,145,505	5,348,559
Personal banklines	22,835,818	13,358,235	20,313,172
Other	209,245	2,107,470	308,867

Total	190,827,666	157,642,134	180,138,081

Deferred loan fees (net)	(56,122)	(51,429)	(65,131)
Allowance for loan losses	(1,446,744)	(1,354,489)	(1,429,835)

Loans, net	$189,324,800	$156,236,216	$178,643,115

	March 31,		December 31,
Percentage of Loans	2009	2008	2008
Commercial loans	24.28%	29.82%	25.43%
Commercial real estate	52.18%	49.97%	51.13%
Residential mortgage	8.78%	7.14%	9.02%
Consumer loans	2.69%	3.26%	2.97%
Personal banklines	11.96%	8.47%	11.28%
Other	.11%	1.34%	0.17%

Total	100.00%	100.00%	100.00%

Total loans, not including deferred loan fees, increased $33,185,532 or 21.05% to $190,827,666 at March 31, 2009 from $157,642,134 at March 31, 2008 and increased $10,689,585 or 5.93% from $180,138,081 at December 31, 2008. The increase in loans between March 2009 and March 2008 is primarily due to a increase in commercial real estate loans of $20,811,049 or 26.42% and an increase in residential mortgages of $5,495,304 or 48.83%. The increase in loans for the three months ended March 31, 2009 when compared to December 31, 2008 is primarily due to an increase in commercial real estate loans of $7,470,233 or 8.11% and an increase in personal bank lines of $2,522,646 or 12.42%.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. All securities were classified as Available for Sale for the three months ended March 31, 2009 and March 31, 2008. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on investments at March 31, 2009 was 4.25% compared to 4.52% at March 31, 2008. The carrying values of the investments available for sale at March 31, 2009 and 2008 and percentage of each category to total investments are as follows:
INVESTMENT PORTFOLIO

	March 31, 2009	March 31, 2008

US Treasury Notes	$2,968,293	$2,951,856
Government-Sponsored Enterprises	18,034,000	17,888,126
Municipal Securities	15,386,517	10,186,823

	$36,388,810	$35,026,960

US Treasury Notes	8.16%	8.43%
Government-Sponsored Enterprises	49.56%	51.07%
Municipal Securities	42.28%	29.08%

	100.00%	100.00%
DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 70.12% of average earning assets for the three months ended March 31, 2009, and 67.11% for the three months ended March 31, 2008. The Bank encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	March 31,		December 31,
	2009	2008	2008
Non-interest bearing demand	$46,954,893	$52,953,019	$52,659,020
Interest bearing demand	$47,109,515	$50,122,265	$46,076,897
Money market accounts	$57,017,340	$46,716,796	$64,705,925
Certificates of deposit $100,000 and over	$40,956,683	$23,729,000	$27,356,516
Other time deposits	$15,533,425	$15,571,776	$15,697,678
Other savings deposits	$8,656,638	$9,217,007	$8,290,479

Total Deposits	$216,228,494	$198,309,863	$214,786,515

	March 31,		December 31,
Percentage of Deposits	2009	2008	2008
Non-interest bearing demand	21.72%	26.70%	24.52%
Interest bearing demand	21.79%	25.27%	21.45%
Money Market accounts	26.37%	23.56%	30.13%
Certificates of deposit $100,000 and over	18.94%	11.97%	12.74%
Other time deposits	7.18%	7.85%	7.31%
Other savings deposits	4.00%	4.65%	3.86%

Total Deposits	100.00%	100.00%	100.00%
Total deposits increased $17,918,631 or 9.04% to $216,228,494 at March 31, 2009 from $198,309,863 at March 31, 2008 and increased $1,441,979 or .67% from $214,786,515 at December 31, 2008. Total certificates of deposit $100,000 and over and Money Market accounts increased 72.60% and 22.05%, respectively, from March 31, 2008 to March 31, 2009. For the three months ended March 31, 2009 when compared to December 31, 2008, certificates of deposit $100,000 and over increased $13,600,167 or 49.72%, offset by a decrease of 11.88% in Money Market accounts.
SHORT-TERM BORROWINGS
The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $1,000,000 under the arrangement at an interest rate set by the Federal Reserve. The note is secured by Government Sponsored Enterprise Securities with a market value of $1,130,065 at March 31, 2009. The amount outstanding under the note totaled $402,979 and $431,069 at March 31, 2009 and 2008, respectively. At March 31, 2009, the Company had outstanding federal funds purchased of $2,000,000 with the option to borrow an additional $20,000,000 on short term lines of credit. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. The Company established this arrangement due to loan growth. At March 31, 2009 there was no outstanding balance.
Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008
Net income increased $3,862 or .50% to $774,902, or basic and diluted earnings per share of $.19 and $.19, respectively, for the three months ended March 31, 2009, from $771,040, or basic and diluted earnings per share of $.20 and $.19, respectively, for the three months ended March 31, 2008.
Net Interest Income
Net interest income, the major component of the Company’s net income, decreased $159,273 or 6.10% to $2,451,933 for the three months ended March 31, 2009, from $2,611,206 for the three months ended March 31, 2008. Total interest and fee income decreased $562,686 or 16.82% for the three months ended March 31, 2009, to $2,782,671 from $3,345,357 for the three months ended March 31, 2008. This decrease is due to a decrease in interest and fees on loans and a decrease in interest on federal funds sold. The decrease is the result of decreases in the Federal Reserve short-term rates and the resulting decrease in the yields generated on earning assets (from variable rate loan repricing and new loans at lower rates). Total interest and fees on loans decreased $430,697 or 15.29% to $2,386,333 for the three months ended March 31, 2009, compared to $2,817,030 for the three months ended March 31, 2008. Interest and dividends on federal funds sold decreased $129,367 or 97.33% to $3,545 for the three months ended March 31, 2009 from $132,912 for the three months ended March 31, 2008.

Average interest earning assets increased from $209.4 million for the three months ended March 31, 2008, to $234.7 million for the three months ended March 31, 2009. The yield on interest earning assets decreased 162 basis points between periods to 4.81% for the three months ended March 31, 2009, compared to 6.43% for the same period in 2008. This decrease is primarily due to a decrease in the yield on average loans of 221 basis points and a decrease of 280 basis points on federal funds sold.
Total interest expense decreased $403,413 or 54.95% to $330,738 for the three months ended March 31, 2009, from $734,151 for the three months ended March 31, 2008. The decrease in interest expense is primarily due to a decrease in average cost of deposits. Interest on deposits for the three months ended March 31, 2009, was $327,944 compared to $730,857 for the three months ended March 31, 2008, a decrease of $402,913 or 55.13%. Total interest bearing deposits averaged approximately $164.6 million for the three months ended March 31, 2009, as compared to $140.5 million for the three months ended March 31, 2008. The average cost of interest bearing deposits was .81% and 2.09% for the three months ended March 31, 2009 and 2008, respectively, a decrease of 128 basis points.
Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. The adequacy of the allowance for loan losses (the “Allowance”) is reviewed monthly by the Loan Committee and on a quarterly basis by the Board of Directors. For purposes of this analysis, adequacy is defined as a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented. The methodology employed for this analysis was modified in the third quarter of 2007 and again in the fourth quarter of 2008, to conform with regulatory guidance. The revised methodology is based on a Reserve Model that is comprised of the three components listed below.
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
Occasional extensions of credit occur beyond the policy thresholds of the Company’s normal collateral advance margins for real estate lending. The aggregate of these loans represents 8.16% of the Company’s total loans. These loans are monitored and the balances reported to the Board every quarter. An excessive level of this practice could result in additional examiner scrutiny, competitive disadvantages and potential losses if forced to convert the collateral. The consideration of overmargined real estate loans directly relates to the capacity of the borrower. Management often requests additional collateral to bring the loan to value ratio within the policy guidelines and also require a strong secondary source of repayment in addition to the primary source of repayment.
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
The Bank has over 250 years of lending management experience among nine members of its lending staff. In addition to the lending staff the Bank has an Advisory Board for each branch comprised of business and community leaders from the specific branch’s market area. Management meets with these boards quarterly to discuss the trends and conditions in each respective market.
There has been an influx of new banks within the Company’s geographic area. This increase has decreased the local industry’s overall margins as a result of pricing competition. Management believes that the borrowing base of the Bank is well established and therefore unsound price competition is not necessary.
The risks associated with the effects of changes in credit concentration includes loan concentration, geographic concentration and regulatory concentration.

As of March 31, 2009, there were only four Standard Industrial Code groups that comprised more than three percent of the Bank’s total outstanding loans. The four groups are non-residential building operations, offices and clinics of doctors, real estate agents and managers and legal services.
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
Based on the evaluation described above, the Company recorded a provision for loan loss during the three months ended March 31, 2009 of $51,000, compared to a provision of $15,000 for the three months ended March 31, 2008. At March 31, 2009 the five year average loss ratios were: .054% Commercial, .363% Consumer, .000% 1-4 Residential, .000% Real Estate Construction and .024% Real Estate Mortgage. The historical loss ratio used at March 31, 2009 was .088% compared to .055% at March 31, 2008.
During the quarter ended March 31, 2009, there were charge-offs of $36,291 and recoveries of $2,200 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,446,744 or .76% of total loans. During the three months ended March 31, 2008 recoveries of $4,390 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,354,489 or .86% of total loans.
The Bank had impaired loans totaling $1,871,390 as of March 31, 2009, compared to $111,334 as of March 31, 2008. The impaired loans at March 31, 2009 include three non-accrual loans with a combined balance of $170,735. Impaired loans at March 31, 2008 included two non-accrual loans with a combined balance of $15,301 and three loans classified by the examiners/auditors as impaired with a combined balance of $96,033. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.
The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of nine months, they are reviewed individually by management to determine if they should be returned to accrual status. There was one loan over 90 days past due still accruing interest as of March 31, 2009 and two loans over 90 days past due still accruing interest as of March 31, 2008.

Net charge-offs for the three months ended March 31, 2009 were $34,091 compared to net recoveries of $4,390 for the three months ended March 31, 2008. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.
The Company had $168,937 unallocated reserves at March 31, 2009 related to other inherent risk in the portfolio compared to unallocated reserves of $98,918 at March 31, 2008. Management believes the allowance for loan losses at March 31, 2009, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.
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
The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. During the three months ended March 31, 2009, no entry was made to the allowance for unfunded loans and commitments leaving a balance of $20,825.
Other Income
Other income for the three months ended March 31, 2009, increased $211,398 or 55.65% to $591,302 from $379,904 for the three months ended March 31, 2008. This increase is primarily due to an increase in mortgage banking income of $135,079 or 98.17% to $272,681 for the three months ended March 31, 2009 as compared to $137,602 for the three months ended March 31, 2008. Mortgage origination fees and service release premiums increased 94.13% and 330.27%, respectively. This increase is primarily due to a decrease in mortgage rates allowing for refinancing and first time home buyers to take advantage of low rates. Service charges, fees and commissions also increased 11.94% to $264,445 from $236,247 for the three months ended March 31, 2009 and 2008, respectively. Activity service charges on business accounts increased 102.31%, due to a reduction in the earnings credit. The Company realized a gain of $49,363 on the sale of an investment security during the three months ended March 31, 2009 as compared to no gains or losses realized for the three months ended March 31, 2008.
Other Expense
Bank overhead increased $5,351 or .30% to $1,782,956 for the three months ended March 31, 2009, from $1,777,605 for the three months ended March 31, 2008. Other operating expenses increased $32,816 or 8.20% to $432,818 for the three months ended March 31, 2009, from $400,002 for the three months ended March 31, 2008. Fees paid to the FDIC increased 543% to $36,012 for the three months ended March 31, 2009, from $5,597 for the three months ended March 31, 2008. This increase is due to the FDIC Insurance Reform Legislation that allows the FDIC to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio. This increase was offset by a decrease in salaries and employee benefits of $19,465 or 1.88% due to non replacement of employees who terminated with the Bank as well as the decision made by the Board of Directors to maintain the salaries of the Senior Vice Presidents and Executive officers at the current level with no increases in salaries in 2009. The Board of Directors also elected to decrease the ESOP contribution to $10,000 a month from $24,000 in 2008.

Income Tax Expense
For the three months ended March 31, 2009, the Company’s effective tax rate was 35.92% compared to 35.67% during the three months ended March 31, 2008.
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
The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below. The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet. At March 31, 2009 the balance of the reserve was $20,825. At March 31, 2009 and 2008, the Company had no interests in non-consolidated special purpose entities.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $48,385,198 and $56,128,088 at March 31, 2009 and 2008 respectively.
Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 2009 and 2008 was $531,135 and $1,347,338 respectively.
The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at March 31, 2009. The Company has forward sales commitments, totaling $4.7 million at March 31, 2009, to sell loans held for sale of $4.7 million. The fair value of these commitments was not significant at March 31, 2009. The Company has no embedded derivative instruments requiring separate accounting treatment.

Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company’s primary liquid assets accounted for 21.89% and 29.45% of total assets at March 31, 2009 and 2008, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At March 31, 2009, the Bank had short-term lines of credit totaling approximately $22,000,000 (which are withdrawable at the lender’s option), with $2,000,000 outstanding at March 31, 2009. Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale. In order to establish a secondary source of income the Company has established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. The Company may borrow up to 75% of the established collateral. As of March 31, 2009 the Company could borrow up to $40,304,292.
The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000 and other large deposits. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At March 31, 2009 and 2008, the Bank’s liquidity ratio was 13.99% and 25.08%, respectively.
Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders’ equity at March 31, 2009 of $26,861,197. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at March 31, 2009, for the Bank is 12.61% and at March 31, 2008 was 13.89%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of March 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At March 31, 2009 and 2008, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.
ITEM 4
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending March 31, 2009, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.
2.	Exhibits
2.0	Plan of Reorganization (Filed with 1995 10-KSB)

3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)

3.1	By-laws of the Registrant (Filed with 1995 10-KSB)

4.0	2008 Proxy Statement (Filed with 2008 10-K)

10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)

10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)

10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)

10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)

31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2009	BANK OF SOUTH CAROLINA CORPORATION
	BY:	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/ William L. Hiott, Jr.
William L. Hiott, Jr.
Executive Vice President & Treasurer