Form 10-Q
period 2009-06-30
BANK OF SOUTH CAROLINA CORP
filed 2009-08-07
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of June 30, 2009 there were 4,002,272 Common Shares outstanding.

BANK OF SOUTH CAROLINA CORPORATION
Report on Form 10-Q
for quarter ended
June 30, 2009

PART I — ITEM 1 — FINANCIAL STATEMENTS
BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2009	December 31, 2008
Assets:
Cash and due from banks	$6,703,830	$6,852,023
Interest bearing deposits in other banks	8,242	8,212
Federal funds sold	6,750,836	13,352,303
Investment securities available for sale	36,953,466	37,896,250
Mortgage loans to be sold	5,349,520	3,465,222
Loans	199,459,282	180,072,950
Allowance for loan losses	(1,164,319)	(1,429,835)

Net loans	198,294,963	178,643,115

Premises and equipment, net	2,367,755	2,424,476
Accrued interest receivable	1,028,995	1,016,659
Other assets	347,858	7,670

Total assets	$257,805,465	$243,665,930

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$49,172,643	$52,659,020
Interest bearing demand	48,374,098	46,076,897
Money market accounts	61,200,485	64,705,925
Certificates of deposit $100,000 and over	37,038,016	27,356,516
Other time deposits	16,634,581	15,697,678
Other savings deposits	9,213,797	8,290,479

Total deposits	221,633,620	214,786,515

Short-term borrowings	7,964,018	1,000,000
Accrued interest payable and other liabilities	1,225,747	1,071,351

Total liabilities	230,823,385	216,857,866

Common Stock — No par value; 12,000,000 shares authorized; issued 4,201,773 shares at June 30, 2009 and 4,176,100 December 31, 2008; outstanding 4,002,272 shares at June 30, 2009 and 3,976,599 shares December 31, 2008	—	—
Additional paid in capital	23,485,204	23,229,045
Retained earnings	4,560,894	4,375,166
Treasury stock — 199,501 shares at June 30, 2009 and December 31, 2008	(1,692,964)	(1,692,964)
Accumulated other comprehensive income, net of income taxes	628,946	896,817

Total shareholders’ equity	26,982,080	26,808,064

Total liabilities and shareholders’ equity	$257,805,465	$243,665,930

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2009	2008
Interest and fee income
Interest and fees on loans	$2,467,949	$2,460,338
Interest and dividends on investment securities	375,971	394,294
Other interest income	2,668	102,989

Total interest and fee income	2,846,588	2,957,621

Interest expense
Interest on deposits	339,089	444,647
Interest on short-term borrowings	1,560	3,405

Total interest expense	340,649	448,052

Net interest income	2,505,939	2,509,569
Provision for loan losses	113,000	15,000

Net interest income after provision for loan losses	2,392,939	2,494,569

Other income
Service charges, fees and commissions	269,229	242,610
Mortgage banking income	308,783	142,718
Gain on sale of securities	72,952	—
Other non-interest income	5,698	6,153

Total other income	656,662	391,481

Other expense
Salaries and employee benefits	1,067,292	1,048,745
Net occupancy expense	327,285	346,477
Other operating expenses	602,335	450,066

Total other expense	1,996,912	1,845,288

Income before income tax expense	1,052,689	1,040,762
Income tax expense	365,228	368,439

Net income	$687,461	$672,323

Basic earnings per share	$0.17	$0.17

Diluted earnings per share	$0.17	$0.17

Weighted average shares outstanding
Basic	3,984,053	3,959,078

Diluted	3,984,053	3,964,403

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
Interest and fee income
Interest and fees on loans	$4,854,282	$5,277,368
Interest and dividends on investment securities	768,765	789,709
Other interest income	6,213	235,901

Total interest and fee income	5,629,260	6,302,978

Interest expense
Interest on deposits	667,033	1,175,504
Interest on short-term borrowings	4,354	6,700

Total interest expense	671,387	1,182,204

Net interest income	4,957,873	5,120,774
Provision for loan losses	164,000	30,000

Net interest income after provision for loan losses	4,793,873	5,090,774

Other income
Service charges, fees and commissions	533,674	478,857
Mortgage banking income	581,464	280,320
Gain on sale of securities	122,315	—
Other non-interest income	10,511	12,208

Total other income	1,247,964	771,385

Other expense
Salaries and employee benefits	2,085,065	2,085,983
Net occupancy expense	659,650	686,842
Other operating expenses	1,035,154	850,067

Total other expense	3,779,869	3,622,892

Income before income tax expense	2,261,968	2,239,267
Income tax expense	799,605	795,904

Net income	$1,462,363	$1,443,363

Basic earnings per share	$0.37	$0.36

Diluted earnings per share	$0.37	$0.36

Weighted average shares outstanding
Basic	3,980,359	3,956,531

Diluted	3,980,359	3,964,295

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR SIX MONTHS JUNE 30, 2008 AND 2009

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total
December 31, 2007	$—	$22,978,812	$3,976,706	$(1,692,964)	$430,016	$25,692,570
Comprehensive income:
Net income	—	—	1,443,363	—	—	1,443,363
Net unrealized loss on securities (net of tax effect of $5,005)	—	—	—	—	(8,520)	(8,520)

Comprehensive income	—	—	—	—	—	1,434,843
Exercise of stock options	—	175,099	—	—	—	175,099
Stock-based compensation expense	—	23,508	—	—	—	23,508
Cash dividends ($0.32 per common share)	—	—	(1,268,407)	—	—	(1,268,407)

June 30, 2008	$—	$23,177,419	$4,151,662	$(1,692,964)	$421,496	$26,057,613

December 31, 2008	$—	$23,229,045	$4,375,166	$(1,692,964)	$896,817	$26,808,064
Comprehensive income:
Net income	—	—	1,462,363	—	—	1,462,363
Net unrealized loss on securities (net of tax effect of $112,064)	—	—	—	—	(190,812)	(190,812)
Reclassification adjustment for gains included in net income (net of tax effect $45,256)	—	—	—	—	(77,059)	(77,059)

Total comprehensive income	—	—	—	—	—	1,194,492

Exercise of stock options	—	229,623	—	—	—	229,623
Stock-based compensation expense	—	26,536	—	—	—	26,536
Cash dividends ($0.32 per common share)	—	—	(1,276,635)	—	—	(1,276,635)

June 30, 2009	$—	$23,485,204	$4,560,894	$(1,692,964)	$628,946	$26,982,080

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$1,462,363	$1,443,363
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	107,458	139,379
Gain on sale of securities	(122,315)	—
Provision for loan losses	164,000	30,000
Stock-based compensation expense	26,536	23,508
Net (accretion) and amortization of unearned discounts and premiums on investments	19,414	(18,187)
Origination of mortgage loans held for sale	(63,569,458)	(22,817,212)
Proceeds from sale of mortgage loans held for sale	61,685,160	22,167,612
(Increase) decrease in accrued interest receivable and other assets	(195,204)	162,729
Increase in accrued interest payable and other liabilities	150,288	64,570

Net cash (used) provided by operating activities	(271,758)	1,195,762

Cash flows from investing activities:
Purchase of investment securities available for sale	(7,324,106)	(5,785,881)
Maturities and calls of investment securities available for sale	1,836,600	1,455,000
Net increase in loans	(19,815,848)	(6,876,996)
Purchase of premises and equipment	(50,737)	(8,150)
Proceeds from sale of available for sale securities	6,108,000	—

Net cash used by investing activities	(19,246,091)	(11,216,027)

Cash flows from financing activities:
Net increase in deposit accounts	6,847,105	8,838,682
Net increase in short-term borrowings	6,964,018	375,999
Dividends paid	(1,272,527)	(1,265,276)
Stock options exercised	229,623	175,099

Net cash provided by financing activities	12,768,219	8,124,504

Net decrease in cash and cash equivalents	(6,749,630)	(1,895,761)
Cash and cash equivalents, beginning of period	20,212,538	28,082,316

Cash and cash equivalents, end of period	$13,462,908	$26,186,555

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$727,967	$1,234,075

Income taxes	$773,348	$739,747

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$4,108	$3,131

Change in unrealized losses on available for sale securities	$(190,812)	$(8,520)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009
NOTE 1: Basis of Presentation
The Bank of South Carolina (the “Bank”) began operations on February 26, 1987 as a state chartered bank and later became a subsidiary of Bank of South Carolina Corporation (the “Company”), a South Carolina corporation, in a reorganization effective on April 17, 1995. The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited, except for the December 31, 2008 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results which may be expected for the entire year.
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
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 5, 2009, the date the financial statements were available to be issued.
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
At June 30, 2009, 9,041 shares of common stock were reserved to be granted under the 1998 Incentive Stock Option Plan from the original 272,250 shares.
There were 29,500 options granted under the 1998 Incentive Stock Option Plan during the six months ended June 30, 2009, compared to options for 4,500 shares granted during the six months ended June 30, 2008. Fair values were estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the 29,500 options granted in June 2009: dividend yield of 4.83%, historical volatility of 61.05%, risk-free interest rate of 3.72%, and expected life of 10 years. The following assumptions were used for the 2008 grant: dividend yield of 3.94%, historical volatility of 32.01%, risk-free interest rate of 3.34%, and expected life of the options of 10 years. For purposes of the calculation, compensation expense is recognized on a straight-line basis over the vesting period.
The following is a summary of the activity under the Incentive Stock Options Plan for the three and six months ending June 30, 2009 and June 30, 2008.

Three Months Ended June 30, 2009	Options	Weighted Average Exercise Price

Balance at April 1, 2009	105,298	$10.99
Granted	29,500	10.85
Exercised	(24,253)	8.92
Exercised	(1,320)	9.39
Cancelled	—	—

Balance at June 30, 2009	109,225	$11.43

Six Months Ended June 30, 2009	Options	Weighted Average Exercise Price

Balance at January 1, 2009	105,398	$10.99
Granted	29,500	10.85
Exercised	(24,353)	8.92
Exercised	(1,320)	9.39
Cancelled	—	—

Balance at June 30, 2009	109,225	$11.43

Options exercisable at June 30, 2009	9,344	$8.92
	3,286	$9.39

Three Months Ended June 30, 2008	Options	Weighted Average Exercise Price

Balance at January 1, 2008	138,013	$11.02
Granted	—	—
Exercised	(18,433)	8.92
Exercised	(1,137)	9.39
Cancelled	—	—

Balance at June 30, 2008	118,443	$11.36

Six Months Ended June 30, 2008	Options	Weighted Average Exercise Price

Balance at January 1, 2008	136,763	$11.05
Granted	4,500	14.19
Exercised	(18,433)	8.92
Exercised	(1,137)	9.39
Cancelled	(3,250)	16.62

Balance at June 30, 2008	118,443	$11.36

Options exercisable at June 30, 2008	11,971	$8.92
	2,037	$9.39
NOTE 4: Shareholders’ Equity
A regular quarterly cash dividend of $.16 per share was declared on June 25, 2009 for shareholders of record at July 10, 2009, payable July 31, 2009. Income per common share for the three and six months ended June 30, 2009 and for the three and six months ended June 30, 2008 were calculated as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2009
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$687,461

Basic income available to common shareholders	$687,461	3,984,053	$.17

Effect of dilutive options		—

Diluted income available to common shareholders	$687,461	3,984,053	$.17

	FOR THE SIX MONTHS ENDED JUNE 30, 2009
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$1,462,363

Basic income available to common shareholders	$1,462,363	3,980,359	$.37

Effect of dilutive options		—

Diluted income available to common shareholders	$1,462,363	3,980,359	$.37

	FOR THE THREE MONTHS ENDED JUNE 30, 2008
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT

Net income	$672,323

Basic income available to common shareholders	$672,323	3,959,078	$.17

Effect of dilutive options		5,325

Diluted income available to common shareholders	$672,323	3,964,403	$.17

	FOR THE SIX MONTHS ENDED JUNE 30, 2008
	INCOME	SHARES	PER SHARE
	(NUMERATOR)	(DENOMINATOR)	AMOUNT
Net income	$1,443,363

Basic income available to common shareholders	$1,443,363	3,956,531	$.36

Effect of dilutive options		7,764

Diluted income available to common shareholders	$1,443,363	3,964,295	$.36

The continuation by the Corporation of payments of a $.16 per share quarterly dividend will be evaluated by the Board of Directors of the company and a dividend will be paid as justified by the earnings of the Bank.
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
Total comprehensive income is $517,779 and $192,539, respectively for the three months ended June 30, 2009 and 2008, and $1,194,492 and $1,434,843, respectively for the six months ended June 30, 2009 and 2008.
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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury Securities.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.
Assts and liabilities measured at fair value on a recurring basis at June 30, 2009 are as follows:

		Significant
	Quoted Market	Other	Significant
	Price in active	Observable	Unobservable
	markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available for Sale Securities	$3,154,218	$33,799,248	$—
Mortgage loans held for sale	—	5,349,520	—

Total	$3,154,218	$39,148,768	$—

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.
The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2009 was $1,465,947.
The implementation of SFAS 157 during the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value has no effect on the balance sheet of the Company.
The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

SFAS No. 107-1, “Disclosure About Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, prepayments, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may or may not be realized in an immediate sale of the instrument.
Under SFAS No. 107-1, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of the assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts of existing financing instruments do not represent the underlying value of those instruments on the books of the Company.
The following describes the methods and assumptions used by the Company in estimating the fair values of financial instruments:
a.	Cash and due from banks, interest bearing deposits in other banks and federal funds sold The carrying value approximates fair value.

b.	Investment securities available for sale The fair value of investment securities is derived from quoted market prices.

c.	Loans

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans by the Company at June 30, 2009 and December 31, 2008, approximate market.

The carrying value of mortgage loans held for sale approximates fair value.

For lines of credit, the carrying value approximates fair value.

d.	Deposits

Under SFAS No. 107-1, the estimated fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of time deposits is estimated by discounting contractual cash flows, by applying interest rates currently being offered on the deposit products. Under SFAS No. 107-1, the fair value estimates for deposits do not include the benefit that results from the low cost funding provided by the deposit liabilities as compared to the cost of alternative forms of funding (deposit base intangibles).

e.	Short-term borrowings

The carrying amount approximates fair value due to the short-term nature of these instruments.

The estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009
	Carrying	Estimated
	Amount	Fair Value

Cash and due from banks	$6,703,830	$6,703,830
Interest bearing deposits in other banks	8,242	8,242
Federal funds sold	6,750,836	6,750,836
Investment securities available for sale	36,953,466	36,953,466
Loans (1)	204,808,802	206,390,383
Deposits	221,633,620	221,796,050
Short-term borrowings	7,964,018	7,964,018

	December 31, 2008
	Carrying	Estimated
	Amount	Fair Value

Cash and due from banks	$6,852,023	$6,852,023
Interest bearing deposits in other banks	8,212	8,212
Federal funds sold	13,352,303	13,352,303
Investments available for sale	37,896,250	37,896,250
Loans (1)	183,538,172	189,496,730
Deposits	214,786,515	215,012,751
Short-term borrowings	1,000,000	1,000,000

(1)	Includes mortgage loans to be sold
NOTE 7: Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards. The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans.
FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.
On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.
FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.
FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.
The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009. The Company adopted the staff positions for its second quarter 10-Q. The staff positions had no material impact on the financial statements. Additional disclosures have been provided where applicable.
Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.
The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 1 for Management’s evaluation of subsequent events.
The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial position.
SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company’s financial position.
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
Overview
Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $257.8 million in assets as of June 30, 2009 and net income of $1,462,363 for the six months ended June 30, 2009. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester and Berkeley, counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of the Company’s financial condition as of June 30, 2009 as compared to December 31, 2008 and the results of operations for the three and six months ended June 30, 2009 as compared to June 30, 2008. The discussion and analysis identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.
The Company derives most of its income from interest on loans and investments (interest bearing assets). The primary source of funding for making these loans and investments is the Company’s deposits. One of the key measures of the Company’s success is the net interest spread which depends upon the volume and rates associated with interest earning assets and interest bearing liabilities.
There are risks inherent in all loans; therefore, the Company maintains an allowance for loan losses to absorb estimated losses on existing loans that may become uncollectible. For a detailed discussion on the allowance for loan losses see “provision for loan losses”.
The Company’s results of operations depend not only on the level of its net interest income from loans and investments, but also on its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. The Company’s net interest spread for the six months ended June 30, 2009 was 3.96%, compared to 4.23% for the six months ended June 30, 2008. Non-interest income includes fees and other expenses charged to customers. A more detailed discussion of interest income, non-interest income and operating expenses follows.
For the six months ended June 30, 2009, the Bank has paid $905,000 to the Company for dividend payments. The continuation by the Company of payment of a $.16 per share quarterly dividend to its shareholders will be evaluated and a dividend will be paid as justified by the earnings of the Bank.
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

BALANCE SHEET
LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets. At June 30, 2009 outstanding loans (less deferred loan fees of $40,794) totaled $199,459,282 which equaled 89.99% of total deposits and 77.37% of total assets. The major components of the loan portfolio were commercial loans and commercial real estate loans totaling 22.84% and 54.18%, respectively of total loans. Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina. The breakdown of total loans by type and the respective percentage of total loans are as follows:

	June 30,		December 31,
	2009	2008	2008
Commercial loans	$45,572,378	$44,996,507	$45,805,794
Commercial real estate	108,083,841	84,339,845	92,106,908
Residential mortgage	16,660,388	11,373,314	16,254,781
Consumer loans	5,295,251	5,167,297	5,348,559
Personal banklines	23,668,339	15,972,213	20,313,172
Other	219,879	1,419,282	308,867

Total	199,500,076	163,268,458	180,138,081
Deferred loan fees (net)	(40,794)	(57,679)	(65,131)
Allowance for loan losses	(1,164,319)	(1,350,865)	(1,429,835)

Loans, net	$198,294,963	$161,859,914	$178,643,115

	June 30,		December 31,
	2009	2008	2008
Percentage of Loans
Commercial loans	22.84%	27.56%	25.43%
Commercial real estate	54.18%	51.66%	51.13%
Residential mortgage	8.35%	6.97%	9.02%
Consumer loans	2.65%	3.16%	2.97%
Personal banklines	11.87%	9.78%	11.28%
Other	.11%	.87%	0.17%

Total	100.00%	100.00%	100.00%
Total loans, not including deferred loan fees, increased $36,231,618 or 22.19% to $199,500,076 at June 30, 2009 from $163,268,458 at June 30, 2008 and increased $19,361,995 or 10.75% from $180,138,081 at December 31, 2008. This increase can be attributed to the stability of the Company, strong business development efforts and the hiring of two additional loan officers.
Commercial real estate loans increased $23,743,996 or 28.15% and residential mortgages increased $5,287,074 or 46.49% from June 30, 2008 to June 30, 2009. Commercial real estate loans increased $15,976,933 or 17.35% and personal banklines increased $3,355,167 or 16.52% from December 31, 2008.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on investments at June 30, 2009 was 5.18% compared to 4.40% at June 30, 2008. The carrying values of the investments available for sale at June 30, 2009 and 2008 and percentage of each category to total investments are as follows:
INVESTMENT PORTFOLIO

	June 30, 2009	June 30, 2008
US Treasury Notes	$2,972,689	$2,956,030
Government-Sponsored Enterprises	15,030,800	24,007,326
Municipal Securities	17,951,650	12,543,165

	$35,955,139	$39,506,521

US Treasury Notes	8.27%	7.48%
Government-Sponsored Enterprises	41.80%	60.77%
Municipal Securities	49.93%	31.75%

	100.00%	100.00%
The Company accounts for its investment securities in accordance with Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. All securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at June 30, 2009 and June 30, 2008. The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.
The amortized cost and fair value of investment securities available for sale are summarized as follows:

	June 30, 2009
		GROSS	GROSS	ESTIMATED
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE

U.S. Treasury Notes	$2,972,689	$181,529	$—	$3,154,218
Government-Sponsored Enterprises	15,030,800	699,495	—	15,730,295
Municipal Securities	17,951,650	291,090	173,787	18,068,953

Total	$35,955,139	$1,172,114	$173,787	$36,953,466

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2009, by contractual maturity are as follows:

		ESTIMATED
	AMORTIZED	FAIR
	COST	VALUE

Due in one year or less	$3,961,593	$4,020,892
Due in one year to five years	18,755,276	19,686,412
Due in five years to ten years	8,952,787	9,013,076
Due in ten years and over	4,285,483	4,233,086

Total	$35,955,139	$36,953,466

	June 30, 2009
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$—	$—	$—	$—	$—	$—
Government-Sponsored Enterprises Municipal Securities	4,247,139	173,787	—	—	4,247,139	173,787

	$4,247,139	$173,787	$—	$—	$4,247,139	$173,787

	December 31, 2008
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$—	$—	$—	$—	$—	$—
Government-Sponsored Enterprises Municipal Securities	1,526,724	19,899	—	—	1,526,724	19,899

	$1,526,724	$19,899	$—	$—	$1,526,724	$19,899

At June 30, 2009, there were eleven Municipal Securities with an unrealized loss of $173,787 as compared to five Municipal Securities with an unrealized loss of $19,899, at December 31, 2008. These investments are not considered other-than-temporarily impaired. The Company has the ability and the intent to hold these investments until a market price recovery or maturity. The unrealized losses on these investments were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.
DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 71.27% of average earning assets for the six months ended June 30, 2009, and 67.33% for the six months ended June 30, 2008. The Bank encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	June 30,		December 31,
	2009	2008	2008
Non-interest bearing demand	$49,172,643	$55,886,262	$52,659,020
Interest bearing demand	$48,374,098	$44,992,049	$46,076,897
Money market accounts	$61,200,485	$50,501,710	$64,705,925
Certificates of deposit $100,000 and over	$37,038,016	$31,058,387	$27,356,516
Other time deposits	$16,634,581	$15,272,889	$15,697,678
Other savings deposits	$9,213,797	$8,473,843	$8,290,479

Total Deposits	$221,633,620	$206,185,140	$214,786,515

	June 30,		December 31,
	2009	2008	2008
Percentage of Deposits
Non-interest bearing demand	22.19%	27.11%	24.52%
Interest bearing demand	21.83%	21.82%	21.45%
Money Market accounts	27.61%	24.49%	30.13%
Certificates of deposit $100,000 and over	16.71%	15.06%	12.74%
Other time deposits	7.50%	7.41%	7.31%
Other savings deposits	4.16%	4.11%	3.86%

Total Deposits	100.00%	100.00%	100.00%

Total deposits increased $15,448,480 or 7.49% to $221,633,620 at June 30, 2009 from $206,185,140 at June 30, 2008 and increased $6,847,105 or 3.19% from $214,786,515 at December 31, 2008. Total certificates of deposit $100,000 and over and Money Market accounts increased 19.25% and 21.19%, respectively, from June 30, 2008 to June 30, 2009. For the six months ended June 30, 2009 when compared to December 31, 2008, certificates of deposit $100,000 and over increased $9,681,500 or 35.39%, offset by a decrease of 5.42% in Money Market accounts and 6.62% in non-interest bearing demand accounts.

SHORT-TERM BORROWINGS
The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $1,000,000 at June 30, 2009 and $2,800,000 at June 30, 2008 under the arrangement at an interest rate set by the Federal Reserve. The note is secured by Government Sponsored Enterprise Securities with a market value of $1,125,542 at June 30, 2009 and $3,569,132 at June 30, 2008. The amount outstanding under the note totaled $464,018 and $1,303,872 at June 30, 2009 and 2008, respectively. At June 30, 2009, the Company had no outstanding federal funds purchased with the option to borrow $22,000,000 on short term lines of credit. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. The Company established this arrangement as a secondary source of liquidity. In addition, on June 18, 2009 the Company borrowed $7,500,000 from the Federal Reserve Bank’s Term Auction Facility (TAF) at a rate of .25% for a term of 84 days. The Board of Governor’s of the Federal Reserve System established this program to allow depository institutions to place a bid for an advance from its local Federal Reserve Bank at a fixed interest rate determined via centralized single-price auction. The collateral pledged to secure advances from the Federal Reserve Discount Window, serves as collateral.
Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008
Net income increased $15,138 or 2.25% to $687,461, or basic and diluted earnings per share of $.17 and $.17, respectively, for the three months ended June 30, 2009, from $672,323, or basic and diluted earnings per share of $.17 and $.17, respectively, for the three months ended June 30, 2008.
Net Interest Income
Net interest income, the major component of the Company’s net income, decreased $3,630 or .14% to $2,505,939 for the three months ended June 30, 2009, from $2,509,569 for the three months ended June 30, 2008. Total interest and fee income decreased $111,033 or 3.75% for the three months ended June 30, 2009, to $2,846,588 from $2,957,621 for the three months ended June 30, 2008. This decrease is due to significant rate cuts by the Federal Reserve in the fourth quarter of 2008. Interest and dividends on federal funds sold decreased $100,321 or 97.41% to $2,668 for the three months ended June 30, 2009 from $102,989 for the three months ended June 30, 2008. Interest on investment securities decreased $18,323 or 4.65% to $375,971 for the three months ended June 30, 2009 from $394,294 for the three months ended June 30, 2008.
Average interest earning assets increased from $218.4 million for the three months ended June 30, 2008, to $241.1 million for the three months ended June 30, 2009. The yield on interest earning assets decreased 71 basis points between periods to 4.74% for the three months ended June 30, 2009, compared to 5.45% for the same period in 2008. This decrease is primarily due to a decrease in the yield on average loans of 111 basis points and a decrease of 189 basis points in federal funds sold.
Total interest expense decreased $107,403 or 23.97% to $340,649 for the three months ended June 30, 2009, from $448,052 for the three months ended June 30, 2008. The decrease in interest expense is primarily due to a decrease in average cost of deposits. Interest on deposits for the three months ended June 30, 2009, was $339,089 compared to $444,647 for the three months ended June 30, 2008, a decrease of $105,558 or 23.74%. Total interest bearing deposits averaged approximately $174.5 million for the three months ended June 30, 2009, as compared to $147.5 million for the three months ended June 30, 2008. The average cost of interest bearing deposits was .78% and 1.21% for the three months ended June 30, 2009 and 2008, respectively, a decrease of 43 basis points.

Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. The adequacy of the allowance for loan losses (the “Allowance”) is reviewed monthly by the Loan Committee and on a quarterly basis by the Board of Directors. For purposes of this analysis, adequacy is defined as a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented. The methodology employed for this analysis was modified in the third quarter of 2007 and again in the fourth quarter of 2008, to conform with regulatory requirements. The revised methodology is based on a Reserve Model that is comprised of the three components listed below.
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
Occasional extensions of credit occur beyond the policy thresholds of the Company’s normal collateral advance margins for real estate lending. The aggregate of these loans represents 9.39% of the Company’s total loans. These loans are monitored and the balances reported to the Board every quarter. An excessive level of this practice could result in additional examiner scrutiny, competitive disadvantages and potential losses if forced to convert the collateral. The consideration of overmargined real estate loans directly relates to the capacity of the borrower. Management often requests additional collateral to bring the loan to value ratio within the policy guidelines and also require a strong secondary source of repayment in addition to the primary source of repayment.
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
The quality of the Bank’s loan portfolio is contingent upon our risk selection and underwriting practices. Every credit with over $100,000 in exposure is summarized by the Bank’s Credit Department and reviewed by the Loan Committee on a monthly basis. The Board of Directors review credits over $500,000 monthly with an annual credit analysis is conducted on credits in excess of $350,000 upon the receipt of updated financial information. Prior to any extension of credit, every significant commercial loan goes through sound credit underwriting. The Credit Department conducts detailed cash flow analysis on each proposal using the most current financial information. Relevant trends and ratios are evaluated.
The Bank has over 300 years of lending management experience among eleven members of its lending staff. In addition to the lending staff the Bank has an Advisory Board for each branch comprised of business and community leaders from the specific branch’s market area. Management meets with these boards quarterly to discuss the trends and conditions in each respective market.
There has been an influx of new banks within the Company’s geographic area. This increase has decreased the local industry’s overall margins as a result of pricing competition. Management believes that the borrowing base of the Bank is well established and therefore unsound price competition is not necessary.
The risks associated with the effects of changes in credit concentration include loan concentration, geographic concentration and regulatory concentration.
As of June 30, 2009, there were only four Standard Industrial Code groups that comprised more than three percent of the Bank’s total outstanding loans. The four groups are non-residential building operations, offices and clinics of doctors, real estate agents and managers and legal services.
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
Based on the evaluation described above, the Company recorded a provision for loan losses during the three months ended June 30, 2009 of $113,000, compared to a provision of $15,000 for the three months ended June 30, 2008. At June 30, 2009 the five year average loss ratios were: .176% Commercial, .426% Consumer, .000% 1-4 Residential, .000% Real Estate Construction and .023% Real Estate Mortgage. The historical loss ratio used at June 30, 2009 was .125% compared to .058% at June 30, 2008.
During the quarter ended June 30, 2009, there were charge-offs of $396,175 and recoveries of $750 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,164,319 or .58% of total loans. During the three months ended June 30, 2008, there were charge-offs of $21,986 recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,350,865 or .83% of total loans.
The Bank had impaired loans totaling $1,465,947 as of June 30, 2009, compared to $157,748 as of June 30, 2008. The impaired loans at June 30, 2009 include three non-accrual loans with a combined balance of $169, 031. Impaired loans at June 30, 2008 included three non-accrual loans with a combined balance of $89,930 and three loans classified by the examiners/auditors as impaired with a combined balance of $67,817. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.
The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of nine months, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest as of June 30, 2009 and one loan over 90 days past due still accruing interest as of June 30, 2008.
Net charge-offs for the three months ended June 30, 2009 were $395,425 compared to net charge-offs of $18,624 for the three months ended June 30, 2008. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company had $284,302 unallocated reserves at June 30, 2009 related to other inherent risk in the portfolio compared to unallocated reserves of $45,549 at June 30, 2008. Management believes the allowance for loan losses at June 30, 2009, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.
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
The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. During the three months ended June 30, 2009, no entry was made to the allowance for unfunded loans and commitments leaving a balance of $20,825.
Other Income
Other income for the three months ended June 30, 2009, increased $265,181 or 67.74% to $656,662 from $391,481 for the three months ended June 30, 2008. This increase is primarily due to an increase in mortgage banking income of $166,065 or 116.36% to $308,783 for the three months ended June 30, 2009 as compared to $142,718 for the three months ended June 30, 2008. Mortgage origination fees and service release premiums increased 175.19% and 166.96%, respectively. This increase is primarily due to a decrease in mortgage rates allowing for home owners to refinance, taking advantage of lower rates. Service charges, fees and commissions also increased 10.97% to $269,229 from $242,610 for the three months ended June 30, 2009 and 2008, respectively. Activity service charges on business accounts increased 50.94%, due to a reduction in the earnings credit. The Company realized a gain of $72,952 on the sale of an investment security during the three months ended June 30, 2009. There were no sales of investment securities for the three months ended June 30, 2008.
Other Expense
Bank overhead increased $151,624 or 8.22% to $1,996,912 for the three months ended June 30, 2009, from $1,845,288 for the three months ended June 30, 2008. Other operating expenses increased $152,269 or 33.83% to $602,335 for the three months ended June 30, 2009, from $450,066 for the three months ended June 30, 2008. Fees paid to the FDIC increased 186.83% to $56,218 for the three months ended June 30, 2009, from $19,600 for the three months ended June 30, 2008. This increase is due to the FDIC Insurance Reform Legislation that allows the FDIC to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio. In addition, $114,097 was accrued in June for a special assessment required by the FDIC. This assessment was calculated using 5.0 basis points of the estimated special assessment base (total assets less tier one capital) at June 30, 2009. The FDIC required the special assessment to be accrued in the second quarter to be paid on September 30, 2009.
Income Tax Expense
For the three months ended June 30, 2009, the Company’s effective tax rate was 34.69% compared to 35.40% during the three months ended June 30, 2008.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008
Net income increased $19,000 or 1.32%, for the six months ended June 30, 2009, to $1,462,363 (basic and diluted earnings per share of $.37) from $1,443,363 (basic and diluted earnings per share of $.36) for the six months ended June 30, 2008.
Net Interest Income
Net interest income, the Company’s primary source of revenue, is the difference between interest earned on assets, including loan fees and interest on investment securities, and the interest incurred for the liabilities to support such assets. Net interest income decreased $162,901 or 3.18% to $4,957,873 for the six months ended June 30, 2009, from $5,120,774 for the six months ended June 30, 2008. Total interest and fee income decreased $673,718 or 10.69% to $5,629,260 for the six months ended June 30, 2009 from $6,302,978 for the six months ended June 30, 2008. This decrease was primarily due to significant decreases in the Federal Reserve short-term rates and the resulting decrease in yields generated on earning assets (from variable rate loan repricing and new loans at lower rates). Interest and fees on loans decreased 8.02% from $5,277,368 for the six months ended June 30, 2008, to $4,854,282. Average loans increased from $159.0 million for the six months ended June 30, 2008, to $194.6 million for the six months ended June 30, 2009. The yield on average loans decreased 167 basis points from 6.67% at June 30, 2008, to 5.00% for the six months ended June 30, 2009. Interest earned on federal funds sold decreased $229,688 to $6,213 for the six months ended June 30, 2009, from $235,901 for the six months ended June 30, 2008. Interest on investment securities decreased 2.65% to $768,765 for the six months ended June 30, 2009. The yield on average federal funds sold decreased 232 basis points from 2.55% for the six months ended June 30, 2008 to .23% for the six months ended June 30, 2009. Average earning assets increased from $213.9 million to $237.9 million for the six months ended June 30, 2008 and 2009, respectively. The yield on average earning assets decreased 118 points to 4.75% for the six months ended June 30, 2009, from 5.93% for the six months ended June 30, 2008.
Provision for Loan Losses
The provision for loan losses for the six months ended June 30, 2009 was $164,000 compared to $30,000 for the six months ended June 30, 2008. Net charge-offs for the six months ended June 30, 2009 were $429,516 compared to $14,234 for the six months ended June 30, 2008. Charge-offs for the six months ended June 30, 2009 were $432,466 with recoveries of $2,950, resulting in an allowance for loan losses of $1,164,319 or .58% of total loans. This compares to charge-offs of $21,986 and recoveries of $7,752 for the six months ended June 30, 2008, for a total allowance of $1,350,865, or .83% of total loans. Loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of the reserve.
Other Income
Total other income includes service charges, fees and commissions, mortgage banking income, other non-interest income. Other income increased $476,579 or 61.78% to $1,247,964 for the six months ended June 30, 2009, from $771,385 for the six months ended June 30, 2008. Mortgage banking income increased $301,144 or 107.43% for the six months ended June 30, 2009. This increase is primarily due to a decrease in mortgage rates allowing home owners to refinance, taking advantage of lower rates. The Company also recognized a gain on the sale of investments of $122,315 for the six months ended June 30, 2009. There were no sales of investments during the six months ended June 30, 2008.
Other Expense
Bank overhead increased $156,977 or 4.33% to $3,779,869 for the six months ended June 30, 2009. Other operating expense increased $185,087 to $1,035,154 for the six months ended June 30, 2009, from $850,067 for the six months ended June 30, 2008. Fees paid to the FDIC increased 343.83% to $111,831 for the three months ended June 30, 2009, from $25,197 for the three months ended June 30, 2008. This increase is due to the FDIC Insurance Reform Legislation that allows the FDIC to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio. In addition $114,097 was accrued in June for a 5% special assessment by the FDIC. The FDIC required the special assessment to be accrued in the second quarter to be paid September 30, 2009.

Income Tax Expense
The Company’s effective tax rate for the six months ended June 30, 2009 was 35.35%, compared to 35.54% for the six months ended June 30, 2008.
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
The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below. The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet. The balance of the reserve was $20,825 at June 30, 2009 and 2008. The Company had no interests in non-consolidated special purpose entities.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $47,108,150 and $51,479,622 at June 30, 2009 and 2008, respectively.
Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 2009 and 2008, was $584,735 and $1,347,338, respectively.
The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at June 30, 2009. The Company has forward sales commitments, totaling $5.3 million at June 30, 2009, to sell loans held for sale of $5.3 million. The fair value of these commitments was not significant at June 30, 2009. The Company has no embedded derivative instruments requiring separate accounting treatment.

Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company’s primary liquid assets accounted for 21.63% and 29.38% of total assets at June 30, 2009 and 2008, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At June 30, 2009, the Bank had short-term lines of credit totaling approximately $22,000,000 (which are withdrawable at the lender’s option), with no outstanding balance at June 30, 2009. Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale. In order to establish a secondary source of liquidity, the Company has established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. The Company may borrow up to 75% of the established collateral. As of June 30, 2009 the Company could borrow up to $40,085,216. In addition, on June 18, 2009 the Company borrowed $7,500,000 from the Federal Reserve Bank’s Term Auction Facility (TAF) at a rate of .25% for a term of 84 days. The Board of Governor’s of the Federal Reserve System established this program to allow depository institutions to place a bid for an advance from its local Federal Reserve Bank at a fixed interest rate determined via centralized single-price auction. The collateral pledged to secure advances from the Federal Reserve Discount Window, serves as collateral.
The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000 and other large deposits. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At June 30, 2009 and 2008, the Bank’s liquidity ratio was 9.42% and 23.62%, respectively.
Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders’ equity at June 30, 2009 of $26,982,080. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at June 30, 2009, for the Bank is 11.68% and at June 30, 2008 was 13.35%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of June 30, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
At June 30, 2009 and 2008, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.
ITEM 4
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending June 30, 2009, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On April 14, 2009, the shareholders elected David W. Bunch, C. Ronald Coward, Graham M. Eubank, Fleetwood S. Hassell, Glen B. Haynes, DVM, William L. Hiott, Jr., Katherine M. Huger, Richard W. Hutson, Jr., Charles G. Lane, Hugh C. Lane, Jr., Louise J. Maybank, Dr. Linda J. Bradley McKee, CPA, Alan I. Nussbaum, MD, Edmund Rhett, Jr., MD, Malcolm M. Rhodes, MD, David R. Schools and Thomas C. Stevenson, III, to serve on the Board of Directors of the Company until the 2010 annual meeting.
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

BANK OF SOUTH CAROLINA CORPORATION
August 5, 2009	BY:	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/ William L. Hiott, Jr.
William L. Hiott, Jr.
Executive Vice President & Treasurer