Form 10-Q
period 2009-09-30
BANK OF SOUTH CAROLINA CORP
filed 2009-10-28
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2009

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

As of September 30, 2009 there were 4,002,910 Common Shares outstanding.

Table of Contents
BANK OF SOUTH CAROLINA CORPORATION

Report on Form 10-Q
for quarter ended
September 30, 2009

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2009	December 31, 2008

Assets:
Cash and due from banks	$6,490,103	$6,852,023
Interest bearing deposits in other banks	8,256	8,212
Federal funds sold	10,598,096	13,352,303
Investment securities available for sale	37,518,938	37,896,250
Mortgage loans to be sold	3,814,360	3,465,222
Loans	210,978,963	180,072,950
Allowance for loan losses	(2,013,259)	(1,429,835)
Net loans	208,965,704	178,643,115
Premises and equipment, net	2,461,588	2,424,476
Accrued interest receivable	1,037,194	1,016,659
Other assets	577,122	7,670
Total assets	$271,471,361	$243,665,930

Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing demand	$49,735,424	$52,659,020
Interest bearing demand	50,448,440	46,076,897
Money market accounts	64,423,956	64,705,925
Certificates of deposit $100,000 and over	43,520,164	27,356,516
Other time deposits	17,296,581	15,697,678
Other savings deposits	9,728,599	8,290,479
Total deposits	235,153,164	214,786,515

Short-term borrowings	7,713,896	1,000,000
Accrued interest payable and other liabilities	1,051,575	1,071,351
Total liabilities	243,918,635	216,857,866

Common Stock - No par value; 12,000,000 shares authorized; issued 4,202,411 shares at September 30, 2009 and 4,176,100 December 31, 2008; outstanding 4,002,910 shares at September 30, 2009 and 3,976,599 shares December 31, 2008	-	-
Additional paid in capital	23,505,632	23,229,045
Retained earnings	4,697,366	4,375,166
Treasury stock – 199,501 shares at September 30, 2009 and December 31, 2008	(1,692,964)	(1,692,964)
Accumulated other comprehensive income, net of income taxes	1,042,692	896,817

Total shareholders' equity	27,552,726	26,808,064

Total liabilities and shareholders' equity	$271,471,361	$243,665,930

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2009	2008
Interest and fee income
Interest and fees on loans	$2,600,453	$2,518,085
Interest and dividends on investment securities	366,522	423,520
Other interest income	4,703	62,900
Total interest and fee income	2,971,678	3,004,505

Interest expense
Interest on deposits	340,391	356,618
Interest on short-term borrowings	4,726	1,948
Total interest expense	345,117	358,566

Net interest income	2,626,561	2,645,939
Provision for loan losses	1,110,000	85,000
Net interest income after provision for loan losses	1,516,561	2,560,939

Other income
Service charges, fees and commissions	262,490	236,758
Mortgage banking income	186,669	83,487
Gain (loss) on sale of securities	57,756	(238)
Other non-interest income	8,187	8,026
Total other income	515,102	328,033

Other expense
Salaries and employee benefits	1,072,127	1,046,365
Net occupancy expense	317,651	336,117
Other operating expenses	468,798	412,371
Total other expense	1,858,576	1,794,853

Income before income tax expense	173,087	1,094,119
Income tax expense	36,566	382,047
Net income	$136,521	$712,072

Basic earnings per share	$0.03	$0.18
Diluted earnings per share	$0.03	$0.18

Weighted average shares outstanding
Basic	4,002,676	3,975,252
Diluted	4,002,676	3,981,056

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
Interest and fee income
Interest and fees on loans	$7,454,735	$7,795,453
Interest and dividends on investment securities	1,135,287	1,213,229
Other interest income	10,916	298,801
Total interest and fee income	8,600,938	9,307,483

Interest expense
Interest on deposits	1,007,424	1,532,122
Interest on short-term borrowings	9,080	8,647
Total interest expense	1,016,504	1,540,769

Net interest income	7,584,434	7,766,714
Provision for loan losses	1,274,000	115,000
Net interest income after provision for loan losses	6,310,434	7,651,714

Other income
Service charges, fees and commissions	796,165	715,614
Mortgage banking income	768,132	363,807
Gain (loss) on sale of securities	180,071	(238)
Other non-interest income	18,698	20,235
Total other income	1,763,066	1,099,418

Other expense
Salaries and employee benefits	3,157,192	3,132,348
Net occupancy expense	977,301	1,022,959
Other operating expenses	1,503,952	1,262,439
Total other expense	5,638,445	5,417,746

Income before income tax expense	2,435,055	3,333,386
Income tax expense	836,171	1,177,951
Net income	$1,598,884	$2,155,435

Basic earnings per share	$0.40	$0.54
Diluted earnings per share	$0.40	$0.54

Weighted average shares outstanding
Basic	3,987,880	3,962,817
Diluted	3,987,880	3,972,475

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR NINE MONTHS SEPTEMBER 30, 2008 AND 2009

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total

December 31, 2007	$-	$22,978,812	$3,976,706	$(1,692,964)	$430,016	$25,692,570

Comprehensive income:

Net income	-	-	2,155,435	-	-	2,155,435

Net unrealized gain on securities (net of tax effect of $54,898)	-	-	-	-	93,475	93,475

Comprehensive income	-	-	-	-	-	2,248,910

Exercise of stock options	-	198,333	-	-	-	198,333

Stock-based compensation expense	-	35,456	-	-	-	35,456

Cash dividends ($0.48 per common share)	-	-	(1,904,582)	-	-	(1,904,582)

September 30, 2008	$-	$23,212,601	$4,227,559	$(1,692,964)	$523,491	$26,270,687

December 31, 2008	$-	$23,229,045	$4,375,166	$(1,692,964)	$896,817	$26,808,064

Comprehensive income:

Net income	-	-	1,598,884	-	-	1,598,884

Net unrealized gain on securities (net of tax effect of $152,301)	-	-	-	-	259,322	259,322

Reclassification adjustment for gains included in net income (net of tax effect $66,624)	-	-	-	-	(113,447)	(113,447)

Total comprehensive income	-	-	-	-	-	1,744,759

Exercise of stock options	-	235,315	-	-	-	235,315

Stock-based compensation expense	-	41,272	-	-	-	41,272

Cash dividends ($0.32 per common share)	-	-	(1,276,684)	-	-	(1,276,684)

September 30, 2009	$-	$23,505,632	$4,697,366	$(1,692,964)	$1,042,692	$27,552,726

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$1,598,884	$2,155,435
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	161,393	195,152
(Gain) loss on sale of securities	(180,071)	238
Provision for loan losses	1,274,000	115,000
Stock-based compensation expense	41,272	35,456
Net (accretion) and amortization of unearned discounts and premiums on investments	33,201	(18,782)
Origination of mortgage loans held for sale	(82,579,449)	(29,541,199)
Proceeds from sale of mortgage loans held for sale	82,230,311	28,875,929
(Increase) decrease in accrued interest receivable and other assets	(675,660)	241,659
Increase in accrued interest payable and other liabilities	616,480	39,356

Net cash provided by operating activities	2,520,361	2,098,244

Cash flows from investing activities:
Purchase of investment securities available for sale	(11,959,800)	(5,785,881)
Maturities and calls of investment securities available for sale	2,376,600	4,975,000
Net increase in loans	(31,596,589)	(17,708,003)
Purchase of premises and equipment	(198,505)	(35,182)
Proceeds from sale of available for sale securities	10,338,930	-

Net cash used by investing activities	(31,039,364)	(18,554,066)

Cash flows from financing activities:
Net increase in deposit accounts	20,366,649	9,495,898
Net increase (decrease) in short-term borrowings	6,713,896	(4,601)
Dividends paid	(1,912,940)	(1,901,044)
Stock options exercised	235,315	198,333
Net cash provided by financing activities	25,402,920	7,788,586

Net decrease in cash and cash equivalents	(3,116,083)	(8,667,236)
Cash and cash equivalents, beginning of period	20,212,538	28,082,316

Cash and cash equivalents, end of period	$17,096,455	$19,415,080

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$1,009,280	$1,729,669
Income taxes	$920,348	$1,063,747

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$(636,256)	$3,538

Change in unrealized losses on available for sale securities	$145,875	$93,475

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

NOTE 1:  Basis of Presentation
The Bank of South Carolina (the “Bank”) began operations on February 26, 1987 as a state chartered bank and later became a subsidiary of Bank of South Carolina Corporation (the “Company”),  a South Carolina corporation, in a reorganization effective on April 17, 1995.  The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited, except for the December 31, 2008 consolidated balance sheet.  All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company.  The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results which may be expected for the entire year.

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

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 28, 2009, the date the financial statements were available to be issued.

NOTE 2:  Investment Securities
The Company accounts for its investment  securities in accordance with Accounting Standards Codification (FASB ASC) Topic 320: Investments- Debt and Equity Securities. Investment securities are classified as “Held to Maturity”, “Trading” and "Available for Sale". Currently the Company has only investments classified as “Available for Sale”. These securities are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of estimated tax effects).  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred.  Realized gains or losses on the sale of investments are based on the specific identification method, trade date basis.

NOTE 3: Stock Based Compensation
The Company has an Incentive Stock Option Plan which was approved in 1998, and expired on April 14, 2008.  This plan is intended to assist the Company in recruiting and retaining employees with ability and initiative, by enabling employees to participate in its future success and to associate their interest with those of the Company and its shareholders.  Under the 1998 Incentive Stock Option Plan, options are periodically granted to employees at a price not less than 100% of the fair market value of the shares at the date of the grant. All employees are eligible to participate in this plan if the Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to the profits or growth of the Company or its subsidiary.  Options may be exercised in whole at any time or in part from time to time at such times and in compliance with such requirements as the Committee shall determine. The maximum period in which an Option may be exercised is determined at the date of grant and shall not exceed 10 years from the date of grant.

The options are not transferable except by will or by the laws of descent and distribution. No options may be granted under this Plan after April 14, 2008.  Options granted before that date shall remain valid in accordance with their terms.

There were 4,500 shares granted during the nine months ended September 30, 2008.  Fair value was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the 4,500 options granted in 2008: dividend yield of 3.94%, historical volatility of 32.01%, risk-free interest rate of 3.34%, and expected life of the options of 10 years. For purposes of the calculation, compensation expense is recognized on a straight-line basis over the vesting period.

The following is a summary of the activity under the Incentive Stock Options Plan for the three and nine months ending September 30, 2009 and September 30, 2008.

Three Months Ended September 30, 2009	Options	Weighted Average Exercise Price

Balance at July 1, 2009	79,725	$11.65
Granted	-	-
Exercised	(638)	8.92
Exercised	-	-
Balance at September 30, 2009	79,087	$11.67

Nine Months Ended September 30, 2009	Options	Weighted Average Exercise Price

Balance at January 1, 2009	105,398	$10.99
Exercised	(24,991)	8.92
Exercised	(1,320)	9.39
Balance at September 30, 2009	79,087	$11.67

Options exercisable at September 30, 2009	8,706	$8.92
	3,286	$9.39

Three Months Ended September 30, 2008	Options	Weighted Average Exercise Price

Balance at July 1, 2008	118,443	$11.02
Granted	-	-
Exercised	(1,331)	8.92
Exercised	(1,210)	9.39
Cancelled	(7,500)	16.62
Cancelled	(2,500)	14.19
Balance at September 30, 2008	105,902	$10.98

Nine Months Ended September 30, 2008	Options	Weighted Average Exercise Price

Balance at January 1, 2008	136,763	$11.05
Granted	4,500	14.19
Exercised	(19,764)	8.92
Exercised	(2,347)	9.39
Cancelled	(10,750)	16.62
Cancelled	(2,500)	14.19
Balance at September 30, 2008	105,902	$10.98

Options exercisable at September 30, 2008	10,640	$8.92
	827	$9.39

NOTE 4:  Shareholders' Equity
Income per common share for the three and nine months ended September 30, 2009 and for the three and nine months ended September 30, 2008 were calculated as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$136,521

Basic income available to common shareholders	$136,521	4,002,676	$.03

Effect of dilutive options		-

Diluted income available to common shareholders	$136,521	4,002,676	$.03

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$1,598,884

Basic income available to common shareholders	$1,598,884	3,987,880	$.40

Effect of dilutive options		-

Diluted income available to common shareholders	$1,598,884	3,987,880	$.40

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$712,072

Basic income available to common shareholders	$712,072	3,975,252	$.18

Effect of dilutive options		5,804

Diluted income available to common shareholders	$712,072	3,981,056	$.18

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$2,155,435

Basic income available to common shareholders	$2,155,435	3,962,817	$.54

Effect of dilutive options		9,658

Diluted income available to common shareholders	$2,155,435	3,972,475	$.54

The future payment of a quarterly dividend will be evaluated by the Board of Directors of the Company and will be paid as justified by the earnings of the Bank.

NOTE 5: Comprehensive Income
The Company applies the provisions of FASB ASC Topic 220: Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  Comprehensive income consists of net income and net unrealized gains or losses on securities and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Total comprehensive income is $550,267 and $814,067, respectively for the three months ended September 30, 2009 and 2008, and $1,744,759 and $2,248,910, respectively for the nine months ended September 30, 2009 and 2008.

NOTE 6: Fair Value Measurements
Effective January 1, 2008, the Company adopted FASB ASC Topic 820: Fair Value Measurements and Disclosures, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. FASB ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

FASB ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2009 are as follows:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
Available for Sale Securities	$3,142,031	$34,376,907	$-	$37,518,938
Mortgage loans held for sale	-	3,814,360	-	$3,814,360
Total	$3,142,031	$38,191,267	$-	$41,333,328

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2009 was $1,844,204.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

FABS ASC Topic 825: Financial Instruments, requires disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate fair value.   Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information.  Where available, quoted market prices are used.  In other cases, fair values are based on estimates using present value or other valuation techniques.  These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, prepayments, estimates of future cash flows, future expected loss experience and other factors.  Changes in assumptions could significantly affect these estimates.  Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may or may not be realized in an immediate sale of the instrument.

Under FASB ASC Topic 825, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of the assets and liabilities that are not financial instruments.  Accordingly, the aggregate fair value amounts of existing financing instruments do not represent the underlying value of those instruments on the books of the Company.

The following describes the methods and assumptions used by the Company in estimating the fair values of financial instruments:

a.	Cash and due from banks, interest bearing deposits in other banks and federal funds sold
The carrying value approximates fair value. All mature within 90 days and do not present unanticipated credit concerns.

b.	Investment securities available for sale
The fair value of investment securities is derived from quoted market prices.

c.	Loans
The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less approximate fair value.  The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans by the Company at September 30, 2009 and December 31, 2008, approximate market.

The carrying value of mortgage loans held for sale approximates fair value.

For lines of credit, the carrying value approximates fair value.

d.	Deposits
Under FASB ASC Topic 825, the estimated fair value of deposits with no stated maturity is equal to the carrying amount.  The fair value of time deposits is estimated by discounting contractual cash flows, by applying interest rates currently being offered on the deposit products.  Under FASB ASC Topic 825, the fair value estimates for deposits do not include the benefit that results from the low cost funding provided by the deposit liabilities as compared to the cost of alternative forms of funding (deposit base intangibles).

e.	Short-term borrowings
The carrying amount approximates fair value due to the short-term nature of these instruments.

The estimated fair values of the Company's financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009
	Carrying Amount	Estimated Fair Value

Cash and due from banks	$6,490,103	$6,490,103
Interest bearing deposits in other banks	8,256	8,256
Federal funds sold	10,598,096	10,598,096
Investment securities available for sale	37,518,938	37,518,938
Loans (1)	214,793,323	217,442,538
Deposits	235,153,164	235,481,509
Short-term borrowings	7,713,896	7,713,896

	December 31, 2008
	Carrying Amount	Estimated Fair Value

Cash and due from banks	$6,852,023	$6,852,023
Interest bearing deposits in other banks	8,212	8,212
Federal funds sold	13,352,303	13,352,303
Investments available for sale	37,896,250	37,896,250
Loans (1)	183,538,172	189,496,730
Deposits	214,786,515	215,012,751
Short-term borrowings	1,000,000	1,000,000

(1)    Includes mortgage loans to be sold

NOTE 7: Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”).  This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented.  FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Staff Position will require the Company to provide additional disclosures related to its benefit plan.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial statements.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” was issued in October, 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  The Company does not expect the update to have an impact on its financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this quarterly report contain certain “forward-looking statements” concerning the future operations of the Bank of South Carolina Corporation.  Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q.  The Company has used “forward-looking statements” to describe future plans and strategies including its expectations of the Company’s future financial results.  The following are cautionary statements. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  A variety of factors may affect the operations, performance, business strategy and results of the Company including, but not limited to the following:

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

Overview
Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $271.5 million in assets as of September 30, 2009 and net income of $1,598,884 for the nine months ended September 30, 2009.  The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester and Berkeley, counties of South Carolina.  The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of the Company’s financial condition as of September 30, 2009 as compared to December 31, 2008 and the results of operations for the three and nine months ended September 30, 2009 as compared to September 30, 2008.  The discussion and analysis identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

The Company derives most of its income from interest on loans and investments (interest bearing assets).  The primary source of funding for making these loans and investments is the Company’s deposits, on which the Company pays interest. Consequently, one of the key measures of the Company’s success is the amount of net interest income, or the difference between the income on its interest-earning assets, such as loans and investments, and the expense on its interest bearing liabilities, such as deposits.  Another key measure is the spread between the yield the Company earns on these interest-bearing assets and the rate the Company pays on its interest-bearing liabilities.

There are risks inherent in all loans; therefore, the Company maintains an allowance for loan losses to absorb estimated losses on existing loans that may become uncollectible. The Company established and maintains this allowance by charging a provision for loan losses against its operating earnings. In the following section the Company has included a discussion of this process, as well as several tables describing its allowance for loan losses and the allocation of this allowance among its various categories of loans.

The Company’s results of operations depend not only on the level of its net interest income from loans and investments, but also on its non-interest income and its operating expenses.  Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread.  The Company’s net interest spread for the nine months ended September 30, 2009 was 3.95%, compared to 4.95% for the nine months ended September 30, 2008.

Non-interest income includes fees and other expenses charged to customers.  A more detailed discussion of interest income, non-interest income and operating expenses follows.

For the nine months ended September 30, 2009, the Bank has paid $905,000 to the Company for dividend payments.

CRITICAL ACCOUNTING POLICIES
The Company has adopted various accounting policies that govern the application principles generally accepted in the United States and with general practices within the banking industry in the preparation of its financial statements.  The Company’s significant accounting policies are described in the footnotes to its unaudited consolidated financial statements as of September 30, 2009 and its notes included in the consolidated financial statements in its 2008 Annual Report on Form 10-K as filed with the SEC.

Certain accounting policies involve significant judgments and assumptions by the Company that have a material impact on the carrying value of certain assets and liabilities.  The Company considers these accounting policies to be critical accounting policies.  The judgment and assumptions the Company uses are based on historical experience and other factors, which the Company believes to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions the Company makes, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of its assets and liabilities and its results of operations.

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

BALANCE SHEET

LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets.  At September 30, 2009 outstanding loans (less deferred loan fees of $27,046) totaled $210,978,963 which equaled 89.72% of total deposits and 77.72% of total assets.  The major components of the loan portfolio were commercial loans and commercial real estate loans totaling 21.34% and 54.12%, respectively of total loans.  Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina.  The breakdown of total loans by type and the respective percentage of total loans are as follows:

	September 30,		December 31,
	2009	2008	2008
Commercial loans	$45,025,696	$47,325,082	$45,805,794
Commercial real estate	114,190,915	88,234,503	92,106,908
Residential mortgage	21,383,693	14,836,405	16,254,781
Consumer loans	5,699,769	5,107,548	5,348,559
Personal banklines	24,519,797	18,233,182	20,313,172
Other	186,139	291,151	308,867

Total	211,006,009	174,027,871	180,138,081
Deferred loan fees (net)	(27,046)	(56,189)	(65,131)
Allowance for loan losses	(2,013,259)	(1,365,761)	(1,429,835)

Loans, net	$208,965,704	$172,605,921	$178,643,115

Percentage of Loans	September 30,		December 31,
	2009	2008	2008
Commercial loans	21.34%	27.19%	25.43%
Commercial real estate	54.12%	50.70%	51.13%
Residential mortgage	10.13%	8.53%	9.02%
Consumer loans	2.70%	2.93%	2.97%
Personal banklines	11.62%	10.48%	11.28%
Other	.09%	.17%	0.17%

Total	100.00%	100.00%	100.00%

Total loans, not including deferred loan fees, increased $36,978,138 or 21.25% to $211,006,009 at September 30, 2009 from $174,027,871 at September 30, 2008 and increased $30,867,928 or 17.14% from $180,138,081 at December 31, 2008. This increase can be attributed to the stability of the Company, strong business development efforts, the hiring of two additional loan officers and the slow down of lending in the Company’s market.

Commercial real estate loans increased $25,956,412 or 29.42%, residential mortgages increased $6,547,288 or 44.13% and personal banklines increased 34.48% or $6,286,615 from September 30, 2008 to September 30, 2009.  Commercial real estate loans increased $22,084,007 or 23.98%, residential mortgages increased $5,128,912 or 31.55% and personal banklines increased $4,206,625 or 20.71% from December 31, 2008.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes.  It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds.  Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio.  The average yield on investments at September 30, 2009 was 4.14% compared to 4.39% at September 30, 2008.  The carrying values of the investments available for sale at September 30, 2009 and 2008 and percentage of each category to total investments are as follows:

INVESTMENT PORTFOLIO

	September 30, 2009	September 30, 2008
US Treasury Notes	$2,976,860	$2,959,996
Government-Sponsored Enterprises	12,028,603	21,014,292
Municipal Securities	20,858,408	12,012,592
	$35,863,871	$35,986,880

US Treasury Notes	8.30%	8.22%
Government-Sponsored Enterprises	33.54%	58.40%
Municipal Securities	58.16%	33.38%
	100.00%	100.00%

The Company accounts for its investment securities in accordance with FASB ASC Topic 320: Investments - Debt and Equity Securities.  All securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at September 30, 2009 and September 30, 2008.  The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	September 30, 2009
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$2,976,860	$165,171	$-	$3,142,031
Government-Sponsored Enterprises	12,028,603	591,202	-	12,619,805
Municipal Securities	20,858,408	921,205	22,511	21,757,102

Total	$35,863,871	$1,677,578	$22,511	$37,518,938

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2009, by contractual maturity are as follows:

	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$3,412,936	$3,527,158
Due in one year to five years	14,589,417	15,358,440
Due in five years to ten years	5,960,169	6,381,630
Due in ten years and over	11,901,349	12,251,710

Total	$35,863,871	$37,518,938

September 30, 2009

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$-	$-	$-	$-	$-	$-
Government-Sponsored Enterprises	-	-	-	-	-	-
Municipal Securities	1,515,001	22,511	-	-	1,515,001	22,511

	$1,515,001	$22,511	$-	$-	$1,515,001	$22,511

December 31, 2008
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$-	$-	$-	$-	$-	$-
Government-Sponsored Enterprises	-	-	-	-	-	-
Municipal Securities	1,526,724	19,899	-	-	1,526,724	19,899

	$1,526,724	$19,899	$-	$-	$1,526,724	$19,899

At September 30, 2009, there were two Municipal Securities with an unrealized loss of $22,511 as compared to five Municipal Securities with an unrealized loss of $19,899, at December 31, 2008.  These investments are not considered other-than-temporarily impaired.  The Company has the ability and the intent to hold these investments until a market price recovery or maturity.  The unrealized losses on these investments were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 70.66% of average earning assets for the nine months ended September 30, 2009, and 67.17% for the nine months ended September 30, 2008. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	September 30,		December 31,
	2009	2008	2008
Non-interest bearing demand	$49,735,424	$55,896,220	$52,659,020
Interest bearing demand	$50,448,440	$46,750,818	$46,076,897
Money market accounts	$64,423,956	$59,906,162	$64,705,925
Certificates of deposit $100,000 and over	$43,520,164	$22,562,427	$27,356,516
Other time deposits	$17,296,581	$15,863,140	$15,697,678
Other savings deposits	$9,728,599	$8,863,589	$8,290,479

Total Deposits	$235,153,164	$206,842,356	$214,786,515

Percentage of Deposits	September 30,		December 31,
	2009	2008	2008
Non-interest bearing demand	21.15%	27.02%	24.52%
Interest bearing demand	21.45%	22.60%	21.45%
Money Market accounts	27.40%	27.51%	30.13%
Certificates of deposit $100,000 and over	18.51%	10.91%	12.74%
Other time deposits	7.35%	7.67%	7.31%
Other savings deposits	4.14%	4.29%	3.86%

Total Deposits	100.00%	100.00%	100.00%

Total deposits increased $28,310,808 or 13.69% to $235,153,164 at September 30, 2009 from $206,842,356 at September 30, 2008 and increased $20,366,649 or 9.48% from $214,786,515 at December 31, 2008.  Total certificates of deposit $100,000 and over and money market accounts increased 92.89% and 13.21%, respectively, from September 30, 2008 to September 30, 2009.    For the nine months ended September 30, 2009 when compared to December 31, 2008, certificates of deposit $100,000 and over increased $16,163,648 or 59.09%, offset by a decrease of 5.55% in non-interest bearing accounts.

SHORT-TERM BORROWINGS
The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $1,000,000 at September 30, 2009 and 2008 under the arrangement at an interest rate set by the Federal Reserve.  The note is secured by Government Sponsored Enterprise Securities with a market value of $1,122,021 at September 30, 2009 and $1,020,696 at September 30, 2008.  The amount outstanding under the note totaled $213,896 and $923,272 at September 30, 2009 and 2008, respectively.  At September 30, 2009, the Company had no outstanding federal funds purchased with the option to borrow up to $22,000,000 on short term lines of credit. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window.  The Company established this arrangement as a secondary source of liquidity. In addition, on September 10, 2009 the Company borrowed $7,500,000 from the Federal Reserve Bank’s Term Auction Facility (TAF) at a rate of .25% for a term of 84 days. The Board of Governor’s of the Federal Reserve System established this program to allow depository institutions to place a bid for an advance from its local Federal Reserve Bank at a fixed interest rate determined via centralized single-price auction.  The collateral pledged to secure advances from the Federal Reserve Discount Window, serves as collateral.

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008
Net income decreased $575,551 or 80.83% to $136,521, or basic and diluted earnings per share of $.03 and $.03, respectively, for the three months ended September 30, 2009, from $712,072, or basic and diluted earnings per share of $.18 and $.18, respectively, for the three months ended September 30, 2008. During the three months ended September 30, 2009 the Company increased its Allowance for Loan Losses to $1,110,000 as compared to $85,000 for the three months ended September 30, 2008. The increase in the Allowance for Loan Losses was based on management’s evaluation of the adequacy of the Allowance at September 30, 2009, as discussed in the Allowance for Loan Loss section.

Net Interest Income
Net interest income, the major component of the Company’s net income, decreased $19,378 or .73% to $2,626,561 for the three months ended September 30, 2009, from $2,645,939 for the three months ended September 30, 2008.  Total interest and fee income decreased $32,827 or 1.09% for the three months ended September 30, 2009, to $2,971,678 from $3,004,505 for the three months ended September 30, 2008.  This decrease was primarily due to significant decreases in short-term rates by the Federal Reserve, and the resulting decrease in yields generated on earning assets (from variable rate loan repricing and new loans at lower rates). Interest and dividends on federal funds sold decreased $58,197 or 92.52% to $4,703 for the three months ended September 30, 2009 from $62,900 for the three months ended September 30, 2008.  Interest on investment securities decreased $56,998 or 13.46% to $366,522 for the three months ended September 30, 2009 from $423,520 for the three months ended September 30, 2008.

Average interest earning assets increased from $218.9 million for the three months ended September 30, 2008, to $252.2 million for the three months ended September 30, 2009.  The yield on interest earning assets decreased 82 basis points between periods to 4.64% for the three months ended September 30, 2009, compared to 5.46% for the same period in 2008. This decrease is primarily due to a decrease in the yield on federal funds sold of 198 basis points and a decrease of 96 basis points in loans.

Total interest expense decreased $13,449 or 3.75% to $345,117 for the three months ended September 30, 2009, from $358,566 for the three months ended September 30, 2008.  The decrease in interest expense is primarily due to a decrease in average cost of deposits.  Interest on deposits for the three months ended September 30, 2009, was $340,391 compared to $356,618 for the three months ended September 30, 2008, a decrease of $16,227 or 4.55%.  Total interest bearing deposits averaged approximately $176.8 million for the three months ended September 30, 2009, as compared to $146.4 million for the three months ended September 30, 2008. The average cost of interest bearing deposits was .76% and .97% for the three months ended September 30, 2009 and 2008, respectively, a decrease of 21 basis points. Short term borrowings for the three months ended September 30, 2009 averaged approximately $7.9 million as compared to $443,675 for the three months ended September 30, 2008.

Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio.  The adequacy of the allowance for loan losses (the “Allowance”) is reviewed monthly by the Loan Committee and on a quarterly basis by the Board of Directors.  For purposes of this analysis, adequacy is defined as a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented.  The methodology employed for this analysis was modified in the third quarter of 2007, the fourth quarter of 2008 and again in the third quarter 2009. The revised methodology is based on a Reserve Model that is comprised of the three components listed below.

1)	Specific Reserve analysis for impaired loans based on SFAS 114 “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15.” (FASB ASC 310-10-35).
2)	General reserve analysis applying historical loss rates based on SFAS No 5 “Accounting for Contingencies,” (FASB ASC 450-20).
3)	Qualitative or environmental factors.

Loans are reviewed for impairment which is measured in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15.” (FASB ASC 310-10-35). Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated.  Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate, or, alternatively the fair value of the collateral if the loan is collateral dependent.  An impaired loan may not represent an expected loss.

A general reserve analysis is performed on individually reviewed loans, but not impaired loans, and excluded individually reviewed impaired loans, based on SFAS No. 5 “Accounting for Contingencies,” (FASB ASC 450-20). Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group.  The company shortened its historical loss percentage for this component from five years to three years.  The change resulted in an increase in the historical loss percentage from .64% to .91%.  This increase was reasonable given the Company’s historical lack of losses and, more importantly, represents the current lending environment.

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

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans and overmargined real estate lending. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Although the aggregate total of classified loans has increased, management is confident in the adequacy of the sources of repayment.  Sizable unsecured principal balances on a non-amortizing basis are monitored.  Within the portfolio risk factor the Company elected to increase the risk percentage for “trends in volume and term of loan” as a result of the increased volume in its loan portfolio.  Loans have increased 21% or approximately $36,359,783 from September 30, 2008 to September 30, 2009. In addition the Company elected to increase the risk percentage for “over margined real estate lending risk”.  Although the vast majority of the Company’s real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to the Company’s ability to realize on the collateral. Given the contraction in real estate values, the Company closely monitors its loan to value.  The Company recently amended its Loan Policy to allow for a maximum 80% collateral advance percentage on real estate transactions.

Although significantly under the threshold of 100% of capital (currently approximately $27 million), the Company’s list and number of over margined real estate loans currently totals approximately $16 million or approximately 7.5% of its loan portfolio.

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

Occasional extensions of credit occur beyond the policy thresholds of the Company’s normal collateral advance margins for real estate lending.  The aggregate of these loans represents 7.48% of the Company’s total loans.  These loans are monitored and the balances reported to the Board every quarter. An excessive level of this practice could result in additional examiner scrutiny, competitive disadvantages and potential losses if forced to convert the collateral. The consideration of overmargined real estate loans directly relates to the capacity of the borrower. Management often requests additional collateral to bring the loan to value ratio within the policy guidelines and also require a strong secondary source of repayment in addition to the primary source of repayment.

National and local economic trends and conditions are constantly changing and results in both positive and negative impact on borrowers.  Most macroeconomic conditions are not controllable by the Company and are incorporated into the qualitative risk factors. Natural disasters, wars and the recent fallout of the subprime lending market as well as problems in the traditional mortgage market are a few of the trends and conditions that are currently affecting the Company’s national and local economy.  Changes in the national and local economy have impacted borrowers’ ability, in many cases, to repay loans in a timely manner.  On occasion a loan’s primary source of repayment (i.e., personal income, cash flow, or lease income) may be eroded as a result of unemployment, lack of revenues, or the inability of a tenant to make rent payments.  According to the Bureau of Labor Statistics, national unemployment as of September 30, 2009, is 9.70% and, for the State of South Carolina, 11.5%.  Local vacancy rates have increased to over 8%.  Accordingly, the Company has elected to increase the risk percentage for this factor.

The quality of the Bank’s loan portfolio is contingent upon its risk selection and underwriting practices.  Every credit with over $100,000 in exposure is summarized by the Bank’s Credit Department and reviewed by the Loan Committee on a monthly basis.  The Board of Directors review credits over $500,000 monthly with an annual credit analysis is conducted on credits in excess of $350,000 upon the receipt of updated financial information. Prior to any extension of credit, every significant commercial loan goes through sound credit underwriting.  The Credit Department conducts detailed cash flow analysis on each proposal using the most current financial information.  Relevant trends and ratios are evaluated.

The Bank has over 300 years of lending management experience among eleven members of its lending staff.  In addition to the lending staff the Bank has an Advisory Board for each branch comprised of business and community leaders from the specific branch’s market area.  Management meets with these boards quarterly to discuss the trends and conditions in each respective market. Management is aware of the many challenges currently facing the banking industry.  Specifically, assessing banks to replenish the insurance fund and its corresponding impact on bank profits, increased regulatory scrutiny in and or on lending practices, pending changes in deposit and or funding source type and mix, to name a few, continue to impact the Company’s environment.  As other banks look to increase earnings in the short term, the Company will continue to emphasize the need to maintain its sound lending practices and core deposit growth.  Accordingly the Company has elected to increase the risk percentage for this factor.

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

As of September 30, 2009, there were only four Standard Industrial Code groups that comprised more than three percent of the Bank’s total outstanding loans.  The four groups are non-residential building operations, offices and clinics of doctors, real estate agents and managers and legal services.

The Company is located along the coast and on an earthquake fault, increasing the chances that a natural disaster may impact the Bank and its borrowers.  The Company has a Disaster Recovery Plan in place, however, the amount of time it would take for its customers to return to normal operations is unknown.

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

The aforementioned changes to the Company’s Allowance for Loan Loss methodology were not made as a result of dramatic or patterned history of loan losses, increases in past due loans, or non-performing assets, but rather because of specific changes in the Company’s lending environment.  These changes have precipitated the need for additional reserves in a period of time when the Company’s loan portfolio has grown significantly.  Based on the evaluation described above, the Company recorded a provision for loan losses during the three months ended September 30, 2009 of $1,110,000, compared to a provision of $85,000 for the three months ended September 30, 2008.  At September 30, 2009 the three year average loss ratios were: ..459% Commercial, .322% Consumer, .012% 1-4 Residential, .000% Real Estate Construction and .043% Real Estate Mortgage.  The historical loss ratio used at September 30, 2009 was .91% compared to .065% (five year historical loss ratio) at September 30, 2008.

During the quarter ended September 30, 2009, there were charge-offs of $261,918 and recoveries of $857 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $2,013,259 or .95% of total loans. During the three months ended September 30, 2008, there were charge-offs of $75,965 and recoveries of $5,861 recorded to the allowance for loan losses resulting in an allowance for loan losses of $1,365,761 or .79% of total loans.

The Bank had impaired loans totaling $1,844,204 as of September 30, 2009, compared to $64,416 as of September 30, 2008.  The impaired loans at September 30, 2009 include four non-accrual loans with a combined balance of $240,667. Impaired loans at September 30, 2008 included two non-accrual loans with a combined balance of $12,847 and one loan classified by the examiners/auditors as impaired with a combined balance of $41,000. Included in the impaired loans is one credit totaling $1,211,166 which is secured by accounts receivable, inventory and furniture, fixtures and equipment. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest.  The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate.  If non-accrual loans decrease their past due status to less than 30 days for a period of nine months, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest as of September 30, 2009 and one loan over 90 days past due still accruing interest as of September 30, 2008.

Net charge-offs for the three months ended September 30, 2009 were $261,061 compared to net charge-offs of $70,104 for the three months ended September 30, 2008. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company had $382,615 unallocated reserves at September 30, 2009 related to other inherent risk in the portfolio compared to no unallocated reserves at September 30, 2008. Management believes the allowance for loan losses at September 30, 2009, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.  Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required.  No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.  During the three months ended September 30, 2009, no entry was made to the allowance for unfunded loans and commitments leaving a balance of $20,825.

Other Income
Other income for the three months ended September 30, 2009, increased $187,069 or 57.03% to $515,102 from $328,033 for the three months ended September 30, 2008.  This increase is primarily due to an increase in mortgage banking income of $103,182 or 123.59% to $186,669 for the three months ended September 30, 2009 as compared to $83,487 for the three months ended September 30, 2008. Mortgage origination fees, discount fees and service release premiums increased 170.52%, 275.56% and 156.16%, respectively. This increase is primarily due to a decrease in mortgage rates allowing for new home purchases and current home owners to refinance, taking advantage of lower rates. Service charges, fees and commissions also increased 10.87% to $262,490 from $236,758 for the three months ended September 30, 2009 and 2008, respectively. Activity service charges on business accounts increased 83.61%, due to a reduction in the earnings credit. The Company realized a gain of $57,756 on the sale of an investment security during the three months ended September 30, 2009, and a loss of $238 on a municipal bond called during the three months ended September 30, 2008.

Other Expense
Bank overhead increased $63,723 or 3.55% to $1,858,576 for the three months ended September 30, 2009, from $1,794,853 for the three months ended September 30, 2008.  Other operating expenses increased $56,427 or 13.68% to $468,798 for the three months ended September 30, 2009, from $412,371 for the three months ended September 30, 2008.  Fees paid to the FDIC increased 137.13% to $74,948 for the three months ended September 30, 2009, from $31,527 for the three months ended September 30, 2008.

Income Tax Expense
For the three months ended September 30, 2009, the Company’s effective tax rate was 21.13% compared to 34.92% during the three months ended September 30, 2008.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008
Net income decreased $556,551 or 25.82%, for the nine months ended September 30, 2009, to $1,598,884 (basic and diluted earnings per share of $.40) from $2,155,435 (basic and diluted earnings per share of $.54) for the nine months ended September 30, 2008. During the nine months ended September 30, 2009 the Company increased its contribution to the Allowance for Loan Losses to $1,274,000 as compared to $115,000 for the nine months ended September 30, 2008.  This increase was based on management’s evaluation of the Allowance for Loan Losses at September 30, 2009, as discussed previously. The increase in outstanding loans, as well as the current economic and regulatory environment, resulted in Management’s decision to increase the Allowance for Loan Losses.

Net Interest Income
Net interest income, the Company’s primary source of revenue, is the difference between interest earned on assets, including loan fees and interest on investment securities, and the interest incurred for the liabilities to support such assets.  Net interest income decreased $182,280 or 2.35% to $7,584,434 for the nine months ended September 30, 2009, from $7,766,714 for the nine months ended September 30, 2008.  Total interest and fee income decreased $706,545 or 7.59% to $8,600,938 for the nine months ended September 30, 2009 from $9,307,483 for the nine months ended September 30, 2008.  This decrease was primarily due to significant decreases in the Federal Reserve short-term rates and the resulting decrease in yields generated on earning assets (from variable rate loan repricing and new loans made at lower rates).  Interest and fees on loans decreased 4.37% from $7,795,453 for the nine months ended September 30, 2008, to $7,454,735.  Average loans increased from $162.0 million for the nine months ended September 30, 2008, to $198.6 million for the nine months ended September 30, 2009.  The yield on average loans decreased 141 basis points from 6.43% at September 30, 2008, to 5.02% for the nine months ended September 30, 2009.  Interest earned on federal funds sold decreased $287,885 to $10,916 for the nine months ended September 30, 2009, from $298,801 for the nine months ended September 30, 2008.

Interest on investment securities decreased 6.42% to $1,135,287 for the nine months ended September 30, 2009.  The yield on average federal funds sold decreased 225 basis points from 2.45% for the nine months ended September 30, 2008 to .20% for the nine months ended September 30, 2009.  Average earning assets increased from $215.6 million to $243.4 million for the nine months ended September 30, 2008 and 2009, respectively.  The yield on average earning assets decreased 105 points to 4.72% for the nine months ended September 30, 2009, from 5.77% for the nine months ended September 30, 2008.

Provision for Loan Losses
The provision for loan losses for the nine months ended September 30, 2009 was $1,274,000 compared to $115,000 for the nine months ended September 30, 2008.  Net charge-offs for the nine months ended September 30, 2009 were $690,576 compared to $84,338 for the nine months ended September 30, 2008.  Charge-offs for the nine months ended September 30, 2009 were $694,383 with recoveries of $3,807, resulting in an allowance for loan losses of $2,013,259 or .95% of total loans. This compares to charge-offs of $97,951 and recoveries of $13,613 for the nine months ended September 30, 2008, for a total allowance of $1,365,761, or .79% of total loans.   Loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of the reserve.

Other Income
Total other income includes service charges, fees and commissions, mortgage banking income, other non-interest income. Other income decreased $1,537 or 7.60% to $18,698 for the nine months ended September 30, 2009, from $20,235 for the nine months ended September 30, 2008. Mortgage banking income increased $404,325 or 111.14% for the nine months ended September 30, 2009.  This increase is primarily due to a decrease in mortgage rates allowing home owners to refinance, taking advantage of lower rates.  The Company also recognized a gain on the sale of investments of $180,071 for the nine months ended September 30, 2009.  There was one municipal bond called for a loss of $238 during the nine months ended September 30, 2008.

Other Expense
Bank overhead increased $220,699 or 4.07% to $5,638,445 for the nine months ended September 30, 2009.  Other operating expense increased $241,513 to $1,503,952 for the nine months ended September 30, 2009, from $1,262,439 for the nine months ended September 30, 2008.  Fees paid to the FDIC increased 430.42% to $300,875 for the nine months ended September 30, 2009, from $56,724 for the nine months ended September 30, 2008.  This increase is due to the FDIC Insurance Reform Legislation that allows the FDIC to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio. In addition $115,808 for a 5% special assessment by the FDIC was accrued June 30, 2009 and was paid September 30, 2009.

Income Tax Expense
The Company’s effective tax rate for the nine months ended September 30, 2009 was 34.34%, compared to 35.34% for the nine months ended September 30, 2008.

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

The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below.  The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet.  The balance of the reserve was $20,825 at September 30, 2009 and 2008. The Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $50,266,385 and $47,148,909 at September 30, 2009 and 2008, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 2009 and 2008, was $521,610 and $980,838, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale.  The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at September 30, 2009. The Company has forward sales commitments, totaling $3.8 million at September 30, 2009, to sell loans held for sale of $3.8 million. The fair value of these commitments was not significant at September 30, 2009.  The Company has no embedded derivative instruments requiring separate accounting treatment.

Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale.  The Company’s primary liquid assets accounted for 21.52% and 25.03% of total assets at September 30, 2009 and 2008, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers.  Investment securities are an important tool in the Company's liquidity management.  Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At September 30, 2009, the Bank had short-term lines of credit totaling approximately $22,000,000 (which are withdrawable at the lender's option), with no outstanding balance at September 30, 2009.  Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale.  In order to establish a secondary source of liquidity, the Company has established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window.

 As of September 30, 2009 the Company could borrow up to $56,190,912.   In addition, on September 18, 2009 the Company borrowed $7,500,000 from the Federal Reserve Bank’s Term Auction Facility (TAF) at a rate of .25% for a term of 84 days. The Board of Governor’s of the Federal Reserve System established this program to allow depository institutions to place a bid for an advance from its local Federal Reserve Bank at a fixed interest rate determined via centralized single-price auction.  The collateral pledged to secure advances from the Federal Reserve Discount Window, serves as collateral.

The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000 and other large deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At September 30, 2009 and 2008, the Bank's liquidity ratio was 8.48% and 14.75%, respectively.

Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders' equity at September 30, 2009 of $27,552,726.  The rate of asset growth since the Bank's inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk.  The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks.  The risk based capital ratio at September 30, 2009, for the Bank is 11.92% and at September 30, 2008 was 13.37%.  The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of September 30, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At September 30, 2009 and 2008, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective.  During the period ending September 30, 2009, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

The Company established a Disclosure Committee on December 20, 2002. The committee is made up of the President and Chief Executive Officer, Executive Vice President and Treasurer, Executive Vice President, Senior Vice President (Operations), Vice President (Audit Compliance Officer), Vice President (Accounting) and Assistant Vice President (Credit Department). This Committee meets quarterly to review the 10Q and or the 10K, to assure that the financial statements, Securities and Exchange Commission filings and all public releases are free of any material misstatements and correctly reflect the financial position, results of operations and cash flows of the Company.  This Committee also assures that the Company is in compliance with the Sarbanes-Oxley Act.

The Disclosure Committee establishes a calendar each year to assure that all filings are reviewed and filed in a proper manner.  The calendar includes the dates of the Disclosure Committee meetings, the dates that the 10Q and or the 10K are sent to its independent accountants and to its independent counsel for review as well as the date for the Audit Committee of the Board of Directors to review the reports.

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
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
None.

Item 6.  Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.
	Page

	(1)	Consolidated Balance Sheets	3
	(2)	Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008	4
	(3)	Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008	5
	(4)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income	6
	(4)	Consolidated Statements of Cash Flows	7
	(5)	Notes to Consolidated Financial Statements	8-16

2.	Exhibits

	2.0	Plan of Reorganization (Filed with 1995 10-KSB)
	3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
	3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
	4.0	2008 Proxy Statement (Filed with 2008 10-K)
	10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
	10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
	10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
	10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
	31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
	31.2	Certification of Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
	32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

October 28, 2009
BY: /s/Hugh C. Lane, Jr.
Hugh C. Lane, Jr.
President and Chief Executive Officer

BY: /s/William L. Hiott, Jr.
William L. Hiott, Jr.
Executive Vice President & Treasurer