Form 10-K/A
period 2008-12-31
BANK OF SOUTH CAROLINA CORP
filed 2010-02-03
CIK 1007273

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: U0-27702U

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
Common Stock
(Title of Class)

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes   ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Explanatory Note
This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 9, 2009 (“Original Form 10-K”), and is being filed to;

1.	Include a statement identifying the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting in Item 9A(T) of Regulation S-K;

2.	Include Option Award information required by Item 402(f)(1) and Item 402(f)(2) of Regulation S-K;

3.	Include the equity compensation plan table as required by Item 201(d) of Regulation S-K;

4.	Include as exhibits a copy of the Company’s Incentive Stock Option Plan and the Company’s Employee Stock Ownership Plan as required by Item 601(b)(10)(iii)(A) of Regulation S-K.

This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures as affected by subsequent events.  Except as described above, no other modifications or changes have been made to the Form 10-K as originally filed or the Exhibits filed therewith.  Other events occurring after the filing of the Form 10-K or other disclosures necessary to reflect subsequent events have been addressed in the Company’s reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

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

Under the supervision and with the participation of management, including the Principal Executive Officer and the Principal Financial Officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008, based on the framework established in a report entitled “Internal Control-Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929.

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

Item 11.  Executive Compensation

The following table sets forth all remuneration (including remuneration under any contract, authorization or arrangement, whether or not set forth in a formal document) paid during the years ended December 31, 2008, 2007 and 2006, by the Bank to the three Executive Officers of the Company and the Bank, and one retired Executive Officer of the Company and Bank, whose cash remuneration from the Bank exceeded $100,000.00 dollars for their services in all capacities. Such Executive Officers receive no compensation from the Company as Executive Officers or as Directors or in any other capacity.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (3)		Total
Hugh C. Lane, Jr. President and Chief Executive Officer	2008	210,101.45	100.00					19,572.15		229,773.60
	2007	200,001.37	1,600.00					18,136.27		219,737.64
	2006	190,000.00	1,600.00					21,630.52		213,230.52
William L. Hiott, Jr. Executive Vice President and Treasurer	2008	180,101.45	100.00					16,777.48		196,978.93
	2007	175,001.53	1,600.00					15,887.26		192,488.79
	2006	167,000.00	1,600.00					19,033.98		187,633.98
Fleetwood S. Hassell Executive Vice President	2008	145,101.29	100.00					13,517.02		158,718.31
	2007	135,001.45	1,600.00					12,288.81		148,890.26
	2006	120,000.00	1,600.00					13,728.00		135,328.00
Nathaniel I. Ball, III Retired Executive Vice President and Secretary	2007							140,600.00	(4)	140,600.00
	2006							146,649.09	(4)	146.649.09

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

The Board of Directors of the Bank approved the contribution of $288,000.00 to the ESOP for the fiscal year ended December 31, 2008. The contribution was made during 2008.  Thomas C. Stevenson, III, Sheryl G. Sharry and Hugh C. Lane, Jr., currently serve as Plan Administrators and as Trustees for the Plan.  The Plan currently owns 226,533 shares or 5.70% of the Company's Common Stock.

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

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Hugh C. Lane, Jr.	-	-		-	-	-
William L. Hiott, Jr.	-	8,319	(1)	-	8.92	May 14, 2011
Fleetwood S. Hassell	-	4,992	(1)	-	8.92	May 14, 2011
	-	5,000	(2)	-	16.62	May 17, 2016

(1)
These options vest in 20% increments beginning on the fifth anniversary of the date of grant, May 14, 2001, with an additional 20% to be exercisable on and for the year following each successive anniversary.

(2)
These options vest in 20% increments beginning on the fifth anniversary of the date of grant, May 17, 2006, with an additional 20% to be exercisable on and for the year following each successive anniversary.

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

The Stock Incentive Plan provides for adjustment in the number of shares of Common Stock authorized under the Plan or granted to an employee to protect against dilution in the event of changes in the Company's capitalization, including stock splits and dividends.

Shown below is information with respect to unexercised options to purchase Common Stock of the Company held by the named Executive Officers at December 31, 2008.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	# of Shares		Options/SARS		Options/SARS
	Acquired	Value	at Year-End (#)		at Year-End (#)
	On Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Hugh C. Lane, Jr.	24,956	245,068	0	0	0	$0
Fleetwood S. Hassell	7,485	66,766	0	9,992	0	$127,629
William L. Hiott, Jr.	12,477	111,295	0	8,319	0	$74,205

Transactions and Relations with Directors, Executive Officers, and their Associates and Affiliates of Directors

DIRECTOR COMPENSATION
NAME	FEES EARNED OR PAID IN CASH	TOTAL
C. Ronald Coward	$7,150	$7,150
Graham M. Eubank, Jr.	$4,950	$4,950
T. Dean Harton (Deceased)	$900	$900
Fleetwood S. Hassell	-	-
Glen B. Haynes, DVM	$7,750	$7,750
William L. Hiott, Jr.	-	-
Katherine M. Huger	$5,400	$5,400
Richard W. Hutson, Jr.	$4,950	$4,950
Charles G. Lane, Jr.	$5,550	$5,550
Hugh C. Lane, Jr.	-	-
Louise J. Maybank	$6,300	$6,300
Dr. Linda J. Bradley McKee, CPA	$4,650	$4,650
Alan I. Nussbaum, MD	$6,850	$6,850
Edmund Rhett, Jr. MD	$5,350	$5,350
Malcolm M. Rhodes, MD	$5,050	$5,050
Thomas C. Stevenson, III	$7,050	$7,050

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
Employee Stock Ownership
Plan and Trust ("ESOP")
256 Meeting Street
Charleston, SC 29401

(1)
To the extent known to the Board of Directors, the Marital Trust for the Benefit of Beverly G. Lane, Beverly G. Lane Trust, Beverly G. Jost, Kathleen L. Schenck, Charles G. Lane and Hugh C. Lane Jr., collectively, have beneficial ownership of 663,164 shares or 16.68% of the outstanding shares. As more fully described in the following footnotes, Hugh C. Lane, Jr is the only one of the above who has a beneficial ownership interest in more than 5% percent of the Company's Common Stock.  Hugh C. Lane, Jr. disclaims any beneficial interest in those shares in which other members of his family have a beneficial interest other than those shares his wife owns directly and those for which he serves as trustee or she serves as custodian (as more fully described in the following footnote).

(2)
To the extent known to the Board of Directors, Hugh C. Lane, Jr., an Executive Officer and Director of the Bank and the Company, directly owns and has sole voting and investment power with respect to 262,469 shares; as trustee for three trust accounts holding an aggregate of 115,533 shares, he has sole voting and investment power with respect to such shares; as a co-trustee for two trust accounts holding 2,298 shares, he has joint voting and investment power with respect to such shares; as a trustee for the Mills Bee Lane Memorial Foundation, he has shared voting and investment power with respect to 9,831 shares; as a trustee for the ESOP he has joint voting and investment power with respect to 3,962 unallocated shares; he is indirectly beneficial owner of  12,764 shares owned by his wife and an aggregate of 48,965 shares held by his wife as custodian for their son, and 36,192 shares owned by the ESOP in which he has a vested interest.  All of the shares beneficially owned by Hugh C. Lane, Jr. are currently owned.  Hugh C. Lane, Jr. has had beneficial ownership of more than 5% of the Bank's Common Stock since October 23, 1986, and more than 10% since November 16, 1988.

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
173 Tradd Street
Charleston, SC 29401

(1)
To the extent known to the Board of Directors, each of the following Directors and Nominees for election as Directors (each of whom directly owns and has sole voting and investment power of all shares beneficially owned by him or her except as set forth in this footnote) indirectly owns the following number of shares: C. Ronald Coward - an aggregate of 1,663 shares owned by a company of which he is chairman and director; Fleetwood S. Hassell – an aggregate of 10,520 shares owned by his wife, held by him as trustee for the revocable trust of his father, held by him as a co-trustee with Charles G. Lane for the children of Hugh C. Lane, Jr. and 24,069 shares owned by the ESOP, in which he has a vested interest; William L. Hiott, Jr. - an aggregate of 8,050 shares directly owned by his wife and 23,289 shares owned by the ESOP, in which he has a vested interest; Katherine M. Huger - 731 shares owned by her husband; Charles G. Lane - an aggregate of 68,273 shares owned by his wife, held by her as custodian for two of their children, held by him as a co-trustee with Hugh C. Lane, Jr. under one trust for a sisters children, held by him as a co-trustee  with Fleetwood S. Hassell for the children of Hugh C. Lane, Jr., held by him as co-trustee under the Irrevocable Trust of Hugh C. Lane and held by him as a trustee of Mills Bee Lane Memorial Foundation; Hugh C. Lane, Jr. - an aggregate of 193,353 shares owned by his wife, held by his wife as custodian for their son, held by him as a co-trustee with Charles G. Lane under one trust for a sisters children, held by him as trustee under the Hugh C. Lane Trust for the benefit of three of the grandchildren of Hugh C. Lane, held by him as trustee for the Beverly Glover Lane Trust,  held by him as a trustee for the Hugh C. Lane Irrevocable Trust, held by him as trustee for the Marital Trust for the benefit of Beverly Glover Lane, held by him as a trustee of Mills Bee Lane Memorial Foundation, held by him as a trustee for the ESOP(unallocated shares), and 36,192 shares owned by the ESOP in which he has a vested interest; Louise J. Maybank – 15,506 shares held by her as a co-trustee for a Family Charitable Trust; Edmund Rhett, Jr.MD - 756 shares owned by his wife; and Thomas C. Stevenson, III- an aggregate of 24,440 shares held by him as co-trustee under a Marital Trust and held by him as co-trustee of a QTip Trust, held by him as trustee of the ESOP (unallocated shares).   All such indirectly owned shares are included in the totals of the number of shares set forth in the above table and beneficially owned by the Directors and Nominees.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	105,398	$10.99	-
Equity compensation plans not approved by security holders	-	-	-
Total	105,398	$10.99	-

(1) The Incentive Stock Option Plan was approved in 1998.  Under the 1998 Incentive Stock Option Plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant.  No options may be granted under this Plan after April 14, 2008.  Options granted before this date shall remain valid in accordance with their terms.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

1.	The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-K and listed on pages as indicated.

2.        Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
4.0	2008 Proxy Statement (Filed with 2008 Original Form 10-K)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	1998 Incentive Sock Option Plan (Incorporated herein)
10.5	Employee Stock Ownership Plan (Incorporated herein)
13.0	2008 10-K (Incorporated herein)
14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant's only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 3, 2010	BANK OF SOUTH CAROLINA CORPORATION

	By:	/s/William L. Hiott, Jr.
William L. Hiott, Jr.
Executive Vice President and Treasurer