Form 10-Q/A
period 2009-06-30
BANK OF SOUTH CAROLINA CORP
filed 2010-02-03
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1
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

As of June 30, 2009 there were 4,002,272 Common Shares outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009 (“Original Form 10-Q”), and is being filed to include the disclosure required by Item 4 of Part II of Form 10-Q which was inadvertently omitted from the Original Form 10-Q.

This Amendment does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures as affected by subsequent events.  Except as described above, no other modifications or changes have been made to the Form 10-Q as originally filed or the Exhibits filed therewith.  Other events occurring after the filing of the Form 10-Q or other disclosures necessary to reflect subsequent events have been addressed in the Company’s reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q.

PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
On April 14, 2009, Bank of South Carolina Corporation held its 2009 Annual Meeting of Shareholders.  There were two matters submitted to a vote of shareholders at that meeting.  The following describes the matters voted upon at the 2009 Annual Meeting of Shareholders and sets forth the number of votes cast for and cast against or withheld.

For Proposal No. 1 The following seventeen directors were elected at the meeting:

Votes	For	Against or Withheld
David W. Bunch	3,398,618	22,387
C. Ronald Coward	3,399,505	21,500
Graham M. Eubank, Jr.	3,401,467	19,538
Fleetwood S. Hassell	3,406,537	14,468
Glen B. Haynes, DVM	3,407,080	13,925
William L. Hiott, Jr.	3,406,830	14,175
Katherine M. Huger	3,406,377	14,628
Richard W. Hutson, Jr.	3,358,581	62,424
Charles G. Lane	3,406,830	14,175
Hugh C. Lane, Jr.	3,407,048	13,957
Louise J. Maybank	3,406,590	14,410
Linda J. Bradley McKee, PHD, CPA	3,401,174	19,831
Alan I. Nussbaum, MD	3,401,174	19,831
Edmund Rhett, Jr.	3,407,005	14,000
Malcolm M. Rhodes, MD	3,403,743	17,202
David R. Schools	3,401,467	19,538
Thomas C. Stevenson, III	3,407,080	13,925

For Proposal No. 2 The resolution for ratification of the appointment of Elliott Davis, LLC as the Company’s Independent Registered Public Accounting Firm passed with 3,409,950 votes for and 11,055 votes against or withheld.

No other matters were submitted to the security holders for a vote during the three months ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

February 3, 2010
	BY:	/s/Hugh C. Lane, Jr.
Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/William L. Hiott, Jr.
William L. Hiott, Jr.
Executive Vice President & Treasurer