Form 10-K
period 2009-12-31
BANK OF SOUTH CAROLINA CORP
filed 2010-03-08
CIK 1007273

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes   ☒   No

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

Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on June 30, 2009 was: $29,542,427

As of February 26, 2010, the Registrant has out standing 4,002,910 shares of common stock.

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

The Company, a bank holding company within the meaning of the Bank Holding Company Act of 1956, (the “BHCA”), as amended, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  In addition the Company is registered under the laws of the South Carolina Bank Holding Company Act, and therefore is also subject to regulation by the South Carolina State Board of Financial Institutions.  The Company is required to file annual reports and other information with the Federal Reserve and the South Carolina State Board of Financial Institutions regarding its financial condition, results of operations, management and intercompany relationships and transactions between the Company and its subsidiaries.  Compliance with federal, state and local provisions regulating the discharge of materials into the environment had no material effect on the capital expenditures, earnings and competitive position of the Bank in fiscal year ended December 31, 2009.

The Company's subsidiary bank, The Bank of South Carolina, is an FDIC insured state chartered financial institution, and as such, is subject to various statutory requirements, supervision and regulation, of which regular bank examinations are a part, promulgated and enforced primarily by the Federal Deposit Insurance Corporation (FDIC), through which the Bank is insured, and the South Carolina State Board of Financial Institutions.  Since the primary asset of the Company is its wholly-owned subsidiary, the majority of the following discussion relates to the Bank.

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

Lending services include a full range of commercial, personal and mortgage loans.  The Bank's primary focus is on business lending.  The types of commercial loans that are available include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment.  From time to time the Bank may make real estate loans for land acquisition, land development or construction loans. The types of personal loans that are available include secured and unsecured loans for such purposes as financing automobiles, home improvements, education, lot acquisition, construction, home equity loans and personal investments.  The Bank offers a personal checking account related line of credit.  This line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. The residential mortgage lending department provides mortgage loans through correspondent relationships.  The Bank originates, processes and closes the loan and sells (each individually) to investors on a list preapproved by the Board.  The Bank’s lending activities are subject to a variety of lending limits imposed by Federal law.  While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower, in general the direct, indirect and related credit to a single borrowing entity is limited to 10% of the Bank’s unimpaired capital and surplus and up to 15% if approved in advance by the Board of Directors.  All loans made to any director or executive officer (limited to overdraft protection) of the Bank must be approved by the Board of Directors and made on terms not more favorable than would be available to a person not affiliated with the bank.

The Bank offers credit cards (through correspondent banking services) including MasterCard (TM) and Visa (TM).  The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the Visa Debit Card Program.  This service is called "Check Card" by the Bank and also offers purchases by the cardholder where Visa debit cards are accepted worldwide using a direct charge to their checking account. Other services offered, but not limited to, include safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans.    The Bank offers a courier service and ACH origination service as part of its deposit services for commercial customers. Internet Banking called "ESafe" by the Bank, offers twenty-four hour information, up-to-the minute account activity, automatic transfers or one-time transfers between accounts, actual images of customer checks, and statement viewing.  The Bank began offering internet “Bill Pay” services in 2008 on personal accounts and added this feature for business accounts in 2009 through a new product “eCorp”.

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

The Company is not an accelerated filer as defined in Rule 12b-2 of the Exchange Act.  As a result, the Company qualifies for the extended compliance period with respect to the accountants report on management’s assessment of internal control over financial reporting as required by the PCAOB Auditing Standards No. 5.

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

Since January 1, 1986, South Carolina law has permitted regional interstate banking.  Pursuant to such law, several of the banks in the Tri-County Area have been acquired by banks with headquarters outside the State of South Carolina.  In addition, South Carolina laws permit statewide branching by banks and savings and loan associations. As a result, the Bank encounters strong competition from local and national financial institutions as well as consumer and commercial finance companies, insurance companies, brokerage firms, some of which are not subject to the same degree of regulation and restrictions as the Bank.  Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust and international banking services, which the Bank is not providing.  The Bank does, however, provide a means for clearing international checks and drafts through a correspondent bank.

At year- end 2009, the Bank employed 72 people, 1 individual is considered a part time employee, none of whom are subject to a collective bargaining agreement.  The Bank provides a variety of benefit programs including an Employee Stock Ownership Plan and Trust, health, life, disability and other insurance. Management believes its relationship with its employees is excellent.

Item 1A. Risk Factors

Not applicable

Item 1B. Unresolved Staff Comments

Not applicable

Item 2.  Description of Properties

The Bank’s headquarters and main office facility is located at 256 Meeting Street in downtown Charleston, South Carolina.  The Bank currently leases this facility. On June 30, 1995 the Bank renegotiated its lease for one hundred forty (140) months with two additional ten-year terms.  Base rent was $26,432 monthly payable in advance for the first twenty (20) months and the remaining one hundred twenty (120) months of the term (which began March 1, 1997) and for the two (2) extensions of the original term is $24,801 per month in advance and is adjustable by 4% of the base rent every two years.  The rent is payable in equal monthly installments of $31,382.  In addition, the Bank leases adjacent parking facilities at $3,042 per month.

In October of 1993, the Bank opened an office at 100 N. Main Street, Summerville, SC. The lease on this facility began on August 9, 1993, with an original termination date of June 30, 1999, with two 5-year options to renew.  In June of 2004, the bank was successful in renegotiating its lease which began July 1, 2004. Rent increased from a fixed rate of $2,262 monthly to $30,725 annually with an increase of $3,582 each year thereafter until July 1, 2009. The renegotiated lease allows the bank to remain in its current location with an option to expand.  At the end of the five year term (June 30, 2009) The Bank of South Carolina exercised the first of three (3) ten (10) year options for renewal.  Rent increased to $3,773 on July 1, 2009, and will be adjusted annually using the current Consumer Price Index (CPI), capped at 3%.

On November 1, 1995, the Bank entered into an agreement with an individual to lease property for construction of a new banking facility at 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC.  The original term of the lease is for fifteen (15) years with six (6) additional terms of five (5) years each.  The base rent for the first ten (10) years was $2,250 per month paid in advance.  Rent for years 11 through 15 and each six (6) option periods shall be adjusted to reflect an annualized return determined by multiplying the average yield on five (5) year U.S. Treasury Notes plus 150 basis points times an assumed raw land value of $325,000.  The monthly rent, however, shall never be less than the original rent of $2,250 per month.  As of February 26, 2010, the rent has not increased based on the above formula.

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

PART II

Item 4.  Market for the Company's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

There were issued and outstanding 4,002,910 shares of the 12,000,000 authorized shares of common stock of the Company at the close of the Company's fiscal year ended December 31, 2009.  These outstanding shares were held by approximately 1,200 shareholders in nominee names and of record on December 31, 2009.  The common stock of the Company is traded on The NASDAQ Capital Market under the trading symbol “BKSC”.

The following table sets forth the high and low sales price information as reported by NASDAQ in 2009, 2008 and 2007.

	2009		2008		2007
	High	Low	High	Low	High	Low

First Quarter	12.88	10.00	15.00	13.50	17.00	15.54
Second Quarter	13.45	10.25	15.01	12.90	16.37	15.10
Third Quarter	14.70	11.14	14.64	11.31	16.48	15.10
Fourth Quarter	12.85	9.50	13.49	9.10	16.30	13.82

The Board of Directors of Bank of South Carolina Corporation declared a quarterly dividend of $.16 per share to shareholders of record March 31, 2009, payable April 30, 2009; $.16 per share to shareholders of record July 10, 2009, payable July 31, 2009.

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

As of January 1, 2010, there were approximately 1,200 shareholders of record with shares held by individuals and in nominee names, and on February 26, 2010, the market price for the common stock of the Company was $9.53.

The future payment of cash dividends is subject to the discretion of the Board of Directors and depends upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Cash dividends, when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company.

At its December 1995 Board Meeting, the Board of Directors authorized the repurchase of up to 116,462 shares of its common stock on the open market. At its October, 1999 Board meeting, the Board of Directors authorized the repurchase up to 37,812 shares of its common stock on the open market and again at its September, 2001 Board meeting, the Board of Directors authorized the repurchase of up to 45,375 shares of its common stock on the open market.  As of the date of this report, 199,501 shares have been repurchased by the Company with 148 shares remaining that are authorized to be repurchased.  At the Annual Meeting April 2007, the shareholders’ voted to increase the number of authorized shares from 6,000,000 to 12,000,000.  As of February 26, 2010, there are 4,202,411 shares of common stock issued and 4,002,910 shares of common stock outstanding.

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. The Board of Directors of the Bank approved the cash contribution of $120,000 to The Bank of South Carolina Employee Stock Ownership Plan for the fiscal year ended December 31, 2009.  The contribution was made during 2009.  An amendment and restatement was made to the Employee Stock ownership plan effective January 1, 2007, approved by the Board of Directors January 18, 2007.  An employee of the Bank is eligible to become a participant in the ESOP upon reaching 21 years of age and credited with one year of service (1,000 hours of service). The employee may enter the plan on the January 1st that occurs nearest the date on which the employee first satisfies the age and service requirements described above. No contributions by employees are permitted.  The amount and time of contributions are at the sole discretion of the Board of Directors of the Bank.  The contribution for all participants is based solely on each participant's respective regular or base salary and wages paid by the Bank including commissions, bonuses and overtime, if any.

A participant becomes vested in the ESOP based upon the employees credited years of service.  The vesting schedule is as follows;
•	1 year of service	0% Vested
•	2 Years of Service	25% Vested
•	3 Years of Service	50% Vested
•	4 Years of Service	75% Vested
•	5 Years of Service	100% Vested

The Bank is the Plan Administrator.  Thomas C. Stevenson, III, Sheryl G. Sharry and Hugh C. Lane, Jr., currently serve as the Plan Administrative Committee and as Trustees for the Plan. The Plan currently owns 219,185 shares of common stock of Bank of South Carolina Corporation.

Item 5.    Selected Financial Data

Consolidated Financial Highlights
U	2009	2008	2007	2006	2005
For December 31:
Net Income	$1,869,854	$2,939,297	$3,831,244	$3,928,263	$3,185,006
Selected Year End Balances:
Total Assets	265,914,758	243,665,930	225,157,090	243,472,740	222,517,526
Total Loans (1)	217,315,936	183,538,172	158,329,035	162,557,288	159,338,650
Investment Securities Available for Sale	36,862,345	37,896,250	35,840,019	40,897,855	39,833,240
Federal Funds Sold	3,779,693	13,352,303	18,357,674	26,857,657	10,600,904
Interest Bearing Deposits in Other Banks	8,269	8,212	8,109	7,990	7,872
Earning Assets	257,966,243	234,794,937	212,534,837	230,320,790	209,780,666
Deposits	229,837,680	214,786,515	197,346,458	215,316,901	197,847,314
Shareholders' Equity	27,567,197	26,808,064	25,692,570	23,640,431	21,505,794
Weighted Average Shares Outstanding-Diluted	3,991,668	3,977,714	3,971,349	3,945,928	3,913,119

For the Year:
Selected Average Balances:
Total Assets	257,195,300	228,987,689	236,019,185	232,257,502	225,939,657
Total Loans (1)	202,885,118	165,905,847	162,006,962	159,659,211	147,844,856
Investment Securities Available for Sale	37,325,137	37,210,126	38,810,306	39,330,090	38,596,553
Federal Funds Sold and Resale Agreements	7,095,852	14,475,859	22,548,768	19,893,084	26,109,498
Interest Bearing Deposits in Other Banks	8,241	510,894	8,049	7,931	7,824
Earning Assets	247,314,348	218,102,726	223,374,085	218,890,316	212,558,731
Deposits	223,770,359	200,955,703	209,104,665	207,459,557	203,645,606
Shareholders' Equity	27,546,030	26,470,992	24,841,050	22,841,402	20,867,968

Performance Ratios:
Return on Average Equity	6.79%	11.10%	15.42%	17.20%	15.26%
Return on Average Assets	.73%	1.28%	1.62%	1.69%	1.41%
Average Equity to Average Assets	10.71%	11.56%	10.53%	9.83%	9.24%
Net Interest Margin	4.18%	4.71%	5.13%	5.24%	4.58%
Net (Recoveries) Charge-offs to Average Loans	.38%	.06%	(0.01)%	(0.02)%	0.03%
Allowance for Loan Losses as a Percentage of Total Loans (excluding mortgage loans held for sale)	1.42%	.79%	.85%	.82%	.65%

Per Share:
Basic Earnings	$0.47	$0.74	$0.97	$1.01	$0.83
Diluted Earnings	0.47	0.74	0.96	1.00	0.81
Year End Book Value	6.89	6.74	6.50	6.02	5.56
Cash Dividends Declared	0.32	0.64	0.62	0.67	0.51
Dividend Payout Ratio	68.28%	86.44%	63.88%	63.76%	48.39%

Full Time Employee Equivalents	72	67	68	67	64
(1)	Including mortgage loans held for sale

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

	For Years Ended December 31,
	2009	2008	2007	2006	2005
Operating Data:

Interest and fee income	$11,671,949	$12,146,820	$16,482,178	$16,169,958	$12,383,548
Interest expense	1,336,329	1,878,778	5,023,086	4,696,492	2,646,198
Net interest income	10,335,620	10,268,042	11,459,092	11,473,466	9,737,350
Provision for loan losses	2,369,000	192,000	40,000	240,000	12,000
Net interest income after provision for loan losses	7,966,620	10,076,042	11,419,092	11,233,466	9,725,350
Other income	2,264,056	1,472,854	1,543,869	1,467,393	1,788,472
Other expense	7,589,461	7,181,641	7,085,401	6,703,716	6,529,267
Income before income taxes	2,641,215	4,367,255	5,877,560	5,997,143	4,984,555
Income tax expense	771,361	1,427,958	2,046,316	2,068,880	1,799,549
Net income	$1,869,854	$2,939,297	$3,831,244	$3,928,263	$3,185,006
Basic income per share	$.47	$.74	$.97	$1.01	$0.83
Diluted income per share	$.47	$.74	$.96	$1.00	$0.81
Weighted average common shares-basic	3,991,668	3,966,193	3,943,067	3,900,707	3,859,351
Weighted average common shares – diluted	3,991,668	3,977,714	3,971,349	3,945,928	3,913,119
Dividends per common share	$0.32	$0.64	$0.62	$0.67	$0.51

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:

Investment securities available for sale	$36,862,345	$37,896,250	$35,840,019	$40,897,855	$39,833,240
Total loans (1)	217,315,936	183,538,172	158,329,035	162,557,288	159,338,650
Allowance for loan losses	3,026,997	1,429,835	1,355,099	1,294,994	1,017,175
Total assets	265,914,758	243,665,930	225,170,090	243,472,740	222,157,526
Total deposits	229,837,680	214,786,515	197,346,458	215,316,901	197,847,314
Shareholders' equity	27,567,197	26,808,064	25,692,570	23,640,431	21,505,794

(1)	Including Mortgage loans to be sold

All share and per share data have been restated to reflect a 10% stock distribution declared on April 12, 2005, and a 25% stock dividend declared on April 11, 2006.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis is included to assist the shareholders in understanding the Company's financial condition, results of operations, and cash flow.  This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in Item 7 of this report and the supplemental financial data appearing throughout this report.   Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

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

OVERVIEW

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $265.9 million in assets as of December 31, 2009 and net income of $270,970 and $1,869,854, respectively, for the three and twelve months ended December 31, 2009.  The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”).  The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester and Berkeley counties of South Carolina.  The Bank’s original and current business plan is to be a full service financial institution specializing in personal service, responsiveness, attention to detail, and long standing relationships.

The following is a discussion of the Company’s financial condition and the results of operations as of December 31, 2009 as compared to December 31, 2008 and December 31, 2008 as compared to December 31, 2007.  The Company derives most of its income from interest on loans and investments (interest bearing assets).  The primary source of funding for making these loans and investments is the Company’s deposits (interest bearing liabilities), on which the Company pays interest.  Consequently, one of the key measures of the Company’s success is the amount of net interest income, or the difference between the income on its interest earning assets, such as loans and investments, and the expense on its interest bearing liabilities such as deposits.  Another key measure is the spread between the yield the Company earns on these interest bearing assets and the rate the Company pays on its interest bearing liabilities.

There are risks inherent in all loans; therefore, the Company maintains an allowance for loan losses to absorb estimated losses on existing loans that may become uncollectible.  The Company established and maintains this allowance based on a methodology representing the lending environment it operates within. For a detailed discussion on the allowance for loan losses see “Provision for Loan Losses”.

In addition to earning interest on loans and investments, the Company also earns income through fees and other expenses it charges to the customer.  The following discussion includes various components of this noninterest income as well as our non interest expenses.  The discussion and analysis also identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.  In addition, a number of tables have been included to assist in the discussion.

CRITICAL ACCOUNTING POLICIES

The Company has adopted various accounting policies that govern the application principles generally accepted in the United States and with general practices within the banking industry in the preparation of its financial statements.  The Company’s significant accounting policies are set forth in the notes to the Company’s consolidated financial statements in this report.

Certain accounting policies involve significant judgments and assumptions by the Company that have a material impact on the carrying value of certain assets and liabilities.  The Company considers these accounting policies to be critical accounting policies.  The judgment and assumptions the Company uses are based on historical experience and other factors, which the Company believes to be reasonable under the circumstances.  Because of the number of judgments and assumptions the Company makes, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of its assets and liabilities and its results of operations.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2009 TO DECEMBER 31, 2008

Net income of $1,869,854, for the year ended December 31, 2009 was a decrease of $1,069,443 or 36.38% from $2,939,297 for the year ended December 31, 2008.  Basic and diluted earnings per share decreased from $.74 for the year ended December 31, 2008 to $.47 for the year ended December 31, 2009.  The decrease in net income is primarily due to the decision by the Company to strengthen its reserves for loan losses by more than $2,000,000 in the second half of 2009.

Net interest income is a primary source of revenue.  Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets.    Net interest income is determined by the rates earned on interest earning assets and the rates paid on interest bearing liabilities, the relative amounts of interest earning assets and interest bearing liabilities, and the degree of mismatch and maturity and repricing characteristics of its interest earning assets and interest bearing liabilities.

Net interest income increased $67,578 to $10,335,620 for the year ended December 31, 2009 from $10,268,042 for the year ended December 31, 2008.  Net interest income represented approximately 72.10% of net revenues in 2009 as compared to 75.39% in 2008. Total interest and fee income decreased $474,871 to $11,671,949 for the year ended December 31, 2009, from $12,146,820 for the year ended December 31, 2008.  This decrease was mainly due to a decrease in interest on federal funds sold of $305,117.  Total interest and fees on loans decreased $64,588 or .63% to $10,154,464 for the year ended December 31, 2009, from $10,219,052 for the year ended December 31, 2008.   At the same time interest paid on interest bearing liabilities, interest expense, decreased $542,449 to $1,336,329 for the year ended December 31, 2009.  Average interest earning assets increased $29,211,622 to $247,314,348 for the year ended December 31, 2009 from $218,102,726 for 2008.  The yield on these average earning assets decreased 85 basis points to 4.72% at December 31, 2009 from 5.57% at December 31, 2008.  This increase was primarily due to an increase in the average loan balance of $36,979,271.  The average balance of federal funds decreased $7,380,007. As of December 31, 2009, the federal funds target rate was .25%.

Average interest bearing liabilities increased $31,327,516 to $179,114,568 for the year ended December 31, 2009, from $147,787,052 for the year ended December 31, 2008. This increase was primarily due to an increase in both transaction accounts and Certificate of Deposits of $9,845,398 and $16,578,091, respectively.  The yield on average interest bearing liabilities decreased 52 basis points from 1.27% in 2008 to .75% in 2009.   The increase in average interest bearing liabilities over the increase in average interest bearing assets resulted in a decrease in net average assets thereby contributing to the decline in the net interest margin from 4.71% in 2008 to 4.18% in 2009.

Total interest expense decreased $542,449 to $1,336,329 for the year ended December 31, 2009 from $1,878,778 for the year ended December 31, 2008.  This decrease in interest expense is primarily due to the decrease in average cost of deposits.  Average interest bearing liabilities increased $31,327,516 for the year ended December 31, 2009.  Interest expense on deposit accounts decreased $547,636 or 29.29% to $1,322,019 for the year ended December 31, 2009, from $1,869,655 for the year ended December 31, 2008.

The provision for loan losses is a charge to earnings in a given period to maintain the allowance for loan losses at an adequate level.  The provision for loan losses was $2,369,000 for the year ended December 31, 2009 as compared to $192,000 for the year ended December 31, 2008, increasing the allowance for loan losses to $3,026, 997 at December 31, 2009 from $1,429,835 at December 31, 2008. Approximately $1,000,000 of this contribution made in the third quarter was the result of significant growth of the loan portfolio.  An additional $1,000,000 was added in the fourth quarter to fully account for and allocate to the total exposure of a specific credit.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Management’s judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which management believes to be reasonable, but which may or may not prove to be accurate. Management’s determination of the allowance of loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix and size of the Company’s overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, the Company’s historical loan loss experience, and a review of specific problem loans.  Recognized losses are charged to the allowance with subsequent recoveries added back.

The allowance consists of an allocated and unallocated allowance.  The allocated portion is determined by types and ratings of loans within the portfolio.  The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses.  The Company had $842,158 in unallocated reserves at December 31, 2009 as compared to $16,387 at December 31, 2008.  This increase is the result of the ongoing economic downturn experienced throughout the market and the nation.  Management anticipates funding the provision for loan losses at levels higher than the Company has historically experienced.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting  period.  In addition the allowance is subject to examination and testing for adequacy by regulatory agencies.  Such regulatory agencies could require management to adjust the allowance based on information available to them at the time of their examination.

During 2009, the Company recorded net charge-offs of $771,838 as compared to net charge-offs of $97,264 in 2008.  Impaired loans at December 31, 2009 totaled $2,502,002 an increase of 38.82% over total impaired loans of $1,802,291 at December 31, 2008.  Impaired loans include non accrual loans of $627,373 at December 31, 2009 and $75,486 at December 31, 2008.  There were no loans at December 31, 2009 or 2008, over 90 days past due that were still accruing interest.

Non-interest income increased $791,202 or 53.72%, to $2,264,056 for the year ended December 31, 2009, from $1,472,854 for the year ended December 31, 2008.  Service charge, fees and commissions increased $64,756 as a result of an increase of $128,586 or 61.62% in service charges on business accounts offset by a decrease of $55,249 or 15.84% in overdraft fees.  Mortgage banking income increased $548,047 to $1,020,373 for the year ended December 31, 2009, from $472,326 for the year ended December 31, 2008.  This increase included an increase for the period of $966,763 in service release premiums, $291,864 in loan origination fees and $130,016 in discount fees earned.  With these increases come increases in mortgage expenses.  Discount fees paid on mortgage loans increased $431,061 and commissions increased $432,210 in 2009.  Interest rates on mortgage loans decreased during 2009 allowing homeowners to refinance at lower rates.  In addition this growth was also attributed to first-time homebuyers enticed by low interest rates, falling prices and an $8,000 federal tax credit. In addition the Company recognized a gain of $177,881 on the sale of $10,175,000 available for sale securities and a gain of $2,190 on $660,000 Municipal Security called during the year ended December 31, 2009. The Company recognized a loss of $238 on a $520,000 Municipal Security called during the year ended December 31, 2008.

Bank overhead increased $407,820 to $7,589,461 for the year ended December 31, 2009 from $7,181,641 at December 31, 2008.  Other operating expenses increased $401,913 for the period or 24.16%.  This increase is primarily due to an increase of $358,400 for the period or 405.30% in fees paid to the FDIC.  Back in 2007, as the banking crisis began, the FDIC reinstated a deposit insurance assessment for the purpose of increasing the reserve ratios of the Deposit Insurance Fund.  In addition to the regular assessment, the Company also paid a 5% special assessment to the FDIC of $115,808.  Salaries and Employee benefits increased $74,642 for the period or 1.79%.  This increase was due to the hiring of two new loan officers and annual merit increases.  This increase was offset by a decrease of $168,000 in contributions made to the ESOP.

Income tax expense decreased 45.98% to $771,361 at December 31, 2009 from $1,427,958 at December 31, 2008, due to a decrease in income before taxes.  This included an increase in bank qualified securities in the investment portfolio.  The Company’s effective tax rate was approximately 29.20% for the year ended December 31, 2009 compared to 32.70% for the year ended December 31, 2008.

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

Net interest income, the major component of the Company’s net income, decreased 10.39% to $10,268,042 for the year ended December 31, 2008, from $11,459,092 for the year ended December 31, 2007.  Total interest and fee income decreased 26.30% or $4,335,358, to $12,146,820 for the year ended December 31, 2008, from $16,482,178 for the year ended December 31, 2007. This decrease is due to a decrease in interest and fees on loans and a decrease in interest on federal funds sold.  Decreases in the Federal Reserve short-term rates and the resulting decrease in the yields generated on earning assets (from variable rate loan repricing and new loans at lower rates) contributed to this decrease.  Total interest and fees on loans decreased $3,350,564 or 24.69% to $10,219,052 for the year ended December 31, 2008, from $13,569,616 for the year ended December 31, 2007. Interest on federal funds sold decreased $800,790 or 71.53% to $318,695 for the year ended December 31, 2008. As of December 31, 2008, the federal funds target rate, the rate at which banks lend balances at the Federal Reserve to other depository institutions (federal funds sold), was .25%.  The federal funds target rate at December 31, 2007 was 4.25%.  Net interest income depends upon the volume of and rates associated with interest earning assets and interest bearing liabilities, which result in net interest spread.  The average net interest spread increased from 4.12% at December 31, 2007 to 4.30% for the year ended December 31, 2008.

Average interest earning assets decreased $5,271,359, from $223,374,085 for the year ended December 31, 2007 to $218,102,726 for the year ended December 31, 2008. This decrease was primarily due to a decrease in the average balances of federal funds sold of $8,072,909 and investment securities available for sale of $1,600,180.  Average loans including mortgage loans held for sale increased $3,898,885, offsetting the decrease in average federal funds sold. The yield on interest earning assets decreased 181 basis points between periods to 5.57% for the year ended December 31, 2008, from 7.38% for the year ended December 31, 2007.  This decrease is primarily due to the decrease in the yield on average loans of 222 basis points and the decrease of 291 basis points on federal funds sold to 6.16% and 2.05%, respectively.  Average interest bearing liabilities decreased $6,185,251 to $147,787,052 for the year ended December 31, 2008, from $153,972,303 for the year ended December 31, 2007. This decrease is primarily due to a decrease in average transaction accounts and average savings accounts.  Average interest-bearing transaction accounts decreased $2,866,890 and average savings accounts decreased $2,130,883 for the year ended December 31, 2008.  The yield on average transaction accounts and average savings accounts at December 31, 2008 was .57% and .61%, respectively, compared to 2.82% and 2.59%, respectively, for the year ended December 31, 2007.  The yield on average interest bearing liabilities of 1.27% at December 31, 2008 is a decrease of 199 basis points from 3.26% at December 31, 2007.

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

Item 6A. Quantitative and Qualitative Disclosures About Market Risk

ASSET AND LIABILITY MANAGEMENT

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. At year end 2009, total assets were $265,914,758 an increase of 9.13% from year end 2008, total deposits were $229,837,680, an increase of 7.01% from the end of the previous year, while short-term borrowings, consisting of Demand Notes Issued to U.S. Treasury and funds borrowed from the Federal Reserve Bank’s Term Auction Facility (TAF), increased $7,006,753 or 700.68% to $8,006,753 at December 31, 2009 from $1,000,000 at December 31, 2008. (See “Short Term Borrowings” for further discussion)

At December 31, 2009, approximately 97.01% of the Company’s assets were earning assets composed of U.S. Treasury, Government Sponsored Enterprises and Municipal Securities in the amount of $36,862,345, Federal Funds Sold and interest bearing deposits in other banks in the amount of $3,787,962 and total loans including mortgage loans held for sale in the amount of $217,315,936.

The yield on a majority of the Company’s earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company’s liabilities are issued with fixed terms and can be repriced only at maturity.  In 2006, net interest margin increased 66 basis points to 5.24% for the year ended December 31, 2006, from 4.58% at December 31, 2005, as a result of an increase in loan growth. The Bank’s net interest margin decreased 11 basis points from 5.24% at December 31, 2006 to 5.13% at December 31, 2007 due to a decrease in interest rates and a decrease in loan growth. During the year ended December 31, 2008 the net interest margin decreased from 5.13% at December 31, 2007 to 4.71%.  The net interest margin at December 31, 2009 was 4.18%.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. For the Company, this risk is constituted primarily of interest rate risk in its lending and investing activities as they relate to their funding by deposit and borrowing activities.

The Bank’s policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities and to attempt to maintain an asset positive position over a 6 month period.  In adhering to this policy, unless there is a sudden extraordinary drop in interest rates, generally it is anticipated that the Bank’s net interest margins will not be materially affected by changes in interest rates.  The average net interest rate spread for 2009 decreased to 3.97% from 4.30% for 2008 and the average net interest margin for 2009 decreased to 4.18% from 4.71% for 2008.  Management will continue to monitor its asset sensitive position.

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

At December 31, 2009, the average maturity of the investment portfolio was 4 years 9.28 months with an average yield of 4.14% compared to 2 year 7.4 months with an average yield of 4.38% at December 31, 2008.  Although there is greater market risk with maturity extension, management feels that the core deposit base minimizes the need to sell securities, and the extension of the investment portfolio improves the yield on the portfolio.

The Company does not take foreign exchange or commodity risks.  In addition the Company does not own mortgage-backed securities, nor does it have any exposure to the sub-prime market or any other distressed debt instruments.

The following table summarizes the Bank’s interest sensitivity position as of December 31, 2009:

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less			Estimated
Earning Assets		Than 3	Than 6	Than 1	Than 5	5 years		Fair
(in 000’s)	1 Day	Months	Months	Year	Years	or More	Total	Value

Loans (1)	$152,329	$9,923	$9,152	$8,240	$37,645	$27	$217,316	$222,969
Investment securities (2)	-	-	421	5,983	11,598	17,622	35,624	36,862
Short term investments	8	-	-	-	-	-	8	8
Federal funds sold	3,780	-	-	-	-	-	3,780	3,780
Total	$156,117	$9,923	$9,573	$14,223	$49,243	$17,649	$256,728	$263,619

Interest Bearing Liabilities
(in 000's)

CD's and other time deposits 100,000 and over	$-	$16,506	$17,299	$6,598	$1,527	$-	$41,930	$42,034
CD's and other time deposits under 100,000	112	6,346	4,444	4,488	1,553	-	16,943	17,082
Money market and interest bearing demand accounts	113,224	-	-	-	-	-	113,224	113,224
Savings	9,347	-	-	-	-	-	9,347	9,347
Short term borrowings	507	7,500	-	-	-	-	8,007	8,007
	$123,190	$30,352	$21,743	$11,086	$3,080	$-	$189,451	$189,694

Net	$32,927	$(20,429)	$(12,170)	$3,137	$46,163	$17,649	$67,277	$76,931
Cumulative		$12,498	$328	$3,465	$49,628	$67,277

(1)	Including mortgage loans held for sale.
(2)	At amortized cost

LIQUIDITY

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets. The following table summarizes future contractual obligations as of December 31, 2009:

	Payment Due by Period
	Total	Less than 1 Year	1-5 Years	After 5 Years
Contractual Obligations (in 000's)
Time deposits	$58,873	$55,793	$3,080	$-
Short-term borrowings	8,007	8,007	-	-

Operating leases	3,763	487	2,038	1,238
Total contractual cash obligations	$70,643	$64,287	$5,118	$1,238

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

Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers.  Investment securities are an important tool in the Company's liquidity management.  Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as Available for Sale.  Net cash provided by operations and deposits from customers have been the primary sources of liquidity for the Company.  At December 31, 2009, the Bank had unused short-term lines of credit totaling approximately $22,000,000 (which are withdrawable at the lender's option).  Additional sources of funds available to the Company for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale.  In order to establish a secondary source of liquidity, the Company has established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window up to $58,036,846 at December 31, 2009. The Company has also pledged Municipal Securities with a market value of $1,050,822 to the Federal Reserve Discount Window. In addition the Company borrowed $7,500,000 from the Federal Reserve Bank’s Term Auction Facility (TAF) at a rate of .25% for a term of forty-two days.  The Board of Governor’s of the Federal Reserve System established this program to allow depository institutions to place a bid for an advance from its local Federal Reserve Bank at a fixed interest rate determined via centralized single-price auction.  The collateral pledged to secure advances from the Federal Reserve Discount Window, serves as collateral.

Composition of Average Assets

	2009	2008	2007	2006	2005

Loans (1)	$202,885,118	$165,905,847	$162,006,962	$159,659,211	$147,844,856

Investment securities available for sale	37,325,137	37,210,126	38,810,306	39,330,090	38,596,553

Federal funds sold and other investments	7,104,093	14,986,753	22,556,817	19,901,015	26,117,322

Non-earning assets	9,880,952	10,884,963	12,645,100	13,367,186	13,380,926

Total average assets	$257,195,300	$228,987,689	$236,019,185	$232,257,502	$225,939,657

(1) Including mortgage loans held for sale

Average earning assets increased by $28,206,351 from 2008 to 2009. Average earning assets increased primarily as a result of an increase in average loans.  Average loans increased $36,979,271 or 22.29% from $165,905,847 for the year ended December 31, 2008 to $202,885,118 for the year ended December 31, 2009.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates:

	2009 vs. 2008			2008 vs. 2007			2007 vs. 2006
			Net Dollar			Net Dollar			Net Dollar
	Volume	Rate	Change (1)	Volume	Rate	Change (1)	Volume	Rate	Change (1)
Loans (2)	$2,045,844	$(2,110,432)	$(64,588)	$319,364	$(3,669,928)	$(3,350,564)	$196,646	$3,026	$199,672
Investment securities available for sale	4,959	(110,125)	(105,166)	(72,076)	(111,928)	(184,004)	(24,006)	4,241	(19,765)
Federal funds sold and and other investments	(113,836)	(191,281)	(305,117)	(289,842)	(510,948)	(800,790)	131,835	478	132,313
Interest Income	$1,936,967	$(2,411,838)	$(474,871)	$(42,554)	$(4,292,804)	$(4,335,358)	$304,475	$7,745	$312,220

Interest-bearing transaction accounts	$51,505	$(387,556)	$(336,051)	$(78,764)	$(2,224,793)	$(2,303,557)	$35,140	$(9,146)	$25,994
Savings	2,484	(34,835)	(32,351)	(46,710)	(184,617)	(231,327)	(62,831)	(21,002)	(83,833)
Time deposits	416,787	(596,021)	(179,234)	(41,587)	(536,798)	(578,385)	213,789	164,691	378,480
Federal funds purchased	4,200	(74)	4,126	64	0	64	0	0	0

Demand notes issued to U.S.
Treasury	(1,801)	(7,258)	(9,059)	(9,429)	(21,674)	(31,103)	6,029	(76)	5,953
Term auction facility	10,120	-	10,120	-	-	-	-	-	-
Interest expense	$483,295	$(1,025,744)	$(542,449)	$(176,426)	$(2,967,882)	$(3,144,308)	$192,127	$134,467	$326,594

Increase (decrease) in net interest income			$67,758			$(1,191,050)			$(14,374)
(1)	Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.
(2)	Including mortgage loans held for sale

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate (1)	Balance	Earned	Rate (1)	Balance	Earned	Rate (1)
Interest-Earning
Assets
Loans (2)	$202,885,118	$10,154,464	5.01%	$165,905,847	$10,219,052	6.16%	$162,006,962	$13,569,616	8.38%
Investment securities available for sale	37,325,137	1,503,907	4.03%	37,210,126	1,609,073	4.32%	38,810,306	1,793,077	4.62%
Federal funds sold	7,095,852	13,520	0.19%	14,475,859	296,145	2.05%	22,548,768	1,119,366	4.96%
Other investments	8,241	58	0.70%	510,894	22,550	4.41%	8,049	119	1.49%
Total earning assets	$247,314,348	$11,671,949	4.72%	$218,102,726	$12,146,820	5.57%	$223,374,085	$16,482,178	7.38%

Interest-Bearing
Liabilities:
Interest bearing transaction accounts	$108,542,471	$228,938	0.21%	$98,697,073	$564,989	0..57%	$101,563,963	$2,868,546	2.82%
Savings	9,289,183	21,350	0.23%	8,860,083	53,701	0.61%	10,990,966	285,028	2.59%
Time deposits	56,216,166	1,071,731	1.91%	39,638,075	1,250,965	3.16%	40,580,931	1,829,350	4.51%
Federal funds purchased	575,890	4,190	0.73%	2,732	64	2.34%	-	-	-
Demand notes issued to
U.S. Treasury	442,913	-	0.00%	589,089	9,059	1.54%	836,443	40,162	4.80%
Term auction facility	4,047,945	10,120	0.25%	-	-	0.00%	-	-	0.00%
Total interest bearing liabilities	$179,114,568	$1,336,329	0.75%	$147,787,052	$1,878,778	1.27%	$153,972,303	$5,023,086	3.26%
Net interest spread			3.97%			4.30%			4.12%
Net interest margin			4.18%			4.71%			5.13%
Net interest income		$10,335,620			$10,268,042			$11,459,092

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis.
(2)	Average loan balances include non-accrual loans and mortgage loans held for sale.

INVESTMENT PORTFOLIO
The following is a schedule of the Bank’s investment portfolio as of December 31, 2009, as compared to December 31, 2008, and December 31, 2008 to December 31, 2007:

	DECEMBER 31, 2009
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$2,981,338	$137,256	$-	$3,118,594
Government-Sponsored Enterprises	12,026,844	514,975	-	12,541,819
Municipal Securities	20,615,647	675,572	89,287	21,201,932

Total	$35,623,829	$1,327,803	$89,287	$36,862,345

	DECEMBER 31, 2008
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Bills	$2,964,269	$262,137	$-	$3,226,406
Government-Sponsored Enterprises	21,018,810	998,158	-	22,016,968
Municipal Securities	12,489,652	183,123	19,899	12,652,876

Total	$36,472,731	$1,443,418	$19,899	$37,896,250

	DECEMBER 31, 2007
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Bills	$2,948,002	$148,091	$-	$3,096,093
Government-Sponsored Enterprises	21,873,129	466,859	-	22,339,988
Municipal Securities	10,336,322	89,464	21,848	10,403,938

Total	$35,157,453	$704,414	$21,848	$35,840,019

The Bank’s investment portfolio had a weighted average yield of 4.14%, 4.38% and 4.51% for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, there were four Municipal Securities with an unrealized loss of $89,287 as compared to five Municipal Securities with an unrealized loss of $19,899, at December 31, 2008.  These investments are not considered other-than-temporarily impaired.  The Company has the ability and the intent to hold these investments until a market price recovery or maturity.  The unrealized losses on these investments were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

LOAN PORTFOLIO COMPOSITION

The following is a schedule of the Bank’s loan portfolio, excluding mortgage loans held for sale, as of December 31, 2009, as compared to December 31, 2008, 2007, 2006 and 2005:

	Book Value (in 000’s)
Type	2009	2008	2007	2006	2005
Commercial and industrial loans	$48,719	$46,840	$51,443	$53,609	$52,373
Real estate loans	158,961	127,405	98,738	99,932	98,619
Loans to individuals for household, family and other personal expenditures	6,036	5,667	5,507	4,872	4,941
All other loans (including overdrafts)	179	226	709	259	170
Total Loans (excluding unearned income)	$213,895	$180,138	$156,397	$158,672	$156,103

As a Bank with a mission to serve its community, there is a geographic concentration of loans in Charleston, Dorchester and Berkeley Counties.

The Bank had no foreign loans or loans to fund leveraged buyouts (LBO’s) during 2009, 2008, 2007, 2006 or 2005.

	SELECTED LOAN MATURITY (IN 000’S)
	One year or less	Over one but less than five years	Over five Years	Total

Type
Commercial and industrial loans	$30,735	$14,630	$3,354	$48,719
Real estate loans	43,343	67,789	47,829	158,961
Loans to individuals for household, family and other personal expenditures	3,020	2,684	332	6,036
All other loans (including overdrafts)	115	64	-	179
Total Loans (excluding unearned income)	$77,213	$85,167	$51,515	$213,895

IMPAIRED AND RESTRUCTURED LOANS

The Bank had impaired loans totaling $2,502,002 as of December 31, 2009 compared to$1,802,291, $882,269, $10,864, and $80,852 as of December 31, 2008, 2007, 2006 and 2005, respectively. The impaired loans include non-accrual loans with balances at December 31, 2009, 2008, 2007, 2006, and 2005 of $627,373, $75,486, $761,748, $10,864 and $80,852, respectively.  The Bank had no restructured loans at December 31, 2009 or 2008, one restructured loan at December 31, 2007, in the amount of $10,567, no restructured loans at December 31, 2006, and one restructured loan included in non accrual loans at December 31, 2005 in the amount of $3,394. Management does not know of any loans, which will not meet their contractual obligations that are not otherwise discussed herein.

As of December 31, 2009 and 2008, loans individually evaluated and considered impaired:

	December 31,
	2009	2008
Total loans considered impaired at period end	$2,502,002	$1,802,291
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	1,943,599	1,717,813
Related allowance established	1,403,962	930,650
Loans considered impaired for which no related allowance for loan loss was established	558,403	84,478
Average annual investment in impaired loans	2,501,910	1,748,039
Interest income recognized on impaired loans during the period of impairment	$87,237	$92,149

NON-ACCRUAL AND PAST DUE LOANS

The Bank had $627,373 in non-accrual loans as of December 31, 2009, compared to $75,486, $761,748, $10,864 and $80,852 as of December 31, 2008, 2007, 2006 and 2005, respectively. There were no loans at December 31, 2009 or at December 31, 2008 that were over 90 days past due still accruing interest.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio.  The adequacy of the allowance for loan losses (the “Allowance”) is reviewed monthly by the Loan Committee and on a quarterly basis by the Board of Directors.  For purposes of this analysis, adequacy is defined as a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented.  The methodology employed for this analysis was modified in 2007, 2008 and 2009 to better reflect the economic environment and regulatory guidance.  The revised methodology is based on a Reserve Model that is comprised of the three components listed below.

1)	Specific Reserve analysis for impaired loans based on FASB ASC 310-10-35.
2)	General reserve analysis applying historical loss rates based on FASB ASC 450-20.
3)	Qualitative or environmental factors.

Loans are reviewed for impairment which is measured in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, not including large groups of smaller balance loans that are collectively evaluated.  Impairment is measured by the difference between the loan amount and the present value of the future cash flow discounted at the loan’s effective interest rate, or, alternatively the fair value of the collateral if the loan is collateral dependent.  An impaired loan may not represent an expected loss.

A general reserve analysis is performed on individually reviewed loans, but not impaired loans, and excluded individually reviewed impaired loans, based on FASB ASC 450-20.  Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group.  The Company shortened its historical loss percentage for this component from five years to three years.  The change resulted in an increase in the historical loss percentage from .087 to .156%.  This increase was reasonable given the Company’s historical lack of losses and, more importantly, represents the current economic environment.

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

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans and overmargined real estate lending. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Although the aggregate total of classified loans has increased, Management is confident in the adequacy of the sources of repayment. Sizable unsecured principal balances on a non-amortizing basis are monitored. Within the portfolio risk factor the Company elected to increase the risk percentage for “trends in volume and terms of loan” as a result of the increased volume in its loan portfolio.  Loans have increased 18.78% or approximately $33,809,526 from December 31, 2008 to December 31, 2009.  In addition the Company elected to increase the risk percentage for “over margined real estate lending risk”.  Although the vast majority of the Company’s real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to the Company’s ability to realize on the collateral.  Given the contraction in real estate values, the Company closely monitors its loan to value.  The Company recently amended its Loan Policy to allow for a maximum of 80% collateral advance percentage on all real estate transactions.

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

Although significantly under the threshold of 100% of capital (currently approximately $28 million), the Company’s list and number of over margined real estate loans currently totals approximately $15,884,926 or approximately 7.3% of it loan portfolio.

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

National and local economic trends and conditions are constantly changing and results in both positive and negative impact on borrowers.  Most macroeconomic conditions are not controllable by the Company and are incorporated into the qualitative risk factors. Natural disasters, wars and the recent fallout of the subprime lending market as well as problems in the traditional mortgage market are a few of the trends and conditions that are currently affecting our national and local economy.  Changes in the national and local economy have impacted borrower’s ability, in many cases, to repay loans in a timely manner.  On occasion a loan’s primary source of repayment (i.e., personal income, cash flow, or lease income) may be eroded as a result of unemployment, lack of revenues, or the inability of a tenant to make rent payments.

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

The Bank has over 300 years of lending management experience among eleven members of lending staff.  In addition to the lending staff the Bank has an Advisory Board for each branch comprised of business and community leaders from the specific branch’s market area.  Management meets with these boards quarterly to discuss the trends and conditions in each respective market.  Management is aware of the many challenges currently facing the banking industry.  Specifically, assessing banks to replenish the insurance fund and its corresponding impact on bank profits, increased regulatory scrutiny in and or on lending practices, pending changes in deposit and or funding source type and mix, to name a few, continue to impact the Company’s environment.  As other banks look to increase earnings in the short term, the Company will continue to emphasize the need to maintain its sound lending practices and core deposit growth.  Accordingly, the Company has elected to increase the risk percentage for this factor.

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

As of December 31, 2009, there were only four Standard Industrial Code groups that comprised more than three percent of the Bank’s total outstanding loans.  The four groups are non-residential building operations, offices and clinics of doctors, real-estate agents and managers and legal services.

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

The majority of the Bank’s loan portfolio is collateralized with a variety of its borrower’s assets.  The execution and monitoring of the documentation to properly secure the loan is the responsibility of the Bank’s lenders and Loan Department.  The Bank requires insurance coverage naming the Bank as the mortgagee or loss payee.  Although insurance risk is also considered collateral documentation risk, the actual coverage, amounts of coverage and increased deductibles are important to management.

Risk includes a function of time and the borrower’s financial condition may change; therefore, keeping financial information up to date is important to the Bank.  The policy of the Bank is that all new loans, regardless of the customer’s history with the Bank, should have updated financial information, as long as exposure is greater than $10,000.

The aforementioned changes to the Company’s Allowance for Loan Loss methodology were not made as a result of dramatic or patterned history of loan losses, increase in past due loans, or non-performing assets, but rather because of specific changes in the Company’s lending environment.  These changes have precipitated the need for additional reserves in a period of time when the Company’s loan portfolio has grown significantly.  Based on the evaluation described above, the Company recorded a provision for loan loss of $2,369,000 for the year ended December 31, 2009 compared to $192,000 for the year ended December 31, 2008.   At December 31, 2009 the three year average loss ratios were: .509% Commercial, .268% Consumer, .011% 1-4 Residential, .000% Real Estate Construction and .040% Real Estate Mortgage. At December 31, 2008 the five year average loss ratios were: .051% Commercial, ..0352% Consumer, .000% 1-4 Residential, .000% Real Estate Construction and .032% Real Estate Mortgage.

During the year ended December 31, 2009 charge-offs of $777,166 and recoveries of $5,328 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $3,026,997 or 1.42% of total loans at December 31, 2009, compared to charge-offs of $114,313 and recoveries of $17,049 resulting in an allowance for loan losses of $1,429,835 or .79% of total loans at December 31, 2008.

Net charge-offs for the year ended December 31, 2009, were $771,838 as compared to net charge-offs of $97,264 for the year ended December 31, 2008.  Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company had $842,158 in unallocated reserves at December 31, 2009 related to other inherent risk in the portfolio compared to unallocated reserves of $16,387 at December 31, 2008. Management believes the allowance for loan losses at December 31, 2009, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.  Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required.  No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.  During the third quarter of the year ended December 31, 2007, Management determined that $20,796 of the allowance for loan loss represented the reserves for unfunded lending commitments.  This amount was moved from the allowance for loan loss to the allowance for unfunded loans and commitments.  In addition $1,507 was added to the provision of unfunded loans and commitments, for the year ending December 31, 2007, based on the methodology referred to above with $1,478 recovered in 2008, leaving a balance of $20,825 at December 31, 2008.  No provision was recorded during 2009 resulting in no change to the balance of $20,825.

	SUMMARY OF LOAN LOSS EXPERIENCE
	Year Ended
	December 31,
	2009	2008	2007	2006	2005
Allowance for loan losses, beginning of year	$1,429,835	$1,335,099	$1,294,994	$1,017,175	$1,043,901

Charge-offs:
Commercial	676,660	34,878	14,535	9,164	-
Consumer	66,219	3,470	4,336	15,692	45,982
Real estate	34,287	75,965	-	-	-
Other	-	-	10,831	-	410

Total charge-offs	777,166	114,313	29,702	24,856	46,392

Recoveries:
Commercial	2,250	10,173	164	50,227	5,461
Consumer	895	570	49,756	4,233	2,145
Real estate	2,183	6,306	-	-	-
Other	-	-	683	8,215	60

Total recoveries	5,328	17,049	50,603	62,675	7,666

Net charge-offs (recoveries)	771,838	97,264	(20,901)	(37,819)	38,726
Additions (recovery) to reserve through provision expense	2,369,000	192,000	40,000	240,000	12,000

Adjustment for unfunded lending commitments	-	-	(20,796)	-	-
Allowance for loan losses, end of year	$3,026,997	$1,429,835	$1,335,099	$1,294,994	$1,017,175
Ratio of net charge-offs (recoveries)during the period to average loans outstanding during the period	0.38%	0.06%	(0.01)%	(0.02)%	(0.03)%
Reserve for unfunded lending commitments	$20,825	$22,303	$-	$-	$-
Adjustment for unfunded lending commitments	-	-	20,796	-	-
(Recovery) provisions for unfunded lending commitments	-	(1,478)	1,507	-	-
Reserve for unfunded lending commitments, end of year	$20,825	$20,825	$22,303	$-	$-

DEPOSITS

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less
		Than 3	Than 6	Than 1	Than 5	5 years
(in 000’s)	1 Day	Months	Months	Year	Years	or More	Total

CD's and other time deposits 100,000 and over	$-	$16,506	$17,299	$6,598	$1,527	$-	$41,930
CD's and other time deposits under 100,000	$112	$6,346	$4,444	$4,488	$1,553	$-	$16,943

Certificates of Deposit $100,000 and over increased $14,573,171 or 52.27% for the year ended December 31, 2009, from $27,356,516 at December 31, 2008.  This increase is primarily due to the uncertainty in the economy and a dramatic concern in the banking environment and subsequently motivated individuals to reevaluate their finances and to seek maximum FDIC coverage for their deposits.  The Bank was the beneficiary of their actions and did not increase its’ rates to do so.  The Bank funds its growth through core deposits and does not rely on brokered deposits as a source to do so.

SHORT-TERM BORROWINGS

The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $1,000,000 at December 31, 2009 and 2008 under the arrangement at an interest rate set by the Federal Reserve.  The note is secured by Government Sponsored Enterprise Securities with a market value of $1,116,850 at December 31, 2009.  The amount outstanding under the note totaled $506,753 and $1,000,000 at December 31, 2009 and 2008, respectively.  At December 31, 2009, the Company had no outstanding federal funds purchased with the option to borrow $22,000,000 on short term lines of credit. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window.  Under this agreement the Company may borrow up to $58,036,846.  The Company established this arrangement as a secondary source of liquidity. In addition, the Company borrowed $7,500,000 from the Federal Reserve Bank’s Term Auction Facility (TAF) at a rate of .25% for a term of 42 days. The Board of Governor’s of the Federal Reserve System established this program to allow depository institutions to place a bid for an advance from its local Federal Reserve Bank at a fixed interest rate determined via centralized single-price auction.  The collateral pledged to secure advances from the Federal Reserve Discount Window, serves as collateral.

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

The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below.  The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At December 31, 2009 and 2008 the balance of this reserve was $20,825.  At December 31, 2009 and 2008, the Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $47,516,984 and $42,875,855 at December 31, 2009 and 2008 respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2009 and 2008 was $558,039 and $592,335, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. The fair value of these commitments was not significant at December 31, 2009 and 2008. The Company had forward sales commitments, totaling $3,433,460 at December 31, 2009, to sell loans held for sale of $3,433,460. At December 31, 2008, the Company had forward sales commitments of $3.5. The fair value of these commitments was not significant at December 31, 2009 or 2008. The Company has no embedded derivative instruments requiring separate accounting treatment.

Once the Company sells certain fixed rate residential loans, the loans are no longer reportable on the Company’s balance sheet. With most of these sales, the Company has an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to six months. The unpaid principal balance of loans sold with recourse was $26,472,000 at December 31, 2009 and $12,186,000 at December 31, 2008. As of the year ended December 31, 2009 one loan has been repurchased.

EFFECT OF INFLATION AND CHANGING PRICES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars without consideration of changes in the relative purchasing power over time due to inflation.

Unlike most other industries, the assets and liabilities of financial institutions such as the Bank are primarily monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than do the effects of general levels of inflation and changes in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The Bank strives to manage the relationship between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercising of stock options of $124,000 in 1995, 1996, 1997, 1998; $603,368 in 2006; $213,680 in 2007; $202,829 in 2008; and $235,315 in 2009, for a total shareholders’ equity at December 31, 2009, of $27,567,197. The rate of asset growth from the Bank’s inception has not negatively impacted this capital base. The risk based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at December 31, 2009, for the Bank was 12.55% and 13.35% at December 31, 2008. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of December 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2009 and 2008, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2009.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Bank of South Carolina Corporation and subsidiary
Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and subsidiary  (the  Corporation) as of  December 31, 2009, 2008, and the  related  consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements  referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and subsidiary at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009, in conformity with accounting principles generally accepted  in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Bank of South Carolina Corporation’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Elliott Davis, LLC
Columbia, South Carolina
February 23, 2010

Elliott Davis LLC, 1901 Main Street Suite 1650, P.O. Box 2227, Columbia, SC 29202-2227
Phone: 803.256.0002    Fax: 803.254.4724     www. elliottdavis.com

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2009	2008
ASSETS
Cash and due from banks	$5,794,540	$6,852,023
Interest bearing deposits in other banks	8,269	8,212
Federal funds sold	3,779,693	13,352,303
Investment securities available for sale (amortized cost of $35,623,829 and $36,472,731 in 2009 and 2008, respectively)	36,862,345	37,896,250
Mortgage loans to be sold	3,433,460	3,465,222
Loans	213,882,476	180,072,950
Less: Allowance for loan losses	(3,026,997)	(1,429,835)
Net loans	210,855,479	178,643,115
Premises, equipment and leasehold improvements, net	2,516,189	2,424,476
Accrued interest receivable	1,152,240	1,016,659
Other assets	1,512,543	7,670
Total assets	$265,914,758	$243,665,930

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing demand	$48,394,049	$52,659,020
Interest bearing demand	49,257,712	46,076,897
Money market accounts	63,965,862	64,705,925
Certificates of deposit $100,000 and over	41,929,687	27,356,516
Other time deposits	16,943,042	15,697,678
Other savings deposits	9,347,328	8,290,479
Total deposits	229,837,680	214,786,515

Short-term borrowings	8,006,753	1,000,000
Accrued interest payable and other liabilities	503,128	1,071,351
Total liabilities	238,347,561	216,857,866
Commitments and contingencies (note 8)
Shareholders' equity:
Common stock - No par, 12,000,000 shares authorized;
Issued 4,202,411 shares at December 31, 2009 and 4,176,100 at December 31, 2008
Shares outstanding 4,002,910 at December 31, 2009 and 3,976,599 at December 31, 2008	—	—
Additional paid in capital	23,511,560	23,229,045
Retained earnings	4,968,336	4,375,166
Treasury stock; 199,501 shares at December 31, 2009 and 2008	(1,692,964)	(1,692,964)
Accumulated other comprehensive income, net of income taxes	780,265	896,817
Total shareholders' equity	27,567,197	26,808,064

Total liabilities and shareholders' equity	$265,914,758	$243,665,930

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
Interest and fee income
Interest and fees on loans	$10,154,464	$10,219,052	$13,569,616
Interest and dividends on investment securities	1,503,907	1,609,073	1,793,077
Other interest income	13,578	318,695	1,119,485
Total interest and fee income	11,671,949	12,146,820	16,482,178

Interest expense
Interest on deposits	1,322,019	1,869,655	4,982,924
Interest on short-term borrowings	14,310	9,123	40,162
Total interest expense	1,336,329	1,878,778	5,023,086

Net interest income	10,335,620	10,268,042	11,459,092
Provision for loan losses	2,369,000	192,000	40,000
Net interest income after provision for loan losses	7,966,620	10,076,042	11,419,092

Other income
Service charges, fees and commissions	1,037,056	972,300	877,155
Mortgage banking income	1,020,373	472,326	554,954
Other non-interest income	26,556	28,466	41,968
Gain (loss) on sale of securities	180,071	(238)	69,792
Total other income	2,264,056	1,472,854	1,543,869

Other expense
Salaries and employee benefits	4,242,913	4,168,271	4,181,712
Net occupancy expense	1,280,744	1,350,957	1,341,970
Other operating expenses	2,065,804	1,663,891	1,560,212
(Recovery)provision for unfunded loans and commitments	—	(1,478)	1,507
Total other expense	7,589,461	7,181,641	7,085,401

Income before income tax expense	2,641,215	4,367,255	5,877,560
Income tax expense	771,361	1,427,958	2,046,316

Net income	$1,869,854	$2,939,297	$3,831,244

Basic income per common share	$0.47	$0.74	$0.97
Diluted income per common share	$0.47	$0.74	$0.96

Weighted average shares outstanding
Basic	3,991,668	3,966,193	3,943,067
Diluted	3,991,668	3,977,714	3,971,349

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

					ACCUMULATED
		ADDITIONAL			OTHER
	COMMON	PAID IN	RETAINED	TREASURY	COMPREHENSIVE
	STOCK	CAPITAL	EARNINGS	STOCK	INCOME (LOSS)	TOTAL

December 31, 2006	$—	$22,719,918	$2,592,719	$(1,692,964)	$20,758	$23,640,431
Comprehensive income:
Net income	—	—	3,831,244	—	—	3,831,244
Net unrealized gains on securities (net of tax effect of $266,181)	—	—	—	—	453,227	453,227
Reclassification adjustment for losses included in net income (net of tax effect of $25,823)					(43,969)	(43,969)
Total comprehensive income	—	—	—	—	—	4,240,502
Exercise of Stock Options	—	213,680	—	—	—	213,680
Stock-based compensation expense	—	45,214	—	—	—	45,214
Cash dividends ($0.62 per common share)	—	—	(2,447,257)	—	—	(2,447,257)
December 31, 2007	$—	$22,978,812	$3,976,706	$(1,692,964)	$430,016	$25,692,570
Comprehensive income:
Net income	—	—	2,939,297	—	—	2,939,297
Net unrealized gains on securities (net of tax effect of $274,065)	—	—	—	—	466,651	466,651
Reclassification adjustment for losses included in net income (net of tax effect of $88)	—	—	—	—	150	150
Total comprehensive income	—	—	—	—	—	3,406,098
Exercise of Stock Options	—	202,829	—	—	—	202,829
Stock-based compensation expense	—	47,404	—	—	—	47,404
Cash dividends ($0.64 per common share)	—	—	(2,540,837)	—	—	(2,540,837)
December 31, 2008	$—	$23,229,045	$4,375,166	$(1,692,964)	$896,817	$26,808,064
Comprehensive income:
Net income	—	—	1,869,854	—	—	1,869,854
Net unrealized losses on securities (net of tax effect of $1,826)	—	—	—	—	(3,105)	(3,105)
Reclassification adjustment for gains included in net income (net of tax effect of $66,624)	—	—	—	—	(113,447)	(113,447)
Total comprehensive income	—	—	—	—	—	1,753,302
Exercise of Stock Options	—	235,315	—	—	—	235,315
Stock-based compensation expense	—	47,200	—	—	—	47,200
Cash dividends ($0.32 per common share)	—	—	(1,276,684)	—	—	(1,276,684)
December 31, 2009	$—	$23,511,560	$4,968,336	$(1,692,964)	$780,265	$27,567,197

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$1,869,854	$2,939,297	$3,831,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	217,784	249,444	267,437
(Gain) loss on sale of securities	(180,071)	238	(69,792)
Provision for loan losses	2,369,000	192,000	40,000
Stock-based compensation expense	47,200	47,404	45,214
Deferred income taxes	(483,107)	(33,458)	(28,504)
Net (accretion) and amortization of unearned discounts on investment securities	45,994	(17,235)	(75,175)
Origination of mortgage loans held for sale	(101,332,065)	(39,380,636)	(52,951,007)
Proceeds from sale of mortgage loans held for sale	101,363,827	37,896,432	54,930,717
Decrease (increase) in accrued interest receivable and other assets	(1,088,897)	356,188	204,172
(Decrease) increase in accrued interest payable and other liabilities	68,033	(122,456)	(301,996)
Net cash provided by operating activities	2,897,552	2,127,218	5,892,310

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	2,603,850	4,455,000	315,000
Purchase of investment securities available for sale	(11,959,800)	(6,273,281)	(6,449,831)
Net decrease (increase) in loans	(34,581,364)	(23,822,197)	2,248,648
Purchase of premises, equipment and leasehold improvements, net	(309,497)	(54,312)	(224,959)
Proceeds from sale of available for sale securities	10,338,930	520,000	11,987,250
Net cash provided (used) by investing activities	(33,907,881)	(25,174,790)	7,876,108

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	15,051,165	17,440,057	(17,970,443)
Net (decrease) increase in short–term borrowings	7,006,753	72,127	(1,784,810)
Dividends paid	(1,912,940)	(2,537,219)	(2,757,797)
Stock options exercised	235,315	202,829	213,680
Net cash (used) provided by financing activities	20,380,293	15,177,794	(22,299,370)
Net decrease in cash and cash equivalents	(10,630,036)	(7,869,778)	(8,530,952)
Cash and cash equivalents at beginning of year	20,212,538	28,082,316	36,613,268

Cash and cash equivalents at end of year	$9,582,502	$20,212,538	$28,082,316

Supplemental disclosure of cash flow data:
Cash paid during the year for:
Interest	$1,331,796	$2,035,428	$5,093,366
Income taxes	$1,174,104	$1,442,747	$2,108,204
Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized (loss) gain on securities available for sale, net of income taxes	$(3,105)	$466,801	$453,227
Real estate acquired through foreclosure	$—	$—	$—
Change in dividends payable	$(636,256)	$3,618	$(310,540)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the more significant accounting policies used in preparation of the accompanying consolidated financial statements.  The preparation of the financial statements in conformity with accounting principles of the generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods.   Actual results could differ significantly fro these estimates and assumptions.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, non-accrual loans and income taxes.

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

The reorganization of the Bank into a one-bank holding company became effective on April 17, 1995.  Each issued and outstanding share of the Bank's stock was converted into two shares of the Company's stock.

Investment Securities:  The Company classifies investments into three categories as follows:  (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis.  All securities were classified as available for sale for 2009 and 2008.  The Company does not have any mortgage- backed securities nor has it ever invested in mortgage-backed securities.

Mortgage Loans to be Sold:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income.  At December 31, 2009 and 2008, the Company had approximately $3.4 million and $3.5 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered and are included in mortgage banking income in the consolidated statements of operations.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for nonrefundable fees and costs associated with originating or acquiring loans and direct costs of leases by requiring that loan origination fees be recognized over the life on the related loan as an adjustment on the loan’s yield.  Certain direct loan origination costs shall be recognized over the life of the related loan as a reduction of the loan’s yield.  This statement changed the practice of recognizing loan origination and commitment fees prior to inception of the loan.

The Company accounts for impaired loans by requiring that all creditors value loans for which it is estimated that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan's fair value.  Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral.   Expected cash flows are required to be discounted at the loan's effective interest rate.

Additional accounting guidance allows a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor estimates interest income related to impaired loans.

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

Concentration of Credit Risk:  The Company’s primary market consists of the counties of Berkeley, Charleston and Dorchester, South Carolina.  At December 31, 2009, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Real Estate Owned: Other real estate owned is recorded at the lower of fair value less estimated selling costs or cost and is included in other assets on the consolidated balance sheets.  There was no other real estate owned at December 31, 2009 or 2008. Gains and losses on the sale of other real estate owned and subsequent write-downs from periodic reevaluation are charged to other operating income.

Income Taxes: The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Net deferred tax assets are included in other assets in the consolidated balance sheet.

In 2006, accounting standards clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, the Company adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position.

Stock-Based Compensation: The Company accounts for stock options under the fair value recognition provisions to account for compensation costs under its stock option plans.  The Company previously utilized the intrinsic value method. Under the intrinsic value method no compensation costs were recognized for the Company’s stock options and the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions had been utilized.

There were no options granted in 2009. In 2008, there were options for 4,500 shares granted, with a weighted average fair value per share of $3.65. Fair value was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the grant: dividend yield of 3.94%; historical volatility of 32.01%; risk-free interest rate of 3.34%; and expected life of 10 years.

Earnings Per Common Share: Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents.  Common stock equivalents consist of stock options and are computed using the treasury stock method.

Comprehensive Income: The Company applies accounting standards which establish guidance for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and net unrealized gains or losses on securities and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Fair Value Measurements
Effective January 1, 2008, the Company adopted accounting standards which provide a framework for measuring and disclosing fair value under generally accepted accounting principles. The guidance requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1
Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as US Treasuries and money market funds.

Level 2
Valuation is based upon quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes certain derivative contracts and impaired loans.

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption based on unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following is a description of the valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2009, the Company’s investment portfolio was comprised of a US Treasury Note, Government Sponsored Enterprises and Municipal Securities. The portfolio did not contain any mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans Held for Sale

The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with other investors, are carried in the Company’s loans held for sale portfolio.  These loans are fixed rate residential loans that have been originated in the Company’s name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers.  Therefore, these loans present very little market risk for the Company.  The Company usually delivers to, and receives funding from, the investor within 30 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts" basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination. These loans are classified as Level 2.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan” (“ASC 310-10”).

In accordance with this standard, the fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sale, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 24 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically as an example, in situations where the collateral on a nonperforming commercial real estate loan is out of the Company’s primary market area, management would typically order an independent appraisal immediately, at the earlier of the date the loan becomes nonperforming or immediately following the determination that the loan is impaired. However, as a second example, on a nonperforming commercial real estate loan where management is familiar with the property and surrounding areas and where the original appraisal value far exceeds the recorded investment in the loan, management may perform an internal analysis whereby the previous appraisal value would be reviewed and adjusted for recent conditions including recent sales of similar properties in the area and any other relevant economic trends. These valuations are reviewed at a minimum on a quarterly basis.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and December 31, 2008 are as follows:

December 31, 2009
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Available for Sale Securities	$3,118,594	$33,743,751	$-	$36,862,345
Mortgage loans held for sale	-	3,433,460	-	3,433,460
Total	$3,118,594	$37,177,211	$-	$40,295,805

December 31, 2008
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Available for Sale Securities	$3,226,406	$34,669,844	$-	$37,896,250
Mortgage loans held for sale	-	3,465,222	-	3,465,222
Total	$3,226,406	$38,135,066	$-	$41,361,472

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans was $2,502,002 at December 31, 2009, and $1,802,291 at December 31, 2008.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Accounting standards require disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate fair value.   Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information.  Where available, quoted market prices are used.  In other cases, fair values are based on estimates using present value or other valuation techniques.  These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, prepayments, estimates of future cash flows, future expected loss experience and other factors.  Changes in assumptions could significantly affect these estimates.  Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may or may not be realized in an immediate sale of the instrument.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the accounting standard, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of the assets and liabilities that are not financial instruments.  Accordingly, the aggregate fair value amounts of existing financing instruments do not represent the underlying value of those instruments on the books of the Company.

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

c.  Loans
The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less approximate fair value.  The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans by the Company at December 31, 2009 and December 31, 2008, approximate market.

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

Segment Information: The Company reports operating segments in accordance with accounting standards. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.  Accounting standards require that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items.  The Company has one reporting segment, The Bank of South Carolina.

Derivative Instruments: Accounting standards require that all derivative instruments be recorded in the statement of financial position at fair value.  The accounting for the gain or loss due to change in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge.  If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur.  However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

The Company has no embedded derivative instruments requiring separate accounting treatment. The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments and commitments to sell fixed rate conforming loans.  The Company does not currently engage in hedging activities.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows:  Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold.  To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances.  The daily average reserve requirement was approximately $700,000 for the reserve periods ended December 31, 2009 and 2008, respectively.

Recent Accounting Pronouncements:  The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP.    The guidance is presented in topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”).  The new structure is effective for interim or annual periods ending after September 15, 2009.  All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009.  The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is no longer applicable.  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the guidance to have any impact on the Company’s financial statements.  The ASC was amended in December, 2009, to include this guidance.

Guidance was issued in June 2009 requiring a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest that should be included in consolidated financial statements.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were previously available.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the guidance to have any impact on the Company’s financial position.  An update was issued in December, 2009, to include this guidance in the ASC.

An update was issued in October, 2009 to provide guidance requiring companies to allocate revenue in multi-element arrangements.  Under this guidance, products or services (deliverables) must be accounted for separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  The Company does not expect the update to have an impact on its financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October, 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

In January, 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid.  The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance.  The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Also in January, 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes.  The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity.  The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights.  The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the 2009 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

2.           INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	DECEMBER 31, 2009
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$2,981,338	$137,256	$-	$3,118,594
Government-Sponsored Enterprises	12,026,844	514,975	-	12,541,819
Municipal Securities	20,615,647	675,572	89,287	21,201,932

Total	$35,623,829	$1,327,803	$89,287	$36,862,345

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2008
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$2,964,269	$262,137	$-	$3,226,406
Government-Sponsored Enterprises	21,018,810	998,158	-	22,016,968
Municipal Securities	12,489,652	183,123	19,899	12,652,876

Total	$36,472,731	$1,443,418	$19,899	$37,896,250

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2009, by contractual maturity are as follows:

	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$6,404,011	$6,620,355
Due in one year to five years	11,597,355	12,163,540
Due in five years to ten years	8,936,431	9,277,423
Due in ten years and over	8,685,832	8,801,027

Total	$35,623,629	$36,862,345

The Company recognized a gain of $177,881 on the sale of $10,175,000 available for sale securities and a gain of $2,190 on a $660,000 Municipal Security called during 2009. During 2008, $520,000 of Available for Sale Securities were called at a loss of $238.  During 2007, $9,000,000 of Available for Sale Securities was sold for a gain of $79,739 in order to increase the Bank’s liquidity position. In addition $3,000,000 of Government-Sponsored Enterprise Securities were sold for a loss of $9,947.

Investment securities with an aggregate amortized cost of $29,954,519 and estimated fair value of $31,064,257 at December 31, 2009, were pledged to secure deposits and other balances, as required or permitted by law.

There were four Municipal Securities with an unrealized loss position of $89,287 at December 31, 2009.  At December 31, 2008 there were five Municipal Securities with an unrealized loss of $19,899.  Gross unrealized losses and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and December 31, 2008 are as follows:

DECMBER 31, 2009
	Less than 12 months		12 months or longer		Total
Descriptions of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Notes	$-	-	$-	-	$-	$-
Government-Sponsored Enterprises	-	-	-	-	-	-
Municipal Securities	2,330,893	89,287	-	-	2,330,893	89,287
Total	$2,330,893	89,287	$-	-	$2,330,893	$89,287

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECMBER 31, 2008
	Less than 12 months		12 months or longer		Total
Descriptions of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Notes	$-	-	$-	-	$-	$-
Government-Sponsored Enterprises	-	-	-	-	-	-
Municipal Securities	1,526,724	19,899	-	-	1,526,724	19,899
Total	$1,526,724	19,899	$-	-	$1,526,724	$19,899

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

3.           LOANS

Major classifications of loans are as follows:

	DECEMBER 31,
	2009	2008

Commercial loans	$46,086,649	$45,805,794
Commercial real estate	117,044,598	92,106,908
Residential mortgage	18,682,428	16,254,781
Consumer loans	5,534,351	5,348,559
Personal banklines	26,269,420	20,313,172
Other	277,899	308,867
	213,895,345	180,138,081
Deferred loan fees (Net)	(12,869)	(65,131)
Allowance for loan losses	(3,026,997)	(1,429,835)

Loans, net	$210,855,479	$178,643,115

Changes in the allowance for loan losses and reserve for unfunded lending commitments are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2009	2008	2007

Balance at beginning of year	$1,429,835	$1,335,099	$1,294,994
Provision for loan losses	2,369,000	192,000	40,000
Charge offs	(777,166)	(114,313)	(29,702)
Recoveries	5,328	17,049	50,603
Adjustment for unfunded loan commitments	-	-	(20,796)
Balance at end of year	$3,026,997	$1,429,835	$1,335,099

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	YEARS ENDED DECEMBER 31
Reserve for unfunded lending commitments	2009	2008	2007
Balance at beginning of year	$20,825	$22,303	$-
Adjustment for unfunded loan commitments from allowance for loan losses	-	-	20,796
(Recovery) provision for unfunded commitments	-	(1,478)	1,507
Balance at end of year	$20,825	$20,825	$22,303

The Company grants short to intermediate term commercial and consumer loans to customers throughout its primary market area of Charleston, Berkeley and Dorchester Counties, South Carolina.  The Company's primary market area is heavily dependent on tourism and medical services.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the stability of the economic environment in their primary market including the government, tourism and medical industries.  The majority of the loan portfolio is located in the Bank’s immediate market area.  The Bank has a concentration of Non-Residential Building Operators, Offices and Clinics of Medical Doctors, Real Estate Agents and Managers, and Legal services (28.5%, 9.3%, 4.9% and 4.0%, respectively).  Management is satisfied with these levels of concentrations.

As of December 31, 2009 and 2008, the Company had loans on non-accrual totaling $627,373 and $75,486, respectively. The additional amount of gross income that would have been recorded during 2009 and 2008, if these loans had performed as agreed would have been $24,994 and $1,541, respectively. The Company recognized $12,208 in interest income on these loans in 2009 and $15,562 in 2008 while these loans were on non-accrual.

At December 31, 2009 and December 31, 2008 there were no loans over 90 past due still accruing interest.

The Bank had no restructured loans at December 31, 2009 or December 31, 2008.

As of December 31, 2009 and 2008, loans individually evaluated and considered impaired:

	December 31,
	2009	2008
Total loans considered impaired at period end	$2,502,002	$1,802,291
Loans considered impaired for which there is a related allowance for loan loss:
Outstanding loan balance	1,943,599	1,717,813
Related allowance established	1,403,962	930,650
Loans considered impaired for which no related allowance for loan loss was established	558,403	84,478
Average annual investment in impaired loans	2,501,910	1,748,039
Interest income recognized on impaired loans during the period of impairment	$87,237	$92,149

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements are summarized as follows:

	DECEMBER 31,
	2009	2008

Bank buildings	$1,797,577	$1,797,577
Land	838,075	838,075
Leasehold purchase	30,000	30,000
Lease improvements	405,783	352,383
Equipment	3,486,206	3,244,568
	6,557,641	6,262,603
Accumulated depreciation	(4,041,452)	(3,838,127)

Total	$2,516,189	$2,424,476

Depreciation and amortization of bank premises and equipment charged to operating expense totaled $217,784 in 2009, $249,444 in 2008, and $267,437 in 2007.

5.           DEPOSITS

At December 31, 2009 and 2008, certificates of deposit of $100,000 or more totaled approximately $41,929,687 and $27,356,516, respectively.  Interest expense on these deposits was $712,898 in 2009 and $735,611 in 2008.

At December 31, 2009, the schedule maturities of certificates of deposit are as follows:

2010	$55,793,041
2011	-
2012	2,878,519
2013	-
2014 and thereafter	201,169
$58,872,729

At December 31, 2009, deposits with a deficit balance of $95,008 were re-classified as Other Loans, compared to $159,245 at December 31, 2008.

6.           SHORT-TERM BORROWINGS

The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The bank may borrow up to $1,000,000 under the arrangement at an interest rate set by the Federal Reserve. During the third quarter of 2008, the Bank reduced the arrangement with the Federal Reserve from $2,800,000 to $1,000,000 in order to free up collateral, due to declining balances under the arrangement. The note is secured by Government Sponsored Agency Securities with a market value of $1,116,850 at December 31, 2009. The amount outstanding under the note totaled $506,753 and $1,000,000 at December 31, 2009 and 2008, respectively.

In order to establish a secondary source of liquidity, the Company has established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window.  Under this agreement the Company may borrow up to $58,036,846. In addition the Company borrowed $7,500,000 from the Federal Reserve Bank’s Term Auction Facility (TAF) at a rate of .25% for a term of forty-two days.  The Board of Governor’s of the Federal Reserve System established this program to allow depository institutions to place a bid for an advance from its local Federal Reserve

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank at a fixed interest rate determined via centralized single-price auction. The collateral pledged to secure advances from the Federal Reserve Discount Window, serves as collateral.

At December 31, 2009 and 2008, the Bank had unused short-term lines of credit totaling approximately $22,000,000 and $18,000,000, respectively (which are withdrawable at the lender’s option).

7.           INCOME TAXES

Total income taxes for the years ended December 31, 2009, 2008 and 2007 are as follows

	YEARS ENDED DECEMBER 31,
	2009	2008	2007

Income tax expense	$771,361	$1,427,958	$2,046,316
Stockholders’ equity, for unrealized
gains (losses) on securities available for sale	(68,451)	274,153	240,358

Total	$702,910	$1,702,111	$2,286,674

Income tax expense attributable to income before income tax expense consists of:

YEAR ENDED DECEMBER 31,
2009	Current	Deferred	Total

U.S. Federal	$1,170,075	$(483,397)	$686,678
State and local	84,683	-	84,683
	$1,254,748	$(483,397)	$771,361

YEAR ENDED DECEMBER 31,
2008

U.S. Federal	$1,327,664	$(33,458)	$1,294,206
State and local	133,752	-	133,752
	$1,461,416	$(33,458)	$1,427,958
YEAR ENDED DECEMBER 31, 2007

U.S. Federal	$1,898,301	$(28,505)	$1,869,796
State and local	176,520	-	176,520
	$2,074,821	$(28,505)	$2,046,316

Income tax expense attributable to income before income tax expense was $771,361, $1,427,958 and $2,046,316 for the years ended December 31, 2009, 2008 and 2007 respectively, and differed from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	YEARS ENDED
	DECEMBER 31,
	2009	2008	2007

Computed “expected” tax expense	$898,013	$1,492,123	$1,998,370

Increase (reduction) in income taxes Resulting from:

Tax exempt interest income	(212,594)	(132,788)	(80,347)
State income tax, net of federal benefit	55,891	88,276	116,503
Other, net	30,051	(19,653)	11,790
	$771,361	$1,427,958	$2,046,316

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	DECEMBER 31,
	2009	2008
Deferred tax assets:
Deferred loan fees	$4,375	$22,145
State Net Operating Loss Carryforward	18,579	15,307
Bad Debt Reserves	960,428	417,392
Other	15,578	7,604

Total gross deferred tax assets	998,960	462,448
Less valuation allowance	(18,579)	(15,307)
Net deferred tax assets	980,381	447,141

Deferred tax liabilities:
Prepaid expenses	(17,510)	(31,067)
Unrealized gain on securities available for sale	(458,251)	(526,702)
Fixed assets, principally due to differences in depreciation	(67,304)	(20,445)
Other-Bond Accretion	(80,384)	(63,843)

Total gross deferred tax liabilities	(623,449)	(642,057)
Net deferred tax (liability) asset	$(356,932)	$(194,916)

The Company analyzed the tax positions taken in its tax returns and concluded it has no liability related to uncertain tax positions.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was an $18,579 valuation allowance for deferred tax assets at December 31, 2009 and $15,307 at December 31, 2008.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2009. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Tax returns for 2005 and subsequent years are subject to examination by taxing authorities.

8.           COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements to lease equipment and its office facilities under noncancellable operating lease agreements expiring on various dates through 2012.  The Company may, at its option, extend the lease of its office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods and extend the land lease where the Mt. Pleasant office is located for six additional five year periods.  Management intends to exercise its option on the Meeting Street lease.  Lease payments below include the lease renewal.  Minimum rental commitments for these leases as of December 31, 2009 are as follows:

2010	$487,305
2011	500,070
2012	502,799
2013	516,066
2014	518,893
2015 and thereafter	1,237,540

Total	$3,762,673

Total rental expense was $487,055, $475,487 and $463,177 in 2009, 2008 and 2007, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $47,516,984 and $42,875,855 at December 31, 2009 and 2008, respectively.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company  to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower.  The majority of these standby letters of credit are unsecured.  Commitments under standby letters of credit are usually for one year or less.  At December 31, 2009 and 2008, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material.  The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2009 and 2008 was $558,039 and $592,335, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale.  The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments.  The  fair value of these commitments was not significant at December 31, 2009 and 2008. The Company has forward sales commitments, totaling $3,433,460 at December 31, 2009 to sell loans held for sale of $3,433,460.  Such forward sales commitments are to sell loans at par value and are generally funded within 60 days. The fair value of these commitments was not significant at December 31, 2009.  The Company has no embedded derivative instruments requiring separate accounting treatment.

9.	RELATED PARTY TRANSACTIONS

In the opinion of management, loans to officers and directors of the Company are made on substantially the same terms  including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender and do not involve more than the normal risk of collectibility.  There were no outstanding loans to executive officers of the Company as of December 31, 2009, 2008 and 2007.  Related party loans (adjusted for a new Board of Director and a Board of Director who resigned in 2009 as well as new officers of the Bank) are summarized as follows:

	DECEMBER 31,
	2009	2008

Balance at beginning of year	$8,710,087	$5,592,313
New loans or advances	5,561,635	8,155,476
Repayments	(5,942,714)	(5,037,702)

Balance at end of year	$8,329,008	$8,710,087

At December 31, 2009 and 2008 total deposits held by related parties were $1,769,421 and $2,163,175, respectively.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	OTHER EXPENSE

A summary of the components of other operating expense is as follows:

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
Advertising and business	$14,259	$32,594	$37,614
Supplies	108,027	119,203	126,210
Telephone and postage	169,785	168,158	174,621
Insurance	48,710	45,320	46,077
Professional fees	410,659	397,276	338,549
Data processing services	290,420	295,305	326,530
State and FDIC insurance and fees	472,028	113,091	49,787
Courier service	178,105	180,665	174,426
Other	373,811	312,279	286,398
	$2,065,804	$1,663,891	$1,560,212

11.         INCENTIVE STOCK OPTION PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company has an Incentive Stock Option Plan which was approved in 1998 with 180,000 shares reserved.  Under the 1998 Incentive Stock Option Plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant.  Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant.

No options were granted in 2009 in accordance with the 1998 Incentive Stock Option Plan.

All outstanding options, option price, and option activity for the stock-based option plan has been retroactively restated to reflect the effects of a 25% stock dividend declared on April 11, 2006.

A summary of the activity under the stock-based option plan for the years ended December 31, 2009, 2008, and 2007 follows:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	105,398	$10.99	136,763	$11.05	160,094	$10.49
Granted	-	-	4,500	14.19	10,000	15.75
Expired	-	-	(13,250)	16.16	(9,074)	12.10
Exercised	(26,311)	8.94	(22,615)	8.97	(24,257)	8.92
Outstanding, December 31	79,087	$11.67	105,398	$10.99	136,763	$11.05

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Exercise Price:	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value of Outstanding Options	Number of Options Exercisable	Weighted Average Exercise Price	Intrinsic Value of Exercisable Options
$8.92	37,625	1.4	$8.92	$39,506	11,139	$8.92	$11,696
$9.39	12,212	3.4	$9.39	$7,083	3,286	$9.39	$1,906
$16.62	17,250	6.4	$16.62	$-	-	$-	$-
$15.99	5,000	7.0	$15.99	$-	-	$-	$-
$15.51	5,000	7.5	$15.51	$-	-	$-	$-
$14.19	2,000	8.2	14.19	$-	-	$-	$-
	79,087	3.69	$11.67	$46,589	14,425	$8.96	$13,602

The weighted average grant-date fair value of options granted during the year 2008, and 2007 was $3.65, and $4.48, respectively.  There were no options granted in 2009. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008, and 2007, was $75,723, $95,866 and $161,962, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2009 is presented below:

Nonvested Shares	Shares	Weighted Average Grant- Date Fair Value
Nonvested at beginning of year	94,966	$3.20
Granted	-	-
Vested	(29,665)	2.61
Forfeited	-	-
Nonvested at end of year	65,301	$3.46

The Company Recognized compensation cost for the years ended December 31, 2009, 2008 and 2007 in the amount of $47,200, $47,704 and $45,214, respectively.

As of December 31, 2009 there was $150,552 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted average period of 3.3 years.

The Company established an Employee Stock Ownership Plan (ESOP) effective January 1, 1989.  Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a plan year is eligible to participate in the ESOP.  Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code section 415.  The Company recognizes expense when the contribution is approved by the Board of Directors.  The total expenses amounted to $ 120,000, $288,000 and $330,000 for the years ended December 31, 2009, 2008and 2007, respectively.

12.         DIVIDENDS

The Bank’s ability to pay dividends to the Company is restricted by the laws and regulations of the State of South Carolina.  Generally, these restrictions allow the Bank to pay dividends from current earnings without the prior written consent of the South Carolina Commissioner of Banking, if it received a satisfactory rating at its most recent examination.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Options to purchase 29,250 shares of common stock with prices ranging from $14.19 to $16.62 per share were not included in the computation of diluted earnings per share for 2009 or 2008 because the options’ exercise price was greater than the average market price of common shares.

Options to purchase 38,000 shares of common stock with prices ranging from $15.51 to $16.62 per share were not included in the computation of diluted earnings per share for 2007 because the options’ exercise price was greater than the average market price of common shares.

The following is a summary of the reconciliation of average shares outstanding for the years ended December 31:

	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	3,991,668	3,991,668	3,966,193	3,966,193	3,943,067	3,943,067
Effect of dilutive securities:
Stock options	-	-	-	11,521	-	28,282
Average shares outstanding	3,991,668	3,991,668	3,966,193	3,977,714	3,943,067	3,971,349

14.         REGULATORY CAPITAL REQUIREMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets.  Management believes, as of December 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2009 and 2008, the Company and the Bank are categorized as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized" the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2009:
Total capital to risk-weighted assets:

Company	$29,743	12.58%	$18,910	8.00%	$	N/A	N/A
Bank	$29,670	12.55%	$18,907	8.00%		$23,634	10.00%

Tier 1 capital to risk-weighted assets:

Company	$26,787	11.33%	$9,455	4.00%	$	N/A	N/A
Bank	$26,715	11.30%	$9,455	4.00%		$14,180	6.00%

Tier 1 capital to average assets:

Company	$26,787	10.02%	$10,695	4.00%	$	N/A	N/A
Bank	$26,715	9.99%	$10,694	4.00%		$13,368	5.00%

December 31, 2008

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2008:
Total capital to risk-weighted assets:

Company	$27,362	13.49%	$16,224	8.00%	$	N/A	N/A
Bank	$27,078	13.35%	$16,224	8.00%		$20,280	10.00%

Tier 1 capital to risk-weighted assets:

Company	$25,911	12.78%	$8,112	4.00%	$	N/A	N/A
Bank	$25,627	12.64%	$8,112	4.00%		$12,168	6.00%

Tier 1 capital to average assets:

Company	$25,911	10.99%	$9,429	4.00%	$	N/A	N/A
Bank	$25,627	10.87%	$9,428	4.00%		$11,785	5.00%

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	DISCLOSURES REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of December 31, 2009 and 2008:

	2009
	Carrying Amount	Estimated Fair Value

Cash and due from banks	$5,794,540	$5,794,540
Interest bearing deposits in other banks	8,269	8,269
Federal funds sold	3,779,693	3,779,693
Investments available for sale	36,862,345	36,862,345
Loans (1)	217,325,936	222,968,621
Deposits	229,837,680	230,081,062
Short-term borrowings	8,006,753	8,006,753

	2008
	Carrying Amount	Estimated Fair Value

Cash and due from banks	$6,852,023	$6,852,023
Interest bearing deposits in other banks	8,212	8,212
Federal funds sold	13,352,303	13,352,303
Investment securities available for sale	37,896,250	37,896,250
Loans (1)	183,538,172	189,496,730
Deposits	214,786,515	215,012,751
Short-term borrowings	1,000,000	1,000,000

(1) Includes mortgage loans to be sold

16.	BANK OF SOUTH CAROLINA CORPORATION - PARENT COMPANY

The Company's principal source of income is dividends from the Bank.  Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company.  The Company's principal asset is its investment in its Bank subsidiary.  The Company's condensed statements of financial condition as of December 31, 2009 and 2008, and the related condensed statements of operations and cash flows for the years ended December 31, 2009, 2008 and 2007, are as follows:
STATEMENTS OF FINANCIAL CONDITION

	2009	2008
Assets
Cash	$39,626	$913,671
Investment in wholly-owned bank subsidiary	27,495,175	26,523,773
Other assets	32,396	6,875
Total assets	$27,567,197	$27,444,319

Liabilities and shareholders’ equity
Dividends payable	$-	$636,255
Total liabilities	-	636,255
Shareholders’ equity	27,567,197	26,808,064
Total liabilities and shareholders' equity	$27,567,197	$27,444,319

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

	2009	2008	2007

Interest income	$540	$4,110	$12,975
Net operating expenses	(123,639)	(148,182)	(104,390)
Dividends received from bank	905,000	2,240,000	2,670,000
Equity in undistributed earnings of subsidiary	1,087,953	843,369	1,252,659

Net income	$1,869,854	$2,939,297	$3,831,244

STATEMENTS OF CASH FLOWS

	2009	2008	2007

Cash flows from operating activities:
Net income	$1,869,854	$2,939,297	$3,831,244
Stock-Based compensation expense	47,200	47,404	45,214
Equity in undistributed earnings of subsidiary	(1,087,953)	(843,369)	(1,252,659)
Increase in other assets	(25,521)	—	(6,875)

Net cash provided by operating activities	803,580	2,143,332	2,616,924

Cash flows from financing activities:
Dividends paid	(1,912,940)	(2,537,219)	(2,757,797)
Stock options exercised	235,315	202,829	213,680

Net cash used by financing activities	(1,677,625)	(2,334,390)	(2,544,117)

Net (decrease) increase in cash	(874,045)	(191,058)	72,807

Cash at beginning of year	913,671	1,104,729	1,031,922

Cash at end of year	$39,626	$913,671	$1,104,729

Change in dividend payable	$(636,256)	$3,618	$(310,540)

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below represent the quarterly results of operations for the years ended December 31, 2009 and 2008, respectively:

	2009
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,071,012	$2,971,678	$2,846,588	$2,782,671
Total interest expense	319,825	345,117	340,649	330,738
Net interest income	2,751,187	2,626,561	2,505,939	2,451,933
Provision for loan losses	1,095,000	1,110,000	113,000	51,000
Net interest income after provisions for loan losses	1,656,187	1,516,561	2,392,939	2,400,933
Other income	500,990	515,102	656,662	591,302
Other expense	1,951,017	1,858,576	1,996,912	1,782,956
Income before income tax expense	206,160	173,087	1,052,689	1,209,279
Income tax (benefit) expense	(64,810)	36,566	365,228	434,377
Net income	$270,970	$136,521	$687,461	$774,902
Basic income per common share	$.07	$.04	$.17	$.19
Diluted income per common share	$.07	$.04	$.17	$.19

	2008
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$2,839,337	$3,004,505	$2,957,621	$3,345,357
Total interest expense	338,009	358,566	448,052	734,151
Net interest income	2,501,328	2,645,939	2,509,569	2,611,206
Provision for loan losses	77,000	85,000	15,000	15,000
Net interest income after provisions for loan losses	2,424,328	2,560,939	2,494,569	2,596,206
Other income	373,436	328,033	391,481	379,904
Other expense	1,763,895	1,794,853	1,845,288	1,777,605
Income before income tax expense	1,033,869	1,094,119	1,040,762	1,198,505
Income tax expense	250,007	382,047	368,439	427,465
Net income	$783,862	$712,072	$672,323	$771,040
Basic income per common share	$.20	$.18	$.17	$.19
Diluted income per common share	$.20	$.18	$.17	$.19

18.         Subsequent Events
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through February 26, 2010, the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or disclosure.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A(T) Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2009 under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vive President and Treasurer and several other members of the Company’s senior management.  Based upon that evaluation the President and Chief Executive Officer and the Executive Vice President and Treasurer concluded that as of December 31, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the act has been (i) accumulated and communicated to management (including the President and Chief Executive Officer and Executive Vice President and Treasurer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

On December 4, 2009 Bank of South Carolina Corporation and subsidiary The Bank of South Carolina (collectively, the “Company” or “Bank of South Carolina”) received a “Comment Letter” from the “Staff” of the Securities and Exchange Commissions regarding the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008, and Forms 10-Q for the Quarterly Period Ended June 30, 2009 and the Quarterly Period Ended September 30, 2009.  The Company omitted certain disclosures and therefore, filed an Amended 10-K/A for the Fiscal Year Ended December 31, 2008 and an Amended 10-Q/A for the Quarterly Period Ended June 30, 2009.  A copy of these reports may be accessed at the Company’s website www.banksc.com.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the President and Chief Executive Officer and the Executive Vice President and Treasurer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009, based on the framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  Based on this assessment management believes that as of December 31, 2009, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 8B. Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that was not reported.

PART III

Item 9.  Directors, Executive Officers, Promoters and Corporate Governance of the Registrant

The information required by this item contained under the sections captioned “Proposal1-Election of Directors” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” included on pages 7-13 in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on April 13, 2010, a copy of which has been filed with the SEC, the “Proxy Statement”, is incorporated in this document by reference.

Executive Officers The information concerning the Company’s executive officers is contained under the section captioned “Proposal 1-Election of Directors” included on pages 7-10 of the Company’s Proxy Statement and is incorporated in this document by reference.

Audit and Committee Financial Expert The Audit Committee of the Company is composed of Directors Malcolm M. Rhodes, MD (Chairman), Graham M. Eubank, Jr., Glen B. Haynes, DVM., Richard W. Hutson, Jr., Linda J. Bradley McKee, PhD., CPA., Alan I. Nussbaum, MD., and David R. Schools.  The Board has selected the Audit Committee members based on its determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company’s financial statements. Each member of the Audit Committee is “independent” as defined in the NASDAQ Stock Market listing standards for audit committee members

The Board of Directors has determined that Linda J. Bradley McKee, PhD., CPA., qualifies as a financial expert within the meaning of SEC rules and regulations and has designated Dr. McKee as the Audit Committee financial expert.  Director McKee is independent as that term is used in Schedule 14A promulgated under the Exchange Act.

Code of Ethics The Company has adopted a “Code of Ethics”, applicable to the President, Executive Vice-President and Treasurer and Executive Vice-President and “Code of Conduct” for Directors, officers and employees.  A copy of these policies may be obtained at the Company’s internet website: www.banksc.com.

Compliance with Insider Reporting The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is included on page 6 of the Company’s Proxy Statement and is incorporated in this document by reference.

Item 10.  Executive Compensation

The information required by this item is incorporated by reference to the Section captioned “Directors Compensation” and “Executive Compensation-Compensation Discussion and Analysis” included on pages 18-23 of the Proxy Statement.

Equity Compensation Plan Information
The following table summarizes share and exercise price of information about our equity compensation plan as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plan approved by shareholders	79,087	$11.67	-
Equity compensation plan not approved by shareholders	-	-	-

Total	79,087	$11.67	-

(1)
In accordance with the 1998 Incentive Stock Option Plan, no options may be granted under this plan after April 14, 2008.  Options granted before this date shall remain valid in accordance with their terms.

(2)
The number of securities to be issued upon exercise of the outstanding options represents the total outstanding options under the 1998 Incentive Stock Option Plan.  As per the agreement the above options shall remain valid in accordance with their terms.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership and Certain Beneficial Owners
Information required by this item in incorporated in this document by reference to the Section captioned “Security Ownership of Certain Beneficial Owners and Management”, included on page 3 of the Proxy Statement.

Security ownership of Management
Information required by this item is incorporated in this document by reference to the Sections captioned “Security Ownership of Certain Beneficial Owners and Management”, included on page 4 of the Proxy Statement.

Changes in Control
Management is not aware of any arrangements, including any pledge by any shareholder of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this document by reference to the Sections captioned “Proposal 1- Election of Directors” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters”, included on pages 14-17 of the Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated in this document by reference to the Sections captioned “Audit Committee Matters” and “Auditing and Related Fees”, included on pages 24-25 of the Proxy Statement.

PART IV
Item 15.  Exhibits, Financial Statement Schedules

1.	The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-K and listed on pages as indicated.

2.       Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
4.0	2009 Proxy Statement (Incorporated herein)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	1998 Incentive Stock Option Plan (Filed with 2008 10-K/A)
10.5	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
13.0	2009 10-K (Incorporated herein)
14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant's only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2010	BANK OF SOUTH CAROLINA CORPORATION

	By:	/s/William L. Hiott, Jr.
William L. Hiott, Jr.
Executive Vice President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 25, 2010
David W. Bunch, Director

February 25, 2010	/s/Graham M. Eubank, Jr.
Graham M. Eubank, Jr., Director

February 25, 2010	/s/Fleetwood S. Hassell
Fleetwood S. Hassell, Executive Vice President
& Director

/s/Glen B. Haynes
February 25, 2010	Glen B. Haynes, DVM, Director

February 25, 2010	/s/William L. Hiott, Jr.
William L. Hiott, Jr., Executive Vice President,
Treasurer & Director

February 25, 2010	/s/Katherine M. Huger
Katherine M. Huger, Director

February 25, 2010	/s/Richard W. Hutson, Jr.
Richard W. Hutson, Jr., Director

February 25, 2010
Charles G. Lane, Director

February 25, 2010	/s/Hugh C. Lane, Jr.
Hugh C. Lane, Jr., President,
Chief Executive Officer & Director

February 25, 2010	/s/Louise J. Maybank
Louise J. Maybank, Director

February 25, 2010	/s/Linda J. Bradley McKee
Linda J. Bradley McKee, PHD,CPA, Director

February 25, 2010	/s/Alan I. Nussbaum, MD
Alan I. Nussbaum, MD, Director

February 25, 2010	/s/Edmund Rhett, Jr., MD
Edmund Rhett, Jr., MD, Director

February 25, 2010	/s/Malcolm M. Rhodes, MD
Malcolm M. Rhodes, MD, Director

February 25, 2010	/s/David R. Schools
David R. Schools, Director

February 25, 2010	/s/Thomas C. Stevenson, III
Thomas C. Stevenson, III, Director