Form 10-Q
period 2010-03-31
BANK OF SOUTH CAROLINA CORP
filed 2010-05-12
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2010

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

As of March 31, 2010 there were 4,002,910 Common Shares outstanding.

Table of Contents
BANK OF SOUTH CAROLINA CORPORATION

Report on Form 10-Q
for quarter ended
March 31, 2010

		Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets – March 31, 2010
and December 31, 2009		3
Consolidated Statements of Income - Three months
ended March 31, 2010 and 2009		4
Consolidated Statements of Shareholders’
Equity and Comprehensive Income - Three months ended
March 31, 2010 and 2009		5
Consolidated Statements of Cash Flows - Three months
Ended March 31, 2010 and 2009		6
Notes to Consolidated Financial Statements		7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations		15
Off-Balance Sheet Arrangements		27
Liquidity		28
Capital Resources		29

Item 3. Quantitative and Qualitative Disclosures About Market Risk		29

Item 4 and 4T. Controls and Procedures		29

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Removed and Reserved	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

Signatures		31
Certifications		32

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2010	December 31, 2009

Assets:
Cash and due from banks	$5,830,503	$5,794,540
Interest bearing deposits in other banks	8,280	8,269
Federal funds sold	12,100,561	3,779,693
Investment securities available for sale	36,867,722	36,862,345
Mortgage loans to be sold	2,795,706	3,433,460
Loans	211,330,807	213,882,476
Allowance for loan losses	(3,077,261)	(3,026,997)
Net loans	208,253,546	210,855,479
Premises and equipment, net	2,463,653	2,516,189
Accrued interest receivable	975,454	1,152,240
Other assets	1,575,797	1,512,543
Total assets	$270,871,222	$265,914,758

Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing demand	$48,062,604	$48,394,049
Interest bearing demand	52,090,918	49,257,712
Money market accounts	66,725,130	63,965,862
Certificates of deposit $100,000 and over	38,877,199	41,929,687
Other time deposits	16,714,610	16,943,042
Other savings deposits	11,450,913	9,347,328
Total deposits	233,921,374	229,837,680

Short-term borrowings	7,792,267	8,006,753
Accrued interest payable and other liabilities	1,240,371	503,128
Total liabilities	242,954,012	238,347,561

Common Stock - No par value;
12,000,000 shares authorized; issued 4,202,411
shares at March 31, 2010 and December 31, 2009;
outstanding 4,002,910 shares
at March 31, 2010 and December 31, 2009	-	-
Additional paid in capital	23,523,360	23,511,560
Retained earnings	5,294,912	4,968,336
Treasury stock – 199,501 shares at March 31,
2010 and December 31, 2009	(1,692,964)	(1,692,964)
Accumulated other comprehensive income,
net of income taxes	791,902	780,265

Total shareholders' equity	27,917,210	27,567,197

Total liabilities and shareholders' equity	$270,871,222	$265,914,758

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Interest and fee income
Interest and fees on loans	$2,671,441	$2,386,333
Interest and dividends on investment securities	366,947	392,793
Other interest income	1,066	3,545
Total interest and fee income	3,039,454	2,782,671

Interest expense
Interest on deposits	285,439	327,944
Interest on short-term borrowings	7,365	2,794
Total interest expense	292,804	330,738

Net interest income	2,746,650	2,451,933
Provision for loan losses	120,000	51,000
Net interest income after provision for
loan losses	2,626,650	2,400,933

Other income
Service charges, fees and commissions	248,281	264,445
Mortgage banking income	166,878	272,681
Gain on sale of securities	-	49,363
Other non-interest income	5,594	4,813
Total other income	420,753	591,302

Other expense
Salaries and employee benefits	1,166,856	1,017,773
Net occupancy expense	310,586	332,365
Other operating expenses	508,224	432,818
Total other expense	1,985,666	1,782,956

Income before income tax expense	1,061,737	1,209,279
Income tax expense	334,870	434,377
Net income	$726,867	$774,902

Basic earnings per share	$0.18	$0.19
Diluted earnings per share	$0.18	$0.19

Weighted average shares outstanding
Basic	4,002,910	3,976,623
Diluted	4,002,910	3,976,623

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THREE MONTHS MARCH 31, 2009 AND 2010

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total

December 31, 2008	$-	$23,229,045	$4,375,166	$(1,692,964)	$896,817	$26,808,064

Comprehensive income:

Net income	-	-	774,902	-	-	774,902

Net unrealized loss on securities
(net of tax effect of $39,403)	-	-	-	-	(67,091)	(67,091)

Reclassification adjustment for gains
included in net income (net of tax
effect $18,264)	-	-	-	-	(31,098)	(31,098)

Comprehensive income	-	-	-	-	-	676,713

Exercise of stock options	-	892	-	-	-	892

Stock-based compensation expense	-	11,800	-	-	-	11,800

Cash dividends ($0.16 per common
share)	-	-	(636,272)	-	-	(636,272)

March 31, 2009	$-	$23,241,731	$4,513,796	$(1,692,964)	$798,628	$26,861,197

December 31, 2009	$-	$23,511,560	$4,968,336	$(1,692,964)	$780,265	$27,567,197

Comprehensive income:

Net income	-	-	726,867	-	-	726,867

Net unrealized gain on securities
(net of tax effect of $6,833)	-	-	-	-	11,637	11,637

Total comprehensive income	-	-	-	-	-	738,504

Stock-based compensation expense	-	11,800	-	-	-	11,800

Cash dividends ($0.10 per common
share)	-	-	(400,291)	-	-	(400,291)

March 31, 2010	$-	$23,523,360	$5,294,912	$(1,692,964)	$791,902	$27,917,210

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$726,867	$774,902
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	63,489	54,374
Gain on sale of securities	-	(49,363)
Provision for loan losses	120,000	51,000
Stock-based compensation expense	11,800	11,800
Net amortization of unearned
discounts and premiums on investments	13,093	6,360
Origination of mortgage loans held for sale	(14,048,052)	(25,502,871)
Proceeds from sale of mortgage loans held for sale	14,685,806	24,254,911
Decrease (increase) in accrued interest receivable
and other assets	106,699	(63,097)
Increase in accrued interest payable
and other liabilities	336,952	400,011

Net cash provided (used) by operating activities	2,016,654	(61,973)

Cash flows from investing activities:
Purchase of investment securities available for sale	-	(3,739,075)
Maturities and calls of investment securities available for sale	-	830,000
Net increase (decrease) in loans	2,416,933	(10,732,685)
Purchase of premises and equipment	(10,953)	(40,187)
Proceeds from sale of available for sale securities	-	3,036,000
Proceeds from the sale of other real estate owned	65,000	-

Net cash provided (used) by investing activities	2,470,980	(10,645,947)

Cash flows from financing activities:
Net increase in deposit accounts	4,083,694	1,441,979
Net (decrease) increase in short-term borrowings	(214,486)	1,402,979
Dividends paid	-	(636,256)
Stock options exercised	-	892
Net cash provided by financing activities	3,869,208	2,209,594

Net increase (decrease) in cash and cash equivalents	8,356,842	(8,498,326)
Cash and cash equivalents, beginning of period	9,582,502	20,212,538

Cash and cash equivalents, end of period	$17,939,344	$11,714,212

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$273,555	$368,909
Income taxes	$52,146	$18,112

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$400,291	$16
Transfer of loans to other real estate owned	$65,000	$-
Change in unrealized gains (losses) on available for sale
securities	$11,637	$(98,189)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 1:  Basis of Presentation
The Bank of South Carolina (the “Bank”) began operations on February 26, 1987 as a state chartered bank and later became a subsidiary of Bank of South Carolina Corporation (the “Company”),  a South Carolina corporation, in a reorganization effective on April 17, 1995.  The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited, except for the December 31, 2009 consolidated balance sheet.  All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company.  The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results which may be expected for the entire year.

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

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued.

NOTE 2:  Investment Securities
The Company classifies investments into three categories as follows:  (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis.  All securities were classified as available for sale for the three months ended March 31, 2010 and 2009.  The Company does not have any mortgage- backed securities nor has it ever invested in mortgage-backed securities.

NOTE 3: Stock Based Compensation
The Company has an Incentive Stock Option Plan which was approved in 1998, and expired on April 14, 2009.  This plan is intended to assist the Company in recruiting and retaining employees with ability and initiative, by enabling employees to participate in its future success and to associate their interest with those of the Company and its shareholders.  Under the 1998 Incentive Stock Option Plan, options are periodically granted to employees at a price not less than 100% of the fair market value of the shares at the date of the grant. All employees are eligible to participate in this plan if the Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to the profits or growth of the Company or its subsidiary.  Options may be exercised in whole at any time or in part from time to time at such times and in compliance with such requirements as the Committee shall determine. The maximum period in which an Option may be exercised is determined at the date of grant and shall not exceed 10 years from the date of grant.

The options are not transferable except by will or by the laws of descent and distribution. No options may be granted under this Plan after April 14, 2008.  Options granted before that date shall remain valid in accordance with their terms.

The following is a summary of the activity under the Incentive Stock Options Plan for the three months ending March 31, 2010 and March 31, 2009.

Three Months Ended March 31, 2010	Options	Weighted Average Exercise Price

Balance at January 1, 2010	79,087	$11.67
Granted	-	-
Exercised	-	-
Exercised	-	-
Balance at March 31, 2010	79,087	$11.67

Options exercisable at March 31, 2010	11,139	$8.92
	3,286	$9.39

Three Months Ended March 31, 2009	Options	Weighted Average Exercise Price

Balance at January 1, 2009	105,398	$10.99
Exercised	(100)	8.92
Balance at March 31, 2009	105,298	$10.99

Options exercisable at March 31, 2009	9,305	$8.92
	827	$9.39

The shareholders of the Company voted at the Company’s Annual Meeting, April 13, 2010 to approve the 2010 Omnibus Stock Incentive Plan; including 300,000 shares reserved under the plan (copy of the plan was filed with 2010 Proxy Statement). As of the date the financial statements were available to be issued, no options have been granted under this plan.

NOTE 4:  Shareholders' Equity
A regular quarterly cash dividend of $.10 per share was declared on March 25, 2010 for shareholders of record at April 9, 2010, payable April 30, 2010. Income per common share for the three months ended March 31, 2010 and for the three months ended March 31, 2009 was calculated as follows:

	FOR THE THREE MONTHS ENDED MARCH 31, 2010
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$726,867

Basic income available to common shareholders	$726,867	4,002,910	$.18

Effect of dilutive options		-

Diluted income available to common shareholders	$726,867	4,002,910	$.18

	FOR THE THREE MONTHS ENDED MARCH 31, 2009
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT
Net income	$774,902

Basic income available to common shareholders	$774,902	3,976,623	$.19

Effect of dilutive options		-

Diluted income available to common shareholders	$774,902	3,976,623	$.19

The future payment of cash dividends is subject to the discretion of the Board of Directors and depends upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions.  Cash dividends when declared, are paid by the Bank to the Company for distribution to shareholders of the Company.  Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company.

NOTE 5: Comprehensive Income
The Company applies accounting standards which establish guidance for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  Comprehensive income consists of net income and net unrealized gains or losses on securities and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Comprehensive income totaled $738,504 at March 31, 2010 and $676,713 at March 31, 2009.

NOTE 6: Fair Value Measurements
Effective January 1, 2009, the Company adopted accounting standards which provide a framework for measuring and disclosing fair value under generally accepted accounting principles. The guidance requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2010 and March 31, 2009, the Company’s investment portfolio was comprised of a US Treasury Note, Government Sponsored Enterprises and Municipal Securities. The portfolio did not contain any mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

Mortgage Loans Held for Sale

The Company originates fixed and variable rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with other investors, are carried in the Company’s loans held for sale portfolio.  These loans are fixed rate residential loans that have been originated in the Company’s name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers.  Therefore, these loans present very little market risk for the Company.  The Company usually delivers to, and receives funding from, the investor within 30 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts" basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination.  These loans are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010 and March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 are as follows:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2010
US Treasury Note	$3,095,625	$-	$-	$3,095,625
Government Sponsored Enterprises	$-	$12,416,260	$-	$12,416,260
Municipal Securities	$-	$21,355,837	$-	$21,355,837
Mortgage loans held for sale	$-	$2,795,706	$-	$2,795,706
Total	$3,095,625	$36,567,803	$-	$39,663,428

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
US Treasury Note	$3,118,594	$-	$-	$3,118,594
Government Sponsored Enterprises	$-	$12,541,819	$-	$12,541,819
Municipal Securities	$-	$21,201,932	$-	$21,201,932
Mortgage loans held for sale	-	3,433,460	-	$3,433,460
Total	$3,118,594	$37,177,211	$-	$40,295,805

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans was $2,721,896 at March 31, 2010, and $2,502,002 at December 31, 2009.

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

c. Loans
The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value.  The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans by the Company at March 31, 2010 and December 31, 2009, approximate market.

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

e. Short-term borrowings
The carrying amount approximates fair value due to the short-term nature of these instruments.

The estimated fair values of the Company's financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
	Carrying Amount	Estimated Fair Value

Cash and due from banks	$5,830,503	$5,830,503
Interest bearing deposits in other banks	8,280	8,280
Federal funds sold	12,100,561	12,100,561
Investment securities available for sale	36,867,722	36,867,722
Loans (1)	214,126,513	216,829,485
Deposits	233,921,374	234,220,446
Short-term borrowings	7,792,267	7,792,267

	December 31, 2009
	Carrying Amount	Estimated Fair Value

Cash and due from banks	$5,794,540	$5,794,540
Interest bearing deposits in other banks	8,269	8,269
Federal funds sold	3,779,693	3,779,693
Investments available for sale	36,862,345	36,862,345
Loans (1)	217,315,936	222,968,621
Deposits	229,837,680	230,081,062
Short-term borrowings	8,006,753	8,006,753

(1)	Includes mortgage loans to be sold

NOTE 7: Recently Issued Accounting Pronouncements
The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 7: Subsequent Events
On April 1, 2010, the Company sold two loans with a total value of $2,220,833 to Savannah Bank.  In addition two loans were sold on April 2, 2010 with a total value of $1,164,966 and four loans with a total value of $1,859,069 were sold on April 5, 2010, also to Savannah Bank.  The Company may buy back these loans at any time.

On April 8, 2010 the Company paid off the $7,500,000 Federal Reserve Bank’s Term Auction Facility loan.

On April 13, 2010, the Annual Meeting of Shareholders, the Shareholders approved the 2010 Omnibus Stock Incentive Plan, including 300,000 shares to be reserved under the plan.  No shares have been granted under this plan as of the date the financial statements were available to be issued.

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

Overview
Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $270.9 million in assets as of March 31, 2010 and net income of $726,867 for the three months ended March 31, 2010.  The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester and Berkeley, counties of South Carolina.  The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of the Company’s financial condition as of March 31, 2010 as compared to December 31, 2009 and the results of operations for the three months ended March 31, 2010 as compared to March 31, 2009.  The discussion and analysis identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

The Company derives most of its income from interest on loans and investments (interest bearing assets).  The primary source of funding for making these loans and investments is the Company’s deposits, on which the Company pays interest. Consequently, one of the key measures of the Company’s success is the amount of net interest income, or the difference between the income on its interest earning assets, such as loans and investments, and the expense on its interest bearing liabilities, such as deposits.  Another key measure is the spread between the yield the Company earns on these interest bearing assets and the rate the Company pays on its interest-bearing liabilities.

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

The Company’s results of operations depend not only on the level of its net interest income from loans and investments, but also on its non-interest income and its operating expenses.  Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread.  The Company’s net interest spread for the three months ended March 31, 2010 was 4.18%, compared to 4.00% for the three months ended March 31, 2009.

Non-interest income includes fees and other expenses charged to customers.  A more detailed discussion of interest income, non-interest income and operating expenses follows.

For three months ended March 31, 2010, the Bank has paid $425,000 to the Company for dividend payments.

CRITICAL ACCOUNTING POLICIES
The Company has adopted various accounting policies that govern the application principles generally accepted in the United States and with general practices within the banking industry in the preparation of its financial statements.  The Company’s significant accounting policies are described in the footnotes to its unaudited consolidated financial statements as of March 31, 2010 and its notes included in the consolidated financial statements in its 2009 Annual Report on Form 10-K as filed with the SEC.

Certain accounting policies involve significant judgments and assumptions by the Company that have a material impact on the carrying value of certain assets and liabilities.  The Company considers these accounting policies to be critical accounting policies.  The judgment and assumptions the Company uses are based on historical experience and other factors, which the Company believes to be reasonable under the circumstances.  Because of the number of the judgments and assumptions the Company makes, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of its assets and liabilities and its results of operations.

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

BALANCE SHEET

LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets.  At March 31, 2010 outstanding loans (less deferred loan fees of $856) totaled $211,330,807 which equaled 90.34% of total deposits and 78.02% of total assets.  The major components of the loan portfolio were commercial loans and commercial real estate loans totaling 22.58% and 52.53%, respectively of total loans.  Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina.  The breakdown of total loans by type and the respective percentage of total loans are as follows:

	March 31,		December 31,
	2010	2009	2009
Commercial loans	$47,710,071	$46,327,903	$46,086,649
Commercial real estate	111,002,283	99,577,141	117,044,598
Residential mortgage	18,986,636	16,749,503	18,682,428
Consumer loans	5,159,686	5,128,056	5,534,351
Personal banklines	28,225,043	22,835,818	26,269,420
Other	247,944	209,245	277,899

Total	211,331,663	190,827,666	213,895,345
Deferred loan fees (net)	(856)	(56,122)	(12,869)
Allowance for loan losses	(3,077,261)	(1,446,744)	(3,026,997)

Loans, net	$208,253,546	$189,324,800	$210,855,479

Percentage of Loans	March 31,		December 31,
	2010	2009	2009
Commercial loans	22.58%	24.28%	21.55%
Commercial real estate	52.53%	52.18%	54.72%
Residential mortgage	8.98%	8.78%	8.73%
Consumer loans	2.44%	2.69%	2.59%
Personal banklines	13.36%	11.96%	12.28%
Other	.11%	.11%	0.13%

Total	100.00%	100.00%	100.00%

Total loans, not including deferred loan fees, increased $20,503,997 or 10.74% to $211,331,663 at March 31, 2010 from $190,827,666 at March 31, 2009 and decreased $2,563,682 or 1.20% from $213,895,345 at December 31, 2009. The increase from March 31, 2009 to March 31, 2010 can be attributed to the stability of the Company, strong business development efforts, the hiring of two additional loan officers and the slow down of lending by competitors in the Company’s market.  The decrease from December 31, 2009 to March 31, 2010 can be attributed to loan payoffs and a decrease in new loans.

Commercial real estate loans increased $11,425,142 or 11.47%, residential mortgages increased $2,237,133 or 13.36% and personal banklines increased 23.60% or $5,389,225 from March 31, 2010 to March 31, 2009.  Commercial loans increased $1,623,422 or 3.52%, personal banklines increased $1,955,623 or 7.44%, with commercial real estate loans decreasing $6,042,315 or 5.16%, consumer loans decreased $374,665 or 6.77% and other loans decreased $29,955 or 10.78% from December 31, 2009.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes.  It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds.  Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio.  The average yield on investments at March 31, 2010 was 4.15% compared to 4.25% at March 31, 2009.  The carrying values of the investments available for sale at March 31, 2010 and 2009 and percentage of each category to total investments are as follows:

INVESTMENT PORTFOLIO

	March 31, 2010	March 31, 2009
US Treasury Notes	$2,985,566	$2,968,293
Government-Sponsored Enterprises	12,024,597	18,034,000
Municipal Securities	20,600,573	15,386,517
	$35,610,736	$36,388,810

US Treasury Notes	8.38%	8.16%
Government-Sponsored Enterprises	33.77%	49.56%
Municipal Securities	57.85%	42.28%
	100.00%	100.00%

All securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at March 31, 2010 and March 31, 2009.  The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	March 31, 2010
	amortized cost	gross unrealized gains	gross unrealized losses	estimated fair value

U.S. Treasury Notes	$2,985,566	$110,059	$-	$3,095,625
Government-Sponsored Enterprises	12,024,597	391,663	-	12,416,260
Municipal Securities	20,600,573	794,088	38,824	21,355,837

Total	$35,610,736	$1,295,810	$38,824	$36,867,722

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2010, by contractual maturity are as follows:

	amortized cost	estimated fair value

Due in one year or less	$12,549,888	$12,939,465
Due in one year to five years	6,149,720	6,445,832
Due in five years to ten years	9,617,355	10,014,136
Due in ten years and over	7,293,773	7,468,289

Total	$35,610,736	$36,867,722

March 31, 2010
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$-	$-	$-	$-	$-	$-
Government-Sponsored Enterprises	-	-	-	-	-	-
Municipal Securities	1,493,777	38,824	-	-	1,493,777	38,824

	$1,493,777	$38,824	$-	$-	$1,493,777	$38,824

December 31, 2009
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$-	$-	$-	$-	$-	$-
Government-Sponsored Enterprises	-	-	-	-	-	-
Municipal Securities	2,330,893	89,287	-	-	2,330,893	89,287

	$2,330,893	$89,287	$-	$-	$2,330,893	$89,287

At March 31, 2010, there were two Municipal Securities with an unrealized loss of $38,824 as compared to four Municipal Securities with an unrealized loss of $89,287, at December 31, 2009.  These investments are not considered other-than-temporarily impaired.  The Company has the ability and the intent to hold these investments until a market price recovery or maturity.  The unrealized losses on these investments were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 69.83% of average earning assets for the three months ended March 31, 2010, and 70.12% for the three months ended March 31, 2009. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	March 31,		December 31,
	2010	2009	2009
Non-interest bearing demand	$48,062,604	$46,954,893	$48,394,049
Interest bearing demand	$52,090,918	$47,109,515	$49,257,712
Money market accounts	$66,725,130	$57,017,340	$63,965,862
Certificates of deposit $100,000 and over	$38,877,199	$40,956,683	$41,929,687
Other time deposits	$16,714,610	$15,533,425	$16,943,042
Other savings deposits	$11,450,913	$8,656,638	$9,347,328

Total Deposits	$233,921,374	$216,228,494	$229,837,680

Percentage of Deposits	March 31,		December 31,
	2010	2009	2009
Non-interest bearing demand	20.55%	21.72%	19.30%
Interest bearing demand	22.27%	21.79%	21.91%
Money Market accounts	28.52%	26.37%	28.45%
Certificates of deposit $100,000 and over	16.62%	18.94%	18.65%
Other time deposits	7.15%	7.18%	7.54%
Other savings deposits	4.89%	4.00%	4.15%

Total Deposits	100.00%	100.00%	100.00%

Total deposits increased $17,692,880 or 8.18% to $233,921,374 at March 31, 2010 from $216,228,494 at March 31, 2009 and increased $4,083,694 or 1.78% from $229,837,680 at December 31, 2009.  Total interest bearing demand accounts, money market accounts and other savings accounts increased 10.57%, 17.03% and 32.28%, respectively, from March 31, 2009 to March 31, 2010.  For the three months ended March 31, 2010 when compared to December 31, 2009, interest bearing demand deposit, money market accounts and other savings account increased 5.75, 4.31 and 22.50%, respectively.

SHORT-TERM BORROWINGS
The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $1,000,000 at March 31, 2010 and 2009 under the arrangement at an interest rate set by the Federal Reserve.  The note is secured by Government Sponsored Enterprise Securities with a market value of $1,105,137 at March 31, 2010 and $1,130,065 at March 31, 2009. The amount outstanding under the note totaled $292,267 and $402,979 at March 31, 2010 and 2009, respectively.  At March 31, 2010, the Company had no outstanding federal funds purchased and has the option to borrow up to $22,000,000 on short term lines of credit. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window.  The Company established this arrangement as a secondary source of liquidity. In addition, on March 11, 2010 the Company borrowed $7,500,000 from the Federal Reserve Bank’s Term Auction Facility (TAF) at a rate of .50% for a term of 28 days (paid off on April 8, 2010). The Board of Governor’s of the Federal Reserve System established this program to allow depository institutions to place a bid for an advance from its local Federal Reserve Bank at a fixed interest rate determined via centralized single-price auction.  The collateral pledged to secure advances from the Federal Reserve Discount Window, serves as collateral.

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009
Net income decreased $48,035 or 6.20% to $726,867, or basic and diluted earnings per share of $.18 and $.18, respectively, for the three months ended March 31, 2010, from $774,902, or basic and diluted earnings per share of $.19 and $.19, respectively, for the three months ended March 31, 2009. During the three months ended March 31, 2010 the Company increased its Allowance for Loan Losses by $120,000 as compared to $51,000 for the three months ended March 31, 2009. The increase in the Allowance for Loan Losses was based on management’s evaluation of the adequacy of the Allowance at March 31, 2010, as discussed in the Allowance for Loan Loss section.

Net Interest Income
Net interest income, the major component of the Company’s net income, increased $294,717 or 12.02% to $2,746,650 for the three months ended March 31, 2010, from $2,451,933 for the three months ended March 31, 2009.  Total interest and fee income increased $256,783 or 9.23% for the three months ended March 31, 2010, to $3,039,454 from $2,782,671 for the three months ended March 31, 2009.  This increase was primarily due to an increase in average loans of $26,228,327 or 13.73% from March 31, 2009 to March 31, 2010.  Interest and dividends on investment securities decreased $25,846 or 6.58% to $366,947 for the three months ended March 31, 2010 from $392,793 for the three months ended March 31, 2009.  This decrease was due to a decrease in par value of $850,000 in investments securities available for sale from $36,060,000 at March 31, 2009 to $35,210,000 at March 31, 2010.

Average interest earning assets increased from $234.7 million for the three months ended March 31, 2009, to $256.4 million for the three months ended March 31, 2010.  The yield on interest earning assets remained at 4.81% between periods. This resulted from an  the offsetting effects of increase in average loans of $26,228,327 and a decrease in average investment securities and average federal funds sold of $1,198,709 and $3,306,489, respectively.

Total interest expense decreased $37,934 or 11.47% to $292,804 for the three months ended March 31, 2010, from $330,738 for the three months ended March 31, 2009.  The decrease in interest expense is primarily due to a decrease in average cost of deposits.  Interest on deposits for the three months ended March 31, 2010, was $285,439 compared to $327,944 for the three months ended March 31, 2009, a decrease of $42,505 or 12.96%.  Total interest bearing deposits averaged approximately $179.1 million for the three months ended March 31, 2010, as compared to $164.6 million for the three months ended March 31, 2009. The average cost of interest bearing deposits was .65% and ..81% for the three months ended March 31, 2010 and 2009, respectively, a decrease of 16 basis points. Short term borrowings for the three months ended March 31, 2010 averaged approximately $9.6 million as compared to $2.0 for the three months ended March 31, 2009.

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

A general reserve analysis is performed on individually reviewed loans, but not impaired loans, and excluded individually reviewed impaired loans, based on FASB ASC 450-20. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group.  The company shortened its historical loss percentage for this component from five years to three years.  The change resulted in an increase in the historical loss percentage from .041% to .163%.  This increase was reasonable given the Company’s historical lack of losses and, more importantly, represents the current lending environment.

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

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans and overmargined real estate lending. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Although the aggregate total of classified loans has increased, management is confident in the adequacy of the sources of repayment.  Sizable unsecured principal balances on a non-amortizing basis are monitored.  Within the portfolio risk factor the Company elected to increase the risk percentage for “trends in volume and term of loan” as a result of the increased volume in its loan portfolio.  Loans have increased 10.78% or approximately $20,559,263 from March 31, 2009 to March 31, 2010. In addition the Company elected to increase the risk percentage for “over margined real estate lending risk”.  Although the vast majority of the Company’s real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to the Company’s ability to realize on the collateral. Given the contraction in real estate values, the Company closely monitors its loan to value.  The Company recently amended its Loan Policy to allow for a maximum 80% collateral advance percentage on real estate transactions.

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

Although significantly under the threshold of 100% of capital (currently approximately $28 million), the Company’s list and number of over margined real estate loans currently totals approximately $14.9 million or approximately 6.95% of its loan portfolio.

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

There has been an influx of new banks over the last several years within the Company’s geographic area.  This increase has decreased the local industry’s overall margins as a result of pricing competition.  Management believes that the borrowing base of the Bank is well established and therefore unsound price competition is not necessary.

The risks associated with the effects of changes in credit concentration include loan concentration, geographic concentration and regulatory concentration.

As of March 31, 2010, there were only three Standard Industrial Code groups that comprised more than three percent of the Bank’s total outstanding loans.  The three groups are activities related to real estate, offices and clinics of doctors, and real estate agents and managers.

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

The aforementioned changes to the Company’s Allowance for Loan Loss methodology were not made as a result of dramatic or patterned history of loan losses, increases in past due loans, or non-performing assets, but rather because of specific changes in the Company’s lending environment.  These changes have precipitated the need for additional reserves in a period of time when the Company’s loan portfolio has grown significantly.  Based on the evaluation described above, the Company recorded a provision for loan losses during the three months ended March 31, 2010 of $120,000, compared to a provision of $51,000 for the three months ended March 31, 2009.  At March 31, 2010 the three year average loss ratios were: .522% Commercial, .540% Consumer, .010% 1-4 Residential, .000% Real Estate Construction and .040% Real Estate Mortgage.  The historical loss ratio used at March 31, 2010 was ..163% (three year historical loss ratio) compared to .041% (five year historical loss ratio) at March 31, 2009.

During the quarter ended March 31, 2010, there were charge-offs of $71,356 and recoveries of $1,621 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $3,077,261 or 1.46% of total loans, compared to charge-offs of $36,291 and recoveries of $2,200 resulting in an allowance loan losses of $1,446,744 or .76% of total loans at March 31, 2009.

The Bank had impaired loans totaling $2,721,896 as of March 31, 2010, compared to $1,871,390 as of March 31, 2009.  The impaired loans at March 31, 2010 include six non-accrual loans with a combined balance of $1,100,852. Impaired loans at March 31, 2009 included three non-accrual loans with a combined balance of $170,735. Included in the impaired loans is one credit totaling $1,211,166 which is secured by accounts receivable, inventory and furniture, fixtures and equipment. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest.  The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate.  If non-accrual loans decrease their past due status to less than 30 days for a period of three months, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest as of March 31, 2010 and one loan over 90 days past due still accruing interest as of March 31, 2009.

Net charge-offs for the three months ended March 31, 2010 were $69,735 compared to net charge-offs of $34,091 for the three months ended March 31, 2009. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company had $694,943 unallocated reserves at March 31, 2010 related to other inherent risk in the portfolio compared to unallocated reserves of $168,937 at March 31, 2009. Management believes the allowance for loan losses at March 31, 2010, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.  Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required.  No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.  During the three months ended March 31, 2010, no entry was made to the allowance for unfunded loans and commitments leaving a balance of $20,825.

Other Income
Other income for the three months ended March 31, 2010, decreased $170,549 or 28.84% to $420,753 from $591,302 for the three months ended March 31, 2009.  This decrease is primarily due to a decrease in mortgage banking income of $105,803 or 38.80% to $166,878 for the three months ended March 31, 2010 as compared to $272,681 for the three months ended March 31, 2009. Mortgage origination fees, discount fees and service release premiums decreased 57.59%, 28.27% and 35.35%, respectively. The continuation of problems in the traditional mortgage market coupled with stricter underwriting guidelines contributed to the decreases in the above fees through a reduction in volume.  Service charges, fees and commissions also decreased 6.11% to $248,281 from $264,445 for the three months ended March 31, 2010 and 2009, respectively. Activity service charges on business accounts decreased 15.63%, and overdraft charges decreased 22.62%, as a result of higher average balances maintained. The Company realized a gain of $49,363 on the sale of an investment security during the three months ended March 31, 2009 with no gain or loss realized during the three months ended March 31, 2010.

Other Expense
Bank overhead increased $202,710 or 11.37% to $1,985,666 for the three months ended March 31, 2010, from $1,782,956 for the three months ended March 31, 2009.  Salaries and employee benefits increased $149,083 or 14.65% to $1,166,856 for the three months ended March 31, 2010, from $1,017,773 for the three months ended March 31, 2009. Salaries and wages increased $91,631 due to the hiring of two new loan officers and annual merit increases.  In addition the Board of Directors increased the monthly contribution to the ESOP from $10,000 in 2009 to $20,000 in 2010.  Other operating expenses increased $75,406 or 17.42% to $508,224 for the three months ended March 31, 2010, from $432,818 for the three months ended March 31, 2009.  Fees paid to the FDIC increased 118.40% to $78,650 for the three months ended March 31, 2010, from $36,012 for the three months ended March 31, 2009.

Income Tax Expense
For the three months ended March 31, 2010, the Company’s effective tax rate was 31.54% compared to 35.92% during the three months ended March 31, 2009.

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

The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below.  The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet.  The balance of the reserve was $20,825 at March 31, 2010 and 2009. The Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $41,352,245 and $48,385,198 at March 31, 2010 and 2009, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2010 and 2009, was $521,610 and $531,135, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale.  The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at March 31, 2010. The Company has forward sales commitments, totaling $2.8 million at March 31, 2010, to sell loans held for sale of $2.8 million. The fair value of these commitments was not significant at March 31, 2010.  The Company has no embedded derivative instruments requiring separate accounting treatment.

Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale.  The Company’s primary liquid assets accounted for 21.25% and 25.03% of total assets at March 31, 2010 and 2009, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers.  Investment securities are an important tool in the Company's liquidity management.  Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At March 31, 2010, the Bank had short-term lines of credit totaling approximately $22,000,000 (which are withdrawable at the lender's option), with no outstanding balance at March 31, 2010.  Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale.  In order to establish a secondary source of liquidity, the Company has established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window.  As of March 31, 2010 the Company could borrow up to $62,270.192.   In addition, on March 11, 2010 the Company borrowed $7,500,000 from the Federal Reserve Bank’s Term Auction Facility (TAF) at a rate of .50% for a term of 28 days (paid off on April 8, 2010). The Board of Governor’s of the Federal Reserve System established this program to allow depository institutions to place a bid for an advance from its local Federal Reserve Bank at a fixed interest rate determined via centralized single-price auction.  The collateral pledged to secure advances from the Federal Reserve Discount Window serves as collateral.

The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000 and other large deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At March 31, 2010 and 2009, the Bank's liquidity ratio was 10.68% and 13.99%, respectively.

Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders' equity at March 31, 2010 of $27,917,210.  The rate of asset growth since the Bank's inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk.  The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks.  The risk based capital ratio at March 31, 2010, for the Bank is 12.76% and at March 31, 2009 was 12.61%.  The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of March 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At March 31, 2010 and 2009, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4 AND ITEM 4T
CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Chief Financial Officer/ Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Chief Financial Officer Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective.  During the period ending March 31, 2010, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

The Company established a Disclosure Committee on December 20, 2002. The committee is made up of the President and Chief Executive Officer, Chief Financial Officer Executive Vice President and Treasurer, Executive Vice President, Vice President (Audit Compliance Officer), Vice President (Accounting) and Assistant Vice President (Credit Department). This Committee meets quarterly to review the 10Q and or the 10K, to assure that the financial statements, Securities and Exchange Commission filings and all public releases are free of any material misstatements and correctly reflect the financial position, results of operations and cash flows of the Company.  This Committee also assures that the Company is in compliance with the Sarbanes-Oxley Act.

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

Item 1A. Risk Factors
Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4. Removed and Reserved

Item 5.  Other Information
None.

Item 6.  Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.

		Page

(1)	Consolidated Balance Sheets	3
(2)	Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009	4
(3)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income	5
(4)	Consolidated Statements of Cash Flows	6
(5)	Notes to Consolidated Financial Statements	7-15

2.	Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
4.0	2009 Proxy Statement (Filed with 2009 10-K)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	1998 Incentive Stock Option Plan (Filed with 2008 10K/A)
10.5	Employee Stock Ownership Plan (Filed with 2008 10K/A)
10.6	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
14.0	Code of Ethics (Filed with 2004 10KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’ only subsidiary is The Bank of South Carolina (Filed with 1995 10KSB)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
31.2	Certification pursuant to Section 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

May 12, 2010
	BY:	/s/Hugh C. Lane, Jr.
Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer
Executive Vice President & Treasurer