Form 10-Q
period 2010-06-30
BANK OF SOUTH CAROLINA CORP
filed 2010-08-13
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2010

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

As of August 11, 2010 there were 4,022,216 Common Shares outstanding.

Table of Contents
BANK OF SOUTH CAROLINA CORPORATION

Report on Form 10-Q
for quarter ended
June 30, 2010

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2010	December 31, 2009

Assets:
Cash and due from banks	$6,487,837	$5,794,540
Interest bearing deposits in other banks	8,290	8,269
Federal funds sold	6,862,786	3,779,693
Investment securities available for sale	38,485,745	36,862,345
Mortgage loans to be sold	4,009,144	3,433,460
Loans	204,508,504	213,882,476
Allowance for loan losses	(3,116,222)	(3,026,997)
Net loans	201,392,282	210,855,479
Premises and equipment, net	2,452,659	2,516,189
Other real estate owned	118,340	-
Accrued interest receivable	1,088,484	1,152,240
Other assets	1,721,461	1,512,543
Total assets	$262,627,028	$265,914,758

Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing demand	$51,677,241	$48,394,049
Interest bearing demand	55,596,544	49,257,712
Money market accounts	62,519,261	63,965,862
Certificates of deposit $100,000 and over	34,166,944	41,929,687
Other time deposits	17,077,830	16,943,042
Other savings deposits	12,239,134	9,347,328
Total deposits	233,276,954	229,837,680

Short-term borrowings	285,297	8,006,753
Accrued interest payable and other liabilities	905,775	503,128
Total liabilities	234,468,026	238,347,561

Common Stock - No par value;
12,000,000 shares authorized; issued 4,218,801 shares at June 30, 2010 and 4,202,411 at December 31, 2009; outstanding 4,019,300 shares at June 30, 2010 and 4, 002,910 shares at December 31, 2009	-	-
Additional paid in capital	23,681,642	23,511,560
Retained earnings	5,621,825	4,968,336
Treasury stock – 199,501 shares at June 30, 2010 and December 31, 2009	(1,692,964)	(1,692,964)
Accumulated other comprehensive income, net of income taxes	548,499	780,265

Total shareholders' equity	28,159,002	27,567,197

Total liabilities and shareholders' equity	$262,627,028	$265,914,758

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2010	2009
Interest and fee income
Interest and fees on loans	$2,571,561	$2,467,949
Interest and dividends on investment securities	380,417	375,971
Other interest income	2,859	2,668
Total interest and fee income	2,954,837	2,846,588

Interest expense
Interest on deposits	271,601	339,089
Interest on short-term borrowings	1,245	1,560
Total interest expense	272,846	340,649

Net interest income	2,681,991	2,505,939
Provision for loan losses	110,000	113,000
Net interest income after provision for loan losses	2,571,991	2,392,939

Other income
Service charges, fees and commissions	263,338	269,229
Mortgage banking income	203,703	308,783
Gain on sale of securities	-	72,952
Other non-interest income	6,546	5,698
Total other income	473,587	656,662

Other expense
Salaries and employee benefits	1,131,524	1,067,292
Net occupancy expense	334,331	327,285
Other operating expenses	524,702	602,335
Total other expense	1,990,557	1,996,912

Income before income tax expense	1,055,021	1,052,689
Income tax expense	326,179	365,228
Net income	$728,842	$687,461

Basic earnings per share	$0.18	$0.17
Diluted earnings per share	$0.18	$0.17

Weighted average shares outstanding
Basic	4,007,307	3,984,053
Diluted	4,007,307	3,984,053

Cash Dividend Per Share	$0.10	$0.16

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
Interest and fee income
Interest and fees on loans	$5,243,002	$4,854,282
Interest and dividends on investment securities	747,364	768,765
Other interest income	3,925	6,213
Total interest and fee income	5,994,291	5,629,260

Interest expense
Interest on deposits	557,039	667,033
Interest on short-term borrowings	8,610	4,354
Total interest expense	565,649	671,387

Net interest income	5,428,642	4,957,873
Provision for loan losses	230,000	164,000
Net interest income after provision for loan losses	5,198,642	4,793,873

Other income
Service charges, fees and commissions	511,619	533,674
Mortgage banking income	370,580	581,464
Gain on sale of securities	-	122,315
Other non-interest income	12,139	10,511
Total other income	894,338	1,247,964

Other expense
Salaries and employee benefits	2,298,380	2,085,065
Net occupancy expense	644,917	659,650
Other operating expenses	1,032,925	1,035,154
Total other expense	3,976,222	3,779,869

Income before income tax expense	2,116,758	2,261,968
Income tax expense	661,049	799,605
Net income	$1,455,709	$1,462,363

Basic earnings per share	$0.36	$0.37
Diluted earnings per share	$0.36	$0.37

Weighted average shares outstanding
Basic	4,005,121	3,980,359
Diluted	4,005,121	3,980,359

Cash Dividend Per Share	$0.20	$0.32

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR SIX MONTHS JUNE 30, 2009 AND 2010

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total

December 31, 2008	$-	$23,229,045	$4,375,166	$(1,692,964)	$896,817	$26,808,064

Comprehensive income:

Net income	-	-	1,462,363	-	-	1,462,363

Net unrealized loss on securities (net of tax effect of $112,064)	-	-	-	-	(190,812)	(190,812)

Reclassification adjustment for gains included in net income (net of tax effect $45,256)	-	-	-	-	(77,059)	(77,059)

Comprehensive income	-	-	-	-	-	1,194,492

Exercise of stock options	-	229,623	-	-	-	229,623

Stock-based compensation expense	-	26,536	-	-	-	26,536

Cash dividends ($0.32 per common share)	-	-	(1,276,635)	-	-	(1,276,635)

June 30, 2009	$-	$23,485,204	$4,560,894	$(1,692,964)	$628,946	$26,982,080

December 31, 2009	$-	$23,511,560	$4,968,336	$(1,692,964)	$780,265	$27,567,197

Comprehensive income:

Net income	-	-	1,455,709	-	-	1,455,709

Net unrealized loss on securities (net of tax effect of $136,116)	-	-	-	-	(231,766)	(231,766)

Total comprehensive income	-	-	-	-	-	1,223,943

Exercise of stock options	-	146,482	-	-	-	146,482

Stock-based compensation expense	-	23,600	-	-	-	23,600

Cash dividends ($0.20 per common share)	-	-	(802,220)	-	-	(802,220)

June 30, 2010	$-	$23,681,642	$5,621,825	$(1,692,964)	$548,499	$28,159,002

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$1,455,709	$1,462,363
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	127,331	107,458
Gain on sale of securities	-	(122,315)
Provision for loan losses	230,000	164,000
Stock-based compensation expense	23,600	26,536
Net amortization of unearned discounts and premiums on investments	19,423	19,414
Origination of mortgage loans held for sale	(29,941,324)	(63,569,458)
Proceeds from sale of mortgage loans held for sale	29,365,640	61,685,160
Increase in accrued interest receivable and other assets	(173,125)	(195,204)
Increase in accrued interest payable and other liabilities	717	150,288

Net cash provided (used) by operating activities	1,107,971	(271,758)

Cash flows from investing activities:
Purchase of investment securities available for sale	(2,430,705)	(7,324,106)
Maturities and calls of investment securities available for sale	420,000	1,836,600
Net (increase) decrease in loans	9,315,237	(19,815,848)
Purchase of premises and equipment	(63,801)	(50,737)
Proceeds from sale of available for sale securities	-	6,108,000
Purchase of other real estate owned	(101,300)	-
Proceeds from the sale of other real estate owned	65,000	-

Net cash provided (used) by investing activities	7,204,431	(19,246,091)

Cash flows from financing activities:
Net increase in deposit accounts	3,439,274	6,847,105
Net (decrease) increase in short-term borrowings	(7,721,456)	6,964,018
Dividends paid	(400,291)	(1,272,527)
Stock options exercised	146,482	229,623
Net cash (used) provided by financing activities	(4,535,991)	12,768,219

Net increase (decrease) in cash and cash equivalents	3,776,411	(6,749,630)
Cash and cash equivalents, beginning of period	9,582,502	20,212,538

Cash and cash equivalents, end of period	$13,358,913	$13,462,908

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$546,441	$727,967
Income taxes	$725,404	$773,348

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$400,291	$4,108
Transfer of loans to other real estate owned	$183,340	$-
Change in unrealized losses on available for sale securities	$(231,766)	$(190,812)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

NOTE 1:  Basis of Presentation
The Bank of South Carolina (the “Bank”) began operations on February 26, 1987 as a state chartered bank and later became a subsidiary of Bank of South Carolina Corporation (the “Company”),  a South Carolina corporation, in a reorganization effective on April 17, 1995.  The Bank currently has four locations, two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited, except for the December 31, 2009 consolidated balance sheet.  All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 2:  Investment Securities
The Company classifies investments into three categories as follows:  (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis.  All securities were classified as available for sale for the three and six months ended June 30, 2010 and 2009.  The Company does not have any mortgage- backed securities nor has it ever invested in mortgage-backed securities.

NOTE 3: Stock Based Compensation
The shareholders of the Company voted at the Company’s Annual Meeting, April 13, 2010 to approve the 2010 Omnibus Stock Incentive Plan; including 300,000 shares reserved under the plan (copy of the plan was filed with 2010 Proxy Statement). This plan is intended to assist the Company in recruiting and retaining employees with ability and initiative by enabling employees to participate in its future success and to associate their interest with those of the Company and its shareholders.  Under the Omnibus Stock Incentive Plan, options are periodically granted to employees at a price not less than 100% of the fair market value of the shares at the date of the grant. All employees are eligible to participate in this plan if the Executive Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to the profits or growth of the Company or its subsidiary.  Options may be exercised in whole at any time or in part from time to time at such times and in compliance with such requirements as the Executive Committee shall determine. The maximum period in which an Option may be exercised is determined at the date of grant and shall not exceed 10 years from the date of grant.

The options are not transferable except by will or by the laws of descent and distribution. As of the date the financial statements were available to be issued, no options have been granted under this plan.

On April 14, 1998 the Company adopted the 1998 Omnibus Stock Incentive Plan which expired on April 14, 2008.  No options may be granted under this Plan after April 14, 2008.  Options granted before that date shall remain valid in accordance with their terms.

The following is a summary of the activity under the 1998 Omnibus Stock Incentive Plan for the three and six months ending June 30, 2010 and June 30, 2009.

Three Months Ended June 30, 2010	Options	Weighted Average Exercise Price

Balance at April 1, 2010	79,087	$11.67
Exercised	(15,786)	8.92
Exercised	(604)	9.39
Balance at June 30, 2010	62,697	$12.38

Six Months Ended June 30, 2010	Options	Weighted Average Exercise Price

Balance at January 1, 2010	79,087	$11.67
Exercised	(15,786)	8.92
Exercised	(604)	9.39
Balance at June 30, 2010	62,697	$12.38

Options exercisable at June 30, 2010	21,839	$8.92
	5,251	$9.39

Three Months Ended June 30, 2009	Options	Weighted Average Exercise Price

Balance at April 1, 2009	105,298	$10.99
Granted	-	-
Exercised	(24,253)	8.92
Exercised	(1,320)	9.39
Balance at June 30, 2009	109,225	$11.65

Six Months Ended June 30, 2009	Options	Weighted Average Exercise Price

Balance at January 1, 2009	105,398	$10.99
Granted	-	-
Exercised	(24,353)	8.92
Exercised	(1,320)	9.39
Balance at June 30, 2009	109,225	$11.65

Options exercisable at June 30, 2009	9,344	$8.92
	3,286	$9.39

NOTE 4:  Shareholders' Equity
A regular quarterly cash dividend of $.10 per share was declared on March 25, 2010 for shareholders of record at April 9, 2010, payable April 30, 2010. On June 24, 2010 a cash dividend of $.10 per share was declared for shareholders of record July 9, 2010, payable on July 30, 2010.  Income per common share for the three and six months ended June 30, 2010 and for the three and six months ended June 30, 2009 was calculated as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2010
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$728,842

Basic income available to common shareholders	$728,842	4,007,307	$.18

Effect of dilutive options		-

Diluted income available to common shareholders	$728,842	4,007,307	$.18

	FOR THE SIX MONTHS ENDED JUNE 30, 2010
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$1,455,709

Basic income available to common shareholders	$1,455,709	4,005,121	$.36

Effect of dilutive options		-

Diluted income available to common shareholders	$1,455,709	4,005,121	$.36

	FOR THE THREE MONTHS ENDED JUNE 30, 2009
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$687,461

Basic income available to common shareholders	$687,461	3,984,053	$.17

Effect of dilutive options		-

Diluted income available to common shareholders	$687,461	3,984,053	$.17

	FOR THE SIX MONTHS ENDED JUNE 30, 2009
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT
Net income	$1,462,363

Basic income available to common shareholders	$1,462,363	3,980,359	$.37

Effect of dilutive options		-

Diluted income available to common shareholders	$1,462,363	3,980,359	$.37

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

Comprehensive income totaled $1,223,943 at June 30, 2010 and $1,194,492 at June 30, 2009.  For the three months ended June 30, 2010 and June 30, 2009, comprehensive income totaled $485,439 and $517,779, respectively.

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2010 and June 30, 2009, the Company’s investment portfolio was comprised of a US Treasury Note, Government Sponsored Enterprises and Municipal Securities. The portfolio did not contain any mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 are as follows:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010
US Treasury Note	$3,066,562	$-	$-	$3,066,562
Government Sponsored Enterprises	$-	$12,300,133	$-	$12,300,133
Municipal Securities	$-	$23,119,050	$-	$23,119,050
Mortgage loans held for sale	$-	$4,009,144	$-	$4,009,144
Total	$3,066,562	$39,428,327	$-	$42,494,889

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
US Treasury Note	$3,118,594	$-	$-	$3,118,594
Government Sponsored Enterprises	$-	$12,541,819	$-	$12,541,819
Municipal Securities	$-	$21,201,932	$-	$21,201,932
Mortgage loans held for sale	-	3,433,460	-	$3,433,460
Total	$3,118,594	$37,177,211	$-	$40,295,805

Other Real Estate Owned (OREO)

Loans, secured by real estate, are adjusted to fair value upon transfer to other real estate owned (OREO).  Subsequently, OREO is carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraisal, the Company records the OREO as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the asset as nonrecurring Level 3.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan”.

In accordance with this standard, the fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 12 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically as an example, in situations where the collateral on a nonperforming commercial real estate loan is out of the Company’s primary market area, management would typically order an independent appraisal immediately, at the earlier of the date the loan becomes nonperforming or immediately following the determination that the loan is impaired. However, as a second example, on a nonperforming commercial real estate loan where management is familiar with the property and surrounding areas and where the original appraisal value far exceeds the recorded investment in the loan, management may perform an internal analysis whereby the previous appraisal value would be reviewed and adjusted for recent conditions including recent sales of similar properties in the area and any other relevant economic trends. These valuations are reviewed at a minimum on a quarterly basis.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010 and June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an on going basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of June 30, 2010 for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2010.

Assets and liabilities measured at fair value on a nonrecurring basis are as follows as of June 30, 2010 and December 31, 2009.

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010
Impaired loans	$-	$4,151,463	$-	$4,151,463
Other real estate owned	$-	$118,340	$-	$118,340
Total	$-	$4,269,803	$-	$4,269,803

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Impaired loans	$-	$2,502,002	$-	$2,502,002
Total	$-	$2,502,002	$-	$2,502,002

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

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value.  The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans by the Company at June 30, 2010 and December 31, 2009, approximate market.

The carrying value of mortgage loans held for sale approximates fair value.

For lines of credit, the carrying value approximates fair value.

d. Other real estate owned
Other real estate owned is carried at the lower of carrying value or fair value on a non-recurring basis, based upon independent appraisals or management’s estimation of the fair value of the collateral.

e. Deposits
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

f. Short-term borrowings
The carrying amount approximates fair value due to the short-term nature of these instruments.

The estimated fair values of the Company's financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
	Carrying Amount	Estimated Fair Value

Cash and due from banks	$6,487,837	$6,487,837
Interest bearing deposits in other banks	8,290	8,290
Federal funds sold	6,862,786	6,862,786
Investment securities available for sale	38,485,745	38,485,745
Loans (1)	208,517,648	213,673,743
Other real estate owned	118,340	118,340
Deposits	233,276,954	233,534,530
Short-term borrowings	285,297	285,297

	December 31, 2009
	Carrying Amount	Estimated Fair Value

Cash and due from banks	$5,794,540	$5,794,540
Interest bearing deposits in other banks	8,269	8,269
Federal funds sold	3,779,693	3,779,693
Investments available for sale	36,862,345	36,862,345
Loans (1)	217,315,936	222,968,621
Other real estate owned	-	-
Deposits	229,837,680	230,081,062
Short-term borrowings	8,006,753	8,006,753

(1)  Includes mortgage loans to be sold

NOTE 7: Recently Issued Accounting Pronouncements
The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In January 2010, fair value guidance was amended by the Financial Accounting Standards Board (“FASB”) to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote, Note 6.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Income Tax guidance was amended by FASB in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.   According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff's understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the Company’s financial statements.

On July 21, 2010 the President signed the Dodd-Frank Act (financial overhaul bill).  The Company is reviewing the act and its impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 8: Subsequent Events
On July 7, 2010 the Company purchased back from Savannah Bank seven loans in the amount of $4,326,062.  These seven loans were originally sold from the Company to Savannah Bank on April 1st and April 2nd of 2010.

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were issued and no subsequent events have occurred requiring accrual or disclosure.

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

Overview
Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $262.6 million in assets as of June 30, 2010 and net income of $728,842 and $1,455,709 for the three and six months ended June 30, 2010.  The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester, and Berkeley counties of South Carolina.  The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of the Company’s financial condition as of June 30, 2010 as compared to December 31, 2009 and the results of operations for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009.  The discussion and analysis identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

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

The Company’s results of operations depend not only on the level of its net interest income from loans and investments, but also on its non-interest income and its operating expenses.  Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread.  The Company’s net interest spread for the three and six months ended June 30, 2010 was 4.11% and 4.14%, respectively, compared to 3.96% and 3.98% for the three and six months ended June 30, 2009.

Non-interest income includes fees and other expenses charged to customers.  A more detailed discussion of interest income, non-interest income and operating expenses follows.

For six months ended June 30, 2010, the Bank has paid $825,000 to the Company for dividend payments.

CRITICAL ACCOUNTING POLICIES
The Company has adopted various accounting policies that govern the application principles generally accepted in the United States and with general practices within the banking industry in the preparation of its financial statements.  The Company’s significant accounting policies are described in the footnotes to its unaudited consolidated financial statements as of June 30, 2010 and its notes included in the consolidated financial statements in its 2009 Annual Report on Form 10-K as filed with the SEC.

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

BALANCE SHEET
LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets.  At June 30, 2010 outstanding loans (less deferred loan fees of $9,412) totaled $204,508,504 which equaled 87.67% of total deposits and 77.87% of total assets.  The major components of the loan portfolio were commercial loans and commercial real estate loans totaling 22.40% and 52.27%, respectively of total loans.  Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina.  The breakdown of total loans by type and the respective percentage of total loans are as follows:

	June 30,		December 31,
	2010	2009	2009
Commercial loans	$45,808,932	$45,572,378	$46,086,649
Commercial real estate	106,897,372	108,083,841	117,044,598
Residential mortgage	17,084,580	16,660,388	18,682,428
Consumer loans	5,302,864	5,295,251	5,534,351
Personal banklines	29,170,312	23,668,339	26,269,420
Other	235,032	219,879	277,899

Total	204,499,092	199,500,076	213,895,345
Deferred loan fees (net)	9,412	(40,794)	(12,869)
Allowance for loan losses	(3,116,222)	(1,164,319)	(3,026,997)

Loans, net	$201,392,282	$198,294,963	$210,855,479

Percentage of Loans	June 30,		December 31,
	2010	2009	2009
Commercial loans	22.40%	22.84%	21.55%
Commercial real estate	52.27%	54.18%	54.72%
Residential mortgage	8.36%	8.35%	8.73%
Consumer loans	2.59%	2.65%	2.59%
Personal banklines	14.27%	11.87%	12.28%
Other	.11%	.11%	0.13%

Total	100.00%	100.00%	100.00%

Total loans, not including deferred loan fees, increased $4,999,016 or 2.51% to $204,499,092 at June 30, 2010 from $199,500,076 at June 30, 2009 and decreased $9,396,253 or 4.39% from $213,895,345 at December 31, 2009. The increase from June 30, 2009 to June 30, 2010 can be attributed to the stability of the Company, strong business development efforts, the hiring of two additional loan officers and the slow down of lending by competitors in the Company’s market.  The decrease from December 31, 2009 to June 30, 2010 can be attributed to loan payoffs and a decrease in new loans.  In addition, the Company sold two loans with a total value of $2,220,833 on April 1, 2010; two loans with a total value of $1,164,966 on April 2, 2010; and four loans with a total value of $1,859,069 on April 5, 2010.  On May 5, 2010 the Company purchased one loan in the amount of $531,623 back from Savannah bank. In addition on July 7, 2010 (see “subsequent events”) the Company repurchased from Savannah Bank loans in the aggregate principal amount of $4,326,062.  The loan participations were originally sold to Savannah Bank to improve the Company’s liquidity position.  The Company has since experienced deposit growth coupled with softer loan demand, resulting in an improved liquidity position.  Given the availability of funding sources and loans representing the Company’s highest earning asset, the Company repurchased the loans from Savannah Bank, resulting in a greater contribution to earnings.

Commercial real estate loans decreased $1,186,469 or 1.10% with personal banklines increasing $5,501,973 or 23.25% from June 30, 2009 to June 30, 2010. Commercial real estate loans and residential mortgage loans decreased $10,147,226 or 8.67%, and $1,597,848 or 8.55%, respectively, from December 31, 2009. Personal banklines increased $2,900,892 or 11.04% from December 31, 2009.  The increase in total loans from June 30, 2009 to June 30, 2010 can be attributed to the stability of the Company, strong business development efforts, the hiring of one additional loan officer and the slow down of lending in the Company’s market.  The decrease in total loans from December 31, 2009 to June 30, 2010 can be attributed to the loan payoffs and a decrease in new loans.

During the six months ended June 30, 2010, a second mortgage loan in the amount of $17,040 was transferred from loans to other real estate owned. In addition the Company purchased the first mortgage on the loan for $101,300 from another institution and transferred that loan to other real estate owned. The Company also transferred $65,000 from loans to other real estate owned. This loan was for real estate which subsequently sold for $65,000.  Total loans transferred to other real estate owned during the reporting period aggregated $183,340.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes.  It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds.  Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio.  The average yield on investments at June 30, 2010 was 4.13% compared to 5.18% at June 30, 2009.  The carrying values of the investments available for sale at June 30, 2010 and 2009 and percentage of each category to total investments are as follows:

INVESTMENT PORTFOLIO

	June 30, 2010	June 30, 2009
US Treasury Notes	$2,990,173	$2,972,689
Government-Sponsored Enterprises	12,023,106	15,030,800
Municipal Securities	22,601,832	17,951,650
	$37,615,111	$35,955,139

US Treasury Notes	7.95%	8.27%
Government-Sponsored Enterprises	31.96%	41.80%
Municipal Securities	60.09%	49.93%
	100.00%	100.00%

All investment securities were classified by the Company as Available for Sale (debt and equity securities that may be sold under certain conditions), at June 30, 2010 and June 30, 2009.  The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

The amortized cost and fair value of investment securities available for sale are summarized as follows as of June 30, 2010 and December 31, 2009.:

	June 30, 2010
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$2,990,173	$76,389	$-	$3,066,562
Government-Sponsored Enterprises	12,023,106	277,027	-	12,330,133
Municipal Securities	22,601,832	691,748	174,530	23,119,050

Total	$37,615,111	$1,045,164	$174,530	$38,485,745

	December 31, 2009
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$2,981,338	$137,256	$-	$3,118,594
Government-Sponsored Enterprises	12,026,844	514,975	-	12,541,819
Municipal Securities	20,615,647	675,572	89,287	21,201,932

Total	$35,623,829	$1,327,803	$89,287	$36,862,345

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2010 and December 31, 2009, by contractual maturity is as follows:

June 30, 2010

	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$15,174,122	$15,530,869
Due in one year to five years	3,866,461	4,080,896
Due in five years to ten years	8,846,481	9,138,219
Due in ten years and over	9,728,047	9,735,761

Total	$37,615,111	$38,485,745

June 30, 2010

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$-	$-	$-	$-	$-	$-

Government-Sponsored Enterprises	-	-	-	-	-	-
Municipal Securities	3,296,189	140,259	1,495,673	34,271	4,791,872	174,530

	$3,296,189	$140,259	$1,495,673	$34,271	$4,791,872	$174,530

December 31, 2009
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$-	$-	$-	$-	$-	$-
Government-Sponsored Enterprises	-	-	-	-	-	-
Municipal Securities	2,330,893	89,287	-	-	2,330,893	89,287

	$2,330,893	$89,287	$-	$-	$2,330,893	$89,287

At June 30, 2010, there were six Municipal Securities with an unrealized loss of $174,530 as compared to four Municipal Securities with an unrealized loss of $89,287, at December 31, 2009.  Approximately 19.6% of the unrealized losses, or two individual securities, consisted of securities in a continuous loss position for 12 months or more at June 30, 2010. These investments are not considered other-than-temporarily impaired.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of its amortized cost.  The unrealized losses on these investments were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

The Company realized a gain of $122,315 on the sale of investment securities, for proceeds of $6,108,000 during the six months ended June 30, 2009. There were no sales of investments during the six months ended June 30, 2010.

DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 70.49% of average earning assets for the six months ended June 30, 2010, and 71.27% for the six months ended June 30, 2009. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	June 30,		December 31,
	2010	2009	2009
Non-interest bearing demand	$51,677,241	$49,172,643	$48,394,049
Interest bearing demand	$55,596,544	$48,374,098	$49,257,712
Money market accounts	$62,519,261	$61,200,485	$63,965,862
Certificates of deposit $100,000 and over	$34,166,944	$37,038,016	$41,929,687
Other time deposits	$17,077,830	$16,634,581	$16,943,042
Other savings deposits	$12,239,134	$9,213,797	$9,347,328

Total Deposits	$233,276,954	$221,633,620	$229,837,680

Percentage of Deposits	June 30,		December 31,
	2010	2009	2009
Non-interest bearing demand	22.15%	22.19%	19.30%
Interest bearing demand	23.83%	21.83%	21.91%
Money Market accounts	26.80%	27.61%	28.45%

Certificates of deposit $100,000 and over	14.65%	16.71%	18.65%
Other time deposits	7.32%	7.50%	7.54%
Other savings deposits	5.25%	4.16%	4.15%

Total Deposits	100.00%	100.00%	100.00%

Total deposits increased $11,643,334 or 5.25% to $233,276,954 at June 30, 2010 from $221,633,620 at June 30, 2009 and increased $3,439,274 or 1.50% from $229,837,680 at December 31, 2009.  Total non-interest bearing, interest bearing demand accounts and other savings accounts increased 5.09%, 14.93%, and 32.84%, respectively, from June 30, 2009 to June 30, 2010. Certificates of deposit $100,000 and over decreased 7.75% from June 30, 2009 to June 30, 2010.  For the six months ended June 30, 2010 when compared to December 31, 2009, interest bearing demand deposit and other savings account increased 12.87 and 30.94%, respectively.  Certificates of deposit $100,000 and over at June 30, 2010 decreased 18.51% from December 31, 2009.

While these fluctuations are normal in the Company’s business, in order to reduce its cost of funds the Company has tried to reduce the amount of its outstanding Certificates of deposit greater than $100,000 as a current business strategy.

SHORT-TERM BORROWINGS
The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $1,000,000 at June 30, 2010 and 2009 under the arrangement at an interest rate set by the Federal Reserve.  The note is secured by Government Sponsored Enterprise Securities with a market value of $1,097,337 at June 30, 2010 and $1,125,542 at June 30, 2009. The amount outstanding under the note totaled $285,297 and $464,018 at June 30, 2010 and 2009, respectively.  At June 30, 2010, the Company had no outstanding federal funds purchased and has the option to borrow up to $28,000,000 on short term lines of credit. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window.  The Company established this arrangement as a secondary source of liquidity. As of June 30, 2010, the Company could borrow up to $55,405,024

On April 8, 2010, the Company paid off its $7,500,000 loan with the Federal Reserve Bank’s Term Auction Facility (TAF).  The Company established this loan on March 11, 2010 at a rate of .50% for a term of 28 days. The Board of Governor’s of the Federal Reserve System established this program to allow depository institutions to place a bid for an advance from its local Federal Reserve Bank at a fixed interest rate determined via centralized single-price auction.

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009
Net income increased $41,381 or 6.02% to $728,842, or basic and diluted earnings per share of $.18 and $.18, respectively, for the three months ended June 30, 2010, from $687,461, or basic and diluted earnings per share of $.17 and $.17, respectively, for the three months ended June 30, 2009. The increase in net income between periods is primarily due to an increase of net interest income and a lower effective tax rate between the two periods.  The effect of these positive changes were offset by a decrease in non-interest income of $183,075.  Average earning assets increased $10.2 million for the three months ended June 30, 2010 as compared to the same period in 2009.  Average earning assets were $251.2 million during the three months ended June 30, 2010 as compared to $241.0 million for the three months ended June 30, 2009.  Average loans increased $9.1 million or 4.61% to $207.4 million for the three months ended June 30, 2010 as compared to $198.3 million for the three months ended June 30, 2009.  The Company realized an increase in net interest income of $176,052 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 as a result of an 11 basis point increase in the net interest margin.

Net Interest Income
Net interest income, the major component of the Company’s net income, increased $176,052 or 7.03% to $2,681,991 for the three months ended June 30, 2010, from $2,505,939 for the three months ended June 30, 2009.  This increase was due to an increase in the net interest margin.  The net interest margin increased 11 basis points from 4.17% to 4.28%.  The yields on interest earning assets decreased 2 basis points to 4.72% from 4.74%.  The cost of average interest bearing liabilities during the three months ended June 30, 2010 was 0.61% as compared to 0.77% for the same period in 2009, a decrease of 16 basis points. Interest rates remain at historically low levels; however the Company maintains a large percentage of non-interest bearing deposits which support the Company’s funding sources resulting in a strong interest margin. In addition the Company is evaluating each loan that comes up for renewal and determining if the rate is appropriate, repricing the loans as needed.

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

A general reserve analysis is performed on individually reviewed loans, but not impaired loans, and excluded individually reviewed impaired loans, based on FASB ASC 450-20. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group.  The company shortened its historical loss percentage for this component from five years to three years.  The change resulted in an increase in the average historical loss percentage from .125% to .229%.  This increase was reasonable given the Company’s historical lack of losses and, more importantly, represents the current lending environment.

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

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans and overmargined real estate lending. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Although the aggregate total of classified loans has increased, management is confident in the adequacy of the sources of repayment.  Sizable unsecured principal balances on a non-amortizing basis are monitored.  Within the portfolio risk factor the Company elected to increase the risk percentage for “trends in volume and term of loan” as a result of the increased volume in its loan portfolio.  Loans have increased 2.51% or approximately $4,999,016 from June 30, 2009 to June 30, 2010. In addition the Company elected to increase the risk percentage for “over margined real estate lending risk”.  Although the vast majority of the Company’s real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to the Company’s ability to realize on the collateral. Given the contraction in real estate values, the Company closely monitors its loan to value.  The Company recently amended its Loan Policy to allow for a maximum 80% collateral advance percentage on real estate transactions.

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

Although significantly under the threshold of 100% of capital (currently approximately $28 million), the Company’s list and number of over margined real estate loans currently totals approximately $13.8 million or approximately 6.63% of its loan portfolio.

Management revised the credit rating matrix in order to rate all extensions of credit providing a more specified picture of the risk each loan poses to the quality of the loan portfolio.  There are eight possible ratings based on ten different qualifying characteristics. The ten characteristics are: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance, debt service coverage and the borrower’s leverage. In an effort to place more emphasis on borrower’s cash flow a weighted average method is used to determine the loan grade with cash flow, financial condition, and debt service coverage being weighted triple and financial statements being weighted double. The matrix is designed to meet management’s standards and expectations of loan quality.  In addition to the rating matrix, the Company rates its credit exposure on the basis of each loan and the quality of each borrower.

National and local economic trends and conditions are constantly changing and results in both positive and negative impact on borrowers.  Most macroeconomic conditions are not controllable by the Company and are incorporated into the qualitative risk factors. Natural and environmental disasters, wars and the recent fallout of the subprime lending market as well as problems in the traditional mortgage market are a few of the trends and conditions that are currently affecting the Company’s national and local economy.  Changes in the national and local economy have impacted borrowers’ ability, in many cases, to repay loans in a timely manner.  On occasion a loan’s primary source of repayment (i.e., personal income, cash flow, or lease income) may be eroded as a result of unemployment, lack of revenues, or the inability of a tenant to make rent payments.

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

The Bank has over 300 years of lending management experience among eleven members of its lending staff.  In addition to the lending staff the Bank has an Advisory Board for each branch comprised of business and community leaders from the specific branch’s market area.  Management meets with these boards quarterly to discuss the trends and conditions in each respective market. Management is aware of the many challenges currently facing the banking industry.  Assessing banks to replenish the insurance fund and its corresponding impact on bank profits, increased regulatory scrutiny in and or on lending practices, and pending changes in deposit and or funding source type and mix, continue to impact the Company’s environment.  As other banks look to increase earnings in the short term, the Company will continue to emphasize the need to maintain its sound lending practices and core deposit growth.  Accordingly the Company has elected to increase the risk percentage for this factor.

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

As of June 30, 2010, there were only three Standard Industrial Code groups that comprised more than three percent of the Bank’s total outstanding loans.  The three groups are activities related to real estate, offices and clinics of doctors, and real estate agents and managers.

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

The aforementioned changes to the Company’s Allowance for Loan Loss methodology were not made as a result of dramatic or patterned history of loan losses, increases in past due loans, or non-performing assets, but rather because of specific changes in the Company’s lending environment.  These changes have precipitated the need for additional reserves in a period of time when the Company’s loan portfolio has grown significantly.  Based on the evaluation described above, the Company recorded a provision for loan losses during the three months ended June 30, 2010 of $110,000, compared to a provision of $113,000 for the three months ended June 30, 2009.  At June 30, 2010 the three year average loss ratios were: .533% Commercial, .527% Consumer, ..048% 1-4 Residential, .000% Real Estate Construction and .037% Real Estate Mortgage.  The historical loss ratio used at June 30, 2010 was .229% (three year historical loss ratio) compared to .125% (five year historical loss ratio) at June 30, 2009.

During the quarter ended June 30, 2010, there were charge-offs of $80,960 and recoveries of $9,921 were recorded to the allowance for loan losses resulting in an allowance for loan losses of $3,116,222 or 1.52% of total loans, compared to charge-offs of $396,175 and recoveries of $750 resulting in an allowance loan losses of $1,164,319 or .58% of total loans at June 30, 2009.

The Bank had impaired loans totaling $4,151,463 as of June 30, 2010, compared to $1,465,947 as of June 30, 2009.  The impaired loans at June 30, 2010 include six non-accrual loans with a combined balance of $1,508,524. Impaired loans at June 30, 2009 included three non-accrual loans with a combined balance of $169,031. The increase in impaired loans at June 30, 2010 is primarily due to one credit totaling $1,210,163 which is secured by accounts receivable, inventory and furniture, fixtures and equipment. and one credit totaling $1,023,000 which is secured by a second mortgage. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest.  The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate.  If non-accrual loans decrease their past due status to less than 30 days for a period of three months, they are reviewed individually by management to determine if they should be returned to accrual status. There were two loans over 90 days past due still accruing interest totaling $123,785 as of June 30, 2010 and no loans over 90 days past due still accruing interest as of June 30, 2009.

Net charge-offs for the three months ended June 30, 2010 were $71,039 compared to net charge-offs of $395,425 for the three months ended June 30, 2009. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company had $722,680 unallocated reserves at June 30, 2010 related to other inherent risk in the portfolio compared to unallocated reserves of $284,302 at June 30, 2009. Management believes the allowance for loan losses at June 30, 2010, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.  Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required.  No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.  During the three months ended June 30, 2010, no entry was made to the allowance for unfunded loans and commitments leaving a balance of $20,825.

Other Income
Other income for the three months ended June 30, 2010, decreased $183,075 or 27.88% to $473,587 from $656,662 for the three months ended June 30, 2009.  This decrease is primarily due to a decrease in mortgage banking income of $105,080 or 34.03% to $203,703 for the three months ended June 30, 2010 as compared to $308,783 for the three months ended June 30, 2009. Mortgage origination fees, discount fees and service release premiums decreased as a result of a lower level of refinancing activity for the three months ended June 30, 2010 as compared to the same period in 2009.  In addition, changes to underwriting and appraisal requirements established by FNMA and FHLMC as well as changes in regulatory environment have resulted in making it harder for individuals to qualify for loans. In addition to the decrease in mortgage loan income, the decrease in other income was also due to the Company realizing a gain of $72,952 on the sale of investment securities during the three months ended June 30, 2009 with no gain or loss realized during the three months ended June 30, 2010.

Other Expense
Bank overhead decreased $6,355 or 0.32% to $1,990,557 for the three months ended June 30, 2010, from $1,996,912 for the three months ended June 30, 2009.  Salaries and employee benefits increased $64,232 or 6.02% to $1,131,524 for the three months ended June 30, 2010, from $1,067,292 for the three months ended June 30, 2009. Salaries and wages increased due to the hiring of a new loan officer and annual merit increases.  In addition the Board of Directors increased the monthly contribution to the ESOP from $10,000 in 2009 to $20,000 in 2010.  Other operating expenses decreased $77,633 or 12.89% to $524,702 for the three months ended June 30, 2010, from $602,335 for the three months ended June 30, 2009.  Fees paid to the FDIC decreased 55.89% to $83,765 for the three months ended June 30, 2010, from $189,916 for the three months ended June 30, 2009, due to a special assessment in 2009.  The modest changes in non-interest expense categories reflect normal fluctuations between the two periods.

Income Tax Expense
For the three months ended June 30, 2010, the Company’s effective tax rate was 30.92% compared to 34.69% during the three months ended June 30, 2009.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009
Net income decreased $6,654 or .46% to $1,455,709, or basic and diluted earnings per share of $.36 and $.36, respectively, for the six months ended June 30, 2010, from $1,462,363, or basic and diluted earnings per share of $.37 and $.37, respectively, for the six months ended June 30, 2009. The decrease in net income between periods is primarily due to a decrease in mortgage banking income offset by a lower effective tax rate between the two periods.   Average earning assets increased $15.9 million for the six months ended June 30, 2010 as compared to the same period in 2009.  Average earning assets were $253.8 million during the six months ended June 30, 2010 as compared to $237.9 million for the six months ended June 30, 2009.  Average loans increased $17.6 million or 9.06% to $212.3 million for the six months ended June 30, 2010 as compared to $194.6 million for the six months ended June 30, 2009.  The Company realized an increase in net interest income of $470,769 for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 as a result of improved pricing of its loans and a decrease in the cost of funds.

Net Interest Income
Net interest income, the major component of the Company’s net income, increased $470,769 or 9.50% to $5,428,642 for the six months ended June 30, 2010, from $4,957,873 for the six months ended June 30, 2009.  This increase was due to an increase in the net interest margin.  The net interest margin increased 11 basis points from 4.20% to 4.31%.  The yields on interest earning assets decreased 1 basis point to 4.76% from 4.77%.  The cost of interest bearing liabilities during the six months ended June 30, 2010 was 0.62% as compared to 0.79% for the same period in 2009, a decrease of 17 basis points.  Interest rates remain at historically low levels; however the Company maintains a large percentage of non-interest bearing deposits which support the Company’s funding sources resulting in a strong interest margin. In addition the Company is evaluating each loan that comes up for renewal and determining if the rate is appropriate, repricing the loans as needed.

Allowance for Loan Losses
The contribution to the allowance for loan losses for the six months ended June 30, 2010 was $230,000 compared to $164,000 for the six months ended June 30, 2009.  Net charge-offs for the six months ended June 30, 2010 were $140,774 compared to $429,516 for the six months ended June 30, 2009.  Charge-offs for the six months ended June 30, 2010 were $152,316 with recoveries of $11,542. The contribution to the allowance for loan losses, and the charge-offs and recoveries, resulted in an allowance for loan losses of $3,116,222 or 1.52% of total loans for the six months ended June 30, 2010.  This compares to charge-offs of $432,466 and recoveries of $2,950 for a total allowance of $1,164,319 or .58% of total loans for the six months ended June 30, 2009.  Loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of the reserve.

Other Income
Other income for the six months ended June 30, 2010, decreased $353,626 or 28.34% to $894,338 from $1,247,964 for the six months ended June 30, 2009.  This decrease is primarily due to a decrease in mortgage banking income of $210,884 or 36.27% to $370,580 for the six months ended June 30, 2010 as compared to $581,464 for the six months ended June 30, 2009. Mortgage origination fees, discount fees and service release premiums decreased as a result of a lower level of refinancing activity for the six months ended June 30, 2010 as compared to the same period in 2009.  In addition, changes to underwriting and appraisal requirements established by FNMA and FHLMC as well as changes in regulatory environment have resulted in making it harder for individuals to qualify for loans. The decrease in other income can also be attributed to a realized gain of $122,315 on the sale of investment securities during the six months ended June 30, 2009 with no gain or loss realized during the six months ended June 30, 2010.

Other Expense
Bank overhead increased $196,353 or 5.19% to $3,976,222 for the six months ended June 30, 2010, from $3,779,869 for the six months ended June 30, 2009.  Salaries and employee benefits increased $213,315 or 10.23% to $2,298,380 for the six months ended June 30, 2010, from $2,085,065 for the six months ended June 30, 2009. Salaries and wages increased due to the hiring of two new loan officers and annual merit increases.  In addition the Board of Directors increased the monthly contribution to the ESOP from $10,000 in 2009 to $20,000 in 2010.  Net occupancy expense decreased $14,733 or 2.23% to $644,917 for the six months ended June 30, 2010, from $659,650 for the three months ended June 30, 2009. This decrease was primarily due to a decrease in maintenance contracts and repairs.  Other operating expenses decreased $2,229 or .22%. Fees paid to the FDIC decreased 28.11% to $162,415 for the six months ended June 30, 2010, from $225,928 for the six months ended June 30, 2009.  The other changes in non-interest expense categories reflect normal modest fluctuations between the two periods.

Income Tax Expense
For the six months ended June 30, 2010, the Company’s effective tax rate was 31.23% compared to 35.35% during the six months ended June 30, 2009.

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

The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below.  The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet.  The balance of the reserve was $20,825 at June 30, 2010 and 2009. The Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $47,546,233 and $47,108,150 at June 30, 2010 and 2009, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2010 and 2009, was $521,610 and $584,735, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale.  The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at June 30, 2010. The Company has forward sales commitments, totaling $4.0 million at June 30, 2010, to sell loans held for sale of $4.0 million. The fair value of these commitments was not significant at June 30, 2010.  The Company has no embedded derivative instruments requiring separate accounting treatment.

Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale.  The Company’s primary liquid assets accounted for 21.27% and 21.63% of total assets at June 30, 2010 and 2009, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers.  Investment securities are an important tool in the Company's liquidity management.  Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At June 30, 2010, the Bank had short-term lines of credit totaling approximately $28,000,000 (which are withdrawable at the lender's option), with no outstanding balance at June 30, 2010.  Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and accelerating the sale of mortgage loans.  In order to establish a secondary source of liquidity, the Company has established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window.  As of June 30, 2010 the Company could borrow up to $55,405,024.

On April 8, 2010, the Company paid off its $7,500,000 loan with the Federal Reserve Bank’s Term Auction Facility (TAF).  The Company established this loan on March 11, 2010 at a rate of .50% for a term of 28 days. The Board of Governor’s of the Federal Reserve System established this program to allow depository institutions to place a bid for an advance from its local Federal Reserve Bank at a fixed interest rate determined via centralized single-price auction.

The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000 and other large deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At June 30, 2010 and 2009, the Bank's liquidity ratio was 13.09% and 9.42%, respectively.

Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders' equity at June 30, 2010 of $28,159,002.  The rate of asset growth since the Bank's inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk.  The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks.  The risk based capital ratio at June 30, 2010, for the Bank is 13.25% and at June 30, 2009 was 11.68%.  The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of June 30, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At June 30, 2010 and 2009, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4 AND ITEM 4T
CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Chief Financial Officer/ Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Chief Financial Officer Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective.  During the period ending June 30, 2010, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

The Company established a Disclosure Committee on December 20, 2002. The committee is made up of the President and Chief Executive Officer, Chief Financial Officer Executive Vice President and Treasurer, Executive Vice President, Vice President (Audit Compliance Officer), Vice President (Accounting) and Assistant Vice President (Credit Department) and Vice President (Operations and Technology). This Committee meets quarterly to review the 10Q and or the 10K, to assure that the financial statements, Securities and Exchange Commission filings and all public releases are free of any material misstatements and correctly reflect the financial position, results of operations and cash flows of the Company.  This Committee also assures that the Company is in compliance with the Sarbanes-Oxley Act.

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

August 11, 2010
	BY:	/s/Hugh C. Lane, Jr.
Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer
Executive Vice President & Treasurer