Form 10-Q
period 2010-09-30
BANK OF SOUTH CAROLINA CORP
filed 2010-11-03
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2010

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

As of November 2, 2010 there were 4,426,273 Common Shares outstanding.

Table of Contents
BANK OF SOUTH CAROLINA CORPORATION

Report on Form 10-Q
for quarter ended
September 30, 2010

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2010	December 31, 2009

Assets:
Cash and due from banks	$5,930,713	$5,794,540
Interest bearing deposits in other banks	8,299	8,269
Federal funds sold	20,265	3,779,693
Investment securities available for sale	36,738,689	36,862,345
Mortgage loans to be sold	6,676,235	3,433,460
Loans	209,212,006	213,882,476
Allowance for loan losses	(2,683,980)	(3,026,997)
Net loans	206,528,026	210,855,479
Premises and equipment, net	2,455,869	2,516,189
Other real estate owned	659,430	-
Accrued interest receivable	950,986	1,152,240
Other assets	1,288,561	1,512,543
Total assets	$261,257,073	$265,914,758

Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing demand	$55,482,876	$48,394,049
Interest bearing demand	49,546,790	49,257,712
Money market accounts	59,189,446	63,965,862
Certificates of deposit $100,000 and over	36,233,303	41,929,687
Other time deposits	18,111,503	16,943,042
Other savings deposits	11,813,334	9,347,328
Total deposits	230,377,252	229,837,680

Short-term borrowings	761,056	8,006,753
Accrued interest payable and other liabilities	980,736	503,128
Total liabilities	232,119,044	238,347,561

Common Stock - No par value;
12,000,000 shares authorized; Shares issued 4,645,724 at September 30, 2010 and 4,622,652 at December 31, 2009; Shares outstanding 4,426,273 at September 30, 2010 and 4,403,201 shares at December 31, 2009	-	-
Additional paid in capital	28,158,442	23,511,560
Retained earnings	1,777,711	4,968,336
Treasury stock – 219,451 shares at September 30, 2010 and December 31, 2009	(1,902,439)	(1,692,964)
Accumulated other comprehensive income, net of income taxes	1,104,315	780,265

Total shareholders' equity	29,138,029	27,567,197

Total liabilities and shareholders' equity	$261,257,073	$265,914,758

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2010	2009
Interest and fee income
Interest and fees on loans	$2,699,059	$2,600,453
Interest and dividends on investment securities	356,861	366,522
Other interest income	3,496	4,703
Total interest and fee income	3,059,416	2,971,678

Interest expense
Interest on deposits	254,135	340,391
Interest on short-term borrowings	82	4,726
Total interest expense	254,217	345,117

Net interest income	2,805,199	2,626,561
Provision for loan losses	190,000	1,110,000
Net interest income after provision for loan losses	2,615,199	1,516,561

Other income
Service charges, fees and commissions	261,889	262,490
Mortgage banking income	303,713	186,669
Gain on sale of securities	-	57,756
Loss on other real estate owned	(13,347)	-
Other non-interest income	8,734	8,187
Total other income	560,989	515,102

Other expense
Salaries and employee benefits	1,131,616	1,072,127
Net occupancy expense	333,543	317,651
Other operating expenses	533,578	468,798
Total other expense	1,998,737	1,858,576

Income before income tax expense	1,177,451	173,087
Income tax expense	355,850	36,566
Net income	$821,601	$136,521

Basic earnings per share	$0.19	$0.03
Diluted earnings per share	$0.19	$0.03

Weighted average shares outstanding
Basic	4,424,936	4,402,944
Diluted	4,424,936	4,402,944

Cash Dividend Per Share	$0.10	$0.00

All share and per share data have been restated to reflect a 10% stock dividend declared on August 26, 2010.

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
Interest and fee income
Interest and fees on loans	$7,942,061	$7,454,735
Interest and dividends on investment securities	1,104,226	1,135,287
Other interest income	7,421	10,916
Total interest and fee income	9,053,708	8,600,938

Interest expense
Interest on deposits	811,175	1,007,424
Interest on short-term borrowings	8,692	9,080
Total interest expense	819,867	1,016,504

Net interest income	8,233,841	7,584,434
Provision for loan losses	420,000	1,274,000
Net interest income after provision for loan losses	7,813,841	6,310,434

Other income
Service charges, fees and commissions	773,508	796,165
Mortgage banking income	674,294	768,132
Gain on sale of securities	-	180,071
Loss on other real estate owned	(13,347)	-
Other non-interest income	20,873	18,698
Total other income	1,455,328	1,763,066

Other expense
Salaries and employee benefits	3,429,996	3,157,192
Net occupancy expense	978,461	977,301
Other operating expenses	1,566,503	1,503,952
Total other expense	5,974,960	5,638,445

Income before income tax expense	3,294,209	2,435,055
Income tax expense	1,016,899	836,171
Net income	$2,277,310	$1,598,884

Basic earnings per share	$0.52	$0.36
Diluted earnings per share	$0.52	$0.36

Weighted average shares outstanding
Basic	4,412,138	4,386,668
Diluted	4,412,138	4,387,669

Cash Dividend Per Share	$0.30	$0.32

All share and per share data have been restated to reflect a 10% stock dividend declared on August 26, 2010.

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR NINE MONTHS SEPTEMBER 30, 2009 AND 2010

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total

December 31, 2008	$-	$23,229,045	$4,375,166	$(1,692,964)	$896,817	$26,808,064

Comprehensive income:

Net income	-	-	1,598,884	-	-	1,598,884

Net unrealized gain on securities (net of tax effect of $152,301)	-	-	-	-	259,322	259,322

Reclassification adjustment for gains included in net income (net of tax effect $66,624)	-	-	-	-	(113,447)	(113,447)

Comprehensive income	-	-	-	-	-	1,744,759

Exercise of stock options	-	235,315	-	-	-	235,315

Stock-based compensation expense	-	41,272	-	-	-	41,272

Cash dividends ($0.32 per common share)	-	-	(1,276,634)	-	-	(1,276,634)

September 30, 2009	$-	$23,505,632	$4,697,366	$(1,692,964)	$1,042,692	$27,552,726

December 31, 2009	$-	$23,511,560	$4,968,336	$(1,692,964)	$780,265	$27,567,197

Comprehensive income:

Net income	-	-	2,277,310	-	-	2,277,310

Net unrealized gain on securities (net of tax effect of $142,863)	-	-	-	-	324,050	324,050

Total comprehensive income	-	-	-	-	-	2,601,360

Exercise of stock options	-	181,386	-	-	-	181,386

Issuance of 10% stock dividend	-	4,429,847	(4,222,838)	(209,475)	-	(2,466)

Stock-based compensation expense	-	35,649	-	-	-	35,649

Cash dividends ($0.30 per common share)	-	-	(1,245,097)	-	-	(1,245,097)

September 30, 2010	$-	$28,158,442	$1,777,711	$(1,902,439)	$1,104,315	$29,138,029

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$2,277,310	$1,598,884
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	181,349	161,393
Gain on sale of securities	-	(180,071)
Provision for loan losses	420,000	1,274,000
Stock-based compensation expense	35,649	41,272
Net (accretion) and amortization of unearned discounts and premiums on investments	(23,726)	33,201
Origination of mortgage loans held for sale	(56,369,804)	(82,579,449)
Proceeds from sale of mortgage loans held for sale	53,127,029	82,230,311
Increase in accrued interest receivable and other assets	(1,200,567)	(675,660)
Increase in accrued interest payable and other liabilities	34,981	616,480

Net cash provided (used) by operating activities	(1,517,779)	2,520,361

Cash flows from investing activities:
Purchase of investment securities available for sale	(2,805,705)	(11,959,800)
Maturities and calls of investment securities available for sale	3,420,000	2,376,600
Net decrease (increase) in loans	4,648,923	(31,596,589)
Purchase of premises and equipment	(121,029)	(198,505)
Proceeds from sale of available for sale securities	-	10,338,930
Purchase of other real estate owned	(101,300)	-
Proceeds from the sale of other real estate owned	183,340	-

Net cash provided (used) by investing activities	5,224,229	(31,039,364)

Cash flows from financing activities:
Net increase in deposit accounts	539,572	20,366,649
Net (decrease) increase in short-term borrowings	(7,245,697)	6,713,896
Dividends paid	(802,470)	(1,912,940)
Stock options exercised	181,386	235,315
Cash paid on fractional shares	(2,466)	-
Net cash (used) provided by financing activities	(7,329,675)	25,402,920

Net decrease in cash and cash equivalents	(3,623,225)	(3,116,083)
Cash and cash equivalents, beginning of period	9,582,502	20,212,538

Cash and cash equivalents, end of period	$5,959,277	$17,096,455

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$906,047	$1,009,280
Income taxes	$1,080,404	$920,348

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$442,627	$(636,256)
Transfer of loans to other real estate owned	$741,470	$-
Change in unrealized losses on available for sale securities	$324,050	$145,875

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2010

NOTE 1:  Basis of Presentation
The Bank of South Carolina (the “Bank”) began operations on February 26, 1987 as a state chartered bank and later became a subsidiary of Bank of South Carolina Corporation (the “Company”),  a South Carolina corporation, in a reorganization effective on April 17, 1995.  The Bank currently has four locations: two in Charleston, South Carolina, one in Summerville, South Carolina and one in Mt. Pleasant, South Carolina. The consolidated financial statements in this report are unaudited, except for the December 31, 2009 consolidated balance sheet.  All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company.  The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 2:  Investment Securities
The Company classifies investments into three categories as follows:  (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis.  All securities were classified as available for sale for the three and nine months ended September 30, 2010 and 2009.  The Company does not have any mortgage- backed securities nor has it ever invested in mortgage-backed securities.

NOTE 3: Stock Based Compensation
The shareholders of the Company voted at the Company’s Annual Meeting, April 13, 2010, to approve the 2010 Omnibus Stock Incentive Plan, including 330,000 shares (adjusted for a 10% stock dividend declared on August 26, 2010) reserved under the plan (copy of the plan was filed with 2010 Proxy Statement).  This plan is intended to assist the Company in recruiting and retaining employees with ability and initiative by enabling employees to participate in its future success and to associate their interest with those of the Company and its shareholders.  Under the Omnibus Stock Incentive Plan, options are periodically granted to employees at a price not less than 100% of the fair market value of the shares at the date of the grant. All employees are eligible to participate in this plan if the Executive Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to the profits or growth of the Company or its subsidiary.  Options may be exercised in whole at any time or in part from time to time at such times and in compliance with such requirements as the Executive Committee shall determine. The maximum period in which an Option may be exercised is determined at the date of grant and shall not exceed 10 years from the date of grant.

The options are not transferable except by will or by the laws of descent and distribution. On September 24, 2010, the Executive Committee granted options to purchase 33,000 shares of stock to 21 employees.  Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grant: dividend yield 2.72%, historical volatility 72.30%, risk free interest rate of 2.62%, and an expected life of 10 years.

On April 14, 1998 the Company adopted the 1998 Omnibus Stock Incentive Plan which expired on April 14, 2008.  No options may be granted under this Plan after April 14, 2008.  Options granted before that date shall remain valid in accordance with their terms.

The following is a summary of the activity under the 1998 Omnibus Stock Incentive Plan for the three and nine months ending September 30, 2010 and September 30, 2009.

Three Months Ended September 30, 2010	Options	Weighted Average Exercise Price

Balance at July 1, 2010	68,965	$11.26
Exercised	(7,960)	8.11
Balance at September 30, 2010	61,005	$11.67

Nine Months Ended September 30, 2010	Options	Weighted Average Exercise Price

Balance at January 1, 2010	86,995	$10.61
Exercised	(25,325)	8.11
Exercised	(665)	8.54
Balance at September 30, 2010	61,005	$11.67

Options exercisable at September 30, 2010	16,062	$8.11
	5,776	$8.54

Three Months Ended September 30, 2009	Options	Weighted Average Exercise Price

Balance at July 1, 2009	87,696	$10.59
Exercised	(701)	8.11
Balance at September 30, 2009	86,995	$10.61

Nine Months Ended September 30, 2009	Options	Weighted Average Exercise Price

Balance at January 1, 2009	115,937	$9.99
Exercised	(27,490)	8.11
Exercised	(1,452)	8.54
Balance at September 30, 2009	86,995	$10.61

Options exercisable at September 30, 2009	9,576	$8.11
	3,614	$8.54

All share and per share data have been restated to reflect a 10% stock dividend declared on August 26, 2010.

NOTE 4:  Shareholders' Equity
A regular quarterly cash dividend of $.10 per share was declared on March 25, 2010 for shareholders of record at April 9, 2010, payable April 30, 2010. On June 24, 2010 a cash dividend of $.10 per share was declared for shareholders of record July 9, 2010, payable on July 30, 2010.  On August 26, 2010 the Company declared a 10% stock dividend to shareholders of record September 10, 2010, payable September 24, 2010. Income per common share for the three and nine months ended September 30, 2010 and for the three and nine months ended September 30, 2009 was calculated as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$821,601

Basic income available to common shareholders	$821,601	4,424,936	$.19

Effect of dilutive options		-

Diluted income available to common shareholders	$821,601	4,424,936	$.19

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$2,277,310

Basic income available to common shareholders	$2,277,310	4,412,138	$.52

Effect of dilutive options		-

Diluted income available to common shareholders	$2,277,310	4,412,138	$.52

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$136,521

Basic income available to common shareholders	$136,521	4,402,994	$.03

Effect of dilutive options		-

Diluted income available to common shareholders	$136,521	4,402,994	$.03

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$1,598,884

Basic income available to common shareholders	$1,598,884	4,386,668	$.36

Effect of dilutive options		1,001

Diluted income available to common shareholders	$1,598,884	4,387,669	$.36

All share and per share data have been restated to reflect a 10% stock dividend declared on August 26, 2010.

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

Comprehensive income totaled $2,601,360 at September 30, 2010 and $1,744,759 at September 30, 2009.  For the three months ended September 30, 2010 and September 30, 2009, comprehensive income totaled $1,377,417 and $550,267, respectively.

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2010 and September 30, 2009, the Company’s investment portfolio was comprised of a US Treasury Note, Government Sponsored Enterprises and Municipal Securities. The portfolio did not contain any mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 are as follows:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
US Treasury Note	$3,037,500	$-	$-	$3,037,500
Government Sponsored Enterprises	$-	$9,199,929	$-	$9,199,929
Municipal Securities	$-	$24,501,260	$-	$24,501,260
Mortgage loans held for sale	$-	$6,676,235	$-	$6,676,235
Total	$3,037,500	$40,377,424	$-	$43,414,924

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
US Treasury Note	$3,118,594	$-	$-	$3,118,594
Government Sponsored Enterprises	$-	$12,541,819	$-	$12,541,819
Municipal Securities	$-	$21,201,932	$-	$21,201,932
Mortgage loans held for sale	-	3,433,460	-	$3,433,460
Total	$3,118,594	$37,177,211	$-	$40,295,805

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010 and September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an on going basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of September 30, 2010 for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2010.

Assets and liabilities measured at fair value on a nonrecurring basis are as follows as of September 30, 2010 and December 31, 2009.

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
Impaired loans	$-	$3,306,181	$-	$3,306,181
Other real estate owned	$-	$659,430	$-	$659,430
Total	$-	$3,965,611	$-	$3,965,611

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Impaired loans	$-	$2,502,002	$-	$2,502,002
Total	$-	$2,502,002	$-	$2,502,002

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

c. Loans
The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value.  The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans by the Company at September 30, 2010 and December 31, 2009, approximate market.

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

f. Short-term borrowings
The carrying amount approximates fair value due to the short-term nature of these instruments.

The estimated fair values of the Company's financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
	Carrying Amount	Estimated Fair Value

Cash and due from banks	$5,930,713	$5,930,713
Interest bearing deposits in other banks	8,299	8,299
Federal funds sold	20,265	20,265
Investment securities available for sale	36,738,689	36,738,689
Loans (1)	215,888,241	220,576,578
Other real estate owned	659,430	659,430
Deposits	230,377,252	230,659,046
Short-term borrowings	761,056	761,056

	December 31, 2009
	Carrying Amount	Estimated Fair Value

Cash and due from banks	$5,794,540	$5,794,540
Interest bearing deposits in other banks	8,269	8,269
Federal funds sold	3,779,693	3,779,693
Investments available for sale	36,862,345	36,862,345
Loans (1)	217,315,936	222,968,621
Other real estate owned	-	-
Deposits	229,837,680	230,081,062
Short-term borrowings	8,006,753	8,006,753

(1)  Includes mortgage loans to be sold

NOTE 7: Recently Issued Accounting Pronouncements
The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

Income Tax guidance was amended by FASB in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.  According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes.  This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the Company’s financial statements.

In July 2010, the Receivables topic of the ASC was amended to require disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables.  The amendments will require the allowance disclosure to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensations, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interest(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this quarterly report contain certain “forward-looking statements” concerning the future operations of the Bank of South Carolina Corporation.  Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q.  The Company has used “forward-looking statements” to describe future plans and strategies including its expectations of the Company’s future financial results.  The following are cautionary statements. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  A variety of factors may affect the operations, performance, business strategy and results of the Company including, but not limited to the following:

•	Risk from changes in economic, monetary policy, and industry conditions,
•	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources,
•	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation,
•	Risk inherent in making loans including repayment risks and changes in the value of collateral,
•	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans,
•	Level, composition, and re-pricing characteristics of the securities portfolio,
•	Deposit growth, change in the mix or type of deposit products and services,
•	Continued availability of senior management,
•	Technological changes,
•	Ability to control expenses,

•	Changes in compensation,
•	Risks associated with income taxes including potential for adverse adjustments,
•	Changes in accounting policies and practices,
•	Changes in regulatory actions, including the potential for adverse adjustments,
•	Recently enacted or proposed legislation,
•	Current disarray in the financial service industry,
•	Risk of deflation.

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

Overview
Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $261.3 million in assets as of September 30, 2010 and net income of $821,601 and $2,277,310 for the three and nine months ended September 30, 2010.  The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester and Berkeley counties of South Carolina.  The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of the Company’s financial condition as of September 30, 2010 as compared to December 31, 2009 and the results of operations for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009.  The discussion and analysis identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

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

The Company’s results of operations depend not only on the level of its net interest income from loans and investments, but also on its non-interest income and its operating expenses.  Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread.  The Company’s net interest spread for the three and nine months ended September 30, 2010 was 4.17% and 4.15%, respectively, compared to 3.90% and 3.95% for the three and nine months ended September 30, 2009.

Non-interest income includes fees and other expenses charged to customers.  A more detailed discussion of interest income, non-interest income and operating expenses follows.

For nine months ended September 30, 2010, the Bank has paid $1,275,000 to the Company for dividend payments.

CRITICAL ACCOUNTING POLICIES
The Company has adopted various accounting policies that govern the application principles generally accepted in the United States and with general practices within the banking industry in the preparation of its financial statements.  The Company’s significant accounting policies are described in the footnotes to its unaudited consolidated financial statements as of September 30, 2010 and its notes included in the consolidated financial statements in its 2009 Annual Report on Form 10-K as filed with the SEC.

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

BALANCE SHEET

LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets.  At September 30, 2010 outstanding loans (less deferred loan fees of $5,123) totaled $209,212,006 which equaled 90.81% of total deposits and 80.08% of total assets.  The major components of the loan portfolio were commercial loans and commercial real estate loans totaling 23.25% and 52.42%, respectively of total loans.  Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina.  The breakdown of total loans by type and the respective percentage of total loans are as follows:

	September 30,		December 31,
	2010	2009	2009
Commercial loans	$48,644,578	$45,025,696	$46,086,649
Commercial real estate	109,665,410	114,190,915	117,044,598
Residential mortgage	17,290,712	21,383,693	18,682,428
Consumer loans	5,333,294	5,699,769	5,534,351
Personal banklines	28,007,273	24,519,797	26,269,420
Other	265,616	186,139	277,899

Total	209,206,883	211,006,009	213,895,345
Deferred loan fees (net)	5,123	(27,046)	(12,869)
Allowance for loan losses	(2,683,980)	(2,013,259)	(3,026,997)

Loans, net	$206,528,026	$208,965,704	$210,855,479

Percentage of Loans	September 30,		December 31,
	2010	2009	2009
Commercial loans	23.25%	21.34%	21.55%
Commercial real estate	52.42%	54.12%	54.72%
Residential mortgage	8.26%	10.13%	8.73%
Consumer loans	2.55%	2.70%	2.59%
Personal banklines	13.39%	11.62%	12.28%
Other	.13%	.09%	0.13%

Total	100.00%	100.00%	100.00%

Total loans, not including deferred loan fees, decreased $1,799,126 or .85% to $209,206,883 at September 30, 2010 from $211,006,000 at September 30, 2009 and decreased $4,688,462 or 2.19% from $213,895,345 at December 31, 2009. The decrease from September 30, 2009 to September 30, 2010 and from December 31, 2009 to September 30, 2010 can be attributed to loan payoffs and a decrease in new loans.

The Company saw a decrease in both commercial real estate and residential mortgage loans from September 30, 2009 to September 30, 2010 and from December 31, 2009 to September 30, 2010.  Commercial real estate loans decreased $4,525,505 or 3.96% and residential mortgage loans decreased $4,092,981 or 19.14% from September 30, 2009 to September 30, 2010.  However, the company experienced an increase in commercial loans of $3,618,882 or 8.04% and personal banklines of $3,487,476 or 14.22% from September 30, 2009 to September 30, 2010.  The decrease in commercial real estate and residential mortgage loans continued between December 31, 2009 and September 30, 2010, with commercial real estate loans decreasing $7,379,188 or 6.30% and residential mortgage loans decreasing $1,391,716 or 7.45%.  Commercial loans and personal banklines increased $2,557,929 or 5.55% and $1,737,853 or 6.62% between December 31, 2009 and September 30, 2010.  The Company has experienced a decrease in new loans as the weakened economy continues to have an impact on the commercial real estate market, the housing market and businesses in general.

During the nine months ended September 30, 2010 the Company transferred $741,470 from loans to other real estate owned.  The first loan consisted of a residential lot that was sold for the estimated fair value, of $65,000.  Another loan transferred was a second mortgage loan in a situation in which the Company purchased the first mortgage in the amount of $101,300 and received $118,340 from the sale of other real estate owned resulting in a recorded loss of $13,347.  At September 30, 2010, the Company held two pieces of real estate (in other real estate owned), a dock slip with a fair value of $52,290 and a single family residence with a fair market value of $607,140.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes.  It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds.  Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio.  The average yield on investments at September 30, 2010 was 4.05% compared to 4.14% at September 30, 2009.  The carrying values of the investments available for sale at September 30, 2010 and 2009 and percentage of each category to total investments are as follows:

INVESTMENT PORTFOLIO

	September 30, 2010	September 30, 2009
US Treasury Note	$2,994,342	$2,976,860
Government-Sponsored Enterprises	9,018,723	12,028,603
Municipal Securities	22,972,743	20,858,408
	$34,985,808	$35,863,871

US Treasury Note	8.56%	8.30%
Government-Sponsored Enterprises	25.78%	33.54%
Municipal Securities	65.66%	58.16%
	100.00%	100.00%

All investment securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at September 30, 2010 and September 30, 2009.  The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

The amortized cost and fair value of investment securities available for sale are summarized as follows as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Note	$2,994,342	$43,158	$-	$3,037,500
Government-Sponsored Enterprises	9,018,723	181,206	-	9,199,929
Municipal Securities	22,972,743	1,528,517	-	24,501,260

Total	$34,985,808	$1,752,881	$-	$36,738,689

	December 31, 2009
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Note	$2,981,338	$137,256	$-	$3,118,594
Government-Sponsored Enterprises	12,026,844	514,975	-	12,541,819
Municipal Securities	20,615,647	675,572	89,287	21,201,932

Total	$35,623,829	$1,327,803	$89,287	$36,862,345

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2010 and December 31, 2009 by contractual maturity are as follows:

	September 30, 2010
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$12,620,571	$12,852,850
Due in one year to five years	3,414,067	3,667,252
Due in five years to ten years	8,839,471	9,532,332
Due in ten years and over	10,111,699	10,686,255

Total	$34,985,808	$36,738,689

	December 31, 2009
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$6,404,011	$6,620,355
Due in one year to five years	11,597,355	12,163,540
Due in five years to ten years	8,936,431	9,277,423
Due in ten years and over	8,685,832	8,801,027

Total	$35,623,629	$36,862,345

There were no unrealized losses at September 30, 2010.  Unrealized losses at December 31, 2009 are as follows:

December 31, 2009
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$-	$-	$-	$-	$-	$-
Government-Sponsored Enterprises	-	-	-	-	-	-
Municipal Securities	2,330,893	89,287	-	-	2,330,893	89,287

	$2,330,893	$89,287	$-	$-	$2,330,893	$89,287

At September 30, 2010, there were no Securities with an unrealized loss as compared to four Municipal Securities with an unrealized loss of $89,287, at December 31, 2009.  The investments at December 31, 2009 were not considered other-than-temporarily impaired.  The Company does not intend to sell these investments and therefore it is more likely than not that the Company will not be required to sell these securities before recovery of any amortized cost.  The unrealized losses at December 31, 2009 were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

The Company realized a gain of $180,071 on the sale of investment securities for proceeds of $10,338,930 at September 30, 2009.  There were no sales of investment securities for the nine months ended September 30, 2010

DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 70.58% of average earning assets for the nine months ended September 30, 2010, and 70.66% for the nine months ended September 30, 2009. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	September 30,		December 31,
	2010	2009	2009
Non-interest bearing demand	$55,482,876	$49,735,424	$48,394,049
Interest bearing demand	$49,546,790	$50,448,440	$49,257,712
Money market accounts	$59,189,446	$64,423,956	$63,965,862
Certificates of deposit $100,000 and over	$36,233,303	$43,520,164	$41,929,687
Other time deposits	$18,111,503	$17,296,581	$16,943,042
Other savings deposits	$11,813,334	$9,728,599	$9,347,328

Total Deposits	$230,377,252	$235,153,164	$229,837,680

Percentage of Deposits	September 30,		December 31,
	2010	2009	2009
Non-interest bearing demand	24.08%	21.15%	19.30%
Interest bearing demand	21.51%	21.45%	21.91%
Money Market accounts	25.69%	27.40%	28.45%
Certificates of deposit $100,000 and over	15.73%	18.51%	18.65%
Other time deposits	7.86%	7.35%	7.54%
Other savings deposits	5.13%	4.14%	4.15%

Total Deposits	100.00%	100.00%	100.00%

Total deposits decreased $4,775,912 or 2.03% to $230,377,252 at September 30, 2010 from $235,153,164 at September 30, 2009 and increased $539,572 or .24% from $229,837,680 at December 31, 2009.  Certificates of deposit $100,000 and over and money market accounts decreased from 18.51% to 15.73% and 27.40% to 25.69%, respectively from September 30, 2009 to September 30, 2010 and also decreased from 18.24% to 15.73% and 27.40% to 25.69% respectively, between December 31, 2009 to September 30, 2010.  Non-interest bearing demand deposits increased $5,747,452 or 11.56% from September 30, 2009 to September 30, 2010 and increased $7,088,827 or 14.65% from December 31, 2009 to September 30, 2010.

While these fluctuations are normal in the Company’s business, in order to reduce its cost of funds the Company has tried to reduce the amount of its outstanding Certificates of deposit greater than $100,000 as a current business strategy.

SHORT-TERM BORROWINGS
The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $1,000,000 at September 30, 2010 and 2009 under the arrangement at an interest rate set by the Federal Reserve.  The note is secured by Government Sponsored Enterprise Securities with a market value of $1,086,004 at September 30, 2010 and $1,122,021 at September 30, 2009. The amount outstanding under the note totaled $261,056 and $213,896 at September 30, 2010 and 2009, respectively.  At September 30, 2010, the Company had $500,000 outstanding in federal funds purchased.  The Company has the option to borrow up to $28,000,000 on short term lines of credit. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window.  The Company established this arrangement as a secondary source of liquidity. As of September 30, 2010 the Company could borrow up to $63,362,905.  There have been no borrowings under this arrangement since it was established.

On April 8, 2010, the Company paid off its $7,500,000 loan with the Federal Reserve Bank’s Term Auction Facility (TAF).  The Company established this loan on March 11, 2010 at a rate of .50% for a term of 28 days. The Board of Governor’s of the Federal Reserve System established this program to allow depository institutions to place a bid for an advance from its local Federal Reserve Bank at a fixed interest rate determined via a centralized single-price auction.

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009
Net income increased $685,080 or 501.81% to $821,601, or basic and diluted earnings per share of $.19 and $.19, respectively, for the three months ended September 30, 2010, from $136,521, or basic and diluted earnings per share of $.03 and $.03, respectively, for the three months ended September 30, 2009. The increase in net income between periods is primarily due to a $920,000 decrease in the loan loss provision. This decrease was based on an evaluation of the adequacy of the allowance. Average earning assets increased $2.7 million for the three months ended September 30, 2010 as compared to the same period in 2009.  Average earning assets were $256.9 million during the three months ended September 30, 2010 as compared to $254.2 million for the three months ended September 30, 2009.  Average loans increased $6.6 million or 3.19% to $212.8 million for the three months ended September 30, 2010 as compared to $206.2 million for the three months ended September 30, 2009.  The Company realized an increase in net interest income of $178,638 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 as a result of a 23 basis point increase in the net interest margin.

Net Interest Income
Net interest income, the major component of the Company’s net income, increased $178,638 or 6.80% to $2,805,199 for the three months ended September 30, 2010, from $2,626,561 for the three months ended September 30, 2009.  This increase was due to an increase in the net interest margin.  The net interest margin increased 23 basis points from 4.10% to 4.33%.  The yields on interest earning assets increased 9 basis points to 4.73% from 4.64%.  The cost of interest bearing liabilities during the three months ended September 30, 2010 was 0.55% as compared to 0.74% for the same period in 2009, a decrease of 19 basis points. Interest rates remain at historically low levels; however, the Company maintains a large percentage of non-interest bearing deposits which support the Company’s funding sources resulting in a strong interest margin.  In addition the Company is evaluating its loan pricing to determine if the rate is appropriate and repricing the loans as needed.

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

A general reserve analysis is performed on individually reviewed loans, but not impaired loans, and excluded individually reviewed impaired loans, based on FASB ASC 450-20. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group.  The three year historical loss percentage for the three months ended September 30, 2010 and September 30, 2009 was .33% and .91%, respectively.

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

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans and overmargined real estate lending. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Although the aggregate total of classified loans has increased, management is confident in the adequacy of the sources of repayment.  Sizable unsecured principal balances on a non-amortizing basis are monitored.  Within the portfolio risk factor the Company elected to increase the risk percentage for “trends in volume and term of loan”.  Loans have decreased .85% or approximately $1,799,126 from September 30, 2009 to September 30, 2010. In addition the Company elected to increase the risk percentage for “over margined real estate lending risk”.  Although the vast majority of the Company’s real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to the Company’s ability to realize on the collateral. Given the contraction in real estate values, the Company closely monitors its loan to value.  The Company recently amended its Loan Policy to allow for a maximum 80% collateral advance percentage on real estate transactions.

Occasional extensions of credit occur beyond the policy thresholds of the Company’s normal collateral advance margins for real estate lending.  These loans are monitored and the balances reported to the Board every quarter. An excessive level of this practice could result in additional examiner scrutiny, competitive disadvantages and potential losses if forced to convert the collateral. The consideration of overmargined real estate loans directly relates to the capacity of the borrower to repay. Management often request additional collateral to bring the loan to value ratio within the policy guidelines and also require a strong secondary source of repayment in addition to the primary source of repayment.

Although significantly under the threshold of 100% of capital (currently approximately $29 million), the Company’s list and number of over margined real estate loans currently totals approximately $13.8 million or approximately 6.42% of its loan portfolio.

Management revised the credit rating matrix in order to rate all extensions of credit providing a more specified picture of the risk each loan poses to the quality of the loan portfolio.  There are eight possible ratings based on ten different qualifying characteristics. The ten characteristics are: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance, debt service coverage and the borrower’s leverage. In an effort to place more emphasis on borrower’s cash flow a weighted average method is used to determine the loan grade with cash flow, financial conditions, and debt service coverage being weighted triple and financial statements being weighted double. The matrix is designed to meet management’s standards and expectations of loan quality.  In addition to the rating matrix, the Company rates its credit exposure on the basis of each loan and the quality of each borrower.

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

The Bank has over 300 years of lending management experience among twelve members of its lending staff.  In addition to the lending staff the Bank has an Advisory Board for each branch comprised of business and community leaders from the specific branch’s market area.  Management meets with these boards quarterly to discuss the trends and conditions in each respective market. Management is aware of the many challenges currently facing the banking industry.  Assessing banks to replenish the insurance fund and its corresponding impact on bank profits, increased regulatory scrutiny in and or on lending practices, and pending changes in deposit and or funding source type and mix, continue to impact the Company’s environment.  As other banks look to increase earnings in the short term, the Company will continue to emphasize the need to maintain its sound lending practices and core deposit growth.

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

As of September 30, 2010, there were only four Standard Industrial Code groups that comprised more than three percent of the Bank’s total outstanding loans.  The four groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, and legal services.

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

Risk includes a function of time during which the borrower’s financial condition may change; therefore, keeping financial information up to date is important to the Bank.  The policy of the Bank is that all new loans, regardless of the customer’s history with the Bank, should have updated financial information, as long as exposure is greater than $10,000.  In addition the Company is monitoring appraisals closely as real estate values continue to decline.

The aforementioned changes to the Company’s Allowance for Loan Loss methodology were not made as a result of dramatic or patterned history of loan losses, increases in past due loans, or non-performing assets, but rather because of specific changes in the Company’s lending environment.  These changes precipitated the need for additional reserves in a period of time when the Company’s loan portfolio grew significantly (three months ended September 30, 2009).  Based on the evaluation described above, the Company recorded a provision for loan losses during the three months ended September 30, 2010 of $190,000, compared to a provision of $1,110,000 for the three months ended September 30, 2009.  At September 30, 2010 the three year average loss ratios were: .57% Commercial, .55% Consumer, .50% 1-4 Residential, .00% Real Estate Construction and .04% Real Estate Mortgage.  The three year historical loss ratio used at September 30, 2010 was .33% compared to .91% at September 30, 2009.

During the quarter ended September 30, 2010, charge-offs of $626,503 and recoveries of $4,261 were recorded to the allowance resulting in an allowance for loan losses of $2,683,980 or 1.24% of total loans, compared to charge-offs of $261,918 and recoveries of $857 resulting in an allowance loan losses of $2,013,259 or .95% of total loans at September 30, 2009.

The Bank had impaired loans totaling $3,306,161 as of September 30, 2010, compared to $1,844,204 as of September 30, 2009.  The impaired loans at September 30, 2010 include four non-accrual loans with a combined balance of $844,376. Impaired loans at September 30, 2009 included four non-accrual loans with a combined balance of $240,667. Included in the impaired loans at September 30, 2010, is one credit totaling $1,023,000 which is secured by a second mortgage. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest.  The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate.  If non-accrual loans decrease their past due status to less than 30 days for a period of three months, they are reviewed individually by management to determine if they should be returned to accrual status. There was one loan over 90 days past due still accruing interest totaling $104,103 as of September 30, 2010 and no loans over 90 days past due still accruing interest as of September 30, 2009.

Net charge-offs for the three months ended September 30, 2010 were $622,242 compared to net charge-offs of $261,061 for the three months ended September 30, 2009. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company had $360,953 of unallocated reserves at September 30, 2010 related to other inherent risk in the portfolio compared to unallocated reserves of $382,615 at September 30, 2009. Management believes the allowance for loan losses at September 30, 2010 is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.  Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required.  No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.  During the three months ended September 30, 2010, no entry was made to the allowance for unfunded loans and commitments leaving a balance of $20,825.

Other Income
Other income for the three months ended September 30, 2010, increased $45,887 or 8.91% to $560,989 from $515,102 for the three months ended September 30, 2009.  This increase is primarily due to a increase in mortgage banking income of $117,044 or 62.70% to $303,713 for the three months ended September 30, 2010 as compared to $186,669 for the three months ended September 30, 2009. Although the mortgage crisis continues, mortgage rates are at a historic low allowing for new home purchases and current home owners to refinance at lower rates. During the three months ended September 30, 2010, the Company originated $26,428,480 in mortgage loans - an increase of $2,713,060 or 11.44% compared to $23,715,420 for the three months ended September 30, 2009. The Company realized a gain of $57,756 on the sale of investment securities during the three months ended September 30, 2009 with no gain or loss realized during the three months ended September 30, 2010.   In addition, the Company realized a loss of $13,347 on the sale of other real estate owned in the three months ended September 30, 2010.

Other Expense
Bank overhead increased $140,161 or 7.54% to $1,998,737 for the three months ended September 30, 2010, from $1,858,576 for the three months ended September 30, 2009.  Salaries and employee benefits increased $59,489 or 5.55% to $1,131,616 for the three months ended September 30, 2010, from $1,072,127 for the three months ended September 30, 2009. Salaries and wages increased due to annual merit increases.  In addition the Board of Directors increased the monthly contribution to the ESOP from $10,000 in 2009 to $20,000 in 2010.  Other operating expenses increased $64,780 or 13.82% to $533,578 for the three months ended September 30, 2010, from $468,798 for the three months ended September 30, 2009.  Data processing fees increased due to the addition of remote capture and eCorp (online banking for corporations).  The other changes in non-interest expense categories reflect normal modest fluctuations between the two periods.

Income Tax Expense
For the three months ended September 30, 2010, the Company’s effective tax rate was 30.22% compared to 21.13% during the three months ended September 30, 2009.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009
Net income increased $678,426 or 42.43% to $2,277,310, or basic and diluted earnings per share of $.52 and $.52, respectively, for the nine months ended September 30, 2010, from $1,598,884, or basic and diluted earnings per share of $.36 and $.36, respectively, for the nine months ended September 30, 2009. The increase in net income between periods is primarily due to a decrease in the provision for loan losses from $1,274,000 for the nine months ended September 31, 2009 to $420,000 for the nine months ended September 30, 2010.  This decrease was based on an evaluation of the adequacy of the allowance. Average earning assets increased $11.4 million for the nine months ended September 30, 2010 as compared to the same period in 2009.  Average earning assets were $254.8 million during the nine months ended September 30, 2010 as compared to $243.4 million for the nine months ended September 30, 2009.  Average loans increased $13.9 million or 7.01% to $212.5 million for the nine months ended September 30, 2010 as compared to $198.5 million for the nine months ended September 30, 2009.  The Company realized an increase in net interest income of $649,407 for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 as a result of a 15 basis point increase in the net interest margin.

Net Interest Income
Net interest income, the major component of the Company’s net income, increased $649,407 or 8.56% to $8,233,843 for the nine months ended September 30, 2010, from $7,584,434 for the nine months ended September 30, 2009.  This increase was due to an increase in the net interest margin.  The net interest margin increased 15 basis points from 4.17% to 4.32%.  The yields on interest earning assets increased 3 basis point to 4.75% from 4.72%.  The cost of interest bearing liabilities during the nine months ended September 30, 2010 was 0.60% as compared to 0.77% for the same period in 2009 - a decrease of 17 basis points. Interest rates remain at historically low levels; however, the Company maintains a large percentage of non-interest bearing deposits which support the Company’s funding sources resulting in a strong interest margin.

Allowance for Loan Losses
The allowance for loan losses for the nine months ended September 30, 2010 was $420,000 compared to $1,274,000 for the nine months ended September 30, 2009.  Net charge-offs for the nine months ended September 30, 2010 were $763,016 compared to $690,576 for the nine months ended September 30, 2009. Charge-offs for the nine months ended September 30, 2010 were $778,819 with recoveries of $15,803 resulting in an allowance for loan losses of $2,683,980 or 1.28% of total loans.  This compares to charge-offs of $694,383 and recoveries of $3,807 for a total allowance of $2,013,259 or .95% of total loans for the nine months ended September 30, 2009.  Loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of the reserve.

Other Income
Other income for the nine months ended September 30, 2010, decreased $307,738 or 17.45% to $1,455,328 from $1,763,066 for the nine months ended September 30, 2009.  This decrease is primarily due to a decrease in mortgage banking income of $93,838 or 12.22% to $674,294 for the nine months ended September 30, 2010 as compared to $768,132 for the nine months ended September 30, 2009. Mortgage origination fees, discount fees and service release premiums decreased as a result of a lower level of refinancing activity for the nine months ended September 30, 2010 as compared to the same period in 2009.  In addition, changes to underwriting and appraisal requirements established by FNMA and FHLMC as well as changes in regulatory environment have resulted in making it harder for individuals to qualify for loans The largest change in other income came from a realized gain of $180,071 on the sale of investment securities during the nine months ended September 30, 2009 with no gain or loss realized during the nine months ended September 30, 2010.  The Company realized a loss of $13,347 on the sale of other real estate owned during the nine months ended September 30, 2010.

Other Expense
Bank overhead increased $336,515 or 5.97% to $5,974,960 for the nine months ended September 30, 2010, from $5,638,445 for the nine months ended September 30, 2009.  Salaries and employee benefits increased $272,804 or 8.64% to $3,429,996 for the nine months ended September 30, 2010, from $3,157,192 for the nine months ended September 30, 2009. Salaries and wages increased due to annual merit increases, a four month overlap of the retiring Chief Financial Officer (CFO) and the incoming CFO, and the advancement of a management trainee to a loan officer. In addition the Board of Directors increased the monthly contribution to the ESOP from $10,000 in 2009 to $20,000 in 2010.  Other operating expenses increased $62,551 or 4.16% from $1,503,952 at September 30, 2009, to $1,566,503 for the nine months ended September 30, 2009.  Data processing fees increased $28,949 due in part to the new programs branch capture and eCorp online banking.  In addition legal fees increased $28,734.  These increases were offset by a decrease in fees paid to the FDIC by 16.84% to $250,199 for the nine months ended September 30, 2010, from $300,875 for the nine months ended September 30, 2009.

Income Tax Expense
For the nine months ended September 30, 2010, the Company’s effective tax rate was 30.96% compared to 34.34% during the nine months ended September 30, 2009.

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

The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below.  The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet.  The balance of the reserve was $20,825 at September 30, 2010 and 2009. The Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $47,091,393 and $50,266,385 at September 30, 2010 and 2009, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2010 and 2009, was $521,610, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale.  The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at September 30, 2010. The Company has forward sales commitments, totaling $6.7 million at September 30, 2010, to sell loans held for sale of $6.7 million. The fair value of these commitments was not significant at September 30, 2010.  The Company has no embedded derivative instruments requiring separate accounting treatment.

Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale.  The Company’s primary liquid assets accounted for 18.90% and 21.52% of total assets at September 30, 2010 and 2009, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers.  Investment securities are an important tool in the Company's liquidity management.  Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At September 30, 2010, the Bank had short-term lines of credit totaling approximately $28,000,000 (which are withdrawable at the lender's option), with an outstanding balance of $500,000 at September 30, 2010.  Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale.  In order to establish a secondary source of liquidity, the Company has established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window.  As of September 30, 2010 the Company could borrow up to $62,362,905.   There have been no borrowings under this arrangement since it was established.

The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000 and other large deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At September 30, 2010 and 2009, the Bank's liquidity ratio was 7.43% and 8.48%, respectively.

Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders' equity at September 30, 2010 of $29,138,029.  The rate of asset growth since the Bank's inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk.  The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks.  The risk based capital ratio at September 30, 2010, for the Bank is 12.87% and at September 30, 2009 was 11.92%.  The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of September 30, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At September 30, 2010 and 2009, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Chief Financial Officer/ Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Chief Financial Officer/Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective.  During the period ending September 30, 2010, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

The Company established a Disclosure Committee on December 20, 2002. The committee is made up of the President and Chief Executive Officer, Chief Financial Officer/Executive Vice President and Treasurer, Executive Vice President, Vice President (Audit Compliance Officer), Vice President (Accounting), Assistant Vice President (Credit Department) and Vice President (Operations and Technology). This Committee meets quarterly to review the 10Q and or the 10K, to assure that the financial statements, Securities and Exchange Commission filings, and all public releases are free of any material misstatements and correctly reflect the financial position, results of operations and cash flows of the Company.  This Committee also assures that the Company is in compliance with the Sarbanes-Oxley Act.

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

November 2, 2010
	BY:	/s/Hugh C. Lane, Jr.
Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer
Executive Vice President & Treasurer