Form 10-K
period 2010-12-31
BANK OF SOUTH CAROLINA CORP
filed 2011-03-03
CIK 1007273

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer    ☐  Accelerated Filer  ☐    Non-accelerated filer  ☐    Smaller reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on June 30, 2010 was: $41,603,774

As of February 25, 2011, the Registrant has out standing 4,430,599 shares of common stock.

BANK OF SOUTH CAROLINA CORPORATION
AND SUBSIDIARY

PART I

Item 1.  Business

General

The Bank of South Carolina (the “Bank”) was organized on October 22, 1986 and opened for business as a state-chartered financial institution on February 26, 1987, in Charleston, South Carolina.  The Bank was reorganized into a wholly-owned subsidiary of Bank of South Carolina Corporation (the “Company”), effective April 17, 1995.  At the time of the reorganization, each outstanding share of the Bank was exchanged for two shares of Bank of South Carolina Corporation Stock.  The Company operates as a commercial bank from its four banking house locations.  The four banking house locations of the Bank include: 256 Meeting Street, Charleston, SC, 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC and 2027 Sam Rittenberg Boulevard, Charleston, SC.

The Company (“BKSC”) is publicly traded on the National Association of Securities Dealers Automated Quotations (NASDAQ), and is under the reporting authority of the Securities and Exchange Commission (“SEC”).  All of the Company’s electronic filings with the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on the Bank’s website, www.banksc.com, through the “Investor Relations” link. The Company’s filings are also available through the SEC’s web site at www.sec.gov or by calling 1-800-SEC-0330.

Location and Service Area

The Bank serves Berkeley, Charleston and Dorchester counties (the “Tri-County Area”) as an independent, community oriented commercial bank concentrating on individuals and small and medium-sized businesses desiring a high level of personalized services.  The principal components of the economy within the Company’s service area are service industries, medical, government and wholesale and retail trade.  Like other areas in the United States, the Company’s market area has experienced extreme volatility and disruption for more than 3 years.  According to the National Bureau of Economic Research, the United States entered an economic recession in December 2007.  The operations of the Company have been impacted by prevailing economic conditions, competition and the monetary, fiscal, and regulatory policies of governmental agencies.  Nonetheless, the Tri-County Area is expected to rebound and grow significantly in the next few years, as a result of new industry led by Boeing locating a production line of its 787 airplanes and Clemson establishing a Wind Turbine Drive Train Test Facility in Charleston, SC.

Banking Services

The Bank offers a full range of deposit services that are typically available in most banks and thrift institutions, including checking accounts, NOW Accounts, savings accounts and other time deposits of various types, ranging from daily Money Market Accounts to longer-term Certificates of Deposit.  In addition the Bank offers certain retirement account services, such as Individual Retirement Accounts (“IRAs”).  All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law, $250,000, subject to aggregate rules and limits.  In addition all funds in a “noninterest-bearing transaction accounts” and Lawyer Trust Accounts (IOLTAs) are insured in full by the FDIC from December 31, 2010 to December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

The Bank also offers a full range of commercial and personal loans.  Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment.  The Bank originates, processes and closes mortgage loans and sells (each individually) to investors on a list preapproved by the Board.  The Bank’s lending activities are subject to a variety of lending limits imposed by Federal law.  While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower, in general the direct, indirect and related credit to a single borrowing entity is limited to 10% of the Bank’s unimpaired capital and surplus and up to 15% if approved in advance by the Board of Directors.  All loans made to any director or executive officer (limited to overdraft protection) of the Bank must be approved by the Board of Directors and made on terms not more favorable than would be available to a person not affiliated with the Bank.

Other services offered by the Bank include internet banking (for individuals and businesses) including online bill pay, and remote deposit capture, allowing businesses to make deposits from its place of business.  Credit cards are offered through a correspondent banking service, including MasterCard ™ and Visa ™.  The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the Visa Debit Card Program.  This service is called "Check Card" by the Bank and also offers purchases by the cardholder where Visa debit cards are accepted worldwide using a direct charge to their checking account. Other services offered, but not limited to, include safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans.    The Bank offers a courier service and ACH origination service as part of its deposit services for commercial customers. A full portfolio of Wealth Management/Trust, Investment and Retirement services are available to Bank customers through an arrangement with Reliance Trust Company.

Competition

The financial services industry is highly competitive.  The Bank faces competition in attracting deposits and originating loans based upon a variety of factors including:
•	interest rates offered on deposit accounts
•	interest rates charged on loans
•	credit and service charges
•	the quality of services rendered
•	the convenience of banking facilities and other delivery channels and
•	in the case of loans, relative lending limits.

Direct competition for deposits and loans principally comes from local and national financial institutions as well as consumer and commercial finance companies, insurance companies, brokerage firms, some of which are not subject to the same degree of regulation and restrictions as the Bank.  Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust and international banking services, which the Bank is not providing.  The Bank does, however, provide a means for clearing international checks and drafts through a correspondent bank.

Employees

At December 31, 2010, the Bank employed 74 people, with 3 individuals considered part time employees, none of whom are subject to a collective bargaining agreement.  The Bank provides a variety of benefit programs including an Employee Stock Ownership Plan and Trust, health, life, disability and other insurance. Management believes its relationship with its employees is excellent.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations.  Changes in applicable laws or regulations may have a material effect on the Company’s business.

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is expected to result in dramatic changes across the financial regulatory system, some of which become effective immediately and others that will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years.  Uncertainty remains until final rulemaking is complete as to the ultimate impact of the Dodd-Frank Act, which could have an adverse impact either on the financial services industry as a whole or on the Company’s business, results of operations, and financial condition.  Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits generate.  The Dodd-Frank Act includes provisions that, among other things, will:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws

•
Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity

•
Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions

•
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts and Lawyer Trust Accounts (IOLTAs) at all depository institutions

•	Implement corporate governance revisions, including executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

Bank Holding Company Act

The Company is a one bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).  As a result, the Company is primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated thereunder.  Moreover, as a bank holding company located in South Carolina, the Company is also subject to the regulations of the South Carolina State Board of Financial Institutions.

Capital Requirements

The Federal Reserve Board imposes certain capital requirements on the Bank Holding Company under the Bank Holding Company Act, including a minimum leverage ratio and minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the Bank and are described under “Regulatory Capital Requirements” in the notes to the financial statements.  The ability of the Company to pay dividends depends on the Bank’s ability to pay dividends to the Company, which is subject to regulatory restrictions as described below in “Dividends”.

Standards for Safety and Soundness

The Federal Deposit Insurance Act requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to (1) internal controls, information systems and internal audit systems, (2) loan documentation, (3) credit underwriting, (4) interest rate risk exposure, and  (5) asset growth.  The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees, and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards.  These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.

Regulatory Examination

All insured institutions must undergo regular on-site examinations by their appropriate banking agency.  The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate banking agency against each institution or affiliate as it deems necessary or appropriate.  Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable.  The federal banking regulatory agencies prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	Internal controls
•	Information systems and audit systems
•	Loan documentations
•	Credit underwriting
•	Interest rate risk exposure
•	Asset quality
•	Liquidity.

Transactions with Affiliates and Insiders

The Company is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.  Such extensions of credit (1) must be made on substantially the same terms, including interest rates, and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Dividends

The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company.  As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years.  A depository institution may not pay any dividend if payment would cause the institution to become undercapitalized or if it already is undercapitalized.

Consumer Protection Regulations

Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected for the Bank are subject to state usury laws and federal laws concerning interest rates.  The Bank’s loan operations are also subject to federal laws applicable to credit transactions such as:

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers
•
The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit
•	The Fair Credit Reporting Act of 1978, governing the use of provision of information to credit reporting agencies
•	The Fair Debt Collection Act, governing the manner in which consumer debt may be collected by collection agencies
•	The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

•
The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records

•
The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit and customer’s rights and liabilities arising from the use of automated teller machines and other electronic banking services

•
Regulation DD which implements the Truth in Savings Act to enable consumers to make informed decisions about deposit accounts at depository institutions.  Regulation DD requires depository institutions to provide disclosures so that consumers can make meaningful comparisons among depository institutions.

Enforcement Powers

The Company including its management and employees are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency.  These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,000,000 a day for such violations.  Criminal penalties for some financial institution crimes have been increased to twenty years.  In addition, regulators are provided with greater flexibility to commence enforcement actions against the Company.

Anti-Money Laundering

The Company must maintain anti-money laundering programs that include (1) established internal policies, procedures, and controls, (2) a designated compliance officer, (3) an ongoing employee training program and, (4) testing of the program by an independent audit function.  The Company is prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in dealing with foreign financial institutions and foreign customers.  In addition the Company must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions.

USA Patriot Act/Bank Secrecy Act

The Company must maintain a Bank Secrecy Act that include (1) established internal policies, procedures, and controls, (2) a designated compliance officer, (3) an ongoing employee training program and, (4) testing of the program by an independent audit function.  The USA Patriot Act amended in part the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and the Company for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the US government.  These provisions include (1) requiring standards for verifying customer identification at account opening, (2) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering, and 3) filing suspicious activity reports if the Company believes a customer may be violating US laws and regulations.

Privacy and Credit Reporting

The Company is required to disclose its policies for collecting and protecting confidential information.  Customers generally may prevent the Company from sharing nonpublic personal information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer.

Check 21

The Check Clearing For the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  The following are some of the major provisions:

•	Allowing check truncation without making it mandatory
•	Demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law
•	Legalizing substitutions for and replacement of paper checks without agreement from consumers
•	Retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individuals agreements are in place
•
Requiring that when account holders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid

•	Requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

Item 1A. Risk Factors

Not applicable

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

The Company’s headquarters is located at 256 Meeting Street in downtown Charleston, South Carolina.  This site is also the location of the main office of its subsidiary, The Bank of South Carolina.  In addition to the Meeting Street location, the Bank operates from three additional locations: 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mount Pleasant, SC, and 2027 Sam Rittenberg Boulevard, Charleston, SC.  The Bank’s mortgage department is located at 1071 Morrison Drive, Charleston, SC.  The Company owns the 2027 Sam Rittenberg Boulevard location which also houses the Operations Department of the Bank.  All other locations are leased. The owned location does not have any major encumbrances and all of the leases have renewal options.  Each of the banking locations are suitable and adequate for banking operations.

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

PART II

Item 5.  Market for the Company's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

There were issued and outstanding 4,429,866 shares of the 12,000,000 authorized shares of common stock of the Company at the close of the Company's fiscal year ended December 31, 2010.  These outstanding shares were held by approximately 1,200 shareholders in nominee names and of record on December 31, 2010.  The common stock of the Company is traded on The NASDAQ Capital Market under the trading symbol “BKSC”.

The following table sets forth the high and low sales price information as reported by NASDAQ in 2010, 2009 and 2008. All information has been adjusted for a 10% stock dividend declared on August 26, 2010.

	High	Low	Dividends
2010
Quarter ended March 31, 2010	$10.35	$8.64	$0.10
Quarter ended June 30, 2010	$10.96	$8.91	$0.10
Quarter ended September 30, 2010	$11.93	$8.87	$0.10
Quarter ended December 31, 2010	$12.44	$10.18	$0.10
2009
Quarter ended March 31, 2009	$11.71	$9.09	$0.16
Quarter ended June 30, 2009	$12.22	$9.32	$0.16
Quarter ended September 30, 2009	$13.36	$10.13	$0.00
Quarter ended December 31, 2009	$11.68	$8.64	$0.00
2008
Quarter ended March 31, 2008	$13.64	$12.27	$0.16
Quarter ended June 30, 2008	$13.65	$11.78	$0.16
Quarter ended September 30, 2008	$13.31	$10.28	$0.16
Quarter ended December 31, 2008	$12.26	$8.27	$0.16

As of January 1, 2011, there were approximately 1,200 shareholders of record with shares held by individuals and in nominee names, and on February 25, 2011, the market price for the common stock of the Company was $11.82.

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

At its December 1995 Board Meeting, the Board of Directors authorized the repurchase of up to 128,108 shares of its common stock on the open market. At its October, 1999 Board meeting, the Board of Directors authorized the repurchase up to 41,593 shares of its common stock on the open market and again at its September, 2001 Board meeting, the Board of Directors authorized the repurchase of up to 49,912 shares of its common stock on the open market.  As of the date of this report, 219,451 shares have been repurchased by the Company with 162 shares remaining that are authorized to be repurchased.  At the Annual Meeting April 2007, the shareholders’ voted to increase the number of authorized shares from 6,000,000 to 12,000,000.  As of February 25, 2011, there are 4,650,050 shares of common stock issued and 4,430,599 shares of common stock outstanding (updated for a 10% stock dividend declared on August 26, 2010).

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. The Board of Directors of the Bank approved the cash contribution of $240,000 to The Bank of South Carolina Employee Stock Ownership Plan for the fiscal year ended December 31, 2010.  The contribution was made during 2010.  An amendment and restatement was made to the Employee Stock Ownership Plan effective January 1, 2007 and approved by the Board of Directors January 18, 2007.  An employee of the Bank is eligible to become a participant in the ESOP upon reaching 21 years of age and credited with one year of service (1,000 hours of service). The employee may enter the Plan on the January 1st that occurs nearest the date on which the employee first satisfies the age and service requirements described above. No contributions by employees are permitted.  The amount and time of contributions are at the sole discretion of the Board of Directors of the Bank.  The contribution for all participants is based solely on each participant's respective regular or base salary and wages paid by the Bank including commissions, bonuses and overtime, if any.

A participant becomes vested in the ESOP based upon the employees credited years of service.  The vesting schedule is as follows:
•	1 year of service	0% Vested
•	2 Years of Service	25% Vested
•	3 Years of Service	50% Vested
•	4 Years of Service	75% Vested
•	5 Years of Service	100% Vested

The Bank is the Plan Administrator.  Thomas C. Stevenson, III, David R. Schools, Fleetwood S. Hassell, Sheryl G. Sharry and Hugh C. Lane, Jr., currently serve as the Plan Administrative Committee and as Trustees for the Plan. The Plan currently owns 254,737 shares of common stock of Bank of South Carolina Corporation.

Item 6.  Selected Financial Data

Consolidated Financial Highlights
	2010	2009	2008	2007	2006
For December 31:
Net Income	$3,110,513	$1,869,854	$2,939,297	$3,831,244	$3,928,263
Selected Year End Balances:
Total Assets	280,521,267	265,914,758	243,665,930	225,157,090	243,472,740
Total Loans (1)	213,933,980	217,315,936	183,538,172	158,329,035	162,557,288
Investment Securities Available for Sale	39,379,613	36,862,345	37,896,250	35,840,019	40,897,855
Federal Funds Sold	19,018,104	3,779,693	13,352,303	18,357,674	26,857,657
Interest Bearing Deposits in Other Banks	8,302	8,269	8,212	8,109	7,990
Earning Assets	272,339,999	257,966,243	234,794,937	212,534,837	230,320,790
Deposits	250,436,975	229,837,680	214,786,515	197,346,458	215,316,901
Shareholders' Equity	28,718,882	27,567,197	26,808,064	25,692,570	23,640,431
Weighted Average Shares Outstanding-Diluted	4,416,065	4,394,366	4,375,485	4,368,484	4,340,521

For the Year:
Selected Average Balances:
Total Assets	266,100,518	257,195,300	228,987,689	236,019,185	232,257,502
Total Loans (1)	212,960,118	202,885,118	165,905,847	162,006,962	159,659,211
Investment Securities Available for Sale	37,410,074	37,325,137	37,210,126	38,810,306	39,330,090
Federal Funds Sold and Resale Agreements	6,845,909	7,095,852	14,475,859	22,548,768	19,893,084
Interest Bearing Deposits in Other Banks	8,288	8,241	510,894	8,049	7,931
Earning Assets	257,224,389	247,314,348	218,102,726	223,374,085	218,890,316
Deposits	233,712,645	223,770,359	200,955,703	209,104,665	207,459,557
Shareholders' Equity	28,606,139	27,546,030	26,470,992	24,841,050	22,841,402

Performance Ratios:
Return on Average Equity	10.87%	6.79%	11.10%	15.42%	17.20%
Return on Average Assets	1.17%	.73%	1.28%	1.62%	1.69%
Average Equity to Average Assets	10.75%	10.71%	11.56%	10.53%	9.83%
Net Interest Margin	4.32%	4.18%	4.71%	5.13%	5.24%
Net (Recoveries) Charge-offs to Average Loans	.36%	.38%	.06%	(0.01)%	(0.02)%
Allowance for Loan Losses as a Percentage of Total Loans (excluding mortgage loans held for sale)	1.41%	1.42%	.79%	.85%	.82%

Per Share:
Basic Earnings	$0.70	$0.43	$0.67	$0.88	$0.92
Diluted Earnings	0.71	0.43	0.67	0.88	0.91
Year End Book Value	6.48	6.26	6.74	6.50	6.02
Cash Dividends Declared	0.40	0.32	0.64	0.62	0.67
Dividend Payout Ratio	54.27%	68.28%	86.44%	63.88%	63.76%

Full Time Employee Equivalents	72	72	67	68	67
(1)	Including mortgage loans held for sale

All share and per share data have been restated to reflect a 10% stock dividend declared on August 26, 2010 and a 25% stock dividend declared on April 11, 2006.

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

	For Years Ended
	December 31,
	2010	2009	2008	2007	2006
Operating Data:

Interest and fee income	$12,166,183	$11,671,949	$12,146,820	$16,482,178	$16,169,958
Interest expense	1,066,391	1,336,329	1,878,778	5,023,086	4,696,492
Net interest income	11,099,792	10,335,620	10,268,042	11,459,092	11,473,466
Provision for loan losses	670,000	2,369,000	192,000	40,000	240,000
Net interest income after provision for loan losses	10,429,792	7,966,620	10,076,042	11,419,092	11,233,466
Other income	2,050,350	2,264,056	1,472,854	1,543,869	1,467,393
Other expense	7,973,671	7,589,461	7,181,641	7,085,401	6,703,716
Income before income taxes	4,506,471	2,641,215	4,367,255	5,877,560	5,997,143
Income tax expense	1,395,958	771,361	1,427,958	2,046,316	2,068,880
Net income	$3,110,513	$1,869,854	$2,939,297	$3,831,244	$3,928,263
Basic income per share	$0.70	$0.43	$0.67	$0.88	$0.92
Diluted income per share	$0.70	$0.43	$0.67	$0.88	$0.91
Weighted average common shares-basic	4,416,065	4,390,835	4,362,812	4,337,374	4,290,778
Weighted average common shares – diluted	4,416,065	4,394,366	4,375,485	4,368,484	4,340,521
Dividends per common share	$0.40	$0.32	$0.64	$0.62	$0.67

	As of
	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:

Investment securities available for sale	$39,379,613	$36,862,345	$37,896,250	$35,840,019	$40,897,855
Total loans (1)	213,933,980	217,315,936	183,538,172	158,329,035	162,557,288
Allowance for loan losses	2,938,588	3,026,997	1,429,835	1,355,099	1,294,994
Total assets	280,521,267	265,914,758	243,665,930	225,170,090	243,472,740
Total deposits	250,436,975	229,837,680	214,786,515	197,346,458	215,316,901
Shareholders' equity	28,718,882	27,567,197	26,808,064	25,692,570	23,640,431

(1) Including Mortgage loans to be sold

All share and per share data have been restated to reflect a 10% stock dividend declared on August 26, 2010, and a 25% stock dividend declared on April 11, 2006.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is included to assist the Shareholder in understanding the Company’s financial condition, results of operations, and cash flow.  This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in Item 8 of this report and the supplemental financial data appearing throughout this report.  Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report including information included or incorporated by reference in this document, contains statements which constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1934.  Forward looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of the Company.  Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance.  Actual results may differ materially from those anticipated in any forward-looking statements.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,”, “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the SEC”) and the following:

•	Risk from changes in economic, monetary policy, and industry conditions
•	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources
•	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation
•	Risk inherent in making loans including repayment risks and changes in the value of collateral
•	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans
•	Level, composition, and re-pricing characteristics of the securities portfolio
•	Deposit growth, change in the mix or type of deposit products and services
•	Continued availability of Senior Management
•	Technological changes
•	Ability to control expenses
•	Changes in compensation
•	Risks associated with income taxes including potential for adverse adjustments
•	Changes in accounting policies and practices
•	Changes in regulatory actions, including the potential for adverse adjustments
•	Recently enacted or proposed legislation
•	Current disarray in the financial service industry.

All forward-looking statements in this report are based on information available to the Company as of the date of this report.  Although Management believes that the expectations reflected in the forward-looking statements are reasonable, Management cannot guarantee that these expectations will be achieved.  The Company will undertake no obligation to update any forward -looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.  In addition, certain statements in future filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward looking statements.

OVERVIEW

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $280.5 million in assets as of December 31, 2010 and net income of $833,203 and $3,110,513, respectively, for the three and twelve months ended December 31, 2010.  The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”).  The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester, and Berkeley counties of South Carolina.  The Bank’s original and current business plan is to be a full service financial institution specializing in personal service, responsiveness, attention to detail, and long standing relationships.

The following is a discussion of the Company’s financial condition and the results of operations as of December 31, 2010 as compared to December 31, 2009 and December 31, 2009 as compared to December 31, 2008.  The Company derives most of its income from interest on loans and investments (interest bearing assets).  The primary source of funding for making these loans and investments is the Company’s interest and non-interest bearing deposits. One of the key measures of the Company’s success is the amount of net interest income, or the difference between the income on its interest earning assets, such as loans and investments, and the expense on its interest bearing liabilities such as deposits.  Another key measure is the spread between the yield the Company earns on these interest bearing assets and the rate the Company pays on its interest bearing liabilities.

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

In addition to earning interest on loans and investments, the Company also earns income through fees and other expenses it charges to the customer.  The following discussion includes various components of this noninterest income as well as our non-interest expenses.  The discussion and analysis also identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.  In addition, a number of tables have been included to assist in the discussion.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2010 TO DECEMBER 31, 2009

Net income increased $1,240,659 or 66.35% to $3,110,513 for the year ended December 31, 2010 from $1,869,854 for the year ended December 31, 2009.  Basic and diluted earnings per share increased from $.43 for the year ended December 31, 2009 to $.70 for the year ended December 31, 2010.  During the year ended December 31, 2009, Management made the decision to strengthen the reserve for loan losses, based on a specific impaired loan and increases in environmental factors, with a provision of more than $2,000,000.  The provision for loan losses of $670,000 for the year ended December 31, 2010 was a decrease of $1,699,000 from the year ended December 31, 2009.  This change in the provision for loan losses is the primary cause for the increase in net income in 2010.

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

Net interest income increased $764,172 or 7.39% to $11,099,792 for the year ended December 31, 2010 from $10,335,620 for the year ended December 31, 2009. Total interest and fee income increased $494,234 or 4.23% to $12,166,183 for the year ended December 31, 2010 from $11,671,949 for the year ended December 31, 2009.  Interest and fees on loans increased $539,037 or 5.31% to $10,693,501 from $10,154,464 for the years ended December 31, 2010 and 2009, respectively.  This increase was due to an increase of $10,075,000 in average loans from $202,885,118 for the year ended December 31, 2009 to $212,960,118 for the year ended December 31, 2010.   Improved pricing on the Company’s loan portfolio also contributed to this increase.  Interest and dividends on investment securities decreased $44,176 or 2.94% from $1,503,907 to $1,459,731 for the years ended December 31, 2009 and 2010, respectively.  This decrease was primarily due to $6,000,000 in investment securities maturing during 2010 and being re-invested at lower rates.  The Company has $9,000,000 in investment securities that will mature at various times in 2011 and with no improvement in interest rates expected in the near future, these investments will be re-invested also at significantly lower rates. Average interest earning assets increased $9,910,042 to $257,224,390 with a yield of 4.73% for the year ended December 31, 2010 from $247,314,348 at the year ended December 31, 2009.  In addition to the increase in average loans mentioned above, average investments securities available for sale increased from $37,325,137 with a yield of 4.03% for the year ended December 31, 2009 to $37,410,074 with a yield of 3.90% at December 31, 2010.

Average interest bearing liabilities increased $5,176,898 to $184,291,466 for the year ended December 31, 2010 from $179,114,568 at December 31, 2009.  The yield on average interest bearing liabilities decreased 17 basis points from .75% in 2009 to .58% in 2010.   The increase in average interest bearing liabilities was less than the increase in average interest bearing assets which resulted in an increase in net average assets thereby contributing to the increase in the net interest margin from 4.18% in 2009 to 4.32% in 2010.

Interest expense decreased $269,938 or 20.20% to $1,066,391 for the year ended December 31, 2010, from $1,336,329 for the year ended December 31, 2009.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  One of the provisions under this law is for the Federal Deposit Insurance Corporation (FDIC) to provide unlimited federal deposit insurance for non-interest-bearing demand transaction accounts.  The Company’s non-interest bearing demand accounts increased $8,490,186 or 17.54% from $48,394,049 for at December 31, 2009 to $56,884,235 for the year ended December 31, 2010. In addition interest rates remain at historically low rates resulting in lower rates paid on deposits as well as lower rates paid on short term borrowings.

The provision for loan losses is a charge to earnings in a given period to maintain the allowance for loan losses at an adequate level. Provision for loan losses decreased $1,699,000 or 71.72% to $670,000 for the year ended December 31, 2010 from $2,369,000 for the year ended December 31, 2009. Outstanding loans decreased from $217,315,936 at December 31, 2009 to $213,933,980 at December 31, 2010, as a result of very soft loan demand.  Accordingly, an evaluation of the adequacy of the allowance for loan losses resulted in a reduction in the provision for loan losses.  The allowance for loan losses represents an amount which management believes will be adequate to absorb probable losses on existing loans that may become uncollectible. Management’s judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which Management believes to be reasonable, but which may or may not prove to be accurate. Management’s determination of the allowance of loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix and size of the Company’s overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, the Company’s historical loan loss experience, and a review of specific problem loans.  Recognized losses are charged to the allowance with subsequent recoveries added back.

The allowance consists of an allocated and unallocated allowance.  The allocated portion is determined by types and ratings of loans within the portfolio.  The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses.  The Company had $592,647 in unallocated reserves at December 31, 2010 as compared to $842,158 at December 31, 2009.  This decrease is the result of the ongoing economic downturn experienced throughout the market and the nation resulting in a decrease in loan demand and total outstanding loans.  Management believes this amount is appropriate and properly supported through the environmental factors of its Allowance for Loan Losses.  Although specific percentages have been assigned to these factors, the effects of the duration of a high or low factor are much more difficult to quantify.  Accordingly, Management believes that in this credit cycle, it is prudent to keep this level of unallocated reserves and that doing so is both consistent and appropriate for its Allowance for Loan Loss methodology.

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

During 2010, the Company recorded net charge-offs of $758,409 as compared to net charge-offs of $771,838 in 2009.  Impaired loans at December 31, 2010 totaled $3,559,528 an increase of 42.27% over total impaired loans of $2,502,002 at December 31, 2009.  Impaired loans include non accrual loans of $945,328 at December 31, 2010 and $627,373 at December 31, 2009, and one restructured loan of $153,015 at December 31, 2010.  There were no restructured loans at December 31, 2009.  There were no loans at December 31, 2010 or 2009, over 90 days past due that were still accruing interest.

Non-interest income decreased $213,706 from $2,264,056 for the year ended December 31, 2009 to $2,050,350 for the year ended December 31, 2010.  This decrease was primarily due to the decrease in mortgage banking income as well as the difference of recognizing a gain on the sale of securities of $180,071 in 2009 with no gain or loss recognized in 2010.    Loan origination fees and the service release premiums decreased as the Company originated 83 fewer mortgage loans for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  The Company originated 342 mortgage loans in 2010 compared to 425 in 2009.

Non-interest expenses increased $384,210 or 5.06% to $7,973,671 for the year ended December 31, 2010 from $7,589,461 for the year ended December 31, 2009.  This increase is primarily due to an increase in salaries and employee benefits.  Salaries and wages increased due to annual merit increases.  In addition the Board of Directors increased the monthly contribution to the ESOP from $10,000 in 2009 to $20,000 in 2010. Net occupancy expense also increased $36,242 or 2.83% to $1,316,986 for the year ended December 31, 2010 as compared to $1,280,744 for the year ended December 31, 2009.   During 2010 the Company moved its Mortgage Department from its main banking house at 256 Meeting Street to a new office on Morrison Drive in Charleston, SC.  This move resulted in an increase in rental expense of $2,000 a month as well as an increase in utilities.  The Company also saw an increase in other operating expenses with data processing fees increasing $60,681 due to the addition of remote capture and eCorp (online banking for corporations).  Fees paid to the FDIC decreased $113,011 from $446,829 for the year ended December 31, 2009 to $333,817 for the year ended December 31, 2010.

Income tax expense increased 80.97% to $1,395,958 at December 31, 2010 from $771,361 at December 31, 2009, due to an increase in income before taxes, primarily as the result of a decrease of $1,699,000 in the provision for the allowance for loan losses. The Company’s effective tax rate was approximately 30.98% for the year ended December 31, 2010 compared to 29.20% for the year ended December 31, 2009.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2009 TO DECEMBER 31, 2008

Net income of $1,869,854, for the year ended December 31, 2009 was a decrease of $1,069,443 or 36.38% from $2,939,297 for the year ended December 31, 2008.  Basic and diluted earnings per share decreased from $.67 for the year ended December 31, 2008 to $.43 for the year ended December 31, 2009.  The decrease in net income is primarily due to the decision by the Company to strengthen its reserves for loan losses by more than $2,000,000 in the second half of 2009.

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

The provision for loan losses is a charge to earnings in a given period to maintain the allowance for loan losses at an adequate level.  The provision for loan losses was $2,369,000 for the year ended December 31, 2009 as compared to $192,000 for the year ended December 31, 2008, increasing the allowance for loan losses to $3,026, 997 at December 31, 2009 from $1,429,835 at December 31, 2008. Approximately $1,000,000 of this contribution made in the third quarter was the result of significant growth of the loan portfolio.  An additional $1,000,000 was added in the fourth quarter to fully account for and allocate to the total exposure of a specific credit.  The allowance for loan losses represents an amount which Management believes will be adequate to absorb probable losses on existing loans that may become uncollectible.  Management’s judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which Management believes to be reasonable, but which may or may not prove to be accurate. Management’s determination of the allowance of loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix and size of the Company’s overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, the Company’s historical loan loss experience, and a review of specific problem loans.  Recognized losses are charged to the allowance with subsequent recoveries added back.

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

Non-interest income increased $791,202 or 53.72%, to $2,264,056 for the year ended December 31, 2009, from $1,472,854 for the year ended December 31, 2008.  Service charge, fees and commissions increased $64,756 as a result of an increase of $128,586 or 61.62% in service charges on business accounts offset by a decrease of $55,249 or 15.84% in overdraft fees.  Mortgage banking income increased $548,047 to $1,020,373 for the year ended December 31, 2009, from $472,326 for the year ended December 31, 2008.  This increase included an increase for the period of $966,763 in service release premiums, $291,864 in loan origination fees and $130,016 in discount fees earned.  With these increases come increases in mortgage expenses.  Discount fees paid on mortgage loans increased $431,061 and commissions increased $432,210 in 2009.  Interest rates on mortgage loans decreased during 2009 allowing homeowners to refinance at lower rates.  In addition this growth was also attributed to first-time homebuyers enticed by low interest rates, falling prices and an $8,000 federal tax credit. In addition the Company recognized a gain of $177,881 on the sale of $10,175,000 available for sale securities and a gain of $2,190 on a $660,000 Municipal Security called during the year ended December 31, 2009. The Company recognized a loss of $238 on a $520,000 Municipal Security called during the year ended December 31, 2008.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

ASSET AND LIABILITY MANAGEMENT

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. At year end 2010, total assets were $280,521,267 an increase of 5.49% from year end 2009, total deposits were $250,436,975, an increase of 8.96% from the end of the previous year, while short-term borrowings, consisting of Demand Notes Issued to U.S. Treasury and funds borrowed from the Federal Reserve Bank’s Term Auction Facility (TAF), decreased $7,239,256 or 90.41% to $767,497 at December 31, 2010 from $8,006,753 at December 31, 2009. (See “Short Term Borrowings” for further discussion)

At December 31, 2010, approximately 97.06% of the Company’s assets were earning assets composed of U.S. Treasury, Government Sponsored Enterprises and Municipal Securities in the amount of $39,379,613, Federal Funds Sold and interest bearing deposits in other banks in the amount of $19,026,406 and total loans including mortgage loans held for sale in the amount of $213,933,980.

The yield on a majority of the Company’s earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company’s liabilities are issued with fixed terms and can be repriced only at maturity.  In 2006, net interest margin increased 66 basis points to 5.24% for the year ended December 31, 2006, from 4.58% at December 31, 2005, as a result of an increase in loan growth. The Bank’s net interest margin decreased 11 basis points from 5.24% at December 31, 2006 to 5.13% at December 31, 2007 due to a decrease in interest rates and a decrease in loan growth. During the year ended December 31, 2008 the net interest margin decreased from 5.13% at December 31, 2007 to 4.71%.  The net interest margin was 4.18% and 4.32% at December 31, 2009 and 2010, respectively.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. For the Company, this risk is constituted primarily of interest rate risk in its lending and investing activities as they relate to their funding by deposit and borrowing activities.

The Bank’s policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities and to attempt to maintain an asset sensitive position over a 6 month period.  By adhering to this policy, Management anticipates that the Bank’s net interest margins will not be materially affected unless there is a extraordinary precipitous drop in interest rates.   The average net interest rate spread for 2010 increased to 4.15% from 3.97% for 2009 and the average net interest margin for 2010 increased to 4.32% from 4.18% for 2009.  Management will continue to monitor its asset sensitive position.

Since the rates on most of the Bank’s interest bearing liabilities can vary on a daily basis, Management continues to maintain a loan portfolio priced predominately on a variable rate basis; however, in an effort to protect future earnings in a declining rate environment, the Bank offers certain fixed rates, interest rate floors, and terms primarily associated with real estate transactions. The Bank seeks stable, long-term deposit relationships to fund its loan portfolio.  The Bank does not have any Brokered Deposits.

At December 31, 2010, the average maturity of the investment portfolio was 5 years 6.91 months with an average yield of 3.46% compared to 4 years 9.28 months with an average yield of 4.14% at December 31, 2009.  Although there is greater market risk with maturity extension, Management feels that the core deposit base minimizes the need to sell securities, and the maturity extension of the investment portfolio improves the yield on the portfolio.

The Company does not take foreign exchange or commodity risks.  In addition the Company does not own mortgage-backed securities, nor does it have any exposure to the sub-prime market or any other distressed debt instruments.

The following table summarizes the Bank’s interest sensitivity position as of December 31, 2010:

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less			Estimated
Earning Assets		Than 3	Than 6	Than 1	Than 5	5 years		Fair
(in 000’s)	1 Day	Months	Months	Year	Years	or More	Total	Value

Loans (1)	$146,688	$11,370	$14,529	$10,244	$30,983	$119	$213,933	$218,670
Investment securities (2)	-	6,158	3,016	446	9,465	19,897	38,982	39,380
Short term investments	8	-	-	-	-	-	8	8
Federal funds sold	19,018	-	-	-	-	-	19,018	19,018
Total	$165,714	$17,528	$17,545	$10,690	$40,448	$20,016	$271,941	$277,076

Interest Bearing Liabilities
(in 000's)

CD's and other time deposits 100,000 and over	$-	$18,412	$14,052	$12,450	$609	$-	$45,523	$45,678
CD's and other time deposits under 100,000	118	6,087	4,341	5,412	1,802	-	17,760	17,919
Money market and interest bearing demand accounts	118,402	-	-	-	-	-	118,402	118,402
Savings	11,867	-	-	-	-	-	11,867	11,867
Short term borrowings	767	-	-	-	-	-	767	767
	$131,154	$24,499	$18,393	$17,862	$2,411	$-	$194,319	$194,633

Net	$34,560	$(6,971)	$(848)	$(7,172)	$38,037	$20,016	$77,622	$82,443
Cumulative		$27,589	$26,741	$19,569	$57,606	$77,622

(1)	Including mortgage loans held for sale.
(2)	At amortized cost

LIQUIDITY

Historically, the Company has maintained its liquidity at levels believed by Management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets. The following table summarizes future contractual obligations as of December 31, 2010:

	Payment Due by Period
	Total	Less than 1 Year	1-5 Years	After 5 Years
Contractual Obligations (in 000's)
Time deposits	$63,283	$60,872	$2411	$-
Short-term borrowings	767	767
Operating leases	3,366	530	2,127	709
Total contractual cash obligations	$67,416	$62,169	$4,538	$709

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

Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers.  Investment securities are an important tool in the Company's liquidity management.  Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as Available for Sale.  Net cash provided by operations and deposits from customers have been the primary sources of liquidity for the Company.  At December 31, 2010, the Bank had unused short-term lines of credit totaling approximately $23,000,000 (which can be withdrawn at the lender's option).  Additional sources of funds available to the Company for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale.  In order to establish a secondary source of liquidity, the Company established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window up to $61,350,091 at December 31, 2010. The Company has also pledged Municipal Securities with a market value of $1,010,197 to the Federal Reserve Discount Window. In addition, in 2009 the Company borrowed $7,500,000 from the Federal Reserve Bank’s Term Auction Facility (TAF) at a rate of .25% for a term of forty-two days.  The Board of Governor’s of the Federal Reserve System established this program to allow depository institutions to place a bid for an advance from its local Federal Reserve Bank at a fixed interest rate determined via centralized single-price auction.  This loan was paid off by the Company on April 8, 2010.

Composition of Average Assets

	2010	2009	2008	2007	2006
Loans (1)	$212,960,118	$202,885,118	$165,905,847	$162,006,962	$159,659,211
Investment securities available for sale	37,410,074	37,325,137	37,210,126	38,810,306	39,330,090
Federal funds sold and other investments	6,854,198	7,104,093	14,986,753	22,556,817	19,901,015
Non-earning assets	8,876,128	9,880,952	10,884,963	12,645,100	13,367,186

Total average assets	$266,100,518	$257,195,300	$228,987,689	$236,019,185	$232,257,502

(1) Including mortgage loans held for sale

Average earning assets increased by $9,910,042 from 2009 to 2010. Average earning assets increased primarily as a result of an increase in average loans.  Average loans increased $10,075,000 or 4.97% from $202,885,118 for the year ended December 31, 2009 to $212,960,118 for the year ended December 31, 2010.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates:

	2010 vs. 2009			2009 vs. 2008			2008 vs. 2007
			Net Dollar			Net Dollar			Net Dollar
	Volume	Rate	Change (1)	Volume	Rate	Change (1)	Volume	Rate	Change (1)
Loans (2)	$505,801	$33,236	$539,037	$2,045,844	$(2,110,432)	$(64,588)	$319,364	$(3,669,928)	$(3,350,564)
Investment securities available for sale	3,415	(47,591)	(44,176)	4,959	(110,125)	(105,166)	(72,076)	(111,928)	(184,004)
Federal funds sold and and other investments	(473)	(154)	(627)	(113,836)	(191,281)	(305,117)	(289,842)	(510,948)	(800,790)
Interest Income	$508,744	$(14,510)	$(494,234)	$1,936,967	$(2,411,838)	$(474,871)	$(42,554)	$(4,292,804)	$(4,335,358)

Interest-bearing transaction accounts	$9,831	$(30,786)	$(20,955)	$51,505	$(387,556)	$(336,051)	$(78,764)	$(2,224,793)	$(2,303,557)
Savings	4,751	(3,251)	1,499	2,484	(34,835)	(32,351)	(46,710)	(184,617)	(231,327)
Time deposits	2,486	(247,677)	(245,190)	416,787	(596,021)	(179,234)	(41,587)	(536,798)	(578,385)
Federal funds purchased	116	(1,709)	(1,594)	4,200	(74)	4,126	64	0	64
Demand notes issued to U.S.Treasury	-	-	-	(1,801)	(7,258)	(9,059)	(9,429)	(21,674)	(31,103)
Term auction facility	(6,082)	2,383	(3,699)	10,120	-	10,120	-	-	-
Interest expense	$11,102	$(281,040)	$(269,938)	$483,295	$(1,025,744)	$(542,449)	$(176,426)	$(2,967,882)	$(3,144,308)
Increase (decrease) in net interest income			$764,172			$67,758			$(1,191,050)
(1)  Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.
(2)  Including mortgage loans held for sale

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate (1)	Balance	Earned	Rate (1)	Balance	Earned	Rate (1)

Interest-Earning Assets
Loans (2)	$212,960,118	$10,693,501	5.02%	$202,885,118	$10,154,464	5.01%	$165,905,847	$10,219,052	6.16%
Investment securities available for sale	37,410,074	1,459,731	3.90%	37,325,137	1,503,907	4.03%	37,210,126	1,609,073	4.32%
Federal funds sold	6,845,910	12,918	0.19%	7,095,852	13,520	0.19%	14,475,859	296,145	2.05%
Other investments	8,288	33	0.40%	8,241	58	0.70%	510,894	22,550	4.41%
Total earning assets	$257,224,390	$12,166,183	4.73%	$247,314,348	$11,671,949	4.72%	$218,102,726	$12,146,820	5.57%

Interest-Bearing Liabilities:
Interest bearing transaction accounts	$113,363,097	$207,983	0.18%	$108,542,471	$228,938	0.21%	$98,697,073	$564,989	0..57%
Savings	11,557,910	22,849	0.20%	9,289,183	21,350	0.23%	8,860,083	53,701	0.61%
Time deposits	56,346,883	826,541	1.47%	56,216,166	1,071,731	1.91%	39,638,075	1,250,965	3.16%
Federal funds purchased	592,260	2,596	0.44%	575,890	4,190	0.73%	2,732	64	2.34%
Demand notes issued to U.S. Treasury	438,165	-	0.00%	442,913	-	0.00%	589,089	9,059	1.54%
Term auction facility	1,993,151	6,421	0.32%	4,047,945	10,120	0.25%	-	-	0.00%
Total interest bearing liabilities	$184,291,466	$1,066,391	0.58%	$179,114,568	$1,336,329	0.75%	$147,787,052	$1,878,778	1.27%
Net interest spread			4.15%			3.97%			4.30%
Net interest margin			4.32%			4.18%			4.71%
Net interest income		$11,099,792			$10,335,620			$10,268,042

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis.
(2)	Average loan balances include non-accrual loans and mortgage loans held for sale.

INVESTMENT PORTFOLIO

The following is a schedule of the Bank’s investment portfolio as of December 31, 2010, December 31, 2009, and December 31, 2008:

	DECEMBER 31, 2010
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$9,055,078	$8,784	$40,425	$9,023,437
Government-Sponsored Enterprises	6,013,897	86,648	-	6,100,545
Municipal Securities	23,913,091	577,462	234,922	24,255,631

Total	$38,982,066	$672,894	$275,347	$39,379,613

	DECEMBER 31, 2009
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Bills	$2,981,338	$137,256	$-	$3,118,594
Government-Sponsored Enterprises	12,026,844	514,975	-	12,541,819
Municipal Securities	20,615,647	675,572	89,287	21,201,932

Total	$35,623,829	$1,327,803	$89,287	$36,862,345

	DECEMBER 31, 2008
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Bills	$2,964,269	$262,137	$-	$3,226,406
Government-Sponsored Enterprises	21,018,810	998,158	-	22,016,968
Municipal Securities	12,489,652	183,123	19,899	12,652,876

Total	$36,472,731	$1,443,418	$19,899	$37,896,250

The Bank’s investment portfolio had a weighted average yield of 3.46%, 4.14% and 4.38% for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, there were two US Treasury Notes with an unrealized loss of $40,425 and fourteen Municipal Securities with an unrealized loss of $234,922 as compared to four Municipal Securities with an unrealized loss of $89,287, December 31, 2009.  These investments are not considered other-than-temporarily impaired.  The Company has the ability and the intent to hold these investments until a market price recovery or maturity.  The unrealized losses on these investments were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

LOAN PORTFOLIO COMPOSITION

The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets.  At December 31, 2010, outstanding loans (plus deferred loan fees of $17,306) totaled $208,025,664, which equaled 83.07% of total deposits and 74.16% of total assets.  Substantially all loans were to borrowers located in the Company’s market area in the counties of Charleston, Dorchester and Berkeley in South Carolina.

Because lending activities comprise such a significant source of revenue, the Company’s main objective is to adhere to sound lending practices.  The Loan Committee of the Board of Directors meets monthly to evaluate the adequacy of the Allowance for Loan Losses and to review all loans resulting in credit exposure of $10,000.

The following is a schedule of the Bank’s loan portfolio, excluding mortgage loans and deferred loan fees, as of December 31, 2010, as compared to December 31, 2009, 2008, 2007 and 2006:

	Book Value (in 000’s)
Type	2010	2009	2008	2007	2006
Commercial and industrial loans	$52,216	$48,719	$46,840	$51,443	$53,609
Real estate loans	149,710	158,961	127,405	98,738	99,932
Loans to individuals for household, family and other personal expenditures	5,868	6,036	5,667	5,507	4,872
All other loans (including overdrafts)	214	179	226	709	259
Total Loans (excluding unearned income)	$208,008	$213,895	$180,138	$156,397	$158,672

The Bank had no foreign loans or loans to fund leveraged buyouts (LBO’s) during 2010, 2009, 2008, 2007, or 2006.

The following table presents the contractual terms to maturity for loans outstanding at December 31, 2010.  Demand loans, loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less.  The table does not include an estimate of prepayments, which can significantly affect the average life of loans and may cause the Company’s actual principal experience to differ from that shown.

	SELECTED LOAN MATURITY (IN 000’S)
	One year or less	Over one but less than five years	Over five years	Total

Type
Commercial and industrial loans	$30,518	$19,075	$2,623	$52,216
Real estate loans	46,115	55,344	48,251	149,710
Loans to individuals for household, family and other personal expenditures	2,693	2,873	302	5,868
All other loans (including overdrafts)	114	-	100	214
Total Loans (excluding unearned income)	$79,440	$77,292	$51,276	$208,008

IMPAIRED AND RESTRUCTURED LOANS

Loans are determined as impaired under Accounting Standards Codification (ASC) 310-10-35 when, based on current information and events, the Company deems it probable that it will be unable to collect all amounts due in accordance with the contractual terms of the loan.  All loans placed on non-accrual status are classified as impaired.  However, not all impaired loans are on non-accrual status.

The Bank had impaired loans totaling $3,559,528 as of December 31, 2010 compared to $2,502,202, $1,802,291, $882,269, and $10,864, as of December 31, 2009, 2008, 2007, and 2006, respectively. The impaired loans include non-accrual loans with balances at December 31, 2010, 2009, 2008, 2007, and 2006 of $945,328, $627,373, $75,486, $761,748, and $10,864, respectively.  The Bank had one restructured (“TDR”) loan at December 31, 2010, no restructured loans for the years ended December 31, 2009 or 2008, respectively, and one restructured loan at December 31, 2007, in the amount of $10,567, and no restructured loans at December 31, 2006. According to Generally Accepted Accounting Principals (GAAP), the Company is required to account for certain loan modifications or restructuring as a troubled debt restructuring (“TDR”).  In general, the modification or restructuring of a debt is considered a TDR if the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  At December 31, 2010 the one restructured loan had an aggregate balance of $153,015.

Management does not know of any potential problem loans, which will not meet their contractual obligations that are not otherwise discussed herein.

TROUBLED DEBT RESTRUCTURING

According to GAAP, the Company is required to account for certain loan modifications or restructuring as a troubled debt restructuring.  In general, the modification or restructuring of a debt is considered a TDR if the Company, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that the Company would not otherwise consider.  The Company had one restructured loan with an aggregate balance of $153,015 classified as impaired and included in the appropriate nonperforming loan category in the table above.

OTHER REAL ESTATE OWNED

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold.  When the property is acquired, it is recorded at the fair value of the property less selling costs. Other real estate owned at December 31, 2010 was $659,492. The Company did not have any other real estate owned at December 31, 2009.

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

1)	Specific Reserve analysis for impaired loans based on Financial Accounting Standards Board (FASB) ASC 310-10-35.
2)	General reserve analysis applying historical loss rates based on FASB ASC 450-20.
3)	Qualitative or environmental factors.

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

A general reserve analysis is performed on individually reviewed loans, but not impaired loans, and excluded individually reviewed impaired loans, based on FASB ASC 450-20.  Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group.  The three year historical loss percentage at December 31, 2010 increased to .317 from .166% at December 31, 2009.  This increase was reasonable given the current economic environment.

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

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans and overmargined real estate lending. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Although the aggregate total of classified loans has increased, Management is confident in the adequacy of the sources of repayment. Sizable unsecured principal balances on a non-amortizing basis are monitored. Within the portfolio risk factor the Company elected to increase the risk percentage for “trends in volume and terms of loan” as a result of the increased volume in its loan portfolio.  Loans have decreased 2.74% or approximately $5,856,812 from December 31, 2009 to December 31, 2010.  In addition the Company elected to increase the risk percentage for “over margined real estate lending risk”.  Although the vast majority of the Company’s real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to the Company’s ability to realize on the collateral.  Given the contraction in real estate values, the Company closely monitors its loan to value.  The Company recently amended its Loan Policy to reduce the collateral advance rate from 85% to 80% on all real estate transactions, with the exception of raw land at 65% and land development at 70%.

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

Although significantly under the threshold of 100% of capital (currently approximately $29 million), the Company’s list and number of over margined real estate loans currently totals approximately $14,613,399 or approximately 6.83% of its loan portfolio.

Management revised the credit rating matrix in order to rate all extensions of credit providing a more specified picture of the risk each loan poses to the quality of the loan portfolio.  There are eight possible ratings based on ten different qualifying characteristics. The ten characteristics are cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance, debt service coverage and the borrower’s leverage. In an effort to place more emphasis on borrower’s cash flow, a weighted average method is used to determine the loan grade with cash flow, financial conditions, and debt service coverage being weighted triple and financial statements being weighted double. The matrix is designed to meet Management’s standards and expectations of loan quality.  In addition to the rating matrix, the Company rates its credit exposure on the basis of each loan and the quality of each borrower.

National and local economic trends and conditions are constantly changing and results in both positive and negative impacts on borrowers.  Most macroeconomic conditions are not controllable by the Company and are incorporated into the qualitative risk factors. Natural and environmental disasters, wars and the recent fallout of the subprime lending market as well as problems in the traditional mortgage market are a few of the trends and conditions that are currently affecting the Company’s national and local economy.  Changes in the national and local economy have impacted borrowers’ ability, in many cases, to repay loans in a timely manner.  On occasion a loan’s primary source of repayment (i.e., personal income, cash flow, or lease income) may be eroded as a result of unemployment, lack of revenues, or the inability of a tenant to make rent payments.

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

The Bank has over 300 years of lending Management experience among twelve members of its lending staff.  In addition to the lending staff, the Bank has an Advisory Board for each branch comprised of business and community leaders from the specific branch’s market area.  Management meets with these boards quarterly to discuss the trends and conditions in each respective market. Management is aware of the many challenges currently facing the banking industry.  Assessing banks to replenish the insurance fund and its corresponding impact on bank profits, increased regulatory scrutiny of lending practices, and pending changes in deposit and or funding source type and mix, continue to impact the Company’s environment.  As other banks look to increase earnings in the short term, the Company will continue to emphasize the need to maintain its sound lending practices and core deposit growth.

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

As of December 31, 2010, there were only four Standard Industrial Code groups that comprised more than three percent of the Bank’s total outstanding loans.  The four groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, and legal services.

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

The aforementioned changes to the Company’s Allowance for Loan Loss methodology were not made as a result of dramatic or patterned history of loan losses, increase in past due loans, or non-performing assets, but rather because of specific changes in the Company’s lending environment.  These changes have precipitated the need for additional reserves in a period of time when the Company’s loan portfolio grew significantly (six months ended December 31, 2009).  Based on the evaluation described above, the Company recorded a provision for loan loss of $670,000 for the year ended December 31, 2010 compared to $2,369,000 for the year ended December 31, 2009.   At December 31, 2010 the three year average loss ratios were: .568% Commercial, .483% Consumer, .491% 1-4 Residential, .000% Real Estate Construction and .042% Real Estate Mortgage. The three year historical loss ratio used at December 31, 2010 was .317% compared to .166% at December 31, 2009.

During the year ended December 31, 2010 charge-offs of $778,820 and recoveries of $20,411 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $2,938,588 or 1.38% of total loans at December 31, 2010, compared to charge-offs of $777,166 and recoveries of $5,328 resulting in an allowance for loan losses of $3,026,997 or 1.42% of total loans at December 31, 2009.

The Bank had impaired loans totaling $3,559,528 as of December 31, 2010 compared to $2,502,202 at December 31, 2009. The impaired loans include non-accrual loans with balances at December 31, 2010, and 2009, of $945,328 and $627,373, respectively.  The Bank had one restructured (“TDR”) loan at December 31, 2010, and no restructured loans for the year ended December 31, 2009.  According to GAAP, the Company is required to account for certain loan modifications or restructuring as a troubled debt restructuring.  In general, the modification or restructuring of a debt is considered a TDR if the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  At December 31, 2010 the one restructured loan had an aggregate balance of $153,015. Included in the impaired loans is one credit totaling $1,023,000 which is secured by a second mortgage.  Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest.  The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate.  If non-accrual loans decrease their past due status, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest as of December 31, 2010 and no loans over 90 days past due still accruing interest as of December 31, 2009.

Net charge-offs for the year ended December 31, 2010, were $758,409 as compared to net charge-offs of $771,838 for the year ended December 31, 2009.  Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company had $592,647 in unallocated reserves at December 31, 2010 related to other inherent risk in the portfolio compared to unallocated reserves of $842,158 at December 31, 2009. Management believes this amount is appropriate and properly supported through the environmental factors of its Allowance for Loan Losses.  Although specific percentages have been assigned to these factors, the effects of the duration of a high or low factor are much more difficult to quantify.  Accordingly, management believes that in this credit cycle, it is prudent to keep this level of unallocated reserves and in doing so is both consistent and appropriate for its Allowance for Loan Loss methodology.  Management believes the allowance for loan losses at December 31, 2010, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.  Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required.  No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.  During the third quarter of the year ended December 31, 2007, Management determined that $20,796 of the allowance for loan loss represented the reserves for unfunded lending commitments.  This amount was moved from the allowance for loan loss to the allowance for unfunded loans and commitments.  In addition $1,507 was added to the provision of unfunded loans and commitments, for the year ending December 31, 2007, based on the methodology referred to above with $1,478 recovered in 2008, leaving a balance of $20,825 at December 31, 2008.  No provision was recorded during 2010 or 2009 resulting in no change to the balance of $20,825.

DEPOSITS

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less
		Than 3	Than 6	Than 1	Than 5	5 years
(in 000’s)	1 Day	Months	Months	Year	Years	or More	Total

CD's and other time deposits 100,000 and over	$-	$18,412	$14,052	$12,450	$609	$-	$45,523
CD's and other time deposits under 100,000	$118	$6,087	$4,341	$5,421	$1,802	$-	$17,760

Certificates of Deposit $100,000 and over increased $3,593,593 or 8.57% for the year ended December 31, 2010, from $41,929,687 at December 31, 2009.  This increase is primarily due to one customer with various Certificates of Deposit totaling $3,000,000. The Bank funds its growth through core deposits and does not rely on brokered deposits as a source to do so.

SHORT-TERM BORROWINGS

The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $1,000,000 at December 31, 2010 and 2009 under the arrangement at an interest rate set by the Federal Reserve.  The note is secured by Government Sponsored Enterprise Securities with a market value of $1,073,450 at December 31, 2010.  The amount outstanding under the note totaled $767,497 and $506,753 at December 31, 2010 and 2009, respectively.  At December 31, 2010, the Company had no outstanding federal funds purchased with the option to borrow $23,000,000 on short term lines of credit. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window.  Under this agreement the Company may borrow up to $63,389,913.  The Company established this arrangement as an additional source of liquidity. In addition, at December 31, 2009 the Company had a loan of $7,500,000 from the Federal Reserve Bank’s Term Auction Facility (TAF) at a rate of .25% for a term of 42 days. This loan was paid off by the Company on April 8, 2010.

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

The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below.  The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At December 31, 2010 and 2009 the balance of this reserve was $20,825.  At December 31, 2010 and 2009, the Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $44,016,496 and $47,516,984 at December 31, 2010 and 2009 respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured.  Commitments under standby letters of credit are usually for one year or less.  The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2010 and 2009 was $532,613 and $558,039, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale.  The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. The fair value of these commitments was not significant at December 31, 2010 and 2009. The Company had forward sales commitments, totaling $5,908,316 at December 31, 2010, to sell loans held for sale of $5,908,316.  At December 31, 2009, the Company had forward sales commitments of $3,433,460. The fair value of these commitments was not significant at December 31, 2010 or 2009. The Company has no embedded derivative instruments requiring separate accounting treatment.

Once the Company sells certain fixed rate residential loans, the loans are no longer reportable on the Company’s balance sheet. With most of these sales, the Company has an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to six months with unlimited recourse as a result of fraud.  The unpaid principal balance of loans sold with recourse was $17,403,000 at December 31, 2010 and $26,472,000 at December 31, 2009.  As of the year ended December 31, 2010 two loans have been repurchased.

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

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for a total shareholders’ equity at December 31, 2010, of $28,718,882. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The risk based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at December 31, 2010, for the Bank was 13.20% and 12.55% at December 31, 2009. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of December 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2010 and 2009, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2010.

Item 7.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Bank of South Carolina Corporation and subsidiary
Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and subsidiary (the Corporation) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2010.  These financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and subsidiary at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010, in conformity with U.S generally accepted accounting principles.

Elliott Davis, LLC
Columbia, South Carolina
February 23, 2011

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2010	2009

ASSETS

Cash and due from banks	$5,404,379	$5,794,540
Interest bearing deposits in other banks	8,302	8,269
Federal funds sold	19,018,104	3,779,693
Investment securities available for sale (amortized cost of $35,623,829 and $36,472,731 in 2010 and 2009, respectively)	39,379,613	36,862,345
Mortgage loans to be sold	5,908,316	3,433,460
Loans	208,025,664	213,882,476
Less: Allowance for loan losses	(2,938,588)	(3,026,997)
Net loans	205,087,076	210,855,479
Premises, equipment and leasehold improvements, net	2,436,526	2,516,189
Other real estate owned	659,492	—
Accrued interest receivable	1,054,791	1,152,240
Other assets	1,564,668	1,512,543
Total assets	$280,521,267	$265,914,758

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing demand	$56,884,235	$48,394,049
Interest bearing demand	50,394,101	49,257,712
Money market accounts	68,007,823	63,965,862
Certificates of deposit $100,000 and over	45,523,280	41,929,687
Other time deposits	17,760,278	16,943,042
Other savings deposits	11,867,258	9,347,328
Total deposits	250,436,975	229,837,680

Short-term borrowings	767,497	8,006,753
Accrued interest payable and other liabilities	597,913	503,128
Total liabilities	251,802,385	238,347,561
Commitments and contingencies (note 8)
Shareholders' equity:
Common stock - No par, 12,000,000 shares authorized; Issued 4,649,317 shares at December 31, 2010 and 4,622,652 at December 31, 2009 Shares outstanding 4,429,866 at December 31, 2010 and 4,403,201 at December 31, 2009	—	—
Additional paid in capital	28,202,939	23,511,560
Retained earnings	2,167,927	4,968,336
Treasury stock; 219,451 shares at December 31, 2010 and 2009	(1,902,439)	(1,692,964)
Accumulated other comprehensive income, net of income taxes	250,455	780,265
Total shareholders' equity	28,718,882	27,567,197

Total liabilities and shareholders' equity	$280,521,267	$265,914,758

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Interest and fee income
Interest and fees on loans	$10,693,501	$10,154,464	$10,219,052
Interest and dividends on investment securities	1,459,731	1,503,907	1,609,073
Other interest income	12,951	13,578	318,695
Total interest and fee income	12,166,183	11,671,949	12,146,820

Interest expense
Interest on deposits	1,057,373	1,322,019	1,869,655
Interest on short-term borrowings	9,018	14,310	9,123
Total interest expense	1,066,391	1,336,329	1,878,778

Net interest income	11,099,792	10,335,620	10,268,042
Provision for loan losses	670,000	2,369,000	192,000

Net interest income after provision for loan losses	10,429,792	7,966,620	10,076,042

Other income
Service charges, fees and commissions	1,030,218	1,037,056	972,300
Mortgage banking income	1,004,324	1,020,373	472,326
Other non-interest income	29,155	26,556	28,466
Loss on other real estate owned	(13,347)	—	—
Gain (loss) on sale of securities	—	180,071	(238)
Total other income	2,050,350	2,264,056	1,472,854

Other expense
Salaries and employee benefits	4,568,095	4,242,913	4,168,271
Net occupancy expense	1,316,986	1,280,744	1,350,957
Other operating expenses	2,088,590	2,065,804	1,663,891
(Recovery)provision for unfunded loans and commitments	—	—	(1,478)
Total other expense	7,973,671	7,589,461	7,181,641

Income before income tax expense	4,506,471	2,641,215	4,367,255
Income tax expense	1,395,958	771,361	1,427,958

Net income	$3,110,513	$1,869,854	$2,939,297

Weighted average shares outstanding
Basic	4,416,065	4,390,835	4,362,812
Diluted	4,416,065	4,394,366	4,375,485

Basic income per common share	$0.70	$0.43	$0.67
Diluted income per common share	$0.71	$0.43	$0.67

All share and per share data have been restated to reflect a 10% stock dividend declared August 26, 2010.
See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

					ACCUMULATED
		ADDITIONAL			OTHER
	COMMON	PAID IN	RETAINED	TREASURY	COMPREHENSIVE
	STOCK	CAPITAL	EARNINGS	STOCK	INCOME (LOSS)	TOTAL

December 31, 2007	$—	$22,978,812	$3,976,706	$(1,692,964)	$430,016	$25,692,570
Comprehensive income:
Net income	—	—	2,939,297	—	—	2,939,297
Net unrealized gains on securities (net of tax effect of $274,065)	—	—	—	—	466,651	466,651
Reclassification adjustment for losses included in net income (net of tax effect of $88)					150	150
Total comprehensive income	—	—	—	—	—	3,406,098
Exercise of Stock Options	—	202,829	—	—	—	202,829
Stock-based compensation expense	—	47,404	—	—	—	47,404
Cash dividends ($0.64 per common share)	—	—	(2,540,837)	—	—	(2,540,837)
December 31, 2008	$—	$23,229,045	$4,375,166	$(1,692,964)	$896,817	$26,808,064
Comprehensive income:
Net income	—	—	1,869,854	—	—	1,869,854
Net unrealized gains on securities (net of tax effect of $1,826)	—	—	—	—	(3,105)	(3,105)
Reclassification adjustment for gains included in net income (net of tax effect of $66,624)	—	—	—	—	(113,447)	(113,447)
Total comprehensive income	—	—	—	—	—	1,753,302
Exercise of Stock Options	—	235,315	—	—	—	235,315
Stock-based compensation expense	—	47,200	—	—	—	47,200
Cash dividends ($0.32 per common share)	—	—	(1,276,684)	—	—	(1,276,684)
December 31, 2009	$—	$23,511,560	$4,968,336	$(1,692,964)	$780,265	$27,567,197
Comprehensive income:
Net income	—	—	3,110,513	—	—	3,110,513
Net unrealized losses on securities (net of tax effect of $311,158)	—	—	—	—	(529,810)	(529,810)
Total comprehensive income	—	—	—	—	—	2,580,703
Exercise of Stock Options	—	210,811	—	—	—	210,811
10% Stock dividend		4,429,847	(4,222,838)	(209,475)		(2,466)
Stock-based compensation expense	—	50,721	—	—	—	50,721
Cash dividends ($0.40 per common share)	—	—	(1,688,084)	—	—	(1,688,084)
December 31, 2010	$—	$28,202,939	$2,167,927	$(1,902,439)	$250,455	$28,718,882

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$3,110,513	$1,869,854	$2,939,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	231,922	217,784	249,444
(Gain) loss on sale of securities		(180,071)	238
Provision for loan losses	670,000	2,369,000	192,000
Stock-based compensation expense	50,721	47,200	47,404
Deferred income taxes	30,388	(483,107)	(33,458)
Net (accretion) and amortization of unearned discounts on investment securities	28,915	45,994	(17,235)
Origination of mortgage loans held for sale	(83,127,187)	(101,332,065)	(39,380,636)
Proceeds from sale of mortgage loans held for sale	80,652,331	101,363,827	37,896,432
Decrease (increase) in accrued interest receivable and other assets	(1,156,908)	(1,088,897)	356,188
(Decrease) increase in accrued interest payable and other liabilities	94,785	68,033	(122,456)
Net cash provided by operating activities	585,480	2,897,552	2,127,218

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	6,420,000	2,603,850	4,455,000
Purchase of investment securities available for sale	(9,807,151)	(11,959,800)	(6,273,281)
Net decrease (increase) in loans	5,839,873	(34,581,364)	(23,822,197)
Purchase of premises, equipment and leasehold improvements, net	(152,259)	(309,497)	(54,312)
Other real estate purchased	(101,300)	—	—
Proceeds from sale of available for sale securities	183,340	10,338,930	520,000
Net cash provided (used) by investing activities	2,382,503	(33,907,881)	(25,174,790)

Cash flows from financing activities:
Net increase in deposit accounts	20,599,295	15,051,165	17,440,057
Net (decrease) increase in short–term borrowings	(7,239,256)	7,006,753	72,127
Dividends paid	(1,688,084)	(1,912,940)	(2,537,219)
Cash paid for fractional shares	(2,466)	—	—
Stock options exercised	210,811	235,315	202,829
Net cash (used) provided by financing activities	11,880,300	20,380,293	15,177,794
Net increase (decrease) in cash and cash equivalents	14,848,283	(10,630,036)	(7,869,778)
Cash and cash equivalents at beginning of year	9,582,502	20,212,538	28,082,316

Cash and cash equivalents at end of year	$24,430,785	$9,582,502	$20,212,538

Supplemental disclosure of cash flow data:
Cash paid during the year for:
Interest	$1,126,930	$1,331,796	$2,035,428
Income taxes	$1,238,877	$1,174,104	$1,442,747
Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized (loss) gain on securities available for sale, net of income taxes	$(529,810)	$(3,105)	$466,801
Real estate acquired through foreclosure	$741,470	$—	$—
Change in dividends payable	$—	$(636,256)	$3,618

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company is not dependent on any single customer or limited number of customers, the loss of which would have a material adverse effect.  No material portion of the Company’s business is seasonal.

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

The reorganization of the Bank into a one-bank holding company became effective on April 17, 1995.  Each issued and outstanding share of the Bank's stock was converted into two shares of the Company's stock at the time of the reorganization.

Accounting Estimates and Assumptions: The preparation of financial statements in conformity with US generally accepted accounting principles (‘GAAP”) requires Management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates and assumptions.  Material estimates that are generally susceptible to significant change relate to the determination of the allowance for loan losses, impaired loans, other real estate owned, asset prepayment rates and other-than-temporary impairment of investment securities.

Investment Securities:  The Company classifies investments into three categories as follows:  (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity, (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings, and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis.  All securities were classified as available for sale for 2010 and 2009.  The Company does not have any mortgage-backed securities nor has it ever invested in mortgage-backed securities.

Mortgage Loans to be Sold:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income.  At December 31, 2010 and 2009, the Company had approximately $5.9 million and $3.4 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered and are included in mortgage banking income in the consolidated statements of operations.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans and Allowance for Loan Losses:  Loans are carried at principal amounts outstanding.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield.  Interest income on all loans is recorded on an accrual basis.  The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest.  The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured, in the process of collection, and management deems it appropriate.  Non-accrual loans are reviewed individually by management to determine if they should be returned to accrual status. The Company defines past due loans based on contractual payment and maturity dates.

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

When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal.  When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income.  Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone.  Further cash receipts are recorded as recoveries of any amounts previously charged off.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk:  The Company’s primary market consists of the counties of Berkeley, Charleston and Dorchester, South Carolina.  At December 31, 2010, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

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

Other Real Estate Owned: Other real estate owned is recorded at the lower of fair value less estimated selling costs or cost. The balance of other real estate owned at December 31, 2010 was $659,492 with no other real estate owned at December 31, 2009.  Gains and losses on the sale of other real estate owned and subsequent write-downs from periodic reevaluation are charged to other operating income.

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return.

Stock-Based Compensation: The Company accounts for stock options under the fair value recognition provisions to account for compensation costs under its Stock Incentive Plans.  The Company previously utilized the intrinsic value method. Under the intrinsic value method no compensation costs were recognized for the Company’s stock options and the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions had been utilized.

On September 24, 2010, options to purchase 33,000 shares of Common Stock were granted to twenty-one employees from the 2010 Omnibus Stock Incentive Plan. The weighted average fair value per share of $6.13 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the grant: dividend yield of 2.72%, historical volatility of 72.30%, risk-free interest rate of 2.62%, and expected life of 10 years.  There were no options granted in 2009.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements: Effective January 1, 2008, the Company adopted accounting standards which provide a framework for measuring and disclosing fair value under generally accepted accounting principles. The guidance requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2010, the Company’s investment portfolio was comprised of US Treasury Notes, Government Sponsored Enterprises and Municipal Securities. The portfolio did not contain any mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009 are as follows:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
US Treasury Note	$9,023,437	$-	$-	$9,023,437
Government Sponsored Enterprises	$-	$6,100,545	$-	$6,100,545
Municipal Securities	$-	$24,255,631	$-	$24,255,631
Mortgage loans held for sale	$-	$5,908,316	$-	$5,908,316
Total	$9,023,437	$36,264,492	$-	$45,287,929

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
US Treasury Note	$3,118,594	$-	$-	$3,118,594
Government Sponsored Enterprises	$-	$12,541,819	$-	$12,541,819
Municipal Securities	$-	$21,201,932	$-	$21,201,932
Mortgage loans held for sale	-	3,433,460	-	$3,433,460
Total	$3,118,594	$37,177,211	$-	$40,295,805

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010 and December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an on going basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of December 31, 2010, and 2009, for which a nonrecurring change in fair value has been recorded during the twelve months ended December 31, 2010, and 2009.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Impaired loans	$-	$3,559,528	$-	$3,559,528
Other real estate owned	$-	$659,492	$-	$659,492
Total	$-	$4,219,020	$-	$4,219,020

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Impaired loans	$-	$2,502,002	$-	$2,502,002
Total	$-	$2,502,002	$-	$2,502,002

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Accounting standards require disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate fair value.   Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information.  When available, quoted market prices are used.  In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, prepayments, estimates of future cash flows, future expected loss experience and other factors.  Changes in assumptions could significantly affect these estimates.  Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may or may not be realized in an immediate sale of the instrument.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
c.    Loans

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value.  The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans by the Company at December 31, 2010 and December 31, 2009, approximate market.

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

The Company has no embedded derivative instruments requiring separate accounting treatment. The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments and commitments to sell fixed rate conforming loans.  The Company does not currently engage in hedging activities. Based on short term fair value, derivative instruments are immaterial as of December 31, 2010.

Cash Flows:  Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold.  To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances.  The daily average reserve requirement was approximately $700,000 for the reserve periods ended December 31, 2010 and 2009, respectively.

Recent Accounting Pronouncements:  The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.  Disclosures about Troubled Debt Restructurings required by the Update have been deferred by FASB in a proposed Update.  See Note 3.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

Also in December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011, although early adoption is permitted.  The Company does not expect the amendment to have any impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the 2010 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	DECEMBER 31, 2010
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$9,055,078	$8,784	$40,425	$9,023,437
Government-Sponsored Enterprises	6,013,897	86,648	-	6,100,545
Municipal Securities	23,913,091	577,462	234,922	24,255,631

Total	$38,982,066	$672,894	$275,347	$39,379,613

	DECEMBER 31, 2009
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$2,981,338	$137,256	$-	$3,118,594
Government-Sponsored Enterprises	12,026,844	514,975	-	12,541,819
Municipal Securities	20,615,647	675,572	89,287	21,201,932

Total	$35,623,829	$1,327,803	$89,287	$36,862,345

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2010, by contractual maturity are as follows:

	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$9,619,604	$9,719,581
Due in one year to five years	9,465,147	9,608,773
Due in five years to ten years	8,832,440	9,137,645
Due in ten years and over	11,064,875	10,913,614

Total	$38,982,066	$39,379,613

There were no securities sold during the year ended December 31, 2010.  The Company recognized a gain of $177,881 on the sale of $10,175,000 available for sale securities and a gain of $2,190 on a $660,000 Municipal Security called during 2009.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment securities with an aggregate amortized cost of $34,219,682 and estimated fair value of $34,630,531 at December 31, 2010, were pledged to secure deposits and other balances, as required or permitted by law.

At December 31, 2010, there were two US Treasury Notes with an unrealized loss of $40,425 and fourteen Municipal Securities with an unrealized loss of $234,922 as compared to four Municipal Securities with an unrealized loss of $89,287, at December 31, 2009.  These investments are not considered other-than-temporarily impaired.  Gross unrealized losses and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and December 31, 2009 are as follows:

	DECMBER 31, 2010
	Less than 12 months		12 months or longer		Total
Descriptions of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Notes	$6,015,469	40,425	$-	-	$6,015,469	$40,425
Government-Sponsored Enterprises	-	-	-	-	-	-
Municipal Securities	8,468,976	234,922	-	-	8,468,976	234,922
Total	$14,484,445	275,347	$-	-	$14,484,445	$275,347

	DECMBER 31, 2009
	Less than 12 months		12 months or longer		Total
Descriptions of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Notes	$-	-	$-	-	$-	$-
Government-Sponsored Enterprises	-	-	-	-	-	-
Municipal Securities	2,330,893	89,287	-	-	2,330,893	89,287
Total	$2,330,893	89,287	$-	-	$2,330,893	$89,287

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

Major classifications of loans are as follows:

	DECEMBER 31,
	2010	2009

Commercial loans	$50,601,639	$46,086,649
Commercial real estate	108,004,910	117,044,598
Residential mortgage	16,071,839	18,682,428
Consumer loans	5,361,197	5,534,351
Personal banklines	27,734,166	26,269,420
Other	234,607	277,899
	208,008,358	213,895,345
Deferred loan fees (Net)	17,306	(12,869)
Allowance for loan losses	(2,938,588)	(3,026,997)

Loans, net	$205,087,076	$210,855,479

Changes in the allowance for loan losses are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2010	2009	2008

Balance at beginning of year	$3,026,997	$1,429,835	$1,335,099
Provision for loan losses	670,000	2,369,000	192,000
Charge offs	(778,820)	(777,166)	(114,313)
Recoveries	20,411	5,328	17,049
Balance at end of year	$2,938,588	$3,026,997	$1,429,835

The Bank had impaired loans totaling $3,559,528 as of December 31, 2010 compared to $2,502,202, and $1,802,291, as of December 31, 2009, and 2008, respectively. The impaired loans include non-accrual loans with balances at December 31, 2010, 2009, and 2008 of $945,328, $627,373, and $75,486, respectively.  The Bank had one restructured (“TDR”) loan at December 31, 2010, no restructured loans for the years ended December 31, 2009 or 2008, respectively. According to GAAP, the Company is required to account for certain loan modifications or restructuring as a troubled debt restructuring (“TDR”).  In general, the modification or restructuring of a debt is considered a TDR if the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  At December 31, 2010 the one restructured loan had an aggregate balance of $153,015.

There were no loans at December 31, 2010 or at December 31, 2009 that were over 90 days past due still accruing interest.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest.  The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured, in the process of collection, and Management deems it appropriate.  Non-accrual loans are reviewed individually by Management to determine if they should be returned to accrual status.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Receivable on Non-Accrual
Commercial	$6,702
Commercial Real Estate:
Commercial Real Estate - Construction	-
Commercial Real Estate - Other	938,626

Total	$945,328

The following is a schedule of the Bank’s delinquent loans, excluding mortgage loans held for sale and deferred loan fees, as of December 31, 2010

2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$7,056	8,038	-	15,094	50,586,545	50,601,639	-
Commercial Real Estate:
Commercial Real Estate -Construction	-	-	-	-	-	-	-
Commercial Real Estate -Other	134,072		589,225	723,297	107,281,613	108,004,910	-
Consumer:
Consumer-Credit Cards	-	-	-	-	-	-	-
Consumer-Other	309,684	5,864		315,548	49,086,261	49,401,809	-
Consumer-Subprime	-	-	-	-	-	-	-
Finance Leases	-	-	-	-	-	-	-
Total	$450,812	13,902	589,225	1,053,939	206,954,419	208,008,358	-

The Company grants short to intermediate term commercial and consumer loans to customers throughout its primary market area of Charleston, Berkeley and Dorchester Counties, South Carolina.  The Company's primary market area is heavily dependent on tourism and medical services.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the stability of the economic environment in their primary market including the government, tourism and medical industries.  The majority of the loan portfolio is located in the Bank’s immediate market area with a concentration in Real Estate Related (31.60%), Offices and Clinics of Medical Doctors (8.49%), Real Estate Agents and Managers (3.44%), and Legal services (3.37%).   Management is satisfied with these levels of concentrations.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010 and 2009, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans For the Year Ended December 31, 2010
With no related allowance recorded:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$83,350	$6,702	$-	$12,230	$33,997
Commercial Real Estate	2,317,543	2,020,682	-	833,939	391,574
Consumer Real Estate	230,250	230,022	-	171,179	43,112

Total	$2,631,143	$2,257,406	$-	$1,017,348	$468,683

With an allowance recorded:
Commercial	$1,211,163	$1,207,163	$1,207,163	$807,846	$41,714
Commercial Real Estate	126,000	94,959	86,084	87,431	17,702
Consumer Real Estate	-	-	-	-	-

Total	$1,337,163	$1,302,122	$1,293,247	$895,277	$59,416

The following table illustrates credit risks by category and internally assigned grades.

2010	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Residential -Real Estate	Consumer - Other

Pass	$44,267,813	$2,226,325	$97,949,596	47,631,860	5,207,215
Watch	3,070,186	475,225	3,516,001	338,614	363,798
OAEM	1,934,919	-	116,277	379,092	234,007
Sub-Standard	1,349,738	-	3,721,487	1,071,100	79,985
Doubtful	-	-	-	-	2,431
Loss	-	-	-	-	-
			-	-	-
Total	$50,622,656	$2,701,550	$105,303,361	49,420,666	5,887,436

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	SUMMARY OF LOAN LOSS EXPERIENCE
	Year Ended
	December 31,
	2010	2009	2008	2007	2006
Allowance for loan losses, beginning of year	$3,026,997	$1,429,835	$1,335,099	$1,294,994	$1,017,175

Charge-offs:
Commercial	87,249	676,660	34,878	14,535	9,164
Consumer	55,258	66,219	3,470	4,336	15,692
Real estate	636,313	34,287	75,965	-	-
Other	-	-	-	10,831	-

Total charge-offs	778,820	777,166	114,313	29,702	24,856

Recoveries:
Commercial	14,427	2,250	10,173	164	50,227
Consumer	500	895	570	49,756	4,233
Real estate	5,484	2,183	6,306	-	-
Other	-	-	-	683	8,215

Total recoveries	20,411	5,328	17,049	50,603	62,675

Net charge-offs (recoveries)	758,409	771,838	97,264	(20,901)	(37,819)
Additions (recovery) to reserve through provision expense	670,000	2,369,000	192,000	40,000	240,000
Adjustment for unfunded lending commitments	-	-	-	(20,796)	-
Allowance for loan losses, end of year	$2,938,588	$3,026,997	$1,429,835	$1,335,099	$1,294,994
Ratio of net charge-offs (recoveries)during the period to average loans outstanding during the period	0.36%	0.38%	0.06%	(0.01)%	(0.02)%
Reserve for unfunded lending commitments	$20,825	$20,825	$22,303	$-	$-
Adjustment for unfunded lending commitments	-	-	-	20,796	-
(Recovery) provisions for unfunded lending commitments	-	-	(1,478)	1,507	-
Reserve for unfunded lending commitments, end of year	$20,825	$20,825	$20,825	$22,303	$-

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category.  The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in Management’s judgment, should be charged-off.  The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

2010	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total	Unallocated
Allowance for Loan Losses
Beginning Balance	$1,219,991	$349,939	$-	$932,071	$-	$3,026,997		$842,158
Charge-offs	417,078	21,356	55,257	285,128	-	778,819
Recoveries	14,427	5,484	500	0	-	20,411
Provisions	396,525	1,781,574	54,757	(416,921)	-	670,000		(249,511)
Ending Balance	1,213,865	2,115,641	-	230,022	-	2,938,588		592,647
Ending Balances:
Individually evaluated for impairment	1,213,865	2,115,641	-	230,022	-	3,559,528
Collectively evaluated for impairment	$49,366,755	$105,889,267	$5,631,525	$49,102,706	$-	$209,990,253	$

4.	PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements are summarized as follows:

	DECEMBER 31,
	2010	2009

Bank buildings	$1,813,277	$1,797,577
Land	838,075	838,075
Leasehold purchase	30,000	30,000
Lease improvements	424,760	405,783
Equipment	2,948,691	3,486,206
	6,054,803	6,557,641
Accumulated depreciation	(3,618,277)	(4,041,452)

Total	$2,436,526	$2,516,189

Depreciation and amortization of bank premises and equipment charged to operating expense totaled $231,922 in 2010 and $221,969 in 2009.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	DEPOSITS

At December 31, 2010 and 2009, certificates of deposit of $100,000 or more totaled approximately $45,523,280 and $41,929,687, respectively.  Interest expense on these deposits was $540,048 in 2010 and $712,898 in 2009.

At December 31, 2010, the schedule maturities of certificates of deposit are as follows:

2011	$60,872,666
2012	-
2013	1,954,277
2014	-
2015 and thereafter	456,615
$63,283,558

At December 31, 2010, deposits with a deficit balance of $51,949 were re-classified as other loans, compared to $95,008 at December 31, 2009.

6.	SHORT-TERM BORROWINGS

The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $1,000,000 at December 31, 2010 and 2009 under the arrangement at an interest rate set by the Federal Reserve.  The note is secured by Government Sponsored Enterprise Securities with a market value of $1,073,450 at December 31, 2010.  The amount outstanding under the note totaled $767,497 and $506,753 at December 31, 2010 and 2009, respectively.  At December 31, 2010, the Company had no outstanding federal funds purchased with the option to borrow $23,000,000 on short term lines of credit. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window.  Under this agreement the Company may borrow up to $63,389,913.  The Company established this arrangement as a secondary source of liquidity. In addition, at December 31, 2009 the Company had a loan of $7,500,000 from the Federal Reserve Bank’s Term Auction Facility (TAF) at a rate of .25% for a term of 42 days. This loan was paid off by the Company on April 8, 2010.

At December 31, 2010 and 2009, the Bank had unused short-term lines of credit totaling approximately $23,000,000 and $22,000,000, respectively (which are withdrawable at the lender’s option).

7.	INCOME TAXES

Total income taxes for the years ended December 31, 2010, 2009 and 2008 are as follows

	YEARS ENDED DECEMBER 31,
	2010	2009	2008

Income tax expense	$1,395,958	$771,361	$1,427,958

Stockholders’ equity, for unrealized gains (losses) on securities available for sale	(311,158)	(68,451)	274,153

Total	$1,084,800	$702,910	$1,702,111

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense attributable to income before income tax expense consists of:

YEAR ENDED DECEMBER 31,
2010	Current	Deferred	Total

U.S. Federal	$1,244,706	$12,409	$1,257,115

State and local	138,843	-	138,843

	$1,383,549	$12,409	$1,395,958

YEAR ENDED DECEMBER 31,
2009

U.S. Federal	$1,170,075	$(483,397)	$686,678

State and local	84,683	-	84,683

	$1,254,748	$(483,397)	$771,361

YEAR ENDED DECEMBER 31, 2008

U.S. Federal	$1,327,664	$(33,458)	$1,294,206

State and local	133,752	-	133,752

	$1,461,416	$(33,458)	$1,427,958

Income tax expense attributable to income before income tax expense was $1,395,958, $771,361, and $1,427,958  for the years ended December 31, 2010, 2009 and 2008 respectively, and differed from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

	YEARS ENDED
	DECEMBER 31,
	2010	2009	2008

Computed “expected” tax expense	$1,532,200	$898,013	$1,492,123

Increase (reduction) in income taxes
Resulting from:

Tax exempt interest income	(270,759)	(212,594)	(132,788)
State income tax, net of federal benefit	91,637	55,891	88,276

Other, net	42,880	30,051	(19,653)

	$1,395,958	$771,361	$1,427,958

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	DECEMBER 31,
	2010	2009
Deferred tax assets:
Deferred loan fees	$-	$4,375
State Net Operating Loss Carryforward	22,400	18,579
Bad Debt Reserves	930,369	960,428
Other	23,637	15,578

Total gross deferred tax assets	976,406	998,960
Less valuation allowance	(22,400)	(18,579)

Net deferred tax assets	954,006	980,381

Deferred tax liabilities:
Prepaid expenses	(23,067)	(17,510)
Unrealized gain on securities
available for sale	(147,093)	(458,251)
Deferred loan fees	(5,884)
Fixed assets, principally due to
differences in depreciation	(59,692)	(67,304)
Other-Bond Accretion	(62,589)	(80,384)

Total gross deferred tax liabilities	(298,325)	(623,449)

Net deferred tax (liability) asset	$655,681	$356,932

The Company analyzed the tax positions taken in its tax returns and concluded it has no liability related to uncertain tax positions.

There was a $20,400 valuation allowance for deferred tax assets at December 31, 2010 and $18,579 at December 31, 2009 associated with the Holding Company’s state net operating loss.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2010. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Tax returns for 2007 and subsequent years are subject to examination by taxing authorities.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements to lease equipment and its office facilities under non-cancellable operating lease agreements expiring on various dates through 2012.  The Company may, at its option, extend the lease of its office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods and extend the land lease where the Mt. Pleasant office is located for six additional five year periods.  In addition on May 27, 2010 the Company entered into a lease agreement for office space located at 1071 Morrison Drive, Charleston, SC.  The lease agreement for 1071 Morrison Drive is incorporated herein as Exhibit 10.5. Management intends to exercise its option on the Meeting Street lease.  Lease payments below include the lease renewal.  Minimum rental commitments for these leases as of December 31, 2010 are as follows:

2011	$530,286
2012	533,015
2013	536,282
2014	522,169
2015	535,966
2016 and thereafter	708,673

Total	$3,366,390

Total rental expense was $498,832, $487,055 and $475,487 in 2010, 2009 and 2008, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $44,016,496 and $47,516,984 at December 31, 2010 and 2009, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower.  The majority of these standby letters of credit are unsecured.  Commitments under standby letters of credit are usually for one year or less.  At December 31, 2010 and 2009, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material.  The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2010 and 2009 was $532,613 and $558,039, respectively.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company originates certain fixed rate residential loans and commits these loans for sale.  The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments.  The fair value of these commitments was not significant at December 31, 2010 and 2009. The Company has forward sales commitments, totaling $5,908,316 at December 31, 2010 to sell loans held for sale of $5,908,316.  Such forward sales commitments are to sell loans at par value and are generally funded within 60 days. The fair value of these commitments was not significant at December 31, 2010.  The Company has no embedded derivative instruments requiring separate accounting treatment.

9.	RELATED PARTY TRANSACTIONS

In the opinion of management, loans to officers and directors of the Company are made on substantially the same terms  including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender and do not involve more than the normal risk of collectability.  There were no outstanding loans to executive officers of the Company as of December 31, 2010, 2009 and 2008.  Related party loans (adjusted for a new Board of Director and a Board of Director who resigned in 2010 as well as new officers of the Bank) are summarized as follows:

	DECEMBER 31,
	2010	2009

Balance at beginning of year	$8,329,008	$8,710,087
New loans or advances	3,658,787	5,561,635
Repayments	(4,368,922)	(5,942,714)

Balance at end of year	$7,618,873	$8,329,008

At December 31, 2010 and 2009 total deposits held by related parties were $1,814,006 and $1,769,421, respectively.

10.	OTHER EXPENSE

A summary of the components of other operating expense is as follows:

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Advertising and business development	$10,658	$14,259	$32,594
Supplies	111,428	108,027	119,203
Telephone and postage	166,376	169,785	168,158
Insurance	43,594	48,710	45,320
Professional fees	431,990	410,659	397,276
Data processing services	351,101	290,420	295,305
State and FDIC insurance and fees	363,339	472,028	113,091
Courier service	179,407	178,105	180,665
Other	430,697	373,811	312,279
	$2,088,590	$2,065,804	$1,663,891

11.	STOCK INCENTIVE PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company has a Stock Incentive which was approved in 1998 with 180,000 (299,475 adjusted for two 10% stock dividends a 10% stock distribution and a 25% stock dividend) shares reserved and a Stock Incentive Plan which was approved in 2010 with 300,000 shares reserved.  Under both Plans, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant.  Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 24, 2010 options to purchase 33,000 shares were granted to twenty-one employees with an exercise price of $10.77.  These options were granted under the 2010 Omnibus Stock Incentive Plan. No options were granted in 2009 in accordance with the 1998 Omnibus Stock Incentive Plan.

All outstanding options under the 1998 Omnibus Stock Incentive Plan have been retroactively restated to reflect the effects of a 10% stock dividend declared on August 26, 2010.

A summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plans for the years ended December 31, 2010, 2009, and 2008 follows:

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	86,995	$10.61	115,937	$9.99	150,439	$10.05
Granted	33,000	10.77	-	-	4,950	12.90
Expired	(831)	8.54	-	-	(14,575)	14.69
Expired	(750)	10.77
Exercised	(1,330)	8.54	(1,452)	8.54
Exercised	(28,253)	8.11	(27,490)	8.11	(24,876)	8.15
Outstanding, December 31	88,831	$11.51	86,995	$10.61	115,937	$9.99

Exercise Price:	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value of Outstanding Options	Number of Options Exercisable	Weighted Average Exercise Price	Intrinsic Value of Exercisable Options
$8.11	13,134	.4	$8.11	$46.626	13,134	$8.11	$46,626
$8.54	11.272	2.4	$8.54	$49,549	4,609	$8.54	$14,380
$15.11	18,975	5.4	$15.11	$-	-	$-	$-
$14.54	5,500	6.0	$14.54	$-	-	$-	$-
$14.10	5,500	6.5	$14.10	$-	-	$-	$-
$12.90	2,200	7.2	12.90
$10.77	32,250	9.7	10.77	$-	-	$-	$-
	88,831	3.69	$11.51	$96,175	17,743	$8.30	$61,006

The weighted average grant-date fair value of options granted during the years ended 2010, 2008, and 2007 were $6.13, $3.65, and $4.48, respectively.  There were no options granted in 2009. The total intrinsic value of options exercised during the years ended December 31, 2010, and 2009, and 2008, were $43,082, $51,892 and $95,901, respectively.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s nonvested shares as of December 31, 2010 is presented below:

Nonvested Shares:	Shares	Weighted Average Grant- Date Fair Value
Nonvested at beginning of year	71,831	$3.46
Granted	33,000	6.13
Vested	(32,166)	2.85
Forfeited	(831)	2.86
Forfeited	(750)	6.13
Nonvested at end of year	71,084	$5.19

The Company Recognized compensation cost for the years ended December 31, 2010, 2009 and 2008 in the amount of $50,721, $47,200, and $47,404, respectively.

As of December 31, 2010 there was $229,621 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted average period of 6.0 years.

The Company established an Employee Stock Ownership Plan (ESOP) effective January 1, 1989.  Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a Plan year is eligible to participate in the ESOP.  Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code section 415.  The Company recognizes expense when the contribution is approved by the Board of Directors.  The total expenses amounted to $240,000, $120,000, and $288,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted earnings per share are computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding.  Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock.  All share and per share data have been retroactively restated for all common stock dividends and distributions including the 10% stock dividend declared on August 26, 2010.

Options to purchase 65,175 shares of common stock with prices ranging from $10.77 to $15.11 per share were not included in the computation of diluted earnings per share for 2010 or 2009 because the options’ exercise price was greater than the average market price of common shares.

Options to purchase 41,800 shares of common stock with prices ranging from $12.90 to $15.11 per share were not included in the computation of diluted earnings per share for 2007 because the options’ exercise price was greater than the average market price of common shares.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the reconciliation of average shares outstanding for the years ended December 31:

	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	4,416,065	4,416,065	4,390,835	4,390,835	4,362,812	4,362,812
Effect of dilutive securities:
Stock options	-	-	-	3,531	-	12,673
Average shares outstanding	4,416,065	4,416,065	4,390,835	4,394,366	4,362,812	4,375,485

14.	REGULATORY CAPITAL REQUIREMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets.  Management believes, as of December 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2010 and 2009, the Company and the Bank are categorized as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized" the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company's or the Bank's category.

December 31, 2010

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2010:
Total capital to risk-weighted assets:

Company	$31,423	13.30%	$18,908	8.00%	$	N/A	N/A
Bank	$31,200	13.20%	$18,903	8.00%		$23,628	10.00%

Tier 1 capital to risk-weighted assets:

Company	$28,469	12.05%	$9,454	4.00%	$	N/A	N/A
Bank	$28,246	11.95%	$9,451	4.00%		$14,177	6.00%

Tier 1 capital to average assets:

Company	$28,469	10.40%	$10,949	4.00%	$	N/A	N/A
Bank	$28,246	10.32%	$10,947	4.00%		$13,684	5.00%

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

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of December 31, 2010 and 2009:

	2010
	Carrying Amount	Estimated Fair Value

Cash and due from banks	$5,404,379	$5,404,379
Interest bearing deposits in other banks	8,302	8,302
Federal funds sold	19,018,104	19,018,104
Investments available for sale	39,379,613	39,379,613
Loans (1)	213,916,674	218,670,423
Deposits	250,436,975	250,750,331
Short-term borrowings	767,497	767,497

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009
	Carrying Amount	Estimated Fair Value

Cash and due from banks	$5,794,540	$5,794,540
Interest bearing deposits in other banks	8,269	8,269
Federal funds sold	3,779,693	3,779,693
Investment securities available for sale	36,862,345	36,862,345
Loans (1)	217,325,936	222,968,621
Deposits	229,837,680	230,081,062
Short-term borrowings	8,006,753	8,006,753

(1) Includes mortgage loans to be sold

16.	BANK OF SOUTH CAROLINA CORPORATION - PARENT COMPANY

The Company's principal source of income is dividends from the Bank.  Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company.  The Company's principal asset is its investment in its Bank subsidiary.  The Company's condensed statements of financial condition as of December 31, 2010 and 2009, and the related condensed statements of operations and cash flows for the years ended December 31, 2010, 2009 and 2008, are as follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	2010	2009
Assets
Cash	$160,497	$39,626
Investment in wholly-owned bank subsidiary	28,496,885	27,495,175
Other assets	61,500	32,396
Total assets	$28,718,882	$27,567,197

Liabilities and shareholders’ equity
Shareholders’ equity	28,718,882	27,567,197
Total liabilities and shareholders' equity	$28,718,882	$27,567,197

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF OPERATIONS

	2010	2009	2008

Interest income	$374	$540	$4,110
Net operating expenses	(136,384)	(123,639)	(148,182)
Dividends received from bank	1,715,000	905,000	2,240,000
Equity in undistributed earnings of subsidiary	1,531,523	1,087,953	843,369

Net income	$3,110,513	$1,869,854	$2,939,297

CONDENSED STATEMENTS OF CASH FLOWS

	2010	2009	2008

Cash flows from operating activities:
Net income	$3,110,513	$1,869,854	$2,939,297
Stock-based compensation expense	50,721	47,200	47,404
Equity in undistributed earnings of subsidiary	(1,531,522)	(1,087,953)	(843,369)
Increase in other assets	(29,103)	(25,521)	—

Net cash provided by operating activities	1,600,609	803,580	2,143,332

Cash flows from financing activities:
Dividends paid	(1,688,084)	(1,912,940)	(2,537,219)
Fractional shares paid	(2,466)
Stock options exercised	210,811	235,315	202,829

Net cash used by financing activities	(1,479,739)	(1,677,625)	(2,334,390)

Net (decrease) increase in cash	120,870	(874,045)	(191,058)

Cash at beginning of year	39,626	913,671	1,104,729

Cash at end of year	$160,497	$39,626	$913,671

Change in dividend payable	$-	$(636,256)	$3,618

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below represent the quarterly results of operations for the years ended December 31, 2010 and 2009, respectively:

	2010
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,112,476	$3,059,416	$2,954,837	$3,039,454
Total interest expense	246,524	254,217	272,846	292,804
Net interest income	2,865,952	2,805,199	2,681,991	2,746,650
Provision for loan losses	250,000	190,000	110,000	120,000
Net interest income after provisions for loan losses	2,615,952	2,615,199	2,571,991	2,626,650
Other income	595,021	560,989	473,587	420,753
Other expense	1,998,711	1,998,737	1,990,557	1,985,666
Income before income tax expense	1,212,262	1,177,451	1,055,021	1,061,737
Income tax expense	379,059	355,850	326,179	334,870
Net income	$833,203	$821,601	$728,842	$726,867
Basic income per common share	$.19	$.19	$.16	$.16
Diluted income per common share	$.19	$.19	$.16	$.16

	2009
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,071,012	$2,971,678	$2,846,588	$2,782,671
Total interest expense	319,825	345,117	340,649	330,738
Net interest income	2,751,187	2,626,561	2,505,939	2,451,933
Provision for loan losses	1,095,000	1,110,000	113,000	51,000
Net interest income after provisions for loan losses	1,656,187	1,516,561	2,392,939	2,400,933
Other income	500,990	515,102	656,662	591,302
Other expense	1,951,017	1,858,576	1,996,912	1,782,956
Income before income tax expense	206,160	173,087	1,052,689	1,209,279
Income tax (benefit) expense	(64,810)	36,566	365,228	434,377
Net income	$270,970	$136,521	$687,461	$774,902
Basic income per common share	$.06	$.03	$.16	$.18
Diluted income per common share	$.06	$.03	$.16	$.18

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.         Subsequent Events
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or disclosure.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Act”) was carried out as of December 31, 2010 under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President and Treasurer and several other members of the Company’s senior Management.  Based upon that evaluation the President and Chief Executive Officer and the Executive Vice President and Treasurer concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the act has been (i) accumulated and communicated to Management (including the President and Chief Executive Officer and Executive Vice President and Treasurer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of Management, including the President and Chief Executive Officer and the Executive Vice President and Treasurer, the Company’s Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010, based on the framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  Based on this assessment Management believes that as of December 31, 2010, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to the final ruling by the Securities and Exchange Commission that permit the Company to provide only Management’s report in its annual report.

The Audit Committee, composed entirely of independent directors, meets periodically with Management, the Company’s internal auditor and Elliott Davis, LLC (separately and jointly) to discuss audit, financial and related matters.  Elliott Davis, LLC and the internal auditor have direct access to the Audit Committee.

Item 9B. Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 that was not reported.

PART III

Item 10.  Directors, Executive Officers, Promoters and Corporate Governance of the Registrant

The information required by this item contained under the sections captioned “Proposal 1-To Elect Seventeen Directors of Bank of South Carolina Corporation to Serve Until the Company’s 2012 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” included on pages 8-16 in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on April 12, 2011, a copy of which has been filed with the SEC, the “Proxy Statement”, is incorporated in this document by reference.

Executive Officers The information concerning the Company’s executive officers is contained under the section captioned -“Proposal 1-To Elect Seventeen Directors of Bank of South Carolina Corporation to Serve Until the Company’s 2012 Annual Meeting of Shareholders” included on pages 8-14 of the Company’s Proxy Statement and is incorporated in this document by reference.

Audit and Committee Financial Expert The Audit Committee of the Company is composed of Directors Malcolm M. Rhodes, MD (Chairman), Graham M. Eubank, Jr., Glen B. Haynes, DVM., Richard W. Hutson, Jr., Linda J. Bradley McKee, PhD., CPA., and David R. Schools.  The Board has selected the Audit Committee members based on its determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company’s financial statements. Each member of the Audit Committee is “independent” as defined in the NASDAQ Stock Market listing standards for audit committee members

The Board of Directors has determined that Linda J. Bradley McKee, PhD., CPA., qualifies as a financial expert within the meaning of SEC rules and regulations and has designated Dr. McKee as the Audit Committee financial expert.  Director McKee is independent as that term is used in Schedule 14A promulgated under the Exchange Act.

Code of Ethics The Company has adopted a “Code of Ethics”, applicable to the President, the Chief Financial Officer, Executive Vice-President and Treasurer and the Executive Vice-President and “Code of Conduct” for Directors, officers and employees.  A copy of these policies may be obtained at the Company’s internet website: www.banksc.com.

Compliance with Insider Reporting The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is included on page 18 of the Company’s Proxy Statement and is incorporated in this document by reference.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the Section captioned “Directors Compensation” and “Executive Compensation-Compensation Discussion and Analysis” included on pages 18-23 of the Proxy Statement.

Equity Compensation Plan Information
The following table summarizes share and exercise price of information about the Stock Incentive Plan of the Company as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans 1
1998 Omnibus Stock Incentive Plan approved by Shareholders 2	56,656	$11.93	-
2010 Omnibus Stock Incentive Plan approved by Shareholders3	32,250	10.77	267,750

Total	88,906	$11.51	267,750

1
In accordance with the 1998 Omnibus Stock Incentive Plan, no options may be granted under this Plan after April 14, 2008, due to its expiration.  Options granted before this date shall remain valid in accordance with their terms.  On May 14, 2011, 12,401 options to purchase stock will expire if not exercised, under the 1998 Omnibus Stock Incentive Plan.

2
The number of securities to be issued upon exercise of the outstanding options represents the total outstanding options under the 1998 Omnibus Stock Incentive Plan.  As per the agreement the above options shall remain valid in accordance with their terms.

3
The 2010 Omnibus Stock Incentive Plan was approved by the Shareholders at the 2010 Annual Meeting.  There were 300,000 shares reserved under this Plan.  On September 24, 2010, 33,000 options were granted to employees (other than Executive Officers) with 750 forfeited with the resignation of one employee.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this document by reference to the Sections captioned “Proposal 1-To Elect Seventeen Directors of Bank of South Carolina Corporation to Serve Until the Company’s 2012 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters”, included on pages 14 - 18 of the Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated in this document by reference to “Proposal 2 “ to ratify the appointment of Elliott Davis, LLC as independent public accountant for the year ending December 31, 2011 and “Auditing and Related Fees”, included on pages 24-25 of the Proxy Statement.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

1.	The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-K and listed on pages as indicated.

2.	Exhibits

	2.0	Plan of Reorganization (Filed with 1995 10-KSB)
	3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
	3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
	4.0	2011 Proxy Statement (Incorporated herein)
	10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
	10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
	10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
	10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
	10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Incorporated herein)
	10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
2010 Omnibus Stock Incentive Plan (Filed with 2010 Proxy Statement)
	10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
	13.0	2010 10-K (Incorporated herein)
	14.0	Code of Ethics (Filed with 2004 10-KSB)
	21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant's only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
	31.1	Certification of Principal Executive Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
	31.2	Certification of Principal Financial Officer pursuant to 15 U.S.C. 78 m(a) or 78 o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2011	BANK OF SOUTH CAROLINA CORPORATION

By: /s/Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer
Executive Vice President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 24, 2011	/s/David W. Bunch
David W. Bunch, Director

February 24, 2011	/s/Graham M. Eubank, Jr.
Graham M. Eubank, Jr., Director

February 24, 2011	/s/Fleetwood S. Hassell
Fleetwood S. Hassell, Executive Vice President
& Director

/s/Glen B. Haynes, DVM
February 24, 2011	Glen B. Haynes, DVM, Director

February 24, 2011	/s/William L. Hiott, Jr.
William L. Hiott, Jr., Director

February 24, 2011	/s/Katherine M. Huger
Katherine M. Huger, Director

February 24, 2011	/s/Richard W. Hutson, Jr.
Richard W. Hutson, Jr., Director

February 24, 2011	/s/Charles G. Lane
Charles G. Lane, Director

February 24, 2011	/s/Hugh C. Lane, Jr.
Hugh C. Lane, Jr., President,
Chief Executive Officer & Director

February 24, 2011	/s/Louise J. Maybank
Louise J. Maybank, Director

February 24, 2011	/s/Linda J. Bradley McKee, PHD, CPA
Linda J. Bradley McKee, PHD,CPA, Director

February 24, 2011	/s/Alan I. Nussbaum, MD
Alan I. Nussbaum, MD, Director

February 24, 2011	/s/Edmund Rhett, Jr., MD
Edmund Rhett, Jr., MD, Director

February 24, 2011	/s/Malcolm M. Rhodes, MD
Malcolm M. Rhodes, MD, Director

February 24, 2011	/s/David R. Schools
David R. Schools, Director

February 24, 2011	/s/Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer, Executive Vice
President & Treasurer, Director

February 24, 2011	/s/Thomas C. Stevenson, III
Thomas C. Stevenson, III, Director