Form 10-Q
period 2011-03-31
BANK OF SOUTH CAROLINA CORP
filed 2011-05-11
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

As of May 5, 2011 there were 4,434,488 Common Shares outstanding.

Table of Contents

BANK OF SOUTH CAROLINA CORPORATION

Report on Form 10-Q
for quarter ended
March 31, 2011

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets –
March 31, 2011 and December 31, 2010	3
Consolidated Statements of Income –
Three months ended March 31, 2011 and 2010	4
Consolidated Statements of Shareholders’ Equity and Comprehensive Income –
Three months ended March 31, 2011 and 2010	5
Consolidated Statements of Cash Flows –
Three months ended March 31, 2011 and 2010	6
Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	16
Off-Balance Sheet Arrangements	30
Liquidity	31
Capital Resources	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	33
Item 1A Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Removed and Reserved	33
Item 5. Other Information	33
Item 6. Exhibits	33

Signatures	35
Certifications

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2011	December 31, 2010
Assets:
Cash and due from banks	$6,210,726	$5,404,379
Interest bearing deposits in other banks	8,309	8,302
Federal funds sold	34,227,475	19,018,104
Investment securities available for sale	49,017,775	39,379,613
Mortgage loans to be sold	2,119,227	5,908,316
Loans	204,736,188	208,025,664
Allowance for loan losses	(2,763,745)	(2,938,588)
Net loans	201,972,443	205,087,076
Premises and equipment, net	2,406,099	2,436,526
Other real estate owned	659,430	659,492
Accrued interest receivable	933,805	1,054,791
Other assets	1,567,266	1,564,668

Total assets	$299,122,555	$280,521,267

Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing demand	$57,417,806	$56,884,235
Interest bearing demand	54,724,732	50,394,101
Money market accounts	80,809,316	68,007,823
Certificates of deposit $100,000 and over	45,280,146	45,523,280
Other time deposits	17,647,120	17,760,278
Other savings deposits	12,294,734	11,867,258
Total deposits	268,173,854	250,436,975

Short-term borrowings	414,432	767,497
Accrued interest payable and other liabilities	1,194,732	597,913
Total liabilities	269,783,018	251,802,385

Common Stock - No par value;
12,000,000 shares authorized; Shares issued 4,651,148
at March 31, 2011 and 4,649,317 at December 31, 2010;
Shares outstanding 4,431,697 at March 31, 2011
and 4,429,866 shares at December 31, 2010	-	-
Additional paid in capital	28,228,467	28,202,939
Retained earnings	2,374,126	2,167,927
Treasury stock – 219,451 shares at March 31, 2011 and December 31, 2010	(1,902,439)	(1,902,439)
Accumulated other comprehensive income, net of income taxes	639,383	250,455

Total shareholders' equity	29,339,537	28,718,882

Total liabilities and shareholders' equity	$299,122,555	$280,521,267

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended
	March 31,
	2011	2010
Interest and fee income
Interest and fees on loans	$2,616,584	$2,671,441
Interest and dividends on investment securities	321,555	366,947
Other interest income	10,565	1,066
Total interest and fee income	2,948,704	3,039,454

Interest expense
Interest on deposits	235,938	285,439
Interest on short-term borrowings	-	7,365
Total interest expense	235,938	292,804

Net interest income	2,712,766	2,746,650
Provision for loan losses	120,000	120,000
Net interest income after provision for loan losses	2,592,766	2,626,650

Other income
Service charges, fees and commissions	245,887	248,281
Mortgage banking income	178,263	166,878
Other non-interest income	5,177	5,594
Total other income	429,327	420,753

Other expense
Salaries and employee benefits	1,170,400	1,166,856
Net occupancy expense	334,478	310,586
Other operating expenses	591,558	508,224
Total other expense	2,096,436	1,985,666

Income before income tax expense	925,657	1,061,737
Income tax expense	276,289	334,870
Net income	$649,368	$726,867

Basic earnings per share	$0.14	$0.16
Diluted earnings per share	$0.14	$0.16

Weighted average shares outstanding
Basic	4,430,705	4,403,201
Diluted	4,437,570	4,403,201

Cash Dividend Per Share	$0.10	$0.10

All share and per share data have been restated to reflect a 10% stock dividend declared on August 26, 2010.

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

December 31, 2009	$-	$23,511,560	$4,968,336	$(1,692,964)	$780,265	$27,567,197

Comprehensive income:

Net income	-	-	726,867	-	-	726,867

Net unrealized gain on securities (net of tax effect of $6,833)	-	-	-	-	11,637	11,637

Comprehensive income	-	-	-	-	-	738,504

Stock-based compensation expense	-	11,800	-	-	-	11,800

Cash dividends ($0.10 per common share)	-	-	(400,291)	-	-	(400,291)

March 31, 2010	$-	$23,523,360	$5,294,912	$(1,692,964)	$791,902	$27,917,210

December 31, 2010	$-	$28,202,939	$2,167,927	$(1,902,439)	$250,455	$28,718,882

Comprehensive income:

Net income	-	-	649,368	-	-	649,368

Net unrealized gain on securities (net of tax effect of $177,549)	-	-	-	-	388,928	388,928

Total comprehensive income	-	-	-	-	-	1,038,296

Exercise of stock options	-	14,850	-	-	-	14,850

Stock-based compensation expense	-	10,678	-	-	-	10,678

Cash dividends ($0.10 per common share)	-	-	(443,169)	-	-	(443,169)

March 31, 2011	$-	$28,228,467	$2,374,126	$(1,902,439)	$639,383	$29,339,537

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$649,368	$726,867
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	86,987	63,489
Provision for loan losses	120,000	120,000
Stock-based compensation expense	10,678	11,800
Net (accretion) and amortization of unearned discounts and premiums on investments	(25,435)	13,093
Origination of mortgage loans held for sale	(12,315,707)	(14,048,052)
Proceeds from sale of mortgage loans held for sale	16,104,796	14,685,806
(Increase) decrease in accrued interest receivable and other assets	(59,099)	106,699
Increase in accrued interest payable and other liabilities	153,650	336,952

Net cash provided by operating activities	4,725,238	2,016,654

Cash flows from investing activities:
Purchase of investment securities available for sale	(15,206,250)	-
Maturities of investment securities available for sale	6,160,000	-
Net decrease in loans	2,994,633	2,416,933
Purchase of premises and equipment	(56,560)	(10,953)
Proceeds from the sale of other real estate owned	-	65,000

Net cash (used) provided by investing activities	(6,108,177)	2,470,980

Cash flows from financing activities:
Net increase in deposit accounts	17,736,879	4,083,694
Net decrease in short-term borrowings	(353,065)	(214,486)
Stock options exercised	14,850	-

Net cash provided by financing activities	17,398,664	3,869,208

Net increase in cash and cash equivalents	16,015,725	8,356,842
Cash and cash equivalents, beginning of period	24,430,785	9,582,502

Cash and cash equivalents, end of period	$40,446,510	$17,939,344

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$216,240	$273,555
Income taxes	$139,111	$52,146

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$443,169	$400,291
Transfer of loans to other real estate owned	$-	$65,000
Change in unrealized losses on available for sale securities	$388,928	$11,637

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011

NOTE 1:  Basis of Presentation

The Bank of South Carolina (the “Bank”) was organized on October 22, 1986 and opened for business as a state-chartered financial institution on February 26, 1987, in Charleston, South Carolina.  The Bank was reorganized into a wholly-owned subsidiary of Bank of South Carolina Corporation (the “Company”), effective April 17, 1995.  At the time of the reorganization, each outstanding share of the Bank was exchanged for two shares of Bank of South Carolina Corporation Stock.  The Company operates as a commercial bank from four banking houses located at: 256 Meeting Street, Charleston, SC, 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC and 2027 Sam Rittenberg Boulevard, Charleston, SC.

The consolidated financial statements in this report are unaudited, except for the December 31, 2010 consolidated balance sheet.  All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company.  The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 2:  Investment Securities

The Company classifies investments into three categories as follows:  (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis.  All securities were classified as available for sale for the three months ended March 31, 2011 and 2010.  The Company does not have any mortgage- backed securities nor has it ever invested in mortgage-backed securities.

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

The options are not transferable except by will or by the laws of descent and distribution. On March 24, 2011, the Executive Committee granted options to purchase 5,000 shares of stock to 1 employee.  Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grant: dividend yield 4.02%, historical volatility 54.43%, risk free interest rate of 3.42%, and an expected life of 10 years.

On April 14, 1998 the Company adopted the 1998 Omnibus Stock Incentive Plan which expired on April 14, 2008.  Options can no longer be granted under the 1998 Plan.  Options granted before April 14, 2008, shall remain valid in accordance with their terms.

The following is a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plans for the three months ended March 31, 2011 and the 1998 Omnibus Stock Incentive Plan for the three months ended March 31, 2010.

Three Months Ended March 31, 2011	Options	Weighted Average Exercise Price

Balance at January 1, 2011	88,831	$11.51
Granted	5,000	11.67
Exercised	(1,831)	8.11
Balance at March 31, 2011	92,000	$11.59

Three months Ended March 31, 2010	Options	Weighted Average Exercise Price

Balance at January 1, 2010	86,995	$10.61
Exercised	-	-
Balance at March 31, 2010	86,995	$10.61

Options exercisable at March 31, 2011	11,303	$8.11
	4,870	$8.54

All share and per share data have been restated to reflect a 10% stock dividend declared on August 26, 2010.

NOTE 4:  Shareholders' Equity

A regular quarterly cash dividend of $.10 per share was declared on March 24, 2011 for shareholders of record at April 8, 2011, payable April 29, 2011. Income per common share for the three months ended March 31, 2011 and for the three months ended March 31, 2010 was calculated as follows:

	FOR THE THREE MONTHS ENDED MARCH 31, 2011
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$649,368

Basic income available to common shareholders	$649,368	4,430,705	$.14

Effect of dilutive options		6,865

Diluted income available to common shareholders	$649,368	4,437,570	$.14

	FOR THE THREE MONTHS ENDED MARCH 31, 2010
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$726,867

Basic income available to common shareholders	$726,867	4,403,201	$	..16

Effect of dilutive options		-

Diluted income available to common shareholders	$726,867	4,403,201		$.16

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

Comprehensive income totaled $1,038,296 at March 31, 2011 and $738,504 at March 31, 2010.

NOTE 6: Fair Value Measurements

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2011 and December 31, 2010, the Company’s investment portfolio was comprised of US Treasury Notes, Government Sponsored Enterprises and Municipal Securities. The portfolio did not contain any mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 are as follows:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011
US Treasury Note	$21,206,016	$-	$-	$21,206,016
Government Sponsored Enterprises	$-	$3,032,509	$-	$3,032,509
Municipal Securities	$-	$24,779,250	$-	$24,779,250
Mortgage loans to be sold	$-	$2,119,227	$-	$2,119,227
Total	$21,206,016	$29,930,986	$-	$51,137,002

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
US Treasury Note	$9,023,437	$-	$-	$9,023,437
Government Sponsored Enterprises	$-	$6,100,545	$-	$6,100,545
Municipal Securities	$-	$24,255,631	$-	$24,255,631
Mortgage loans to be sold	$-	$5,908,316	$-	$5,908,316
Total	$9,023,437	$36,264,492	$-	$45,287,929

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an on going basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of March 31, 2011 and December 31, 2010 for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2011 and twelve months ended December 31, 2010.

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011
Impaired loans	$-	$4,644,770	$-	$4,644,770
Other real estate owned	$-	$659,430	$-	$659,430
Total	$-	$5,304,200	$-	$5,304,200

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Impaired loans	$-	$3,559,528	$-	$3,559,528
Other real estate owned	$-	$659,492	$-	$659,492
Total	$-	$4,219,020	$-	$4,219,020

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

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value.  The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans by the Company at March 31, 2011 and December 31, 2010, approximate market.

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

e.	Short-term borrowings

The carrying amount approximates fair value due to the short-term nature of these instruments.

The estimated fair values of the Company's financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
	Carrying Amount	Estimated Fair Value

Cash and due from banks	$6,210,726	$6,210,726
Interest bearing deposits in other banks	8,309	8,309
Federal funds sold	34,227,475	34,227,475
Investments available for sale	49,017,775	49,017,775
Loans (1)	206,831,723	208,420,615
Deposits	268,173,854	268,942,172
Short-term borrowings	414,432	414,432

	December 31, 2010
	Carrying Amount	Estimated Fair Value

Cash and due from banks	$5,404,379	$5,404,379
Interest bearing deposits in other banks	8,302	8,302
Federal funds sold	19,018,104	19,018,104
Investments available for sale	39,379,613	39,379,613
Loans (1)	213,916,674	218,670,423
Deposits	250,436,975	250,750,331
Short-term borrowings	767,497	767,497

(1)	Includes mortgage loans to be sold

NOTE 7: Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in their interim and annual financial statements.  See the discussion on “Allowance for Loan Losses”.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.  The Company does not expect this to have an impact on its financial statements.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the business, financial condition, and results of operations of the Company.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations, removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

Also in December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011, although early adoption is permitted.  The Company does not expect the amendment to have any impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 8: Subsequent Events

None

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events have occurred requiring accrual or disclosure.

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

All forward-looking statements in this report are based on information available to the Company as of the date of this report.  Although Management believes that the expectations reflected in the forward-looking statements are reasonable, Management cannot guarantee that these expectations will be achieved.  The Company will undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.  In addition, certain statements in future filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward looking statements.

Overview

Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $299.1 million in assets as of March 31, 2011 and net income of $649,368 for the three months ended March 31, 2011.  The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester and Berkeley counties of South Carolina.  The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of the Company’s financial condition as of March 31, 2011 as compared to December 31, 2010 and the results of operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  The discussion and analysis identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

The Company derives most of its income from interest on loans and investments (interest bearing assets).  The primary source of funding for making these loans and investments is the Company’s interest and non-interest bearing deposits. One of the key measures of the Company’s success is the amount of net interest income, or the difference between the income on its interest earning assets, such as loans and investments, and the expense on its interest bearing liabilities, such as deposits.  Another key measure is the spread between the yield the Company earns on these interest bearing assets and the yield the Company pays on its interest-bearing liabilities.

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

The Company’s results of operations depend not only on the level of its net interest income from loans and investments, but also on its non-interest income and its operating expenses.  Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread.  The Company’s net interest spread for the three months ended March 31, 2011 was 3.82% compared to 4.18% for the three months ended March 31, 2010.

Non-interest income includes fees and other expenses charged to customers.  A more detailed discussion of interest income, non-interest income and operating expenses follows.

For three months ended March 31, 2011, the Bank has paid $425,000 to the Company for dividend payments.

CRITICAL ACCOUNTING POLICIES

The Company has adopted various accounting policies that govern the application principles generally accepted in the United States and with general practices within the banking industry in the preparation of its financial statements.  The Company’s significant accounting policies are described in the footnotes to its unaudited consolidated financial statements as of March 31, 2011 and its notes included in the consolidated financial statements in its 2010 Annual Report on Form 10-K as filed with the SEC.

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

BALANCE SHEET

LOANS

The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets.  At March 31, 2011 outstanding loans (plus deferred loan fees of $23,692) totaled $206,855,415 which equaled 77.13% of total deposits and 69.15% of total assets.    Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina.

Because lending activities comprise such a significant source of revenue, the Company’s main objective is to adhere to sound lending practices.  The Loan Committee of the Board of Directors meets monthly to evaluate the adequacy of the Allowance for Loan Losses and to review all loans resulting in credit exposure of $10,000.

The breakdown of total loans by type and the respective percentage of total loans are as follows:

	March 31,		December 31,
	2011	2010	2010
Commercial loans	$50,459,661	$47,710,071	$50,601,639
Commercial real estate	105,619,466	111,002,283	108,004,910
Residential mortgage	15,720,208	18,986,636	16,071,839
Consumer loans	5,382,125	5,159,686	5,361,197
Personal banklines	27,307,356	28,225,043	27,734,166
Other	223,680	247,944	234,607

Total	204,712,496	211,331,663	208,008,358
Deferred loan fees (net)	23,692	(856)	17,306
Allowance for loan losses	(2,763,745)	(3,077,261)	(2,938,588)

Loans, net	$201,972,443	$208,253,546	$205,087,076

	March 31,		December 31,
Percentage of Loans	2011	2010	2010
Commercial loans	24.65%	22.58%	24.33%
Commercial real estate	51.59%	52.53%	51.92%
Residential mortgage	7.68%	8.98%	7.73%
Consumer loans	2.63%	2.44%	2.58%
Personal banklines	13.34%	13.36%	13.33%
Other	.11%	.11%	0.11%
Total	100.00%	100.00%	100.00%

As the result of the recessionary economic conditions which began in the latter half of 2007, the Company has experienced a decrease in loan demand as shown in the table above.  Loans have decreased 1.58% or approximately $3,289,476 from March 31, 2010 to March 31, 2011.

INVESTMENT SECURITIES AVAILABLE FOR SALE

The Company uses the investment securities portfolio for several purposes.  It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds.  Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio.  The average yield on investments at March 31, 2011 was 2.63% compared to 3.90% at December 31, 2010.  The amortized cost of the investments available for sale at March 31, 2011 and December 31, 2010 and percentage of each category to total investments are as follows:

INVESTMENT PORTFOLIO
	March 31, 2011	December 31, 2010
US Treasury Notes	$21,247,394	$9,055,078
Government-Sponsored Enterprises	3,006,709	6,013,897
Municipal Securities	23,748,779	23,913,091
	$48,002,882	$38,982,066

US Treasury Note	44.26%	.03%
Government-Sponsored Enterprises	6.27%	20.09%
Municipal Securities	49.47%	79.88%
	100.00%	100.00%

All investment securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at March 31, 2011 and December 31, 2010.  The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

The amortized cost and fair value of investment securities available for sale are summarized as follows as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Note	$21,247,394	$12,432	$53,810	$21,206,016
Government-Sponsored Enterprises	3,006,709	25,800	-	3,032,509
Municipal Securities	23,748,779	1,065,585	35,114	24,779,250

Total	$48,002,882	$1,103,817	$88,924	$49,017,775

	DECEMBER 31, 2010
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$9,055,078	$8,784	$40,425	$9,023,437
Government-Sponsored Enterprises	6,013,897	86,648	-	6,100,545
Municipal Securities	23,913,091	577,462	234,922	24,255,631

Total	$38,982,066	$672,894	$275,347	$39,379,613

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2011 and December 31, 2010 by contractual maturity are as follows:

March 31, 2011
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$3,909,720	$3,949,331
Due in one year to five years	24,915,379	25,099,023
Due in five years to ten years	10,172,213	10,804,382
Due in ten years and over	9,005,570	9,165,039

Total	$48,002,882	$49,017,775

December 31, 2010
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$9,619,604	$9,719,581
Due in one year to five years	9,465,147	9,608,773
Due in five years to ten years	8,832,440	9,137,645
Due in ten years and over	11,064,875	10,913,614

Total	$38,982,066	$39,379,613

MARCH 31, 2011
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$12,193,125	$53,810	$-	$-	$12,193,125	$53,810
Government-Sponsored Enterprises	-	-	-	-	-	-
Municipal Securities	2,577,487	35,114	-	-	2,577,487	35,114

	$14,770,612	$88,924	$-	$-	$14,770,612	$88,924

DECMBER 31, 2010
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Notes	$6,015,469	40,425	$-	-	$6,015,469	$40,425
Government-Sponsored Enterprises	-	-	-	-	-	-
Municipal Securities	8,468,976	234,922	-	-	8,468,976	234,922
Total	$14,484,445	275,347	$-	-	$14,484,445	$275,347

At March 31, 2011, there were four US Treasury Notes with an unrealized loss of $53,810 and four Municipal Securities with an unrealized loss of $35,114 as compared to two US Treasury Notes with an unrealized loss of $40,425 and fourteen Municipal Securities with an unrealized loss of $234,922, at December 31, 2010.  The investments at March 31, 2011 and December 31, 2010 were not considered other-than-temporarily impaired.  The Company does not intend to sell these investments and therefore it is more likely than not that the Company will not be required to sell these securities before recovery of any amortized cost.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

DEPOSITS

Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 72.61% of average earning assets for the three months ended March 31, 2011, and 71.30% for the twelve months ended December 31, 2010. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	March 31,		December 31,
	2011	2010	2010
Non-interest bearing demand	57,417,806	48,062,604	56,884,235
Interest bearing demand	54,724,732	52,090,918	50,394,101
Money market accounts	80,809,316	66,725,130	68,007,823
Certificates of deposit $100,000 and over	45,280,146	38,877,199	45,523,280
Other time deposits	17,647,120	16,714,610	17,760,278
Other savings deposits	12,294,734	11,450,913	11,867,258

Total Deposits	268,173,854	233,921,374	250,436,975

	March 31,		December 31,
Percentage of Deposits	2011	2010	2010
Non-interest bearing demand	21.41%	20.55%	22.71%
Interest bearing demand	20.41%	22.27%	20.12%
Money Market accounts	30.13%	28.52%	27.16%
Certificates of deposit $100,000 and over	16.89%	16.62%	18.18%
Other time deposits	6.58%	7.15%	7.09%
Other savings deposits	4.58%	4.89%	4.74%

Total Deposits	100.00%	100.00%	100.00%

While deposit fluctuations are normal in the Company’s business, in order to reduce its cost of funds the Company has tried to reduce the amount of its outstanding Certificates of deposit greater than $100,000 as a current business strategy.  Overall deposits have increased 14.64% from March 31, 2010 to March 31, 2011 and 7.08% from December 31, 2010 to March 31, 2011.  This increase is the result of the Company’s business development efforts and the strength of the Bank.

SHORT-TERM BORROWINGS

The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $1,000,000 at March 31, 2011 and December 31, 2010 under the arrangement at an interest rate set by the Federal Reserve.  The note is secured by Government Sponsored Enterprise Securities with a market value of $1,112,665 at March 31, 2011 and $1,073,450 at December 31, 2010. The amount outstanding under the note totaled $414,432 and $767,497 at March 31, 2011 and December 31, 2010, respectively.  At March 31, 2011 and December 31, 2010, the Company had no outstanding federal funds purchased with the option to borrow up to $26,000,000 on short term lines of credit. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window.  The Company established this arrangement as a secondary source of liquidity. As of March 31, 2011 and December 31, 2010 the Company could borrow up to $62,477,724 and $63,389,913, respectively. There have been no borrowings under this arrangement.

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Net income decreased $77,499 or 10.66% to $649,368, or basic and diluted earnings per share of $.14 and $.14, respectively, for the three months ended March 31, 2011, from $726,867, or basic and diluted earnings per share of $.16 and $.16, respectively, for the three months ended March 31, 2010. The decrease in net income between periods is primarily due to an increase in other operating expenses including an increase in overall auditing fees and an increase in data processing fees.  Average earning assets increased $22.1 million for the three months ended March 31, 2011 as compared to the same period in 2010.  Average earning assets were $278.5 million during the three months ended March 31, 2011 as compared to $256.4 million for the three months ended March 31, 2010.  Average loans decreased $8.3 million or 3.84% to $208.9 million for the three months ended March 31, 2011 as compared to $217.2 million for the three months ended March 31, 2010.

Net Interest Income

Net interest income, the major component of the Company’s net income, decreased $33,884 or 1.23% to $2,712,766 for the three months ended March 31, 2011, from $2,746,650 for the three months ended March 31, 2010.  This decrease is primarily due to a decrease of $54,857 or 2.05% in interest and fees on loans as well as a decrease of $45,392 in interest and dividends on investment securities.  Average loans decreased $8,344,882 or 3.84% and average investments increased $6,990,038 or 17.23%.  The Company had a $3 million US Treasury Note with a yield of 4.87%, a $3 million Government Sponsored Security with a yield of 5.69%, and a $160 thousand Municipal Security with a yield of 4.38%, mature during the three months ended March 31, 2011.  The Company reinvested in $6 million in US Treasury Notes that are yielding between 1.25% and 1.35%, a significant decrease in the yield on the Company’s investments. The yields on interest earning assets decreased 51 basis points to 4.29% from 4.81%.  The cost of interest bearing liabilities during the three months ended March 31, 2011 was 0.47% as compared to 0.63% for the same period in 2010, a decrease of 16 basis points.  Also contributing to the decline in net interest income was the increase in Federal Funds Sold during the quarter ended March 31, 2011, which averaged $25.7 million at a yield of .17% as compared to $2.3 million at a yield of .19% during the quarter ended March 31, 2010.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio.  The adequacy of the allowance for loan losses (the “Allowance”) is reviewed monthly by the Loan Committee and on a quarterly basis by the Board of Directors.  For purposes of this analysis, adequacy is defined as a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented.  The methodology employed for this analysis was modified in 2007, 2008 and 2010 to better reflect the economic environment and regulatory guidance. The revised methodology is based on a Reserve Model that is comprised of the three components listed below.

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

A general reserve analysis is performed on individually reviewed loans, but not impaired loans, and excluded individually reviewed impaired loans, based on FASB ASC 450-20. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group.  The three year historical loss percentage for the three months ended March 31, 2011 and March 31, 2010 was .34% and .16%, respectively.

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

Although significantly under the threshold of 100% of capital (currently approximately $29 million), the Company’s list and number of over margined real estate loans currently totals approximately $14.9 million or approximately 7.18% of its loan portfolio.

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

As of March 31, 2011, there were only four Standard Industrial Code groups that comprised more than three percent of the Bank’s total outstanding loans.  The four groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, and legal services.

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

The aforementioned changes to the Company’s Allowance for Loan Loss methodology were not made as a result of dramatic or patterned history of loan losses, increases in past due loans, or non-performing assets, but rather because of specific changes in the Company’s lending environment.  These changes precipitated the need for additional reserves in a period of time when the Company’s loan portfolio grew significantly (three months ended March 31, 2010).  Based on the evaluation described above, the Company recorded a provision for loan losses during the three months ended March 31, 2011 and March 31, 2010 of $120,000, respectively. At March 31, 2011 the three year average loss ratios were: .57% Commercial, .48% Consumer, .49% 1-4 Residential, .00% Real Estate Construction and .14% Real Estate Mortgage.  The three year historical loss ratio used at March 31, 2011 was .34% compared to .163% at March 31, 2010.

During the quarter ended March 31, 2011, charge-offs of $303,403 and recoveries of $8,559 were recorded to the allowance resulting in an allowance for loan losses of $2,763,745 or 1.35% of total loans, compared to charge-offs of $71,356 and recoveries of $1,621 resulting in an allowance loan losses of $3,077,261 or 1.46% of total loans at March 31, 2010.

The Bank had impaired loans totaling $4,644,770 as of March 31, 2011, compared to $2,721,896 as of March 31, 2010.  The impaired loans at March 31, 2011 include six non-accrual loans with a combined balance of $1,345,211. Impaired loans at March 31, 2010 included six non-accrual loans with a combined balance of $1,100,852. Included in the impaired loans at March 31, 2011, is one credit totaling $1,023,000 which is secured by a second mortgage. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest.  The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate.  If non-accrual loans decrease their past due status to less than 30 days for a period of three months, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest at March 31, 2011 or March 31, 2010.

Net charge-offs for the three months ended March 31, 2011 were $294,844 compared to net charge-offs of $69,735 for the three months ended March 31, 2010. Uncertainty in the economic outlook still exists, making charge-off levels in future periods less predictable; however, loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company had $122,562 unallocated reserves at March 31, 2011 related to other inherent risk in the portfolio compared to unallocated reserves of $694,943 at March 31, 2010. Management believes this amount is appropriate and properly supported through the environmental factors of its Allowance for Loan Losses.    Management believes the allowance for loan losses at March 31, 2011 is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.  Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required.  No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.  During the three months ended March 31, 2011, no entry was made to the allowance for unfunded loans and commitments leaving a balance of $20,825.

The following is a summary of the non-accrual loans as of March 31, 2011.

Loans Receivable on Non-Accrual  at March 31, 2011

Commercial	$6,043
Commercial Real Estate:
Commercial Real Estate - Construction	-
Commercial Real Estate - Other	838,768
Consumer Real Estate	500,400
Total	$1,345,211

The following is a schedule of the Bank’s delinquent loans, excluding mortgage loans held for sale and deferred loan fees, as of March 31, 2011.

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$144,759	57,883	-	202,642	50,253,661	50,456,303	-
Commercial Real Estate:					4,127,548	4,127,548
Commercial Real Estate - Other	1,793,000	322,669	486,390	2,602,059	98,289,860	100,891,919	-
Consumer:
Consumer - Real Estate		317,500		317,500	43,803,174	44,120,674
Consumer - Other	49,337	-		49,337	5,544,382	5,593,719	-
Total	$1,987,096	698,052	486,390	3,171,538	202,018,625	205,190,163	-

As of March 31, 2011 loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans For the Three Months Ended March 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$83,350	$6,043	$-	$9,450	$34,055
Commercial Real Estate	1,997,543	2,021,209	-	2,012,407	354,097
Consumer Real Estate	599,786	599,354	-	599,636	133,198

Total	$2,680,679	$2,626,606	$-	$2,621,493	$521,350

With an allowance recorded:
Commercial	$1,211,163	$1,205,663	$1,205,663	$807,846	$41,714
Commercial Real Estate	126,000	90,959	86,084	87,431	17,702
Consumer Real Estate	725,000	721,542	263,215	721,542	250,995

Total	$2,062,163	$2,018,164	$1,554,962	$1,616,819	$310,411

The following table illustrates credit risks by category and internally assigned grades.

March 31, 2011	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Residential – Real Estate	Consumer – Other
Pass	$44,066,319	$3,652,773	$93,582,288	42,333,818	4,941,212
Watch	3,121,517	474,775	3,299,525	89,108	313,918
OAEM	1,925,601	-	426,124	376,852	230,142
Sub-Standard	1,342,866	-	3,583,982	1,320,896	106,824
Doubtful	-	-	-	-	1,623
Loss	-	-	-	-	-
			-	-	-
Total	$50,456,303	$4,127,548	$100,891,919	44,120,674	5,593,719

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

March 31, 2011	Commercial	Commercial Real Estate	Consumer	Residential	Finance Leases	Total	Unallocated
Allowance for Loan Losses
Beginning Balance	$1,213,865	$2,115,641	$-	$230,022	$-	$2,938,588		$592,647
Charge-offs	-	303,403	-	-	-	303,403
Recoveries	3,559	5,000	-	-	-	8,559
Provisions	-	120,000	-	-	-	120,000		(470,085)
Ending Balance	1,217,424	1,937,238	-	230,022	-	2,763,744		122,562
Ending Balances:
Individually evaluated for impairment	1,211,706	2,112,168	-	1,320,896	-	4,644,770
Collectively evaluated for impairment	$49,244,597	$102,907,299	$5,593,719	$42,799,778	$-	$200,545,393	$

Other Income

Other income for the three months ended March 31, 2011, increased $8,574 or 2.04% to $429,327 from $420,753 for the three months ended March 31, 2010.  This increase is primarily due to a increase in mortgage banking income of $11,385 or 6.82% to $178,263 for the three months ended March 31, 2011 as compared to $166,878 for the three months ended March 31, 2010. During the three months ended March 31, 2011, the Company originated $12,315,708 in mortgage loans a decrease of $1,732,344 compared to March 31, 2010.  However, the service release premium increased $28,171 to $265,805 for the three months ended March 31, 2011 compared to 2010.  This was offset by an increase in discount points paid of $22,605 to $83,618.  With fewer originations, commissions paid to the mortgage lenders decreased $2,286.

Other Expense

Bank overhead increased $110,770 or 5.57% to $2,096,436 for the three months ended March 31, 2011, from $1,985,666 for the three months ended March 31, 2010. Net occupancy expense increased $23,892 or 7.69% to $334,478 for the three months ended March 31, 2011 as compared to $310,586 for the three months ended March 31, 2010.   During 2010 the Company moved its Mortgage Department from its main banking house at 256 Meeting Street to a new office on Morrison Drive in Charleston, SC.  This move resulted in an increase in rental expense of $2,000 a month as well as an increase in utilities. Other operating expenses increased $83,334 or 16.40% to $591,558 for the three months ended March 31, 2011, from $508,224 for the three months ended March 31, 2010.  Data processing fees increased $22,036, due to the addition of remote capture and eCorp (online banking for corporations). The Company saw an increase of $24,174 in audit fees and a decrease in legal fees of $8,941 for the three months ended March 31, 2011 Audit fees increased due to additional audits required with the addition of new products.  Legal fees decreased as a result of fewer billing hours related to foreclosed properties. The other changes in non-interest expense categories reflect normal modest fluctuations between the two periods.

Income Tax Expense

For the three months ended March 31, 2011, the Company’s effective tax rate was 29.85% compared to 31.54% during the three months ended March 31, 2010.

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

The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below.  The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet.  The balance of the reserve was $20,825 at March 31, 2011 and 2010. The Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $45,451,474 and $41,352,245 at March 31, 2011 and 2010, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2011 was $532,613 and $521,610 at March 31, 2010.

The Company originates certain fixed rate residential loans and commits these loans for sale.  The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at March 31, 2011. The Company has forward sales commitments, totaling $2.1 million at March 31, 2011, to sell loans held for sale of $2.1 million. The fair value of these commitments was not significant at March 31, 2011.  The Company has no embedded derivative instruments requiring separate accounting treatment.

Liquidity

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale.  The Company’s primary liquid assets accounted for 30.61% and 21.25% of total assets at March 31, 2011 and 2010, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers.  Investment securities are an important tool in the Company's liquidity management.  Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At March 31, 2011, the Bank had short-term lines of credit totaling approximately $26,000,000 (which are withdrawable at the lender's option), with no outstanding balance at March 31, 2011.  Additional sources of funds available to the Bank for liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale.  In order to establish a secondary source of liquidity, the Company has established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window.  As of March 31, 2011 the Company could borrow up to $62,477,724. There have been no borrowings under this arrangement. In addition, on March 11, 2010 the Company borrowed $7,500,000 from the Federal Reserve Bank’s Term Auction Facility (TAF) at a rate of .50% for a term of 28 days (paid off on April 8, 2010). The Board of Governor’s of the Federal Reserve System established this program to allow depository institutions to place a bid for an advance from its local Federal Reserve Bank at a fixed interest rate determined via centralized single-price auction.  The collateral pledged to secure advances from the Federal Reserve Discount Window, serves as collateral.   This loan was paid off on April 8, 2010.

The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000 and other large deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At March 31, 2011 and 2010, the Bank's liquidity ratio was 23.97% and 10.68%, respectively.

Capital Resources

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders' equity at March 31, 2011 of $29,339,537.  The rate of asset growth since the Bank's inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk.  The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks.  The risk based capital ratio at March 31, 2011, for the Bank is 13.15% and at March 31, 2010 was 12.76%.  The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of March 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At March 31, 2011 and 2010, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Chief Financial Officer/ Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of March 31, 2011.  Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Chief Financial Officer/Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective.  During the period ending March 31, 2011, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

The Company established a Disclosure Committee on December 20, 2002. The committee is made up of the President and Chief Executive Officer, Chief Financial Officer/Executive Vice President and Treasurer, Executive Vice President, Vice President (Audit Compliance Officer), Vice President (Accounting), Vice President (Credit Department) and Vice President (Operations and Technology). This Committee meets quarterly to review the 10Q and or the 10K, to assure that the financial statements, Securities and Exchange Commission filings, and all public releases are free of any material misstatements and correctly reflect the financial position, results of operations and cash flows of the Company.  This Committee also assures that the Company is in compliance with the Sarbanes-Oxley Act.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.

		Page
(1)	Consolidated Balance Sheets	3
(2)	Consolidated Statements of Income for the three months ended March 31, 2011 and 2010	4
(3)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income	5
(4)	Consolidated Statements of Cash Flows	6
(5)	Notes to Consolidated Financial Statements	7-16

2.	Exhibits

	2.0	Plan of Reorganization (Filed with 1995 10-KSB)

	3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)

	3.1	By-laws of the Registrant (Filed with 1995 10-KSB)

	4.0	2010 Proxy Statement (Filed with 2010 10-K)

	10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)

	10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)

	10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)

	10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)

	10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10K)

	10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10K/A)
2010 Omnibus Stock Incentive Plan (Filed with 2010 Proxy Statement)

	10.6	Employee Stock Ownership Plan (Filed with 2008 10K/A)

	10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)

	14.0	Code of Ethics (Filed with 2004 10KSB)

	21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’ only subsidiary is The Bank of South Carolina (Filed with 1995 10KSB)

	31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer

	31.2	Certification pursuant to Section 13a-14(a)/15d-14(a) by Chief Financial Officer

	32.1	Certification pursuant to Section 1350

	32.2	Certification pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

May 5, 2011	BY:	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr.
President and Chief Executive Officer

BY:	/s/ Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer
Executive Vice President & Treasurer