Form 10-Q
period 2011-06-30
BANK OF SOUTH CAROLINA CORP
filed 2011-08-09
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2011

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

As of August 3, 2011 there were 4,444,275 Common Shares outstanding.

Table of Contents
BANK OF SOUTH CAROLINA CORPORATION

Report on Form 10-Q
for quarter ended
June 30, 2011

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	June 30, 2011	December 31, 2010
Assets:
Cash and due from banks	$5,148,410	$4,697,450
Interest bearing deposits in other banks	22,361,541	715,231
Federal funds sold	—	19,018,104
Investment securities available for sale	53,243,002	39,379,613
Mortgage loans to be sold	3,620,934	5,908,316
Loans	212,335,093	208,025,664
Allowance for loan losses	(2,854,059)	(2,938,588)
Net loans	209,481,034	205,087,076
Premises and equipment, net	2,401,831	2,436,526
Other real estate owned	659,430	659,492
Accrued interest receivable	1,004,740	1,054,791
Other assets	1,199,391	1,564,668

Total assets	$299,120,313	$280,521,267

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$63,941,545	$56,884,235
Interest bearing demand	54,277,473	50,394,101
Money market accounts	74,989,657	68,007,823
Certificates of deposit $100,000 and over	42,200,691	45,523,280
Other time deposits	17,816,022	17,760,278
Other savings deposits	14,136,458	11,867,258
Total deposits	267,361,846	250,436,975

Short-term borrowings	404,286	767,497
Accrued interest payable and other liabilities	1,130,456	597,913
Total liabilities	268,896,588	251,802,385

Common Stock - No par value; 12,000,000 shares authorized; Shares issued 4,663,726 at June 30, 2011 and 4,649,317 at December 31, 2010; Shares outstanding 4,444,275 at June 30, 2011 and 4,429,866 shares at December 31, 2010	—	—
Additional paid in capital	28,342,627	28,202,939
Retained earnings	2,697,641	2,167,927
Treasury stock – 219,451 shares at June 30, 2011 and December 31, 2010	(1,902,439)	(1,902,439)
Accumulated other comprehensive income, net of income taxes	1,085,896	250,455

Total shareholders’ equity	30,223,725	28,718,882

Total liabilities and shareholders’ equity	$299,120,313	$280,521,267

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2011	2010
Interest and fee income
Interest and fees on loans	$2,702,717	$2,571,561
Interest and dividends on investment securities	323,909	380,417
Other interest income	15,888	2,859
Total interest and fee income	3,042,514	2,954,837

Interest expense
Interest on deposits	213,883	271,601
Interest on short-term borrowings	—	1,245
Total interest expense	213,883	272,846

Net interest income	2,828,631	2,681,991
Provision for loan losses	120,000	110,000
Net interest income after provision for loan losses	2,708,631	2,571,991

Other income
Service charges, fees and commissions	228,323	263,338
Mortgage banking income	143,383	203,703
Gain on sale of securities	58,186	—
Other non-interest income	9,188	6,546
Total other income	439,080	473,587

Other expense
Salaries and employee benefits	1,177,992	1,131,524
Net occupancy expense	330,339	334,331
Other operating expenses	537,545	524,702
Total other expense	2,045,876	1,990,557

Income before income tax expense	1,101,835	1,055,021
Income tax expense	333,810	326,179
Net income	$768,025	$728,842

Basic earnings per share	$0.17	$0.17
Diluted earnings per share	$0.17	$0.17

Weighted average shares outstanding
Basic	4,460,218	4,408,037
Diluted	4,460,218	4,408,037

Cash Dividend Per Share	$0.10	$0.10

All share and per share data have been restated to reflect a 10% stock dividend declared on August 26, 2010.

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
Interest and fee income
Interest and fees on loans	$5,319,301	$5,243,002
Interest and dividends on investment securities	645,464	747,364
Other interest income	26,453	3,925
Total interest and fee income	5,991,218	5,994,291

Interest expense
Interest on deposits	449,820	557,039
Interest on short-term borrowings	—	8,610
Total interest expense	449,820	565,649

Net interest income	5,541,398	5,428,642
Provision for loan losses	240,000	230,000
Net interest income after provision for loan losses	5,301,398	5,198,642

Other income
Service charges, fees and commissions	474,210	511,619
Mortgage banking income	321,647	370,580
Gain on sale of securities	58,186	—
Other non-interest income	14,364	12,139
Total other income	868,407	894,338

Other expense
Salaries and employee benefits	2,348,392	2,298,380
Net occupancy expense	664,816	644,917
Other operating expenses	1,129,104	1,032,925
Total other expense	4,142,312	3,976,222

Income before income tax expense	2,027,493	2,116,758
Income tax expense	610,099	661,049
Net income	$1,417,394	$1,455,709

Basic earnings per share	$0.32	$0.33
Diluted earnings per share	$0.32	$0.33

Weighted average shares outstanding
Basic	4,454,969	4,405,633
Diluted	4,454,969	4,405,633

Cash Dividend Per Share	$0.20	$0.20

All share and per share data have been restated to reflect a 10% stock dividend declared on August 26, 2010.

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR SIX MONTHS ENDED JUNE 30, 2011 AND 2010

					Accumulated Other
	Common	Additional	Retained	Treasury	Comprehensive
	Stock	Paid In Capital	Earnings	Stock	Income	Total

December 31, 2009	$—	$23,511,560	$4,968,336	$(1,692,964)	$780,265	$27,567,197

Comprehensive income:

Net income	—	—	1,455,709	—	—	1,455,709

Net unrealized loss on securities (net of tax effect of $136,116)	—	—	—	—	(231,766)	(231,766)

Comprehensive income	—	—	—	—	—	1,223,943

Exercise of stock options	—	146,482	—	—	—	146,482

Stock-based compensation expense	—	23,600	—	—	—	23,600

Cash dividends ($0.20 per common share)	—	—	(802,220)	—	—	(802,220)

June 30, 2010	$—	$23,681,642	$5,621,825	$(1,692,964)	$548,499	$28,159,002

December 31, 2010	$—	$28,202,939	$2,167,927	$(1,902,439)	$250,455	$28,718,882

Comprehensive income:

Net income	—	—	1,417,394	—	—	1,417,394

Net unrealized gain on securities (net of tax effect of $512,184)	—	—	—	—	872,098	872,098

Reclassification adjustment for gains included in income (net of tax effect of $21,529)	—	—	—	—	(36,657)	(36,657)

Total comprehensive income	—	—	—	—	—	2,252,835

Exercise of stock options	—	117,724	—	—	—	117,724

Stock-based compensation expense	—	21,964	—	—	—	21,964

Cash dividends ($0.20 per common share)	—	—	(887,680)	—	—	(887,680)

June 30, 2011	$—	$28,342,627	$2,697,641	$(1,902,439)	$1,085,896	$30,223,725

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$1,417,394	$1,455,709
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	107,466	127,331
Gain on sale of securities	(58,186)	—
Provision for loan losses	240,000	230,000
Stock-based compensation expense	21,964	23,600
Net (accretion) and amortization of unearned discounts and premiums on investments	(62,394)	19,423
Origination of mortgage loans held for sale	(22,487,584)	(29,941,324)
Proceeds from sale of mortgage loans held for sale	24,774,966	29,365,640
(Increase) decrease in accrued interest receivable and other assets	49,523	(173,125)
Increase in accrued interest payable and other liabilities	88,115	717

Net cash provided by operating activities	4,091,264	1,107,971

Cash flows from investing activities:
Purchase of investment securities available for sale	(33,789,626)	(2,430,705)
Maturities and calls of investment securities available for sale	9,160,000	420,000
Net (increase) decrease in loans	(4,633,958)	9,315,237
Purchase of premises and equipment	(72,771)	(63,801)
Proceeds from the sale of available for sale securities	12,088,125	—
Purchase of other real estate owned	—	(101,300)
Proceeds from the sale of other real estate owned	—	65,000

Net cash (used) provided by investing activities	(17,248,230)	7,204,431

Cash flows from financing activities:
Net increase in deposit accounts	16,924,871	3,439,274
Net decrease in short-term borrowings	(363,211)	(7,721,456)
Dividends paid	(443,252)	(400,291)
Stock options exercised	117,724	146,482

Net cash provided (used) by financing activities	16,236,132	(4,535,991)

Net increase in cash and cash equivalents	3,079,166	3,776,411
Cash and cash equivalents, beginning of period	24,430,785	9,582,502

Cash and cash equivalents, end of period	$27,509,951	$13,358,913

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$514,377	$546,441
Income taxes	$164,111	$725,404

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$444,428	$400,291
Transfer of loans to other real estate owned	$—	$183,340
Change in unrealized gains (losses) on available for sale securities	$872,098	$(231,766)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2010 consolidated balance sheet.  All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company.  The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 2:  Reclassifications
Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended June 30, 2010 and the year ended December 31, 2010 were reclassified to conform to the June 30, 2011 presentation.

NOTE 3:  Investment Securities
The Company classifies investments into three categories as follows:  (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis.  All securities were classified as available for sale for the three and six months ended June 30, 2011 and 2010.  The Company does not have any mortgage-backed securities nor has it ever invested in mortgage-backed securities.

Note 4:  Mortgage Loans to be Sold:
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income.  At June 30, 2011 and December 31, 2010, the Company had approximately $3.6 million and $5.9 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered and are included in mortgage banking income in the consolidated statements of income.

Note 5: Loans and Allowance for Loan Losses:
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

The Company accounts for impaired loans by requiring that all loans for which it is estimated that the Company will be unable to collect all amounts due according to the terms of the loan agreement be recorded at the loan's fair value.  Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral.   Expected cash flows are required to be discounted at the loan's effective interest rate.

Additional accounting guidance allows the Company to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how the Company estimates interest income related to impaired loans.

When the ultimate collectability of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal.  Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone.  Further cash receipts are recorded as recoveries of any amounts previously charged off.  When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest income and then to principal.

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

The following is a summary of the non-accrual loans as of June 30, 2011 and December 31, 2010.

Loans Receivable on Non-Accrual at June 30, 2011
Commercial	$5,599
Commercial Real Estate:
Commercial Real Estate - Construction	-
Commercial Real Estate - Other	838,117
Consumer Real Estate	67,981
Total	$911,697

Loans Receivable on Non-Accrual at December 31, 2010
Commercial	$6,702
Commercial Real Estate:
Commercial Real Estate - Construction	-
Commercial Real Estate - Other	938,626
Total	$945,328

The following schedules summarize the Bank’s delinquent loans, excluding mortgage loans held for sale and deferred loan fees, as of June 30, 2011 and December 31, 2010.

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$4,330	119,477	-	123,807	52,685,562	52,809,459	-
Commercial Real Estate:
Commercial Real Estate	465,178	1,157,072	488,739	2,110,989	105,183,296	107,294,285	-
Commercial Real Estate -Construction	-	-	-	-	4,802,531	4,802,531	-
Consumer:
Consumer- Real Estate	-	-	-	-	42,499,017	42,499,017	-
Consumer-Other	44,670	4,027	-	48,697	4,881,104	4,929,801	-
Total	$514,178	1,280,576	488,739	2,283,493	210,019,776	212,335,093	-

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$7,056	8,038	-	15,094	50,603,851	50,618,945	-
Commercial Real Estate:
Commercial Real Estate -Construction	-	-	-	-	-	-	-
Commercial Real Estate -Other	134,072		589,225	723,297	107,281,613	108,004,910	-
Consumer:
Consumer-Other	309,684	5,864		315,548	49,086,261	49,401,809	-
Total	$450,812	13,902	589,225	1,053,939	206,971,725	208,025,664	-

As of June 30, 2011 and December 31, 2010 loans individually evaluated and considered impaired are presented in the following tables:

Impaired and Restructured Loans For the Three Months Ended June 30, 2011
With no related allowance recorded:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$83,350	$5,626	$-	$9,186	$34,138
Commercial Real Estate	1,747,543	1,773,158	-	1,764,246	353,341
Consumer Real Estate	417,286	415,713	-	416,381	59,824

Total	$2,248,179	$2,194,497	$-	$2,189,813	$447,303

With an allowance recorded:
Commercial	$1,211,163	$1,198,663	$1,198,663	$1,206,996	$65,713
Commercial Real Estate	426,000	359,551	90,591	378,045	52,372
Consumer Real Estate	725,000	721,542	263,215	721,542	259,481

Total	$2,362,163	$2,279,756	$1,552,469	$2,306,583	$377,566

Impaired Loans For the Year Ended December 31, 2010
With no related allowance recorded:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$83,350	$6,702	$-	$12,230		$33,997
Commercial Real Estate	2,317,543	2,020,682	-	833,939		391,574
Consumer Real Estate	230,250	230,022	-	836,169		425,571

Total	$2,631,143	$2,257,406	$-	$1,682,338	$

With an allowance recorded
Commercial	$1,211,163	$1,207,163	$1,207,163	$807,846		$41,714
Commercial Real Estate	126,000	94,959	86,084	87,431		17,702
Consumer Real Estate	-	-	-	-		-

Total	$1,337,163	$1,302,122	$1,293,247	$895,277		$59,416

The following tables illustrate credit risks by category and internally assigned grades at June 30, 2011 and December 31, 2010.

June 30, 2011	Commercial	Commercial Real Estate Construction	Commercial Real Estate	Residential – Real Estate	Consumer – Other

Pass	$46,373,920	$4,328,257	$98,906,185	40,967,803	4,301,202
Watch	2,543,687	474,274	4,366,305	87,425	198,109
OAEM	2,577,697	-	423,252	216,522	325,110
Sub-Standard	1,314,155	-	3,598,543	1,227,267	104,226
Doubtful	-	-	-	-	1,154
Loss	-	-	-	-	-
			-	-	-
Total	$52,809,459	$4,802,531	$107,294,285	42,499,017	4,929,801

December, 31, 2010	Commercial	Commercial Real Estate Construction	Commercial Real Estate	Residential – Real Estate	Consumer – Other

Pass	$44,264,102	$2,226,325	$97,949,596	42,017,198	4,915,583
Watch	3,070,186	475,225	3,516,001	338,614	363,798
OAEM	1,934,919	-	116,277	379,092	234,007
Sub-Standard	1,349,738	-	3,721,487	1,071,100	79,985
Doubtful	-	-	-	-	2,431
Loss	-	-	-	-	-
			-	-	-
Total	$50,618,945	$2,701,550	$105,303,361	43,806,004	5,595,804

The following tables set forth the changes in the allowance and an allocation of the allowance by loan category at June 30, 2011 and December 31, 2010.  The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

June 30, 2011	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated		Total
Allowance for Loan Losses
Beginning Balance	$1,502,298	$128,334	$27,200	$218,897		$1,061,859	$2,938,588
Charge-offs	17,943	303,403	50,630	-		-	371,976
Recoveries	22,357	24,990	100	-		-	47,447
Provisions	(11,221)	381,285	62,392	236,448		(428,905)	239,999
Ending Balance	1,495,491	231,206	39,062	455,345		632,954	2,854,058
Ending Balances:
Individually evaluated for impairment	1,204,289	2,132,709	-	1,137,255		-	4,474,253
Collectively evaluated for impairment	$51,605,170	$109,964,107	$4,929,801	$41,361,762	$		$207,860,840

December 31, 2010	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,456,332	$42,448	$15,651	$197,428	$1,315,138	$3,026,997
Charge-offs	417,078	21,356	55,257	285,128	-	778,819
Recoveries	14,427	5,484	500	-	-	20,411
Provisions	448,617	101,758	66,306	306,597	(253,279)	669,999
Ending Balance	1,502,298	128,334	27,200	218,897	1,061,859	2,938,588
Ending Balances:
Individually evaluated for impairment	1,213,865	2,115,641	-	230,022	-	3,559,528
Collectively evaluated for impairment	$49,405,080	$105,889,270	$5,595,804	$43,575,982	$-	$204,466,136

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $117,764 and $153,015 at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011, all restructured loans were performing as agreed.

Note 6: Premises, Equipment and Leasehold Improvements and Depreciation:
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

Note 7: Other Real Estate Owned:
Other real estate owned is recorded at the lower of fair value less estimated selling costs or cost. The balance of other real estate owned at June 30, 2011 was $659,430 compared with $659,492 at December 31, 2010.  Gains and losses on the sale of other real estate owned and subsequent write-downs from periodic reevaluation are charged to other operating income.

Note 8:Income Taxes: The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Net deferred tax assets are included in other assets in the consolidated balance sheet.

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return.

NOTE 9: Stock Based Compensation
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

The options are not transferable except by will or by the laws of descent and distribution. On March 24, 2011, the Executive Committee granted options to purchase 5,000 shares of stock to 1 employee.  Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grant: dividend yield 4.02%, historical volatility 54.43%, risk free interest rate of 3.42%, and an expected life of 10 years.  The Executive Committee also granted on June 23, 2011, options to purchase 96,000 shares to 22 employees.  Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grant: dividend yield 4.02%, historical volatility 54.43%, risk free interest rate of 2.93%, and an expected life of 10 years.

On April 14, 1998 the Company adopted the 1998 Omnibus Stock Incentive Plan which expired on April 14, 2008.  Options can no longer be granted under the 1998 Plan.  Options granted before April 14, 2008, shall remain valid in accordance with their terms. On April 14, 2011, options to purchase 741 shares of stock were forfeited.  The options were granted on April 14, 2001 and were forfeited in accordance with the plan.

Under both plans employees become 20% vested after five years and vest 20% each year until fully vested.  The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant.

The following is a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plans for the three and six months ended June 30, 2011 and the 1998 Omnibus Stock Incentive Plan for the three months ended June 30, 2010.

Three Months Ended June 30, 2011	Options	Weighted Average Exercise Price

Balance at April 1, 2011	92,000	$11.59
Granted	96,000	10.42
Exercised	(12,578)	8.18
Forfeited	(741)	8.11
Balance at June 30, 2011	174,681	$11.21

Six Months Ended June 30, 2011	Options	Weighted Average Exercise Price

Balance at January 1, 2011	88,831	$11.51
Granted	5,000	11.67
Granted	96,000	10.42
Exercised	(14,409)	8.17
Forfeited	(741)	8.11
Balance at June 30, 2011	174,681	$11.21

Options exercisable at June 30, 2011	5,197	$8.54

Three months Ended June 30, 2010	Options	Weighted Average Exercise Price

Balance at April 1, 2010	86,995	$10.61
Exercised	(18,028)	8.13
Balance at June 30, 2010	68,967	$10.18

Six months Ended June 30, 2010	Options	Weighted Average Exercise Price

Balance at January 1, 2010	86,995	$10.61
Exercised	(18,028)	8.13
Balance at June 30, 2010	68,967	$10.18

Options exercisable at June 30, 2010	29,798	$8.19

All share and per share data have been restated to reflect a 10% stock dividend declared on August 26, 2010.

NOTE 10:  Shareholders' Equity
Regular quarterly cash dividends of $.10 per share were declared on March 24, 2011and June 23, 2011 for shareholders of record on April 8, 2011 and July 8, 2011, respectively, payable April 29, 2011 and July 29, 2011, respectively. Income per common share for the three and six months ended June 30, 2011 and for the three and six months ended June 30, 2010 were calculated as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2011
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$768,025

Basic income available to common shareholders	$768,025	4,460,218	$.17

Effect of dilutive options		-

Diluted income available to common shareholders	$768,025	4,460,218	$.17

	FOR THE SIX MONTHS ENDED JUNE 30, 2011
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$1,417,394

Basic income available to common shareholders	$1,417,394	4,454,969	$.32

Effect of dilutive options		-

Diluted income available to common shareholders	$1,417,394	4,454,969	$.32

	FOR THE THREE MONTHS ENDED JUNE 30, 2010
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$728,842

Basic income available to common shareholders	$728,842	4,408,037	$.17

Effect of dilutive options		-

Diluted income available to common shareholders	$728,842	4,408,037	$.17

	FOR THE SIX MONTHS ENDED JUNE 30, 2010
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$1,455,709

Basic income available to common shareholders	$1,455,709	4,405,633	$.33

Effect of dilutive options		-

Diluted income available to common shareholders	$1,455,709	4,405,633	$.33

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

NOTE 11: Comprehensive Income
The Company applies accounting standards which establish guidance for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  Comprehensive income consists of net income and net unrealized gains or losses on securities and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Comprehensive income totaled $2,252,835 at June 30, 2011 and $1,223,943 at June 30, 2010.

NOTE 12: Fair Value Measurements
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

Investment Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury Securities that are traded by dealers or brokers in active over-the counter markets and money market funds.  Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 are as follows:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011
US Treasury Notes	$12,331,876	$-	$-	$12,331,876
Government Sponsored Enterprises	$-	$12,435,100	$-	$12,435,100
Municipal Securities	$-	$28,476,026	$-	$28,476,026
Mortgage loans to be sold	$-	$3,620,934	$-	$3,620,934
Total	$12,331,876	$44,532,060	$-	$56,863,936

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
US Treasury Notes	$9,023,437	$-	$-	$9,023,437
Government Sponsored Enterprises	$-	$6,100,545	$-	$6,100,545
Municipal Securities	$-	$24,255,631	$-	$24,255,631
Mortgage loans to be sold	$-	$5,908,316	$-	$5,908,316
Total	$9,023,437	$36,264,492	$-	$45,287,929

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an on going basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of June 30, 2011 and December 31, 2010 for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2011 and twelve months ended December 31, 2010.

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011
Impaired loans	$-	$2,921,784	$-	$2,921,784
Other real estate owned	$-	$659,430	$-	$659,430
Total	$-	$3,581,214	$-	$3,581,214

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Impaired loans	$-	$2,266,281	$-	$2,266,281
Other real estate owned	$-	$659,492	$-	$659,492
Total	$-	$2,925,773	$-	$2,925,773

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

Under the accounting standards, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of the assets and liabilities that are not financial instruments.  Accordingly, the aggregate fair value amounts of existing financing instruments do not represent the underlying value of those instruments on the books of the Company.

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
The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value.  The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans by the Company at June 30, 2011 and December 31, 2010, approximate market.

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

e.	Short-term borrowings
The carrying amount approximates fair value due to the short-term nature of these instruments.

The estimated fair values of the Company's financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
	Carrying Amount	Estimated Fair Value

Cash and due from banks	$5,148,410	$5,148,410
Interest bearing deposits in other banks	22,361,541	22,361,541
Investments available for sale	53,243,002	53,243,002
Loans (1)	215,956,027	217,163,965
Deposits	267,361,846	267,607,973
Short-term borrowings	404,286	404,286

	December 31, 2010
	Carrying Amount	Estimated Fair Value

Cash and due from banks	$4,697,450	$4,697,450
Interest bearing deposits in other banks	715,231	715,231
Federal funds sold	19,018,104	19,018,104
Investments available for sale	39,379,613	39,379,613
Loans (1)	213,916,674	218,670,423
Deposits	250,436,975	250,750,331
Short-term borrowings	767,497	767,497

(1)	Includes mortgage loans to be sold

NOTE 13: Recently Issued Accounting Pronouncements
The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in their interim and annual financial statements.  See Note 4.

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 14: Subsequent Events
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

Overview
Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $299.1 million in assets as of June 30, 2011 and net income of $768,025 and $1,417,394 for the three and six months ended June 30, 2011.  The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester and Berkeley counties of South Carolina.  The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of the Company’s financial condition as of June 30, 2011 as compared to December 31, 2010 and the results of operations for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010.  The discussion and analysis identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

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

The Company’s results of operations depend not only on the level of its net interest income from loans and investments, but also on its non-interest income and its operating expenses.  Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread.  The Company’s net interest spread for the three and six months ended June 30, 2011 were 3.78% and 3.79%, respectively, compared to 4.11% and 4.14% for the three and six months ended June 30, 2010.

Non-interest income includes fees and other expenses charged to customers.  A more detailed discussion of interest income, non-interest income and operating expenses follows.

For six months ended June 30, 2011, the Bank has paid $855,000 to the Company for dividend payments.

CRITICAL ACCOUNTING POLICIES
The Company has adopted various accounting policies that govern the application principles generally accepted in the United States and with general practices within the banking industry in the preparation of its financial statements.  The Company’s significant accounting policies are described in the footnotes to its unaudited consolidated financial statements as of June 30, 2011 and its notes included in the consolidated financial statements in its 2010 Annual Report on Form 10-K as filed with the SEC.

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

BALANCE SHEET
LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets.  At June 30, 2011 outstanding loans (plus deferred loan fees of $31,824) totaled $212,335,093 which equaled 79.42% of total deposits and 70.99% of total assets.    Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina.

Because lending activities comprise such a significant source of revenue, the Company’s main objective is to adhere to sound lending practices.  The Loan Committee of the Board of Directors meets monthly to evaluate the adequacy of the Allowance for Loan Losses and to review all loans resulting in credit exposure in excess of $10,000.

The breakdown of total loans by type and the respective percentage of total loans are as follows:

	June 30,		December 31,
	2011	2010	2010
Commercial loans	$52,777,635	$45,808,932	$50,601,639
Commercial real estate	112,096,816	106,897,372	108,004,910
Residential mortgage	15,590,884	17,084,580	16,071,839
Consumer loans	4,748,317	5,302,864	5,361,197
Personal banklines	26,908,133	29,170,312	27,734,166
Other	181,484	235,032	234,607

Total	212,303,269	204,499,092	208,008,358
Deferred loan fees (net)	31,824	9,412	17,306
Allowance for loan losses	(2,854,059)	(3,116,222)	(2,938,588)

Loans, net	$209,481,034	$201,392,282	$205,087,076

Percentage of Loans	June 30,		December 31,
	2011	2010	2010
Commercial loans	24.86%	22.40%	24.33%
Commercial real estate	52.80%	52.27%	51.92%
Residential mortgage	7.34%	8.36%	7.73%
Consumer loans	2.24%	2.59%	2.58%
Personal banklines	12.67%	14.27%	13.33%
Other	.09%	.11%	0.11%

Total	100.00%	100.00%	100.00%

As the result of the recessionary economic conditions which began in the latter half of 2007, the Company experienced a decrease in loan demand in the first quarter of 2011.  This trend appears to be improving with an increase in loan demand in the second quarter of 2011 resulting in an increase in outstanding loans as shown in the table above.  Loans have increased 3.82% or approximately $7,804,177 from June 30, 2010 to June 30, 2011.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes.  It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds.  Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio.  The average yield on investments at June 30, 2011 was 2.45% compared to 3.90% at December 31, 2010.  The amortized cost of the investments available for sale at June 30, 2011 and December 31, 2010 and percentage of each category to total investments are as follows:

INVESTMENT PORTFOLIO
	June 30, 2011	December 31, 2010
US Treasury Notes	$12,166,711	$9,055,078
Government-Sponsored Enterprises	12,398,216	6,013,897
Municipal Securities	26,954,432	23,913,091
	$51,519,359	$38,982,066

US Treasury Note	23.62%	23.23%
Government-Sponsored Enterprises	24.06%	15.43%
Municipal Securities	52.32%	61.34%
	100.00%	100.00%

All investment securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at June 30, 2011 and December 31, 2010.  The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

The amortized cost and fair value of investment securities available for sale are summarized as follows as of June 30, 2011 and December 31, 2010:

	JUNE 30, 2011
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$12,166,711	$165,164	$-	$12,331,875
Government-Sponsored Enterprises	12,398,216	36,884	-	12,435,100
Municipal Securities	26,954,432	1,521,615	20	28,476,027

Total	$51,519,359	$1,723,663	$20	$53,243,002

	DECEMBER 31, 2010
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$9,055,078	$8,784	$40,425	$9,023,437
Government-Sponsored Enterprises	6,013,897	86,648	-	6,100,545
Municipal Securities	23,913,091	577,462	234,922	24,255,631

Total	$38,982,066	$672,894	$275,347	$39,379,613

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2011 and December 31, 2010 by contractual maturity are as follows:

JUNE 30, 2011
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$1,272,137	$1,284,504
Due in one year to five years	29,973,190	30,499,163
Due in five years to ten years	9,491,424	10,191,431
Due in ten years and over	10,782,608	11,267,904

Total	$51,519,359	$53,243,002

DECEMBER 31, 2010
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$9,619,604	$9,719,581
Due in one year to five years	9,465,147	9,608,773
Due in five years to ten years	8,832,440	9,137,645
Due in ten years and over	11,064,875	10,913,614

Total	$38,982,066	$39,379,613

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2011 and December 31, 2010 are as follows:

JUNE 30, 2011

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$-	$-	$-	$-	$-	$-
Government-Sponsored Enterprises	-	-	-	-	-	-
Municipal Securities	499,980	20	-	-	499,980	20

	$499,980	$20	$-	$-	$499,980	$20

DECEMBER 31, 2010

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Notes	$6,015,469	40,425	$-	-	$6,015,469	$40,425
Government-Sponsored Enterprises	-	-	-	-	-	-
Municipal Securities	8,468,976	234,922	-	-	8,468,976	234,922
Total	$14,484,445	275,347	$-	-	$14,484,445	$275,347

At June 30, 2011, there was one Municipal Security with an unrealized loss of $20 as compared to two US Treasury Notes with an unrealized loss of $40,425 and fourteen Municipal Securities with an unrealized loss of $234,922, at December 31, 2010.  The investments at June 30, 2011 and December 31, 2010 were not considered other-than-temporarily impaired.  The Company does not intend to sell these investments and therefore it is more likely than not that the Company will not be required to sell these securities before recovery of any amortized cost.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

The Company realized a gain of $58,186 on the sale of investment securities during the six months ended June 30, 2011.  Proceeds from this sale were $12,088,125 and were reinvested in $12 million of Government sponsored securities with yields between 1.30% and 1.65%

DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 75.04% of average earning assets for the six months ended June 30, 2011, and 71.30% for the twelve months ended December 31, 2010. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	June 30,		December 31,
	2011	2010	2010
Non-interest bearing demand	$63,941,545	$51,677,241	$56,884,235
Interest bearing demand	54,277,473	55,596,544	50,394,101
Money market accounts	74,989,657	62,519,261	68,007,823
Certificates of deposit $100,000 and over	42,200,691	34,166,944	45,523,280
Other time deposits	17,816,022	17,077,830	17,760,278
Other savings deposits	14,136,458	12,239,134	11,867,258

Total Deposits	$267,361,846	$233,276,954	$250,436,975

Percentage of Deposits	June 30,		December 31,
	2011	2010	2010
Non-interest bearing demand	23.92%	22.15%	22.71%
Interest bearing demand	20.30%	23.83%	20.12%
Money Market accounts	28.05%	26.80%	27.16%
Certificates of deposit $100,000 and over	15.78%	14.65%	18.18%
Other time deposits	6.66%	7.32%	7.09%
Other savings deposits	5.29%	5.25%	4.74%

Total Deposits	100.00%	100.00%	100.00%

Overall deposits have increased 14.64% from June 30, 2010 to June 30, 2011 and 6.76% from December 31, 2010 to June 30, 2011.  Management believes this increase is the result of the Company’s business development efforts and the financial strength of the Bank.

Short-Term Borrowings
The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $1,000,000 at June 30, 2011 and December 31, 2010 under the arrangement at an interest rate set by the Federal Reserve.  The note is secured by Government Sponsored Enterprise Securities with a market value of $1,000,469 at June 30, 2011 and $1,073,450 at December 31, 2010. The amount outstanding under the note totaled $404,286 and $767,497 at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011 and December 31, 2010, the Company had no outstanding federal funds purchased with the option to borrow up to $21,000,000 on short term lines of credit. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window.  The Company established this arrangement as a secondary source of liquidity. As of June 30, 2011 and December 31, 2010 the Company could borrow up to $61,497,524 and $63,389,913, respectively. There have been no borrowings under this arrangement.

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010
Net income increased $39,183 or 5.38% to $768,025, or basic and diluted earnings per share of $.17 and $.17, respectively, for the three months ended June 30, 2011, from $728,842, or basic and diluted earnings per share of $.17 and $.17, respectively, for the three months ended June 30, 2010. The increase in net income between periods is primarily due to an increase in interest and fees on loans, offset by a decrease in interest and dividends on investment securities of $56,508 or 14.85%. Average earning assets increased $39.3 million or 15.59%, for the three months ended June 30, 2011 as compared to the same period in 2010.  Average earning assets were $291.3 million during the three months ended June 30, 2011 as compared to $252.0 million for the three months ended June 30, 2010.  Average loans increased $3.1 million or 1.48% to $210.4 million for the three months ended June 30, 2011 as compared to $207.3 million for the three months ended June 30, 2010.

Net Interest Income
Net interest income, the major component of the Company’s net income, increased $146,640 or 5.47% to $2,828,631 for the three months ended June 30, 2011, from $2,681,991 for the three months ended June 30, 2010.  This increase is primarily due to a increase of $131,156 or 5.10% in interest and fees on loans as well as an increase of $13,029 in other interest income.  In order to improve the Company’s yield on daily liquidity, the Company terminated all of its Federal Funds positions and moved the money to the Federal Reserve as the Company was able to earn .25% - approximately ten basis points more than the Company was making on Federal Funds.   Average loans increased $3,079,764 or 1.49%, average investments increased $15,198,013 or 40.10%, and other interest bearing accounts increased $21,020,587 or 312.07%.  The Company had a $3 million Government Sponsored Security, with a yield of 4.02%, mature during the three months ended June 30, 2011. During the three months ended June 30, 2011 the Company sold $12 million in US Treasury Notes for a gain of $58,186.  The Company invested in $12 million in Government Sponsored Securities that are yielding between 1.30% and 1.65%, $3.1 million in Municipal Securities that are yielding between .55% and 3.55% and $3 million in a US Treasury Note yielding 1.01%, for the three months ended June 30, 2011. The yield on average investments decreased 158 basis points to 2.45% for the three months ended June 30, 2011 from 4.03% for the three months ended June 30, 2010. The yields on interest earning assets decreased 51 basis points to 4.19% from 4.70%.  The average cost of interest bearing liabilities during the three months ended June 30, 2011 was 0.41% as compared to 0.61% for the same period in 2010, a decrease of 20 basis points.

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

A general reserve analysis is performed on all loans, excluding impaired loans, based on FASB ASC 450-20. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group.  The three year historical loss percentage for the three months ended June 30, 2011 and June 30, 2010 was .33% and .23%, respectively.

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

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans and overmargined real estate lending. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Although the aggregate total of classified loans has increased, management is confident in the adequacy of the sources of repayment.  Sizable unsecured principal balances on a non-amortizing basis are monitored.  Within the portfolio risk factor the Company elected to increase the risk percentage for “trends in volume and term of loan”.  In addition the Company elected to increase the risk percentage for “over margined real estate lending risk”.  Although the vast majority of the Company’s real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to the Company’s ability to realize on the collateral. Given the contraction in real estate values, the Company closely monitors its loan to value.  The Company amended its Loan Policy to reduce the collateral advance rate from 85% to 80% on all real estate transactions, with the exception of raw land at 65% and land development at 70%.

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

Although significantly under the threshold of 100% of capital (currently approximately $30 million), the Company’s list and number of over margined real estate loans currently totals approximately $15.3 million or approximately 7.10% of its loan portfolio.

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

There has been an influx of new banks over the last several years within the Company’s geographic area.  This increase has decreased the local industry’s overall margins as a result of pricing competition.  Management believes that the borrowing base of the Bank is well established and therefore unsound price competition is inappropriate and not necessary.

The risks associated with the effects of changes in credit concentration include loan concentration, geographic concentration and regulatory concentration.

As of June 30, 2011, there were only four Standard Industrial Code groups that comprised more than three percent of the Bank’s total outstanding loans.  The four groups are activities related to real estate, offices and clinics of medical doctors, real estate agents and managers, and legal services.

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

The aforementioned changes to the Company’s Allowance for Loan Loss methodology were not made as a result of dramatic or patterned history of loan losses, increases in past due loans, or non-performing assets, but rather because of specific changes in the Company’s lending environment.  These changes precipitated the need for additional reserves in a period of time when the Company’s loan portfolio grew significantly (during the three months ended June 30, 2010).  Based on the evaluation described above, the Company recorded a provision for loan losses during the three months ended June 30, 2011 and June 30, 2010 of $120,000 and $110,000, respectively. At June 30, 2011 the three year average loss ratios were: .56% Commercial, .79% Consumer, .50% 1-4 Residential, .00% Real Estate Construction and .14% Real Estate Mortgage.  The three year historical loss ratio used at June 30, 2011 was .33% compared to .23% at June 30, 2010.

During the quarter ended June 30, 2011, charge-offs of $68,574 and recoveries of $38,888 were recorded to the allowance resulting in an allowance for loan losses of $2,854,059 or 1.34% of total loans, compared to charge-offs of $80,960 and recoveries of $9,921 resulting in an allowance loan losses of $3,116,222 or 1.52% of total loans at June 30, 2010.

The Bank had impaired loans totaling $4,474,253 as of June 30, 2011, compared to $4,151,463 as of June 30, 2010.  The impaired loans at June 30, 2011 include five non-accrual loans with a combined balance of $911,697. Impaired loans at June 30, 2010 included six non-accrual loans with a combined balance of $1,508,524. Included in the impaired loans at June 30, 2011, is one credit totaling $1,023,000 which is secured by a second mortgage. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest.  The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate.  If non-accrual loans decrease their past due status to less than 30 days for a period of three months, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest at June 30, 2011 and two loans over 90 days past due still accruing interest totaling $123,785 at June 30, 2010.

Net charge-offs for the three months ended June 30, 2011 were $29,686 compared to net charge-offs of $71,039 for the three months ended June 30, 2010. Although, uncertainty in the economic outlook still exists, management believes loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company had $170,194 unallocated reserves at June 30, 2011 related to other inherent risk in the portfolio compared to unallocated reserves of $722,680 at June 30, 2010. Management believes this amount is appropriate and properly supported through the environmental factors of its Allowance for Loan Losses.    Management believes the allowance for loan losses at June 30, 2011 is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.  Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required.  No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.  During the three months ended June 30, 2011, no entry was made to the allowance for unfunded loans and commitments leaving a balance of $20,825.

Other Income
Other income for the three months ended June 30, 2011, decreased $34,507 or 7.29% to $439,080 from $473,587 for the three months ended June 30, 2010.  This decrease is primarily due to a decrease in mortgage banking income of $60,320 or 29.61% to $143,383 for the three months ended June 30, 2011 as compared to $203,703 for the three months ended June 30, 2010. Despite the low interest rates, the uncertainty in the economic environment has resulted in home sales remaining at an all time low. Service charges, fees and commissions decreased $35,015 or 13.30% from $263,338 for the three months ended June 30, 2010 to $228,323 for the three months ended June 30, 2011.  This decrease is primarily due to a decrease in credit card fees.  The Company changed merchant services providers and will only receive income quarterly.   The Company realized a gain of $58,186 on the sale of investment securities as previously detailed.

Other Expense
Bank overhead increased $55,319 or 2.78% to $2,045,876 for the three months ended June 30, 2011, from $1,990,557 for the three months ended June 30, 2010. Salaries and employee benefits increased $46,468 or 4.11% to $1,177,992 for the three months ended June 30, 2011, from $1,131,524 for the three months ended June 30, 2010. This increase is primarily due to the hiring of a new loan officer and annual merit increases.  Other operating expenses increased $12,843 or 2.45% to $537,545 for the three months ended June 30, 2011, from $524,702 for the three months ended June 30, 2010.  Data processing fees increased $21,376, due to the addition of remote capture and eCorp (online banking for corporations). Printing and Forms increased $11,435 or 139.06% due to regulatory changes that required new brochures. The other changes in non-interest expense categories reflect normal modest fluctuations between the two periods.

Income Tax Expense
For the three months ended June 30, 2011, the Company’s effective tax rate was 30.30% compared to 30.92% during the three months ended June 30, 2010.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010
Net income decreased $38,315 or 2.63% to $1,417,394, or basic and diluted earnings per share of $.32 and $.32, respectively, for the six months ended June 30, 2011, from $1,455,709, or basic and diluted earnings per share of $.33 and $.33, respectively, for the six months ended June 30, 2010. The decrease in net income between periods is primarily due to a decrease in interest and dividends on investment securities of $101,900 or 13.63%, due to lower portfolio yields, and a decrease of $48,933 or 13.20% in mortgage banking income.  Average earning assets increased $19.6 million for the six months ended June 30, 2011 as compared to the same period in 2010.  Average earning assets were $273.5 million for the six months ended June 30, 2011 as compared to $253.8 million for the six months ended June 30, 2010.  Average investments increased $11.1 million or 29.73% to $48.5 million for the six months ended June 30, 2011 as compared to $37.4 million for the six months ended June 30, 2010.  The average balance of other interest bearing deposits increased $23,080,098 or 557.69% to $27,218,624 for the six months ended June 30, 2011 from $4,138,526 for the six months ended June 30, 2010.

Allowance for Loan Losses
The contribution to the allowance for loan losses for the six months ended June 30, 2011 was $240,000 compared to $230,000 for the six months ended June 30, 2010.  Net charge-offs for the six months ended June 30, 2011 were $324,529 compared to $140,774 for the six months ended June 30, 2010.  Charge-offs for the six months ended June 30, 2011 were $371,976 with recoveries of $47,447.  The contribution to the allowance for loan losses and the net charge-offs resulted in an allowance for loan losses of $2,854,059 or 1.34% at June 30, 2011 compared  to an allowance loan for loan losses of $3,116,222 or 1.52% of total loans at June 30, 2010.

Net Interest Income
Net interest income, the major component of the Company’s net income, increased $112,756 or 2.08% to $5,541,398 for the six months ended June 30, 2011, from $5,428,642 for the six months ended June 30, 2010.  This increase is primarily due to a increase of $76,299 or 1.46% in interest and fees on loans as well as a increase of $22,528 in other interest income.  In order to improve the Company’s yield on daily liquidity, the Company terminated all of its Federal Funds positions and moved the money to the Federal Reserve as the Company was able to earn .25% - approximately ten basis points more than the Company was making on Federal Funds.   Average loans decreased $2,595,971 or 1.22%, average investments increased $11,116,700 or 29.73%, and other average interest bearing accounts increased $23,080,098 or 557.69%.  The Company had a $3 million US Treasury Notes with a yield of 4.87%, two $3 million Government Sponsored Securities with a yield of 5.69% and 4.02%, and a $160 thousand Municipal Security with a yield of 4.38%, mature during the six months ended June 30, 2011.  In addition the Company sold $12 million in US Treasury Securities for a gain of $58,186 during the six months ended June 30, 2011.  The Company invested in $18 million in US Treasury Notes that are yielding between .99% and 1.35%, $3.1 million in Municipal securities that are yielding between .55% and 3.55% and $12 million Government Sponsored Securities that are yielding between 1.30% and 1.65%, a significant decrease in the yield on the Company’s investments. The yield on average investments decreased from 4.03% for the six months ended June 30, 2010 to 2.68% for the six months ended June 30, 2011.  The yields on interest earning assets decreased 32 basis points to 4.23% from 4.76%.  The cost of interest bearing liabilities during the six months ended June 30, 2011 was 0.44% as compared to 0.62% for the same period in 2010, a decrease of 18 basis points.

Other Income
Other income for the six months ended June 30, 2011, decreased $25,931 or 2.90% to $868,407 from $894,338 for the six months ended June 30, 2010.  This decrease is primarily due to a decrease in mortgage banking income of $48,933 or 13.20% to $321,647 for the six months ended June 30, 2011 as compared to $370,580 for the six months ended June 30, 2010. Despite the low interest rates, the uncertainty in the economic environment has resulted in home sales remaining at an all time low. Service charges, fees and commissions decreased $37,409 or 7.31% from $511,619 for the six months ended June 30, 2010 to $474,210 for the six months ended June 30, 2011.  The Company realized a gain of $58,186 on the sale of investment securities.

Other Expense
Bank overhead increased $166,090 or 4.18% to $4,142,312 for the six months ended June 30, 2011, from $3,976,222 for the six months ended June 30, 2010. Net occupancy expense increased $19,899 or 3.09% to $664,816 for the six months ended June 30, 2011 as compared to $644,917 for the three months ended June 30, 2010.   During 2010 the Company moved its Mortgage Department from its main banking house at 256 Meeting Street to a new office on Morrison Drive in Charleston, SC.  This move resulted in an increase in rental expense of $2,000 a month as well as an increase in utilities. Other operating expenses increased $96,179 or 9.31% to $1,129,104 for the six months ended June 30, 2011, from $1,032,925 for the six months ended June 30, 2010.  Data processing fees increased $43,412, due to the addition of remote capture and eCorp (online banking for corporations). The Company incurred an increase of $18,174 in audit fees, a increase of $14,044 in FDIC assessments, and a decrease in legal fees of $8,502 for the six months ended June 30, 2011 Audit fees increased due to additional audits required with the addition of new products. The FDIC assessment increased due to an increase in average assets. Legal fees decreased as a result of fewer billing hours related to collection activities. The other changes in non-interest expense categories reflect normal modest fluctuations between the two periods.

Income Tax Expense
For the six months ended June 30, 2011, the Company’s effective tax rate was 30.09% compared to 31.23% during the six months ended June 30, 2010.

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

The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below.  The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet.  The balance of the reserve was $20,825 at June 30, 2011 and 2010. The Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $45,306,573 and $47,546,233 at June 30, 2011 and 2010, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2011 was $532,913 and $521,610 at June 30, 2010.

The Company originates certain fixed rate residential loans and commits these loans for sale.  The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at June 30, 2011. The Company has forward sales commitments, totaling $3.6 million at June 30, 2011, to sell loans held for sale of $3.6 million. The fair value of these commitments was not significant at June 30, 2011.  The Company has no embedded derivative instruments requiring separate accounting treatment.

Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale.  The Company’s primary liquid assets accounted for 28.21% and 21.27% of total assets at June 30, 2011 and 2010, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers.  Investment securities are an important tool in the Company's liquidity management.  Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At June 30, 2011, the Bank had short-term lines of credit totaling approximately $21,000,000 (which are withdrawable at the lender's option), with no outstanding balance at June 30, 2011.  Additional sources of funds available to the Bank for liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale.  In order to establish a secondary source of liquidity, the Company has established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window.  As of June 30, 2011 the Company could borrow up to $61,497,524. There have been no borrowings under this arrangement. In addition, on March 11, 2010 the Company borrowed $7,500,000 from the Federal Reserve Bank’s Term Auction Facility (TAF) at a rate of .50% for a term of 28 days. The Board of Governor’s of the Federal Reserve System established this program to allow depository institutions to place a bid for an advance from its local Federal Reserve Bank at a fixed interest rate determined via centralized single-price auction.  The collateral pledged to secure advances from the Federal Reserve Discount Window, served as collateral.   This loan was paid off on April 8, 2010.

The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000 and other large deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At June 30, 2011 and 2010, the Bank's liquidity ratio was 20.76% and 13.09%, respectively.

Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders' equity at June 30, 2011 of $30,223,725.  The rate of asset growth since the Bank's inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk.  The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks.  The risk based capital ratio at June 30, 2011, for the Bank is 13.56% and at June 30, 2010 was 13.25%.  The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

On June 23, 2011 the Board of Directors voted to file a shelf registration (Form S-3) with the SEC (Securities and Exchange Commission).  This shelf registration statement on Form S-3 provides for the offer and sale from time to time over a three year period, in one or more public offerings, up to $10 million in common stock or debt securities. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of the offering. The registration statement is subject to review by the SEC. The filing of the shelf registration does not require the Company to issue securities. Although the Company has no current commitments to sell additional stock or securities, the shelf registration will provide the Company with a source of additional capital and additional flexibility to move quickly should the right opportunity for expansion become available.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of June 30, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At June 30, 2011 and 2010, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Chief Financial Officer/ Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Chief Financial Officer/Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective.  During the period ending June 30, 2011, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4. Removed and Reserved

Item 5.  Other Information
None.

Item 6.  Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.

2.	Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)
4.0	2010 Proxy Statement (Filed with 2010 10-K)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10K)
10.5	1998Omnibus Stock Incentive Plan (Filed with 2008 10K/A)
2010 Omnibus Stock Incentive Plan (Filed with 2010 Proxy Statement)
10.6	Employee Stock Ownership Plan (Filed with 2008 10K/A)
10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
14.0	Code of Ethics (Filed with 2004 10KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’ only subsidiary is The Bank of South Carolina (Filed with 1995 10KSB)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
31.2	Certification pursuant to Section 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

August 3, 2011	By:	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr.
President and Chief Executive Officer

By:	/s/ Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer
Executive Vice President & Treasurer