Form 10-Q
period 2011-09-30
BANK OF SOUTH CAROLINA CORP
filed 2011-11-07
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-27702

Bank of South Carolina Corporation
(Exact name of registrant issuer as specified in its charter)

South Carolina	57-1021355
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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

As of November 7, 2011 there were 4,444,940 Common Shares outstanding.

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

Assets:	(Unaudited) September 30, 2011	(Audited) December 31, 2010

Cash and due from banks	$6,918,476	$4,697,450
Interest bearing deposits in other banks	94,359,433	715,231
Federal funds sold	-	19,018,104
Investment securities available for sale	54,719,308	39,379,613
Mortgage loans to be sold	5,188,606	5,908,316
Loans	210,307,748	208,025,664
Allowance for loan losses	(2,973,615)	(2,938,588)
Net loans	207,334,133	205,087,076
Premises and equipment, net	2,564,150	2,436,526
Other real estate owned	659,430	659,492
Accrued interest receivable	948,869	1,054,791
Other assets	726,249	1,564,668

Total assets	$373,418,654	$280,521,267

Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing demand	$62,031,647	$56,884,235
Interest bearing demand	52,140,953	50,394,101
Money market accounts	154,806,746	68,007,823
Certificates of deposit $100,000 and over	40,330,289	45,523,280
Other time deposits	17,320,283	17,760,278
Other savings deposits	13,733,453	11,867,258
Total deposits	340,363,371	250,436,975

Short-term borrowings	517,519	767,497
Accrued interest payable and other liabilities	1,141,091	597,913
Total liabilities	342,021,981	251,802,385

Common Stock - No par value;
12,000,000 shares authorized; Shares issued 4,664,391
at September 30, 2011 and 4,649,317 at December 31, 2010;
Shares outstanding 4,444,940 at September 30, 2011
and 4,429,866 shares at December 31, 2010	-	-
Additional paid in capital	28,369,617	28,202,939
Retained earnings	3,145,680	2,167,927
Treasury stock – 219,451 shares at September 30,
2011 and December 31, 2010	(1,902,439)	(1,902,439)
Accumulated other comprehensive income,
net of income taxes	1,783,815	250,455

Total shareholders' equity	31,396,673	28,718,882

Total liabilities and shareholders' equity	$373,418,654	$280,521,267

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2011	2010
Interest and fee income
Interest and fees on loans	$2,787,415	$2,699,059
Interest and dividends on investment securities	321,716	356,861
Other interest income	18,623	3,496
Total interest and fee income	3,127,754	3,059,416

Interest expense
Interest on deposits	177,288	254,135
Interest on short-term borrowings	-	82
Total interest expense	177,288	254,217

Net interest income	2,950,466	2,805,199
Provision for loan losses	120,000	190,000
Net interest income after provision for
loan losses	2,830,466	2,615,199

Other income
Service charges, fees and commissions	238,339	261,889
Mortgage banking income	181,234	303,713
Gain on sale of securities	66,486	-
Loss on other real estate owned	-	(13,347)
Other non-interest income	10,846	8,734
Total other income	496,905	560,989

Other expense
Salaries and employee benefits	1,190,370	1,131,616
Net occupancy expense	338,692	333,543
Other operating expenses	454,308	533,578
Total other expense	1,983,371	1,998,737

Income before income tax expense	1,344,000	1,177,451
Income tax expense	407,027	355,850
Net income	$936,973	$821,601

Basic earnings per share	$0.21	$0.19
Diluted earnings per share	$0.21	$0.19

Weighted average shares outstanding
Basic	4,444,355	4,424,936
Diluted	4,444,355	4,424,936

Cash Dividend Per Share	$0.11	$0.10

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine months Ended
	September 30,
	2011	2010
Interest and fee income
Interest and fees on loans	$8,106,716	$7,942,061
Interest and dividends on investment securities	967,179	1,104,226
Other interest income	45,076	7,421
Total interest and fee income	9,118,972	9,053,708

Interest expense
Interest on deposits	627,108	811,175
Interest on short-term borrowings	-	8,692
Total interest expense	627,108	819,867

Net interest income	8,491,864	8,233,841
Provision for loan losses	360,000	420,000
Net interest income after provision for
loan losses	8,131,864	7,813,841

Other income
Service charges, fees and commissions	712,559	773,508
Mortgage banking income	502,880	674,294
Gain on sale of securities	124,672	-
Loss on other real estate owned	-	(13,347)
Other non-interest income	25,210	20,873
Total other income	1,365,322	1,455,328

Other expense
Salaries and employee benefits	3,538,762	3,429,996
Net occupancy expense	1,003,509	978,461
Other operating expenses	1,583,413	1,566,503
Total other expense	6,125,683	5,974,960

Income before income tax expense	3,371,502	3,294,209
Income tax expense	1,017,126	1,016,899
Net income	$2,354,377	$2,277,310

Basic earnings per share	$0.53	$0.52
Diluted earnings per share	$0.53	$0.52

Weighted average shares outstanding
Basic	4,438,184	4,412,138
Diluted	4,438,184	4,412,138

Cash Dividend Per Share	$0.31	$0.30

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
FOR NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

December 31, 2009	$-	$23,511,560	$4,968,336	$(1,692,964)	$780,265	$27,567,197

Comprehensive income:

Net income	-	-	2,277,310	-	-	2,277,310

Net unrealized gain on securities
(net of tax effect of $142,863)	-	-	-	-	324,050	324,050

Comprehensive income	-	-	-	-	-	2,601,360

Exercise of stock options	-	181,386	-	-	-	181,386

Issuance of 10% stock dividend	-	4,429,847	(4,222,838)	(209,475)	-	(2,466)

Stock-based compensation expense	-	35,649	-	-	-	35,649

Cash dividends ($0.30 per common
share)	-	-	(1,245,097)	-	-	(1,245,097)

September 30, 2010	$-	$28,158,442	$1,777,711	$(1,902,439)	$1,104,315	$29,138,029

December 31, 2010	$-	$28,202,939	$2,167,927	$(1,902,439)	$250,455	$28,718,882

Comprehensive income:

Net income	-	-	2,354,377	-	-	2,354,377

Net unrealized gain on securities
(net of tax effect of $946,674)	-			-	1,611,903	1,611,903

Reclassification adjustment for gains
included in income (net of tax
effect of $46,129)	-	-	-	-	(78,543)	(78,543)

Total comprehensive income	-	-	-	-	-	3,887,737

Exercise of stock options	-	123,403	-	-	-	123,403

Stock-based compensation expense	-	43,275	-	-	-	43,275

Cash dividends ($0.31 per common
share)	-	-	(1,376,624)	-	-	(1,376,624)

September 30, 2011	$-	$28,369,617	$3,145,680	$(1,902,439)	$1,783,815	$31,396,673

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$2,354,377	$2,277,310
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	159,992	181,349
Gain on sale of securities	(124,672)	-
Provision for loan losses	360,000	420,000
Stock-based compensation expense	43,275	35,649
Net accretion of unearned discounts
and premiums on investments	(146,948)	(23,726)
Origination of mortgage loans held for sale	(38,816,916)	(56,369,804)
Proceeds from sale of mortgage loans held for sale	39,536,626	53,127,029
(Increase) decrease in accrued interest receivable
and other assets	337,754	(1,200,567)
Increase in accrued interest payable
and other liabilities	54,235	34,981

Net cash provided (used) by operating activities	3,757,723	(1,517,779)

Cash flows from investing activities:
Purchase of investment securities available for sale	(40,673,691)	(2,805,705)
Maturities and calls of investment securities available for sale	9,605,000	3,420,000
Net (increase) decrease in loans	(2,607,057)	4,648,923
Purchase of premises and equipment	(287,616)	(121,029)
Proceeds from the sale of available for sale securities	18,140,625	-
Purchase of other real estate owned	-	(101,300)
Proceeds from the sale of other real estate owned	-	183,340

Net cash (used) provided by investing activities	(15,822,730)	5,224,229

Cash flows from financing activities:
Net increase in deposit accounts	89,926,396	539,572
Net decrease in short-term borrowings	(249,978)	(7,245,697)
Dividends paid	(887,681)	(802,470)
Stock options exercised	123,403	181,386
Cash paid on fractional shares	-	(2,466)

Net cash provided (used) by financing activities	88,912,140	(7,329,675)

Net increase (decrease) in cash and cash equivalents	76,847,124	(3,623,225)
Cash and cash equivalents, beginning of period	24,430,785	9,582,502

Cash and cash equivalents, end of period	$101,277,909	$5,959,277

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$727,933	$906,047
Income taxes	$854,198	$1,080,404

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$488,943	$442,627
Transfer of loans to other real estate owned	$-	$741,470
Change in unrealized gains on available for sale securities	$1,611,903	$324,050

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2010 consolidated balance sheet.  All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company.  The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 2: Reclassifications
Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended September 30, 2010 and the year ended December 31, 2010 were reclassified to conform to the September 30, 2011 presentation.

NOTE 3:  Investment Securities
The Company classifies investments into three categories as follows:  (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis.  All securities were classified as available for sale for the three and nine months ended September 30, 2011 and 2010.  The Company does not have any mortgage-backed securities nor has it ever invested in mortgage-backed securities.

NOTE 4:  Mortgage Loans to be Sold:
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income.  At September 30, 2011 and December 31, 2010, the Company had approximately $5.2 million and $5.9 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered and are included in mortgage banking income in the consolidated statements of income.

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

The Company accounts for impaired loans by requiring that all loans for which it is estimated that the Company will be unable to collect all amounts due according to the terms of the loan agreement be recorded at the loan's fair value.  Fair value may be determined based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

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

The following is a summary of the non-accrual loans as of September 30, 2011 and December 31, 2010.

Loans Receivable on Non-Accrual at September 30, 2011
Commercial	$4,953
Commercial Real Estate:
Commercial Real Estate - Construction	-
Commercial Real Estate - Other	842,239
Consumer Real Estate	67,981
Total	$915,173

Loans Receivable on Non-Accrual at December 31, 2010
Commercial	$6,702
Commercial Real Estate:
Commercial Real Estate - Construction	-
Commercial Real Estate - Other	938,626

Total	$945,328

The following schedules summarize the Bank’s delinquent loans, excluding mortgage loans held for sale and deferred loan fees, as of September 30, 2011 and December 31, 2010.

September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$46,160	-	128,322	174,482	54,076,447	54,250,929	128,322
Commercial Real Estate:
Commercial Real Estate	99,987	-	763,561	863,548	105,443,145	106,306,693	270,000
Commercial Real Estate -Construction	-	-	-	-	3,499,067	3,499,067	-
Consumer:
Consumer-Real Estate	-	-	72,269	72,269	41,014,484	41,086,753	-
Consumer-Other	48,217	-	-	48,217	5,116,089	5,164,306	72,269
Total	$194,364	-	964,152	1,158,516	209,149,232	210,307,748	470,591

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$7,056	8,038	-	15,094	50,603,851	50,618,945	-
Commercial Real Estate:
Commercial Real Estate -Construction	-	-	-	-	-	-	-
Commercial Real Estate -Other	134,072		589,225	723,297	107,281,613	108,004,910	-
Consumer:
Consumer-Other	309,684	5,864		315,548	49,086,261	49,401,809	-
Total	$450,812	13,902	589,225	1,053,939	206,971,725	208,025,664	-

As of September 30, 2011 and December 31, 2010 loans individually evaluated and considered impaired are presented in the following tables:

Impaired and Restructured Loans For the Nine Months Ended September 30, 2011
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$83,350	$4,953	$-	$8,918	$34,215
Commercial Real Estate	4,019,820	4,027,149	-	4,014,085	269,308
Consumer Real Estate	349,786	346,767	-	348,300	52,367

Total	$4,452,956	$4,378,869	$-	$4,371,303	$355,890

With an allowance recorded:
Commercial	$1,211,163	$1,190,663	$1,190,663	$1,204,663	$80,223
Commercial Real Estate	126,000	86,959	86,084	94,064	21,921
Consumer Real Estate	792,500	789,523	293,081	789,402	280,121

Total	$2,129,663	$2,067,145	$1,569,828	$2,088,129	$382,265

Impaired Loans For the Year Ended December 31, 2010
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$83,350	$6,702	$-	$12,230	$33,997
Commercial Real Estate	2,317,543	2,020,682	-	833,939	391,574
Consumer Real Estate	230,250	230,022	-	836,169	425,571

Total	$2,631,143	$2,257,406	$-	$1,682,338	$851,142

With an allowance recorded
Commercial	$1,211,163	$1,207,163	$1,207,163	$807,846	$41,714
Commercial Real Estate	126,000	94,959	86,084	87,431	17,702
Consumer Real Estate	-	-	-	-	-

Total	$1,337,163	$1,302,122	$1,293,247	$895,277	$59,416

The following tables illustrate credit risks by category and internally assigned grades at September 30, 2011 and December 31, 2010.

September 30, 2011	Commercial	Commercial Real Estate Construction	Commercial Real Estate	Residential – Real Estate	Consumer – Other

Pass	$48,875,128	$3,025,792	$94,778,261	39,384,436	4,460,691
Watch	2,049,845	-	3,807,198	261,095	343,649
OAEM	2,067,364	473,275	1,693,789	214,914	253,938
Sub-Standard	1,258,592	-	6,027,445	1,226,308	105,327
Doubtful	-	-	-	-	701
Loss	-	-	-	-	-
			-	-	-
Total	$54,250,929	$3,499,067	$106,306,693	41,086,753	5,164,306

December, 31, 2010	Commercial	Commercial Real Estate Construction	Commercial Real Estate	Residential – Real Estate	Consumer – Other

Pass	$44,264,102	$2,226,325	$97,949,596	42,017,198	4,915,583
Watch	3,070,186	475,225	3,516,001	338,614	363,798
OAEM	1,934,919	-	116,277	379,092	234,007
Sub-Standard	1,349,738	-	3,721,487	1,071,100	79,985
Doubtful	-	-	-	-	2,431
Loss	-	-	-	-	-
			-	-	-
Total	$50,618,945	$2,701,550	$105,303,361	43,806,004	5,595,804

The following tables set forth the changes in the allowance and an allocation of the allowance by loan category at September 30, 2011 and December 31, 2010.  The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

September 30, 2011	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated		Total
Allowance for Loan Losses
Beginning Balance	$1,502,298	$128,334	$27,200	$218,897		$1,061,859	$2,938,588
Charge-offs	17,943	303,403	59,013	-		-	380,359
Recoveries	29,804	25,482	100	-		-	55,386
Provisions	(11,221)	381,285	56,976	236,448		(303,488)	360,000
Ending Balance	1,502,938	231,698	25,263	455,345		758,371	2,973,615
Ending Balances:
Individually evaluated for impairment	1,195,616	4,114,108	-	1,136,290		-	6,446,014
Collectively evaluated for impairment	$53,092,936	$105,665,179	$4,962,095	$40,141,524	$		$203,861,734

December 31, 2010	Commercial	Commercial Real Estate	Consumer	Residential	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,456,332	$42,448	$15,651	$197,428	$1,315,138	$3,026,997
Charge-offs	417,078	21,356	55,257	285,128	-	778,819
Recoveries	14,427	5,484	500	-	-	20,411
Provisions	448,617	101,758	66,306	306,597	(253,279)	669,999
Ending Balance	1,502,298	128,334	27,200	218,897	1,061,859	2,938,588
Ending Balances:
Individually evaluated for impairment	1,213,865	2,115,641	-	230,022	-	3,559,528
Collectively evaluated for impairment	$49,405,080	$105,889,270	$5,595,804	$43,575,982	$-	$204,466,136

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $492,144 and $153,015 at September 30, 2011 and December 31, 2010, respectively, and are illustrated in the following table.  At September 30, 2011 and December 31, 2011, all restructured loans were performing as agreed.  Although the restructured loan of $153,015 was performing as agreed at December, 31, 2010, failure to continue to perform as agreed resulted in its charge off in March 2011.

Modification
As of September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial		$			$-
Commercial Real Estate	1		$375,323		$375,323
Commercial Real Estate Construction	-	$			$-
Consumer Real Estate –Prime	1		$119,536		$119,536
Consumer Real Estate-Subprime	-		$-	$
Consumer Other	-		$-		$-

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment
Commercial	-		$-
Commercial Real Estate	1		$153,015
Commercial Real Estate Construction	-		$-
Consumer Real Estate -Prime	-		$-
Consumer Real Estate-Subprime	-		$-
Consumer Other	-		$-

Modification
As of December 31, 2010
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial		$	$-
Commercial Real Estate	1	$153,015	$153,015
Commercial Real Estate Construction	-	$-	$-
Consumer Real Estate –Prime	-	$-	$-
Consumer Real Estate-Subprime	-	$-	$-
Consumer Other	-	$-	$-

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment
Commercial	-	$-
Commercial Real Estate	-	$-
Commercial Real Estate Construction	-	$-
Consumer Real Estate -Prime	-	$-
Consumer Real Estate-Subprime	-	$-
Consumer Other	-	$-

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

NOTE 7: Other Real Estate Owned:
Other real estate owned is recorded at the lower of fair value less estimated selling costs or cost. The balance of other real estate owned at September 30, 2011 was $659,430 compared with $659,492 at December 31, 2010.  Gains and losses on the sale of other real estate owned and subsequent write-downs from periodic reevaluation are charged to other operating income.

NOTE 8: Income Taxes: The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Net deferred tax assets are included in other assets in the consolidated balance sheet.

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

The following is a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plans for the three and nine months ended September 30, 2011 and the 1998 Omnibus Stock Incentive Plan for the three and nine months ended September 30, 2010.

Three Months Ended September 30, 2011	Options	Weighted Average Exercise Price

Balance at July 1, 2011	174,681	$11.21
Granted	-	-
Exercised	(665)	8.54
Forfeited	-	-
Balance at September 30, 2011	174,016	$11.22

Nine months Ended September 30, 2011	Options	Weighted Average Exercise Price

Balance at January 1, 2011	88,831	$11.51
Granted	5,000	11.67
Granted	96,000	10.42
Exercised	(15,074)	8.19
Forfeited	(741)	8.11
Balance at September 30, 2011	174,016	$11.22

Options exercisable at September 30, 2011	4,532	$8.54

Three months Ended September 30, 2010	Options	Weighted Average Exercise Price

Balance at July 1, 2010	68,965	$11.26
Granted	33,000	10.77
Exercised	(7,960)	8.11
Balance at September 30, 2010	94,005	$11.35

Nine months Ended September 30, 2010	Options	Weighted Average Exercise Price

Balance at January 1, 2010	86,995	$10.61
Granted	33,000	10.77
Exercised	(25,990)	8.12
Balance at September 30, 2010	94,005	$11.35

Options exercisable at September 30, 2010	21,838	$8.22

NOTE 10:  Shareholders' Equity
Regular quarterly cash dividends of $.10 per share were declared on March 24, 2011 and June 23, 2011 for shareholders of record on April 8, 2011 and July 8, 2011, respectively, payable April 29, 2011 and July 29, 2011, respectively. On September 22, 2011, the Company increased its quarterly dividend by 10% to $.11 per share, to shareholders of record on October 12, 2011 payable October 31, 2011. Income per common share for the three and nine months ended September 30, 2011 and for the three and nine months ended September 30, 2010 were calculated as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$936,973

Basic income available to common shareholders	$936,973	4,444,355	$.21

Effect of dilutive options		-

Diluted income available to common shareholders	$936,973	4,444,355	$.21

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$2,354,377

Basic income available to common shareholders	$2,354,377	4,438,184	$.53

Effect of dilutive options		-

Diluted income available to common shareholders	$2,354,377	4,438,184	$.53

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$821,601

Basic income available to common shareholders	$821,601	4,424,936	$.19

Effect of dilutive options		-

Diluted income available to common shareholders	$821,601	4,424,936	$.19

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$2,277,310

Basic income available to common shareholders	$2,277,310	4,412,138	$.52

Effect of dilutive options		-

Diluted income available to common shareholders	$2,277,310	4,412,138	$.52

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

Comprehensive income totaled $3,887,737 at September 30, 2011 and $2,601,360 at September 30, 2010.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 are as follows:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
US Treasury Notes	$6,340,313	$-	$-	$6,340,313
Government Sponsored Enterprises	$-	$18,531,315	$-	$18,531,315
Municipal Securities	$-	$29,847,680	$-	$29,847,680
Mortgage loans to be sold	$-	$5,188,606	$-	$5,188,606
Total	$6,340,313	$53,567,601	$-	$59,907,914

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
US Treasury Notes	$9,023,437	$-	$-	$9,023,437
Government Sponsored Enterprises	$-	$6,100,545	$-	$6,100,545
Municipal Securities	$-	$24,255,631	$-	$24,255,631
Mortgage loans to be sold	$-	$5,908,316	$-	$5,908,316
Total	$9,023,437	$36,264,492	$-	$45,287,929

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an on going basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of September 30, 2011 and December 31, 2010 for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2011 and twelve months ended December 31, 2010.

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
Impaired loans	$-	$4,876,186	$-	$4,876,186
Other real estate owned	$-	$659,430	$-	$659,430
Total	$-	$5,535,616	$-	$5,535,616

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Impaired loans	$-	$2,266,281	$-	$2,266,281
Other real estate owned	$-	$659,492	$-	$659,492
Total	$-	$2,925,773	$-	$2,925,773

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

c.  Loans

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value.  The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans by the Company at September 30, 2011 and December 31, 2010, approximate market.

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

e. Short-term borrowings
The carrying amount approximates fair value due to the short-term nature of these instruments.

The estimated fair values of the Company's financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
	Carrying Amount	Estimated Fair Value

Cash and due from banks	$6,918,476	$6,918,476
Interest bearing deposits in other banks	94,359,433	94,359,433
Investments available for sale	54,719,308	54,719,308
Loans (1)	215,496,354	216,643,746
Deposits	340,363,371	340,467,961
Short-term borrowings	517,519	517,519

	December 31, 2010
	Carrying Amount	Estimated Fair Value

Cash and due from banks	$4,697,450	$4,697,450
Interest bearing deposits in other banks	715,231	715,231
Federal funds sold	19,018,104	19,018,104
Investments available for sale	39,379,613	39,379,613
Loans (1)	213,933,980	218,670,423
Deposits	250,436,975	250,750,331
Short-term borrowings	767,497	767,497

(1) Includes mortgage loans to be sold

NOTE 13: Recently Issued Accounting Pronouncements
The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in their interim and annual financial statements.  See Note 5.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 have been presented in Note 5.

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

Overview
Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $373.4 million in assets as of September 30, 2011 and net income of $936,973 and $2,354,377 for the three and nine months ended September 30, 2011.  The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester and Berkeley counties of South Carolina.  The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of the Company’s financial condition as of September 30, 2011 as compared to December 31, 2010 and the results of operations for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010.  The discussion and analysis identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

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

The Company’s results of operations depend not only on the level of its net interest income from loans and investments, but also on its non-interest income and its operating expenses.  Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread.  The Company’s net interest spread for the three and nine months ended September 30, 2011 were 3.81% and 3.79%, respectively, compared to 4.17% and 4.15% for the three and nine months ended September 30, 2010.

Non-interest income includes fees and other expenses charged to customers.  A more detailed discussion of interest income, non-interest income and operating expenses follows.

For nine months ended September 30, 2011, the Bank has paid dividends of $1,300,000 to the Company for dividend payments to shareholders.

CRITICAL ACCOUNTING POLICIES
The Company has adopted various accounting policies that govern the application principles generally accepted in the United States and with general practices within the banking industry in the preparation of its financial statements.  The Company’s significant accounting policies are described in the footnotes to its unaudited consolidated financial statements as of September 30, 2011 and its notes included in the consolidated financial statements in its 2010 Annual Report on Form 10-K as filed with the SEC.

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

BALANCE SHEET
CASH AND CASH EQUIVALENTS
Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold. In order to improve the Company’s yield on daily liquidity, the Company terminated all of its Federal Funds positions and moved the money to the Federal Reserve as the Company was able to earn .25% - approximately ten basis points more than the Company was making on Federal Funds. Therefore there were no Federal Funds sold at September 30, 2011 as compared to $19,018,104 at December 31, 2010.  Total Cash and cash equivalents increased 314.55% or $76,847,124 to $101,277,909 at September 30, 2011, from $24,430,785 at December 31, 2010.  This increase is the result of $70 million in temporary deposits as well as core deposit growth. The temporary deposits were made by two business customers with the expectation that the funds would be used in business transactions within 30 days.

Regulations set by the Federal Reserve require the Company to maintain certain average cash reserve balances.  At September 30, 2011 and December 31, 2010 the daily average reserve requirement was approximately $700,000.

LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets.  At September 30, 2011 outstanding loans (plus deferred loan fees of $50,702) totaled $210,307,748 which equaled 61.78% of total deposits and 56.31% of total assets.    Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina.

Because lending activities comprise such a significant source of revenue, the Company’s main objective is to adhere to sound lending practices.  The Loan Committee of the Board of Directors meets monthly to evaluate the adequacy of the Allowance for Loan Losses and to review all loans resulting in credit exposure in excess of $10,000.

The breakdown of total loans by type and the respective percentage of total loans are as follows:

	September 30,		December 31,
	2011	2010	2010
Commercial loans	$54,237,850	$48,644,578	$50,601,639
Commercial real estate	109,779,287	109,665,410	108,004,910
Residential mortgage	15,269,213	17,290,712	16,071,839
Consumer loans	4,762,022	5,333,294	5,361,197
Personal banklines	26,008,601	28,007,273	27,734,166
Other	200,073	265,616	234,607

Total	210,257,046	209,206,883	208,008,358
Deferred loan fees (net)	50,702	5,123	17,306
	210,307,748	209,212,006	208,025,664
Allowance for loan losses	(2,973,615)	(2,683,980)	(2,938,588)

Loans, net	$207,334,133	$206,528,026	$205,087,076

Percentage of Loans	September 30,		December 31,
	2011	2010	2010
Commercial loans	25.80%	23.25%	24.33%
Commercial real estate	52.21%	52.42%	51.92%
Residential mortgage	7.26%	8.26%	7.73%
Consumer loans	2.27%	2.55%	2.58%
Personal banklines	12.37%	13.39%	13.33%
Other	.09%	.13%	0.11%

Total	100.00%	100.00%	100.00%

As a result of recessionary economic conditions the Company experienced a decrease in loan demand in the first quarter of 2011.  This trend appears to be improving with a modest increase in loan demand in the second and third quarters of 2011. As shown in the table above, loans have increased .52% or approximately $1,095,742 from September 30, 2010 to September 30, 2011.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes.  It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds.  Investments are classified into three categories: (1) Held to Maturity, (2) Trading, and (3) Available for Sale. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio.  The average yield on investments at September 30, 2011 was 2.53% compared to 3.90% at December 31, 2010.  The amortized cost of the investments available for sale at September 30, 2011 and December 31, 2010 and percentage of each category to total investments are as follows:

INVESTMENT PORTFOLIO
	September 30, 2011	December 31, 2010
US Treasury Notes	$6,340,313	$9,055,078
Government-Sponsored Enterprises	18,531,315	6,013,897
Municipal Securities	29,847,680	23,913,091
	$54,719,308	$38,982,066

US Treasury Notes	11.58%	23.23%
Government-Sponsored Enterprises	33.87%	15.43%
Municipal Securities	54.55%	61.34%
	100.00%	100.00%

All investment securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at September 30, 2011 and December 31, 2010.  The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

The amortized cost and fair value of investment securities available for sale are summarized as follows as of September 30, 2011 and December 31, 2010:

	SEPTEMBER 30, 2011
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,167,262	$173,051	$-	$6,340,313
Government-Sponsored Enterprises	18,170,198	361,117	-	18,531,315
Municipal Securities	27,550,396	2,297,284	-	29,847,680
Total	$51,887,856	$2,831,452	$-	$54,719,308

	DECEMBER 31, 2010
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$9,055,078	$8,784	$40,425	$9,023,437
Government-Sponsored Enterprises	6,013,897	86,648	-	6,100,545
Municipal Securities	23,913,091	577,462	234,922	24,255,631

Total	$38,982,066	$672,894	$275,347	$39,379,613

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2011 and December 31, 2010 by contractual maturity are as follows:

SEPTEMBER 30, 2011
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$826,294	$834,594
Due in one year to five years	29,732,719	30,630,138
Due in five years to ten years	10,538,087	11,570,478
Due in ten years and over	10,790,756	11,684,098

Total	$51,887,856	$54,719,308

DECEMBER 31, 2010
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$9,619,604	$9,719,581
Due in one year to five years	9,465,147	9,608,773
Due in five years to ten years	8,832,440	9,137,645
Due in ten years and over	11,064,875	10,913,614

Total	$38,982,066	$39,379,613

There were no securities with an unrealized loss at September 30, 2011. The fair value of investment securities available for sale with unrealized losses December 31, 2010 are as follows:

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

At September 30, 2011, there were no securities with an unrealized loss as compared to two US Treasury Notes with an unrealized loss of $40,425 and fourteen Municipal Securities with an unrealized loss of $234,922, at December 31, 2010.  The investments at December 31, 2010 were not considered other-than-temporarily impaired.  The Company does not intend to sell these investments and therefore it is more likely than not that the Company will not be required to sell these securities before recovery of any amortized cost.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

The Company realized a gain of $124,672 on the sale of investment securities during the nine months ended September 30, 2011.  Proceeds from this sale were $18,140,625 and were reinvested in $17 million of Government sponsored securities with yields between 1.30% and 1.70%

DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 71.68% of average earning assets for the nine months ended September 30, 2011, and 71.30% for the twelve months ended December 31, 2010. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	September 30,		December 31,
	2011	2010	2010
Non-interest bearing demand	$62,031,647	$55,482,876	$56,884,235
Interest bearing demand	52,140,953	49,546,790	50,394,101
Money market accounts	154,806,746	59,189,446	68,007,823
Certificates of deposit $100,000 and over	40,330,289	36,233,303	45,523,280
Other time deposits	17,320,283	18,111,503	17,760,278
Other savings deposits	13,733,453	11,813,334	11,867,258

Total Deposits	$340,363,371	$230,377,252	$250,436,975

Percentage of Deposits	September 30,		December 31,
	2011	2010	2010
Non-interest bearing demand	18.23%	24.08%	22.71%
Interest bearing demand	15.32%	21.51%	20.12%
Money Market accounts	45.48%	25.69%	27.16%
Certificates of deposit $100,000 and over	11.85%	15.73%	18.18%
Other time deposits	5.09%	7.86%	7.09%
Other savings deposits	4.03%	5.13%	4.74%

Total Deposits	100.00%	100.00%	100.00%

Overall deposits have increased $109,986,119 or 47.74% from September 30, 2010 to September 30, 2011 and $89,926,396 or 35.91% from December 31, 2010 to September 30, 2011.  The increase in total deposits at September 30, 2011 was the result of $70 million in temporary deposits as well as core deposit growth.  The temporary deposits were made by two business customers with the expectation that the funds would be used in business transactions within 30 days. Management believes this growth is due to the financial strength of the Company and the fact that it is a functioning, profitable and well-capitalized Company.

Short-Term Borrowings
The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank may borrow up to $1,000,000 at September 30, 2011 and December 31, 2010 under the arrangement at an interest rate set by the Federal Reserve.  The note is secured by Government Sponsored Enterprise Securities with a market value of $1,027,905 at September 30, 2011 and $1,073,450 at December 31, 2010. The amount outstanding under the note totaled $517,520 and $767,497 at September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011 and December 31, 2010, the Company had no outstanding federal funds purchased with the option to borrow up to $21,000,000 on short term lines of credit. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window.  The Company established this arrangement as a secondary source of liquidity. As of September 30, 2011 and December 31, 2010 the Company could borrow up to $64,363,990 and $63,389,913, respectively. There have been no borrowings under this arrangement.

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010
Net income increased $115,372 or 14.04% to $936,973, or basic and diluted earnings per share of $.21 and $.21, respectively, for the three months ended September 30, 2011, from $821,601, or basic and diluted earnings per share of $.19 and $.19, respectively, for the three months ended September 30, 2010. The increase in net income between periods is primarily due to an increase in interest and fees on loans, a decrease in the provision for loan losses, and a decrease in cost of funds. Average earning assets increased $42.8 million or 16.66%, for the three months ended September 30, 2011 as compared to the same period in 2010.  Average earning assets were $299.7 million during the three months ended September 30, 2011 as compared to $256.9 million for the three months ended September 30, 2010.  Average loans increased $2.8 million or 1.32% to $215.7 million for the three months ended September 30, 2011 as compared to $212.8 million for the three months ended September 30, 2010. The yield on interest bearing liabilities decreased 22 basis points from .55% for the three months ended September 30, 2010 to .33% for the three months ended September 30, 2011.

Net Interest Income
Net interest income, the major component of the Company’s net income, increased $145,267 or 5.18% to $2,950,466 for the three months ended September 30, 2011, from $2,805,199 for the three months ended September 30, 2010.  This increase is primarily due to an increase of $88,356 or 3.27% in interest and fees on loans as well as an increase of $15,127 in other interest income and a decrease in the cost of funds.  In addition the Company recognized a gain of $66,486 on the sale of investment securities.  In order to improve the Company’s yield on daily liquidity, the Company terminated all of its Federal Funds positions and moved the money to the Federal Reserve as the Company was able to earn .25% - approximately ten basis points more than the Company was making on Federal Funds.   Average loans increased $2,815,890 or 1.32%, average investments increased $17,217,651 or 47.21%, and average other interest bearing accounts increased $22,763,870 or 300.18%.  During the three months ended September 30, 2011 the Company sold $6 million in US Treasury Notes for a gain of $66,486.  The Company invested $5 million in a Government Sponsored Security yielding 1.70%, and $1.0 million in Municipal Securities yielding between 2.40% and 3.00% for the three months ended September 30, 2011. The yield on average investments decreased 150 basis points to 2.38% for the three months ended September 30, 2011 from 3.88% for the three months ended September 30, 2010. The yields on interest earning assets decreased 59 basis points to 4.14% from 4.73%.  The average cost of interest bearing liabilities during the three months ended September 30, 2011 was 0.33% as compared to 0.55% for the same period in 2010, a decrease of 22 basis points due to the lower rate environment.

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

Loans are reviewed for impairment which is measured in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured yet does not apply to large groups of smaller balance loans that are collectively evaluated.  Impairment is measured by the present value of the future cash flow discounted at the loan’s effective interest rate, or, alternatively, the fair value of the collateral if the loan is collateral dependent.  An impaired loan may not represent an expected loss.

A general reserve analysis is performed on all loans, excluding impaired loans, based on FASB ASC 450-20. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group.  The three year historical loss percentage for the three months ended September 30, 2011 and September 30, 2010 was .32% and .33%, respectively.

Qualitative and environmental factors include external risk factors that Management believes are representative of the overall lending environment of the Bank.  Management believes that the following factors create a more comprehensive system of controls in which the Bank can monitor the quality of the loan portfolio.

1)	Portfolio risk
a)	Levels and trends in delinquencies and impaired loans
b)	Trends in volume and terms of loans
c)	Over-margined real estate lending risk
2)	National and local economic trends and conditions
3)	Effects of changes in risk selection and underwriting practices
4)	Experience, ability and depth of lending management staff
5)	Industry conditions
6)	Effects of changes in credit concentrations
a)	Loan concentration
b)	Geographic concentration
c)	Regulatory concentration
7)	Loan and credit administration risk
a)	Collateral documentation
b)	Insurance Risk
c)	Maintenance of financial information risk

The sum of each component’s analysis results represents the “estimated loss” with in the Company’s total portfolio.

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans and overmargined real estate lending. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Although the aggregate total of classified loans has increased, management is confident in the adequacy of the sources of repayment, and this increase reflects sound credit management.  Sizable unsecured principal balances on a non-amortizing basis are monitored.  Within the portfolio risk factor the Company elected to increase the risk percentage for “trends in volume and term of loan”.  In addition the Company elected to increase the risk percentage for “over margined real estate lending risk”.  Although the vast majority of the Company’s real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to the Company’s ability to realize on the collateral. Given the contraction in real estate values, the Company closely monitors its loan to value.  The Company amended its Loan Policy to reduce the collateral advance rate from 85% to 80% on all real estate transactions, with the exception of raw land at 65% and land development at 70%.

Occasionally, the Company extends credit beyond its normal collateral advance margins in real estate lending. Although infrequent, the aggregate of these loans represent a notable part of the Company’s portfolio.  Accordingly these loans are monitored and the balances reported to the Board every quarter. An excessive level of this practice could result in additional examiner scrutiny, competitive disadvantages and potential losses if the Company is forced to convert the collateral. The consideration of overmargined real estate loans directly relates to the capacity of the borrower to repay. Management often requests additional collateral to bring the loan to value ratio within the policy guidelines and also require a strong secondary source of repayment in addition to the primary source of repayment.

Although significantly under the threshold of 100% of capital (currently approximately $31 million), the Company’s list and number of over margined real estate loans currently totals approximately $18.6 million or approximately 8.64% of its loan portfolio.

Management revised the credit rating matrix in order to rate all extensions of credit providing a more specified picture of the risk each loan poses to the quality of the loan portfolio.  There are eight possible ratings used to determine the quality of each loan based on nine different qualifying characteristics: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance, and the borrower’s leverage position. The matrix is designed to meet management’s standards and expectations of loan quality.  In addition to the rating matrix, the Company rates its credit exposure on the basis of each loan instead of the quality of each borrower.

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

The quality of the Bank’s loan portfolio is contingent upon its risk selection and underwriting practices.  Every credit with over $100,000 in exposure is summarized by the Bank’s Credit Department and reviewed by the Loan Committee on a monthly basis.  The Board of Directors review credits over $500,000 monthly with an annual credit analysis conducted on these borrower’s upon the receipt of updated financial information. Prior to any extension of credit, every significant commercial loan goes through sound credit underwriting.  The Credit Department conducts detailed cash flow analysis on each proposal using the most current financial information.  Relevant trends and ratios are evaluated.

The Bank has over 350 years of lending management experience between thirteen members of its lending staff all of whom have been with the Company at least six years. Additionally, the Company has added four lenders in the last two years. Each Branch has an Advisory Board comprised of business and community leaders from the specific branch’s market area.  Management meets with these boards quarterly to discuss the trends and conditions in each respective market. Management is aware of the many challenges currently facing the banking industry.  Assessing banks to replenish the insurance fund and its corresponding impact on bank profits, increased regulatory scrutiny in and or on lending practices, and pending changes in deposit and or funding source type and mix, continue to impact the Company’s environment.  As other banks look to increase earnings in the short term, the Company will continue to emphasize the need to maintain its sound lending practices and core deposit growth.

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

As of September 30, 2011, there were only four Standard Industrial Code groups that comprised more than two percent of the Bank’s total outstanding loans.  The four groups are activities related to real estate, offices and clinics of medical doctors, real estate agents and managers, and legal services.

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

The Company recorded a provision for loan losses during the three months ended September 30, 2011 and September 30, 2010 of $120,000 and $190,000, respectively. At September 30, 2011 the three year average loss ratios were: .56% Commercial, .84% Consumer, .50% 1-4 Residential, .00% Real Estate Construction and .11% Real Estate Mortgage.  The three year historical loss ratio used at September 30, 2011 was .32% compared to .33% at September 30, 2010.

During the quarter ended September 30, 2011, charge-offs of $8,383 and recoveries of $7,939 were recorded to the allowance resulting in an allowance for loan losses of $2,973,615 or 1.41% of total loans, compared to charge-offs of $626,503 and recoveries of $4,261 resulting in an allowance loan losses of $2,683,980 or 1.24% of total loans at September 30, 2010.

The Bank had impaired loans totaling $6,446,014 as of September 30, 2011, compared to $3,306,161 as of September 30, 2010.  The impaired loans at September 30, 2011 include five non-accrual loans with a combined balance of $915,173. Impaired loans at September 30, 2010 included four non-accrual loans with a combined balance of $844,376. Included in the impaired loans at September 30, 2011, is one credit totaling $2,619,954 which is secured by a first mortgage. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest.  The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate.  If non-accrual loans decrease their past due status to less than 30 days for a period of three months, they are reviewed individually by management to determine if they should be returned to accrual status. There were four loans over 90 days past due still accruing interest totaling $470,590 at September 30, 2011 and one loan over 90 days past due still accruing interest of $104,103 at September 30, 2010.

Net charge-offs for the three months ended September 30, 2011 were $444 compared to net charge-offs of $622,242 for the three months ended September 30, 2010. Although, uncertainty in the economic outlook still exists, management believes loss exposure in the portfolio is identified, reserved and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The Company had $295,786 unallocated reserves at September 30, 2011 related to other inherent risk in the portfolio compared to unallocated reserves of $360,953 at September 30, 2010. Management believes this amount is appropriate and properly supported through the environmental factors of its Allowance for Loan Losses.    Management believes the allowance for loan losses at September 30, 2011 is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.  Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required.  No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratios.  During the three months ended September 30, 2011, no entry was made to the allowance for unfunded loans and commitments leaving a balance of $20,825.

Other Income
Other income for the three months ended September 30, 2011, decreased $64,084 or 11.42% to $496,905 from $560,989 for the three months ended September 30, 2010.  This decrease is primarily due to a decrease in mortgage banking income of $122,479 or 40.33% to $181,234 for the three months ended September 30, 2011 as compared to $303,713 for the three months ended September 30, 2010. Despite the low interest rates, the uncertainty in the economic environment has resulted in home sales remaining low. Service charges, fees and commissions decreased $23,550 or 8.99% from $261,889 for the three months ended September 30, 2010 to $238,339 for the three months ended September 30, 2011.  This decrease is primarily due to a decrease in credit card fees.  The Company changed to a merchant service provider that pays on a quarterly basis as compared to monthly in 2010.   Card fees decreased $21,684 or 64.59% for the three months ended September 30, 2011. The Company realized a gain of $66,486 on the sale of investment securities as previously detailed.

Other Expense
Bank overhead decreased $15,366 or .77% to $1,983,371 for the three months ended September 30, 2011, from $1,998,737 for the three months ended September 30, 2010. Salaries and employee benefits increased $58,754 or 5.19% to $1,190,370 for the three months ended September 30, 2011, from $1,131,616 for the three months ended September 30, 2010. This increase is primarily due to the hiring of a new loan officer and annual merit increases.  Other operating expenses decreased $79,270 or 14.86% to $454,308 for the three months ended September 30, 2011, from $533,578 for the three months ended September 30, 2010.  Data processing fees increased $24,811, due to the addition of remote capture and eCorp (online banking for corporations). The FDIC assessment decreased $88,442 due to a decrease in the rate used to calculate the assessment, and an over accrual of the assessment in the second quarter.

Income Tax Expense
For the three months ended September 30, 2011, the Company’s effective tax rate was 30.28% compared to 30.22% during the three months ended September 30, 2010.

Comparison of Nine months Ended September 30, 2011 to Nine months Ended September 30, 2010
Net income increased $77,067 or 3.38% to $2,354,377, or basic and diluted earnings per share of $.53 and $.53, respectively, for the nine months ended September 30, 2011, from $2,277,310, or basic and diluted earnings per share of $.52 and $.52, respectively, for the nine months ended September 30, 2010. The increase in net income between periods is primarily due to an increase in interest and fees on loans of $164,655 or 2.07% to $8,106,716, an increase in other interest income of $37,655 or 507.42% to $45,076, a gain of $124,672 on the sales of investment securities,  a decrease in the provision for loan losses and a decrease in the cost of funds.  Average earning assets increased $35.8 million for the nine months ended September 30, 2011 as compared to the same period in 2010.  Average earning assets were $290.7 million for the nine months ended September 30, 2011 as compared to $254.8 million for the nine months ended September 30, 2010.  Average investments increased $13.2 million or 35.53% to $50.3 million for the nine months ended September 30, 2011 as compared to $37.1 million for the nine months ended September 30, 2010. The average balance of other interest bearing deposits increased $23.4 million or 442.77% to $28.7 million for the nine months ended September 30, 2011 from $5.3 thousand for the nine months ended September 30, 2010. The yield on interest bearing liabilities decreased 20 basis points from .60% for the nine months ended September 30, 2010 to .40% for the nine months ended September 30, 2011.

Allowance for Loan Losses
The contribution to the allowance for loan losses for the nine months ended September 30, 2011 was $360,000 compared to $420,000 for the nine months ended September 30, 2010.  Net charge-offs for the nine months ended September 30, 2011 were $324,973 compared to $763,016 for the nine months ended September 30, 2010.  Charge-offs for the nine months ended September 30, 2011 were $380,359 with recoveries of $55,386.  The contribution to the allowance for loan losses and the net charge-offs resulted in an allowance for loan losses of $2,973,615 or 1.41% of total loans at September 30, 2011 compared to an allowance loan for loan losses of $2,683,980 or 1.28% of total loans at September 30, 2010.

Net Interest Income
Net interest income, the major component of the Company’s net income, increased $258,023 or 3.13% to $8,491,864 for the nine months ended September 30, 2011, from $8,233,841 for the nine months ended September 30, 2010.  This increase is primarily due to an increase of $164,655 or 2.07% to $8,106,716 in interest and fees on loans, an increase of $37,655 or 507.42% to $45,076 in other interest income, and a decrease in the cost of funds of $76,929 or 30.26% to $177,288.  During the nine months ended September 30, 2011 there was a modest increase in loan demand which coupled with the Company’s effort to improve its yield on loans, resulted in the increase in interest and fees on loans.  In order to improve the Company’s yield on daily liquidity, the Company terminated all of its Federal Funds positions and moved the money to the Federal Reserve as the Company was able to earn .25% - approximately ten basis points more than the Company was making on Federal Funds.   Average loans decreased $758,162 or .36%, and other average interest bearing accounts increased $23,427,593 or 442.77%.  The yield on average loans increased from 5.00% for the nine months September 30, 2010 to 5.12% for the nine months ended September 30, 2011, and the yield on average other interest income increased to .21% for the nine months ended September 30, 2011, from .19% for the nine months ended September 30, 2010. Although average investments increased $13,172,697 or 35.53% for the nine months ended September 30, 2011, interest and dividends on investment securities decreased $137,047 or 12.41% to 967,179 for the nine months ended September 30, 2011, from $1,104,226 for the nine months ended September 30, 2010. The Company increased its investment portfolio to enhance income in this low rate environment.  The average yield on the Company’s investment portfolio decreased from 4.05% at September 30, 2010 to 2.53% at September 30, 2011.  The Company had $6 million in Federal Agency Securities and $3 million in US Treasury Notes mature during the nine months ended September 30, 2011 that were yielding between 4.05% and 5.07%.  The Company sold $18 million in US Treasury notes during the nine months ended September 30, 2011 for a gain of $124,672. The Company reinvested $17 million in a Government Sponsored Security that is yielding between 1.30% and 1.70%, and $1.0 million in Municipal Securities that are yielding between 2.40% and 3.00% for the nine months ended September 30, 2011. The yield on interest bearing liabilities decreased 20 basis points from .60% for the nine months ended September 30, 2010 to .40% for the nine months ended September 30, 2011 due to the low rate environment.

Other Income
Other income for the nine months ended September 30, 2011, decreased $90,006 or 6.18% to $1,365,322 from $1,455,328 for the nine months ended September 30, 2010.  This decrease is primarily due to a decrease in mortgage banking income of $171,414 or 25.42% to $502,880 for the nine months ended September 30, 2011 as compared to $674,294 for the nine months ended September 30, 2010. Despite the low interest rates, the uncertainty in the economic environment has resulted in home sales remaining low. As rates continue to drop the Company started to see an increase in refinancing at the end of the September. Service charges, fees and commissions decreased $60,949 or 7.88% from $773,508 for the nine months ended September 30, 2010 to $712,559 for the nine months ended September 30, 2011. This decrease is primarily due to a decrease in credit card fees.  The Company changed to a merchant service provider that pays on a quarterly basis as compared to monthly in 2010. Credit fees decreased $56,947 or 57.11% from $99,710 for the nine months ended September 30, 2010 to $42,763 for the nine months ended September 30, 2011. The Company realized a gain of $124,672 on the sale of investment securities.

Other Expense
Bank overhead increased $150,723 or 2.52% to $6,125,683 for the nine months ended September 30, 2011, from $5,974,960 for the nine months ended September 30, 2010. Net occupancy expense increased $25,048 or 2.56% to $1,003,509 for the nine months ended September 30, 2011 as compared to $978,461 for the nine months ended September 30, 2010.   During 2010 the Company moved its Mortgage Department from its main banking house at 256 Meeting Street to a new office on Morrison Drive in Charleston, SC.  This move resulted in an increase in rental expense of $2,000 a month as well as an increase in utilities. Salaries and employee benefits increased $108,766 or 3.17% to $3,538,762 for the nine months ended September 30, 2011, from $3,429,996 for the nine months ended September 30, 2010. The Company hired a new loan officer and provided annual merit increases, resulting in an increase of $83,493 in salaries.  In addition employee insurance increased $44,615 for the nine months ended September 30, 2011. Other operating expenses increased $16,910 or 1.08% to $1,583,413 for the nine months ended September 30, 2011, from $1,566,503 for the nine months ended September 30, 2010.  Data processing fees increased $68,223, due to the addition of remote capture and eCorp (online banking for corporations). The Company incurred an increase of $12,174 in audit fees, an increase in contributions of $18,416, a decrease of $74,398 in FDIC assessments, and a decrease in legal fees of $6,934 for the nine months ended September 30, 2011 Audit fees increased due to additional audits required with the addition of new products. Contributions increased as a result of increased requests. The FDIC assessment decreased due to a decrease in the rate used to calculate the assessment. Legal fees decreased as a result of fewer billing hours related to collection activities. The other changes in non-interest expense categories reflect normal modest fluctuations between the two periods.

Income Tax Expense
For the nine months ended September 30, 2011, the Company’s effective tax rate was 30.17% compared to 30.96% during the nine months ended September 30, 2010.

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

The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below.  The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet.  The balance of the reserve was $20,825 at September 30, 2011 and 2010. The Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $48,165,807 and $47,091,393 at September 30, 2011 and 2010, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2011 was $666,963 and $521,610 at September 30, 2010.

The Company originates certain fixed rate residential loans and commits these loans for sale.  The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at September 30, 2011. The Company has forward sales commitments, totaling $5.2 million at September 30, 2011, to sell loans held for sale of $5.2 million. The fair value of these commitments was not significant at September 30, 2011.  The Company has no embedded derivative instruments requiring separate accounting treatment.

Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale.  The Company’s primary liquid assets accounted for 43.16% and 18.90% of total assets at September 30, 2011 and 2010, respectively.

Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers.  Investment securities are an important tool in the Company's liquidity management.  Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At September 30, 2011, the Bank had short-term lines of credit totaling approximately $21,000,000 (which are withdrawable at the lender's option), with no outstanding balance at September 30, 2011.  Additional sources of funds available to the Bank for liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale.  In order to establish a secondary source of liquidity, the Company has established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window.  As of September 30, 2011 the Company could borrow up to $64,363,990. There have been no borrowings under this arrangement. In addition, on March 11, 2010 the Company borrowed $7,500,000 from the Federal Reserve Bank’s Term Auction Facility (TAF) at a rate of .50% for a term of 28 days. The Board of Governor’s of the Federal Reserve System established this program to allow depository institutions to place a bid for an advance from its local Federal Reserve Bank at a fixed interest rate determined via centralized single-price auction.  The collateral pledged to secure advances from the Federal Reserve Discount Window, served as collateral.   This loan was paid off on April 8, 2010.

The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. Two Business customers deposited $70 million in temporary deposits resulting in an increase in the Company’s cash and cash equivalents of 314.55% or $76,847,124 to $101,277,909 at September 30, 2011, from $24,430,785 at December 31, 2010.  Due the temporary nature of these deposits, the Company invested the funds with the Federal Reserve in overnight deposits. The Company closely monitors its reliance on certificates of deposit greater than $100,000 and other large deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At September 30, 2011 and 2010, the Bank's liquidity ratio was 41.09% and 7.43%, respectively.

Total Cash and cash equivalents increased 314.55% or $76,847,124 to $101,277,909 at September 30, 2011, from $24,430,785 at December 31, 2010.  This increase is the result of $70 million in temporary deposits as well as core deposit growth. The temporary deposits were made by two business customers with the expectation that the funds would be used in business transactions within 30 days.

Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders' equity at September 30, 2011 of $31,396,673.  The rate of asset growth since the Bank's inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk.  The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks.  The risk based capital ratio at September 30, 2011, for the Bank is 13.73% and at September 30, 2010 was 12.87%.  The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of September 30, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At September 30, 2011 and 2010, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Chief Financial Officer/ Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Chief Financial Officer/Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective.  During the period ending September 30, 2011, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

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

November 7, 2011
	BY:	/s/Hugh C. Lane, Jr.
Hugh C. Lane, Jr.
President and Chief Executive Officer

	BY:	/s/Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer
Executive Vice President & Treasurer