Form 10-K
period 2011-12-31
BANK OF SOUTH CAROLINA CORP
filed 2012-03-05
CIK 1007273

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on June 30, 2011 was: $46,487,117

As of February 24, 2012, the Registrant has out standing 4,444,940 shares of common stock.

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

Location and Service Area

The Bank serves Berkeley, Charleston and Dorchester counties (the “Tri-County Area”) as an independent, community oriented commercial bank concentrating on individuals and small and medium-sized businesses desiring a high level of personalized services. The principal components of the economy within the Company’s service area are service industries, manufacturing, medical, government and wholesale and retail trade. Like other areas in the United States, the Company’s market area has experienced extreme volatility and disruption for more than 3 years. According to the National Bureau of Economic Research, the United States entered an economic recession in December 2007. The operations of the Company have been impacted by prevailing economic conditions, competition and the monetary, fiscal, and regulatory policies of governmental agencies. Nonetheless, the Tri-County Area is expected to rebound and grow significantly in the next few years, as a result of new industry led by Boeing locating a production line of its 787 airplanes and Clemson establishing a Wind Turbine Drivetrain Test Facility in Charleston, SC.

Banking Services

The Bank offers a full range of deposit services that are typically available in most banks and thrift institutions, including checking accounts, NOW Accounts, savings accounts and other time deposits of various types, ranging from daily Money Market Accounts to longer-term Certificates of Deposit. In addition the Bank offers certain retirement account services, such as Individual Retirement Accounts (“IRAs”). All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law, $250,000, subject to aggregate rules and limits. In addition all funds in a “noninterest-bearing transaction accounts” and Lawyer Trust Accounts (IOLTAs) are insured in full by the FDIC from December 31, 2010 to December 31, 2012 as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as of July 21, 2011, deposit institutions may now pay interest on business demand accounts.

The Bank also offers a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment. The Bank originates, processes and closes mortgage loans and sells (each individually) to investors on a list preapproved by the Board. The Bank’s lending activities are subject to a variety of lending limits imposed by Federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower, the direct, indirect and related credit to a single borrowing entity is limited to 10% of the Bank’s unimpaired capital and surplus and up to 15% if approved in advance by the Board of Directors. All loans made to any Director of the Bank must be approved by the Board of Directors and made on terms not more favorable than would be available to a person not affiliated with the Bank. This also applies to executive officers who may only apply for overdraft protection.

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

Competition

The financial services industry is highly competitive. The Bank faces competition in attracting deposits and originating loans based upon a variety of factors including:

●	interest rates offered on deposit accounts
●	interest rates charged on loans
●	credit and service charges
●	the quality of services rendered
●	the convenience of banking facilities and other delivery channels and
●	in the case of loans, relative lending limits.

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

Employees

At December 31, 2011, the Bank employed 77 people, with 3 individuals considered part time employees, none of whom are subject to a collective bargaining agreement. The Bank provides a variety of benefit programs including an Employee Stock Ownership Plan and Trust, health, life, disability and other insurance. Management believes its relationship with its employees is excellent.

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

The following provisions have been implemented since the Dodd-Frank Act was enacted:

●
On July 21, 2010 the $250,000 limit for the federal deposit insurance was made permanent and in November 2010 unlimited federal deposit insurance for noninterest bearing demand transaction accounts at all insured depository institutions was extended through December 31, 2012

●	In June 2011, Regulation Q was repealed, and beginning July 21, 2011 depository institutions are now permitted to pay interest on business demand deposits.

●	Effective with the June 30, 2011 measurement period, the assessment base for federal deposit insurance was changed from the amount of insured deposits to consolidated assets less tangible capital.

The following provisions of the Dodd-Frank Act are still awaiting final implementation:

●
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws

●
Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity

●
Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions

●	Implement corporate governance revisions, including executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions

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

Regulatory Examination

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The federal banking regulatory agencies prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	Internal controls
•	Information systems and audit systems
•	Loan documentation
•	Credit underwriting
•	Interest rate risk exposure
•	Asset quality
•	Liquidity
•	Capital Adequacy
•	Bank Secrecy Act
•	Sensitivity to Market Risk

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

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit
•	The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies
•	The Fair Debt Collection Act, governing the manner in which consumer debt may be collected by collection agencies
•	The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

Enforcement Powers

The Company, including its management and employees, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against the Company.

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

USA Patriot Act/Bank Secrecy Act

The Company must maintain a Bank Secrecy Act Program that includes (1) established internal policies, procedures, and controls, (2) a designated compliance officer, (3) an ongoing employee training program and, (4) testing of the program by an independent audit function. The USA Patriot Act amended in part the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and the Company for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the US government. These provisions include (1) requiring standards for verifying customer identification at account opening, (2) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering, and 3) filing suspicious activity reports if the Company believes a customer may be violating US laws and regulations.

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

Check 21

The Check Clearing For the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. The following are some of the major provisions:

•	Allowing check truncation without making it mandatory
•	Demanding that every financial institution communicate to account holders in writing a description of its substitute check processing program and their rights under the law
•	Legalizing substitutions for and replacement of paper checks without agreement from consumers
•	Retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individuals agreements are in place
•
Requiring that when account holders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid

•	Requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

Item 1A. Risk Factors

Not applicable

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company’s headquarters is located at 256 Meeting Street in downtown Charleston, South Carolina. This site is also the location of the main office of its subsidiary, The Bank of South Carolina. In addition to the Meeting Street location, the Bank operates from three additional locations: 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mount Pleasant, SC, and 2027 Sam Rittenberg Boulevard, Charleston, SC. The Bank’s mortgage department is located at 1071 Morrison Drive, Charleston, SC. The Company owns the 2027 Sam Rittenberg Boulevard location which also houses the Operations Department of the Bank. All other locations are leased. The owned location is not encumbered and all of the leases have renewal options. Each of the banking locations are suitable and adequate for banking operations.

Item 3. Legal Proceedings

In November 2011, the Company received a “make whole demand statement” from Bank of America in the amount of $321,136 for a loan that closed in July of 2006. Bank of America stated that the file has been audited by the mortgage insurers (GE) who have rescinded their coverage based on their findings with regard to the appraisal of the collateral. The Company’s legal counsel responded appropriately to the request stating that the Company has no liability in this transaction. There has been no further communication on this matter and the Company considers it closed.

On February 3, 2012 the Company was served with pleadings with respect to a South Carolina State Supreme Case for the “unauthorized practice of the law” arising from the modifications of real estate loans. The Company’s legal counsel is in the process of responding to the suit. At this time it is impossible to predict the outcome/results of a final order.

In the Opinion of Management, there are no other legal proceedings pending other than routine litigation incidental to its business involving amounts which are not material to the financial condition of the Company or the Bank.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

There were issued and outstanding 4,444,940 shares of the 12,000,000 authorized shares of common stock of the Company at the close of the Company’s fiscal year ended December 31, 2011. The common stock of the Company is traded on The NASDAQ Capital Market under the trading symbol “BKSC”.

The following table sets forth the high and low sales price information as reported by NASDAQ in 2011, 2010 and 2009. All information has been adjusted for a 10% stock dividend declared on August 26, 2010.

2011	High	Low	Dividends
Quarter ended March 31, 2011	$12.50	$11.19	$0.10
Quarter ended June 30, 2011	$11.89	$9.90	$0.10
Quarter ended September 30, 2011	$10.60	$9.10	$0.11
Quarter ended December 31, 2011	$10.29	$9.66	$0.11
2010
Quarter ended March 31, 2010	$10.35	$8.64	$0.10
Quarter ended June 30, 2010	$10.96	$8.91	$0.10
Quarter ended September 30, 2010	$11.93	$8.87	$0.10
Quarter ended December 31, 2010	$12.44	$10.18	$0.10
2009
Quarter ended March 31, 2009	$11.71	$9.09	$0.16
Quarter ended June 30, 2009	$12.22	$9.32	$0.16
Quarter ended September 30, 2009	$13.36	$10.13	$0.00
Quarter ended December 31, 2009	$11.68	$8.64	$0.00

As of January 1, 2012, there were approximately 1,200 shareholders of record with shares held by individuals and in nominee names, and on February 24, 2012, the market price for the common stock of the Company was $10.90.

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

At its December 1995 Board Meeting, the Board of Directors authorized the repurchase of up to 128,108 shares of its common stock on the open market. At its October, 1999 Board meeting, the Board of Directors authorized the repurchase of up to 41,593 shares of its common stock on the open market and again at its September, 2001 Board meeting, the Board of Directors authorized the repurchase of up to 49,912 shares of its common stock on the open market. As of the date of this report, 219,451 shares have been repurchased by the Company with 162 shares remaining that are authorized to be repurchased. At the Annual Meeting April 2007, the shareholders’ voted to increase the number of authorized shares from 6,000,000 to 12,000,000. As of February 24, 2012, there were 4,664,391 shares of common stock issued and 4,444,940 shares of common stock outstanding.

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. An amendment and restatement was made to the Employee Stock Ownership Plan effective January 1, 2007 and approved by the Board of Directors January 18, 2007. Periodically the Internal Revenue Service “IRS” requires a restatement of a qualified retirement plan to ensure that the plan document includes provisions required by legislative and regulatory changes made since the last restatement. There have been no substantive changes to the plan. The Board of Directors approved the restated plan, incorporated herein as Exhibit 10.5, on January 26, 2012. The Plan has been submitted to the IRS for approval. The Board of Directors of the Bank approved the cash contribution of $240,000 to The Bank of South Carolina Employee Stock Ownership Plan for the fiscal year ended December 31, 2011. The contribution was made during 2011.

An employee of the Bank who is not a member of an ineligible class of employees is eligible to participate in the plan upon reaching 21 years of age and being credited with one year of service (1,000 hours of service). All employees are eligible employees except for the following ineligible classes of employees:

•
Employees whose employment is governed by a collective bargaining agreement between employee representatives and the Company in which retirement benefits were the subject of good faith bargaining unless the collective bargaining agreement expressly provides for the inclusion of such employees in the plan

•	Employees who are non-resident aliens who do not receive earned income from the Company which constitutes income from sources within the United States

•	Any person who becomes an employee as the result of certain asset or stock acquisitions, mergers, or similar transactions (but only during a transitional period)

•	Certain leased employees

•	Employees who are employed by an affiliated Company that does not adopt the plan

•
Any person who is deemed by the Company to be an independent contractor on his or her employment commencement date and on the first day of each subsequent plan year, even if such person is later determined by a court or a governmental agency to be or to have been an employee.

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

The Bank is the Plan Administrator. David R. Schools, Fleetwood S. Hassell, Sheryl G. Sharry and Hugh C. Lane, Jr., currently serve as the Plan Administrative Committee and as Trustees for the Plan. The Plan currently owns 250,614 shares of common stock of Bank of South Carolina Corporation.

Item 6. Selected Financial Data

Consolidated Financial Highlights

	2011	2010	2009	2008	2007

For December 31:
Net Income	$3,189,318	$3,110,513	$1,869,854	$2,939,297	$3,831,244
Selected Year End Balances:
Total Assets	334,028,769	280,521,267	265,914,758	243,665,930	225,157,090
Total Loans (1)	221,287,699	213,933,980	217,315,936	183,538,172	158,329,035
Investment Securities Available for Sale	59,552,160	39,379,613	36,862,345	37,896,250	35,840,019
Federal Funds Sold	—	19,018,104	3,779,693	13,352,303	18,357,674
Interest Bearing Deposits in Other Banks	47,504,282	715,231	1,139,875	814,104	782,693
Earning Assets	328,344,141	273,046,928	259,097,849	235,600,829	213,309,421
Deposits	301,127,515	250,436,975	229,837,680	214,786,515	197,346,458
Shareholders’ Equity	31,993,869	28,718,882	27,567,197	26,808,064	25,692,570
Weighted Average Shares Outstanding-Diluted	4,439,887	4,416,065	4,394,366	4,375,485	4,368,484

For the Year:
Selected Average Balances:
Total Assets	308,509,718	266,061,304	257,195,300	228,987,689	236,019,185
Total Loans (1)	212,960,987	212,960,118	202,885,118	165,905,847	162,006,962
Investment Securities Available for Sale	52,289,136	37,410,074	37,325,137	37,210,126	38,810,306
Federal Funds Sold and Resale Agreements	7,578,169	6,845,910	7,095,852	14,475,859	22,548,768
Interest Bearing Deposits in Other Banks	27,800,598	825,108	791,097	1,315,222	801,227
Earning Assets	300,628,890	258,041,210	248,097,204	218,907,054	224,167,263
Deposits	276,859,602	233,712,645	223,770,359	200,955,703	209,104,665
Shareholders’ Equity	30,429,970	28,606,139	27,546,030	26,470,992	24,841,050

Performance Ratios:
Return on Average Equity	10.48%	10.87%	6.79%	11.10%	15.42%
Return on Average Assets	1.03%	1.27%	.73%	1.28%	1.62%
Average Equity to Average Assets	9.86%	10.75%	10.71%	11.56%	10.53%
Net Interest Margin	3.83%	4.30%	4.17%	4.69%	5.11%
Net (Recoveries) Charge-offs to Average Loans	.13%	.36%	.38%	.06%	(0.01)%
Allowance for Loan Losses as a Percentage of Total Loans (excluding mortgage loans held for sale)	1.45%	1.41%	1.42%	.79%	.85%

Per Share:
Basic Earnings	$0.72	$0.70	$0.43	$0.67	$0.88
Diluted Earnings	0.72	0.70	0.43	0.67	0.88
Year End Book Value	7.20	6.48	6.26	6.74	6.50
Cash Dividends Declared	0.42	0.40	0.32	0.64	0.62
Dividend Payout Ratio	58.49%	54.27%	68.28%	86.44%	63.88%

Full Time Employee Equivalents	76	72	72	67	68

(1)	Including mortgage loans held for sale

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

	For Years Ended December 31,
	2011	2010	2009	2008	2007

Operating Data:

Interest and fee income	$12,277,604	$12,166,183	$11,671,949	$12,146,820	$16,482,178
Interest expense	778,028	1,066,391	1,336,329	1,878,778	5,023,086
Net interest income	11,499,576	11,099,792	10,335,620	10,268,042	11,459,092
Provision for loan losses	480,000	670,000	2,369,000	192,000	40,000
Net interest income after provision for loan losses	11,019,576	10,429,792	7,966,620	10,076,042	11,419,092
Other income	1,777,957	2,063,697	2,264,056	1,472,854	1,543,869
Other expense	8,260,266	7,998,545	7,600,705	7,192,635	7,085,401
Income before income taxes	4,537,267	4,494,944	2,629,971	4,356,261	5,877,560
Income tax expense	1,347,949	1,384,431	760,117	1,416,964	2,046,316
Net income	$3,189,318	$3,110,513	$1,869,854	$2,939,297	$3,831,244
Basic income per share	$0.72	$0.70	$0.43	$0.67	$0.88
Diluted income per share	$0.72	$0.70	$0.43	$0.67	$0.88
Weighted average common shares-basic	4,439,887	4,416,065	4,390,835	4,362,812	4,337,374
Weighted average common shares – diluted	4,439,887	4,416,065	4,394,366	4,375,485	4,368,484
Dividends per common share	$0.42	$0.40	$0.32	$0.64	$0.62

	As of December 31,
	2011	2010	2009	2008	2007

Balance Sheet Data:

Investment securities available for sale	$59,552,160	$39,379,613	$36,862,345	$37,896,250	$35,840,019
Total loans (1)	221,287,699	213,933,980	217,315,936	183,538,172	158,329,035
Allowance for loan losses	3,106,884	2,938,588	3,026,997	1,429,835	1,355,099
Total assets	334,028,769	280,521,267	265,914,758	243,665,930	225,170,090
Total deposits	301,127,515	250,436,975	229,837,680	214,786,515	197,346,458
Shareholders’ equity	31,993,869	28,718,882	27,567,197	26,808,064	25,692,570

(1) Including Mortgage loans to be sold

All share and per share data have been restated to reflect a 10% stock dividend declared on August 26, 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is included to assist the Shareholder in understanding the Company’s financial condition, results of operations, and cash flow. This discussion should be reviewed in conjunction with the audited consolidated financial statements and accompanying notes presented in Item 8 of this report and the supplemental financial data appearing throughout this report. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1934. Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-K. Forward looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Actual results may differ materially from those anticipated in any forward-looking statements. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,”, “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (the SEC”) and the following:

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

OVERVIEW

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $334.0 million in assets as of December 31, 2011 and net income of $834,952 and $3,189,318, respectively, for the three and twelve months ended December 31, 2011. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester, and Berkeley counties of South Carolina. The Bank’s original and current business plan is to be a full service financial institution specializing in personal service, responsiveness, attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, the Company also earns income through fees and other expenses it charges to the customer. The following discussion includes various components of this noninterest income as well as our non-interest expenses. The discussion and analysis also identifies significant factors that have affected the Company’s financial position and operating results as of December 31, 2011 as compared to December 31, 2010 and December 31, 2010 as compared to December 31, 2009, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2011 TO DECEMBER 31, 2010

Net income increased $78,805 or 2.53% to $3,189,318 for the year ended December 31, 2011 from $3,110,513 for the year ended December 31, 2010. Basic and diluted earnings per share increased from $.70 for the year ended December 31, 2010 to $.71 for the year ended December 31, 2011.

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

Net interest income increased $399,784 or 3.60% to $11,499,576 for the year ended December 31, 2011 from $11,099,792 for the year ended December 31, 2010. Total interest and fee income increased $111,421 or .92% to $12,277,604 for the year ended December 31, 2011 from $12,166,183 for the year ended December 31, 2010. A modest increase in loan demand which coupled with the Company’s effort to improve its yield on loans resulted in the increase in interest and fees on loans of $194,208 or 1.82% to $10,887,709 for the year ended December 31, 2011, from $10,693,501 for the year ended December 31, 2010. Average loans increased $869 with the yield improving from 5.02% at December 31, 2010 to 5.11% at December 31, 2011. Other interest income increased $67,201 or 518.89% to $80,152 at December 31, 2011 from $12,951 at December 31, 2010. To improve its yield on daily liquidity, the Company terminated all of its Federal Funds positions, moving this money to deposits with the Federal Reserve as the Company was able to earn .25% (approximately 10 basis points more than the Company was earning on its Federal Funds deposits). Average other interest bearing accounts increased $26,975,490 with a yield of .24%. The yield on average Federal Funds sold decreased from .19% at December 31, 2010 to .17% at December 31, 2011. Although average investment securities increased $14,879,062 or 39.77%, interest and dividends on investments decreased $149,988 or 10.28% to $1,309,743 for the year ended December 31, 2011 from $1,459,731 at December 31, 2010. The Company increased its investment portfolio to enhance income in this low rate environment. The average yield on the Company’s investment portfolio decreased from 3.90% at December 31, 2010 to 2.50% at December 31, 2011. The Company had $6 million in Federal Agency Securities and $3 million in US Treasury Notes mature during the year ended December 31, 2011, which were yielding between 4.05% and 5.07%. The Company sold $18 million in US Treasury Notes during the year ended December 31, 2011 for a gain of $124,672. The Company reinvested $17 million in Government Sponsored Securities that were yielding between 1.30% and 1.71% and $1 million in Municipal Securities that were yielding between 2.50% and 3.00% at December 31, 2011. In addition to the above noted investments, the Company also purchased an additional $7.73 million in Municipal Securities which were yielding between .55% and 3.55% at December 31, 2011. Overall, average interest bearing assets increased $42.6 million to $300.6 million for the year ended December 31, 2011 with a yield of 4.08% from $258.0 million at December 31, 2010 with a yield of 4.71%.

Average interest bearing liabilities increased $32.0 million to $216.3 million for the year ended December 31, 2011 with a yield of .36% from $184.3 million with a yield of .58% for the year ended December 31, 2010 a decrease of 22 basis points. Because of the Company’s increase in liquidity and the reinvestment of its bond portfolio the Company’s net interest margin fell from 4.30% at December 31, 2010 to 3.83% at December 31, 2011.

Interest expense decreased $288,363 or 27.04% to $778,028 for the year ended December 31, 2011, from $1,006,391 for the year ended December 31, 2010. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. One of the provisions under this law is for the Federal Deposit Insurance Corporation (FDIC) to provide unlimited federal deposit insurance for non-interest-bearing demand transaction accounts. The Company’s non-interest bearing demand accounts increased $13,333,379 or 23.44%% from $56,884,235 at December 31, 2010 to $70,217,614 at December 31, 2011. In addition interest rates remain at historically low rates resulting in lower rates paid on deposits as well as lower rates paid on short term borrowings.

The provision for loan losses is a charge to earnings in a given period to maintain the Allowance for Loan Losses at an adequate level. Provision for loan losses decreased $190,000 or 28.36% to $480,000 for the year ended December 31, 2011 from $670,000 for the year ended December 31, 2010. The Allowance for Loan Losses represents an amount which management believes will be adequate to absorb probable losses on existing loans that may become uncollectible. Management’s judgment as to the adequacy of the Allowance for Loan Losses is based on numerous assumptions about current events, which Management believes to be reasonable, but which may or may not be valid. Management’s determination of the allowance of loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix and size of the Company’s overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, the Company’s historical loan loss experience, and a review of specific problem loans. Recognized losses are charged to the allowance with subsequent recoveries added back.

The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The Company had $558,267 in unallocated reserves at December 31, 2011 as compared to $1,061,859 at December 31, 2010. Management believes this amount is appropriate and properly supported through the environmental factors of its Allowance for Loan Losses.

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

During 2011, the Company recorded net charge-offs of $311,703 as compared to net charge-offs of $758,408 in 2010. Impaired loans at December 31, 2011 totaled $7,417,892 an increase of 108.40% over total impaired loans of $3,559,528 at December 31, 2010. Impaired loans include non accrual loans of $923,671 at December 31, 2011 and $945,328 at December 31, 2010, and two restructured loans totaling $491,153 at December 31, 2011. There was one restructured loan of $153,015 at December 31, 2010. There was one loan at December 31, 2011 over 90 days past due that was still accruing interest and no loans over 90 days past due that were still accruing interest at December 31, 2010.

Non-interest income decreased $285,740 from $2,063,697 for the year ended December 31, 2010 to $1,777,957 for the year ended December 31, 2011. This decrease was primarily due to the decrease in mortgage banking income of $329,619 or 32.82%. Loan origination fees and the service release premiums decreased as the Company originated 61 fewer mortgage loans for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The Company originated 281 mortgage loans in 2011 compared to 342 in 2010. Service charges, fees and commissions decreased $83,700 to $946,518 at December 31, 2011 from $1,030,218 at December 31, 2010. This decrease is primarily due to a decrease in credit card fees. The Company changed to a merchant service provider that pays on a quarterly basis as compared to a monthly basis in 2010. In addition, the Company receives a lower rate from the merchant provider. The merchant service provider assumes all liabilities. Credit card fees decreased $77,127 or 58.47% for the year ended December 31, 2011. The Company realized a gain of $124,672 on the sale of $18,000,000 in US Treasury Notes in 2011.

Non-interest expenses increased $261,721 or 3.27% to $8,260,266 for the year ended December 31, 2011 from $7,998,545 for the year ended December 31, 2010. This increase is primarily due to an increase of $174,677 in salaries and employee benefits. Salaries and wages increased due to the hiring of a new commercial loan officer and annual merit increases. The Company also experienced an increase in other operating expenses with data processing fees increasing $95,524 due to the addition of remote capture and eCorp (online banking for corporations). As additional customers sign up for eCorp and remote deposit capture the Company’s data processing fees increase. Fees paid to the FDIC decreased $115,502 from $333,817 for the year ended December 31, 2010 to $218,315 for the year ended December 31, 2011 due to a decrease in the rate used to calculate the assessment. The Company also realized a loss of $63,273 on the sale of Other Real Estate Owned for the year ended December 31, 2011, as compared to a loss of $13,347 for the year ended December 31, 2010.

Income tax expense decreased 2.64% to $1,347,949 at December 31, 2011 from $1,384,431 at December 31, 2010. The Company’s effective tax rate was approximately 29.71% for the year ended December 31, 2011 compared to 30.80% for the year ended December 31, 2010.

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

Net interest income increased $764,172 or 7.39% to $11,099,792 for the year ended December 31, 2010 from $10,335,620 for the year ended December 31, 2009. Total interest and fee income increased $494,234 or 4.23% to $12,166,183 for the year ended December 31, 2010 from $11,671,949 for the year ended December 31, 2009. Interest and fees on loans increased $539,037 or 5.31% to $10,693,501 from $10,154,464 for the years ended December 31, 2010 and 2009, respectively. This increase was due to an increase of $10,075,000 in average loans from $202,885,118 for the year ended December 31, 2009 to $212,960,118 for the year ended December 31, 2010. Improved pricing on the Company’s loan portfolio also contributed to this increase. Interest and dividends on investment securities decreased $44,176 or 2.94% from $1,503,907 to $1,459,731 for the years ended December 31, 2009 and 2010, respectively. This decrease was primarily due to $6,000,000 in investment securities maturing during 2010 and being re-invested at lower rates. The Company has $9,000,000 in investment securities that will mature at various times in 2011 and with no improvement in interest rates expected in the near future, these investments will be re-invested also at significantly lower rates. Average interest earning assets increased $9,944,006 to $258,041,210 with a yield of 4.71% for the year ended December 31, 2010 from $248,097,204 at the year ended December 31, 2009. In addition to the increase in average loans mentioned above, average investments securities available for sale increased from $37,325,137 with a yield of 4.03% for the year ended December 31, 2009 to $37,410,074 with a yield of 3.90% at December 31, 2010.

Average interest bearing liabilities increased $5,176,898 to $184,291,466 for the year ended December 31, 2010 from $179,114,568 at December 31, 2009. The yield on average interest bearing liabilities decreased 17 basis points from .75% in 2009 to .58% in 2010. The increase in average interest bearing liabilities was less than the increase in average interest bearing assets which resulted in an increase in net average assets thereby contributing to the increase in the net interest margin from 4.17% in 2009 to 4.30% in 2010.

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

The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. The Company had $1,061,859 in unallocated reserves at December 31, 2010 as compared to $1,315,138 at December 31, 2009. This decrease is the result of the ongoing economic downturn experienced throughout the market and the nation resulting in a decrease in loan demand and total outstanding loans. Management believes this amount is appropriate and properly supported through the environmental factors of its Allowance for Loan Losses. Although specific percentages have been assigned to these factors, the effects of the duration of a high or low factor are much more difficult to quantify. Accordingly, Management believes that in this credit cycle, it is prudent to keep this level of unallocated reserves and that doing so is both consistent and appropriate for its Allowance for Loan Loss methodology.

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

Non-interest income decreased $200,359 from $2,264,056 for the year ended December 31, 2009 to $2,063,697 for the year ended December 31, 2010. This decrease was primarily due to the decrease in mortgage banking income as well as the difference of recognizing a gain on the sale of securities of $180,071 in 2009 with no gain or loss recognized in 2010. Loan origination fees and the service release premiums decreased as the Company originated 83 fewer mortgage loans for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The Company originated 342 mortgage loans in 2010 compared to 425 in 2009.

Non-interest expenses increased $397,840 or 5.23% to $7,998,545 for the year ended December 31, 2010 from $7,600,705 for the year ended December 31, 2009. This increase is primarily due to an increase in salaries and employee benefits. Salaries and wages increased due to annual merit increases. In addition the Board of Directors increased the monthly contribution to the ESOP from $10,000 in 2009 to $20,000 in 2010. Net occupancy expense also increased $36,242 or 2.83% to $1,316,986 for the year ended December 31, 2010 as compared to $1,280,744 for the year ended December 31, 2009. During 2010 the Company moved its Mortgage Department from its main banking house at 256 Meeting Street to a new office on Morrison Drive in Charleston, SC. This move resulted in an increase in rental expense of $2,000 a month as well as an increase in utilities. The Company also saw an increase in other operating expenses with data processing fees increasing $60,681 due to the addition of remote capture and eCorp (online banking for corporations). Fees paid to the FDIC decreased $113,011 from $446,829 for the year ended December 31, 2009 to $333,817 for the year ended December 31, 2010.

Income tax expense increased 82.13% to $1,384,431 at December 31, 2010 from $760,117 at December 31, 2009, due to an increase in income before taxes, primarily as the result of a decrease of $1,699,000 in the provision for the Allowance for Loan Losses. The Company’s effective tax rate was approximately 30.80% for the year ended December 31, 2010 compared to 28.90% for the year ended December 31, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

ASSET AND LIABILITY MANAGEMENT

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. At year end 2011, total assets were $334,028,769 an increase of 19.07% from year end 2010, total deposits were $301,127,515, an increase of 20.24% from the end of the previous year, while short-term borrowings, consisting of Demand Notes Issued to U.S. Treasury, decreased $767,497 or 100.00% at December 31, 2011. (See “Short Term Borrowings” for further discussion)

At December 31, 2011, approximately 98.30% of the Company’s assets were earning assets composed of U.S. Treasury, Government Sponsored Enterprises and Municipal Securities in the amount of $59,552,160, interest bearing deposits in other banks in the amount of $47,504,282 and total loans including mortgage loans held for sale in the amount of $221,287,699.

The yield on a majority of the Company’s earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company’s liabilities are issued with fixed terms and can be repriced only at maturity. The Bank’s net interest margin decreased 11 basis points from 5.24% at December 31, 2006 to 5.13% at December 31, 2007 due to a decrease in interest rates and a decrease in loan growth. During the year ended December 31, 2008 the net interest margin decreased from 5.13% at December 31, 2007 to 4.71%. The net interest margin was 4.17% and 4.30% at December 31, 2009 and 2010, respectively, decreasing to 3.83% at December 31, 2011.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. For the Company, this risk is constituted primarily of interest rate risk in its lending and investing activities as they relate to their funding by deposit and borrowing activities.

The Bank’s policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities and to attempt to maintain an asset sensitive position over a 6 month period. By adhering to this policy, Management anticipates that the Bank’s net interest margins will not be materially affected unless there is a extraordinary precipitous drop in interest rates. The average net interest rate spread for 2011 decreased to 3.72% from 4.14% for 2010 and the average net interest margin for 2011 decreased to 3.83% from 4.30% for 2010. Management will continue to monitor its asset sensitive position.

Since the rates on most of the Bank’s interest bearing liabilities can vary on a daily basis, Management continues to maintain a loan portfolio priced predominately on a variable rate basis; however, in an effort to protect future earnings in a declining rate environment, the Bank offers certain fixed rates, interest rate floors, and terms primarily associated with real estate transactions. The Bank seeks stable, long-term deposit relationships to fund its loan portfolio. The Bank does not have any Brokered Deposits or Internet Deposits.

At December 31, 2011, the average maturity of the investment portfolio was 5 years 5.28 months with an average yield of 2.45% compared to 5 years 6.91 months with an average yield of 3.46% at December 31, 2010. Although there is greater market risk with maturity extension, Management feels that the core deposit base minimizes the need to sell securities, and the maturity extension of the investment portfolio improves the yield on the portfolio.

The Company does not take foreign exchange or commodity risks. In addition the Company does not own mortgage-backed securities, nor does it have any exposure to the sub-prime market or any other distressed debt instruments.

The following table summarizes the Bank’s interest sensitivity position as of December 31, 2011:

		Less	3 Months to Less	6 Months to Less	1 Year to Less	5 years		Estimated
Earning Assets		Than 3	Than 6	Than 1	Than 5	or		Fair
(in 000’s)	1 Day	Months	Months	Year	Years	More	Total	Value

Loans (1)	$151,575	$16,141	$12,810	$13,100	$27,559	$103	$221,288	$222,240
Investment securities (2)	-	455	3,135	155	30,306	22,305	56,356	59,552
Short term investments	47,504	-	-	-	-	-	47,504	47,504
Federal funds sold	-	-	-	-	-	-	-	-
Total	$199,079	$16,596	$15,945	$13,255	$57,865	$22,408	$325,148	$329,296
Interest Bearing Liabilities (in 000’s)

CD’s and other time deposits 100,000 and over	$-	$14,371	$9,626	$14,325	$317	$-	$38,639	$39,290
CD’s and other time deposits under 100,000	-	6,351	5,141	5,256	602	67	17,417	17,469
Money market and interest bearing demand accounts	161,185	-	-	-	-	-	161,185	161,185
Savings	14,211	-	-	-	-	-	14,211	14,211
Short term borrowings	-	-	-	-	-	-	-	-

	$175,396	$20,722	$14,767	$19,581	$919	$67	$231,452	$232,155

Net	$23,683	$(4,126)	$1,178	$(6,326)	$56,946	$22,341	$93,696	$97,141
Cumulative		$19,557	$20,735	$14,409	$71,355	$93,696

(1)	Including mortgage loans held for sale.
(2)	At amortized cost

LIQUIDITY

Historically, the Company has maintained its liquidity at levels believed by Management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets. The following table summarizes future contractual obligations as of December 31, 2011:

	Payment Due by Period
	Total	Less than 1 Year	1-5 Years	After 5 Years
Contractual Obligations (in 000’s)
Time deposits	$56,055	$55,069	$919	$67
Short-term borrowings	-	-	-	-
Operating leases	10,347	548	2,194	7,605
Total contractual cash obligations	$66,402	$55,617	$3,113	$7,672

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

Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity for the Company. At December 31, 2011, the Bank had unused short-term lines of credit totaling approximately $21,000,000 (which can be withdrawn at the lender’s option). Additional sources of funds available to the Company for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale. In order to establish a secondary source of liquidity, the Company established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window up to $61,527,194 at December 31, 2011. The Company has also pledged Municipal Securities with a market value of $1,025,042 to the Federal Reserve Discount Window. In addition, in 2009 the Company borrowed $7,500,000 from the Federal Reserve Bank’s Term Auction Facility (TAF) at a rate of .25% for a term of forty-two days. The Board of Governor’s of the Federal Reserve System established this program to allow depository institutions to place a bid for an advance from its local Federal Reserve Bank at a fixed interest rate determined via centralized single-price auction. This loan was paid off by the Company on April 8, 2010.

Composition of Average Assets

	2011	2010	2009	2008	2007

Loans (1)	$212,960,987	$212,960,118	$202,885,118	$165,905,847	$162,006,962
Investment securities available for sale	52,289,136	37,410,074	37,325,137	37,210,126	38,810,306
Federal funds sold and other investments	35,378,767	7,671,018	7,886,949	15,791,080	23,349,995
Non-earning assets	7,880,828	8,020,094	9,098,096	10,080,636	11,851,922

Total average assets	$308,509,718	$266,061,304	$257,195,300	$228,987,689	$236,019,185

(1) Including mortgage loans held for sale

Average earning assets increased by $42,448,414 from 2010 to 2011. This increase was primarily due to a $14,879,062 increase in average available for sale securities and a $26,975,490 increase in average other short term investments.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates:

	2011 vs. 2010			2010 vs. 2009			2009 vs. 2008
			Net Dollar			Net Dollar			Net Dollar
	Volume	Rate	Change (1)	Volume	Rate	Change (1)	Volume	Rate	Change (1)
Loans (2)	$44	$194,164	$194,208	$505,801	$33,236	$539,037	$2,045,844	$(2,110,432)	$(64,588)
Investment securities available for sale	471,180	(621,168)	(149,988)	3,415	(47,591)	(44,176)	4,959	(110,125)	(105,166)
Federal funds sold and and other investments	25,185	42,016	67,201	(471)	(157)	(628)	(108,136)	(196,981)	(305,117)
Interest Income	$496,409	$(384,988)	$111,421	$508,746	$(14,512)	$494,233	$1,942,667	$(2,417,538)	$(474,871)
Interest-bearing transaction accounts	$44,166	$(76,630)	$(32,464)	$9,831	$(30,786)	$(20,955)	$51,505	$(387,556)	$(336,051)
Savings	3,334	(6,984)	(3,650)	4,751	(3,251)	1,500	2,484	(34,835)	(32,351)
Time deposits	64,524	(307,755)	(243,231)	2,486	(247,677)	(245,191)	416,787	(596,021)	(179,234)
Federal funds purchased	(1,298)	(1,298)	(2,596)	116	(1,709)	(1,593)	4,200	(74)	4,126
Demand notes issued to U.S. Treasury	(3,211)	(3,211)	(6,422)	-	-	-	(1,801)	(7,258)	(9,059)
Term auction facility	-	-	-	(6,082)	2,383	(3,699)	10,120	-	10,120
Interest expense	$107,515	$(395,878)	$(288,363)	$11,102	$(281,040)	$(269,938)	$483,295	$(1,025,744)	$(542,449)

Increase (decrease) in net interest income			$399,784			$764,171			$67,578

(1)      Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.
(2)      Including mortgage loans held for sale

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

	2011			2010			2009
		Interest	Average		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate (1)	Balance	Earned	Rate (1)	Balance	Earned	Rate (1)

Interest-Earning
Assets
Loans (2)	$212,960,987	$10,887,709	5.11%	$212,960,118	$10,693,501	5.02%	$202,885,118	$10,154,464	5.01%
Investment securities available for sale	52,289,136	1,309,743	2.50%	37,410,074	1,459,731	3.90%	37,325,137	1,503,907	4.03%
Federal funds sold	7,578,169	12,562	0.17%	6,845,910	12,918	0.19%	7,095,852	13,520	0.19%
Other Investments	27,800,598	67,590	0.24%	825,108	33	0.00%	791,097	58	.01%
Total earning assets	$300,628,890	$12,277,604	4.08%	$258,041,210	$12,166,183	4.71%	$248,097,204	$11,671,949	4.70%

Interest-Bearing
Liabilities:
Interest bearing transaction accounts	$141,354,076	$175,519	0.12%	$113,363,097	$207,983	0.18%	$108,542,471	$228,938	0.21%
Savings	13,436,769	19,199	0.14%	11,557,910	22,849	0.20%	9,289,183	21,350	0.23%
Time deposits	61,064,079	583,310	0.96%	56,346,883	826,541	1.47%	56,216,166	1,071,731	1.91%
Federal funds purchased	-	-	0.00%	592,260	2,596	0.44%	575,890	4,190	0.73%
Demand notes issued to U.S. Treasury	-	-	0.00%	438,165	-	0.00%	442,913	-	0.00%
Term auction facility	480,644	-	0.00%	1,993,151	6,421	0.32%	4,047,945	10,120	0.25%
Total interest bearing liabilities	$216,335,568	$778,028	0.36%	$184,291,466	$1,066,390	0.58%	$179,114,568	$1,336,329	0.75%
Net interest spread			3.72%			4.14%			3.96%
Net interest margin			3.83%			4.30%			4.17%
Net interest income		$11,499,576			$11,099,793			$10,335,620

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis.
(2)	Average loan balances include non-accrual loans and mortgage loans held for sale.

INVESTMENT PORTFOLIO

The following is a schedule of the Bank’s investment portfolio as of December 31, 2011, December 31, 2010, and December 31, 2009:

	DECEMBER 31, 2011
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,153,299	$157,483	$-	$6,310,782
Government-Sponsored Enterprises	18,100,730	333,387	-	18,434,117
Municipal Securities	32,101,781	2,706,597	1,117	34,807,261

Total	$56,355,810	$3,197,467	$1,117	$59,552,160

	DECEMBER 31, 2010
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$9,055,078	$8,784	$40,425	$9,023,437
Government-Sponsored Enterprises	6,013,897	86,648	-	6,100,545
Municipal Securities	23,913,091	577,462	234,922	24,255,631

Total	$38,982,066	$672,894	$275,347	$39,379,613

	DECEMBER 31, 2009
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Bills	$2,981,338	$137,256	$-	$3,118,594
Government-Sponsored Enterprises	12,026,844	514,975	-	12,541,819
Municipal Securities	20,615,647	675,572	89,287	21,201,932

Total	$35,623,829	$1,327,803	$89,287	$36,862,345

The Bank’s investment portfolio had a weighted average yield of 2.45%, 3.46% and 4.14% for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011 there were three Municipal Securities with an unrealized loss of $1,117, as compared to two US Treasury Notes with an unrealized loss of $40,425 and fourteen Municipal Securities with an unrealized loss of $234,922 at December 31, 2010. These investments are not considered other-than-temporarily impaired. The Company has the ability and the intent to hold these investments until a market price recovery or maturity. The unrealized losses on these investments were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

LOAN PORTFOLIO COMPOSITION

The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets. At December 31, 2011, outstanding loans (plus deferred loan fees of $59,163) totaled $213,709,112, which equaled 70.97% of total deposits and 63.98% of total assets. Substantially all loans were to borrowers located in the Company’s market area in the counties of Charleston, Dorchester and Berkeley in South Carolina.

Because lending activities comprise such a significant source of revenue, the Company’s main objective is to adhere to sound lending practices. Every credit with over $100,000 in exposure is summarized by the Company’s Credit Department and reviewed by the Loan Committee on a monthly basis. The Board of Directors reviews credit over $500,000 monthly with an annual credit analysis conducted on these borrowers upon the receipt of updated financial information. Prior to any extension of credit, every significant commercial loan goes through sound credit underwriting. The Credit Department conducts detailed cash flow analysis on each proposal using the most current financial information.

The following is a schedule of the Bank’s loan portfolio, excluding mortgage loans and deferred loan fees, as of December 31, 2011, as compared to December 31, 2010, 2009, 2008 and 2007:

	Book Value (in 000’s)
Type	2011	2010	2009	2008	2007
Commercial and industrial loans	$55,836	$52,216	$48,719	$46,840	$51,443
Real estate loans	152,665	149,710	158,961	127,405	98,738
Loans to individuals for household, family and other personal expenditures	4,928	5,868	6,036	5,667	5,507
All other loans (including overdrafts)	221	214	179	226	709
Total Loans (excluding unearned income)	$213,650	$208,008	$213,895	$180,138	$156,397

The Bank had no foreign loans or loans to fund leveraged buyouts (LBO’s) during 2011, 2010, 2009, 2008, or 2007.

The following table presents the contractual terms to maturity for loans outstanding at December 31, 2011. Demand loans, loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include an estimate of prepayments, which can significantly affect the average life of loans and may cause the Company’s actual principal experience to differ from that shown.

	SELECTED LOAN MATURITY (IN 000’S)
	One year or less	Over one but less than five years	Over five years	Total

Type
Commercial and industrial loans	$30,168	$22,635	$3,033	$55,836
Real estate loans	44,568	60,009	48,088	152,665
Loans to individuals for household, family and other personal expenditures	2,311	2,551	66	4,928
All other loans (including overdrafts)	60	61	100	221
Total Loans (excluding unearned income)	$77,107	$85,256	$51,287	$213,650

IMPAIRED LOANS

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with Accounting Standards Codification (ASC) 310-10 “Accounting by Creditors for Impairment of a loan”. All loans placed on non-accrual status are classified as impaired. However, not all impaired loans are on non-accrual status.

The Bank had impaired loans totaling $7,417,892 as of December 31, 2011 compared to $3,559,528, $2,502,202, $1,802,291, and $882,269, as of December 31, 2010, 2009, 2008, and 2007, respectively. The impaired loans include non-accrual loans with balances at December 31, 2011, 2010, 2009, 2008, and 2007 of $923,671, $945,328, $627,373, $75,486, and $761,748, respectively. The Bank had two restructured loans (“TDR”) totaling $491,153 one restructured loan at December 31, 2010 of $153,015, no restructured loans for the years ended December 31, 2009 or 2008, respectively, and one restructured loan at December 31, 2007, in the amount of $10,567. According to Generally Accepted Accounting Principals (GAAP), the Company is required to account for certain loan modifications or restructuring as a troubled debt restructuring (“TDR”). In general, the modification or restructuring of a debt is considered a TDR if the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.

TROUBLED DEBT RESTRUCTURING

According to GAAP, the Company is required to account for certain loan modifications or restructuring as a troubled debt restructuring. In general, the modification or restructuring of a debt is considered a TDR if the Company, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that the Company would not otherwise consider. The Bank had two restructured loans (“TDR”) in the amount of $491,153 at December 31, 2011, one restructured loan at December 31, 2010 of $153,015, no restructured loans for the years ended December 31, 2009 or 2008, respectively, and one restructured loan at December 31, 2007, in the amount of $10,567.

Management does not know of any potential problem loans, which will not meet their contractual obligations that are not otherwise discussed herein.

OTHER REAL ESTATE OWNED

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When the property is acquired, it is recorded at the fair value of the property less selling costs. Other real estate owned at December 31, 2010 was $659,492. The Company sold its other real estate owned during the year ended December 31, 2011 for a loss of $63,273. The Company had no other real estate owned at December 31, 2011.

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

Loans are reviewed for impairment which is measured in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, yet does not apply to large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the present value of the future cash flow discounted at the loan’s effective interest rate, or, alternatively the fair value of the collateral if the loan is collateral dependent. An impaired loan may not represent an expected loss.

A general reserve analysis is performed on all loans, excluding impaired loans, based on FASB ASC 450-20. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. The three year historical loss percentage was .311% and .317% at December 31, 2011 and December 31, 2010, respectively.

Qualitative and environmental factors include external risk factors that Management believes are representative of the overall lending environment of the Company. Management believes that the following factors create a more comprehensive system of controls in which the Company can monitor the quality of the loan portfolio.

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

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans and overmargined real estate lending. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Although the aggregate total of classified loans has increased, management is confident in the adequacy of the sources of repayment and this increase reflects sound credit management. Sizable unsecured principal balances on a non-amortizing basis are monitored. Within the portfolio risk factor the Company elected to increase the risk percentage for “trend in volume and term of loan”. In addition the Company elected to increase the risk percentage for “over margined real estate lending risk”. Although the vast majority of the Company’s real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to the Company’s ability to realize on the collateral. Given the contraction in real estate values, the Company closely monitors its loan to value. The Company amended its Loan Policy to reduce the collateral advance rate from 85% to 80% on all real estate transactions, with the exception of raw land at 65% and land development at 70%.

Occasionally, the Company extends credit beyond its normal collateral advance margins in real estate lending. Although infrequent, the aggregate of these loans represent a notable part of the Company’s portfolio. Accordingly these loans are monitored and the balances reported to the Board every quarter. An excessive level of this practice could result in additional examiner scrutiny, competitive disadvantages and potential losses if forced to convert the collateral. The consideration of overmargined real estate loans directly relates to the capacity of the borrower to repay. Management often requests additional collateral to bring the loan to value ratio within the policy guidelines and also requires a strong secondary source of repayment in addition to the primary source of repayment.

Although significantly under the threshold of 100% of capital (currently approximately $32 million), the Company’s list and number of over margined real estate loans currently totals approximately $16,723,105 or approximately 7.56% of its loan portfolio. This increase in over margined real estate is largely a result of the significant decrease in real estate values evidenced by new appraisals commissioned by the Company.

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

National and local economic trends and conditions are constantly changing and result in both positive and negative impact on borrowers. Most macroeconomic conditions are not controllable by the Company and are incorporated into the qualitative risk factors. Natural and environmental disasters, wars and the recent fallout of the subprime lending market as well as problems in the traditional mortgage market are a few of the trends and conditions that are currently affecting the Company’s national and local economy. Changes in the national and local economy have impacted borrowers’ ability, in many cases, to repay loans in a timely manner. On occasion a loan’s primary source of repayment (i.e., personal income, cash flow, or lease income) may be eroded as a result of unemployment, lack of revenues, or the inability of a tenant to make rent payments.

The quality of the Company’s loan portfolio is contingent upon its risk selection and underwriting practices. Every credit with over $100,000 in exposure is summarized by the Bank’s Credit Department and reviewed by the Loan Committee on a monthly basis. The Board of Directors reviews credits over $500,000 monthly with an annual credit analysis conducted on these borrower’s upon the receipt of updated financial information. Prior to any extension of credit, every significant commercial loan goes through sound credit underwriting. The Credit Department conducts detailed cash flow analysis on each proposal using the most current financial information. Relevant trends and ratios are evaluated.

The Company has over 350 years of lending management experience among twelve members of its lending staff all of whom have been with the Company at least six years. Additionally, the Company has added four lenders in the last two years. Each branch has an Advisory Board comprised of business and community leaders from the specific branch’s market area. Management meets with these boards quarterly to discuss the trends and conditions in each respective market. Management is aware of the many challenges currently facing the banking industry. Assessing banks to replenish the insurance fund and its corresponding impact on bank profits, increased regulatory scrutiny on lending practices, and pending changes in deposit and or funding source type and mix, continue to impact the Company’s environment. As other banks look to increase earnings in the short term, the Company will continue to emphasize the need to maintain its sound lending practices and core deposit growth.

There has been an influx of new banks over the last several years within the Company’s geographic area. This increase has decreased the local industry’s overall margins as a result of pricing competition. Management believes that the borrowing base of the Company is well established and therefore unsound price competition is not necessary.

The risk associated with the effects of changes in credit concentration includes loan concentration, geographic concentration and regulatory concentration.

As of December 31, 2011, there were only four Standard Industrial Code groups that comprised more than three percent of the Bank’s total outstanding loans. The four groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, and legal services.

The Company is located along the coast and on an earthquake fault, increasing the chances that a natural disaster may impact the Company and its borrowers. The Company has a Disaster Recovery Plan in place; however, the amount of time it would take for its customers to return to normal operations is unknown.

Loan and credit administration risk includes collateral documentation, insurance risk and maintaining financial information risk.

The majority of the Company’s loan portfolio is collateralized with a variety of its borrower’s assets. The execution and monitoring of the documentation to properly secure the loan is the responsibility of the Company’s lenders and Loan Department. The Company requires insurance coverage naming the Company as the mortgagee or loss payee. Although insurance risk is also considered collateral documentation risk, the actual coverage, amounts of coverage and increased deductibles are important to Management.

Risk includes a function of time during which the borrower’s financial condition may change; therefore, keeping financial information up to date is important to the Company. The policy of the Company is that all new loans, regardless of the customer’s history with the Company, should have updated financial information. In addition the Company is monitoring appraisals closely as real estate values continue to decline.

Based on the evaluation described above, the Company recorded a provision for loan loss of $480,000 for the year ended December 31, 2011 compared to $670,000 for the year ended December 31, 2010. At December 31, 2011 the three year average loss ratios were: .559% Commercial, .854% Consumer, .493% 1-4 Residential, .000% Real Estate Construction and .106% Real Estate Mortgage. The three year historical loss ratio used at December 31, 2011 was .311% compared to .317% at December 31, 2010.

During the year ended December 31, 2011 charge-offs of $383,714 and recoveries of $72,010 were recorded to the Allowance for Loan Losses, resulting in an Allowance for Loan Losses of $3,106,884 or 1.40% of total loans at December 31, 2011, compared to charge-offs of $778,820 and recoveries of $20,411 resulting in an Allowance for Loan Losses of $2,938,588 or 1.38% of total loans at December 31, 2010.

The Company had impaired loans totaling $7,417,892 as of December 31, 2011 compared to $3,559,528 at December 31, 2010. The impaired loans include non-accrual loans with balances at December 31, 2011, and 2010, of $923,671 and $945,328, respectively. The Bank had two restructured (“TDR”) loans at December 31, 2011, and one restructured loans for the year ended December 31, 2010. According to GAAP, the Company is required to account for certain loan modifications or restructuring as a troubled debt restructuring. In general, the modification or restructuring of a debt is considered a TDR if the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. At December 31, 2011 the two restructured loans had an aggregate balance of $491,153. The one restructured loan at December 31, 2010 had an aggregate balance of $153,015. Included in the impaired loans at December 31, 2011, is one credit totaling $2,619,954 which is secured by a first mortgage. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of 6 months, they are reviewed individually by management to determine if they should be returned to accrual status. There was one loan over 90 days past due still accruing interest as of December 31, 2011 and no loans over 90 days past due still accruing interest as of December 31, 2010.

Net charge-offs for the year ended December 31, 2011, were $311,704 as compared to net charge-offs of $758,409 for the year ended December 31, 2010. Although uncertainty in the economic outlook still exists, management believes loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The following table represents the net charge-offs by loan type.

Net charge-offs
	December 31, 2011	December 31, 2010
Commercial Loans	$24,719	$(402,651)
Commercial Real Estate	(274,565)	(15,872)
Consumer real estate	(61,858)	(54,757)
Consumer other	-	(285,129)
Total	$(311,704)	$(758,409)

The Company had $558,267, in unallocated reserves at December 31, 2011 related to other inherent risk in the portfolio compared to unallocated reserves of $1,061,859 at December 31, 2010. Management believes this amount is appropriate and properly supported through the environmental factors of its Allowance for Loan Losses. Management believes the Allowance for Loan Losses at December 31, 2011, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the Allowance for Loan Losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. No provision was recorded during 2011 or 2010 resulting in no change to the balance of $20,825.

			DEPOSITS

			3 Months	6 Months	1 Year
(in 000’s)	1 Day	Less Than 3 Months	to Less Than 6 Months	to Less Than 1 Year	to Less Than 5 Years	5 years or More	Total

CD’s and other time deposits 100,000 and over	$-	14,371	$9,626	$14,325	$317	$-	$38,639

CD's and other time deposits under 100,000	$-	6,351	$5,141	$5,256	$602	$67	$17,417

Certificates of Deposit $100,000 and over decreased $6,884,752 or 15.12% for the year ended December 31, 2011, from $45,523,280 at December 31, 2010. This decrease is primarily due to one customer with various Certificates of Deposit totaling $6.1 million redeeming upon maturity. The customer established this relationship with the intent of using the funds on a development project upon maturity.

The Bank funds its growth through core deposits and does not rely on Brokered Deposits or Internet Deposits as a source to do so.

SHORT-TERM BORROWINGS

The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $1,000,000 at December 31, 2011 and 2010 under the arrangement at an interest rate set by the Federal Reserve. The note is secured by Government Sponsored Enterprise Securities with a market value of $1,025,042 at December 31, 2011. There was no outstanding balance under this note at December 31, 2011 and a balance of $767,497 at December 31, 2010. At December 31, 2011, the Company had no outstanding federal funds purchased with the option to borrow $21,000,000 on short term lines of credit. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement the Company may borrow up to $61,527,194. The Company established this arrangement as a secondary source of liquidity. In addition, at December 31, 2009 the Company had a loan of $7,500,000 from the Federal Reserve Bank’s Term Auction Facility (TAF) at a rate of .25% for a term of 42 days. This loan was paid off by the Company on April 8, 2010. On December 30, 2011, the Federal Reserve Bank eliminated retained electronic tax deposits. As a result the electronic tax deposits will no longer be deposited into the Company’s TT&L main account balance.

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

The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below. The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At December 31, 2011 and 2010 the balance of this reserve was $20,825. At December 31, 2011 and 2010, the Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $47,629,822 and $44,016,496 at December 31, 2011 and 2010 respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2011 and 2010 was $875,679 and $532,613, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. The fair value of these commitments was not significant at December 31, 2011 and 2010. The Company had forward sales commitments, totaling $7,578,587 at December 31, 2011, to sell loans held for sale of $7,578,587. At December 31, 2010, the Company had forward sales commitments of $5,908,316. The fair value of these commitments was not significant at December 31, 2011 or 2010. The Company has no embedded derivative instruments requiring separate accounting treatment.

Once the Company sells certain fixed rate residential loans, the loans are no longer reportable on the Company’s balance sheet. With most of these sales, the Company has an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to six months with unlimited recourse as a result of fraud. The unpaid principal balance of loans sold with recourse was $28,596,000 at December 31, 2011 and $17,403,000 at December 31, 2010. For the year ended December 31, 2011 no loans were repurchased with two loans repurchased in 2010.

EFFECT OF INFLATION AND CHANGING PRICES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars without consideration of changes in the relative purchasing power over time due to inflation.

Unlike most other industries, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than do the effects of general levels of inflation and changes in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The Company strives to manage the relationship between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Company’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for a total shareholders’ equity at December 31, 2011, of $31,993,869. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The risk based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at December 31, 2011, for the Bank was 13.41% and 13.20% at December 31, 2010. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of December 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2011 and 2010, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Bank of South Carolina Corporation and subsidiary
Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and subsidiary at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Charleston, South Carolina
February 23, 2012

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2011	2010
ASSETS
Cash and due from banks	$4,559,194	$4,697,450
Interest bearing deposits in other banks	47,504,282	715,231
Federal funds sold	—	19,018,104
Investment securities available for sale (amortized cost of $56,355,810 and $38,982,066 in 2011 and 2010, respectively)	59,552,160	39,379,613
Mortgage loans to be sold	7,578,587	5,908,316
Loans	213,709,112	208,025,664
Less: Allowance for loans losses	(3,106,884)	(2,938,588)
Net loans	210,602,228	205,087,076
Premises, equipment and leasehold improvements, net	2,611,965	2,436,526
Other real estate owned	—	659,492
Accrued interest receivable	1,147,216	1,054,791
Other assets	473,137	1,564,668

Total assets	$334,028,769	$280,521,267

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$70,217,614	$56,884,235
Interest bearing demand	64,350,891	50,394,101
Money market accounts	96,292,414	68,007,823
Certificates of deposit $100,000 and over	38,638,528	45,523,280
Other time deposits	17,416,840	17,760,278
Other savings deposits	14,211,228	11,867,258
Total deposits	301,127,515	250,436,975

Short-term borrowings	—	767,497
Accrued interest payable and other liabilities	907,385	597,913
Total liabilities	$302,034,900	$251,802,385

Shareholders’ equity

Common stock-no par 12,000,000 shares authorized; Issued 4,664,391 shares at December 31, 2011 and 4,649,317 at December 31, 2010; Shares outstanding 4,444,940 at December 31, 2011 and 4,429,866 at December 31, 2010	—	—
Additional paid in capital	$28,390,929	$28,202,939
Retained earnings	3,491,678	2,167,927

Treasury stock; 219,451 at December 31, 2011 and 2010	(1,902,439)	(1,902,439)
Accumulated other comprehensive income, net of income taxes	2,013,701	250,455
Total shareholder’s equity	$31,993,869	$28,718,882

Total liabilities and shareholders’ equity	$334,028,769	$280,521,267

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Interest and fee income
Interest and fees on loans	$10,887,709	$10,693,501	$10,154,464
Interest and dividends on investment securities	1,309,743	1,459,731	1,503,907
Other interest income	80,152	12,951	13,578
Total interest and fee income	12,277,604	12,166,183	11,671,949

Interest expense
Interest on deposits	778,028	1,057,373	1,322,019
Interest on short-term borrowings	—	9,018	14,310
Total interest expense	778,028	1,066,391	1,336,329

Net interest income	11,499,576	11,099,792	10,335,620
Provision for loan losses	480,000	670,000	2,369,000
Net interest income after provision for loan losses	11,019,576	10,429,792	7,966,620

Other income
Service charges, fees and commissions	946,518	1,030,218	1,037,056
Mortgage banking income	674,705	1,004,324	1,020,373
Other non-interest income	32,062	29,155	26,556
Gain on sale of securities	124,672	—	180,071
Total other income	1,777,957	2,063,697	2,264,056

Other expense
Salaries and employee benefits	4,742,772	4,568,095	4,242,913
Net occupancy expense	1,340,227	1,316,986	1,280,744
Loss on other real estate owned	63,273	13,347	—
Other operating expenses	2,113,994	2,100,117	2,077,048
Total other expenses	8,260,266	7,998,545	7,600,705

Income before income tax expense	4,537,267	4,494,944	2,629,971
Income tax expense	1,347,949	1,384,431	760,117

Net income	$3,189,318	$3,110,513	$1,869,854

Weighted average shares outstanding
Basic	4,439,887	4,416,065	4,390,835
Diluted	4,439,887	4,416,065	4,394,366

Basic income per common share	$0.72	$0.70	$0.43
Diluted income per common share	$0.72	$0.70	$0.43

All share and per share data have been restated to reflect a 10% stock dividend declared August 26, 2010.

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, 2009

	COMMON STOCK		ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
December 31, 2008	$		$23,229,045	$4,375,166	$(1,692,964)	$896,817	$26,808,064
Comprehensive income:
Net income		—	—	1,869,854	—	—	1,869,854
Net unrealized losses on securities (net of tax effect of $1,826)		—	—	—	—	(3,105)	(3,105)
Reclassification adjustment for gains included in net income (net of tax effect of $66,624)		—	—	—	—	(113,447)	(113,447)
Total Comprehensive income		—	—	—	—	—	1,753,302
Exercise of Stock Options		—	235,315	—	—	—	235,315
Stock-based compensation expense		—	47,200	—	—	—	47,200
Cash dividends ($0.32 per common share)		—	—	(1,276,684)	—	—	(1,276,684)
December 31, 2009		$—	$23,511,560	$4,968,336	$(1,692,964)	$780,265	$27,567,197
Comprehensive income:
Net income		—	—	3,110,513	—	—	3,110,513
Net unrealized losses on securities (net of tax effect of $311,158)		—	—	—	—	(529,810)	(529,810)
Total Comprehensive income		—	—	—	—	—	2,580,703
Exercise of Stock Options		—	210,811	—	—	—	210,811
10% Stock dividend		—	4,429,847	(4,222,838)	(209,475)	—	(2,466)
Stock-based compensation expense		—	50,721	—	—	—	50,721
Cash dividends ($0.40 per common share)		—	—	(1,688,084)	—	—	(1,688,084)
December 31, 2010		$—	$28,202,939	$2,167,927	$(1,902,439)	$250,455	$28,718,882
Comprehensive income:
Net income		—	—	3,189,318	—	—	3,189,318
Net unrealized gains on securities (net of tax effect of $1,081,686)		—	—	—	—	1,841,789	1,841,789
Reclassification adjustment for gains included in net income (net of tax effect of $46,129)		—	—	—	—	(78,543)	(78,543)
Total Comprehensive income		—	—	—	—	—	4,952,564
Exercise of Stock Options		—	123,403	—	—	—	123,403
Stock-based compensation expense		—	64,587	—	—	—	64,587
Cash dividends ($0.42 per common share)		—	—	(1,865,567)	—	—	(1,865,567)
December 31, 2011		$—	$28,390,929	$3,491,678	$(1,902,439)	$2,013,701	$31,993,869

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
Cash flows from operating activities:	2011	2010	2009
Net income	$3,189,318	$3,110,513	$1,869,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	209,316	231,922	217,784
Gain on sale of securities	(124,672)		(180,071)
Loss on sale of other real estate	63,273	13,347	—
Provision for loan losses	480,000	670,000	2,369,000
Stock-based compensation expense	64,587	50,721	47,200
Deferred income taxes	(76,848)	30,388	(483,107)
Net (accretion) and amortization of unearned discounts on investment securities	(243,994)	28,915	45,994
Origination of mortgage loans held for sale	(60,049,882)	(83,127,187)	(101,332,065)
Proceeds from sale of mortgage loans held for sale	58,379,611	80,652,331	101,363,827
Decrease (increase) in accrued interest receivable and other assets	528,446	(1,258,208)	(1,088,897)
(Decrease) increase in accrued interest payable and other liabilities	(179,471)	94,785	68,033
Net cash provided by operating activities	2,239,684	497,527	2,897,552

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	9,605,000	6,420,000	2,603,850
Purchase of investment securities available for sale	(45,238,691)	(9,807,151)	(11,959,800)
Net decrease (increase) in loans	(5,995,152)	5,839,873	(34,581,364)
Purchase of premises, equipment and leasehold improvements, net	(384,755)	(152,259)	(309,497)
Proceeds from sale of other real estate	596,157	169,993	—
Proceeds from sale of available for sale securities	18,140,625	—	10,338,930
Net cash (used) provided by investing activities	(23,276,816)	2,470,456	(33,907,881)

Cash flows from financing activities:
Net increase in deposit accounts	50,690,540	20,599,295	15,051,165
Net (decrease) increase in short-term borrowings	(767,497)	(7,239,256)	7,006,753
Dividends paid	(1,376,623)	(1,688,084)	(1,912,940)
Cash paid for fractional shares	—	(2,466)	—
Stock options exercised	123,403	210,811	235,315
Net cash provided by financing activities	48,669,823	11,880,300	20,380,293
Net increase (decrease) in cash and cash equivalents	27,632,691	14,848,283	(10,630,036)
Cash and cash equivalents at beginning of year	24,430,785	9,582,502	20,212,538

Cash and cash equivalents at end of year	$52,063,476	$24,430,785	$9,582,502

Supplemental disclosure of cash flow data:

Cash paid during the year for:
Interest	$899,219	$1,126,930	$1,331,796
Income taxes	$1,510,641	$1,238,877	$1,174,104
Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain (loss) on securities available for sale, net of income taxes	$1,763,246	$(529,810)	$(3,105)
Real estate acquired through foreclosure	$—	$741,470	$—
Change in dividends payable	$488,944	$—	$(636,256)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the more significant accounting policies used in preparation of the accompanying consolidated financial statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the Allowance for Loan Losses, non-accrual loans and income taxes.

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

The reorganization of the Bank into a one-bank holding company became effective on April 17, 1995. Each issued and outstanding share of the Bank’s stock was converted into two shares of the Company’s stock at the time of the reorganization.

Accounting Estimates and Assumptions: The preparation of financial statements in conformity with US generally accepted accounting principles (“GAAP”) requires Management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates and assumptions. Material estimates that are generally susceptible to significant change relate to the determination of the Allowance for Loan Losses, impaired loans, other real estate owned, asset prepayment rates and other-than-temporary impairment of investment securities.

Investment Securities: The Company classifies investments into three categories as follows: (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity, (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings, and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for 2011 and 2010. The Company does not have any mortgage-backed securities nor has it ever invested in mortgage-backed securities.

Mortgage Loans to be Sold: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. At December 31, 2011 and 2010, the Company had approximately $7.6 million and $5.9 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered and are included in mortgage banking income in the consolidated statements of operations.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with other investors, are carried in the Company’s loans held for sale portfolio. These loans are fixed rate residential loans that have been originated in the Company’s name and have closed. Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers. Therefore, these loans present very little market risk for the Company. The Company usually delivers to, and receives funding from, the investor within 30 days. Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts” basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination.

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

The Company accounts for impaired loans by requiring that all loans for which it is estimated that the Company will be unable to collect all amounts due according to the terms of the loan agreement be recorded at the loan’s fair value. Fair value may be determined based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

Additional accounting guidance allows a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a Company estimates interest income related to impaired loans.

When the ultimate collectability of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk: The Company’s primary market consists of the counties of Berkeley, Charleston and Dorchester, South Carolina. At December 31, 2011, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

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

Other Real Estate Owned: Other real estate owned is recorded at the lower of fair value less estimated selling costs or cost. The balance of other real estate owned at December 31, 2010 was $659,492 with no other real estate owned at December 31, 2011. Gains and losses on the sale of other real estate owned and subsequent write-downs from periodic reevaluation are charged to other operating income. The Company realized a loss of $63,273 in this category for the year ended December 31, 2011 and $13,347 for 2010.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 24, 2011, the Executive Committee granted options to purchase 5,000 shares of stock to one employee. Fair value of $4.62 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grant: dividend yield 4.02%, historical volatility 54.43%, risk free interest rate of 3.42%, and an expected life of 10 years. In addition, the Executive Committee granted options to purchase 96,000 shares of stock to twenty-two employees (including 2 Executive Officers) on June 23, 2011. Fair value of $4.03 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grant: dividend yield 4.02%, historical volatility 54.43%, risk free interest rate of 2.93%, and an expected life of 10 years.

On September 24, 2010, options to purchase 33,000 shares of Common Stock were granted to twenty-one employees. The weighted average fair value per share of $6.13 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the grant: dividend yield of 2.72%, historical volatility of 72.30%, risk-free interest rate of 2.62%, and expected life of 10 years.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in aggregate. The carrying amount of loans held for sale is a reasonable estimate of fair value. These loans are classified as Level 2.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010 are as follows:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
US Treasury Notes	$6,310,782	$—	$—	$6,310,782
Government Sponsored Enterprises	$—	$18,434,117	$—	$18,434,117
Municipal Securities	$—	$34,807,261	$—	$34,807,261
Mortgage loans held for sale	—	7,578,587	—	$7,578,587
Total	$6,310,782	$60,819,965	$—	$67,130,747

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
US Treasury Notes	$9,023,437	$—	$—	$9,023,437
Government Sponsored Enterprises	$—	$6,100,545	$—	$6,100,545
Municipal Securities	$—	$24,255,631	$—	$24,255,631
Mortgage loans held for sale	$—	$5,908,316	$—	$5,908,316
Total	$9,023,437	$36,264,492	$—	$45,287,929

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an Allowance for Loan Losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with Accounting Standards Codification (ASC) 310-10, “Accounting by Creditors for Impairment of a Loan”.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011 and December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an on going basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of December 31, 2011, and 2010, for which a nonrecurring change in fair value has been recorded during the twelve months ended December 31, 2011, and 2010.

December 31, 2011
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$-	$5,553,481	$-	$5,553,481
Other real estate owned	-	-	-	-
Total	$-	$5,553,481	$-	$5,553,481

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$-	$2,266,281	$-	$2,266,281
Other real estate owned	$-	$659,492	$-	$659,492
Total	$-	$2,925,773	$-	$2,925,773

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

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans by the Company at December 31, 2011 and December 31, 2010, approximate market.

The carrying value of mortgage loans held for sale approximates fair value.

For lines of credit, the carrying value approximates fair value.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has no embedded derivative instruments requiring separate accounting treatment. The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments and commitments to sell fixed rate conforming loans. The Company does not currently engage in hedging activities. Based on short term fair value, derivative instruments are immaterial as of December 31, 2011.

Cash Flows: Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average reserve requirement was approximately $700,000 for the reserve periods ended December 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements: The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification was amended by Accounting Standards Update (“ASU) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in their interim and annual financial statements. See Note 3.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 have been presented in Note 3.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2011 presentation. Such reclassifications had no impact on net income or retained earnings as previously reported.

2.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	DECEMBER 31, 2011
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,153,299	$157,483	$-	$6,310,782
Government-Sponsored Enterprises	18,100,730	333,387	-	18,434,117
Municipal Securities	32,101,781	2,706,597	1,117	34,807,261

Total	$56,355,810	$3,197,467	$1,117	$59,552,160

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2010
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$9,055,078	$8,784	$40,425	$9,023,437
Government-Sponsored Enterprises	6,013,897	86,648	-	6,100,545
Municipal Securities	23,913,091	577,462	234,922	24,255,631

Total	$38,982,066	$672,894	$275,347	$39,379,613

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2011, by contractual maturity are as follows:

	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$3,745,464	$3,752,060
Due in one year to five years	30,306,215	31,159,444
Due in five years to ten years	11,110,227	12,350,591
Due in ten years and over	11,193,904	12,290,065

Total	$56,355,810	$59,552,160

The Company recognized a gain of $124,672 on the sale of $18,000,000 in US Treasury Notes in 2011. There were no securities sold during the year ended December 31, 2010.

Investment securities with an aggregate amortized cost of $39,660,266 and estimated fair value of $42,245,117 at December 31, 2011, were pledged to secure deposits and other balances, as required or permitted by law.

At December 31, 2011 there were three Municipal Securities with an unrealized loss of $1,117 as compared to two US Treasury Notes with an unrealized loss of $40,425 and fourteen Municipal Securities with an unrealized loss of $234,922 at December 31, 2010. These investments are not considered other-than-temporarily impaired. Gross unrealized losses and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and December 31, 2010 are as follows:

DECMBER 31, 2011
	Less than 12 months		12 months or longer		Total
Descriptions of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Notes	$-	-	$-	-	$-	$-
Government-Sponsored Enterprises	-	-	-	-	-	-
Municipal Securities	243,884	1,117	-	-	243,884	1,117
Total	$243,884	1,117	$-	-	$243,884	$1,117

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECMBER 31, 2010
	Less than 12 months		12 months or longer		Total
Descriptions of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Notes	$6,015,469	40,425	$-	-	$6,015,469	$40,425
Government-Sponsored Enterprises	-	-	-	-	-	-
Municipal Securities	8,468,976	234,922	-	-	8,468,976	234,922
Total	$14,484,445	275,347	$-	-	$14,484,445	$275,347

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

3.	LOANS

Major classifications of loans are as follows:

	DECEMBER 31,
	2011	2010

Commercial loans	$55,565,525	$50,618,945
Commercial Real Estate:
Commercial real estate construction	3,564,327	2,701,550
Commercial real estate other	106,408,621	105,303,361
Consumer:
Consumer real estate	43,185,861	43,806,004
Consumer other	4,984,778	5,595,804
	213,709,112	208,025,664
Allowance for loan losses	(3,106,884)	(2,938,588)

Loans, net	$210,602,228	$205,087,076

Changes in the Allowance for Loan Losses are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2011	2010	2009

Balance at beginning of year	$2,938,588	$3,026,997	$1,429,835
Provision for loan losses	480,000	670,000	2,369,000
Charge offs	(383,714)	(778,820)	(777,166)
Recoveries	72,010	20,411	5,328
Balance at end of year	$3,106,884	$2,938,588	$3,026,997

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank had impaired loans totaling $7,417,892 as of December 31, 2011 compared to $3,559,528, and $2,502,202, as of December 31, 2010, and 2009, respectively. The impaired loans include non-accrual loans with balances at December 31, 2011, 2010, and 2009 of $923,671, $945,328, and $627,373, respectively. The Bank had two restructured (“TDR”) loans at December 31, 2011, one restructured loan at December 31, 2010, no restructured loans for the year ended December 31, 2009. According to GAAP, the Company is required to account for certain loan modifications or restructuring as a troubled debt restructuring (“TDR”). In general, the modification or restructuring of a debt is considered a TDR if the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. At December 31, 2001 and 2010 troubled debt restructurings had an aggregate balance of $491,153 and $153,015, respectively.

There was one loan at December 31, 2011, that was over 90 days past due and still accruing interest. There were no loans over 90 days past due and still accruing interest at December 31, 2010.

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

Loans Receivable on Non-Accrual
December 31, 2011
Commercial	$4,018
Commercial Real Estate:
Commercial Real Estate - Construction	-
Commercial Real Estate - Other	851,672
Consumer:
Consumer - Real Estate	67,981
Consumer - Other	-

Total	$923,671

Loans Receivable on Non-Accrual
December 31, 2010
Commercial	$6,702
Commercial Real Estate:
Commercial Real Estate - Construction	-
Commercial Real Estate - Other	938,626
Consumer:	-
Consumer - Real Estate	-
Consumer - Other	-

Total	$945,328

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of the Bank’s delinquent loans, excluding mortgage loans held for sale and deferred loan fees, as of December 31, 2011 and December 31, 2010.

December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$50,892	-	-	50,892	55,514,633	55,565,525	-
Commercial Real Estate:
Commercial Real Estate -Construction	-	-	-	-	3,564,327	3,564,327	-
Commercial Real Estate -Other	1,268,321		788,167	2,056,488	104,352,133	106,408,621	282,173
Consumer:
Consumer Real Estate	-	-	-	-	43,185,861	43,185,861
Consumer-Other	4,401	30,319	605	35,325	4,949,453	4,984,778	-
Total	$1,323,614	30,319	788,772	2,142,705	211,566,407	213,709,112	282,173

December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$7,056	8,038	-	15,094	50,603,851	50,618,945	-
Commercial Real Estate:
Commercial Real Estate -Construction	-	-	-	-	2,701,550	2,701,550	-
Commercial Real Estate -Other	134,072		589,225	723,297	104,580,064	105,303,361	-
Consumer:
Consumer Real Estate	-	-	-	-	43,806,004	43,806,004	-
Consumer-Other	309,684	5,864		315,548	5,280,256	5,595,804	-
Total	$450,812	13,902	589,225	1,053,939	206,971,725	208,025,664	-

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company grants short to intermediate term commercial and consumer loans to customers throughout its primary market area of Charleston, Berkeley and Dorchester counties, South Carolina. The Company’s primary market area is heavily dependent on tourism and medical services. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the stability of the economic environment in their primary market including the government, tourism and medical industries. The majority of the loan portfolio is located in the Bank’s immediate market area with a concentration in Real Estate Related (37.70%), Offices and Clinics of Medical Doctors (7.15%), Real Estate Agents and Managers (3.29%), and Legal services (2.92%). Management is satisfied with these levels of concentrations.

As of December 31, 2011 and 2010, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans For the Year Ended December 31, 2011
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$83,350	$4,018	$-	$8,625	$315
Commercial Real Estate	4,289,820	4,321,755	-	4,299,045	99,046
Consumer Real Estate Construction	319,536	315,926	-	317,776	12,596
Consumer Other	-	-	-	-	-

Total	$4,692,706	$4,641,699	$-	$4,625,446	$111,957

With an allowance recorded:
Commercial	$1,360,535	$1,281,462	$1,281,462	$1,298,891	$57,458
Commercial Real Estate	668,950	625,648	187,713	634,511	9,957
Consumer Real Estate	822,750	819,341	345,494	819,423	34,636
Consumer Other	50,000	49,742	49,742	49,742	0

Total	$2,902,235	$2,776,193	$1,864,411	$2,802,567	$102,051

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired and Restructured Loans For the Year Ended December 31, 2010
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$83,350	$6,702	$-	$12,230	$439
Commercial Real Estate	2,317,543	2,020,682	-	833,939	66,537
Consumer Real Estate Construction	230,250	230,022	-	836,169	9,499
Consumer-Other	-	-	-	-	-
Total	$2,631,143	$2,257,406	$-	$1,682,338	$76,475

With an allowance recorded:
Commercial	$1,211,163	$1,207,163	$1,207,163	$807,846	$37,036
Commercial Real Estate Construction	126,000	94,959	86,084	87,431	5,277
Consumer Real Estate	-	-	-	-	-
Consumer Other	-	-	-	-	-
Total	$1,337,163	$1,302,122	$1,293,247	$895,277	$42,313

The following table illustrates credit risks by category and internally assigned grades.

December 31, 2011
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer- Real Estate	Consumer - Other

Pass	$48,160,256	$3,088,190	$93,889,871	$38,551,256	$4,390,391
Watch	4,000,123	476,137	4,581,885	3,312,679	214,617
OAEM	2,071,137	-	1,905,745	212,545	311,905
Sub-Standard	1,334,009	-	6,031,120	1,109,381	67,865
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Total	$55,565,525	$3,564,327	$106,408,621	$43,185,861	$4,984,778

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer - Real Estate	Consumer - Other

Pass	$44,264,102	$2,226,324	$97,949,596	$42,017,198	$4,915,583
Watch	3,070,186	475,225	3,516,001	338,614	363,798
OAEM	1,934,919	-	116,277	379,092	234,007
Sub-Standard	1,349,738	-	3,721,487	1,071,100	79,985
Doubtful	-	-	-	-	2,432
Loss	-	-	-	-	-

Total	$50,618,945	$2,701,549	$105,303,361	$43,806,004	$5,595,805

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

DECEMBER 31, 2011
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer- Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,502,298	$128,334	$27,200	$218,897	$1,061,859	$2,938,588
Charge-offs	(17,943)	(303,403)	(62,368)	-	-	(383,714)
Recoveries	42,662	28,838	510	-	-	72,010
Provisions	59,493	566,598	126,060	231,441	(503,592)	480,000
Ending Balance	1,586,510	420,367	91,402	450,338	558,267	3,106,884
Ending Balances:
Individually evaluated for impairment	1,285,480	4,947,403	49,742	1,135,267	-	7,417,892
Collectively evaluated for impairment	$54,280,045	$105,025,545	$4,935,036	$42,050,594	$-	$206,291,220

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,456,332	$42,448	$15,651	$197,428	$1,315,138	$3,026,997
Charge-offs	(417,078)	(21,356)	(55,257)	(285,129)	-	(778,820)
Recoveries	14,427	5,484	500	-	-	20,411
Provisions	448,617	101,758	66,306	306,598	(253,279)	670,000
Ending Balance	1,502,298	128,334	27,200	218,897	1,061,859	2,938,588
Ending Balances:
Individually evaluated for impairment	1,213,865	2,115,641	-	230,022	-	3,559,528
Collectively evaluated for impairment	$49,405,080	$105,889,269	$5,595,805	$43,575,982	$-	$204,466,136

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $491,153 and $153,015 at December 31, 2011 and December 31, 2010, respectively, and are illustrated in the following table. At December 31, 2011 and December 31, 2010 all restructured loans were performing as agreed. However, the restructured loan of $153,015 at December 31, 2010 failed to continue to perform as agreed and, as a result, the loan was charged off in March 2011.

Modification
As of December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial
Commercial Real Estate	1	$375,323	$375,323
Commercial Real Estate Construction	-	$-	$-
Consumer Real Estate-Prime	1	$115,830	$115,830
Consumer Real Estate-Subprime	-	$-	$-
Consumer Other	-	$-	$-

Troubled Debt Restructurings That Subsequently Defaulted	-
Commercial	-	$-	$-
Commercial Real Estate	1	$153,015	$153,015
Commercial Real Estate Construction	-	$-	$-
Consumer Real Estate-Prime	-	$-	$-
Consumer Real Estate-Subprime	-	$-	$-
Consumer Other	-	$-	$-

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modification
As of December 31, 2010
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	-	-	-
Commercial Real Estate	1	$153,015	$153,015
Commercial Real Estate Construction	-	$-	$-
Consumer Real Estate-Prime	-	$-	$-
Consumer Real Estate-Subprime	-	$-	$-
Consumer Other	-	$-	$-

Troubled Debt Restructurings That Subsequently Defaulted
Commercial	-	$-	$-
Commercial Real Estate	-	$-	$-
Commercial Real Estate Construction	-	$-	$-
Consumer Real Estate-Prime	-	$-	$-
Consumer Real Estate-Subprime	-	$-	$-
Consumer Other	-	$-	$-

4.	PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements are summarized as follows:

	2011	2010

Bank buildings	$1,813,277	$1,813,277
Land	838,075	838,075
Leasehold purchase	30,000	30,000
Lease improvements	662,054	424,760
Equipment	3,096,152	2,948,691
	6,439,558	6,054,803
Accumulated depreciation	(3,827,593)	(3,618,277)

Total	$2,611,965	$2,436,526

Depreciation and amortization of bank premises and equipment charged to operating expense totaled $209,316 in 2011 and $231,922 in 2010.

5.	DEPOSITS

At December 31, 2011, 2010, and 2009 certificates of deposit of $100,000 or more totaled approximately $38,638,528, $45,523,280, and $41,929,687 respectively. Interest expense on these deposits was $377,839 in 2011,$540,048 in 2010, and $712,898 in 2009.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011, the schedule maturities of certificates of deposit are as follows:

2012	$55,069,291
2013	680,229
2014	134,447
2015	104,358
2016 and thereafter	67,043
$56,055,368

At December 31, 2011, deposits with a deficit balance of $55,374 were re-classified as other loans, compared to $51,949 at December 31, 2010.

6.	SHORT-TERM BORROWINGS

The Bank has a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank may borrow up to $1,000,000 at December 31, 2011 and 2010 under the arrangement at an interest rate set by the Federal Reserve. The note is secured by Government Sponsored Enterprise Securities with a market value of $1,025,042 at December 31, 2011. The amount outstanding under the note totaled $0.00 and $767,497 at December 31, 2011 and 2010, respectively. At December 31, 2011, the Company had no outstanding federal funds purchased with the option to borrow $21,000,000 on short term lines of credit. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement the Company may borrow up to $61,527,194. The Company established this arrangement as a secondary source of liquidity. In addition, at December 31, 2009 the Company had a loan of $7,500,000 from the Federal Reserve Bank’s Term Auction Facility (TAF) at a rate of .25% for a term of 42 days. This loan was paid off by the Company on April 8, 2010. On December 30, 2011, the Federal Reserve Bank eliminated retained electronic tax deposits. As a result the electronic tax deposits will no longer be deposited into the Company’s TT&L main account balance.

At December 31, 2011 and 2010, the Bank had unused short-term lines of credit totaling approximately $21,000,000 and $23,000,000, respectively (which are withdrawable at the lender’s option).

7.	INCOME TAXES

Total income taxes for the years ended December 31, 2011, 2010 and 2009 are as follows

	YEARS ENDED DECEMBER 31,
	2011	2010	2009

Income tax expense	$1,347,949	$1,384,431	$760,117

Shareholders’ equity, for unrealized gains (losses) on securities available for sale	1,035,557	(311,158)	(68,450)
Total	$2,383,506	$1,073,273	$691,667

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense attributable to income before income tax expense consists of:

YEAR ENDED DECEMBER 31,
2011	Current	Deferred	Total

U.S. Federal	$1,292,984	$(85,291)	$1,207,693

State and local	140,256	-	140,256

	$1,433,240	$(85,291)	$1,347,949

YEAR ENDED DECEMBER 31,
2010	Current	Deferred	Total

U.S. Federal	$1,233,179	$12,409	$1,245,588

State and local	138,843	-	138,843

	$1,372,022	$12,409	$1,384,431

YEAR ENDED DECEMBER 31,
2009
U.S. Federal	$1,158,831	$(483,397)	$675,434

State and local	84,683	-	84,683

	$1,243,514	$(483,397)	$760,117

Income tax expense attributable to income before income tax expense was $1,347,949, $1,384,431, and $760,117 for the years ended December 31, 2011, 2010 and 2009 respectively, and differed from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

	YEARS ENDED
	DECEMBER 31,
	2011	2010	2009

Computed “expected” tax expense	$1,542,671	$1,532,200	$898,013

Increase (reduction) in income taxes
Resulting from:

Tax exempt interest income	(317,802)	(270,759)	(212,594)
State income tax, net of federal benefit	92,569	91,637	55,891
Other, net	30,511	31,353	18,807

	$1,347,949	$1,384,431	$760,117

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	DECEMBER 31,
	2011	2010
Deferred tax assets:
State Net Operating Loss Carryforward	$26,101	$22,400
Allowance for loan losses	987,589	930,369
Other	38,550	23,637

Total gross deferred tax assets	1,052,240	976,406
Less valuation allowance	(26,101)	(22,400)

Net deferred tax assets	1,026,139	954,006

Deferred tax liabilities:
Prepaid expenses	(25,071)	(23,067)
Unrealized gain on securities available for sale	(1,182,650)	(147,093)
Deferred loan fees	(20,115)	(5,884)
Fixed assets, principally due to differences in depreciation	(65,137)	(59,692)
Other-Bond Accretion	(27,750)	(62,589)

Total gross deferred tax liabilities	(1,320,723)	(298,325)

Net deferred tax (liability) asset	$(294,584)	$655,681

The Company analyzed the tax positions taken in its tax returns and concluded it has no liability related to uncertain tax positions.

There was a $26,101 valuation allowance for deferred tax assets at December 31, 2011 and $22,400 at December 31, 2010 associated with the Holding Company’s state net operating loss. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2011. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Tax returns for 2008 and subsequent years are subject to examination by taxing authorities.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements to lease equipment and its office facilities under non-cancellable operating lease agreements expiring on various dates through 2012. The Company may, at its option, extend the lease of its office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods, extend the lease of its Summerville office at 100 North Main Street for two additional ten year periods, and extend the land lease where the Mt. Pleasant office is located for six additional five year periods. In addition on May 27, 2010 the Company entered into a lease agreement for office space located at 1071 Morrison Drive, Charleston, SC. Management intends to exercise its option on the Meeting Street lease. Lease payments below include the lease renewal. Minimum rental commitments for these leases as of December 31, 2011 are as follows:

2012	$547,915
2013	563,133
2014	543,610
2015	541,214
2016	545,486
2017 and thereafter	7,605,206

Total	$10,346,564

Total rental expense was $526,128, $498,832 and $487,055 in 2011, 2010 and 2009, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $47,629,822 and $44,016,496 at December 31, 2011 and 2010, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At December 31, 2011 and 2010, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2011 and 2010 was $875,679 and $532,613, respectively.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. The fair value of these commitments was not significant at December 31, 2011 and 2010. The Company has forward sales commitments, totaling $7,578,587 at December 31, 2011 to sell loans held for sale of $7,578,587. Such forward sales commitments are to sell loans at par value and are generally funded within 60 days. The fair value of these commitments was not significant at December 31, 2011. The Company has no embedded derivative instruments requiring separate accounting treatment.

9.	RELATED PARTY TRANSACTIONS

In the opinion of management, loans to officers and directors of the Company are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender and do not involve more than the normal risk of collectability. There were no outstanding loans to executive officers of the Company as of December 31, 2011, 2010 and 2009. Related party loans are summarized as follows:

	DECEMBER 31,
	2011	2010

Balance at beginning of year	$7,618,873	$8,329,008
New loans or advances	5,364,207	3,658,787
Repayments	(3,218,317)	(4,368,922)

Balance at end of year	$9,764,763	$7,618,873

At December 31, 2011 and 2010 total deposits held by related parties were $6,611,683 and $1,814,006, respectively.

10.	OTHER EXPENSE

A summary of the components of other operating expense is as follows:

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Advertising and business development	$17,633	$10,658	$14,259
Supplies	96,654	111,428	108,027
Telephone and postage	169,560	166,376	169,785
Insurance	44,207	43,594	48,710
Professional fees	465,533	431,990	410,659
Data processing services	446,625	351,101	290,420
State and FDIC insurance and fees	249,605	363,339	472,028
Courier service	189,247	179,407	178,105
Other	434,930	442,224	385,055
	$2,113,994	$2,100,117	$2,077,048

11.	STOCK INCENTIVE PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company has a Stock Incentive Plan which was approved in 1998 with 180,000 (299,475 adjusted for two 10% stock dividends, a 10% stock distribution, and a 25% stock dividend) shares reserved and a Stock Incentive Plan which was approved in 2010 with 300,000 shares reserved. Under both Plans, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 24, 2011, the Executive Committee granted options to purchase 5,000 shares of stock to one employee. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grant: dividend yield 4.02%, historical volatility 54.43%, risk free interest rate of 3.42%, and an expected life of 10 years. In addition, the Executive Committee granted options to purchase 96,000 shares of stock to twenty-two employees (including 2 Executive Officers) on June 23, 2011. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grant: dividend yield 4.02%, historical volatility 54.43%, risk free interest rate of 2.93%, and an expected life of 10 years.

On September 24, 2010 options to purchase 33,000 shares were granted to twenty-one employees with an exercise price of $10.77.

All outstanding options under the 1998 Omnibus Stock Incentive Plan have been retroactively restated to reflect the effects of a 10% stock dividend declared on August 26, 2010.

A summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plans for the years ended December 31, 2011, 2010, and 2009 follows:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	88,831	$11.51	86,995	$10.61	115,937	$9.99
Granted	101,000	10.48	33,000	10.77	-	-
Expired	(6,491)	10.47	(1,581)	9.60	-	-
Exercised	(15,074)	8.19	(29,583)	8.13	(28,942)	8.13
Outstanding, December 31	168,266	$11.23	88,831	$11.51	86,995	$10.61

Exercise Price:	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value of Outstanding Options	Number of Options Exercisable	Weighted Average Exercise Price		Intrinsic Value of Exercisable Options
$8.54	8,591	1.4	$8.54	$15,034	5,260		$8.54	$9,205
$15.11	18,975	4.4	$15.11	$-	-		$-	$-
$14.54	5,500	5.0	$14.54	$-	-		$-	$-
$14.10	5,500	5.5	$14.10	$-	-		$-	$-
$12.90	2,200	6.2	$12.90	$-	-	$		$-
$10.77	26,500	8.7	$10.77	$-	-	$		$-
$11.67	5,000	9.2	$11.67	$-	-	$		$-
$10.42	96,000	9.5	$10.42	$-	-		$-	$-
	168,266	8.06	$11.23	$15,034	5,260		$8.54	$9,205

The weighted average grant-date fair value of options granted in March and June of 2011 were $4.62 and $4.03, respectively. The options granted in September 2010, had a weighted average grant date fair value of $6.13. There were no options granted in 2009. The total intrinsic value of options exercised during the years ended December 31, 2011, and 2010, and 2009, were $40,773, $43,082 and $51,892, respectively.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s nonvested shares as of December 31, 2011 is presented below:

Nonvested Shares:	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	71,087	$3.46
Granted	101,000	4.06
Vested	(3,331)	2.85
Forfeited	(5,750)	6.13
Nonvested at end of year	163,006	$4.50

The Company Recognized compensation cost for the years ended December 31, 2011, 2010 and 2009 in the amount of $64,587, $50,721, and $47,200, respectively.

As of December 31, 2011 there was $573,824 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 8.06 years.

The Company established an Employee Stock Ownership Plan (ESOP) effective January 1, 1989. Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a Plan year is eligible to participate in the ESOP. Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code Section 415. The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses amounted to $240,000, $240,000, and $120,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

12.	DIVIDENDS

The Bank’s ability to pay dividends to the Company is restricted by the laws and regulations of the State of South Carolina. Generally, these restrictions allow the Bank to pay dividends from current earnings without the prior written consent of the South Carolina Commissioner of Banking, if it received a satisfactory rating at its most recent examination. The Bank paid dividends of $1,790,000 and $1,685,000 to the Company during the years ended December 31, 2011 and 2010, respectively.

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

Options to purchase 159,675 shares of common stock and options to purchase 65,175 shares of common stock with prices ranging from $10.42 to $15.11 per share were not included in the computation of diluted earnings per share for 2011 or 2010, respectively, because the options’ exercise price was greater than the average market price of common shares.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the reconciliation of average shares outstanding for the years ended December 31:

	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	4,439,887	4,439,887	4,416,065	4,416,065	4,390,835	4,390,835
Effect of dilutive securities:
Stock options	-	-	-	-	-	3,531
Average shares outstanding	4,439,887	4,439,887	4,416,065	4,416,065	4,390,835	4,394,366

14.	REGULATORY CAPITAL REQUIREMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2011 and 2010, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

December 31, 2011
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total capital to risk-weighted assets:

Company	$33,045	13.48%	$19,606	8.00%	$	N/A	N/A
Bank	$32,848	13.41%	$19,602	8.00%		$24,503	10.00%

Tier 1 capital to risk-weighted assets:

Company	$29,981	12.23%	$9,803	4.00%	$	N/A	N/A
Bank	$29,784	12.16%	$9,801	4.00%		$14,702	6.00%

Tier 1 capital to average assets:

Company	$29,981	8.96%	$13,386	4.00%	$	N/A	N/A
Bank	$29,784	8.90%	$13,380	4.00%		$16,725	5.00%

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total capital to risk-weighted assets:

Company	$31,423	13.30%	$18,908	8.00%	$	N/A	N/A
Bank	$31,200	13.20%	$18,903	8.00%		$23,628	10.00%

Tier 1 capital to risk-weighted assets:

Company	$28,469	12.05%	$9,454	4.00%	$	N/A	N/A
Bank	$28,246	11.95%	$9,451	4.00%		$14,177	6.00%

Tier 1 capital to average assets:

Company	$28,469	10.40%	$10,949	4.00%	$	N/A	N/A
Bank	$28,246	10.32%	$10,947	4.00%		$13,684	5.00%

15.	DISCLOSURES REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of December 31, 2011 and 2010:

	2011
	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$4,559,194	$4,559,194
Interest bearing deposits in other banks	47,504,282	47,504,282
Federal funds sold	-	-
Investments available for sale	59,552,160	59,552,160
Mortgage loans to be sold	7,578,587	7,578,587
Loans	213,709,112	214,294,224
Financial Liabilities:
Deposits	301,127,515	301,830,957
Short-term borrowings	-	-

	Notional Amount	Fair Value
Off Balance Sheet Financial Instruments:

Commitments to extend credit	$47,629,822	$-
Standby letters of credit	875,679	-

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010
	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and due from banks	$4,697,450	$4,697,450
Interest bearing deposits in other banks	715,231	715,231
Federal funds sold	19,018,104	19,018,104
Investment securities available for sale	39,379,613	39,379,613
Mortgage loans to be sold	5,908,316	5,908,316
Loans	208,025,664	215,700,695
Financial Liabilities
Deposits	250,436,975	250,750,331
Short-term borrowings	767,497	767,497

	Notional Amount	Fair Value
Off Balance Sheet Financial Instruments:

Commitments to extend credit	$44,016,496	$-
Standby letters of credit	532,613	-

16.	BANK OF SOUTH CAROLINA CORPORATION - PARENT COMPANY

The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2011 and 2010, and the related condensed statements of operations and cash flows for the years ended December 31, 2011, 2010 and 2009, are as follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	2011	2010
Assets
Cash	$541,500	$160,497
Investment in wholly-owned bank subsidiary	31,309,093	28,496,885
Other assets	143,276	61,500
Total assets	$31,993,869	$28,718,882

Liabilities and shareholders’ equity
Shareholders’ equity	31,993,869	28,718,882
Total liabilities and shareholders’ equity	$31,993,869	$28,718,882

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF OPERATIONS

	2011	2010	2009

Interest income	$289	$374	$540
Net operating expenses	(138,877)	(136,384)	(123,639)
Dividends received from bank	1,790,000	1,715,000	905,000
Equity in undistributed earnings of subsidiary	1,537,906	1,531,523	1,087,953

Net income	$3,189,318	$3,110,513	$1,869,854

CONDENSED STATEMENTS OF CASH FLOWS

	2011	2010	2009

Cash flows from operating activities:
Net income	$3,189,318	$3,110,513	$1,869,854
Stock-based compensation expense	64,587	50,721	47,200
Equity in undistributed earnings of subsidiary	(1,537,906)	(1,531,522)	(1,087,953)
Increase in other assets	(81,776)	(29,102)	(25,521)

Net cash provided by operating activities	1,634,223	1,600,610	803,580

Cash flows from financing activities:
Dividends paid	(1,376,623)	(1,688,084)	(1,912,940)
Fractional shares paid	-	(2,466)
Stock options exercised	123,403	210,811	235,315

Net cash used by financing activities	(1,253,220)	(1,479,739)	(1,677,625)

Net (decrease) increase in cash	381,003	120,871	(874,045)

Cash at beginning of year	160,497	39,626	913,671

Cash at end of year	$541,500	$160,497	$39,626

Change in dividend payable	$488,944	$-	$(636,256)

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below represent the quarterly results of operations for the years ended December 31, 2011 and 2010, respectively:

	2011
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,158,632	$3,127,754	3,042,514	$2,948,704
Total interest expense	150,919	177,288	213,883	235,938
Net interest income	3,007,713	2,950,466	2,828,631	2,712,766
Provision for loan losses	120,000	120,000	120,000	120,000
Net interest income after provisions for loan losses	2,887,713	2,830,466	2,708,631	2,592,766
Other income	412,645	496,905	439,080	429,327
Other expense	2,118,365	1,983,371	2,045,876	2,112,654
Income before income tax expense	1,181,993	1,344,000	1,101,835	909,439
Income tax expense	347,041	407,027	333,810	260,071
Net income	$834,952	$936,973	$768,025	$649,368
Basic income per common share	$.20	$.21	$.17	$.14
Diluted income per common share	$.20	$.21	$.17	$.14

	2010
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,112,476	$3,059,416	$2,954,837	$3,039,454
Total interest expense	246,524	254,217	272,846	292,804
Net interest income	2,865,952	2,805,199	2,681,991	2,746,650
Provision for loan losses	250,000	190,000	110,000	120,000
Net interest income after provisions for loan losses	2,615,952	2,615,199	2,571,991	2,626,650
Other income	595,021	560,989	473,587	420,753
Other expense	1,998,711	1,998,737	1,990,557	1,997,193
Income before income tax expense	1,212,262	1,177,451	1,055,021	1,050,210
Income tax (benefit) expense	379,059	355,850	326,179	323,343
Net income	$833,203	$821,601	$728,842	$726,867
Basic income per common share	$.19	$.19	$.16	$.16
Diluted income per common share	$.19	$.19	$.16	$.16

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Subsequent Events

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

On February 7, 2012, the Company was informed by a large depositor, that its funds would be withdrawn by the end of the month. This company was started in Charleston, SC and was purchased by an out-of-state company in 2007. The deposits remained with the Bank of South Carolina with the understanding these deposits would eventually be moved. The average available balance in these accounts for the year ending December 31, 2011 was $19,482,004.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Act”) was carried out as of December 31, 2011 under the supervision and with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and several other members of the Company’s senior Management. Based upon that evaluation the President and Chief Executive Officer and the Executive Vice President, Chief Financial Officer concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the act has been (i) accumulated and communicated to Management (including the President and Chief Executive Officer and Executive Vice President and Treasurer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of Management, including the President and Chief Executive Officer and the Executive Vice President, Chief Financial Officer, the Company’s Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011, based on the framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Based on this assessment Management believes that as of December 31, 2011, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2011 that was not reported.

PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance of the Registrant

The information required by this item contained under the sections captioned “Proposal 1-To Elect Seventeen Directors of Bank of South Carolina Corporation to Serve Until the Company’s 2013 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” included on pages 8-20 in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on April 10, 2012, a copy of which has been filed with the SEC, the “Proxy Statement”, is incorporated in this document by reference.

Executive Officers The information concerning the Company’s executive officers is contained under the section captioned -“Proposal 1-To Elect Seventeen Directors of Bank of South Carolina Corporation to Serve until the Company’s 2013 Annual Meeting of Shareholders” included on pages 8-16 of the Company’s Proxy Statement and is incorporated in this document by reference.

Audit and Committee Financial Expert The Audit Committee of the Company is composed of Directors Malcolm M. Rhodes, MD (Chairman), Graham M. Eubank, Jr., Glen B. Haynes, DVM., Richard W. Hutson, Jr., Linda J. Bradley McKee, PhD., CPA., and David R. Schools. The Board has selected the Audit Committee members based on its determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company’s financial statements. Each member of the Audit Committee is “independent” as defined in the NASDAQ Stock Market listing standards for audit committee members

The Board of Directors has determined that Linda J. Bradley McKee, PhD., CPA, qualifies as a financial expert within the meaning of SEC rules and regulations and has designated Dr. Bradley McKee as the Audit Committee financial expert. Director McKee is independent as that term is used in Schedule 14A promulgated under the Exchange Act.

Code of Ethics The Company has adopted a “Code of Ethics”, applicable to the President, the Chief Financial Officer, Executive Vice-President and Treasurer and the Executive Vice-President and “Code of Conduct” for Directors, officers and employees. A copy of these policies may be obtained at the Company’s internet website: www.banksc.com.

Compliance with Insider Reporting The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is included on page 21 of the Company’s Proxy Statement and is incorporated in this document by reference.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Section captioned “Directors Compensation” and “Executive Compensation-Compensation Discussion and Analysis” included on pages 20-27 of the Proxy Statement.

Equity Compensation Plan Information
The following table summarizes share and exercise price of information about the Stock Incentive Plan of the Company as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans 1
1998 Omnibus Stock Incentive Plan approved by Shareholders 2	40,766	$13.39	-
2010 Omnibus Stock Incentive Plan approved by Shareholders3	127,500	10.54	172,500

Total	168,266	$11.23	172,500

1
In accordance with the 1998 Omnibus Stock Incentive Plan, no options may be granted under this Plan after April 14, 2008, due to its expiration. Options granted before this date shall remain valid in accordance with their terms.

2
The number of securities to be issued upon exercise of the outstanding options represents the total outstanding options under the 1998 Omnibus Stock Incentive Plan. As per the agreement, the referenced options shall remain valid in accordance with their terms.

3
The 2010 Omnibus Stock Incentive Plan was approved by the Shareholders at the 2010 Annual Meeting. There were 300,000 shares reserved under this Plan. On September 24, 2010, options for 33,000 shares were granted to 21 employees (other than Executive Officers) with options for 750 shares forfeited with the resignation of one employee in 2010. On March 24, 2011, options for 5,000 shares were granted to 1 employee and on June 23, 2011, options for 96,000 shares were granted to 22 employees including Sheryl G. Sharry and Fleetwood S. Hassell, both Executive Officers who each received options for 10,000 shares. During the year ended December 31, 2011, options for 5,750 shares were forfeited with the resignation of two employees.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this document by reference to the Sections captioned “Proposal 1-To Elect Seventeen Directors of Bank of South Carolina Corporation to Serve Until the Company’s 2013 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters”, included on pages 8-20 of the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated in this document by reference to “Proposal 2 “ to ratify the appointment of Elliott Davis, LLC as independent public accountant for the year ending December 31, 2012 and “Auditing and Related Fees”, included on page 29 of the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-K and listed on pages as indicated.

2.	Exhibits

	2.0	Plan of Reorganization (Filed with 1995 10-KSB)
	3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
	3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
	3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)
	4.0	2011 Proxy Statement (Incorporated herein)
	10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
	10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
	10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
	10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
	10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed With 2010 10-K)
	10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
2010 Omnibus Stock Incentive Plan (Filed with 2010 Proxy Statement)
	10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Incorporated herein)
	10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
	13.0	2011 10-K (Incorporated herein)
	14.0	Code of Ethics (Filed with 2004 10-KSB)
	21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
	23.1	Consent of Independent Registered Public Accounting Firm (Incorporated herein)
	31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
	31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2012	BANK OF SOUTH CAROLINA CORPORATION

	By:	/s/ Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer
Executive Vice President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 23, 2012	/s/ David W. Bunch
David W. Bunch, Director

February 23, 2012	/s/ Graham M. Eubank, Jr.
Graham M. Eubank, Jr., Director

February 23, 2012	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell, Executive Vice President
& Director

February 23, 2012	/s/ Glen B. Haynes
Glen B. Haynes, DVM, Director

February 23, 2012
William L. Hiott, Jr., Director

February 23, 2012	/s/ Katherine M. Huger
Katherine M. Huger, Director

February 23, 2012	/s/ Richard W. Hutson, Jr.
Richard W. Hutson, Jr., Director

February 23, 2012	/s/ Charles G. Lane
Charles G. Lane, Director

February 23, 2012	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr., President,
Chief Executive Officer & Director

February 23, 2012	/s/ Louise J. Maybank
Louise J. Maybank, Director

February 23, 2012	/s/ Linda J. Bradley McKee
Linda J. Bradley McKee, PHD,CPA, Director

February 23, 2012	/s/ Alan I. Nussbaum
Alan I. Nussbaum, MD, Director

February 23, 2012	/s/ Edmund Rhett, Jr.
Edmund Rhett, Jr., MD, Director

February 23, 2012	/s/ Malcolm M. Rhodes
Malcolm M. Rhodes, MD, Director

February 23, 2012	/s/ David R. Schools
David R. Schools, Director

February 23, 2012	/s/ Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer, Executive Vice
President & Treasurer, Director

February 23, 2012	/s/ Steve D. Swanson
Steve D. Swanson, Director