Form 10-Q
period 2012-03-31
BANK OF SOUTH CAROLINA CORP
filed 2012-05-10
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 10, 2012 there were 4,444,960 Common Shares outstanding.

Table of Contents
BANK OF SOUTH CAROLINA CORPORATION

Report on Form 10-Q
for quarter ended
March 31, 2012

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

Assets:	(Unaudited)	(Audited)
	March 31, 2012	December 31, 2011

Cash and due from banks	$5,470,484	$4,559,194
Interest bearing deposits in other banks	57,447,180	47,504,282
Federal funds sold	—	—
Investment securities available for sale	58,746,603	59,552,160
Mortgage loans to be sold	8,464,539	7,578,587
Loans	212,440,582	213,709,112
Allowance for loan losses	(3,234,514)	(3,106,884)
Net loans	209,206,068	210,602,228
Premises and equipment, net	2,574,940	2,611,965
Accrued interest receivable	1,068,381	1,147,216
Other assets	732,857	473,137
Total assets	$343,711,052	$334,028,769

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$77,565,884	$70,217,614
Interest bearing demand	61,161,565	64,350,891
Money market accounts	99,169,593	96,292,414
Certificates of deposit $100,000 and over	40,178,883	38,638,528
Other time deposits	17,022,278	17,416,840
Other savings deposits	15,173,063	14,211,228
Total deposits	310,271,266	301,127,515

Accrued interest payable and other liabilities	1,186,638	907,385
Total liabilities	$311,457,904	$302,034,900

Common Stock - No par value;
12,000,000 shares authorized; Shares issued 4,664,411 at March 31, 2012 and 4,664,391 at December 31, 2011; Shares outstanding 4,444,960 at March 31, 2012 and 4,444,940 shares at December 31, 2011	—	—
Additional paid in capital	28,409,043	28,390,929
Retained earnings	3,893,458	3,491,678
Treasury stock – 219,451 shares at March 31, 2012 and December 31, 2011	(1,902,439)	(1,902,439)
Accumulated other comprehensive income, net of income taxes	1,853,086	2,013,701

Total shareholders’ equity	32,253,148	31,993,869

Total liabilities and shareholders’ equity	$343,711,052	$334,028,769

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,

	2012	2011
Interest and fee income
Interest and fees on loans	$2,757,987	$2,616,584
Interest and dividends on investment securities	342,922	321,555
Other interest income	26,744	10,565
Total interest and fee income	3,127,653	2,948,704

Interest expense
Interest on deposits	132,059	235,938
Total interest expense	132,059	235,938

Net interest income	2,995,594	2,712,766
Provision for loan losses	120,000	120,000
Net interest income after provision for loan losses	2,875,594	2,592,766

Other income
Service charges, fees and commissions	231,549	245,887
Mortgage banking income	314,872	178,263
Other non-interest income	6,627	5,177
Total other income	553,048	429,327

Other expense
Salaries and employee benefits	1,226,382	1,170,400
Net occupancy expense	333,699	334,478
Other operating expenses	593,707	607,776
Total other expense	2,153,788	2,112,654

Income before income tax expense	1,274,854	909,439
Income tax expense	384,128	260,071
Net income	$890,726	$649,368

Other comprehensive income, net of tax:
Net unrealized (loss) gain on securities	$(160,615)	$388,928
Comprehensive income	$730,111	$1,038,296

Basic earnings per share	$0.20	$0.14
Diluted earnings per share	$0.20	$0.14

Weighted average shares outstanding
Basic	4,444,943	4,430,705
Diluted	4,444,943	4,437,570

Cash Dividend Per Share	$0.11	$0.10

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	Common	Additional Paid In	Retained	Treasury	Accumulated Other Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total

December 31, 2010	$—	$28,202,939	$2,167,927	$(1,902,439)	$250,455	$28,718,882

Net income	—	—	649,368	—	—	649,368

Other comprehensive Income	—	—	—	—	388,928	388,928

Exercise of stock options	—	14,850	—	—	—	14,850

Stock-based compensation expense	—	10,678	—	—	—	10,678

Cash dividends ($0.10 per common share)	—	—	(443,169)	—	—	(443,169)
March 31, 2011	$—	$28,228,467	$2,374,126	$(1,902,439)	$639,383	$29,339,537

December 31, 2011	$—	$28,390,929	$3,491,678	$(1,902,439)	$2,013,701	$31,993,869

Net income	—	—	890,726	—	—	890,726

Other comprehensive Income	—	—	—	—	(160,615)	(160,615)

Exercise of stock options	—	171	—	—	—	171

Stock-based compensation expense	—	17,943	—	—	—	17,943

Cash dividends ($0.11 per common share)	—	—	(488,946)	—	—	(488,946)

March 31, 2012	$—	$28,409,043	$3,893,458	$(1,902,439)	$1,853,086	$32,253,148

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$890,726	$649,368
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	56,409	86,987
Provision for loan losses	120,000	120,000
Stock-based compensation expense	17,943	10,678
Net accretion of unearned discounts and premiums on investments	(95,612)	(25,435)
Origination of mortgage loans held for sale	(22,749,190)	(12,315,707)
Proceeds from sale of mortgage loans held for sale	21,863,238	16,104,796
Decrease (increase) in accrued interest receivable and other assets	104,670	(59,099)
Increase in accrued interest payable and other liabilities	279,250	153,650

Net cash provided by operating activities	487,434	4,725,238

Cash flows from investing activities:
Purchase of investment securities available for sale	—	(15,206,250)
Maturities of investment securities available for sale	455,000	6,160,000
Net decrease in loans	1,276,159	2,994,633
Purchase of premises, equipment and leasehold improvements, net	(19,384)	(56,560)

Net cash provided (used) by investing activities	1,711,775	(6,108,177)

Cash flows from financing activities:
Net increase in deposit accounts	9,143,751	17,736,879
Net decrease in short-term borrowings	—	(353,065)
Dividends paid	(488,943)	—
Stock options exercised	171	14,850

Net cash provided by financing activities	8,654,979	17,398,664

Net increase in cash and cash equivalents	10,854,188	16,015,725
Cash and cash equivalents at beginning of period	52,063,476	24,430,785

Cash and cash equivalents at end of period	$62,917,664	$40,446,510

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$140,262	$216,240
Income taxes	$60,730	$139,111

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$3	$443,169
Change in unrealized losses on available for sale securities	$(160,615)	$388,928

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

NOTE 1: Basis of Presentation
The Bank of South Carolina (the “Bank”) was organized on October 22, 1986 and opened for business as a state-chartered financial institution on February 26, 1987, in Charleston, South Carolina. The Bank was reorganized into a wholly-owned subsidiary of Bank of South Carolina Corporation (the “Company”), effective April 17, 1995. At the time of the reorganization, each outstanding share of the Bank was exchanged for two shares of Bank of South Carolina Corporation Stock. The Company operates as a commercial bank from its four banking houses located at: 256 Meeting Street, Charleston, SC, 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC and 2027 Sam Rittenberg Boulevard, Charleston, SC.

The consolidated financial statements in this report are unaudited, except for the December 31, 2011 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 2: Reclassification
Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the quarter ended March 31, 2011 were reclassified to conform to the March 31, 2012 presentation.

NOTE 3: Investment Securities
The Company classifies investments into three categories as follows: (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for the three months ended March 31, 2012 and 2011. The Company does not have any mortgage- backed securities nor has it ever invested in mortgage-backed securities.

NOTE 4: Mortgage Loans to be Sold:
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. At March 31, 2012 and December 31, 2011, the Company had approximately $8.5 million and $7.6 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered and are included in mortgage banking income in the consolidated statements of income.

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

The Company accounts for nonrefundable fees and costs associated with originating or acquiring loans by requiring that loan origination fees be recognized over the life of the related loan as an adjustment on the loan’s yield. Certain direct loan origination costs shall be recognized over the life of the related loan as a reduction of the loan’s yield. This statement changed the practice of recognizing loan origination and commitment fees prior to inception of the loan.

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

The following is a summary of the non-accrual loans as of March 31, 2012 and December 31, 2011.

March 31, 2012
Loans Receivable on Non-Accrual
Commercial	$3,556
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	2,087,243
Consumer:
Consumer Real Estate	67,981
Consumer - Other	—
Total	$2,158,780

December 31, 2011
Loans Receivable on Non-Accrual
Commercial	$4,018
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	851,672
Consumer:
Consumer Real Estate	67,981
Consumer - Other	—
Total	$923,671

The following is a schedule of the Bank’s delinquent loans, excluding mortgage loans held for sale and deferred loan fees, as of March 31, 2012 and December 31, 2011.

March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$8,128	13,519	—	21,647	53,020,591	53,042,238	—
Commercial Real Estate:
Commercial Real Estate - Construction	—	—	—	—	3,250,384	3,250,384	—
Commercial Real Estate -Other	568,807	1,289,527	2,005,285	3,863,619	102,900,841	106,764,460	—
Consumer:
Consumer- Real Estate	26,488	—	—	26,488	44,953,869	44,980,357	—
Consumer-Other	42,209	—		42,209	4,360,934	4,403,143	—
Total	$645,632	1,303,046	2,005,285	3,953,963	208,486,619	212,440,582	—

December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$50,892	—	—	50,892	55,514,633	55,565,525	—
Commercial Real Estate:
Commercial Real Estate - Construction	—	—	—	—	3,564,327	3,564,327	—
Commercial Real Estate -Other	1,268,321	—	788,167	2,056,488	104,352,133	106,408,621	282,173
Consumer:
Consumer- Real Estate	—	—	—	—	43,185,861	43,185,861	—
Consumer-Other	4,401	30,319	605	35,325	4,949,453	4,984,778	—
Total	$1,323,614	30,319	788,772	2,142,705	211,566,407	213,709,112	282,173

As of March 31, 2012 and December 31, 2011, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans For the Three Months Ended March 31, 2012

With no related allowance recorded:	Unpaid Principal Balance	Recorded Investments	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$83,350	$3,556	$—	$8,335	$2,194
Commercial Real Estate	8,707,440	7,616,473	—	7,592,247	235,259
Consumer Real Estate	319,536	314,832	—	317,274	27,130
Consumer Other	—	—	—	—	—

Total	$9,110,326	$7,934,861	$—	$7,917,856	$264,583

With an allowance recorded:
Commercial	$1,360,535	$1,280,962	$1,280,962	$1,296,650	$110,984
Commercial Real Estate	375,000	312,591	203,776	322,231	18,093
Consumer Real Estate	822,750	819,341	345,494	819,427	49,904
Consumer Other	50,000	49,540	49,540	49,663	912

Total	$2,608,285	$2,462,434	$1,879,772	$2,487,971	$179,893

Impaired and Restructured Loans For the Year Ended December 31, 2011

With no related allowance recorded:	Unpaid Principal Balance	Recorded Investments	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$83,350	$4,018	$—	$8,625	$315
Commercial Real Estate	4,289,820	4,321,755	—	4,299,045	99,046
Consumer Real Estate	319,536	315,926	—	317,776	12,596
Consumer Other	—	—	—	—	—

Total	$4,692,706	$4,641,699	$—	$4,625,446	$111,957

With an allowance recorded:
Commercial	$1,360,535	$1,281,462	$1,281,462	$1,298,891	$57,458
Commercial Real Estate	668,950	625,648	187,713	634,511	9,957
Consumer Real Estate	822,750	819,341	345,494	819,423	34,636
Consumer Other	50,000	49,742	49,742	49,742	—

Total	$2,902,235	$2,776,193	$1,864,411	$2,802,567	$102,051

The following table illustrates credit risks by category and internally assigned grades at March 31, 2012 and December 31, 2011.

March 31, 2012

	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer – Real Estate	Consumer – Other

Pass	$45,765,487	$3,250,384	$89,892,401	$40,177,428	$3,860,448
Watch	3,263,900	—	2,970,971	2,774,136	220,369
OAEM	1,128,585	—	5,592,365	528,083	186,481
Sub-Standard	2,884,266	—	8,308,723	1,500,710	135,845
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$53,042,238	$3,250,384	$106,764,460	$44,980,357	$4,403,143

December 31, 2011

	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer – Real Estate	Consumer – Other

Pass	$48,160,256	$3,088,190	$93,889,871	$38,551,256	$4,390,391
Watch	4,000,123	476,137	4,581,885	3,312,679	214,617
OAEM	2,071,137	—	1,905,745	212,545	311,905
Sub-Standard	1,334,009	—	6,031,120	1,109,381	67,865
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$55,565,525	$3,564,327	$106,408,621	$43,185,861	$4,984,778

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category at March 31, 2012 and December 31, 2011. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

March 31, 2012

	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,586,510	$420,367	$450,338	$91,402	$558,267	$3,106,884
Charge-offs	(17,152)	—	—	(230)	—	(17,382)
Recoveries	11,380	3,632	10,000	—	—	25,012
Provisions	(5,391)	(120,786)	104,000	(5,285)	147,462	120,000
Ending Balance	1,575,347	303,213	564,338	85,887	705,729	3,234,514
Ending Balances:
Individually evaluated for impairment	1,284,534	7,929,064	1,134,173	49,540	—	10,397,311
Collectively evaluated for impairment	$51,757,704	$102,085,780	$43,846,184	$4,353,603	$—	$202,043,271

December 31, 2011

	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,502,298	$128,334	$27,200	$218,897	$1,061,859	$2,938,588
Charge-offs	(17,943)	(303,403)	(62,368)	—	—	(383,714)
Recoveries	42,662	28,838	510	—	—	72,010
Provisions	59,493	566,598	126,060	231,441	(503,592)	480,000
Ending Balance	1,586,510	420,367	91,402	450,338	558,267	3,106,884
Ending Balances:
Individually evaluated for impairment	1,285,480	4,947,403	49,742	1,135,267	—	7,417,892
Collectively evaluated for impairment	$54,280,045	$105,025,545	$4,935,036	$42,050,594	$—	$206,291,220

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $2,514,709 and $491,153 at March 31, 2012 and December 31, 2011, respectively, and are illustrated in the following table. At March 31, 2012 and December 31, 2011, all restructured loans were performing as agreed. There was one restructured loan at December 31, 2010 in the amount of $153,015 that failed to continue to perform as agreed upon and, as a result, the loan was charged off in March 2011.

Modification
As of March 31, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial		$		$—
Commercial Real Estate	3		$2,399,973	$2,399,973
Commercial Real Estate Construction	—	$		$—
Consumer Real Estate –Prime	1		$114,736	$114,736
Consumer Real Estate-Subprime	—		$—	$—
Consumer Other	—		$—	$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—		$—	$—
Commercial Real Estate	—		$—	$—
Commercial Real Estate Construction	—		$—	$—
Consumer Real Estate -Prime	—		$—	$—
Consumer Real Estate-Subprime	—		$—	$—
Consumer Other	—		$—	$—

Modification
As of December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial		$		$—
Commercial Real Estate	1		$375,323	$375,323
Commercial Real Estate Construction	—		$—	$—
Consumer Real Estate –Prime	1		$115,830	$115,830
Consumer Real Estate-Subprime	—		$—	$—
Consumer Other	—		$—	$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—		$—	$—
Commercial Real Estate	1		$153,015	$153,015
Commercial Real Estate Construction	—		$—	$—
Consumer Real Estate -Prime	—		$—	$—
Consumer Real Estate-Subprime	—		$—	$—
Consumer Other	—		$—	$—

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. The Company believes it has no uncertain tax positions as of March 31, 2012.

NOTE 8: Stock Based Compensation
The shareholders of the Company voted at the Company’s Annual Meeting, April 13, 2010 to approve the 2010 Omnibus Stock Incentive Plan, including 330,000 shares (adjusted for a 10% stock dividend declared on August 26, 2010) reserved under the plan (copy of the plan was filed with 2010 Proxy Statement). This plan is intended to assist the Company in recruiting and retaining employees with ability and initiative by enabling employees to participate in its future success and to associate their interest with those of the Company and its shareholders. Under the Omnibus Stock Incentive Plan, options are periodically granted to employees at a price not less than 100% of the fair market value of the shares at the date of the grant. All employees are eligible to participate in this plan if the Executive Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to the profits or growth of the Company or its subsidiary. Options may be exercised in whole at any time or in part from time to time at such times and in compliance with such requirements as the Executive Committee shall determine. The maximum period in which an Option may be exercised is determined at the date of grant and shall not exceed 10 years from the date of grant.

The options are not transferable except by will or by the laws of descent and distribution. There were no options granted during the three months ended March 31, 2012. On March 24, 2011, the Executive Committee granted options to purchase 5,000 shares of stock to 1 employee. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grant: dividend yield 4.02%, historical volatility 54.43%, risk free interest rate of 3.42%, and an expected life of 10 years.

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

The following is a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plan for the three months ending March 31, 2012 and the 1998 Omnibus Stock Incentive Plan for the three months ended March 31, 2011.

Three Months Ended March 31, 2012	Options	Weighted Average Exercise Price

Balance at January 1, 2012	168,266	$11.23
Exercised	(20)	8.54
Balance at March 31, 2012	168,246	$11.23

Three months Ended March 31, 2011	Options	Weighted Average Exercise Price

Balance at January 1, 2011	88,831	$11.51
Granted	5,000	11.67
Exercised	(1,831)	8.11
Balance at March 31, 2011	92,000	$11.59

Options exercisable at March 31, 2012	5,253	$8.54

NOTE 9: Shareholders’ Equity
A regular quarterly cash dividend of $.11 per share was declared on March 22, 2012 for shareholders of record at April 6, 2012, payable April 30, 2012. Income per common share for the three months ended March 31, 2012 and for the three months ended March 31, 2011 was calculated as follows:

	FOR THE THREE MONTHS ENDED MARCH 31, 2012
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$890,726

Basic income available to common shareholders	$890,726	4,444,943	$.20

Effect of dilutive options		—

Diluted income available to common shareholders	$890,726	4,444,943	$.20

	FOR THE THREE MONTHS ENDED MARCH 31, 2011
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$649,368

Basic income available to common shareholders	$649,368	4,430,705	$.14

Effect of dilutive options		6,865

Diluted income available to common shareholders	$649,368	4,437,570	$.14

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

NOTE 10: Comprehensive Income
The Company applies accounting standards which establish guidance for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and net unrealized gains or losses on securities and is presented in the consolidated statements of income and comprehensive income.

Comprehensive income totaled $730,111 at March 31, 2012 and $1,038,296 at March 31, 2011.

NOTE 11: Fair Value Measurements
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

The standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of input that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 are as follows:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
US Treasury Note	$6,261,562	$—	$—	$6,261,562
Government Sponsored Enterprises	$—	$18,377,605	$—	$18,377,605
Municipal Securities	$—	$34,107,436	$—	$34,107,436
Mortgage loans held for sale	$—	$8,464,539	$—	$8,464,539
Total	$6,261,562	$60,949,580	$—	$67,211,142

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
US Treasury Note	$6,310,782	$—	$—	$6,310,782
Government Sponsored Enterprises	$—	$18,434,117	$—	$18,434,117
Municipal Securities	$—	$34,807,261	$—	$34,807,261
Mortgage loans held for sale	$—	$7,578,587	$—	$7,578,587
Total	$6,310,782	$60,819,965	$—	$67,130,747

Mortgage Loans Held for Sale

The Company originates fixed and variable rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with investors, are carried in the Company’s loans held for sale portfolio. These loans are fixed rate residential loans that have been originated in the Company’s name and have closed. Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers. Therefore, these loans present very little market risk for the Company. The Company usually delivers to, and receives funding from, the investor within 30 days. Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts” basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination. These loans are classified as Level 2.

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan”.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012 and March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records the impaired loan as nonrecurring Level 3.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an on going basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of March 31, 2012 and December 31, 2011 for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2012 and twelve months ended December 31, 2011.

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
Impaired loans	$—	$—	$8,517,523	$8,517,523
Total	$—	$—	$8,517,523	$8,517,523

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Impaired loans	$—	$—	$5,553,481	$5,553,481
Total	$—	$—	$5,553,481	$5,553,481

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

c. Loans

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans by the Company at March 31, 2012 and December 31, 2011, approximate market.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

March 31, 2012
Fair Value Measurement

			Quoted Prices in Active Markets for Identical	Significant Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments-Assets
Investment Securities Available for Sale	$58,746,603	$58,746,603	$6,261,562	$52,485,041	$—
Loans	212,440,582	212,968,756	—	—	214,294,224
Mortgage Loans to be Sold	8,464,539	8,464,539	—	8,464,539	—
Financial Instruments-Liabilities
Deposits	310,271,266	310,328,841	—	310,328,841	—

March 31, 2012
Fair Value Measurement

			Quoted Prices in Active Markets for Identical	Significant Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments-Assets
Investment Securities Available for Sale	$59,552,160	$59,552,160	$6,310,782	$53,241,378	$—
Loans	213,709,112	214,294,224	—	—	214,294,224
Mortgage Loans to be Sold	7,578,587	7,578,587	—	7,578,587	—
Financial Instruments-Liabilities
Deposits	301,127,515	301,830,957	—	301,830,957	—

	March 31, 2012
	Notional Amount	Fair Value
Off Balance Sheet Financial Instruments:

Commitments to extend credit	$48,058,360	$—
Standby letters of credit	875,679	—

	December 31, 2011
	Notional Amount	Fair Value
Off Balance Sheet Financial Instruments:

Commitments to extend credit	$47,629,822	$—
Standby letters of credit	875,679

NOTE 12: Recently Issued Accounting Pronouncements
The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 13: Subsequent Events
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

On February 7, 2012, the Company was notified by a large depositor, that its funds would be withdrawn by the end of that month. This Company was started in Charleston, SC, and was purchased by an out-of-state company in 2007. The deposits remained with The Bank of South Carolina with the understanding these deposits would eventually be moved. At quarter end, these deposits had not been withdrawn; however, the majority, $40.8 million, were withdrawn in April 2012 with $6.8 million remaining on deposit as of the date of this filing.

On April 10, 2012 Hugh C. Lane, Jr. announced his retirement as President and Chief Executive Officer of Bank of South Carolina Corporation (the “Company”) and the Company’s wholly owned subsidiary, The Bank of South Carolina (the “Bank”) effective April 11, 2012. Mr. Lane will serve as Chairman of the Board of Directors of both the Company and the Bank.

On April 10, 2012 the Board of Directors of the Company and the Board of Directors of the Bank elected Fleetwood S. Hassell as President and Chief Executive Officer of both the Company and the Bank and Douglas Hutson Sass as Executive Vice President and Senior Lending Officer of both the Company and the Bank effective April 11, 2012.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this quarterly report contain certain “forward-looking statements” concerning the future operations of the Bank of South Carolina Corporation. Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. The Company has used “forward-looking statements” to describe future plans and strategies including its expectations of the Company’s future financial results. The following are cautionary statements. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. A variety of factors may affect the operations, performance, business strategy and results of the Company including, but not limited to the following:

●	Risk from changes in economic, monetary policy, and industry conditions
●	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources
●	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation
●	Risk inherent in making loans including repayment risks and changes in the value of collateral
●	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans
●	Level, composition, and re-pricing characteristics of the securities portfolio
●	Deposit growth, change in the mix or type of deposit products and services
●	Continued availability of senior management
●	Technological changes
●	Ability to control expenses
●	Changes in compensation
●	Risks associated with income taxes including potential for adverse adjustments
●	Changes in accounting policies and practices
●	Changes in regulatory actions, including the potential for adverse adjustments
●	Recently enacted or proposed legislation
●	Current disarray in the financial service industry.

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

Overview
Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $343.7 million in assets as of March 31, 2012 and net income of $890,726 for the three months ended March 31, 2012. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of the Company’s financial condition as of March 31, 2012 as compared to December 31, 2011 and the results of operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The discussion and analysis identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

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

There are risks inherent in all loans; therefore, the Company maintains an allowance for loan losses to absorb estimated losses on existing loans that may become uncollectible. The Company established and maintains this allowance based on a methodology representing the environment it operates within. For a detailed discussion on the allowance for loan losses see “Provision for Loan Losses”.

The Company’s results of operations depend not only on the level of its net interest income from loans and investments, but also on its non-interest income and its operating expenses. Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread. The Company’s net interest spread for the three months ended March 31, 2012 was 3.67% compared to 3.81% for the three months ended March 31, 2011. This decrease in the net interest spread was primarily due to high yielding investment securities maturing and subsequently re-invested at significantly lower rates.

Non-interest income includes fees and other expenses charged to customers. A more detailed discussion of interest income, non-interest income and operating expenses follows.

For three months ended March 31, 2012, the Bank has paid $540,000 to the Company for dividend payments.

CRITICAL ACCOUNTING POLICIES
The Company has adopted various accounting policies that govern the application principles generally accepted in the United States and with general practices within the banking industry in the preparation of its financial statements. The Company’s significant accounting policies are described in the footnotes to its unaudited consolidated financial statements as of March 31, 2012 and its notes included in the consolidated financial statements in its 2011 Annual Report on Form 10-K as filed with the SEC.

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

BALANCE SHEET
CASH AND CASH EQUIVALENTS
Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold. In order to improve the Company’s yield on daily liquidity, the Company terminated all of its Federal Funds positions and moved the money to the Federal Reserve as the Company was able to earn .25% - approximately ten basis points more than the Company was making on Federal Funds. Therefore there were no Federal Funds sold at March 31, 2012 or December 31, 2011. Total Cash and cash equivalents increased 9.00% or $10,048,631 to $121,664,267 at March 31, 2012, from $111,615,636 at December 31, 2011. This increase is the result of core deposit growth.

Regulations set by the Federal Reserve require the Company to maintain certain average cash reserve balances. At March 31, 2012 and December 31, 2011 the daily average reserve requirement was approximately $700,000.

LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets. At March 31, 2012, outstanding loans (plus deferred loan fees of $55,603) totaled $212,440,582 which equaled 68.47% of total deposits and 61.81% of total assets. Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina.

Because lending activities comprise such a significant source of revenue, the Company’s main objective is to adhere to sound lending practices. The Loan Committee of the Board of Directors meets monthly to evaluate the adequacy of the Allowance for Loan Losses and to review all loans resulting in credit exposure of $10,000 or more.

The breakdown of total loans by type and the respective percentage of total loans are as follows:

	March 31,		December 31,
	2012	2011	2011
Commercial loans	$53,042,238	$50,465,500	$55,565,525
Commercial real estate:
Commercial real estate construction	3,250,384	4,128,026	3,564,327
Commercial real estate other	106,764,460	101,503,665	106,408,621
Consumer
Consumer real estate	44,980,357	42,805,491	43,185,861
Consumer other	4,403,143	5,833,506	4,984,778
	212,440,582	204,736,188	213,709,112
Allowance for loan losses	(3,234,514)	(2,763,745)	(3,106,884)

Loans, net	$209,206,068	$201,972,443	$210,602,228

Percentage of Loans	March 31,		December 31,
	2012	2011	2011
Commercial loans	24.97%	24.65%	26.00%
Commercial real estate constructions	1.53%	2.01%	1.67%
Commercial real estate other	50.26%	49.58%	49.79%
Consumer real estate	21.17%	20.91%	20.21%
Consumer other	2.07%	2.85%	2.33%

Total	100.00%	100.00%	100.00%

Although the Company’s customers indicate that business conditions are improving, loan demand did not increase during the first quarter of 2012 from year end 2011.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on investments at March 31, 2012 was 2.47% compared to 2.45% at December 31, 2011. The amortized cost of the investments available for sale at March 31, 2012 and December 31, 2011 and percentage of each category to total investments are as follows:

INVESTMENT PORTFOLIO

	March 31, 2012	December 31, 2011
US Treasury Notes	$6,261,562	$6,310,782
Government-Sponsored Enterprises	18,377,605	18,434,117
Municipal Securities	34,107,436	34,807,261
	$58,746,603	$59,552,160

US Treasury Note	10.66%	10.60%
Government-Sponsored Enterprises	31.28%	30.95%
Municipal Securities	58.06%	58.45%
	100.00%	100.00%

All investment securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at March 31, 2012 and December 31, 2011. The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

The amortized cost and fair value of investment securities available for sale are summarized as follows as of March 31, 2012 and December 31, 2011:

	MARCH 31, 2012
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Note	$6,139,487	$122,075	$—	$6,261,562
Government-Sponsored Enterprises	18,031,262	346,343	—	18,377,605
Municipal Securities	31,634,448	2,473,749	761	34,107,436

Total	$55,805,197	$2,942,167	$761	$58,746,603

	DECEMBER 31, 2011
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,153,299	$157,483	$—	$6,310,782
Government-Sponsored Enterprises	18,100,730	333,387	—	18,434,117
Municipal Securities	32,101,781	2,706,597	1,117	34,807,261

Total	$56,355,810	$3,197,467	$1,117	$59,552,160

The amortized cost and fair value of investment securities available for sale at March 31, 2012, and December 31, 2011, by contractual maturity are as follows:

March 31, 2012
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$4,652,534	$4,669,047
Due in one year to five years	29,307,226	30,158,951
Due in five years to ten years	12,452,562	13,652,709
Due in ten years and over	9,392,875	10,265,896

Total	$55,805,197	$58,746,603

December 31, 2011
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$3,745,464	$3,752,060
Due in one year to five years	30,306,215	31,159,444
Due in five years to ten years	11,110,227	12,350,591
Due in ten years and over	11,193,904	12,290,065

Total	$56,355,810	$59,552,160

The fair value of investment securities available for sale with unrealized losses at March 31, 2012, and December 31, 2011, are as follows:

MARCH 31, 2012

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$—	$—	$—	$—	$—	$—
Government-Sponsored Enterprises	—	—	—	—	—	—
Municipal Securities	164,239	761	—	—	164,239	761

	$164,239	$761	$—	$—	$164,239	$761

DECEMBER 31, 2011

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$—	$—	$—	$—	$—	$—
Government-Sponsored Enterprises	—	—	—	—	—	—
Municipal Securities	243,884	1,117	—	—	243,884	1,117

	$243,884	$1,117	$—	$—	$243,884	$1,117

At March 31, 2012, there were two Municipal Securities with an unrealized loss of $761 as compared to three Municipal Securities with an unrealized loss of $1,117, at December 31, 2011. The unrealized losses on investments were caused by interest rate increase. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 69.38% of average earning assets for the three months ended March 31, 2012, and 71.80% for the twelve months ended December 31, 2011. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	March 31,		December 31,
	2012	2011	2011
Non-interest bearing demand	77,565,884	57,417,806	70,217,614
Interest bearing demand	61,161,565	54,724,732	64,350,891
Money market accounts	99,169,593	80,809,316	96,292,414
Certificates of deposit $100,000 and over	40,178,883	45,280,146	38,638,528
Other time deposits	17,022,278	17,647,120	17,416,840
Other savings deposits	15,173,063	12,294,734	14,211,228

Total Deposits	310,271,266	268,173,854	301,127,515

Percentage of Deposits	March 31,		December 31,
	2012	2011	2011
Non-interest bearing demand	25.00%	21.41%	23.32%
Interest bearing demand	19.71%	20.41%	21.37%
Money Market accounts	31.96%	30.13%	31.98%
Certificates of deposit $100,000 and over	12.95%	16.88%	12.83%
Other time deposits	5.49%	6.59%	5.78%
Other savings deposits	4.89%	4.58%	4.72%

Total Deposits	100.00%	100.00%	100.00%

Deposits have increased 15.70% from March 31, 2011 to March 31, 2012 and 3.04% from December 31, 2011 to March 31, 2012.

On February 7, 2012, the Company was notified by a large depositor, that its funds would be withdrawn by the end of that month. This Company was started in Charleston, SC and was purchased by an out-of-state company in 2007. The deposits remained with The Bank of South Carolina with the understanding these deposits would eventually be moved. At quarter end, these deposits had not been withdrawn; however, the majority, $40.8 million were withdrawn after quarter end leaving $6.8 million on deposit as of the date of this filing.

SHORT-TERM BORROWINGS
The Bank had a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank had the ability to borrow up to $1,000,000 at March 31, 2011 under the arrangement at an interest rate set by the Federal Reserve. The note was secured by Government Sponsored Enterprise Securities with a market value of $1,112,665 at March 31, 2011. The amount outstanding under the note totaled $414,431 at March 31, 2011. The Federal Reserve discontinued this program on December 30, 2011. Electronic tax deposits will no longer be deposited into the Company’s TT&L main account balance. At March 31, 2012 and December 31, 2011, the Company had no outstanding federal funds purchased with the option to borrow up to $21,000,000 on short term lines of credit. In March 2012, the Company established a $6 million REPO Line with Morgan Keegan. There have been no borrowings under this agreement. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. The Company established this arrangement as an additional source of liquidity. As of March 31, 2012 and December 31, 2011 the Company could borrow up to $61,461,326 and $61,527,194, respectively. There have been no borrowings under this arrangement.

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011
Net income increased $241,358 or 37.17% to $890,726, or basic and diluted earnings per share of $.20 and $.20, respectively, for the three months ended March 31, 2012, from $649,368, or basic and diluted earnings per share of $.14 and $.14, respectively, for the three months ended March 31, 2011. The increase in net income between periods is primarily due to an increase in interest and fees on loans, an increase in mortgage banking income and a decrease in the cost of funds. Average earning assets increased $42.04 million for the three months ended March 31, 2012 as compared to the same period in 2011. Average earning assets were $321.5 million during the three months ended March 31, 2012 as compared to $279.4 million for the three months ended March 31, 2011. Average loans increased $10.8 million or 5.14% to $219.7 million for the three months ended March 31, 2012 as compared to $208.9 million for the three months ended March 31, 2011.

Net Interest Income
Net interest income, the major component of the Company’s net income, increased $282,828 or 10.43% to $2,995,594 for the three months ended March 31, 2012, from $2,712,766 for the three months ended March 31, 2011. This increase is primarily due to an increase of $141,403 or 5.40% in interest and fees on loans as well as a decrease of $103,879 in the cost of funds. Average loans increased $10,741,133 or 5.14%. Net interest expense decreased $103,879 or 44.03% to $132,059 for the three months ended March 31, 2012, from $235,938 for the three months ended March 31, 2011. The yield on average deposits decreased from .47% for the three months ended March 31, 2011, to .24% for the three months ended March 31, 2012. Average interest bearing deposits increased $20,842,897 or 10.31% during the same time period. The Company’s non-interest bearing demand accounts increased $20,148,078 or 35.09% to $77,565,884 for the three months ended March 31, 2012 from $57,417,806 for the three months ended March 31, 2011. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) includes a provision which requires the Federal Deposit Insurance Corporation (FDIC) to provide unlimited federal deposit insurance for non-interest-bearing demand transaction accounts. In addition, interest rates remain at historically low rates resulting in lower rates paid on deposits as well as lower rates paid on short term borrowings.

The Company also experienced a modest increase of $21,367 and $16,179 on interest and dividends from investment securities and other interest income, respectively. Average investments increased $15,817,875 or 36.07% to $59,674,803 for the three months ended March 31, 2012, from $43,856,928 for the three months ended March 31, 2011. The yield on the average investments decreased 66 basis points from 2.97% at March 31, 2011 to 2.31% at March 31, 2012. This decrease was primarily due to securities with a high yield maturing during the three months ended March 31, 2011. The funds were re-invested; however, they were re-invested at significantly lower rates. Average other interest bearing assets increased $15,479,074 from the three months ended March 31, 2011 to $42,153,952 for the three months ended March 31, 2012. To improve its yield on daily liquidity, the Company terminated all of its Federal Funds positions, moving this money to deposits with the Federal Reserve as the Company was able to earn .25% (approximately 10 basis points more than the Company was earning on its Federal Funds deposits).

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

A general reserve analysis is performed on all loans, excluding impaired loans, based on FASB ASC 450-20. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. The three year historical loss percentage was .306% and .337% at March 31, 2012 and March 31, 2011, respectively.

Qualitative and environmental factors include external risk factors that Management believes are representative of the overall lending environment of the Company. Management believes that the following factors create a more comprehensive system of controls in which the Company can monitor the quality of the loan portfolio.

1)	Portfolio risk
a.	Levels and trends in delinquencies and impaired loans
b.	Trends in volume and terms of loans
c.	Over-margined real estate lending risk
2)	National and local economic trends and conditions
3)	Effects of changes in risk selection and underwriting practices
4)	Experience, ability and depth of lending management staff
5)	Industry conditions
6)	Effects of changes in credit concentrations
a.	Loan concentration
b.	Geographic concentration
c.	Regulatory concentration
7)	Loan and credit administration risk
a.	Collateral documentation
b.	Insurance Risk
c.	Maintenance of financial information risk

The sum of each component’s analysis results represents the “estimated loss” within the Company’s total portfolio.

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

Although significantly under the threshold of 100% of capital (currently approximately $32 million), the Company’s list and number of over margined real estate loans currently totals approximately $16.3 million or approximately 7.39% of its loan portfolio.

The credit rating matrix is used to rate all extensions of credit; providing a more specified picture of the risk each loan poses to the quality of the loan portfolio. There are eight possible ratings used to determine the quality of each loan based on nine different qualifying characteristics: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance, and the borrower’s leverage position. The matrix is designed to meet management’s standards and expectations of loan quality. In addition to the rating matrix, the Company rates its credit exposure on the basis of each loan instead of the quality of each borrower.

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

The Bank has over 350 years of lending management experience among eleven members of its lending staff. In addition to the lending staff the Bank has an Advisory Board for each branch comprised of business and community leaders from the specific branch’s market area. Management meets with these boards quarterly to discuss the trends and conditions in each respective market. Management is aware of the many challenges currently facing the banking industry. The Assessment of banks to replenish the insurance fund and its corresponding impact on bank profits, increased regulatory scrutiny in and or on lending practices, and pending changes in deposit and or funding source type and mix, continue to impact the Company’s environment. As other banks look to increase earnings in the short term, the Company will continue to emphasize the need to maintain its sound lending practices and core deposit growth.

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

As of March 31, 2012, there were only five Standard Industrial Code groups that comprised more than two percent of the Bank’s total outstanding loans. The five groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, legal services, and dentist offices.

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

Based on the evaluation described above, the Company recorded a provision for loan losses during the three months ended March 31, 2012 and March 31, 2011 of $120,000, respectively. At March 31, 2012 the three year average loss ratios were: .56% Commercial, .82% Consumer, .49% 1-4 Residential, .00% Real Estate Construction and .101% Real Estate Mortgage. The three year historical loss ratio used at March 31, 2012 was .31% compared to .34% at March 31, 2011.

During the quarter ended March 31, 2012, charge-offs of $17,382 and recoveries of $25,012 were recorded to the allowance resulting in an Allowance for Loan Losses of $3,234,514 or 1.52% of total loans, compared to charge-offs of $303,403 and recoveries of $8,559 resulting in an Allowance for Loan Losses of $2,763,745 or 1.35% of total loans at March 31, 2011.

The Bank had impaired loans totaling $8,517,524 as of March 31, 2012, compared to $3,089,808 as of March 31, 2011. The impaired loans include non-accrual loans with balances at March 31, 2012 and March 31, 2011 of $2,158,780 and $1,345,211, respectively. The Bank had four restructured loans (“TDR”) at March 31, 2012 and one restructured loan at March 31, 2011. According to GAAP, the Bank is required to account for certain loan modifications or restructuring as a troubled debt restructuring. In general, the modification or restructuring of a debt is considered a TDR if the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. At March 31, 2012 the four restructured loans had an aggregate balance of $2,514,709. The one restructured loan at March 31, 2011 had an aggregate balance of $119,367. Included in the impaired loans at March 31, 2012, is one credit totaling $2,623,567 which is secured by a first mortgage. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six months, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest at March 31, 2012 or March 31, 2011.

Net recoveries for the three months ended March 31, 2012 were $7,629 compared to net charge-offs of $294,844 for the three months ended March 31, 2011. Although uncertainty in the economic outlook still exists, management believes the loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The following table represents the net charge-offs by loan type.

Net charge-offs
	March 31, 2012	March 31, 2011
Commercial Loans	$(5,773)	$2,638
Commercial Real Estate	3,632	—
Consumer real estate	10,000	(297,482)
Consumer other	(230)	—
Total	$7,629	$(294,844)

The Company had $705,729 unallocated reserves at March 31, 2012 related to other inherent risk in the portfolio compared to unallocated reserves of $566,025 at March 31, 2011. Management believes this amount is appropriate and properly supported through the environmental factors of its Allowance for Loan Losses. Management believes the allowance for loan losses at March 31, 2012 is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the Allowance for Loan Losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. No provision was recorded during the three months ended March 31, 2012 or the three months ended March 31, 2011, resulting in no change to the balance of $20,825.

Other Income
Other income for the three months ended March 31, 2012, increased $123,721 or 28.82% to $553,048 from $429,327 for the three months ended March 31, 2011. This increase is primarily due to an increase in mortgage banking income of $136,609 or 76.63% to $314,872 for the three months ended March 31, 2012 as compared to $178,263 for the three months ended March 31, 2011. During the three months ended March 31, 2012, the Company originated $21.9 million in mortgage loans compared to $12.3 million for the three months ended March 31, 2011.

Other Expense
Bank overhead increased $41,134 or 1.95% to $2,153,788 for the three months ended March 31, 2012, from $2,112,654 for the three months ended March 31, 2011. This increase was primarily due to increases in salaries and employee benefits, and data processing fees coupled with decreases in professional fees and maintenance and repairs. Wages increased $17,474 or 1.84% from $949,264 for the three months ended March 31, 2011 to $966,738 for the three months ended March 31, 2012, as a result of annual merit increases and the addition of two mortgage lenders. The cost of providing insurance for employees also increased with the addition of the two mortgage lenders as well as a rate increase by the insurance provider. The cost increased $19,386 from $78,201 for the three months ended March 31, 2011 to $97,587 for the three months ended March 31, 2012. Data processing fees increased $44,083 or 41.86% for the three months ended March 31, 2012. This increase is primarily a result of additional customers signing up for eCorp (online banking for corporations) and remote deposit capture. The Company’s data processing fees will continue to increase as additional customers sign up for these products. Professional audit fees decreased $27,174 as the result of price negotiations with one of the Company’s external auditors. The company saw a decrease in fees paid to the FDIC of $49,909 or 54.99% for the three months ended March 31, 2012 from $90,761 for the three months ended March 31, 2011, as the result of a decrease in the rate used to calculate the assessment. During 2010 and 2011 the Company purchased three new heat pumps. The addition of the heat pumps have contributed to reducing the Company’s repair and maintenance expenses. The other changes in non-interest expense reflect normal fluctuations between two periods.

Income Tax Expense
For the three months ended March 31, 2012, the Company’s effective tax rate was 30.13% compared to 28.60% during the three months ended March 31, 2011.

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

The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below. The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet. The balance of the reserve was $20,825 at March 31, 2012 and 2011. The Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $48,934,039 and $45,451,474 at March 31, 2012 and 2011, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2012 was $875,679 and $532,613 at March 31, 2011.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at March 31, 2012. The Company has forward sales commitments, totaling $8.5 million at March 31, 2012, to sell loans held for sale of $8.5 million. The fair value of these commitments was not significant at March 31, 2012. The Company has no embedded derivative instruments requiring separate accounting treatment.

Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company’s primary liquid assets accounted for 37.86% and 30.61% of total assets at March 31, 2012 and 2011, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At March 31, 2012, the Bank had short-term lines of credit totaling approximately $21,000,000 (which are withdrawable at the lender’s option), with no outstanding balance at March 31, 2012. Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale. In March 2012, the Company established a $6 million REPO Line with Morgan Keegan. There have been no borrowings under this agreement. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. As of March 31, 2012 the Company could borrow up to $61,461,326. There have been no borrowings under this arrangement.

The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000 and other large deposits. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At March 31, 2012 and 2011, the Bank’s liquidity ratio was 26.94% and 23.97%, respectively.

Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders’ equity at March 31, 2012 of $32,253,148. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at March 31, 2012, for the Bank is 13.74% and at March 31, 2011 was 13.15%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of March 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

At March 31, 2012 and 2011, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Chief Financial Officer/ Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Chief Financial Officer/Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending March 31, 2012, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

The Company established a Disclosure Committee on December 20, 2002. The committee is made up of the President and Chief Executive Officer, Chief Financial Officer/Executive Vice President, Executive Vice President (Credit and Loan Administration), Chairman of the Board, Vice President (Audit Compliance), Vice President (Accounting), Vice President (Credit Department) and Vice President (Operations and Technology). This Committee meets quarterly to review the 10Q and or the 10K, to assure that the financial statements, Securities and Exchange Commission filings, and all public releases are free of any material misstatements and correctly reflect the financial position, results of operations and cash flows of the Company. This Committee also assures that the Company is in compliance with the Sarbanes-Oxley Act.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings
In November 2011, the Company received a “make whole demand statement” from Bank of America in the amount of $321,136 for a loan that closed in July of 2006. Bank of America stated that the file has been audited by the mortgage insurers (GE) who have rescinded their coverage based on their findings with regard to the appraisal of the collateral. The Company’s legal counsel responded appropriately to the request stating that the Company has no liability in this transaction. Bank of America has responded and stated that the case is being turned over to a case manager.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Removed and Reserved

Item 5. Other Information
None.

Item 6. Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.

		Page

(1)	Consolidated Balance Sheets	3
(2)	Consolidated Statements of Income and Comprehensive income three months ended March 31, 2012 and 2011	4
(3)	Consolidated Statements of Shareholders’ Equity	6
(4)	Consolidated Statements of Cash Flows	7
(5)	Notes to Consolidated Financial Statements	7-24

2.	Exhibits
2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)
4.0	2011 Proxy Statement (Filed with 2011 10-K)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed With 2010 10-K)
10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
2010 Omnibus Stock Incentive Plan (Filed with 2010 Proxy Statement)
10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

May 10, 2012
	BY:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President and Chief Executive Officer

	BY:	/s/ Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer
Executive Vice President