Form 10-Q
period 2012-06-30
BANK OF SOUTH CAROLINA CORP
filed 2012-08-13
CIK 1007273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2012

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

As of August 13, 2012 there were 4,446,239 Common Shares outstanding.

Table of Contents
BANK OF SOUTH CAROLINA CORPORATION

Report on Form 10-Q
for quarter ended
June 30, 2012

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

Assets:	(Unaudited)	(Audited)
	June 30, 2012	December 31, 2011
Cash and due from banks	$5,816,367	$4,559,194
Interest bearing deposits in other banks	31,371,532	47,504,282
Investment securities available for sale	56,184,644	59,552,160
Mortgage loans to be sold	6,508,401	7,578,587
Loans	210,750,195	213,709,112
Allowance for loan losses	(3,341,579)	(3,106,884)
Net loans	207,408,616	210,602,228
Premises and equipment, net	2,538,818	2,611,965
Accrued interest receivable	1,108,958	1,147,216
Other assets	365,325	473,137
Total assets	$311,302,661	$334,028,769
Liabilities and Shareholders' Equity:
Deposits:
Non-interest bearing demand	$79,672,270	$70,217,614
Interest bearing demand	63,505,499	64,350,891
Money market accounts	57,934,606	96,292,414
Certificates of deposit $100,000 and over	39,784,530	38,638,528
Other time deposits	16,369,208	17,416,840
Other savings deposits	20,163,983	14,211,228
Total deposits	277,430,096	301,127,515

Accrued interest payable and other liabilities	769,505	907,385
Total liabilities	278,199,601	302,034,900

Common Stock - No par value;
12,000,000 shares authorized; Shares issued 4,665,690
at June 30, 2012 and 4,664,391 at December 31, 2011;
Shares outstanding 4,446,239 at June 30, 2012
and 4,444,940 shares at December 31, 2011	-	-
Additional paid in capital	28,437,909	28,390,929
Retained earnings	4,294,638	3,491,678
Treasury stock – 219,451 shares at June 30,
2012 and December 31, 2011	(1,902,439)	(1,902,439)
Accumulated other comprehensive income,
net of income taxes	2,272,952	2,013,701

Total shareholders' equity	33,103,060	31,993,869

Total liabilities and shareholders' equity	$311,302,661	$334,028,769

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2012	2011
Interest and fee income
Interest and fees on loans	$2,727,358	$2,702,717
Interest and dividends on investment securities	334,138	323,909
Other interest income	20,268	15,888
Total interest and fee income	3,081,764	3,042,514

Interest expense
Interest on deposits	112,400	213,883
Total interest expense	112,400	213,883

Net interest income	2,969,364	2,828,631
Provision for loan losses	80,000	120,000
Net interest income after provision for
loan losses	2,889,364	2,708,631

Other income
Service charges, fees and commissions	232,381	228,323
Mortgage banking income	311,429	143,383
Gain on sale of securities	-	58,186
Other non-interest income	18,934	9,188
Total other income	562,744	439,080

Other expense
Salaries and employee benefits	1,251,695	1,177,992
Net occupancy expense	336,584	330,339
Other operating expenses	616,279	537,545
Total other expense	2,204,558	2,045,876

Income before income tax expense	1,247,550	1,101,835
Income tax expense	357,283	333,810
Net income	$890,267	$768,025

Basic earnings per share	$0.20	$0.17
Diluted earnings per share	$0.20	$0.17

Weighted average shares outstanding
Basic	4,445,520	4,460,218
Diluted	4,445,520	4,460,218

Cash Dividend Per Share	$0.11	$0.10

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Interest and fee income
Interest and fees on loans	$5,485,345	$5,319,301
Interest and dividends on investment securities	677,060	645,464
Other interest income	47,012	26,453
Total interest and fee income	6,209,417	5,991,218

Interest expense
Interest on deposits	244,459	449,821
Total interest expense	244,459	449,821

Net interest income	5,964,958	5,541,397
Provision for loan losses	200,000	240,000
Net interest income after provision for
loan losses	5,764,958	5,301,397

Other income
Service charges, fees and commissions	463,930	474,210
Mortgage banking income	626,301	321,647
Gain on sale of securities	-	58,186
Other non-interest income	25,561	14,364
Total other income	1,115,792	868,407

Other expense
Salaries and employee benefits	2,478,077	2,348,392
Net occupancy expense	670,283	664,816
Other operating expenses	1,209,986	1,145,322
Total other expense	4,358,346	4,158,530

Income before income tax expense	2,522,404	2,011,274
Income tax expense	741,411	593,881
Net income	$1,780,993	$1,417,393

Basic earnings per share	$0.40	$0.32
Diluted earnings per share	$0.40	$0.32

Weighted average shares outstanding
Basic	4,445,232	4,454,969
Diluted	4,445,232	4,454,969

Cash Dividend Per Share	$0.22	$0.20

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2012	2011

Net income	$890,267	$768,025
Other comprehensive income, net of tax:
Unrealized gain on securities	419,866	483,170
Reclassification adjustment for gains
included in income	-	(36,657)
Other comprehensive income, net of tax	419,866	446,513
Total comprehensive income	$1,310,133	$1,214,538

	Six Months Ended June 30,
	2012	2011

Net income	$1,780,993	$1,417,393
Other comprehensive income, net of tax:
Unrealized gain on securities	259,251	872,098
Reclassification adjustment for gains
included in income	-	(36,657)
Other comprehensive income, net of tax	259,251	835,441
Total comprehensive income	$2,040,244	$2,252,834

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

December 31, 2010	$-	$28,202,939	$2,167,927	$(1,902,439)	$250,455	$28,718,882
Net income	-	-	1,417,393	-	-	1,417,393
Other comprehensive
Income	-	-	-	-	835,441	835,441
Exercise of stock options	-	117,724	-	-	-	117,724
Stock-based compensation expense	-	21,964	-	-	-	21,964
Cash dividends ($0.20 per common
share)	-	-	(887,679)	-	-	(887,679)
June 30, 2011	$-	$28,342,627	$2,697,641	$(1,902,439)	$1,085,896	$30,223,725

December 31, 2011	$-	$28,390,929	$3,491,678	$(1,902,439)	$2,013,701	$31,993,869
Net income	-	-	1,780,993	-	-	1,780,993
Other comprehensive
Income	-	-	-	-	259,251	259,251
Exercise of stock options	-	11,094	-	-	-	11,094
Stock-based compensation expense	-	35,886	-	-	-	35,886
Cash dividends ($0.22 per common
share)	-	-	(978,033)	-	-	(978,033)
June 30, 2012	$-	$28,437,909	$4,294,638	$(1,902,439)	$2,272,952	$33,103,060

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$1,780,993	$1,417,393
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	108,072	107,466
Gain on sale of securities	-	(58,186)
Provision for loan losses	200,000	240,000
Stock-based compensation expense	35,886	21,964
Net amortization and (accretion) of unearned
discounts and premiums on investments	189,027	(62,394)
Origination of mortgage loans held for sale	(43,840,121)	(22,487,584)
Proceeds from sale of mortgage loans held for sale	44,910,307	24,774,966
(Increase) decrease in accrued interest receivable
and other assets	(6,189)	49,523
(Decrease) increase in accrued interest payable
and other liabilities	(138,023)	88,115

Net cash provided by operating activities	3,239,952	4,091,263

Cash flows from investing activities:
Purchase of investment securities available for sale	-	(33,789,626)
Maturities of investment securities available for sale	3,590,000	9,160,000
Net decrease (increase) in loans	2,993,611	(4,633,958)
Loss on disposal of fixed assets	1,628	-
Purchase of premises, equipment and leasehold
improvements, net	(36,553)	(72,771)
Proceeds from sale of available for sale securities	-	12,088,125

Net cash provided (used) by investing activities	6,548,686	(17,248,230)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(23,697,419)	16,924,871
Net decrease in short-term borrowings	-	(363,211)
Dividends paid	(977,890)	(443,251)
Stock options exercised	11,094	117,724

Net cash (used) provided by financing activities	(24,664,215)	16,236,133

Net (decrease) increase in cash and cash equivalents	(14,875,577)	3,079,166
Cash and cash equivalents at beginning of period	52,063,476	24,430,785

Cash and cash equivalents at end of period	$37,187,899	$27,509,951

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$286,412	$514,377
Income taxes	$566,730	$164,111

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$143	$444,428
Change in unrealized gains on available
for sale securities	$259,251	$872,098

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2011 consolidated balance sheet.  All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company.  The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 2:  Reclassification
Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the three and six months ended June 30, 2011 were reclassified to conform to the June 30, 2012 presentation.

NOTE 3:  Investment Securities
The Company classifies investments into three categories as follows:  (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis.  All securities were classified as available for sale for the three and six months ended June 30, 2012 and 2011.  The Company does not have any mortgage-backed securities nor has it ever invested in mortgage-backed securities.

NOTE 4:  Mortgage Loans to be Sold:
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income.  At June 30, 2012 and December 31, 2011, the Company had approximately $6.5 million and $7.6 million in mortgage loans held for sale, respectively. Gains or losses on sales of these loans are recognized and included in mortgage banking income in the consolidated statements of income when control over these assets has been surrendered.

NOTE 5: Loans and Allowance for Loan Losses:
Loans are carried at principal amounts outstanding.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield.  Interest income on all loans is recorded on an accrual basis.  The accrual of interest and the amortization of net loan fees are generally discontinued on loans which 1) are maintained on a cash basis because of deterioration in the financial condition of the borrower; 2) for which payment in full of principal is not expected; or 3) upon which principal or interest has been in default for a period of 90 days or more.  The accrual of interest however, may continue on these loans if they are well secured, in the process of collection, and management deems it appropriate.  Non-accrual loans are reviewed individually by management to determine if they should be returned to accrual status. The Company defines past due loans based on contractual payment and maturity dates.

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

The following is a summary of the non-accrual loans as of June 30, 2012 and December 31, 2011.

June 30, 2012
Loans Receivable on Non-Accrual
Commercial	$9,098
Commercial Real Estate:
Commercial Real Estate - Construction	-
Commercial Real Estate - Other	3,194,405
Consumer:
Consumer Real Estate	67,981
Consumer - Other	-
Total	$3,271,484

December 31, 2011
Loans Receivable on Non-Accrual
Commercial	$4,018
Commercial Real Estate:
Commercial Real Estate - Construction	-
Commercial Real Estate - Other	851,672
Consumer:
Consumer Real Estate	67,981
Consumer - Other	-
Total	$923,671

The following is a schedule of the Bank’s delinquent loans, excluding mortgage loans held for sale fees, as of June 30, 2012 and December 31, 2011.

June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$177,836	-	-	177,836	52,843,764	53,021,600	-
Commercial Real Estate:
Commercial Real Estate -Construction	-	-	-	-	3,685,093	3,685,093	-
Commercial Real Estate -Other	212,081	32,082	2,922,383	3,166,546	102,673,618	105,840,164	140,578
Consumer:
Consumer- Real Estate	29,999	-	-	29,999	43,397,931	43,427,930	-
Consumer-Other	-	10,026	12,023	22,049	4,753,359	4,775,408	12,023
Total	$419,916	42,108	2,934,406	3,396,430	207,353,765	210,750,195	152,601

December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$50,892	-	-	50,892	55,514,633	55,565,525	-
Commercial Real Estate:
Commercial Real Estate -Construction	-	-	-	-	3,564,327	3,564,327	-
Commercial Real Estate -Other	1,268,321	-	788,167	2,056,488	104,352,133	106,408,621	282,173
Consumer:
Consumer- Real Estate	-	-	-	-	43,185,861	43,185,861	-
Consumer-Other	4,401	30,319	605	35,325	4,949,453	4,984,778	-
Total	$1,323,614	30,319	788,772	2,142,705	211,566,407	213,709,112	282,173

As of June 30, 2012 and December 31, 2011, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans For the Six Months Ended June 30, 2012
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investments	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$96,350	$9,099	$-	$14,044	$3,769
Commercial Real Estate	10,869,709	8,772,411	-	8,747,715	1,738,669
Consumer Real Estate	319,536	313,754	-	316,787	56,446
Consumer Other	-	-	-	-	-

Total	$11,285,595	$9,095,264	$-	$9,078,546	$1,798,884

With an allowance recorded:
Commercial	$1,360,535	$1,275,462	$1,275,462	$1,294,481	$140,833
Commercial Real Estate	311,000	265,857	167,782	277,250	90,249
Consumer Real Estate	822,750	819,323	345,494	819,423	317,948
Consumer Other	50,000	49,540	49,540	49,610	4,815

Total	$2,544,285	$2,410,182	$1,838,278	$2,440,764	$553,845

Impaired and Restructured Loans For the Year Ended December 31, 2011
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investments	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$83,350	$4,018	$-	$8,625	$315
Commercial Real Estate	4,289,820	4,321,755	-	4,299,045	99,046
Consumer Real Estate	319,536	315,926	-	317,776	12,596
Consumer Other	-	-	-	-	-

Total	$4,692,706	$4,641,699	$-	$4,625,446	$111,957

With an allowance recorded:
Commercial	$1,360,535	$1,281,462	$1,281,462	$1,298,891	$57,458
Commercial Real Estate	668,950	625,648	187,713	634,511	9,957
Consumer Real Estate	822,750	819,341	345,494	819,423	34,636
Consumer Other	50,000	49,742	49,742	49,742	-

Total	$2,902,235	$2,776,193	$1,864,411	$2,802,567	$102,051

The following table illustrates credit risks by category and internally assigned grades at June 30, 2012 and December 31, 2011.

June 30, 2012
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer – Real Estate	Consumer – Other

Pass	$45,531,537	$3,213,176	$89,428,001	$38,103,655	$4,085,876
Watch	3,372,468	-	2,917,880	3,165,784	325,039
OAEM	1,135,938	471,917	4,993,485	658,763	187,152
Sub-Standard	2,981,657	-	8,500,798	1,499,728	177,341
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Total	$53,021,600	$3,685,093	$105,840,164	$43,427,930	$4,775,408

December 31, 2011
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer – Real Estate	Consumer – Other

Pass	$48,160,256	$3,088,190	$93,889,871	$38,551,256	$4,390,391
Watch	4,000,123	476,137	4,581,885	3,312,679	214,617
OAEM	2,071,137	-	1,905,745	212,545	311,905
Sub-Standard	1,334,009	-	6,031,120	1,109,381	67,865
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-

Total	$55,565,525	$3,564,327	$106,408,621	$43,185,861	$4,984,778

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category at June 30, 2012 and December 31, 2011.  The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

June 30, 2012
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,586,510	$420,367	$450,338	$91,402	$558,267	$3,106,884
Charge-offs	(17,152)	(43,734)	(26,488)	(230)	-	(87,604)
Recoveries	104,968	7,229	10,000	102	-	122,299
Provisions	(240,479)	(107,326)	138,993	(9,850)	418,662	200,000
Ending Balance	1,433,847	276,536	572,843	81,424	976,929	3,341,579
Ending Balances:
Individually evaluated for impairment	1,284,560	9,038,269	1,133,077	49,540	-	11,505,446
Collectively evaluated for impairment	$51,737,040	$100,486,988	$42,294,853	$4,725,868	$-	$199,244,749

December 31, 2011
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,502,298	$128,334	$218,897	$27,200	$1,061,859	$2,938,588
Charge-offs	(17,943)	(303,403)	-	(62,368)	-	(383,714)
Recoveries	42,662	28,838	-	510	-	72,010
Provisions	59,493	566,598	231,441	126,060	(503,592)	480,000
Ending Balance	1,586,510	420,367	450,338	91,402	558,267	3,106,884
Ending Balances:
Individually evaluated for impairment	1,285,480	4,947,403	1,135,267	49,742	-	7,417,892
Collectively evaluated for impairment	$54,280,045	$105,025,545	$42,050,594	$4,935,036	$-	$206,291,220

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $2,514,489 and $491,153 at June 30, 2012 and December 31, 2011, respectively, and are illustrated in the following table.  At June 30, 2012 and December 31, 2011, all restructured loans were performing as agreed.  There was one restructured loan at December 31, 2010 in the amount of $153,015 that failed to continue to perform as agreed upon and, as a result, the loan was charged off in March 2011.

Modification
As of June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial		$		$-
Commercial Real Estate	3		$2,400,797	$2,400,797
Commercial Real Estate Construction	-	$		$-
Consumer Real Estate –Prime	1		$113,692	$113,692
Consumer Real Estate-Subprime	-		$-	$-
Consumer Other	-		$-	$-
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	-		$-	$-
Commercial Real Estate	-		$-	$-
Commercial Real Estate Construction	-		$-	$-
Consumer Real Estate -Prime	-		$-	$-
Consumer Real Estate-Subprime	-		$-	$-
Consumer Other	-		$-	$-

Modification
As of December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial		$		$-
Commercial Real Estate	1		$375,323	$375,323
Commercial Real Estate Construction	-		$-	$-
Consumer Real Estate –Prime	1		$115,830	$115,830
Consumer Real Estate-Subprime	-		$-	$-
Consumer Other	-		$-	$-
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	-		$-	$-
Commercial Real Estate	1		$153,015	$153,015
Commercial Real Estate Construction	-		$-	$-
Consumer Real Estate -Prime	-		$-	-
Consumer Real Estate-Subprime	-		$-	$-
Consumer Other	-		$-	$-

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return.  The Company believes it has no uncertain tax positions as of June 30, 2012.

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

The options are not transferable except by will or by the laws of descent and distribution.  On June 28, 2012 the Executive Committee granted options to purchase 9,000 shares to 5 employees.  Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 3.97%, historical volatility 33.94%, with an expected life of 10 years, and a risk free interest rate of 1.60%.

On March 24, 2011, the Executive Committee granted options to purchase 5,000 shares of stock to 1 employee.  The Executive Committee also granted options to purchase 96,000 shares to 22 employees on June 23, 2011.  Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used for the March 24, and June 23, 2011 grant: dividend yield 4.02%, historical volatility 54.43% with an expected life of 10 years. The risk free interest rate was 3.42%, and 2.93% for March 24, and June 23, 2011, respectively.

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

The following is a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plan for the three and six months ending June 30, 2012 and three and six  months ended June 30, 2011.

Three Months Ended June 30, 2012	Options	Weighted Average Exercise Price

Balance at April 1, 2012	167,746	$11.23
Granted	9,000	11.11
Exercised	(1,279)	8.54
Balance at June 30, 2012	175,467	$11.25

Six Months Ended June 30, 2012	Options	Weighted Average Exercise Price

Balance at January 1, 2012	168,266	$11.23
Granted	9,000	11.11
Forfeited	(500)	10.77
Exercised	(1,299)	8.54
Balance at June 30, 2012	175,467	$11.25

Three Months Ended June 30, 2011	Options	Weighted Average Exercise Price

Balance at April 1, 2011	92,000	$11.59
Granted	96,000	10.42
Exercised	(12,578)	8.18
Forfeited	(741)	8.11
Balance at June 30, 2011	174,681	$11.21

Six Months Ended June 30, 2011	Options	Weighted Average Exercise Price

Balance at January 1, 2011	88,831	$11.51
Granted	101,000	10.48
Exercised	(14,409)	8.17
Forfeited	(741)	8.11
Balance at June 30, 2011	174,681	$11.21

Options exercisable at June 30, 2012	7,289	$8.54

NOTE 9:  Shareholders' Equity
Quarterly cash dividends of $.11 per share were declared on March 22, and June 28, 2012 for shareholders of record on April 6, and July 13, 2012, respectively.  The dividends were payable April 30, and July 31, 2012, respectively. Income per common share for the three and six months ended June 30, 2012 and for the three and six months ended June 30, 2011 was calculated as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2012
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$890,267

Basic income available to common shareholders	$890,267	4,445,520	$.20

Effect of dilutive options		-

Diluted income available to common shareholders	$890,267	4,445,520	$.20

	FOR THE SIX MONTHS ENDED JUNE 30, 2012
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$1,780,993

Basic income available to common shareholders	$1,780,993	4,445,232	$.40

Effect of dilutive options		-

Diluted income available to common shareholders	$1,780,993	4,445,232	$.40

	FOR THE THREE MONTHS ENDED JUNE 30, 2011
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$768,025

Basic income available to common shareholders	$768,025	4,460,218	$.17

Effect of dilutive options		-

Diluted income available to common shareholders	$768,025	4,460,218	$.17

	FOR THE SIX MONTHS ENDED JUNE 30, 2011
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$1,417,393

Basic income available to common shareholders	$1,417,393	4,454,969	$.32

Effect of dilutive options		-

Diluted income available to common shareholders	$1,417,393	4,454,969	$.32

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

Comprehensive income totaled $2,040,244 at June 30, 2012 and $2,252,834 at June 30, 2011.

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

Mortgage Loans Held for Sale

The Company originates fixed and variable rate residential mortgage loans on a servicing released basis in the secondary market. Loans closed but not yet settled with investors, are carried in the Company’s loans held for sale portfolio.  These loans are fixed rate residential mortgage loans that have been originated in the Company’s name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers.  Therefore, these loans present very little market risk for the Company.  The Company usually delivers to, and receives funding from, the investor within 30 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts" basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination.  These loans are classified as Level 2.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 are as follows:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
US Treasury Note	$6,260,625	$-	$-	$6,260,625
Government Sponsored Enterprises	$-	$18,440,831	$-	$18,440,831
Municipal Securities	$-	$31,483,188	$-	$31,483,188
Mortgage loans held for sale	$-	$6,508,401	$-	$6,508,401
Total	$6,260,625	$56,432,420	$-	$62,693,045

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
US Treasury Note	$6,310,782	$-	$-	$6,310,782
Government Sponsored Enterprises	$-	$18,434,117	$-	$18,434,117
Municipal Securities	$-	$34,807,261	$-	$34,807,261
Mortgage loans held for sale	$-	$7,578,587	$-	$7,578,587
Total	$6,310,782	$60,819,965	$-	$67,130,747

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans are reviewed for impairment on a quarterly basis if any of the following criteria are met:

1)	Any loan on non-accrual
2)	Any loan over 60 days past due
3)	Any loan rated sub-standard, doubtful, or loss
4)	Excessive principal extensions are executed
5)	If the Bank is provided information that indicates the Bank will not collect all principal and interest as scheduled in the loan agreement

Once a loan is identified as individually impaired, management measures the impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan”.

In accordance with this standard, the fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 12 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically as an example, in situations where the collateral on a nonperforming commercial real estate loan is out of the Company’s primary market area, management would typically order an independent appraisal immediately, at the earlier of the date the loan becomes nonperforming or immediately following the determination that the loan is impaired. However, as a second example, on a nonperforming commercial real estate loan where management is familiar with the property and surrounding areas and where the original appraisal value far exceeds the recorded investment in the loan, management may perform an internal analysis whereby the previous appraisal value would be reviewed considering recent current conditions, and known recent sales or listings of similar properties in the area, and any other relevant economic trends. This analysis may result in the call for a new appraisal. These valuations are reviewed on a quarterly basis.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012 and June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records the impaired loan as nonrecurring Level 3.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an on going basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of June 30, 2012 and December 31, 2011 for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2012 and twelve months ended December 31, 2011.

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
Impaired loans	$-	$-	$9,667,168	$9,667,168
Total	$-	$-	$9,667,168	$9,667,168

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Impaired loans	$-	$-	$5,553,481	$5,553,481
Total	$-	$-	$5,553,481	$5,553,481

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

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value.  The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans by the Company at June 30, 2012 and December 31, 2011, approximate market.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2012 and December 31, 2011.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

June 30, 2012
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Loans	$210,750,195	211,196,644	-	-	211,196,644
Financial Instruments- Liabilities
Deposits	$277,430,096	$277,457,391	$-	$277,457,391	$-

December 31, 2011
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Loans	$213,709,112	$214,294,224	$-	-	$214,294,224
Financial Instruments- Liabilities
Deposits	$301,127,515	$301,830,957	$-	$301,830,957	$-

	June 30, 2012
	Notional Amount	Fair Value
Off Balance Sheet Financial
Instruments:

Commitments to extend credit	$48,788,667	$-
Standby letters of credit	937,662	-

	December 31, 2011
	Notional Amount	Fair Value
Off Balance Sheet Financial
Instruments:

Commitments to extend credit	$47,629,822	$-
Standby letters of credit	875,679	-

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this quarterly report contain certain “forward-looking statements” concerning the future operations of the Bank of South Carolina Corporation.  Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q.  The Company has used “forward-looking statements” to describe future plans and strategies including its expectations of the Company’s future financial results.  The following are cautionary statements. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  A variety of factors may affect the operations, performance, business strategy and results of the Company including, but not limited to the following:

•	Risk from changes in economic, monetary policy, and industry conditions
•	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources
•	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation
•	Risk inherent in making loans including repayment risks and changes in the value of collateral
•	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans
•	Level, composition, and re-pricing characteristics of the securities portfolio
•	Deposit growth, change in the mix or type of deposit products and services
•	Continued availability of senior management
•	Technological changes
•	Ability to control expenses
•	Changes in compensation
•	Risks associated with income taxes including potential for adverse adjustments
•	Changes in accounting policies and practices
•	Changes in regulatory actions, including the potential for adverse adjustments
•	Recently enacted or proposed legislation
•	Current weakness in the financial service industry.

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

Overview
Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $311.3 million in assets as of June 30, 2012 and net income of $890,267 and $1,780,993 for the three and six months ended June 30, 2012.  The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina.  The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of the Company’s financial condition as of June 30, 2012 as compared to December 31, 2011 and the results of operations for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011.  The discussion and analysis identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

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

The Company’s results of operations depend not only on the level of its net interest income from loans and investments, but also on its non-interest income and its operating expenses.  Net interest income depends upon the volumes, rates and mix associated with interest earning assets and interest bearing liabilities which result in the net interest spread.  The Company’s net interest spread for the three and six months ended June 30, 2012 were 3.83% and 3.75%, respectively, compared to 3.78% and 3.79% for the three and six months ended June 30, 2011. The decrease in the net interest spread for the six months ended June 30, 2012, was primarily due to high yielding investment securities maturing and subsequently re-invested at significantly lower rates.

Non-interest income includes fees and other expenses charged to customers.  A more detailed discussion of interest income, non-interest income and operating expenses follows.

For six months ended June 30, 2012, the Bank has paid $1,040,000 to the Company for dividend payments.

CRITICAL ACCOUNTING POLICIES
The Company has adopted various accounting policies that govern the application of principles generally accepted in the United States and with general practices within the banking industry in the preparation of its financial statements.  The Company’s significant accounting policies are described in the footnotes to its unaudited consolidated financial statements as of June 30, 2012 and its notes included in the consolidated financial statements in its 2011 Annual Report on Form 10-K as filed with the SEC.

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

BALANCE SHEET
CASH AND CASH EQUIVALENTS
Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold. In order to improve the Company’s yield on daily liquidity, the Company terminated all of its Federal Funds positions and moved the money to the Federal Reserve as the Company was able to earn .25% - approximately ten basis points more than the Company was making on Federal Funds. Therefore there were no Federal Funds sold at June 30, 2012 or December 31, 2011.  Total Cash and cash equivalents decreased 16.35% or $18,243,093 to $93,372,543 at June 30, 2012, from $111,615,636 at December 31, 2011.  This decrease is the result of a decrease in core deposits. (See further discussion under “Deposits”).

Regulations set by the Federal Reserve require the Company to maintain certain average cash reserve balances. At June 30, 2012 and December 31, 2011 the daily average reserve requirement was approximately $700,000.

LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets.  At June 30, 2012, outstanding loans (plus deferred loan fees of $65,135) totaled $210,750,195 which equaled 75.97% of total deposits and 67.70% of total assets.    Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina.

Because lending activities comprise such a significant source of revenue, the Company’s main objective is to adhere to sound lending practices.  The Loan Committee of the Board of Directors meets monthly to evaluate the adequacy of the Allowance for Loan Losses and to review all loans resulting in credit exposure of $10,000 or more.

The breakdown of total loans by type and the respective percentage of total loans are as follows:

	June 30,		December 31,
	2012	2011	2011
Commercial loans	$53,021,600	$52,809,459	$55,565,525
Commercial real estate:
Commercial real estate construction	3,685,093	4,802,531	3,564,327
Commercial real estate other	105,840,164	107,294,285	106,408,621
Consumer
Consumer real estate	43,427,930	42,499,017	43,185,861
Consumer other	4,775,408	4,929,801	4,984,778
	210,750,195	212,335,093	213,709,112
Allowance for loan losses	(3,341,579)	(2,854,059)	(3,106,884)

Loans, net	$207,408,616	$209,481,034	$210,602,228

Percentage of Loans	June 30,		December 31,
	2012	2011	2011
Commercial loans	25.16%	24.87%	26.00%
Commercial real estate constructions	1.75%	2.26%	1.67%
Commercial real estate other	50.22%	50.53%	49.79%
Consumer real estate	20.61%	20.02%	20.21%
Consumer other	2.26%	2.32%	2.33%

Total	100.00%	100.00%	100.00%

Although the Company’s customers indicate that business conditions are improving, loan demand did not increase during the six months ended June 30, 2012 from year end 2011.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes.  It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds.  Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio.  The average yield on investments at June 30, 2012 was 2.54% compared to 2.45% at December 31, 2011.  The estimated fair value of the investments available for sale at June 30, 2012 and December 31, 2011 and percentage of each category to total investments are as follows:

INVESTMENT PORTFOLIO
	June 30, 2012	December 31, 2011
US Treasury Notes	$6,260,625	$6,310,782
Government-Sponsored Enterprises	18,440,831	18,434,117
Municipal Securities	31,483,188	34,807,261
	$56,184,644	$59,552,160

US Treasury Note	11.14%	10.60%
Government-Sponsored Enterprises	32.82%	30.95%
Municipal Securities	56.04%	58.45%
	100.00%	100.00%

All investment securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at June 30, 2012 and December 31, 2011.  The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

The amortized cost and fair value of investment securities available for sale are summarized as follows as of June 30, 2012 and December 31, 2011:

	JUNE 30, 2012
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Note	$6,125,676	$134,949	$-	$6,260,625
Government-Sponsored Enterprises	17,961,794	479,037	-	18,440,831
Municipal Securities	28,489,314	2,993,874	-	31,483,188

Total	$52,576,784	$3,607,860	$-	$56,184,644

	DECEMBER 31, 2011
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,153,299	$157,483	$-	$6,310,782
Government-Sponsored Enterprises	18,100,730	333,387	-	18,434,117
Municipal Securities	32,101,781	2,706,597	1,117	34,807,261

Total	$56,355,810	$3,197,467	$1,117	$59,552,160

The amortized cost and fair value of investment securities available for sale at June 30, 2012, and December 31, 2011, by contractual maturity are as follows:

June 30, 2012
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$1,636,791	$1,651,258
Due in one year to five years	30,009,635	31,117,847
Due in five years to ten years	11,528,828	12,871,783
Due in ten years and over	9,401,530	10,543,756

Total	$52,576,784	$56,184,644

December 31, 2011
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$3,745,464	$3,752,060
Due in one year to five years	30,306,215	31,159,444
Due in five years to ten years	11,110,227	12,350,591
Due in ten years and over	11,193,904	12,290,065

Total	$56,355,810	$59,552,160

At June 30, 2012, there were no Securities with an unrealized loss as compared to three Municipal Securities with an unrealized loss of $1,117, at December 31, 2011.  The fair values of investment securities available for sale with unrealized losses at December 31, 2011, are as follows:

DECEMBER 31, 2011
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$-	$-	$-	$-	$-	$-
Government-Sponsored Enterprises	-	-	-	-	-	-
Municipal Securities	243,884	1,117	-	-	243,884	1,117

	$243,884	$1,117	$-	$-	$243,884	$1,117

The unrealized losses on investments at December 31, 2011, were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company has the ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 67.32% of average earning assets for the six months ended June 30, 2012, and 71.80% for the twelve months ended December 31, 2011. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	June 30,		December 31,
	2012	2011	2011
Non-interest bearing demand	79,672,270	63,941,545	70,217,614
Interest bearing demand	63,505,499	54,277,473	64,350,891
Money market accounts	57,934,606	74,989,657	96,292,414
Certificates of deposit $100,000 and over	39,784,530	42,200,691	38,638,528
Other time deposits	16,369,208	17,816,022	17,416,840
Other savings deposits	20,163,983	14,136,458	14,211,228

Total Deposits	277,430,096	267,361,846	301,127,515

Percentage of Deposits	June 30,		December 31,
	2012	2011	2011
Non-interest bearing demand	28.72%	23.92%	23.32%
Interest bearing demand	22.89%	20.30%	21.37%
Money Market accounts	20.88%	28.05%	31.98%
Certificates of deposit $100,000 and over	14.34%	15.78%	12.83%
Other time deposits	5.90%	6.66%	5.78%
Other savings deposits	7.27%	5.29%	4.72%

Total Deposits	100.00%	100.00%	100.00%

Deposits have increased 3.77% from June 30, 2011 to June 30, 2012 and decreased 7.87% from December 31, 2011 to June 30, 2012.

On February 7, 2012, the Company was notified by a large depositor, that its funds would be withdrawn by the end of that month.  This company was started in Charleston, SC and was purchased by an out-of-state company in 2007.  The deposits remained with The Bank of South Carolina with the understanding these deposits would eventually be moved.  At the end of the first quarter, these deposits had not been withdrawn; however, the majority, $40.8 million were withdrawn in April 2012, with additional funds withdrawn during May and June 2012.  The balances of the deposits were $21,652,621 at June 30, 2011, $32,462,427 at December 31, 2011, and $3,111,504 at June 30, 2012.

SHORT-TERM BORROWINGS
The Bank had a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond.  The Bank had the ability to borrow up to $1,000,000 at June 30, 2011 under the arrangement at an interest rate set by the Federal Reserve.  The note was secured by Government Sponsored Enterprise Securities with a market value of $1,000,469 at June 30, 2011. The amount outstanding under the note totaled $404,286 at June 30, 2011. The Federal Reserve discontinued this program on December 30, 2011.  Electronic tax deposits will no longer be deposited into the Company’s TT&L main account balance. At June 30, 2012 and December 31, 2011, the Company had no outstanding federal funds purchased with the option to borrow up to $21,000,000 on short term lines of credit. In March 2012, the Company established a $6 million REPO Line with Morgan Keegan. There have been no borrowings under this agreement. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window.  The Company established this arrangement as an additional source of liquidity. As of June 30, 2012 and December 31, 2011 the Company could borrow up to $63,404,746 and $61,527,194, respectively.  There have been no borrowings under this arrangement.

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011
Net income increased $122,242 or 15.92% to $890,267, or basic and diluted earnings per share of $.20 and $.20, respectively, for the three months ended June 30, 2012, from $768,025, or basic and diluted earnings per share of $.17 and $.17, respectively, for the three months ended June 30, 2011. The increase in net income between periods is primarily due to an increase in mortgage banking income and a decrease in the cost of funds. Mortgage banking income increased $168,046 or 117.2%. (See “other income” for further discussion)  Average earning assets increased $14.13 million for the three months ended June 30, 2012 as compared to the same period in 2011.  Average earning assets were $305.4 million during the three months ended June 30, 2012 as compared to $291.3 million for the three months ended June 30, 2011.  Average interest bearing deposits in other banks increased $4.2 million or 15.42% to $32.0 million for the three months ended June 30, 2012 as compared to $27.8 million for the three months ended June 30, 2011.

Net Interest Income
Net interest income, the major component of the Company’s net income, increased $140,733 or 4.98% to $2,969,364 for the three months ended June 30, 2012, from $2,828,631 for the three months ended June 30, 2011.  This increase is primarily due to an increase of $24,641 or .91% in interest and fees on loans as well as a decrease in the cost of funds.  Interest expense decreased $101,483 or 47.45% to $112,400 for the three months ended June 30, 2012, from $213,883 for the three months ended June 30, 2011.  Interest rates remain at historically low levels resulting in lower rates paid on deposits as well as lower rates paid on short term borrowings. The cost of average deposits decreased from .41% for the three months ended June 30, 2011, to .23% for the three months ended June 30, 2012.  Average interest bearing deposits decreased $9,137,796 or 4.39% during the same time period. As reported in previous filings, the Company was notified by a large depositor, on February 7, 2012, that its funds would be withdrawn. The Company expected to withdraw its funds by the end of that month.  This company was started in Charleston, SC, and was purchased by an out-of-state company in 2007.  The deposits remained with The Bank of South Carolina with the understanding these deposits would eventually be moved.  The deposits were not withdrawn at the end of the first quarter; however the $40.8 million was withdrawn in April 2012 with additional funds withdrawn during May and June, 2012.  The balances of the deposits were $21,652,621 at June 30, 2011, $32,462,427 at December 31, 2011, and $3,111,504 at June 30, 2012.

The Company’s non-interest bearing demand accounts increased $15,730,725 or 24.60% to $79,672,270 from $63,941,545 for the six months ended June 30, 2011. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) includes a provision which requires the Federal Deposit Insurance Corporation (FDIC) to provide unlimited federal deposit insurance for non-interest-bearing demand transaction accounts until December 31, 2012.

The Company also experienced a modest increase of $10,229 and $4,380 on interest and dividends from investment securities and other interest income, respectively.  Average investments increased $3,386,442 or 6.38% to $56,488,683 for the three months ended June 30, 2012, from $53,102,241 for the three months ended June 30, 2011.  The yield on the average investments decreased 7 basis points from 2.45% at June 30, 2011 to 2.38% at June 30, 2012.  This decrease was primarily due to securities with a high yield maturing during the three months ended June 30, 2011.  The funds were re-invested at significantly lower rates.  Average other interest bearing assets increased $4,280,919 from $27,756,394 for the three months ended June 30, 2011, to $32,037,313 for the three months ended June 30, 2012.  To improve its yield on daily liquidity, the Company terminated all of its Federal Funds positions, moving this money to deposits with the Federal Reserve as the Company was able to earn .25% (approximately 10 basis points more than the Company was earning on its Federal Funds deposits).

Allowance for Loan Losses
The Allowance for Loan Losses represents management’s estimate of probable losses inherent in the loan portfolio.  The adequacy of the Allowance for Loan Losses (the “Allowance”) is reviewed monthly by the Loan Committee and on a quarterly basis by the Board of Directors.  For purposes of this analysis, adequacy is defined as a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented.  The methodology employed for this analysis was modified in 2007, 2008, 2009 and 2012 to better reflect the economic environment and to implement regulatory guidance. This allowance is validated on a monthly basis by Credit Personnel (who have no lending approval authority nor complete the Allowance). The revised methodology is based on a Reserve Model that is comprised of the three components listed below.

1)	Specific Reserve analysis for impaired loans based on Financial Accounting Standards Board (FASB) ASC 310-10-35.
2)	General reserve analysis applying historical loss rates based on FASB ASC 450-20.
3)	Qualitative or environmental factors.

Loans are reviewed for impairment on a quarterly basis if any of the following criteria are met:
1)	Any loan on non-accrual
2)	Any loan over 60 days past due
3)	Any loan rated sub-standard, doubtful, or loss
4)	Excessive principal extensions are executed
5)	If the Bank is provided information that indicates the Bank will not collect all principal and interest as scheduled in the loan agreement

These loans are measured in accordance with FASB ASC 310-10-35. Impaired loans can either be secured or unsecured, yet does not apply to large groups of smaller balance loans that are collectively evaluated.  Impairment is measured by the present value of the future cash flow discounted at the loan’s effective interest rate, or, alternatively the fair value of the collateral if the loan is collateral dependent.  An impaired loan may not represent an expected loss.

A general reserve analysis is performed on all loans, excluding impaired loans, based on FASB ASC 450-20.  This includes a pool of loans that are reviewed for impairment but not found to be impaired.  Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group.  The three year historical loss percentage was .25% and .33% at June 30, 2012 and June 30, 2011, respectively.

Qualitative and environmental factors include external risk factors that Management believes are representative of the overall lending environment of the Company.  Management believes that the following factors create a more comprehensive system of controls in which the Company can monitor the quality of the loan portfolio.

1)	Portfolio risk
a.	Levels and trends in delinquencies, impaired loans and changes in loan rating matrix
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

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans and overmargined real estate lending. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Although the aggregate total of classified loans has increased, management is confident in the sources of repayment, and this increase reflects sound credit management. Sizable unsecured principal balances on a non-amortizing basis are closely monitored. Within the portfolio risk factor the Company elected to increase the risk percentage for “trend in volume and term of loan”.  In addition the Company elected to increase the risk percentage for “over margined real estate lending risk”.  Although the vast majority of the Company’s real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to the Company’s ability to realize on the collateral.  Given the contraction in real estate values, the Company closely monitors its loan to value.  The Company amended its Loan Policy to reduce the collateral advance rate from 85% to 80% on all real estate transactions, with the exception of raw land at 65% and land development at 70%.

Occasionally, the Company extends credit beyond its normal collateral advance margins in real estate lending. Although infrequent, the aggregate of these loans represent a notable part of the Company’s portfolio.  Accordingly these loans are monitored and the balances reported to the Board every quarter. An excessive level of this practice (as a percentage of capital) could result in additional examiner scrutiny, competitive disadvantages and potential losses if forced to convert the collateral. The consideration of overmargined real estate loans directly relates to the capacity of the borrower to repay. Management often requests additional collateral to bring the loan to value ratio within the policy guidelines and also requires a strong secondary source of repayment in addition to the primary source of repayment.

Although significantly under the threshold of 100% of capital (currently approximately $33 million), the Company’s list and number of over margined real estate loans currently totals approximately $15.8 million or approximately 7.26% of its loan portfolio.

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

As of June 30, 2012, there were only five Standard Industrial Code groups that comprised more than two percent of the Bank’s total outstanding loans.  The five groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, legal services, and dentist offices.

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

Based on the evaluation described above, the Company recorded a provision for loan losses during the three months ended June 30, 2012 and June 30, 2011 of $80,000 and $120,000, respectively. At June 30, 2012 the three year average loss ratios were: .304% Commercial, .687% Consumer, .521% 1-4 Residential, .000% Real Estate Construction and .113% Real Estate Mortgage.

During the three months ended June 30, 2012, charge-offs of $70,222 and recoveries of $97,287 were recorded to the allowance resulting in an Allowance for Loan Losses of $3,341,579 or 1.59% of total loans, compared to charge-offs of $68,574 and recoveries of $38,888 resulting in an Allowance for Loan Losses of $2,854,059 or 1.34% of total loans at June 30, 2011.

The Bank had impaired loans totaling $11,505,446 as of June 30, 2012, compared to $4,474,253 as of June 30, 2011.  Impaired loans include non-accrual loans with balances at June 30, 2012 and June 30, 2011 of $3,271,484 and $911,697, respectively. The increase in non-accrual loans was primarily due to the addition of 2 very well secured 1st real estate mortgage loans to one related borrower, which totaled $1,819,486, and the death of another borrower involving another loan in the amount of $171,494.  Included in the impaired loans at June 30, 2012, is one credit totaling $2,623,567 now entirely secured by a first mortgage, improving the Company’s  existing second real estate mortgage secured position and including existing unsecured debt.  In addition, there is one credit totaling $1,835,854 included in impaired loans at June 30, 2012, that is considered to be a restructured loan, due to excessive renewals and modification of payments.

The increase in impaired loans from 11 borrowers and 13 loans at June 30, 2011, to 20 borrowers and 27 loans at June 30, 2012, is reflective of the several borrowers caught by the slowing economy and the tightening real estate market, and greater scrutiny by management over our existing portfolio.

The Bank had four restructured loans (“TDR”) at June 30, 2012 and one restructured loan at June 30, 2011. According to GAAP, the Bank is required to account for certain loan modifications or restructuring as a troubled debt restructuring.  In general, the modification or restructuring of a debt is considered a TDR if the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.  At June 30, 2012 restructured loans had an aggregate balance of $2,514,489, compared to restructured loan at June 30, 2011 with an aggregate balance of $117,764. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest.  The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate.  If non-accrual loans decrease their past due status to less than 30 days for a period of six months, they are reviewed individually by management to determine if they should be returned to accrual status. There were two loans over 90 days past due still accruing interest at June 30, 2012,  and no loans over 90 days past due still accruing interest at June 30, 2011.

Net recoveries for the three months ended June 30, 2012 were $27,065 compared to net charge-offs of $29,686 for the three months ended June 30, 2011. Although uncertainty in the economic outlook still exists, management believes the loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The following table represents the net charge-offs by loan type.

Net charge-offs
	June 30, 2012	$June 30, 2011
Commercial Loans	$93,589	853
Commercial Real Estate	(40,139)	-
Consumer real estate	(26,488)	20,091
Consumer other	103	(50,630)
Net (charge-off) recovery	$27,065	$(29,686)

The Company had $976,929 unallocated reserves at June 30, 2012 related to other inherent risk in the portfolio compared to unallocated reserves of $632,954 at June 30, 2011. Management believes this amount is appropriate and properly supported through the environmental factors of its Allowance for Loan Losses.    Management believes the allowance for loan losses at June 30, 2012 is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.  Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required.  No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the Allowance for Loan Losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.  No provision was recorded during the three months ended June 30, 2012 or the three months ended June 30, 2011, resulting in no change to the balance of $20,825.

Other Income
Other income for the three months ended June 30, 2012, increased $123,664 or 28.16% to $562,744 from $439,080 for the three months ended June 30, 2011.  This increase is primarily due to an increase in mortgage banking income of $168,046 or 117.2% to $311,429 for the three months ended June 30, 2012 as compared to $143,383 for the three months ended June 30, 2011. Mortgage originations increased $10,919,054 or 107.35% to $21,090,931 for the three months ended June 30, 2012, from $10,171,877 for the three months ended June 30, 2011, primarily due to the low interest rate environment.  This increase was offset by a decrease of $58,186 in gains realized on the sale of investment securities.  The Company realized a gain of $58,186 on the sale of investment securities during the three months ended June 30, 2011.  There were no sales of investment securities during the three months ended June 30, 2012.

Other Expense
Bank overhead increased $158,682 or 7.76% to $2,204,558 for the three months ended June 30, 2012, from $2,045,876 for the three months ended June 30, 2011. This increase was primarily due to increases in salaries and employee benefits, professional legal fees and data processing fees coupled with decreases in fees paid to the FDIC.  Wages increased $73,703 or 6.26% from $1,177,992 for the three months ended June 30, 2011 to $1,251,695 for the three months ended June 30, 2012, as a result of annual merit increases and the addition of two mortgage lenders and a loan processor. The cost of providing insurance for employees also increased with the addition of the two mortgage lenders and loan originator as well as a rate increase by the insurance provider. The cost increased $17,705 from $94,841 for the three months ended June 30, 2011 to $112,546 for the three months ended June 30, 2012.  Data processing fees increased $41,961 or 39.97% for the three months ended June 30, 2012.  This increase is primarily a result of additional customers signing up for eCorp (online banking for businesses) and remote deposit capture. The Company’s data processing fees will continue to increase as additional customers sign up for these products. Professional legal fees increased $55,277 primarily as the result of legal advice provided on two cases, discussed more fully in “Legal Proceedings”.  The company saw a decrease in fees paid to the FDIC of $45,088 or 52.61% for the three months ended June 30, 2012 from $85,698 for the three months ended June 30, 2011, as the result of a decrease in the rate used to calculate the assessment.

Income Tax Expense
For the three months ended June 30, 2012, the Company’s effective tax rate was 28.64% compared to 30.30% during the three months ended June 30, 2011.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011
Net income increased $363,600 or 25.65% to $1,780,993 or basic and diluted earnings per share of $.40 and $.40, respectively, for the six months ended June 30, 2012 from $1,417,394 or basic and diluted of $.32 and $.32, respectively, for the six months ended June 30, 2011.  The increase in net income between periods is primarily due to an increase in interest and fees on loans, an increase in mortgage banking income and a decrease in the cost of funds.  Average earning assets were $313.5 million for the six months ended June 30, 2012, an increase of $28,066,225 from $285.4 for the six months ended June 30, 2011. Average investments increased $9,576,619 or 19.74% to $58.1 million for the six months ended June 30, 2012 as compared to $48.5 million for the six months ended June 30, 2011.  The average balance of other interest bearing deposits increased $9,877,006 or 36.29% to $37.1 million for the six months ended June 30, 2012 from $27.2 million for the six months ended June 30, 2011.

Allowance for Loan Losses
The contribution to the allowance for loan losses for the six months ended June 30, 2012 was $200,000 compared to $240,000 for the six months ended June 30, 2011. Net recoveries for the six months ended June 30, 2012 were $34,695 compared to net charge-offs of $324,529 for the six months ended June 30, 2011.  Charge-offs for the six months ended June 30, 2012 were $87,604 with recoveries of $122,299.  The contribution to the allowance for loan losses and the net charge-offs resulted in an allowance for loan losses of $3,341,579 or 1.59% of total loans at June 30, 2012.

Net Interest Income
Net interest income, the major component of the Company’s net income, increased $423,561 or 7.64% to $5,964,958 for the six months ended June 30, 2012 from $5,541,398 for the six months ended June 30, 2011.  This increase is primarily due to an increase of $166,044 or 3.12% in interest and fees on loans as well as a decrease of $205,362 in the cost of funds.  Average loans increased $8,612,600 or 4.11%. Interest expense decreased $205,362 or 45.65% to $244,459 for the six months ended June 30, 2012, from $449,821 for the six months ended June 30, 2011.  The yield on average deposits decreased from .44% for the six months ended June 30, 2011, to .23% for the six months ended June 30, 2012.  Average interest bearing deposits increased $5,835,996 or 2.84% for the six months ended June 30, 2012, to $211,038,229. The Company’s non-interest bearing deposits increased $15,730,725 or 24.60% to $79,672,270 for the six months ended June 30, 2012 from $63,941,545 for the six months ended June 30, 2011.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) includes a provision which requires the Federal Deposit Insurance Corporation (FDIC) to provide unlimited federal deposit insurance for non-interest-bearing demand transaction accounts until December 31, 2012.

The Company also experienced a modest increase of $31,596 and $20,559 on interest and dividends from investment securities and other interest income, respectively.  Average investments increased $9,576,619 or 19.74% to $58,081,743 for the six months ended June 30, 2012, from $48,505,124 for the six months ended June 30, 2011.  The yield on the average investments decreased 34 basis points from 2.68% at June 30, 2011 to 2.34% at June 30, 2012.  This decrease was primarily due to securities with a high yield maturing during the six months ended June 30, 2011.  The funds were re-invested; however, they were re-invested at significantly lower rates.  Average other interest bearing assets increased $9,877,006 from the six months ended June 30, 2011 to $37,095,629 for the six months ended June 30, 2012.  To improve its yield on daily liquidity, the Company terminated all of its Federal Funds positions, moving this money to deposits with the Federal Reserve as the Company was able to earn .25% (approximately 10 basis points more than the Company was earning on its Federal Funds deposits).

Other Income
Other income for the six months ended June 30, 2012, increased $247,385 or 28.49% to $1,115,792 from $868,407 for the six months ended June 30, 2011.  This increase is primarily due to an increase in mortgage banking income of $304,654 or 94.72% to $626,301 for the six months ended June 30, 2012 as compared to $321,647 for the six months ended June 30, 2011. Mortgage originations increased $21,352,537 or 94.95% to

$43,840,121 for the six months ended June 30, 2012, from $22,487,584 for the six months ended June 30, 2011, as the result of the low interest rate environment.  This increase was offset by a decrease of $58,186 in gains realized on the sale of investment securities.  The Company realized a gain of $58,186 on the sale of investment securities during the six months ended June 30, 2011.  There were no sales of investment securities during the six months ended June 30, 2012.

Other Expense
 Bank overhead increased $199,816 or 4.81% to $4,358,346 for the six months ended June 30, 2012, from $4,158,530 the six months ended June 30, 2011. This increase was primarily due to increases in salaries and employee benefits, professional legal fees and data processing fees coupled with decreases in fees paid to the FDIC. Wages increased $129,685 or 5.52% from $2,348,392 for the six months ended June 30, 2011 to $2,478,077 for the six months ended June 30, 2012, as a result of annual merit increases and the addition of two mortgage lenders and a loan processor. The cost of providing insurance for employees also increased with the addition of the two mortgage lenders and loan processor as well as a rate increase by the insurance provider. The cost increased $37,091 from $173,042 for the six months ended June 30, 2011 to $210,133 for the six months ended June 30, 2012.  Data processing fees increased $86,044 or 40.92% for the six months ended June 30, 2012.  This increase is primarily a result of additional customers signing up for eCorp (online banking for businesses) and remote deposit capture. The Company’s data processing fees will continue to increase as additional customers sign up for these products. Professional legal fees increased $52,887 primarily as the result of legal advice provided on two cases, discussed more fully in “Legal Proceedings”.  The company saw a decrease in fees paid to the FDIC of $94,997 or 53.84% for the six months ended June 30, 2012 from $176,459 for the six months ended June 30, 2011, as the result of a decrease in the rate used to calculate the assessment.

Income Tax Expense
For the six months ended June 30, 2012, the Company’s effective tax rate was 29.39% compared to 30.09% during the six months ended June 30, 2011.

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

The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below.  The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet.  The balance of the reserve was $20,825 at June 30, 2012 and 2011. The Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $48,788,667 and $45,306,573 at June 30, 2012 and 2011, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2012 was $937,662 and $532,913 at June 30, 2011.

The Company originates certain fixed rate residential loans and commits these loans for sale.  The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at June 30, 2012. The Company has forward sales commitments, totaling $6.5 million at June 30, 2012, to sell loans held for sale of $6.5 million. The fair value of these commitments was not significant at June 30, 2012.  The Company has no embedded derivative instruments requiring separate accounting treatment.

Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale.  The Company’s primary liquid assets accounted for 32.08% and 28.21% of total assets at June 30, 2012 and 2011, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers.  Investment securities are an important tool in the Company's liquidity management.  Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At June 30, 2012, the Bank had short-term lines of credit totaling approximately $21,000,000 (which are withdrawable at the lender's option), with no outstanding balance at June 30, 2012.  Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale.  In March 2012, the Company established a $6 million REPO Line with Morgan Keegan. There have been no borrowings under this agreement. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window.  As of June 30, 2012 the Company could borrow up to $63,404,746.   There have been no borrowings under this arrangement.

The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000 and other large deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At June 30, 2012 and 2011, the Bank's liquidity ratio was 22.15% and 20.76%, respectively.

Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders' equity at June 30, 2012 of $33,103,060.  The rate of asset growth since the Bank's inception has not negatively impacted this capital base. The risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk.  The guidelines established require a risk based capital ratio of 8% for bank holding companies and banks.  The risk based capital ratio at June 30, 2012, for the Bank was 13.94% and at June 30, 2011 was 13.56%.  The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of June 30, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

At June 30, 2012 and 2011, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting
An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Chief Financial Officer/ Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Chief Financial Officer/Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective.  During the period ending June 30, 2012, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings
In November 2011, the Company received a “make whole demand statement” from Bank of America in the amount of $321,136 for a loan that closed in July of 2006.  Bank of America stated that the file has been audited by the mortgage insurers (GE) who have rescinded their coverage based on their findings with regard to the appraisal of the collateral.  The Company’s legal counsel responded appropriately to the request stating that the Company has no liability in this transaction.  Bank of America has responded and stated that the case is being turned over to a case manager and no further action is needed at this time.

On February 3, 2012 the Company was served with pleadings with respect to a South Carolina State Supreme Case for the “unauthorized practice of the law” arising from the modifications of real estate loans.  The South Carolina Supreme Court heard the case on June 19, 2012 and expects to render a decision in the near future.  At this time it is impossible to predict the outcome/results of a final order.

In the Opinion of Management, there are no other legal proceedings pending other than routine litigation incidental to its business involving amounts which are not material to the financial condition of the Company or the Bank.

Item 1A. Risk Factors
Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4. Removed and Reserved

Item 5.  Other Information
None.

Item 6.  Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.
Page

	(1)	Consolidated Balance Sheets	3
	(2)	Consolidated Statements of Income three months ended June 30, 2012 and 2011	4
	(3)	Consolidated Statements of Income six months ended June 30, 2012 and 2011	5
	(4)	Consolidated Statements of Comprehensive income three months ended June 30, 2012 and 2011	6
	(5)	Consolidated Statements of Comprehensive income six months ended June 30, 2012 and 2011	6
	(6)	Consolidated Statements of Shareholders’ Equity	7
	(7)	Consolidated Statements of Cash Flows	8
	(5)	Notes to Consolidated Financial Statements	9-27

5.	Exhibits
	2.0	Plan of Reorganization (Filed with 1995 10-KSB)
	3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
	3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
	3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)
	4.0	2011 Proxy Statement (Filed with 2011 10-K)
	10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
	10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
	10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
	10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
	10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed With 2010 10-K)
	10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
2010 Omnibus Stock Incentive Plan (Filed with 2010 Proxy Statement)
	10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
	10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
	14.0	Code of Ethics (Filed with 2004 10-KSB)
	21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant's only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
	31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
	31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
	32.1	Certification pursuant to Section 1350
	32.2	Certification pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

August 13, 2012
	BY:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President and Chief Executive Officer

	BY:	/s/ Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer
Executive Vice President