Form 10-Q
period 2012-09-30
BANK OF SOUTH CAROLINA CORP
filed 2012-11-09
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Yes ☐  No ☒

As of November 9, 2012 there were 4,446,239 Common Shares outstanding.

BANK OF SOUTH CAROLINA CORPORATION

Report on Form 10-Q

for quarter ended

September 30, 2012

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2012	December 31, 2011
Assets:
Cash and due from banks	$6,095,995	$4,559,194
Interest bearing deposits in other banks	14,286,487	47,504,282
Investment securities available for sale	58,962,671	59,552,160
Mortgage loans to be sold	14,092,588	7,578,587
Loans	213,698,894	213,709,112
Allowance for loan losses	(3,388,815)	(3,106,884)
Net loans	210,310,079	210,602,228
Premises and equipment, net	2,516,798	2,611,965
Accrued interest receivable	1,017,989	1,147,216
Other assets	184,063	473,137
Total assets	$307,466,670	$334,028,769

Liabilities and Shareholders’ Equity:
Deposits:
Non-interest bearing demand	$78,713,939	$70,217,614
Interest bearing demand	61,627,515	64,350,891
Money market accounts	57,298,746	96,292,414
Certificates of deposit $100,000 and over	41,507,596	38,638,528
Other time deposits	16,069,951	17,416,840
Other savings deposits	17,727,362	14,211,228
Total deposits	272,945,109	301,127,515

Accrued interest payable and other liabilities	851,287	907,385
Total liabilities	273,796,396	302,034,900

Common Stock - No par value; 12,000,000 shares authorized; Shares issued 4,665,690 at September 30, 2012 and 4,664,391 at December 31, 2011; Shares outstanding 4,446,239 at September 30, 2012 and 4,444,940 shares at December 31, 2011	—	—
Additional paid in capital	28,456,352	28,390,929
Retained earnings	4,699,214	3,491,678
Treasury stock – 219,451 shares at September 30, 2012 and December 31, 2011	(1,902,439)	(1,902,439)
Accumulated other comprehensive income, net of income taxes	2,417,147	2,013,701

Total shareholders’ equity	33,670,274	31,993,869

Total liabilities and shareholders’ equity	$307,466,670	$334,028,769

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2012	2011
Interest and fee income
Interest and fees on loans	$2,745,764	$2,787,415
Interest and dividends on investment securities	332,344	321,716
Other interest income	20,332	18,623
Total interest and fee income	3,098,440	3,127,754

Interest expense
Interest on deposits	106,875	177,288
Total interest expense	106,875	177,288

Net interest income	2,991,565	2,950,466
Provision for loan losses	80,000	120,000
Net interest income after provision for loan losses	2,911,565	2,830,466

Other income
Service charges, fees and commissions	232,276	238,339
Mortgage banking income	330,726	181,234
Gain on sale of securities	—	66,486
Other non-interest income	7,179	10,846
Total other income	570,181	496,905

Other expense
Salaries and employee benefits	1,251,563	1,190,370
Net occupancy expense	345,815	338,692
Other operating expenses	558,871	454,309
Total other expense	2,156,249	1,983,371

Income before income tax expense	1,325,497	1,344,000
Income tax expense	431,835	407,027
Net income	$893,662	$936,973

Basic earnings per share	$0.20	$0.21
Diluted earnings per share	$0.20	$0.21

Weighted average shares outstanding
Basic	4,495,099	4,444,355
Diluted	4,495,099	4,444,355

Cash Dividend Per Share	$0.11	$0.11

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine months Ended
	September 30,
	2012	2011
Interest and fee income
Interest and fees on loans	$8,231,109	$8,106,716
Interest and dividends on investment securities	1,009,404	967,179
Other interest income	67,344	45,077
Total interest and fee income	9,307,857	9,118,972

Interest expense
Interest on deposits	351,334	627,108
Total interest expense	351,334	627,108

Net interest income	8,956,523	8,491,864
Provision for loan losses	280,000	360,000
Net interest income after provision for loan losses	8,676,523	8,131,864

Other income
Service charges, fees and commissions	696,206	712,559
Mortgage banking income	957,027	502,880
Gain on sale of securities	—	124,672
Other non-interest income	32,740	25,211
Total other income	1,685,973	1,365,322

Other expense
Salaries and employee benefits	3,729,640	3,538,762
Net occupancy expense	1,016,098	1,003,509
Other operating expenses	1,768,857	1,599,630
Total other expense	6,514,595	6,141,901

Income before income tax expense	3,847,901	3,355,285
Income tax expense	1,173,246	1,000,908
Net income	$2,674,655	$2,354,377

Basic earnings per share	$0.60	$0.52
Diluted earnings per share	$0.60	$0.52

Weighted average shares outstanding
Basic	4,445,570	4,438,184
Diluted	4,445,570	4,438,184

Cash Dividend Per Share	$0.33	$0.31

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2012	2011

Net income	$893,662	$936,973
Other comprehensive income, net of tax:
Unrealized gain on securities	144,195	739,805
Reclassification adjustment for gains included in income	—	(41,886)
Other comprehensive income, net of tax	144,195	697,919
Total comprehensive income	$1,037,857	$1,634,903

	Nine months Ended
	September 30,
	2012	2011

Net income	$2,674,655	$2,354,377
Other comprehensive income, net of tax:
Unrealized gain on securities	403,446	1,611,903
Reclassification adjustment for gains included in income	—	(78,543)
Other comprehensive income, net of tax	403,446	1,533,360
Total comprehensive income	$3,078,101	$3,887,737

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

December 31, 2010	$—	$28,202,939	$2,167,927	$(1,902,439)	$250,455	$28,718,882

Net income	—	—	2,354,377	—	—	2,354,377

Other comprehensive Income	—	—	—	—	1,533,360	1,533,360

Exercise of stock options	—	123,403	—	—	—	123,403

Stock-based compensation expense	—	43,275	—	—	—	43,275

Cash dividends ($0.31 per common share)	—	—	(1,376,624)	—	—	(1,376,624)

September 30, 2011	$—	$28,369,617	$3,145,680	$(1,902,439)	$1,783,815	$31,396,673

December 31, 2011	$—	$28,390,929	$3,491,678	$(1,902,439)	$2,013,701	$31,993,869

Net income	—	—	2,674,655	—	—	2,674,655

Other comprehensive Income	—	—	—	—	403,446	403,446

Exercise of stock options	—	11,094	—	—	—	11,094

Stock-based compensation expense	—	54,329	—	—	—	54,329

Cash dividends ($0.33 per common share)	—	—	(1,467,119)	—	—	(1,467,119)

September 30, 2012	$—	$28,456,352	$4,699,214	$(1,902,439)	$2,417,147	$33,670,274

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net income	$2,674,655	$2,354,377
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	160,329	159,992
Gain on sale of securities	—	(124,672)
Provision for loan losses	280,000	360,000
Stock-based compensation expense	54,329	43,275
Net amortization and (accretion) of unearned discounts and premiums on investments	286,624	(146,948)
Origination of mortgage loans held for sale	(73,797,138)	(38,816,916)
Proceeds from sale of mortgage loans held for sale	67,283,137	39,536,626
Decrease in accrued interest receivable and other assets	181,354	337,754
(Decrease) increase in accrued interest payable and other liabilities	(56,241)	54,235

Net cash (used) provided by operating activities	(2,932,951)	3,757,723

Cash flows from investing activities:
Purchase of investment securities available for sale	(2,801,741)	(40,673,691)
Maturities of investment securities available for sale	3,745,000	9,605,000
Net decrease (increase) in loans	12,148	(2,607,057)
Loss on disposal of fixed assets	1,628	—
Purchase of premises, equipment and leasehold improvements, net	(66,790)	(287,616)
Proceeds from sale of available for sale securities	—	18,140,625

Net cash provided (used) by investing activities	890,245	(15,822,739)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(28,182,406)	89,926,396
Net decrease in short-term borrowings	—	(249,978)
Dividends paid	(1,466,976)	(887,681)
Stock options exercised	11,094	123,403

Net cash (used) provided by financing activities	(29,638,288)	88,912,140

Net (decrease) increase in cash and cash equivalents	(31,680,994)	76,847,124
Cash and cash equivalents at beginning of period	52,063,476	24,430,785

Cash and cash equivalents at end of period	$20,382,482	$101,277,909

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$426,073	$727,933
Income taxes	$1,282,751	$854,198

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$143	$488,943
Change in unrealized gains on available for sale securities	$403,446	$1,611,903

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2012

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2011 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 2: Reclassification

Certain captions and amounts in the financial statements in the Company’s Form 10-Q for the three and nine months ended September 30, 2011 were reclassified to conform to the September 30, 2012 presentation.

NOTE 3: Investment Securities

The Company classifies investments into three categories as follows: (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for the three and nine months ended September 30, 2012 and 2011. The Company does not have any mortgage-backed securities nor has it ever invested in mortgage-backed securities.

NOTE 4: Mortgage Loans to be Sold:

The Company originates fixed and variable rate residential mortgage loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor are carried in the Company’s loans held for sale portfolio.  These loans are fixed and variable rate residential mortgage loans that have been originated in the Company’s name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. At September 30, 2012 and December 31, 2011, the Company had approximately $14.1 million and $7.6 million in mortgage loans held for sale, respectively. Gains or losses on sales of these loans are recognized and included in mortgage banking income in the consolidated statements of income when control over these assets has been surrendered.

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

Management believes that the allowance is adequate to absorb inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which management believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

The following is a summary of the non-accrual loans as of September 30, 2012 and December 31, 2011.

September 30, 2012
Loans Receivable on Non-Accrual
Commercial	$5,298
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	3,385,122
Consumer:
Consumer Real Estate	97,980
Consumer - Other	—
Total	$3,488,400

December 31, 2011
Loans Receivable on Non-Accrual
Commercial	$4,018
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	851,672
Consumer:
Consumer Real Estate	67,981
Consumer - Other	—
Total	$923,671

The following is a schedule of the Bank’s delinquent loans, excluding mortgage loans held for sale, as of September 30, 2012 and December 31, 2011.

September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$521,970	34,357	—	556,327	52,788,518	53,344,845	—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	3,978,339	3,978,339	—
Commercial Real Estate - Other	594,626	—	2,829,543	3,424,169	104,257,691	107,681,860	—
Consumer:
Consumer- Real Estate	—	—	29,999	29,999	44,479,518	44,509,517	—
Consumer-Other	11,658	—	—	11,658	4,172,675	4,184,333	—
Total	$1,128,254	34,357	2,859,542	4,022,153	209,676,741	213,698,894	—

December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$50,892	—	—	50,892	55,514,633	55,565,525	—
Commercial Real Estate:
Commercial Real Estate - Construction	—	—	—	—	3,564,327	3,564,327	—
Commercial Real Estate - Other	1,268,321	—	788,167	2,056,488	104,352,133	106,408,621	282,173
Consumer:
Consumer- Real Estate	—	—	—	—	43,185,861	43,185,861	—
Consumer-Other	4,401	30,319	605	35,325	4,949,453	4,984,778	—
Total	$1,323,614	30,319	788,772	2,142,705	211,566,407	213,709,112	282,173

As of September 30, 2012 and December 31, 2011, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans For the Nine Months Ended September 30, 2012
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investments	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$296,350	$149,374	$—	$155,147	$48,884
Commercial Real Estate	10,929,309	8,792,695	—	8,771,634	1,832,821
Consumer Real Estate	319,536	313,154	—	316,312	57,798
Consumer Other	—	—	—	—	—

Total	$11,545,195	$9,255,223	$—	$9,243,093	$1,939,503

With an allowance recorded:
Commercial	$1,360,535	$1,251,462	$1,251,462	$1,290,779	$153,646
Commercial Real Estate	486,000	436,291	208,479	447,950	122,047
Consumer Real Estate	852,750	849,271	337,513	849,359	334,492
Consumer Other	50,000	49,540	49,540	49,589	5,181

Total	$2,749,285	$2,586,564	$1,846,994	$2,637,677	$615,366
Grand Total	14,294,480	11,841,787	1,846,994	11,880,770	2,554,869
13

Impaired and Restructured Loans For the Year Ended December 31, 2011
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investments	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$83,350	$4,018	$—	$8,625	$315
Commercial Real Estate	4,289,820	4,321,755	—	4,299,045	99,046
Consumer Real Estate	319,536	315,926	—	317,776	12,596
Consumer Other	—	—	—	—	—

Total	$4,692,706	$4,641,699	$—	$4,625,446	$111,957

With an allowance recorded:
Commercial	$1,360,535	$1,281,462	$1,281,462	$1,298,891	$57,458
Commercial Real Estate	668,950	625,648	187,713	634,511	9,957
Consumer Real Estate	822,750	819,341	345,494	819,423	34,636
Consumer Other	50,000	49,742	49,742	49,742	—

Total	$2,902,235	$2,776,193	$1,864,411	$2,802,567	$102,051
Grand Total	7,594,941	7,417,892	1,864,411	7,428,013	214,008

The following table illustrates credit risks by category and internally assigned grades at September 30, 2012 and December 31, 2011.

September 30, 2012
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer – Real Estate	Consumer– Other	Total

Pass	$46,699,781	$3,507,472	$92,858,906	$39,151,473	$3,560,897	$185,778,529
Watch	2,798,810	—	2,632,371	3,361,909	201,472	8,994,562
OAEM	957,183	470,867	5,013,420	653,947	236,139	7,331,556
Sub-Standard	2,889,071	—	7,177,163	1,342,188	185,825	11,594,247
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$53,344,845	$3,978,339	$107,681,860	$44,509,517	$4,184,333	$213,698,894
14

December 31, 2011
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer – Real Estate	Consumer – Other	Total

Pass	$48,160,256	$3,088,190	$93,889,871	$38,551,256	$4,390,391	$188,079,964
Watch	4,000,123	476,137	4,581,885	3,312,679	214,617	12,585,441
OAEM	2,071,137	—	1,905,745	212,545	311,905	4,501,332
Sub-Standard	1,334,009	—	6,031,120	1,109,381	67,865	8,542,375
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$55,565,525	$3,564,327	$106,408,621	$43,185,861	$4,984,778	$213,709,112

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category at September 30, 2012 and December 31, 2011. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

September 30, 2012
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,586,510	$420,367	$450,338	$91,402	$558,267	$3,106,884
Charge-offs	(60,035)	(43,734)	(26,488)	(11,125)	—	(141,382)
Recoveries	107,633	10,229	10,000	15,451	—	143,313
Provisions	(294,127)	(68,312)	137,655	(15,109)	519,893	280,000
Ending Balance	1,339,981	318,550	571,505	80,619	1,078,160	3,388,815
Ending Balances:
Individually evaluated for impairment	1,400,836	9,228,986	1,162,425	49,540	—	11,841,787
Collectively evaluated for impairment	$51,944,009	$102,431,213	$43,347,092	$4,134,793	$—	$201,857,107

December 31, 2011
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,502,298	$128,334	$218,897	$27,200	$1,061,859	$2,938,588
Charge-offs	(17,943)	(303,403)	—	(62,368)	—	(383,714)
Recoveries	42,662	28,838	—	510	—	72,010
Provisions	59,493	566,598	231,441	126,060	(503,592)	480,000
Ending Balance	1,586,510	420,367	450,338	91,402	558,267	3,106,884
Ending Balances:
Individually evaluated for impairment	1,285,480	4,947,403	1,135,267	49,742	—	7,417,892
Collectively evaluated for impairment	$54,280,045	$105,025,545	$42,050,594	$4,935,036	$—	$206,291,220

Restructured (trouble debt restructuring-TDR’s) loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $2,655,556 and $491,153 at September 30, 2012 and December 31, 2011, respectively, and are illustrated in the following table. At September 30, 2012 and December 31, 2011, all restructured loans were performing as agreed. There was one restructured loan at December 31, 2010 in the amount of $153,015 that failed to continue to perform as agreed upon and, as a result, the loan was charged off in March 2011.

Modification
As of September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$141,667	$141,667
Commercial Real Estate	3	$2,400,797	$2,400,797
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate –Prime	1	$113,092	$113,092
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—	$—
Commercial Real Estate	—	$—	$—
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate -Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—

Modification
As of December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	$—	$—
Commercial Real Estate	1	$375,323	$375,323
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate –Prime	1	$115,830	$115,830
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—	$—
Commercial Real Estate	1	$153,015	$153,015
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate -Prime	—	$—	—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. The Company believes it has no uncertain tax positions as of September 30, 2012.

NOTE 8: Stock Based Compensation

The shareholders of the Company voted at the Company’s Annual Meeting, April 13, 2010 to approve the 2010 Omnibus Stock Incentive Plan, including 330,000 shares (adjusted for a 10% stock dividend declared on August 26, 2010) reserved under the plan (copy of the plan was filed with 2010 Proxy Statement). This plan is intended to assist the Company in recruiting and retaining employees with ability and initiative by enabling employees to participate in its future success and to associate their interest with those of the Company and its shareholders. Under the Omnibus Stock Incentive Plan, options are periodically granted to employees at a price not less than 100% of the fair market value of the shares at the date of the grant. All employees are eligible to participate in this plan if the Executive Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to the profits or growth of the Company or its subsidiary. Options may be exercised in whole at any time or in part from time to time at such times and in compliance with such requirements as the Executive Committee shall determine. The maximum period in which an Option may be exercised is determined at the date of grant and shall not exceed ten years from the date of grant.

The options are not transferable except by will or by the laws of descent and distribution. On June 28, 2012 the Executive Committee granted options to purchase 9,000 shares to five employees. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 3.97%, historical volatility 33.94%, with an expected life of ten years, and a risk free interest rate of 1.60%. In addition, the Board of Director’s granted options to purchase 2,500 shares to one employee on September 24, 2012. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 3.97%, historical volatility 33.94%, with an expected life of ten years, and a risk free interest rate of 1.74%.

On March 24, 2011, the Executive Committee granted options to purchase 5,000 shares of stock to one employee. The Executive Committee also granted options to purchase 96,000 shares to twenty-two employees on June 23, 2011. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used for the March 24, and June 23, 2011 grant: dividend yield 4.02%, historical volatility 54.43% with an expected life of ten years. The risk free interest rate was 3.42%, and 2.93% for March 24, and June 23, 2011, respectively. There were no options granted during the three months ended September 30, 2011.

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

The following is a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plan for the three and nine months ending September 30, 2012 and three and nine months ended September 30, 2011.

Three Months Ended September 30, 2012	Options	Weighted Average Exercise Price

Balance at July 1, 2012	175,467	$11.25
Granted	2,500	12.00
Balance at September 30, 2012	177,967	$11.26

Nine months Ended September 30, 2012	Options	Weighted Average Exercise Price

Balance at January 1, 2012	168,266	$11.23
Granted	11,500	11.30
Forfeited	(500)	10.77
Exercised	(1,299)	8.54
Balance at September 30, 2012	177,967	$11.26

Three Months Ended September 30, 2011	Options	Weighted Average Exercise Price

Balance at July 1, 2011	174,681	$11.21
Granted	—	—
Exercised	(665)	8.54
Forfeited	—	—
Balance at September 30, 2011	174,016	$11.22

Nine months Ended September 30, 2011	Options	Weighted Average Exercise Price

Balance at January 1, 2011	88,831	$11.51
Granted	101,000	10.48
Exercised	(15,074)	8.19
Forfeited	(741)	8.11
Balance at September 30, 2011	174,016	$11.22

Options exercisable at September 30, 2012	4,532	$8.54

NOTE 9: Shareholders’ Equity

Quarterly cash dividends of $.11 per share were declared on March 22, June 28, and September 27, 2012 for shareholders of record on April 6, July 13, and October 9, 2012, respectively. The dividends were payable April 30, July 31, and October 31, 2012, respectively. Income per common share for the three and nine months ended September 30, 2012 and for the three and nine months ended September 30, 2011 was calculated as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$893,662

Basic income available to common shareholders	$893,662	4,495,099	$.20

Effect of dilutive options		—

Diluted income available to common shareholders	$893,662	4,495,099	$.20

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$2,674,655

Basic income available to common shareholders	$2,674,655	4,445,570	$.60

Effect of dilutive options		—

Diluted income available to common shareholders	$2,674,655	4,445,570	$.60

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$936,973

Basic income available to common shareholders	$936,973	4,444,355	$.21

Effect of dilutive options		—

Diluted income available to common shareholders	$936,973	4,444,355	$.21

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$2,354,377

Basic income available to common shareholders	$2,354,377	4,438,184	$.52

Effect of dilutive options		—

Diluted income available to common shareholders	$2,354,377	4,438,184	$.52

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

Comprehensive income totaled $3,078,101 at September 30, 2012 and $3,887,737 at September 30, 2011.

NOTE 11: Fair Value Measurements

The Company adopted accounting standards which define fair value, establish a framework for measuring fair value, and expand disclosures about fair value. The standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the assets or liability in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of input that may be used to measure fair value:

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

The guidance requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans). Fair value estimates, methods, and assumptions are set forth below.

Investment Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis based upon quoted market prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, or by dealers or brokers in active over-the counter markets. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Mortgage Loans Held for Sale

The Company originates fixed and variable rate residential mortgage loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor are carried in the Company’s loans held for sale portfolio.  These loans are fixed and variable rate residential mortgage loans that have been originated in the Company’s name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers.  Therefore, these loans present very little market risk for the Company.  The Company usually delivers to, and receives funding from, the investor within 30 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts” basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination. These loans are classified as Level 2.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 are as follows:

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012
US Treasury Note	$6,240,938	$—	$—	$6,240,938
Government Sponsored Enterprises	$—	$18,446,092	$—	$18,446,092
Municipal Securities	$—	$34,275,641	$—	$34,275,641
Mortgage loans held for sale	$—	$14,092,588	$—	$14,092,588
Total	$6,240,938	$66,814,321	$—	$73,055,259

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
US Treasury Note	$6,310,782	$—	$—	$6,310,782
Government Sponsored Enterprises	$—	$18,434,117	$—	$18,434,117
Municipal Securities	$—	$34,807,261	$—	$34,807,261
Mortgage loans held for sale	$—	$7,578,587	$—	$7,578,587
Total	$6,310,782	$60,819,965	$—	$67,130,747

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2012 and September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records the impaired loan as nonrecurring Level 3.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an on going basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of September 30, 2012 and December 31, 2011 for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2012 and twelve months ended December 31, 2011.

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012
Impaired loans	$—	$—	$9,994,793	$9,994,793
Total	$—	$—	$9,994,793	$9,994,793

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Impaired loans	$—	$—	$5,553,481	$5,553,481
Total	$—	$—	$5,553,481	$5,553,481

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
The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans by the Company at September 30, 2012 and December 31, 2011, approximate market.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

September 30, 2012
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Loans	$213,698,894	$214,100,918	$—	$—	$214,100,918
Financial Instruments- Liabilities
Deposits	$272,945,109	$272,971,679	$—	$272,971,679	$—

December 31, 2011
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Loans	$213,709,112	$214,294,224	$—	$—	$214,294,224
Financial Instruments- Liabilities
Deposits	$301,127,515	$301,830,957	$—	$301,830,957	$—

	September 30, 2012
	Notional Amount	Fair Value
Off Balance Sheet Financial
Instruments:

Commitments to extend credit	$50,450,944	$—
Standby letters of credit	862,662	—

	December 31, 2011
	Notional Amount	Fair Value
Off Balance Sheet Financial
Instruments:

Commitments to extend credit	$47,629,822	$—
Standby letters of credit	875,679	—

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

These risks are exacerbated by the development over the last four years in national and international financial markets, and Management is unable to predict what effect continued uncertainty in market conditions will have on the Company. There can be no assurance that the unprecedented developments experienced over the last four years will not materially and adversely affect the Company’s business, financial condition and results of operations.

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

Overview

Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $307.5 million in assets as of September 30, 2012 and net income of $893,662 and $2.7 million for the three and nine months ended September 30, 2012. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of the Company’s financial condition as of September 30, 2012 as compared to December 31, 2011 and the results of operations for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011. The discussion and analysis identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

The Company derives most of its income from interest on loans and investments (interest bearing assets). The primary source of funding for making these loans and investments is the Company’s interest and non-interest bearing deposits. Consequently, one of the key measures of the Company’s success is the amount of net interest income, or the difference between the income on interest earning assets, such as loans and investments, and the expense on its interest bearing liabilities, such as deposits. Another key measure is the spread between the yield the Company earns on these interest bearing assets and the rate the Company pays on its interest bearing liabilities.

There are risks inherent in all loans; therefore, the Company maintains an allowance for loan losses to absorb estimated losses on existing loans that may become uncollectible. The Company established and maintains this allowance based on a methodology representing the environment it operates within. For a detailed discussion on the allowance for loan losses see “Provision for Loan Losses”.

In addition to earning interest on loans and investments, the Company earns income through fees and other expenses charged to customers. The various components of non-interest income as well as non-interest expense are described in the following discussion.

For nine months ended September 30, 2012, the Bank has paid $1,540,000 to the Company for dividend payments.

CRITICAL ACCOUNTING POLICIES

The Company has adopted various accounting policies that govern the application of principles generally accepted in the United States and with general practices within the banking industry in the preparation of its financial statements. The Company’s significant accounting policies are described in the footnotes to its unaudited consolidated financial statements as of September 30, 2012 and its notes included in the consolidated financial statements in its 2011 Annual Report on Form 10-K as filed with the SEC.

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

BALANCE SHEET

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold. In order to improve the Company’s yield on daily liquidity, the Company terminated all of its Federal Funds positions and moved the money to the Federal Reserve as the Company was able to earn .25% - approximately ten basis points more than the Company was making on Federal Funds. Therefore there were no Federal Funds sold at September 30, 2012 or December 31, 2011. Total cash and cash equivalents decreased 60.85% or $31,680,994 to $20,382,482 at September 30, 2012, from $52,063,476 at December 31, 2011. This decrease is the result of a decrease deposits which resulted in lower deposits with the Federal Reserve. (See “Deposits” for further discussion on the decrease in deposits.)

Regulations set by the Federal Reserve require the Company to maintain certain average cash reserve balances. At September 30, 2012 and December 31, 2011 the daily average reserve requirement was approximately $700,000.

LOANS

The following is a discussion of the Company’s total outstanding loans, which excludes mortgage loans to be sold. Mortgage loans to be sold are discussed separately in this note. The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets. At September 30, 2012, outstanding loans (plus deferred loan fees of $56,410) totaled $213,698,894 which equaled 78.29% of total deposits and 69.50% of total assets. Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina.

Because lending activities comprise such a significant source of revenue, the Company’s main objective is to adhere to sound lending practices. The Loan Committee of the Board of Directors meets monthly to evaluate the adequacy of the Allowance for Loan Losses and to review all loans resulting in credit exposure of $10,000 or more.

The breakdown of total loans by type and the respective percentage of total loans (excluding mortgage loans to be sold) are as follows:

	September 30,		December 31,
	2012	2011	2011
Commercial loans	$53,344,845	$54,250,929	$55,565,525
Commercial real estate:
Commercial real estate construction	3,978,339	3,499,067	3,564,327
Commercial real estate other	107,681,860	106,306,693	106,408,621
Consumer
Consumer real estate	44,509,517	41,086,753	43,185,861
Consumer other	4,184,333	5,164,306	4,984,778
	213,698,894	210,307,748	213,709,112
Allowance for loan losses	(3,388,815)	(2,973,615)	(3,106,884)
Loans, net	$210,310,079	$207,334,133	$210,602,228

Percentage of Loans	September 30,		December 31,
	2012	2011	2011
Commercial loans	24.96%	25.80%	26.00%
Commercial real estate constructions	1.86%	1.66%	1.67%
Commercial real estate other	50.39%	50.55%	49.79%
Consumer real estate	20.83%	19.54%	20.21%
Consumer other	1.96%	2.46%	2.33%

Total	100.00%	100.00%	100.00%

Although the Company’s customers indicate that business conditions are improving, loan demand did not increase during the nine months ended September 30, 2012 from year end 2011.

Mortgage loans to be sold increased $6,514,001 or 85.95% to $14,092,588 for the nine months ended September 30, 2011 compared to $7,578,587 from year end 2011. The historically low interest rate environment has resulted in a large increase in refinancing as well as buyers taking advantage of the decrease in home prices.

INVESTMENT SECURITIES AVAILABLE FOR SALE

The Company uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on investments at September 30, 2012 was 2.34% compared to 2.45% at December 31, 2011. The estimated fair value of the investments available for sale at September 30, 2012 and December 31, 2011 and percentage of each category to total investments are as follows:

INVESTMENT PORTFOLIO

	September 30, 2012	December 31, 2011
US Treasury Notes	$6,240,938	$6,310,782
Government-Sponsored Enterprises	18,446,092	18,434,117
Municipal Securities	34,275,641	34,807,261
	$58,962,671	$59,552,160

US Treasury Note	10.59%	10.60%
Government-Sponsored Enterprises	31.28%	30.95%
Municipal Securities	58.13%	58.45%
	100.00%	100.00%

All investment securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at September 30, 2012 and December 31, 2011. The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

The amortized cost and fair value of investment securities available for sale are summarized as follows as of September 30, 2012 and December 31, 2011:

	SEPTEMBER 30, 2012
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Note	$6,111,713	$129,225	$—	$6,240,938
Government-Sponsored Enterprises	17,892,326	553,766	—	18,446,092
Municipal Securities	31,121,890	3,153,751	—	34,275,641

Total	$55,125,929	$3,836,742	$—	$58,962,671

	DECEMBER 31, 2011
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,153,299	$157,483	$—	$6,310,782
Government-Sponsored Enterprises	18,100,730	333,387	—	18,434,117
Municipal Securities	32,101,781	2,706,597	1,117	34,807,261

Total	$56,355,810	$3,197,467	$1,117	$59,552,160

The amortized cost and fair value of investment securities available for sale at September 30, 2012, and December 31, 2011, by contractual maturity are as follows:

September 30, 2012
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$2,340,269	$2,352,215
Due in one year to five years	31,622,713	32,791,947
Due in five years to ten years	11,415,887	12,785,179
Due in ten years and over	9,747,060	11,033,330

Total	$55,125,929	$58,962,671

December 31, 2011
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$3,745,464	$3,752,060
Due in one year to five years	30,306,215	31,159,444
Due in five years to ten years	11,110,227	12,350,591
Due in ten years and over	11,193,904	12,290,065

Total	$56,355,810	$59,552,160

At September 30, 2012, there were no securities with an unrealized loss as compared to three Municipal Securities with an unrealized loss of $1,117 at December 31, 2011. The fair values of investment securities available for sale with unrealized losses at December 31, 2011, are as follows:

DECEMBER 31, 2011
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$—	$—	$—	$—	$—	$—
Government-Sponsored Enterprises	—	—	—	—	—	—
Municipal Securities	243,884	1,117	—	—	243,884	1,117

	$243,884	$1,117	$—	$—	$243,884	$1,117

The unrealized losses on investments at December 31, 2011, were caused by interest rate increases. The contractual terms of these investments did not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company had the ability to hold these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.

DEPOSITS

Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 66.46% of average earning assets for the nine months ended September 30, 2012, and 71.68% for the twelve months ended December 31, 2011. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	September 30,		December 31,
	2012	2011	2011
Non-interest bearing demand	78,713,939	62,031,647	70,217,614
Interest bearing demand	61,627,515	52,140,953	64,350,891
Money market accounts	57,298,746	154,806,746	96,292,414
Certificates of deposit $100,000 and over	41,507,596	40,330,289	38,638,528
Other time deposits	16,069,951	17,320,283	17,416,840
Other savings deposits	17,727,362	13,733,453	14,211,228

Total Deposits	272,945,109	340,363,371	301,127,515

Percentage of Deposits	September 30,		December 31,
	2012	2011	2011
Non-interest bearing demand	28.84%	18.23%	23.32%
Interest bearing demand	22.58%	15.32%	21.37%
Money Market accounts	20.99%	45.48%	31.98%
Certificates of deposit $100,000 and over	15.21%	11.85%	12.83%
Other time deposits	5.89%	5.09%	5.78%
Other savings deposits	6.49%	4.03%	4.72%

Total Deposits	100.00%	100.00%	100.00%

Deposits have decreased 19.81% from September 30, 2011 to September 30, 2012 and decreased 9.36% from December 31, 2011 to September 30, 2012.

On February 7, 2012, the Company was notified by a large depositor, that its funds would be withdrawn by the end of that month. This company was started in Charleston, SC and was purchased by an out-of-state company in 2007. The deposits remained with The Bank of South Carolina with the understanding these deposits would eventually be moved. The balances of the deposits were $71,797,267 at September 30, 2011, $32,462,427 at December 31, 2011, and $1,876,056 at September 30, 2012.

SHORT-TERM BORROWINGS

The Bank had a demand note through the US Treasury, Tax and Loan system with the Federal Reserve Bank of Richmond. The Bank had the ability to borrow up to $1,000,000 at September 30, 2011 under the arrangement at an interest rate set by the Federal Reserve. The note was secured by Government Sponsored Enterprise Securities with a market value of $1,027,905 at September 30, 2011. The amount outstanding under the note totaled $517,520 at September 30, 2011. The Federal Reserve discontinued this program on December 30, 2011. Electronic tax deposits will no longer be deposited into the Company’s TT&L main account balance. At September 30, 2012 and December 31, 2011, the Company had no outstanding federal funds purchased with the option to borrow up to $21,000,000 on short term lines of credit. In March 2012, the Company established a $6 million REPO Line with Raymond James (formally Morgan Keegan). There have been no borrowings under this agreement. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. The Company established this arrangement as an additional source of liquidity. As of September 30, 2012 and December 31, 2011 the Company could borrow up to $64,042,833 and $61,527,194, respectively. There have been no borrowings under this arrangement.

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

Net Income

Net income decreased $43,311 or 4.62% to $893,662, or basic and diluted earnings per share of $.20 and $.20, respectively, for the three months ended September 30, 2012, from $936,973, or basic and diluted earnings per share of $.21 and $.21, respectively, for the three months ended September 30, 2011. During the three months ended September 30, 2011, the Company sold $6 million in US Treasury Notes for a gain of $66,486, compared to no gains or losses on the sale of securities recognized during the three months ended September 30, 2012. This decrease was primarily offset by an increase in mortgage banking income of $149,492 or 82.49%. (See “net interest income” and “other income” for further discussion) Average earning assets increased $6.3 million to $307.3 million for the three months ended September 30, 2012 as compared to the $301.0 million for the same period in 2011. Average loans increased $3.2 million to $218.8 million and average investment securities increased $3.1 million to $56.8 million for the three months ended September 30, 2012 compared to the same period in 2011. The yield on average loans decreased 14 basis points to 4.99%, and average investments decreased 5 basis points to 2.33% for the three months ended September 30, 2012. Historically low interest rates have encouraged refinancing activity, resulting in an increase in average mortgage loans to be sold by $4.13 million for the three months ended September 30, 2012. Net interest margin decreased from 3.89% for the three months ended September 30, 2011 to 3.87% for the three months ended September 30, 2012.

Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
	Three Months ended September 30, 2012			Three Months Ended September 30, 2011
	Average Balance	Interest Earned/Paid	Yield/Rate %	Average Balance	Interest Earned/Paid	Yield/Rate %

Loans	$218,840,840	$2,745,764	4.99	$215,663,371	$2,787,415	5.13
Investments	56,754,071	332,344	2.33	53,690,651	321,716	2.38
Other	31,676,636	20,332	0.26	31,670,013	18,623	0.23
Total Earning Assets	307,271,547	3,098,440	4.01	301,024,035	3,127,754	4.12

Deposits	198,876,166	106,875	0.21	214,547,899	177,288	0.33
Other Borrowings	—	—	0.00	411,674	—	0.00
Total interest-bearing liabilities	$198,876,166	$106,875	0.21	$214,959,573	$177,288	0.33

Net Interest Spread			3.80%			3.79%
Net Interest Margin			3.87%			3.89%

Net Interest Income

Net interest income, the major component of the Company’s net income, increased $41,099 or 1.39% to $2,991,565 for the three months ended September 30, 2012, from $2,950,466 for the three months ended September 30, 2011. This increase is primarily due a decrease in the cost of funds. Interest expense decreased $70,413 or 39.72% to $106,875 for the three months ended September 30, 2012, from $177,288 for the three months ended September 30, 2011. As discussed above, beginning in March 2012 a large depositor began to close its accounts with the Company, all of which were interest bearing accounts. This decrease in average interest bearing deposits in addition to a shift in the Company’s deposit mix to a higher percentage of non-interest bearing deposits is the primary reason for the decrease in interest expense. The cost of average interest bearing deposits decreased from .33% for the three months ended September 30, 2011, to .21% for the three months ended September 30, 2012. Average interest bearing deposits decreased $15,671,733 or 7.30% during the same time period.

The Company’s non-interest bearing demand accounts increased $16,682,292 or 26.89% to $78,713,939 from $62,031,647 at September 30, 2011. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) includes a provision which requires the Federal Deposit Insurance Corporation (FDIC) to provide unlimited federal deposit insurance for non-interest bearing demand transaction accounts until December 31, 2012. The Company does not anticipate any impact from the expiration of this provision.

The Company also experienced a modest increase of $10,628 and $1,709 on interest and dividends from investment securities and other interest income, respectively. Average investments increased $3,063,420 or 5.71% to $56,754,071 for the three months ended September 30, 2012, from $53,690,651 for the three months ended September 30, 2011. The yield on the average investments decreased 5 basis points from 2.38% at September 30, 2011 to 2.33% at September 30, 2012. This decrease was primarily due to securities with a high yield maturing during the three months ended September 30, 2011. The funds were re-invested at significantly lower rates. During the three months ended September 30, 2011, the Company sold $6 million in US Treasury Notes for a gain of $66,486. The Company reinvested $5 million in a Government Sponsored Security yielding 1.70%, and $1.0 million in Municipal Securities yielding between 2.4% and 3.0%. Average other interest bearing assets increased $6,623 from $31,670,013 for the three months ended September 30, 2011, to $31,676,636 for the three months ended September 30, 2012. To improve its yield on daily liquidity, the Company terminated all of its Federal Funds positions, moving this money to deposits with the Federal Reserve as the Company was able to earn .25% (approximately 10 basis points more than the Company was earning on its Federal Funds deposits).

Allowance for Loan Losses

The Allowance for Loan Losses represents management’s estimate of probable losses inherent in the loan portfolio. The adequacy of the Allowance for Loan Losses (the “Allowance”) is reviewed monthly by the Loan Committee and on a quarterly basis by the Board of Directors. For purposes of this analysis, adequacy is defined as a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented. The methodology employed for this analysis has had various modifications since 2007 to better reflect the economic environment and to implement regulatory guidance. This allowance is validated on a monthly basis by Credit Personnel (who have no lending approval authority nor complete the Allowance). The revised methodology is based on a Reserve Model that is comprised of the three components listed below.

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

A general reserve analysis is performed on all loans, excluding impaired loans, based on FASB ASC 450-20. This includes a pool of loans that are reviewed for impairment but not found to be impaired. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. The three year historical loss percentage was .22% and .32% at September 30, 2012 and September 30, 2011, respectively.

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

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans and overmargined real estate lending. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Although the aggregate total of classified loans has increased, management is confident in the sources of repayment. Sizable unsecured principal balances on a non-amortizing basis are closely monitored. Within the portfolio risk factor the Company elected to increase the risk percentage for “trend in volume and term of loan”. In addition the Company elected to increase the risk percentage for “over margined real estate lending risk”. Although the vast majority of the Company’s real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to the Company’s ability to realize on the collateral. Given the contraction in real estate values, the Company closely monitors its loan to value. The collateral advance rate is 80% on all real estate transactions, with the exception of raw land at 65% and land development at 70%.

Occasionally, the Company extends credit beyond its normal collateral advance margins in real estate lending. Although infrequent, the aggregate of these loans represent a notable part of the Company’s portfolio. Accordingly these loans are monitored and the balances reported to the Board every quarter. An excessive level of this practice (as a percentage of capital) could result in additional regulatory scrutiny, competitive disadvantages and potential losses if forced to convert the collateral. The consideration of overmargined real estate loans directly relates to the capacity of the borrower to repay. Management often requests additional collateral to bring the loan to value ratio within the policy guidelines and also requires a strong secondary source of repayment in addition to the primary source of repayment.

Although significantly under the threshold of 100% of capital (currently approximately $33.7 million), the Company’s list and number of over margined real estate loans currently totals approximately $14.3 million or approximately 6.59% of its loan portfolio.

The credit rating matrix is used to rate all extensions of credit and to provide a more specified picture of the risk each loan poses to the quality of the loan portfolio. There are eight possible ratings used to determine the quality of each loan based on nine different qualifying characteristics: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance, and the borrower’s leverage position. The matrix is designed to meet management’s standards and expectations of loan quality.

National and local economic trends and conditions are constantly changing and result in both positive and negative impact on borrowers. Most macroeconomic conditions are not controllable by the Company and are incorporated into the qualitative risk factors. Natural and environmental disasters, wars and the fallout of the subprime lending market as well as problems in the traditional mortgage market are a few of the trends and conditions that are currently affecting the Company’s national and local economy. Changes in the national and local economy have impacted borrowers’ ability, in many cases, to repay loans in a timely manner. On occasion a loan’s primary source of repayment (i.e., personal income, cash flow, or lease income) may be eroded as a result of unemployment, lack of revenues, or the inability of a tenant to make rent payments.

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

The Bank has over 350 years of lending management experience among eleven members of its lending staff. In addition to the lending staff the Bank has an Advisory Board for each branch comprised of business and community leaders from the specific branch’s market area. An additional Advisory Board was created to support the Company’s business efforts in the North Charleston area of South Carolina. Management meets with these boards quarterly to discuss the trends and conditions in each respective market. Management is aware of the many challenges currently facing the banking industry. The assessment of banks to replenish the insurance fund and its corresponding impact on bank profits, increased regulatory scrutiny in and or on lending practices, and pending changes in deposit and or funding source type and mix, continue to impact the Company’s environment. As other banks look to increase earnings in the short term, the Company will continue to emphasize the need to maintain its sound lending practices and core deposit growth.

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

As of September 30, 2012, there were only four Standard Industrial Code groups that comprised more than two percent of the Bank’s total outstanding loans. The four groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, and legal services.

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

Based on the evaluation described above, the Company recorded a provision for loan losses during the three months ended September 30, 2012 and September 30, 2011 of $80,000 and $120,000, respectively. At September 30, 2012 the three year average loss ratios were: .171% Commercial, .769% Consumer, .507% 1-4 Residential, .000% Real Estate Construction and .113% Real Estate Mortgage.

During the three months ended September 30, 2012, charge-offs of $53,777 and recoveries of $21,014 were recorded to the allowance resulting in an Allowance for Loan Losses of $3,388,815 or 1.59% of total loans, compared to charge-offs of $8,383 and recoveries of $7,939 resulting in an Allowance for Loan Losses of $2,973,615 or 1.41% of total loans at September 30, 2011.

The Bank had impaired loans totaling $11,841,787 as of September 30, 2012, compared to $6,446,014 as of September 30, 2011. Impaired loans include non-accrual loans with balances at September 30, 2012 and September 30, 2011 of $3,488,400 and $915,173, respectively. The increase in non-accrual loans was primarily due to the addition of two very well secured first real estate mortgage loans to one borrower, which totaled $1,819,486, one secured real estate mortgage totaling $508,651, and five past due loans (greater than 90 days) totaling $531,405. Included in the total impaired loans balance at September 30, 2012, is one credit totaling $2,623,567 now entirely secured by a first mortgage, improving the Company’s existing second real estate mortgage secured position and including the existing unsecured debt. In addition, there is one credit totaling $1,835,854 included in impaired loans at September 30, 2012, that is considered to be a restructured loan due to excessive renewals and modification of payments.

The increase in impaired loans from 12 borrowers and 14 loans at September 30, 2011, to 26 borrowers and 31 loans at September 30, 2012, is reflective of the several borrowers caught by the slowing economy and the tightening real estate market, and greater scrutiny by management over our existing portfolio.

The Bank had five restructured loans (“TDR”) at September 30, 2012 and two restructured loans at September 30, 2011. According to GAAP, the Bank is required to account for certain loan modifications or restructuring as a troubled debt restructuring. In general, the modification or restructuring of a debt is considered a TDR if the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. At September 30, 2012 restructured loans had an aggregate balance of $2,655,556, compared to restructured loans at September 30, 2011 with an aggregate balance of $491,153. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of nine months, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest at September 30, 2012, and four loans over 90 days past due still accruing interest at September 30, 2011.

Net charge-offs for the three months ended September 30, 2012 were $32,763 compared to net charge-offs of $444 for the three months ended September 30, 2011. Although uncertainty in the economic outlook still exists, management believes the loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The following table represents the net charge-offs by loan type.

Net Charge-Offs For The Three Months Ended
	September 30, 2012	September 30, 2011
Commercial Loans	$(39,883)	$7,447
Commercial Real Estate	2,666	492
Consumer real estate	—	—
Consumer other	4,454	(8,383)
Net charge-off	$(32,763)	$(444)

The Company had $1,078,160 unallocated reserves at September 30, 2012 related to other inherent risk in the portfolio compared to unallocated reserves of $295,786 at September 30, 2011. Management believes this amount is appropriate and properly supported through the environmental factors of its Allowance for Loan Losses. Management believes the allowance for loan losses at September 30, 2012 is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the Allowance for Loan Losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. No provision was recorded during the three months ended September 30, 2012 or the three months ended September 30, 2011, resulting in no change to the balance of $20,825.

Other Income

Other income for the three months ended September 30, 2012, increased $73,276 or 14.75% to $570,181 from $496,905 for the three months ended September 30, 2011. This increase is primarily due to an increase in mortgage banking income of $149,492 or 82.49% to $330,726 for the three months ended September 30, 2012 as compared to $181,234 for the three months ended September 30, 2011. Mortgage originations increased $13,627,685 or 83.46% to $29,957,017 for the three months ended September 30, 2012, from $16,329,332 for the three months ended September 30, 2011, primarily due to the low interest rate environment. This increase was offset by a decrease of $66,486 in gains realized on the sale of investment securities. The Company realized a gain of $66,486 on the sale of investment securities during the three months ended September 30, 2011. There were no sales of investment securities during the three months ended September 30, 2012.

Other Expense

Bank overhead increased $172,878 or 8.72% to $2,156,249 for the three months ended September 30, 2012, from $1,983,371 for the three months ended September 30, 2011. This increase was primarily due to increases in salaries and employee benefits, data processing fees and fees paid to the FDIC. Wages increased $61,193 or 5.14% from $1,190,370 for the three months ended September 30, 2011 to $1,251,563 for the three months ended September 30, 2012, as a result of annual merit increases and the addition of two mortgage lenders and a mortgage loan processor. The cost of providing health insurance for employees also increased. The cost increased $17,378 from $96,675 for the three months ended September 30, 2011 to $114,053 for the three months ended September 30, 2012. Contributions to the Employee Stock Option Plan increased $15,000 for the three months ended September 30, 2012 as compared to the same time last year. Data processing fees increased $26,897 or 23.67% for the three months ended September 30, 2012. This increase is primarily a result of additional customers signing up for eCorp (online banking for businesses) and remote deposit capture. The Company’s data processing fees will continue to increase as additional customers sign up for these products. The company saw an increase in fees paid to the FDIC of $39,819. During the three months ended September 30, 2011, the Company corrected an over accrual of $43,740 on its second quarter assessment. In addition, $18,543 for the third quarter assessment was corrected due to a rate decrease used to calculate the assessment. These two corrections resulted in adjustments to income of $658 for the three months ended September 30, 2011 as compared to an expense of $39,161 for the three months ended September 30, 2012.

Income Tax Expense

For the three months ended September 30, 2012, the Company’s effective tax rate was 32.58% compared to 30.28% during the three months ended September 30, 2011.

Comparison of Nine months Ended September 30, 2012 to Nine months Ended September 30, 2011

Net income increased $320,278 or 13.60% to $2,674,655 or basic and diluted earnings per share of $.60 and $.60, respectively, for the nine months ended September 30, 2012 from $2,354,377 or basic and diluted of $.52 and $.52, respectively, for the nine months ended September 30, 2011. The increase in net income between periods is primarily due to an increase in interest and fees on loans, an increase in mortgage banking income and a decrease in the cost of funds. Average earning assets were $311.4 million for the nine months ended September 30, 2012, an increase of $20.7 from $290.7 for the nine months ended September 30, 2011. Average investments increased $7.4 or 14.69% to $57.6 million for the nine months ended September 30, 2012 as compared to $50.3 million for the nine months ended September 30, 2011. The average balance of other interest bearing deposits increased $6.6 or 22.83% to $35.3 million for the nine months ended September 30, 2012 from $28.7 million for the nine months ended September 30, 2011.

Yields on Average Earning Assets and Rates on Average Interest-Bearing Liabilities
	Nine Months ended September 30, 2012			Nine Months Ended September 30, 2011
	Average Balance	Interest Earned/Paid	Yield/Rate %	Average Balance	Interest Earned/Paid	Yield/Rate %

Loans	$218,500,480	$8,231,109	5.03	$211,713,746	$8,106,716	5.12
Investments	57,635,955	1,009,404	2.34	50,252,627	967,179	2.57
Other	35,276,113	67,344	0.26	28,718,726	45,076	0.21
Total Earning Assets	311,412,548	9,307,857	3.99	290,685,099	9,118,971	4.19

Deposits	206,954,617	351,334	0.23	208,351,689	627,108	0.40
Other Borrowings	—	—	0.00	508,444	—	0.00
Total interest-bearing liabilities	$206,954,617	$351,334	0.23	$208,860,133	$627,108	0.40

Net Interest Spread			3.76%			3.79%
Net Interest Margin			3.84%			3.91%

Allowance for Loan Losses

The contribution to the allowance for loan losses for the nine months ended September 30, 2012 was $280,000 compared to $360,000 for the nine months ended September 30, 2011. Net recoveries for the nine months ended September 30, 2012 were $1,931 compared to net charge-offs of $324,973 for the nine months ended September 30, 2011. Charge-offs for the nine months ended September 30, 2012 were $141,382 with recoveries of $143,313. The contribution to the allowance for loan losses and the net charge-offs resulted in an allowance for loan losses of $3,388,815 or 1.59% of total loans at September 30, 2012.

The following table represents the net charge-offs by loan type.

Net Charge-Offs For The Nine Months Ended
	September 30, 2012	September 30, 2011
Commercial Loans	$47,598	$11,861
Commercial Real Estate	(33,505)	(277,921)
Consumer real estate	4,326	(58,913)
Consumer other	(16,488)	—
Net (charge-off) recovery	$1,931	$(324,973)

Net Interest Income

Net interest income, the major component of the Company’s net income, increased $464,659 or 5.47% to $8,956,523 for the nine months ended September 30, 2012 from $8,491,864 for the nine months ended September 30, 2011. This increase is primarily due to an increase of $124,393 or 1.53% in interest and fees on loans as well as a decrease of $275,774 in the cost of funds. Average loans increased $6,786,734 or 3.21%. The average balance of mortgage loans to be sold increased $3,942,239 for the nine months ended September 30, 2012. This increase is due to an increase in refinancing due to historically low interest rates. Interest expense decreased $275,774 or 43.98% to $351,334 for the nine months ended September 30, 2012, from $627,108 for the nine months ended September 30, 2011. As discussed earlier, beginning in March 2012 a large depositor began to close its accounts with the Company, all of which were interest bearing accounts. The balance of the accounts totaled $71,797,267 at September 30, 2011, decreasing to $1,876,056 at September 30, 2012. In addition there was a shift in deposits from interest bearing to non-interest bearing. The yield on average deposits decreased from .40% for the nine months ended September 30, 2011, to .23% for the nine months ended September 30, 2012. Average interest bearing deposits decreased $1,397,072 or .67% for the nine months ended September 30, 2012, to $206,954,617. The Company’s non-interest bearing deposits increased $16,682,292 or 26.89% to $78,713,939 for the nine months ended September 30, 2012 from $62,031,647 for the nine months ended September 30, 2011. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) includes a provision which requires the Federal Deposit Insurance Corporation (FDIC) to provide unlimited federal deposit insurance for non-interest bearing demand transaction accounts until December 31, 2012. The Company does not anticipate any impact from the expiration of this provision.

The Company also experienced a modest increase for the nine months ended September 30, 2012 of $42,225 and $22,267 on interest and dividends from investment securities and other interest income, respectively. Average investments increased $7,383,328 or 14.69% to $57,635,955 for the nine months ended September 30, 2012, from $50,252,627 for the nine months ended September 30, 2011. The yield on the average investments decreased 23 basis points from 2.57% at September 30, 2011 to 2.34% at September 30, 2012. This decrease was primarily due to securities with a high yield maturing during the nine months ended September 30, 2011. The funds were re-invested; however, they were re-invested at significantly lower rates. Average other interest bearing assets increased $6,557,387 from the nine months ended September 30, 2011 to $35,276,113 for the nine months ended September 30, 2012. To improve its yield on daily liquidity, the Company terminated all of its Federal Funds positions, moving this money to deposits with the Federal Reserve as the Company was able to earn .25% (approximately 10 basis points more than the Company was earning on its Federal Funds deposits).

Other Income

Other income for the nine months ended September 30, 2012, increased $320,651 or 23.49% to $1,685,973 from $1,365,322 for the nine months ended September 30, 2011. This increase is primarily due to an increase in mortgage banking income of $454,147 or 90.31% to $957,027 for the nine months ended September 30, 2012 as compared to $502,880 for the nine months ended September 30, 2011. Mortgage originations increased $34,980,222 or 90.12% to $73,797,138 for the nine months ended September 30, 2012, from $38,816,916 for the nine months ended September 30, 2011, as the result of the low interest rate environment. This increase was offset by a decrease of $124,672 in gains realized on the sale of investment securities. The Company realized gains of $124,672 on the sale of investment securities during the nine months ended September 30, 2011. There were no sales of investment securities during the nine months ended September 30, 2012.

Other Expense

Bank overhead increased $372,694 or 6.07% to $6,514,595 for the nine months ended September 30, 2012, from $6,141,901 the nine months ended September 30, 2011. This increase was primarily due to increases in salaries and employee benefits, professional legal fees, data processing fees and the Employee Stock Option Plan (ESOP) contribution coupled with decreases in fees paid to the FDIC. Wages increased $190,878 or 5.39% from $3,538,762 for the nine months ended September 30, 2011 to $3,729,640 for the nine months ended September 30, 2012, as a result of annual merit increases and the addition of two mortgage lenders and a loan processor. The cost of providing insurance for employees also increased with the addition of the two mortgage lenders and loan processor as well as a rate increase by the insurance provider. The cost increased

$54,470 from $269,716 for the nine months ended September 30, 2011 to $324,186 for the nine months ended September 30, 2012. Data processing fees increased $112,942 or 34.87% for the nine months ended September 30, 2012. This increase is primarily a result of additional customers signing up for eCorp (online banking for businesses) and remote deposit capture. The Company’s data processing fees will continue to increase as additional customers sign up for these products. Professional legal fees increased $51,494 primarily as the result of legal advice provided on two cases, discussed more fully in “Legal Proceedings”. The contribution to the ESOP increased $30,000 for the nine months ended September 30, 2012 when compared to the same period in 2011. The company saw a decrease in fees paid to the FDIC of $55,177 or 31.39% for the nine months ended September 30, 2012 from $175,801 for the nine months ended September 30, 2011, as the result of a decrease in the rate used to calculate the assessment. During the three months ended September 30, 2011, the Company corrected an over accrual of $43,740 on its second quarter assessment. In addition, $18,543 for the third quarter assessment was corrected due to a rate decrease used to calculate the assessment.

Income Tax Expense

For the nine months ended September 30, 2012, the Company’s effective tax rate was 30.49% compared to 29.83% during the nine months ended September 30, 2011.

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

The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below. The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet. The balance of the reserve was $20,825 at September 30, 2012 and 2011. The Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $50,450,944 and $48,165,807 at September 30, 2012 and 2011, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2012 was $862,662 and $666,963 at September 30, 2011.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of the commitments to originate fixed rate conforming loans was not significant at September 30, 2012. The Company has forward sales commitments, totaling $14.1 million at September 30, 2012, to sell loans held for sale of $14.1 million. The fair value of these commitments was not significant at September 30, 2012. The Company has no embedded derivative instruments requiring separate accounting treatment.

Liquidity

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company’s primary liquid assets accounted for 30.39% and 43.16% of total assets at September 30, 2012 and 2011, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At September 30, 2012, the Bank had short-term lines of credit totaling approximately $21,000,000 (which are withdrawable at the lender’s option), with no outstanding balance at September 30, 2012. Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale. In March 2012, the Company established a $6 million REPO Line with Raymond James (formally Morgan Keegan). There have been no borrowings under this agreement. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. As of September 30, 2012 the Company could borrow up to $64,042,833. There have been no borrowings under this arrangement.

The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000 and other large deposits. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At September 30, 2012 and 2011, the Bank’s liquidity ratio was 23.17% and 41.09%, respectively.

Capital Resources

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders’ equity at September 30, 2012 of $33,670,274. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The current risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The current guidelines established require a risk-based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at September 30, 2012, for the Bank was 13.69% and at September 30, 2011 was 13.73%.

On June 23, 2011 the Board of Directors voted to file a shelf registration (Form S-3) with the SEC (Securities and Exchange Commission). This shelf registration statement on Form S-3 provides for the offer and sale from time to time over a three year period, in one or more public offerings, up to $10 million in common stock or debt securities. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of the offering. The registration statement was filed with the SEC on June 23, 2011. The filing of the shelf registration does not require the Company to issue securities. Although the Company has no current commitments to sell additional stock or securities, the shelf registration will provide the Company with a source of additional capital and additional flexibility to move quickly should the right opportunity for expansion become available.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the financial statements. Under current capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Current quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of September 30, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

At September 30, 2012 and 2011, the Company and the Bank were categorized as “well capitalized” under the current regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively.

In June 2012, U.S. banking regulators issued the Basel III Notice of Proposed Rulemaking (NPR) to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and changes required by the Financial Reform Act. The Basel III NPR proposes material changes to the deduction of certain assets from capital, new minimum capital ratios and buffer requirements, a Standardized Approach that provides a floor to the calculation of risk-weighted assets, and significant changes to the calculation of credit and counterparty credit risk.

The Basel III NPR addressing standardized risk-weighting of assets would significantly change the risk-weighting of certain assets for almost all U.S. financial institutions beginning in 2015. It is not known to what extent the NPR will be adopted as proposed, but Management estimates that the Company would remain a well-capitalized institution under its interpretation of the proposed increased capital requirements and risk-weighted asset revisions if the proposals had been fully in effect as of September 30, 2012.

Many of the changes to capital deductions are subject to a transition period where the impact is recognized in 20% increments beginning on January 1, 2014 through January 1, 2018. The majority of the other aspects of the Basel III NPR are proposed to become effective on January 1, 2013. The phase-in period for the new minimum capital requirements and related buffers is proposed to occur between 2013 and 2019.

Preparing for the implementation of the new capital rules is a top strategic priority, and Management expects to comply with the final rules when issued and effective. In the meantime, Management intends to continue to build capital through retained earnings, actively managing the Company’s portfolios and implementing other capital related initiatives, including focusing on reducing both higher risk-weighted assets and assets proposed to be deducted from capital under the Basel III NPR.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its Principal Executive Officer and the Chief Financial Officer/ Executive Vice President and Treasurer, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of September 30, 2012. Based on that evaluation, Bank of South Carolina Corporation’s management, including the Chief Executive Officer and Chief Financial Officer/Executive Vice President and Treasurer, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending September 30, 2012, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

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

November 9, 2012
	BY:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President and Chief Executive Officer

BY:	/s/ Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer
Executive Vice President

