Form 10-K
period 2012-12-31
BANK OF SOUTH CAROLINA CORP
filed 2013-03-05
CIK 1007273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☐    Accelerated Filer ☐    Non-accelerated filer   ☐    Smaller reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on June 30, 2012 was: $50,153,576

As of March 1, 2013, the Registrant has outstanding 4,446,239 shares of common stock.

BANK OF SOUTH CAROLINA CORPORATION

AND SUBSIDIARY

PART I

Item 1.  Business

General

The Bank of South Carolina (the “Bank”) was organized on October 22, 1986 and opened for business as a state-chartered financial institution on February 26, 1987, in Charleston, South Carolina.  The Bank was reorganized into a wholly-owned subsidiary of Bank of South Carolina Corporation (the “Company”), effective April 17, 1995.  At the time of the reorganization, each outstanding share of the Bank was exchanged for two shares of Bank of South Carolina Corporation Stock.  The Company operates as a commercial bank from its four banking house locations.  The four banking house locations include: 256 Meeting Street, Charleston, SC, 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC and 2027 Sam Rittenberg Boulevard, Charleston, SC.

The Company (“BKSC”) is publicly traded on the National Association of Securities Dealers Automated Quotations (NASDAQ), and is under the reporting authority of the Securities and Exchange Commission (“SEC”).  All of the Company’s electronic filings with the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on the Bank’s website, www.banksc.com, through the “Investor Relations” link. The Company’s filings are also available through the SEC’s web site at www.sec.gov or by calling 1-800-SEC-0330.

Location and Service Area

The Bank serves Berkeley, Charleston and Dorchester counties (the “Tri-County Area”) as an independent, community oriented commercial bank concentrating on individuals and small and medium-sized businesses desiring a high level of personalized services.  The principal components of the economy within the Company’s service area are service industries, manufacturing, medical, government and wholesale and retail trade.  Like other areas in the United States, the Company’s market area has experienced extreme volatility and disruption for more than 4 years.  The operations of the Company have been impacted by prevailing economic conditions, competition and the monetary, fiscal, and regulatory policies of governmental agencies.  Nonetheless, the Tri-County Area is expected to rebound and grow significantly in the next few years, as a result of new industry led by Boeing locating a production line of its 787 airplanes and Clemson establishing a Wind Turbine Drivetrain Test Facility in Charleston, SC.  In addition, Charleston has become one of the top 10 fastest growing cities in the US for software and Internet technology.  Charleston was also voted the top US city by “Conde Nast.”

Banking Services

The Bank offers a full range of deposit services that are typically available in most banks and thrift institutions, including checking accounts, NOW Accounts, savings accounts and other time deposits of various types, ranging from daily Money Market Accounts to longer-term Certificates of Deposit.  In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (“IRAs”).  All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law, $250,000, subject to aggregate rules and limits.  In addition as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as of July 21, 2011, deposit institutions may now pay interest on business demand accounts.

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

Other services offered by the Bank include internet banking (for individuals and businesses) including online bill pay, and remote deposit capture, allowing businesses to make deposits from its place of business.  Credit cards are offered through a correspondent banking service, including MasterCard ™ and Visa ™.  The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the Visa Debit Card Program.  This service is called "Check Card" by the Bank and also offers purchases by the cardholder where Visa debit cards are accepted worldwide using a direct charge to their checking account. Other services offered, but not limited to, include safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans.    The Bank offers a fee based courier service and ACH origination service as part of its deposit services for commercial customers.

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

Employees

At December 31, 2012, the Bank employed 78 people, with 2 individuals considered part time employees, none of whom are subject to a collective bargaining agreement.  The Bank provides a variety of benefit programs including an Employee Stock Ownership Plan and Trust, health, life, disability and other insurance. Management believes its relationship with its employees is excellent.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations.  Changes in applicable laws or regulations may have a material effect on the Company’s business.

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is expected to result in dramatic changes across the financial regulatory system, some of which become effective immediately and others that will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years.  Uncertainty remains until final rulemaking is complete as to the ultimate impact of the Dodd-Frank Act, which could have an adverse impact on both the financial services industry as a whole and on the Company’s business, results of operations, and financial condition.

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

Enforcement Powers

The Company, including its management and employees, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency.  These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1 million a day for such violations.  Criminal penalties for some financial institution crimes have been increased to twenty years.  In addition, regulators are provided with greater flexibility to commence enforcement actions against the Company.

Anti-Money Laundering

The Company must maintain anti-money laundering programs that include (1) established internal policies, procedures, and controls, (2) a designated compliance officer, (3) an ongoing employee training program and, (4) testing of the program by an independent audit function.  The Company is prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in dealing with foreign financial institutions and foreign customers.  In addition, the Company must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions.

USA Patriot Act/Bank Secrecy Act

The Company must maintain a Bank Secrecy Act Program that includes (1) established internal policies, procedures, and controls, (2) a designated compliance officer, (3) an ongoing employee training program and, (4) testing of the program by an independent audit function.  The USA Patriot Act amended in part the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and the Company for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the US government.  These provisions include (1) requiring standards for verifying customer identification at account opening, (2) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering, and (3) filing suspicious activity reports if the Company believes a customer may be violating US laws and regulations.

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

Item 3.  Legal Proceedings

On February 3, 2012 the Company was served with pleadings with respect to a South Carolina State Supreme Court Case for the “unauthorized practice of the law” arising from the modifications of real estate loans.  The South Carolina State Supreme Court heard this case on June 19, 2012 and expects to render a decision in the near future.  At this time it is impossible to predict the outcome/results of a final order. Any financial claim is not estimable currently.

In the opinion of management, there are no other legal proceedings pending other than routine litigation incidental to its business involving amounts which are not material to the financial condition of the Company or the Bank.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for the Company's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

There were issued and outstanding 4,446,239 shares of the 12,000,000 authorized shares of common stock of the Company at the close of the Company's fiscal year ended December 31, 2012.  The common stock of the Company is traded on The NASDAQ Capital Market under the trading symbol “BKSC”.

The following table sets forth the high and low sales price information as reported by NASDAQ in 2012, 2011 and 2010. All information has been adjusted for a 10% stock dividend declared on August 26, 2010.

	High	Low	Dividends
2012
Quarter ended March 31, 2012	$11.80	$10.10	$0.11
Quarter ended June 30, 2012	$12.00	$11.05	$0.11
Quarter ended September 30, 2012	$12.50	$11.10	$0.11
Quarter ended December 31, 2012	$12.00	$10.73	$0.12
2011
Quarter ended March 31, 2011	$12.50	$11.19	$0.10
Quarter ended June 30, 2011	$11.89	$9.90	$0.10
Quarter ended September 30, 2011	$10.60	$9.10	$0.11
Quarter ended December 31, 2011	$10.29	$9.66	$0.11
2010
Quarter ended March 31, 2010	$10.35	$8.64	$0.10
Quarter ended June 30, 2010	$10.96	$8.91	$0.10
Quarter ended September 30, 2010	$11.93	$8.87	$0.10
Quarter ended December 31, 2010	$12.44	$10.18	$0.10

As of January 1, 2013, there were approximately 1,200 shareholders of record with shares held by individuals and in nominee names, and on March 1, 2013, the market price for the common stock of the Company was $11.83

The future payment of cash dividends is subject to the discretion of the Board of Directors and depends upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Cash dividends, when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company.

At its December, 1995 Board Meeting, the Board of Directors authorized the repurchase of up to 128,108 shares of its common stock on the open market. At its October, 1999 Board meeting, the Board of Directors authorized the repurchase of up to 41,593 shares of its common stock on the open market and again at its September, 2001 Board meeting, the Board of Directors authorized the repurchase of up to 49,912 shares of its common stock on the open market.  As of the date of this report, 219,451 shares have been repurchased by the Company with 162 shares remaining that are authorized to be repurchased.  At the Annual Meeting April, 2007, the shareholders’ voted to increase the number of authorized shares from 6,000,000 to 12,000,000.  As of March 1, 2013, there were 4,665,690 shares of common stock issued and 4,446,239 shares of common stock outstanding.

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. An amendment and restatement was made to the Employee Stock Ownership Plan effective January 1, 2007 and approved by the Board of Directors January 18, 2007.  Periodically the Internal Revenue Service “IRS” requires a restatement of a qualified retirement plan to ensure that the plan document includes provisions required by legislative and regulatory changes made since the last restatement.  There have been no substantive changes to the plan.  The Board of Directors approved the restated plan, on January 26, 2012 (incorporated as Exhibit 10.5 in the 2011 10-K). The Plan has been submitted to the IRS for approval and at the time of this filing, the Company has received an acknowledgement letter from the IRS but has not received a determination letter. The Board of Directors of the Bank approved the cash contribution of $285,000 to The Bank of South Carolina Employee Stock Ownership Plan for the fiscal year ended December 31, 2012.  The contribution was made during 2012.

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

The Bank is the Plan Administrator.  David R. Schools, Fleetwood S. Hassell, Sheryl G. Sharry and Hugh C. Lane, Jr., currently serve as the Plan Administrative Committee and as Trustees for the Plan. The Plan currently owns 269,234 shares of common stock of Bank of South Carolina Corporation.

Item 6.    Selected Financial Data

Consolidated Financial Highlights

	2012	2011	2010	2009	2008

For December 31:
Net Income	$3,666,828	$3,189,318	$3,110,513	$1,869,854	$2,939,297
Selected Year End Balances:
Total Assets	325,410,646	334,028,769	280,521,267	265,914,758	243,665,930
Total Loans (1)	235,608,502	221,287,699	213,933,980	217,315,936	183,538,172
Investment Securities Available for Sale	58,514,216	59,552,160	39,379,613	36,862,345	37,896,250
Federal Funds Sold	—	—	19,018,104	3,779,693	13,352,303
Interest Bearing Deposits in Other Banks	25,903,960	47,504,282	715,231	1,139,875	814,104
Earning Assets	320,026,678	328,344,141	273,046,928	259,097,849	235,600,829
Deposits	291,073,843	301,127,515	250,436,975	229,837,680	214,786,515
Shareholders' Equity	33,930,442	31,993,869	28,718,882	27,567,197	26,808,064
Weighted Average Shares Outstanding-Diluted	4,445,738	4,439,887	4,416,065	4,394,366	4,375,485

For the Year:
Selected Average Balances:
Total Assets	317,438,538	308,509,718	266,061,304	257,195,300	228,987,689
Total Loans (1)	220,780,471	212,960,987	212,960,118	202,885,118	165,905,847
Investment Securities Available for Sale	57,982,652	52,289,136	37,410,074	37,325,137	37,210,126
Federal Funds Sold and Resale Agreements	—	7,578,169	6,845,910	7,095,852	14,475,859
Interest Bearing Deposits in Other Banks	32,386,509	27,800,598	825,108	791,097	1,315,222
Earning Assets	311,149,632	300,628,890	258,041,210	248,097,204	218,907,054
Deposits	283,365,379	276,859,602	233,712,645	223,770,359	200,955,703
Shareholders' Equity	33,415,008	30,429,970	28,606,139	27,546,030	26,470,992

Performance Ratios:
Return on Average Equity	10.97%	10.48%	10.87%	6.79%	11.10%
Return on Average Assets	1.16%	1.03%	1.27%	.73%	1.28%
Average Equity to Average Assets	10.53%	9.86%	10.75%	10.71%	11.56%
Net Interest Margin	3.86%	3.83%	4.30%	4.17%	4.69%
Net Charge-offs to Average Loans	.01%	.13%	.36%	.38%	.06%
Allowance for Loan Losses as a Percentage of Total Loans (excluding mortgage loans held for sale)	1.58%	1.45%	1.41%	1.42%	.79%

Per Share:
Basic Earnings	$0.82	$0.72	$0.70	$0.43	$0.67
Diluted Earnings	0.82	0.72	0.70	0.43	0.67
Year End Book Value	7.63	7.20	6.48	6.26	6.74
Cash Dividends Declared	0.45	0.42	0.40	0.32	0.64
Dividend Payout Ratio	54.56%	58.49%	54.27%	68.28%	86.44%
Full Time Employee Equivalents	76	76	72	72	67
(1)	Including mortgage loans held for sale

All share and per share data have been restated to reflect a 10% stock dividend declared on August 26, 2010.

The following tables, as well as the previously presented consolidated financial highlights, set forth certain selected financial information concerning the Company and its wholly owned subsidiary.  The information was derived from audited consolidated financial statements.  The information should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations”, which follows, and the audited consolidated financial statements and notes which are presented elsewhere in this report.

	For Years Ended December 31,
	2012	2011	2010	2009	2008
Operating Data:

Interest and fee income	$12,462,859	$12,277,604	$12,166,183	$11,671,949	$12,146,820
Interest expense	455,619	778,028	1,066,391	1,336,329	1,878,778
Net interest income	12,007,240	11,499,576	11,099,792	10,335,620	10,268,042
Provision for loan losses	350,000	480,000	670,000	2,369,000	192,000
Net interest income after provision for loan losses	11,657,240	11,019,576	10,429,792	7,966,620	10,076,042
Other income	2,345,463	1,777,957	2,063,697	2,264,056	1,472,854
Other expense	8,731,625	8,260,266	7,998,545	7,600,705	7,192,635
Income before income taxes	5,271,078	4,537,267	4,494,944	2,629,971	4,356,261
Income tax expense	1,604,250	1,347,949	1,384,431	760,117	1,416,964
Net income	$3,666,828	$3,189,318	$3,110,513	$1,869,854	$2,939,297
Basic income per share	$0.82	$0.72	$0.70	$0.43	$0.67
Diluted income per share	$0.82	$0.72	$0.70	$0.43	$0.67
Weighted average common shares-basic	4,445,738	4,439,887	4,416,065	4,390,835	4,362,812
Weighted average common shares – diluted	4,445,738	4,439,887	4,416,065	4,394,366	4,375,485
Dividends per common share	$0.45	$0.42	$0.40	$0.32	$0.64

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:

Investment securities available for sale	$58,514,216	$59,552,160	$39,379,613	$36,862,345	$37,896,250
Total loans (1)	235,608,502	221,287,699	213,933,980	217,315,936	183,538,172
Allowance for loan losses	3,432,844	3,106,884	2,938,588	3,026,997	1,429,835
Total assets	325,410,646	334,028,769	280,521,267	265,914,758	243,665,930
Total deposits	291,073,843	301,127,515	250,436,975	229,837,680	214,786,515
Shareholders' equity	33,930,442	31,993,869	28,718,882	27,567,197	26,808,064

(1) Including Mortgage loans to be sold

All share and per share data have been restated to reflect a 10% stock dividend declared on August 26, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1934.  Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-K. Forward looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of the Company.  Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance.  Actual results may differ materially from those anticipated in any forward-looking statements.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,”, “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (the SEC”) and the following:

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

These risks are exacerbated by the developments over the last four years in national and international financial markets, and management is unable to predict what effect continued uncertainty in market conditions will have on the Company.  There can be no assurance that the unprecedented developments experienced over the last four years will not materially and adversely affect the Company’s business, financial condition and results of operations.

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

OVERVIEW

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $325.4 million in assets as of December 31, 2012 and net income of $992,173 and $3,666,828, respectively, for the three and twelve months ended December 31, 2012.  The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”).  The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester, and Berkeley counties of South Carolina.  The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, the Company also earns income through fees and other expenses it charges to the customer.  The following discussion includes various components of this non-interest income and non-interest expenses.  The discussion and analysis also identifies significant factors that have affected the Company’s financial position and operating results as of December 31, 2012 as compared to December 31, 2011 and December 31, 2011 as compared to December 31, 2010, and should be read in conjunction with the financial statements and the related notes included in this report.  In addition, a number of tables have been included to assist in the discussion.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2012 TO DECEMBER 31, 2011

Net income increased $477,510 or 14.97% to $3,666,828 or basic and diluted earnings per share of $.82 and $.82, respectively, for the year ended December 31, 2012 from $3,189,318 or basic and diluted earnings per share of $.72 and $.72, respectively for the year ended December 31, 2011.  This increase was primarily due to an increase in mortgage banking income and a decrease in the cost of funds.  Historically low interest rates helped to increase the volume of mortgage loan originations.  In addition, the Company’s market area of Berkeley, Charleston and Dorchester counties saw an increase in home sales during the year ended December 31, 2012.  Mortgage loan originations increased $48,649,766 or 81.02% to $108,699,648 for the year ended December 31, 2012, from $60,049,882 for the year ended December 31, 2011.

The cost of funds decreased as a result of lower rates paid on interest bearing deposits coupled with a decrease in interest bearing deposits and an increase in non-interest bearing deposits.   Interest bearing deposits decreased $23,283,733 or 10.08% to $207,626,168 for the year ended December 31, 2012.  The cost associated with these deposits decreased $322,409 or 41.44% to $455,619 for the year ended December 31, 2012. On February 7, 2012, the Company was notified by a large depositor that it would begin to withdraw its deposits by the end of that month.  This depositor was a company that was started in Charleston, SC and was purchased by an out-of-state company in 2007. The deposits remained with the Bank with the understanding that these deposits would eventually be moved. The balance of the deposits, all of which were interest bearing, at December 31, 2011 was $32,462,427 with $546,000 remaining at December 31, 2012.  Non-interest bearing accounts increased $13,230,061 or 18.84% to $83,447,675 for the year ended December 31, 2012.  The Company had a strong increase in the number of small business accounts, due to its business development efforts.  The Dodd-Frank Act included a provision which required the Federal Deposit Insurance Corporation (FDIC) to provide unlimited federal deposit insurance for non-interest bearing demand accounts. This provision expired on December 31, 2012 but the Company has not experienced any impact from the expiration of this provision.

Net interest income increased $507,664 or 4.42% to $12,007,240 for the year ended December 31, 2012 from $11,499,576 for the year ended December 31, 2011.  Net interest income is a primary source of revenue.  Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets.  Net interest income is determined by the rates earned on interest earning assets and the rates paid on interest bearing liabilities, the relative amounts of interest earning assets and interest bearing liabilities, and the degree of mismatch and maturity and repricing characteristics of its interest earning assets and interest bearing liabilities. The increase in net interest income was primarily due to an increase in interest and fees on loans and, as discussed above, a decrease in the cost of funds.

The company experienced a modest increase of $145,218 or 1.33% from interest and fees on loans, and $37,777 or 2.88% increase from interest and dividends on investment securities.  Average loans increased $7,819,484 to $220,780,471 for the year ended December 31, 2012.  A large portion of this increase was primarily due to an increase of $4,725,259 in average mortgage loans to be sold, from $3,164,168 for the year ended December 31, 2011 to $7,889,427 for the year ended December 31, 2012.  The Company had 480 mortgage originations totaling $108,699,648 for the year ended December 31, 2012 as compared to 281 mortgage originations totaling $60,049,882 for the year ended December 31, 2011.  As stated previously, the increase in mortgage originations resulted from the historically low interest rates and an increase in home sales in the Company’s market area.

Average investments increased $5,693,516 to $57,982,652 for the year ended December 31, 2012.  The yield on these investments decreased from 2.50% for the year ended December 31, 2011 to 2.32% for the year ended December 31, 2012.  During 2011, the Company had one US Treasury Note, two Federal Agency Securities and two Municipal Securities mature that were yielding between 5.069% and 3.396%.  The funds from these maturities were re-invested; however, the funds were re-invested at significantly lower interest rates.

The Company maintains an allowance for loan losses (the “allowance”) which is management’s best estimate of probable losses inherent in the outstanding loan portfolio. The allowance is decreased by actual loan charge-offs, net of recoveries, and is increased as necessary by charges to current period operating results through the provision for loan losses. The allowance is based on management’s continuing review and credit risk evaluation of the losses inherent in the loan portfolio. Management takes into consideration many factors such as the balance of impaired loans, the quality, mix and size of the Company’s overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, the Company’s historical loan loss experience, and a review of specific problem loans. Based on management’s evaluation, the Company recorded a provision for loan losses of $350,000 for the year ended December 31, 2012, a decrease of 27.08% or $130,000 from $480,000 for the year ended December 31, 2011.

The allowance consists of an allocated and unallocated allowance.  The allocated portion is determined by types and ratings of loans within the portfolio.  The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses.  The Company had $1,005,141 in unallocated reserves at December 31, 2012 as compared to $558,267 at December 31, 2011.  Management believes this amount is appropriate and properly supported through the environmental factors of its allowance for loan losses.

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

During 2012, the Company recorded net charge-offs of $24,040 as compared to net charge-offs of $311,703 in 2011. Although uncertainty in the economic outlook still exists, management believes the loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

Impaired loans at December 31, 2012 totaled $11,498,279, an increase of 55.01% over total impaired loans of $7,417,892 at December 31, 2011.  Impaired loans include non-accrual loans of $3,993,816 and five restructured loans (TDR) totaling $1,618,278 at December 31, 2012. In addition, there is one credit totaling $2,623,556 which is entirely secured by a first mortgage, improving the Company’s existing second real estate mortgage secured position and including the existing unsecured debt.  Impaired loans at December 31, 2011 included non-accrual loans of $923,671 and two restructured loans totaling $491,153.  There were no loans over 90 days past due still accruing interest at December 31, 2012 and one loan over 90 days past due that was still accruing interest at December 31, 2011. Comparing the year ended December 31, 2012 and the year ended December 31, 2011, the increase in non-accrual loans was primarily due to the addition of two very well secured first real estate mortgage loans to one borrower which totaled $1,822,592, one secured real estate mortgage totaling $508,651, and three past due loans (greater than 90 days) totaling $743,154.

Non-interest income increased $567,506 or 31.92% to $2,345,463 for the year ended December 31, 2012 from $1,777,957 for the year ended December 31, 2011.  This increase was primarily due to an increase in mortgage banking income offset by a decrease in gains on securities.  Mortgage banking income increased $703,183 or 104.22% to $1,377,888 for the year ended December 31, 2012 from $674,705 for the year ended December 31, 2011.  Mortgage loan originations increased 81.02% or $48,649,766 for the year ended December 31, 2012.  This increase was primarily due to customers taking advantage of the historically low interest rates to refinance and purchase homes.  This increase was offset by a decrease of $124,672 in gains realized on the sale of investment securities in 2011.  There were no sales of investment securities during the year ended December 31, 2012.

Non-interest expense increased $471,359 or 5.71% to $8,731,625 for the year ended December 31, 2012, from $8,260,266 for the year ended December 31, 2011.  This increase was primarily due to increases in salaries and employee benefits, professional legal fees, data processing fees and the Employee Stock Ownership Plan (ESOP) contribution coupled with decreases in fees paid to the FDIC. Wages increased $302,641 or 6.38% from $4,742,772 for the year ended December 31, 2011 to $5,045,413 for the year ended December 31, 2012, as a result of annual merit increases and the hiring of two additional mortgage lenders and an additional loan processor. In addition, at the recommendation of the Compensation Committee, the Board of Directors approved a $10,000 bonus for Executive Officers for the year ending December 31, 2012.  The Board of Directors approved this bonus in appreciation for the outstanding performance of the Bank.  The bonus was paid in December 2012. The cost of providing insurance for employees also increased with the additional employees and a rate increase by the Company’s insurance provider. The cost increased $73,721 from $365,646 for the year ended December 31, 2011 to $439,367 for the year ended December 31, 2012.  Data processing fees increased $113,242 or 25.36% for the year ended December 31, 2012.  This increase was primarily a result of additional customers signing up for eCorp (online banking for businesses) and remote deposit capture. The Company’s data processing fees will continue to increase as additional customers sign up for these products. Professional legal fees increased $50,623 primarily as the result of legal counsel provided on one case, discussed more fully in “Legal Proceedings”.  The contribution to the ESOP increased $45,000 for the year ended December 31, 2012 when compared to the same period in 2011. The company also saw a decrease in fees paid to the FDIC of $54,350 or 24.90% for the year ended December 31, 2012 from $218,315 for the year ended December 31, 2011, as the result of a decrease in the rate used to calculate the assessment.

Income tax expense increased 19.01% to $1,604,250 at December 31, 2012 from $1,347,949 at December 31, 2011. The Company’s effective tax rate was approximately 30.44% for the year ended December 31, 2012 compared to 29.71% for the year ended December 31, 2011.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2011 TO DECEMBER 31, 2010

Net income increased $78,805 or 2.53% to $3,189,318 for the year ended December 31, 2011 from $3,110,513 for the year ended December 31, 2010.  Basic and diluted earnings per share increased from $.70 for the year ended December 31, 2010 to $.72 for the year ended December 31, 2011.

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

Interest expense decreased $288,363 or 27.04% to $778,028 for the year ended December 31, 2011, from $1,006,391 for the year ended December 31, 2010.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  One of the provisions under this law is for the Federal Deposit Insurance Corporation (FDIC) to provide unlimited federal deposit insurance for non-interest-bearing demand transaction accounts.  The Company’s non-interest bearing demand accounts increased $13,333,379 or 23.44% from $56,884,235 at December 31, 2010 to $70,217,614 at December 31, 2011. In addition interest rates remain at historically low rates resulting in lower rates paid on deposits as well as lower rates paid on short term borrowings.

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

During 2011, the Company recorded net charge-offs of $311,703 as compared to net charge-offs of $758,408 in 2010.  Impaired loans at December 31, 2011 totaled $7,417,892 an increase of 108.40% over total impaired loans of $3,559,528 at December 31, 2010.  Impaired loans include non-accrual loans of $923,671 at December 31, 2011 and $945,328 at December 31, 2010, and two restructured loans totaling $491,153 at December 31, 2011.  There was one restructured loan of $153,015 at December 31, 2010.  There was one loan at December 31, 2011 over 90 days past due that was still accruing interest and no loans over 90 days past due that were still accruing interest at December 31, 2010.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

ASSET AND LIABILITY MANAGEMENT

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. At year end 2012, total assets were $325,410,646 a decrease of 2.58% from year end 2011; total deposits were $291,073,843, a decrease of 3.34% from the end of the previous year.

At December 31, 2012, approximately 98.35% of the Company’s assets were earning assets composed of U.S. Treasury, Government Sponsored Enterprises and Municipal Securities in the amount of $58,514,216, interest bearing deposits in other banks in the amount of $25,903,960 and total loans including mortgage loans held for sale in the amount of $235,608,502.

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

The Bank’s policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities and to attempt to maintain an asset sensitive position over a 6 month period.  By adhering to this policy, management anticipates that the Bank’s net interest margins will not be materially affected unless there is an extraordinary precipitous drop in interest rates.  The average net interest rate spread for 2012 increased to 3.78% from 3.72% for 2011 and the average net interest margin for 2012 increased to 3.86% from 3.83% for 2011.  Management will continue to monitor its asset sensitive position.

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

At December 31, 2012, the average maturity of the investment portfolio was 4 years 1.94 months with an average yield of 2.46% compared to 5 years 5.28 months with an average yield of 2.45% at December 31, 2011.  Although there is greater market risk with maturity extension, management feels that the core deposit base minimizes the need to sell securities, and the maturity extension of the investment portfolio improves the yield on the portfolio.

The Company does not take foreign exchange or commodity risks.  In addition the Company does not own mortgage-backed securities, nor does it have any exposure to the sub-prime market or any other distressed debt instruments.

The following table summarizes the Bank’s interest sensitivity position as of December 31, 2012:

Earning Assets		Less Than 3	3 Months to Less Than 6	6 Months to Less Than 1	1 Year to Less Than 5	5 years		Estimated Fair
(in 000’s)	1 Day	Months	Months	Year	Years	or More	Total	Value

Loans (1)	$152,698	$24,191	$18,033	$14,544	$26,042	$101	$235,609	$217,433
Investment securities (2)	—	2,046	—	285	31,528	21,163	55,022	58,514
Short term investments	25,904	—	—	—	—	—	25,904	25,904
Federal funds sold	—	—	—	—	—	—	—	—
Total	$178,602	$26,237	$18,033	$14,829	$57,570	$21,264	$316,535	$301,851

Interest Bearing Liabilities
(in 000's)

CD's and other time deposits 100,000 and over	$—	$17,728	$8,281	$13,023	$1,658	$214	$40,904	$40,914
CD's and other time deposits under 100,000	148	5,202	4,555	5,187	568	249	15,909	15,920
Money market and interest bearing demand accounts	131,892	—	—	—	—	—	131,892	131,892
Savings	18,921	—	—	—	—	—	18,921	18,921
Short term borrowings	—	—	—	—	—	—	—	—
	$150,961	$22,930	$12,836	$18,210	$2,226	$463	$207,626	$207,647

Net	$27,641	$3,307	$5,197	$(3,381)	$55,344	$20,801	$108,909	$94,204
Cumulative		$30,948	$36,145	$32,764	$88,108	$108,909

(1)	Including mortgage loans held for sale.
(2)	At amortized cost

LIQUIDITY

Historically, the Company has maintained its liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets. The following table summarizes future contractual obligations as of December 31, 2012:

	Payment Due by Period
	Total	Less than 1 Year	1-5 Years	After 5 Years
Contractual Obligations (in 000's)
Time deposits	$56,813	$54,124	$2,226	$463
Operating leases	9,790	562	2,184	7,044
Total contractual cash obligations	$66,603	$54,686	$4,410	$7,507

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

Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers.  Investment securities are an important tool in the Company's liquidity management.  Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as Available for Sale.  Net cash provided by operations and deposits from customers have been the primary sources of liquidity for the Company.  At December 31, 2012, the Bank had unused short-term lines of credit totaling approximately $19 million (which can be withdrawn at the lender's option).  Additional sources of funds available to the Company for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale.  In March 2012, the Company established a $6 million REPO Line with Raymond James (formally Morgan Keegan).  There have been no borrowings under this agreement. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At December 31, 2012 the Company could borrow up to $63 million. There have been no borrowings under this arrangement.

Composition of Average Assets

	2012	2011	2010	2009	2008
Loans (1)	$220,780,471	$212,960,987	$212,960,118	$202,885,118	$165,905,847
Investment securities available for sale	57,982,652	52,289,136	37,410,074	37,325,137	37,210,126
Federal funds sold and other investments	32,386,509	35,378,767	7,671,018	7,886,949	15,791,080
Non-earning assets	6,288,906	7,880,828	8,020,094	9,098,096	10,080,636

Total average assets	$317,438,538	$308,509,718	$266,061,304	$257,195,300	$228,987,689

(1) Including mortgage loans held for sale

Average earning assets increased by $10,520,742 from 2011 to 2012. This increase was primarily due to a $7,819,484 increase in average loans, a $5,693,516 increase in average available for sale securities and a $4,585,911 increase in average other short term investments.  The average balance of Federal Funds Sold decreased $7,578,169.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates:

	2012 vs. 2011			2011 vs. 2010			2010 vs. 2009
			Net Dollar			Net Dollar			Net Dollar
	Volume	Rate	Change (1)	Volume	Rate	Change (1)	Volume	Rate	Change (1)
Loans (2)	$394,189	$(248,971)	$145,218	$44	$194,164	$194,208	$505,801	$33,236	$539,037
Investment securities available for sale	136,421	(98,644)	37,777	471,180	(621,168)	(149,988)	3,415	(47,591)	(44,176)
Federal funds sold and and other investments	5,275	(3,015)	2,260	25,185	42,016	67,201	(471)	(157)	(628)
Interest Income	$535,885	$(350,630)	$185,255	$496,409	$(384,988)	$111,421	$508,746	$(14,512)	$494,233

Interest-bearing transaction accounts	$(11,366)	$(35,318)	$(46,684)	$44,166	$(76,630)	$(32,464)	$9,831	$(30,786)	$(20,955)
Savings	4,631	(3,598)	1,033	3,334	(6,984)	(3,650)	4,751	(3,251)	1,500
Time deposits	(38,143)	(238,615)	(276,758)	64,524	(307,755)	(243,231)	2,486	(247,677)	(245,191)
Federal funds purchased	—	—	—	(1,298)	(1,298)	(2,596)	116	(1,709)	(1,593)
Demand notes issued to U.S. Treasury	—	—	—	(3,211)	(3,211)	(6,422)	(6,082)	2,383	(3,699)
Interest expense	$(44,878)	$(277,531)	$(322,409)	$107,515	$(395,878)	$(288,363)	$11,102	$(281,040)	$(269,938)

Increase (decrease) in net interest income			$507,664			$399,784			$764,171

(1)  Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.

(2)  Including mortgage loans held for sale

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

	2012			2011			2010
		Interest	Average		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate (1)	Balance	Earned	Rate (1)	Balance	Earned	Rate(1)

Interest-Earning Assets
Loans (2)	$220,780,471	$11,032,927	5.00%	$212,960,987	$10,887,709	5.11%	$212,960,118	$10,693,501	5.02%
Investment securities available for sale	57,982,652	1,347,520	2.32%	52,289,136	1,309,743	2.50%	37,410,074	1,459,731	3.90%
Federal funds sold	—	3	0.00%	7,578,169	12,562	0.17%	6,845,910	12,918	0.19%
Other Investments	32,386,509	82,409	0.25%	27,800,598	67,590	0.24%	825,108	33	.00%
Total earning assets	$311,149,632	$12,462,859	4.01%	$300,628,890	$12,277,604	4.08%	$258,041,210	$12,166,183	4.71%

Interest-Bearing Liabilities:
Interest bearing transaction accounts	$131,701,874	$128,835	0.10%	$141,354,076	$175,519	0.12%	$113,363,097	$207,983	0.18%
Savings	17,054,154	20,232	0.12%	13,436,769	19,199	0.14%	11,557,910	22,849	0.20%
Time deposits	56,816,302	306,552	0.54%	61,064,079	583,310	0.96%	56,346,883	826,541	1.47%
Federal funds purchased	—	—	0.00%	—	—	0.00%	592,260	2,596	0.44%
Demand notes issued to
U.S. Treasury	—	—	0.00%	—	—	0.00%	438,165	—	0.00%
Term auction facility	—	—	0.00%	480,644	—	0.00%	1,993,151	6,421	0.32%
Total interest bearing liabilities	$205,572,330	$455,619	0.22%	$216,335,568	$778,028	0.36%	$184,291,466	$1,066,390	0.58%
Net interest spread			3.78%			3.72%			4.14%
Net interest margin			3.86%			3.83%			4.30%
Net interest income		$12,007,240			$11,499,576			$11,099,793

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis.
(2)	Average loan balances include non-accrual loans and mortgage loans held for sale.

INVESTMENT PORTFOLIO

The following is a schedule of the Bank’s investment portfolio as of December 31, 2012, December 31, 2011, and December 31, 2010:

	DECEMBER 31, 2012
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,097,750	$116,000	$—	$6,213,750
Government-Sponsored Enterprises	17,822,858	521,174	—	18,344,032
Municipal Securities	31,101,401	2,858,625	3,592	33,956,434

Total	$55,022,009	$3,495,799	$3,592	$58,514,216

	DECEMBER 31, 2011
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,153,299	$157,483	$—	$6,310,782
Government-Sponsored Enterprises	18,100,730	333,387	—	18,434,117
Municipal Securities	32,101,781	2,706,597	1,117	34,807,261

Total	$56,355,810	$3,197,467	$1,117	$59,552,160

	DECEMBER 31, 2010
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$9,055,078	$8,784	$40,425	$9,023,437
Government-Sponsored Enterprises	6,013,897	86,648	—	6,100,545
Municipal Securities	23,913,091	577,462	234,922	24,255,631

Total	$38,982,066	$672,894	$275,347	$39,379,613

The Bank’s investment portfolio had a weighted average yield of 2.46%, 2.45%, and 3.46% for the years ended December 31, 2012, 2011, and 2010, respectively.

At December 31, 2012 there was one Municipal Security with an unrealized loss of $3,592 compared to three Municipal Securities with an unrealized loss of $1,117 at December 31, 2011.  These investments are not considered other-than-temporarily impaired.  The Company has the ability and the intent to hold these investments until a market price recovery or maturity.  The unrealized losses on these investments were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

LOAN PORTFOLIO COMPOSITION

The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets.  At December 31, 2012, outstanding loans (plus deferred loan fees of $60,207) totaled $217,128,624, which equaled 74.60% of total deposits and 66.72% of total assets.  Substantially all loans were to borrowers located in the Company’s market area in the counties of Charleston, Dorchester and Berkeley in South Carolina.

Because lending activities comprise such a significant source of revenue, the Company’s main objective is to adhere to sound lending practices.  Every credit with over $100,000 in exposure is summarized by the Company’s Credit Department and reviewed by the Loan Committee on a monthly basis.  The Board of Directors reviews credits over $500,000 monthly with an annual credit analysis conducted on these borrowers upon the receipt of updated financial information.  Prior to any extension of credit, every significant commercial loan goes through sound credit underwriting.  The Credit Department conducts detailed cash flow analysis on each proposal using the most current financial information.

The following is a schedule of the Bank’s loan portfolio, excluding mortgage loans and deferred loan fees, as of December 31, 2012, as compared to December 31, 2011, 2010, 2009 and 2008:

	Book Value (in 000’s)
Type	2012	2011	2010	2009	2008
Commercial and industrial loans	$54,959	$55,836	$52,216	$48,719	$46,840
Real estate loans	157,525	152,665	149,710	158,961	127,405
Loans to individuals for household, family and other personal expenditures	4,365	4,928	5,868	6,036	5,667
All other loans (including overdrafts)	159	221	214	179	226
Total Loans (excluding unearned income)	$217,008	$213,650	$208,008	$213,895	$180,138

The Bank had no foreign loans or loans to fund leveraged buyouts (LBO’s) during 2012, 2011, 2010, 2009, or 2008.

The following table presents the contractual terms to maturity for loans outstanding at December 31, 2012.  Demand loans, loans having no stated schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less.  The table does not include an estimate of prepayments, which can significantly affect the average life of loans and may cause the Company’s actual principal experience to differ from that shown.

	SELECTED LOAN MATURITY (IN 000’S)
	One year or less	Over one but less than five years	Over five years	Total

Type
Commercial and industrial loans	$31,648	$18,666	$4,645	$54,959
Real estate loans	57,163	57,010	43,352	157,525
Loans to individuals for household, family and other personal expenditures	1,995	2,260	110	4,365
All other loans (including overdrafts)	1	58	100	159
Total Loans (excluding unearned income)	$90,807	$77,994	$48,207	$217,008

IMPAIRED LOANS

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement and exhibits one or more of the following characteristics:

•	Non-accrual status, which includes
✓ Payment in full is not expected, or
✓ Ninety (90) days late, unless loan is well secured or is in collection
•	Principal payments have been deferred and where the primary and secondary sources of repayment may not materialize and the return to profitability in the foreseeable future is in doubt
•	Collateral dependent loans where the underlying asset pledged will not be sufficient to cover the indebtedness and no other ability to recover the debt is available
•	Bankruptcy where a payment modification will result in a loss
•	Excessive past due payments
•	Cash flow and coverage ratios are not satisfactory
•	Troubled debt restructuring

Impairment loss is measured by:

a.	The present value of expected future cash flows discounted at the loan’s effective interest rate, or, alternatively,
b.	The fair value of the collateral if the loan is collateral dependent.

All loans placed on non-accrual status are classified as impaired.  However, not all impaired loans are on non-accrual status.

The Bank had impaired loans totaling $11,498,279 as of December 31, 2012 compared to $7,417,892, $3,559,528, $2,502,202, and $1,802,291, as of December 31, 2011, 2010, 2009, and 2008, respectively. The impaired loans include non-accrual loans with balances at December 31, 2012, 2011, 2010, 2009, 2008, of $3,993,816, $923,671, $945,328, $627,373, and $75,486, respectively.  The Bank had five restructured loans (“TDR”) in the amount of $1,618,278 at December 31, 2012, two restructured loans in the amount of $491,153 at December 31, 2011, one restructured loan at December 31, 2010 of $153,015, no restructured loans for the years ended December 31, 2009 or 2008, respectively. According to Generally Accepted Accounting Principals (GAAP), the Company is required to account for certain loan modifications or restructuring as a troubled debt restructuring (“TDR”).  In general, the modification or restructuring of a debt is considered a TDR if the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.

TROUBLED DEBT RESTRUCTURING

According to GAAP, the Company is required to account for certain loan modifications or restructuring as a troubled debt restructuring (“TDR”).  In general, the modification or restructuring of a debt is considered a TDR if the Company, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that the Company would not otherwise consider.  Three factors must always be present:

1.	An existing credit must formally be renewed, extended, or modified.
2.	The borrower is experiencing financial difficulties.
3.	The Bank grants a concession that it would not otherwise consider.

All TDR loans must be considered for Impairment and included on  the Bank’s Allowance for Credit Losses.

The Bank had five TDR’s in the amount of $1,618,278 at December 31, 2012, two TDR’s in the amount of $491,153 at December 31, 2011, one TDR loan at December 31, 2010 of $153,015, no TDR’s for the years ended December 31, 2009 or 2008, respectively.

Management does not know of any potential problem loans, which will not meet their contractual obligations that are not otherwise discussed herein.

OTHER REAL ESTATE OWNED

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until it is sold.  When the property is acquired, it is recorded at the lesser of fair value of the property less estimated selling costs or the total loan balance. It is in the Company’s best interest to determine the fair market value by engaging an independent appraisal within 30 days of property being acquired into OREO.  The Company can not hold the property for a period of more than five years.  The Bank will pay property taxes along with insurance expenses until the property is sold.  Other real estate owned at December 31, 2010 was $659,492.  The Company sold its OREO during the year ended December 31, 2011 for a loss of $63,273.  The Company had no OREO at December 31, 2012 or at December 31, 2011.

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

1)	Specific Reserve analysis for impaired loans based on Financial Accounting Standards Board (FASB) ASC 310-10-35.
2)	General reserve analysis applying historical loss rates based on FASB ASC 450-20.
3)	Qualitative or environmental factors.

Loans are reviewed for impairment on a quarterly basis if any of the following criteria are met:

1)	Any loan on non-accrual
2)	Any loan that is a troubled debt restructuring
3)	Any loan over 60 days past due
4)	Any loan rated sub-standard, doubtful, or loss
5)	Excessive principal extensions are executed
6)	If the Bank is provided information that indicates the Bank will not collect all principal and interest as scheduled

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

A general reserve analysis is performed on all loans, excluding impaired loans, based on FASB ASC 450-20.  This includes a pool of loans that are reviewed for impairment but are not found to be impaired. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group.  The three year historical loss percentage was .211% and ..311% at December 31, 2012 and December 31, 2011, respectively.

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

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans and overmargined real estate lending. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Although the aggregate total of classified and impaired loans have increased, management is confident in the sources of repayment and this increase reflects sound credit management. Sizable unsecured principal balances on a non-amortizing basis are monitored. Within the portfolio risk factor the Company elected to increase the risk percentage for “trend in volume and term of loan”.  In addition the Company elected to increase the risk percentage for “over margined real estate lending risk”.  Although the vast majority of the Company’s real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to the Company’s ability to realize on the collateral.  Given the contraction in real estate values, the Company closely monitors its loan to value.  The collateral advance rate is 80% on all real estate transactions, with the exception of raw land at 65% and land development at 70%.

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

Although significantly under the threshold of 100% of capital (currently approximately $34 million), the Company’s list and number of over margined real estate loans currently totals approximately $15,287,601 or approximately 6.49% of its loan portfolio at the year ended December 31, 2012 compared to $16,723,105 or approximately 7.56% of the loan portfolio at December 31, 2011.  This decrease is largely due to loans paying down resulting in an acceptable loan to value ratio.  Additionally, the Company has focused on originating loans with acceptable loan to value ratios.

A credit rating matrix is used to rate all extensions of credit and to provide a more specified picture of the risk each loan poses to the quality of the loan portfolio.  There are eight possible ratings used to determine the quality of each loan based on nine different qualifying characteristics: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance, and the borrower’s leverage position. The matrix is designed to meet management’s standards and expectations of loan quality

National and local economic trends and conditions are constantly changing and result in both positive and negative impact on borrowers.  Most macroeconomic conditions are not controllable by the Company and are incorporated into the qualitative risk factors. Natural and environmental disasters, wars and the recent fallout of the subprime lending market as well as problems in the traditional mortgage market are a few of the trends and conditions that are currently affecting the Company’s national and local economy.  Changes in the national and local economy have impacted borrowers’ ability, in many cases, to repay loans in a timely manner.  On occasion a loan’s primary source of repayment (i.e., personal income, cash flow, or lease income) may be eroded as a result of unemployment, lack of revenues, or the inability of a tenant to make rent payments.

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

The Company has over 350 years of lending management experience among eleven members of its lending staff. In addition to the lending staff the Company has an Advisory Board for each branch comprised of business and community leaders from the specific branch’s market area.  An additional Advisory Board was created during the year ended December 31, 2012, to support the Company’s business efforts in the North Charleston area of South Carolina.  Management meets with these boards quarterly to discuss the trends and conditions in each respective market. Management is aware of the many challenges currently facing the banking industry.  The assessment of banks to replenish the insurance fund and its corresponding impact on bank profits, increased regulatory scrutiny on lending practices, and pending changes in deposit and or funding source type and mix, continue to impact the Company’s environment.  As other banks look to increase earnings in the short term, the Company will continue to emphasize the need to maintain its sound lending practices and core deposit growth.

There continues be an influx of new banks over the last several years within the Company’s geographic area.  This increase has decreased the local industry’s overall margins as a result of pricing competition.  Management believes that the borrowing base of the Company is well established and therefore unsound price competition is not necessary.

The risks associated with the effects of changes in credit concentration include loan concentration, geographic concentration and regulatory concentration.

As of December 31, 2012, there were only four Standard Industrial Code groups that comprised more than 2% of the Bank’s total outstanding loans.  The four groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, and legal services.

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

Risk includes a function of time during which the borrower’s financial condition may change; therefore, keeping financial information up to date is important to the Company.  The policy of the Company is that all new loans, regardless of the customer’s history with the Company, should have updated financial information. In addition, the Company is monitoring appraisals closely as real estate values continue to fluctuate. .

Based on the evaluation described above, the Company recorded a provision for loan loss of $350,000 for the year ended December 31, 2012 compared to $480,000 for the year ended December 31, 2011.   At December 31, 2012 the three year average loss ratios were: .118% Commercial, ..795% Consumer, .520% 1-4 Residential, .000% Real Estate Construction and .112% Real Estate Mortgage. The three year historical loss ratio used at December 31, 2012 was .211% compared to .311% at December 31, 2011.

During the year ended December 31, 2012 charge-offs of $172,288 and recoveries of $148,248 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $3,432,844 or 1.46% of total loans at December 31, 2012, compared to charge-offs of $383,714 and recoveries of $72,010 resulting in an allowance for loan losses of $3,106,884 or 1.40% of total loans at December 31, 2011.

The Company had impaired loans totaling $11,498,279 as of December 31, 2012 compared to $7,417,892 at December 31, 2011. The impaired loans include non-accrual loans with balances at December 31, 2012, and 2011, of $3,993,816 and $923,671, respectively.  The Bank had five restructured loans (“TDR”) at December 31, 2012 and two restructured loans at December 31, 2011.  According to GAAP, the Company is required to account for certain loan modifications or restructuring as a troubled debt restructuring, when appropriate.  In general, the modification or restructuring of a debt is considered a TDR if the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  At December 31, 2012 the five restructured loans had an aggregate balance of $1,618,278 compared to the two restructured loans with an aggregate balance of $491,153 at December 31, 2011. Included in the impaired loans at December 31, 2012, is one credit totaling $2,623,556 which is entirely secured by a first mortgage, improving the Company’s existing second real estate mortgage secured position and including the existing unsecured debt.  Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest.  The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate.  If non-accrual loans decrease their past due status to less than 30 days for a period of 6 to 9 months, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest at December 31, 2012 and one loan over 90 days past due still accruing interest as of December 31, 2011.

Net charge-offs for the year ended December 31, 2012, were $24,040 as compared to net charge-offs of $311,704 for the year ended December 31, 2011.  Although uncertainty in the economic outlook still exists, management believes loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The following table represents the net charge-offs by loan type.

Net charge-offs
	December 31, 2012	December 31, 2011
Commercial Loans	$49,527	$24,719
Commercial Real Estate	(30,506)	(274,565)
Consumer real estate	(46,487)	(61,858)
Consumer other	3,426	—
Total	$(24,040)	$(311,704)

The Company had $1,005,141, in unallocated reserves at December 31, 2012 related to other inherent risk in the portfolio compared to unallocated reserves of $558,267 at December 31, 2011. Management believes this amount is appropriate and properly supported through the environmental factors of its allowance for loan losses. Management believes the allowance for loan losses at December 31, 2012, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.  Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required.  No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

The following tables present a breakdown of the allowance for loan losses as of December 31, 2012 and 2011, respectively.

	December 31, 2012		December 31, 2011
	Allowance by loan type	Percentage of loans to total loans	Allowance by loan type	Percentage of loans to total loans
Commercial Loans	$1,314,535	25%	$1,586,510	26%
Commercial Real Estate	280,775	51%	420,367	52%
Consumer real estate	744,327	22%	450,338	20%
Consumer other	88,066	2%	91,402	2%
Unallocated	1,005,141	0%	558,267	0%
Total	$3,432,844	100%	$3,106,884	100%

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.   No provision was recorded during the year ended December 31, 2012 or the year ended December 31, 2011, resulting in no change to the balance of $20,825.

DEPOSITS

		Less Than 3	3 Months to Less Than 6	6 Months to Less Than 1	1 Year to Less Than 5	5 years
(in 000’s)	1 Day	Months	Months	Year	Years	or More	Total

CD's and other time deposits 100,000 and over	$—	$17,728	$8,281	$13,023	$1,872	$—	$40,904
CD's and other time deposits under 100,000	$148	$5,202	$4,555	$5,187	$504	$313	$15,909

Certificates of Deposit $100,000 and over increased $2,265,358 or 5.86% for the year ended December 31, 2012, from $38,638,528 at December 31, 2011.  This increase was not the result of special promotions or advertising.

The Bank funds its growth through core deposits and does not rely on Brokered Deposits or Internet Deposits as a source to do so.

SHORT-TERM BORROWINGS

At December 31, 2012, the Company had no outstanding federal funds purchased with the option to borrow $19,000,000 on short term lines of credit. In March 2012, the Company established a $6 million REPO line with Raymond James (formally Morgan Keegan).  There have been no borrowings under this arrangement. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve as a secondary source of liquidity.  This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window.  Under this agreement the Company may borrow up to $62.6 million.  There have been no borrowings under this arrangement.

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

The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below.  The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At December 31, 2012 and 2011 the balance of this reserve was $20,825.  At December 31, 2012 and 2011, the Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $51,144,731 and $47,629,822 at December 31, 2012 and 2011 respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured.  Commitments under standby letters of credit are usually for one year or less.  The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2012 and 2011 was $749,712 and $875,679, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale.  The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. The fair value of these commitments was not significant at December 31, 2012 or December 31,  2011. The Company had forward sales commitments, totaling $18,479,878 at December 31, 2012, to sell loans held for sale of $18,479,878.  At December 31, 2011, the Company had forward sales commitments of $7,578,587. The fair value of these commitments was not significant at December 31, 2012 or 2011. The Company has no embedded derivative instruments requiring separate accounting treatment.

Once the Company sells certain fixed rate residential loans, the loans are no longer reportable on the Company’s balance sheet. With most of these sales, the Company has an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to six months with unlimited recourse as a result of fraud.  The unpaid principal balance of loans sold with recourse was $36,105,000 at December 31, 2012 and $28,596,000 at December 31, 2011.  For the year ended December 31, 2012 and December 31, 2011 there were no loans repurchased.

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

CAPITAL RESOURCES

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Company’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for a total shareholders’ equity at December 31, 2012, of $33,930,442. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The current risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off-balance sheet risk. The current guidelines established require a minimum risk-based capital ratio of 8% for bank holding companies and banks. The risk-based capital ratio at December 31, 2012, for the Bank was 13.64% and 13.41% at December 31, 2011. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

On June 23, 2011 the Board of Directors voted to file a shelf registration (Form S-3) with the SEC (Securities and Exchange Commission).  This shelf registration statement on Form S-3 provides for the offer and sale from time to time over a three year period, in one or more public offerings, up to $10 million in common stock or debt securities. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of the offering. The registration statement was filed with the SEC on June 23, 2011. The filing of the shelf registration does not require the Company to issue securities. Although the Company has no current commitments to sell additional stock or securities, the shelf registration will provide the Company with a source of additional capital for acquisitions, capital expenditures, repayment of indebtedness the Company may incur in the future, working capital and other general corporate purposes.

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

Current quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of December 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2012 and 2011, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

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

The Basel III NPR addressing standardized risk-weighting of assets would significantly change the risk-weighting of certain assets for almost all U.S. financial institutions beginning in 2015.  To what extent the NPR will be adopted as proposed is not known; however, management estimates that the Company would remain a well-capitalized institution under its interpretation of the proposed increased capital requirements and risk-weighted asset revisions if the proposals had been fully in effect as of December 31, 2012.

Many of the changes to capital deductions are subject to a transition period where the impact is recognized in 20% increments beginning on January 1, 2014 through January 1, 2018.  The majority of the other aspects of the Basel III NPR were proposed to become effective on January 1, 2013.  However, this effective date was postponed in November 2012.  The delay is expected to be a six month time period.  The phase-in period for the new minimum capital requirements and related buffers is proposed to occur between 2013 and 2019.

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

Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2012.

Elliott Davis

Report of Independent Registered Public Accounting Firm

The Board of Directors
Bank of South Carolina Corporation and Subsidiary

Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

Charleston, South Carolina
March 4, 2013

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2012	2011
ASSETS
Cash and due from banks	$5,137,888	$4,559,194
Interest bearing deposits in other banks	25,903,960	47,504,282
Investment securities available for sale (amortized cost of $55,022,009 and $56,355,810 in 2012 and 2011, respectively)	58,514,216	59,552,160
Mortgage loans to be sold	18,479,878	7,578,587
Loans	217,128,624	213,709,112
Less: Allowance for loans losses	(3,432,844)	(3,106,884)
Net loans	213,695,780	210,602,228
Premises, equipment and leasehold improvements, net	2,486,792	2,611,965
Accrued interest receivable	1,124,613	1,147,216
Other assets	67,519	473,137

Total assets	$325,410,646	$334,028,769

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Deposits:
Non-interest bearing demand	83,447,675	70,217,614
Interest bearing demand	77,441,588	64,350,891
Money market accounts	54,450,828	96,292,414
Certificates of deposit $100,000 and over	40,903,886	38,638,528
Other time deposits	15,909,164	17,416,840
Other savings deposits	18,920,702	14,211,228
Total deposits	291,073,843	301,127,515

Accrued interest payable and other liabilities	406,361	907,385
Total liabilities	291,480,204	302,034,900
Commitments and contingencies Notes 1 and 8
Shareholders’ equity

Common stock-no par 12,000,000 shares authorized; Issued 4,665,690 shares at December 31, 2012 and 4,664,391 at December 31, 2011; Shares outstanding 4,446,239 at December 31, 2012 and 4,444,940 at December 31, 2011	—	—
Additional paid in capital	28,474,951	28,390,929
Retained earnings	5,157,839	3,491,678
Treasury stock; 219,451 shares at December 31, 2012 and 2011	(1,902,439)	(1,902,439)
Accumulated other comprehensive income, net of income taxes	2,200,091	2,013,701
Total shareholders’ equity	33,930,442	31,993,869

Total liabilities and shareholders’ equity	$325,410,646	$334,028,769

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Interest and fee income
Interest and fees on loans	$11,032,927	$10,887,709	$10,693,501
Interest and dividends on investment securities	1,347,520	1,309,743	1,459,731
Other interest income	82,412	80,152	12,951
Total interest and fee income	12,462,859	12,277,604	12,166,183

Interest expense
Interest on deposits	455,619	778,028	1,057,373
Interest on short-term borrowings	—	—	9,018
Total interest expense	455,619	778,028	1,066,391

Net interest income	12,007,240	11,499,576	11,099,792
Provision for loan losses	350,000	480,000	670,000
Net interest income after provision for loan losses	11,657,240	11,019,576	10,429,792

Other income
Service charges, fees and commissions	926,050	946,518	1,030,218
Mortgage banking income	1,377,888	674,705	1,004,324
Other non-interest income	41,525	32,062	29,155
Gain on sale of securities	—	124,672	—
Total other income	2,345,463	1,777,957	2,063,697

Other expense
Salaries and employee benefits	5,045,413	4,742,772	4,568,095
Net occupancy expense	1,356,845	1,340,227	1,316,986
Loss on other real estate owned	—	63,273	13,347
Other operating expenses	2,329,367	2,113,994	2,100,117
Total other expenses	8,731,625	8,260,266	7,998,545

Income before income tax expense	5,271,078	4,537,267	4,494,944
Income tax expense	1,604,250	1,347,949	1,384,431

Net income	$3,666,828	$3,189,318	$3,110,513

Weighted average shares outstanding
Basic	4,445,738	4,439,887	4,416,065
Diluted	4,445,738	4,439,887	4,416,065

Basic income per common share	$0.82	$0.72	$0.70
Diluted income per common share	$0.82	$0.72	$0.70

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,
	2012	2011	2010
Net income	$3,666,828	$3,189,318	$3,110,513
Other comprehensive income (loss), net of tax:
Unrealized gain (losses) on securities	186,390	1,841,789	(529,810)
Reclassification adjustment for gains included in income	—	(78,543)	—
Other comprehensive income (loss), net of tax	186,390	1,763,246	(529,810)
Total comprehensive income	$3,853,218	$4,952,564	$2,580,703

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2012, 2011, 2010
	COMMON STOCK		ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
December 31, 2009	$		$23,511,560	$4,968,336	$(1,692,964)	$780,265	$27,567,197
Net income		—	—	3,110,513	—	—	3,110,513
Other Comprehensive income		—	—	—	—	(529,810)	(529,810)
Exercise of Stock Options		—	210,811	—	—	—	210,811
10% Stock dividend		—	4,429,847	(4,222,838)	(209,475)	—	(2,466)
Stock-based compensation expense		—	50,721	—	—	—	50,721
Cash dividends ($0.40 per common share)		—	—	(1,688,084)	—	—	(1,688,084)
December 31, 2010		—	28,202,939	2,167,927	(1,902,439)	250,455	28,718,882
Net income		—	—	3,189,318	—	—	3,189,318
Other Comprehensive income		—	—	—	—	1,763,246	1,763,246
Exercise of Stock Options		—	123,403	—	—	—	123,403
Stock-based compensation expense		—	64,587	—	—	—	64,587
Cash dividends ($0.42 per common share)		—	—	(1,865,567)	—	—	(1,865,567)
December 31, 2011		—	28,390,929	3,491,678	(1,902,439)	2,013,701	31,993,869
Net income		—	—	3,666,828	—	—	3,666,828
Other Comprehensive income		—	—	—	—	186,390	186,390
Exercise of Stock Options		—	11,094	—	—	—	11,094
Stock-based compensation expense		—	72,928	—	—	—	72,928
Cash dividends ($0.45 per common share)		—	—	(2,000,667)	—	—	(2,000,667)
December 31, 2012		$—	$28,474,951	$5,157,839	$(1,902,439)	$2,200,091	$33,930,442

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEARS ENDED DECEMBER 31,
Cash flows from operating activities:	2012	2011	2010
Net income	$3,666,828	$3,189,318	$3,110,513
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	206,603	209,316	231,922
Gain on sale of securities	—	(124,672)	—
Loss on sale of other real estate	—	63,273	13,347
Provision for loan losses	350,000	480,000	670,000
Stock-based compensation expense	72,928	64,587	50,721
Deferred income taxes	(169,207)	(76,848)	30,388
Net (accretion) and amortization of unearned discounts on investment securities	390,543	(243,994)	28,915
Origination of mortgage loans held for sale	(108,699,648)	(60,049,882)	(83,127,187)
Proceeds from sale of mortgage loans held for sale	97,798,357	58,379,611	80,652,331
Decrease (increase) in accrued interest receivable and other assets	487,961	528,446	(1,258,208)
(Decrease) increase in accrued interest payable and other liabilities	(12,081)	(179,471)	94,785
Net cash (used) provided by operating activities	(5,907,716)	2,239,684	497,527
Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	3,745,000	9,605,000	6,420,000
Purchase of investment securities available for sale	(2,801,741)	(45,238,691)	(9,807,151)
Net decrease (increase) in loans	(3,443,553)	(5,995,152)	5,839,873
Loss on disposal of fixed assets	1,628	—	—
Purchase of premises, equipment and leasehold improvements, net	(83,058)	(384,755)	(152,259)
Proceeds from sale of other real estate	—	596,157	169,993
Proceeds from sale of available for sale securities	—	18,140,625	—
Net cash (used) provided by investing activities	(2,581,724)	(23,276,816)	2,470,456

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(10,053,672)	50,690,540	20,599,295
Net decrease in short-term borrowings	—	(767,497)	(7,239,256)
Dividends paid	(2,489,610)	(1,376,623)	(1,688,084)
Cash paid for fractional shares	—	—	(2,466)
Stock options exercised	11,094	123,403	210,811
Net cash (used) provided by financing activities	(12,532,188)	48,669,823	11,880,300
Net increase (decrease) in cash and cash equivalents	(21,021,628)	27,632,691	14,848,283
Cash and cash equivalents at beginning of year	52,063,476	24,430,785	9,582,502

Cash and cash equivalents at end of year	$31,041,848	$52,063,476	$24,430,785

Supplemental disclosure of cash flow data:

Cash paid during the year for:
Interest	$534,773	$899,219	$1,126,930
Income taxes	$1,717,751	$1,510,641	$1,238,877
Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain (loss) on securities available for sale, net of income taxes	$186,390	$1,763,246	$(529,810)
Real estate acquired through foreclosure	$—	$—	$741,470
Change in dividends payable	$(488,944)	$488,944	$—

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the more significant accounting policies used in preparation of the accompanying consolidated financial statements.

Accounting Estimates and Assumptions:

The preparation of the financial statements are in conformity with accounting principles generally accepted in the United States of America (GAAP), which requires management to make estimates and assumptions. These estimate and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ significantly from these estimates and assumptions. Material estimates that are generally susceptible to significant change relate to the determination of the allowance for loan losses, impaired loans, other real estate owned, asset prepayment rates and other-than-temporary impairment of investment securities.

The Company is not dependent on any single customer or limited number of customers, the loss of which would have a material adverse effect. No material portion of the Company’s business is seasonal.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Bank of South Carolina Corporation (the "Company") and its wholly-owned subsidiary, The Bank of South Carolina (the "Bank"). In consolidation, all significant intercompany balances and transactions have been eliminated. Bank of South Carolina Corporation is a one-bank holding company organized under the laws of the State of South Carolina. The Company offers a broad range of financial services through its wholly-owned subsidiary The Bank of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The reorganization of the Bank into a one-bank holding company became effective on April 17, 1995. Each issued and outstanding share of the Bank's stock was converted into two shares of the Company's stock at the time of the reorganization.

Investment Securities: The Company classifies investments into three categories as follows: (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity, (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings, and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for 2012 and 2011. The Company does not have any mortgage-backed securities nor has it ever invested in mortgage-backed securities.

Mortgage Loans to be Sold: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. At December 31, 2012 and 2011, the Company had approximately $18.5 million and $7.6 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered and are included in mortgage banking income in the consolidated statements of operations.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company originates fixed and variable rate residential mortgage loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor are carried in the Company’s loans held for sale portfolio.

These loans are fixed and variable rate residential mortgage loans that have been originated in the Company’s name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers.  Therefore, these loans present very little market risk for the Company.  The Company usually delivers to, and receives funding from, the investor within 30 to 60 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts" basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination.

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

The Company accounts for impaired loans by requiring that all loans for which it is estimated that the Company will be unable to collect all amounts due according to the terms of the loan agreement be recorded at the loan's fair value. Fair value may be determined based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk: The Company’s primary market consists of the counties of Berkeley, Charleston and Dorchester, South Carolina. At December 31, 2012, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

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

Other Real Estate Owned: Other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The Company had no other real estate owned at December 31, 2012 or December 31, 2011. Gains and losses on the sale of other real estate owned and subsequent write-downs from periodic reevaluation are charged to other operating income. The Company realized a loss of $63,273 in this category for the year ended December 31, 2011.

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. The Company believes that it had no uncertain tax positions for the year ended December 31, 2012 or for the year ended December 31, 2011.

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

On June 28, 2012 the Executive Committee granted options to purchase an aggregate of 9,000 shares to five employees. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 3.97%, historical volatility 33.94%, with an expected life of ten years, and a risk free interest rate of 1.60%. In addition, the Board of Director’s granted options to purchase 2,500 shares to one employee on September 24, 2012. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 3.97%, historical volatility 33.94%, with an expected life of ten years, and a risk free interest rate of 1.74%.

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

On September 24, 2010, options to purchase 33,000 shares of Common Stock were granted to twenty-one employees. The weighted average fair value per share of $6.13 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grant: dividend yield of 2.72%, historical volatility of 72.30%, risk-free interest rate of 2.62%, and expected life of 10 years.

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

Comprehensive Income: The Company applies accounting standards which establish guidance for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and net unrealized gains or losses on securities and is presented in the consolidated statement of comprehensive income.

Fair Value Measurements: The Company applies the accounting standards which define fair value, establish a framework for measuring fair value, and expand disclosures about fair value. The standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the assets or liability in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of input that may be used to measure fair value:

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

Investment Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis and are based upon quoted prices if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, or by dealers or brokers in active over-the counter markets. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011 are as follows:

Balance at December 31, 2012
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasury Notes	$6,213,750	$—	$—	$6,213,750
Government Sponsored Enterprises	$—	$18,344,032	$—	$18,344,032
Municipal Securities	$—	$33,956,434	$—	$33,956,434
Total	$6,213,750	$52,300,466	$—	$58,514,216

Balance at December 31, 2011
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasury Notes	$6,310,782	$—	$—	$6,310,782
Government Sponsored Enterprises	$—	$18,434,117	$—	$18,434,117
Municipal Securities	$—	$34,807,261	$—	$34,807,261
Total	$6,310,782	$53,241,378	$—	$59,552,160

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans are reviewed for impairment on a quarterly basis if any of the following criteria are met:

1)	Any loan on non-accrual
2)	Any loan that is a troubled debt restructuring
3)	Any loan over 60 days past due
4)	Any loan rated sub-standard, doubtful, or loss
5)	Excessive principal extensions are executed
6)	If the Bank is provided information that indicates the Bank will not collect all principal and interest as scheduled

Once a loan is identified as individually impaired, management measures the impairment in accordance with Accounting Standards Codification (ASC) 310-10, “Accounting by Creditors for Impairment of a Loan”.

In accordance with this standard, the fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 12 to 18 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically as an example, in situations where the collateral on a nonperforming commercial real estate loan is out of the Company’s primary market area, management would typically order an independent appraisal immediately, at the earlier of the date the loan becomes nonperforming or immediately following the determination that the loan is impaired. However, as a second example, on a nonperforming commercial real estate loan where management is familiar with the property and surrounding areas and where the original appraisal value far exceeds the recorded investment in the loan, management may perform an internal analysis whereby the previous appraisal value would be reviewed considering recent current conditions, and known recent sales or listings of similar properties in the area, and any other relevant economic trends. This analysis may result in the call for a new appraisal. These valuations are reviewed on a quarterly basis.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records the impaired loan as nonrecurring Level 3.

Mortgage Loans Held for Sale

The Company originates fixed and variable rate residential mortgage loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor are carried in the Company’s loans held for sale portfolio.  These loans are fixed and variable rate residential mortgage loans that have been originated in the Company’s name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers.  Therefore, these loans present very little market risk for the Company.  The Company usually delivers to, and receives funding from, the investor within 30 to 60 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts" basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination. These loans are classified as Level 2.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an on going basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of December 31, 2012, and 2011, for which a nonrecurring change in fair value has been recorded during the twelve months ended December 31, 2012, and 2011.

December 31, 2012
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$9,499,621	$9,499,621
Mortgage loans held for sale	—	18,479,878	—	18,479,878
Total	$—	$7,578,587	$9,499,621	$27,979,499

December 31, 2011
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$5,553,481	$5,553,481
Mortgage loans held for sale	—	7,578,587	—	7,578,587
Total	$—	$7,578,587	$5,553,481	$13,132,068

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs
Nonrecurring measurements:
Impaired Loans	Discounted Appraisals	Collateral Discounts	0 – 25%

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

c. Loans

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans by the Company at December 31, 2012 and December 31, 2011, approximate market.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

December 31, 2012
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Loans	$217,128,624	$217,432,537	$—	$—	$217,432,537
Financial Instruments- Liabilities
Deposits	$291,073,843	$291,094,742	$—	$291,094,742	$—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Loans	$213,709,112	$214,294,224	$—	$—	$214,294,224
Financial Instruments- Liabilities
Deposits	$301,127,515	$301,830,957	$—	$301,830,957	$—

	December 31, 2012
	Notional Amount	Fair Value
Off-Balance Sheet Financial
Instruments:

Commitments to extend credit	$51,444,731	$—
Standby letters of credit	749,712	—

	December 31, 2011
	Notional Amount	Fair Value
Off-Balance Sheet Financial
Instruments:

Commitments to extend credit	$47,629,822	$—
Standby letters of credit	875,679	—

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has no embedded derivative instruments requiring separate accounting treatment. The Company has freestanding derivative instruments consisting of fixed rate conforming loan commitments and commitments to sell fixed rate conforming loans. The Company does not currently engage in hedging activities. Based on short term fair value, derivative instruments were immaterial as of December 31, 2012 and 2011.

Cash Flows: Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold. To comply with Federal Reserve regulations, the Bank is required to maintain certain average cash reserve balances. The daily average reserve requirement was approximately $700,000 for the reserve periods ended December 31, 2012 and 2011.

Recent Accounting Pronouncements: The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In April 2011 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02 to assist creditors with their determination of when a restructuring is a Troubled Debt Restructuring (“TDR”). The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. The new guidance was effective for the Company beginning January 1, 2012 and did not have a material impact on the Company’s TDR determinations.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the Accounting Standards Codification (“ASC”) was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

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

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB finalizes its conclusions regarding future requirements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The FASB amended the Comprehensive income topic of the ASC in February 2013. The amendments address reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	DECEMBER 31, 2012
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,097,750	$116,000	$—	$6,213,750
Government-Sponsored Enterprises	17,822,858	521,174	—	18,344,032
Municipal Securities	31,101,401	2,858,625	3,592	33,956,434

Total	$55,022,009	$3,495,799	$3,592	$58,514,216

	DECEMBER 31, 2011
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,153,299	$157,483	$—	$6,310,782
Government-Sponsored Enterprises	18,100,730	333,387	—	18,434,117
Municipal Securities	32,101,781	2,706,597	1,117	34,807,261

Total	$56,355,810	$3,197,467	$1,117	$59,552,160

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2012, by contractual maturity are as follows:

DECEMBER 31, 2012
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$2,331,067	$2,336,933
Due in one year to five years	32,183,058	33,321,740
Due in five years to ten years	11,407,945	12,718,115
Due in ten years and over	9,099,939	10,137,428

Total	$55,022,009	$58,514,216

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized a gain of $124,672 on the sale of $18,000,000 in US Treasury Notes in 2011. There were no securities sold during the year ended December 31, 2010 or December 31, 2012.

Investment securities with an aggregate amortized cost of $45,581,560 and estimated fair value of $48,867,683 at December 31, 2012, were pledged to secure deposits and other balances, as required or permitted by law.

At December 31, 2012 there was one Municipal Security with an unrealized loss of $3,592 compared to three Municipal Securities with an unrealized loss of $1,117 at December 31, 2011. The unrealized losses on investments were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Therefore, these investments are not considered other-than-temporarily impaired. The Company has the ability to hold these investments until market price recovery or maturity. Gross unrealized losses and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and December 31, 2011 are as follows:

DECMBER 31, 2012
	Less than 12 months		12 months or longer		Total
Descriptions of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal Securities	1,973,303	3,592	—	—	1,973,303	3,592

DECMBER 31, 2011
	Less than 12 months		12 months or longer		Total
Descriptions of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal Securities	243,884	1,117	—	—	243,884	1,117

3.	LOANS

Major classifications of loans are as follows:

	DECEMBER 31,
	2012	2011

Commercial loans	$54,664,286	$55,565,525
Commercial Real Estate:
Commercial real estate construction	2,276,532	3,564,327
Commercial real estate other	108,575,415	106,408,621
Consumer:
Consumer real estate	46,703,454	43,185,861
Consumer other	4,908,937	4,984,778
	217,128,624	213,709,112
Allowance for loan losses	(3,432,844)	(3,106,884)

Loans, net	$213,695,780	$210,602,228

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Allowance for Loan Losses are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2012	2011	2010

Balance at beginning of year	$3,106,884	$2,938,588	$3,026,997
Provision for loan losses	350,000	480,000	670,000
Charge offs	(172,288)	(383,714)	(778,820)
Recoveries	148,248	72,010	20,411
Balance at end of year	$3,432,844	$3,106,884	$2,938,588

The Bank had impaired loans totaling $11,498,279 as of December 31, 2012 compared to $7,417,892 at December 31, 2011. The impaired loans include non-accrual loans with balances at December 31, 2012 and 2011 of $3,993,816 and $923,671, respectively. The Bank had five restructured loans (“TDR”) at December 31, 2012, and two restructured loans at December 31, 2011. According to GAAP, the Company is required to account for certain loan modifications or restructuring as a troubled debt restructuring (“TDR”). In general, the modification or restructuring of a debt is considered a TDR if the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. At December 31, 2012 and 2011 troubled debt restructurings had an aggregate balance of $1,618,278 and $491,153, respectively.

There were no loans over 90 days past due and still accruing interest at December 31, 2012. There was one loan at December 31, 2011, that was over 90 days past due and still accruing interest.

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

The following is a summary of the non-accrual loans as of December 31, 2012 and December 31, 2011.

Loans Receivable on Non-Accrual
December 31, 2012
Commercial	$4,085
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	3,921,750
Consumer:
Consumer - Real Estate	67,981
Consumer - Other	—

Total	$3,993,816

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Receivable on Non-Accrual
December 31, 2011
Commercial	$4,018
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	851,672
Consumer:	—
Consumer - Real Estate	67,981
Consumer - Other	—

Total	$923,671

The following is a schedule of the Bank’s delinquent loans, excluding mortgage loans held for sale, as of December 31, 2012 and December 31, 2011.

December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$104,766	—	—	104,766	54,559,520	54,664,286	—
Commercial Real Estate:
Commercial Real Estate - Construction	—	—	—	—	2,276,532	2,276,532	—
Commercial Real Estate - Other	93,487	336,315	3,074,397	3,504,199	105,071,216	108,575,415	—
Consumer:
Consumer Real Estate	—	—	—	—	46,703,454	46,703,454	—
Consumer - Other	6,549	—	985	7,534	4,901,403	4,908,937	—
Total	$204,802	336,315	3,075,382	3,616,499	213,512,125	217,128,624	—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$50,892	—	—	50,892	55,514,633	55,565,525	—
Commercial Real Estate:
Commercial Real Estate - Construction	—	—	—	—	3,564,327	3,564,327	—
Commercial Real Estate - Other	1,268,321	—	788,167	2,056,488	104,352,133	106,408,621	282,173
Consumer:
Consumer Real Estate	—	—	—	—	43,185,861	43,185,861	—
Consumer- Other	4,401	30,319	605	35,325	4,949,453	4,984,778	—
Total	$1,323,614	30,319	788,772	2,142,705	211,566,407	213,709,112	282,173

The Company grants short to intermediate term commercial and consumer loans to customers throughout its primary market area of Charleston, Berkeley and Dorchester counties, South Carolina. The Company’s primary market area is heavily dependent on tourism and medical services. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the stability of the economic environment in their primary market including the government, tourism and medical industries. The majority of the loan portfolio is located in the Bank’s immediate market area with a concentration in Real Estate Related (38.4%), Offices and Clinics of Medical Doctors (5.53%), Real Estate Agents and Managers (3.78%), Legal services (3.20%), and Offices of Dentists (1.46%). Management is satisfied with these levels of concentrations.

As of December 31, 2012 and 2011, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans For the Year Ended December 31, 2012
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$296,350	$140,575	$—	$150,913	$51,151
Commercial Real Estate	8,733,779	5,578,231	—	6,499,933	2,019,907
Consumer Real Estate	319,536	311,543	—	315,763	61,381
Consumer Other	—	—	—	—	—

Total	$9,349,665	$6,030,349	$—	$6,966,609	$2,132,439

With an allowance recorded:
Commercial	$1,360,535	$1,251,462	$1,251,462	$1,287,204	$168,739
Commercial Real Estate	3,355,954	3,287,773	169,243	3,295,385	363,187
Consumer Real Estate	882,750	879,252	528,510	879,391	344,262
Consumer Other	50,000	49,443	49,443	49,570	6,009

Total	$5,649,239	$5,467,930	$1,998,658	$5,511,550	$882,197
Grand Total	$14,998,904	$11,498,279	$1,998,658	$12,478,159	$3,014,636

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired and Restructured Loans For the Year Ended December 31, 2011
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$83,350	$4,018	$—	$8,625	$315
Commercial Real Estate	4,289,820	4,321,755	—	4,299,045	99,046
Consumer Real Estate	319,536	315,926	—	317,776	12,596
Consumer-Other	—	—	—	—	—
Total	$4,692,706	$4,641,699	$—	$4,625,446	$111,957

With an allowance recorded:
Commercial	$1,360,535	$1,281,462	$1,281,462	$1,298,891	$57,458
Commercial Real Estate Construction	668,950	625,648	187,713	634,511	9,957
Consumer Real Estate	822,750	819,341	345,494	819,423	34,636
Consumer Other	50,000	49,742	49,742	49,742	—

Total	$2,902,235	$2,776,193	$1,864,411	$2,802,567	$102,051
Grand Total	$7,594,941	$7,417,892	$1,864,411	$7,428,013	$214,008

The following table illustrates credit risks by category and internally assigned grades at December 31, 2012 and December 31, 2011.

December 31, 2012
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer – Real Estate	Consumer – Other	Total

Pass	$47,803,837	$1,806,765	$94,779,321	$41,738,572	$4,197,256	$190,325,751
Watch	4,551,804	—	2,554,099	2,971,631	344,583	10,422,117
OAEM	561,563	469,767	4,957,130	650,412	205,638	6,844,510
Sub-Standard	1,747,082	—	6,284,865	1,342,839	161,460	9,536,246
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$54,664,286	$2,276,532	$108,575,415	$46,703,454	$4,908,937	$217,128,624

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer – Real Estate	Consumer – Other	Total

Pass	$48,160,256	$3,088,190	$93,889,871	$38,551,256	$4,390,391	$188,079,964
Watch	4,000,123	476,137	4,581,885	3,312,679	214,617	12,585,441
OAEM	2,071,137	—	1,905,745	212,545	311,905	4,501,332
Sub-Standard	1,334,009	—	6,031,120	1,109,381	67,865	8,542,375
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$55,565,525	$3,564,327	$106,408,621	$43,185,861	$4,984,778	$213,709,112

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category at December 31, 2012 and December 31, 2011. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

December 31, 2012
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,586,510	$420,367	$450,338	$91,402	$558,267	$3,106,884
Charge-offs	(60,042)	(43,734)	(56,487)	(12,025)	—	(172,288)
Recoveries	109,569	13,228	10,000	15,451	—	148,248
Provisions	(321,502)	(109,086)	340,476	(6,762)	446,874	350,000
Ending Balance	1,314,535	280,775	744,327	88,066	1,005,141	3,432,844
Ending Balances:
Individually evaluated for impairment	1,392,037	8,866,004	1,190,795	49,443	—	11,498,279
Collectively evaluated for impairment	$53,272,249	$101,985,943	$45,512,659	$4,859,494	$—	$205,630,345

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,502,298	$128,334	$218,897	$27,200	$1,061,859	$2,938,588
Charge-offs	(17,943)	(303,403)	—	(62,368)	—	(383,714)
Recoveries	42,662	28,838	—	510	—	72,010
Provisions	59,493	566,598	231,441	126,060	(503,592)	480,000
Ending Balance	1,586,510	420,367	450,338	91,402	558,267	3,106,884
Ending Balances:
Individually evaluated for impairment	1,285,480	4,947,403	1,135,267	49,742	—	7,417,892
Collectively evaluated for impairment	$54,280,045	$105,025,545	$42,050,594	$4,935,036	$—	$206,291,220

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $1,618,278 and $491,153 at December 31, 2012 and December 31, 2011, respectively, and are illustrated in the following table. This amount at December 31, 2012 includes the two restructured loans identified at December 31, 2011, with an outstanding balance of $486,804, and three additional loans that totaled $1,101,474. December 31, 2012 and December 31, 2011 all restructured loans were performing as agreed. There was one restructured loan at December 31, 2010 in the amount of $153,015 that failed to continue to perform as agreed upon and, as a result, the loan was charged off in March 2011.

Modification
As of December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1		$134,814		$134,814
Commercial Real Estate	3		$1,371,983		$1,371,983
Commercial Real Estate Construction		$		$
Consumer Real Estate-Prime	1		$111,481		$111,481
Consumer Real Estate-Subprime	—		$—		$—
Consumer Other	—		$—		$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—		$—		$—
Commercial Real Estate	—		$—		$—
Commercial Real Estate Construction	—		$—		$—
Consumer Real Estate-Prime	—		$—		$—
Consumer Real Estate-Subprime	—		$—		$—
Consumer Other	—		$—		$—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modification
As of December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	—	—
Commercial Real Estate	1	$375,323	$375,323
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate-Prime	1	$153,830	$153,830
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—

Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—	$—
Commercial Real Estate	1	$153,015	$153,015
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate-Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—

4.	Premises, Equipment and Leasehold Improvements

Premises, equipment and leasehold improvements are summarized as follows:

	2012	2011

Bank buildings	$1,817,008	$1,813,277
Land	838,075	838,075
Leasehold purchase	30,000	30,000
Lease improvements	675,784	662,054
Equipment	2,709,406	3,096,152
	6,070,273	6,439,558
Accumulated depreciation	(3,583,481)	(3,827,593)

Total	$2,486,792	$2,611,965

Depreciation and amortization of bank premises and equipment charged to operating expense totaled $206,603 in 2012, $209,316 in 2011, and $231,922 in 2010.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	DEPOSITS

At December 31, 2012, 2011, and 2010 certificates of deposit of $100,000 or more totaled approximately $40,903,886, $38,638,528, and $45,523,280 respectively. Interest expense on these deposits was $200,415 in 2012, $377,839 in 2011, and $540,048 in 2010.

At December 31, 2012, the schedule maturities of certificates of deposit are as follows:

2013	$54,124,046
2014	2,051,136
2015	110,396
2016	64,149
2017 and thereafter	463,323
$56,813,050

At December 31, 2012, deposits with a deficit balance of $541,015 were re-classified as other loans, compared to $55,374 at December 31, 2011.

6.	Short-Term Borrowings

At December 31, 2012 and 2011, the Company had no outstanding federal funds purchased. In March 2012, the Company established a $6 million REPO Line with Raymond James (formally Morgan Keegan). There have been no borrowings under this arrangement. In addition the Company established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement the Company may borrow up to $62,567,407. The Company established this arrangement as an additional source of liquidity. There have been no borrowings under this arrangement.

At December 31, 2012 and 2011, the Bank had unused short-term lines of credit totaling approximately $19,000,000 and $21,000,000, respectively (which are withdrawable at the lender’s option).

7.	Income Taxes

Total income taxes for the years ended December 31, 2012, 2011 and 2010 are as follows

	YEARS ENDED DECEMBER 31,
	2012	2011	2010

Income tax expense	$1,604,250	$1,347,949	$1,384,431
Unrealized gains (losses) on securities available for sale presented in accumulated other comprehensive income	109,467	1,035,557	(311,158)
Total	$1,713,717	$2,383,506	$1,073,273

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense attributable to income before income tax expense consists of:

YEAR ENDED DECEMBER 31, 2012	Current	Deferred	Total

U.S. Federal	$1,619,265	$(183,607)	$1,435,658
State and local	168,592	—	168,592
	$1,787,857	$(183,607)	$1,604,250

YEAR ENDED DECEMBER 31, 2011	Current	Deferred	Total

U.S. Federal	$1,292,984	$(85,291)	$1,207,693
State and local	140,256	—	140,256
	$1,433,240	$(85,291)	$1,347,949

YEAR ENDED DECEMBER 31, 2010	Current	Deferred	Total
U.S. Federal	$1,233,179	$12,409	$1,245,588
State and local	138,843	—	138,843
	$1,372,022	$12,409	$1,384,431

Income tax expense attributable to income before income tax expense was $1,604,250, $1,347,949, and $1,384,431 for the years ended December 31, 2012, 2011 and 2010, respectively, and differed from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

	YEARS ENDED
	DECEMBER 31,
	2012	2011	2010

Computed “expected” tax expense	$1,792,167	$1,542,671	$1,532,200

Increase (reduction) in income taxes Resulting from:

Tax exempt interest income	(338,592)	(317,802)	(270,759)
State income tax, net of federal benefit	111,271	92,569	91,637
Other, net	39,404	30,511	31,353
	$1,604,250	$1,347,949	$1,384,431

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

	DECEMBER 31,
	2012	2011
Deferred tax assets:
State Net Operating Loss Carryforward	$32,307	$26,101
Allowance for loan losses	1,098,416	987,589
Other	88,991	38,550

Total gross deferred tax assets	1,219,714	1,052,240
Less valuation allowance	(32,307)	(26,101)

Net deferred tax assets	1,187,407	1,026,139

Deferred tax liabilities:
Prepaid expenses	(19,100)	(25,071)
Unrealized gain on securities available for sale	(1,292,117)	(1,182,650)
Deferred loan fees	(20,470)	(20,115)
Fixed assets, principally due to differences in depreciation	(48,414)	(65,137)
Other Bond Accretion	(27,750)	(27,750)

Total gross deferred tax liabilities	(1,407,851)	(1,320,723)

Net deferred tax liability	$(220,444)	$(294,584)

The Company analyzed the tax positions taken in its tax returns and concluded it has no liability related to uncertain tax positions.

There was a $32,307 valuation allowance for deferred tax assets at December 31, 2012 and $26,101 at December 31, 2011 associated with the Holding Company’s state net operating loss. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2012. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Tax returns for 2009 and subsequent years are subject to examination by taxing authorities.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments and Contingencies

The Company has entered into agreements to lease equipment and its office facilities under non-cancellable operating lease agreements expiring on various dates through 2039. The Company may, at its option, extend the lease of its office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods, extend the lease of its Summerville office at 100 North Main Street for two additional ten year periods, and extend the land lease where the Mt. Pleasant office is located for six additional five year periods. In addition, on May 27, 2010 the Company entered into a lease agreement for office space located at 1071 Morrison Drive, Charleston, SC. Management intends to exercise its option on the lease agreements. Lease payments below include the lease renewals. Minimum rental commitments for these leases as of December 31, 2012 are as follows:

2013	$562,497
2014	541,346
2015	539,382
2016	543,654
2017	559,364
2018 and thereafter	7,044,010

Total	$9,790,253

Total rental expense was $531,094, $526,128 and $498,832 in 2012, 2011 and 2010, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $51,144,731 and $47,629,822 at December 31, 2012 and 2011, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At December 31, 2012 and 2011, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2012 and 2011 was $749,712 and $875,679, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of these commitments was not significant at December 31, 2012 and 2011. The Company has forward sales commitments, totaling $18.5 million at December 31, 2012 to sell loans held for sale of $18.5 million. Such forward sales commitments are to sell loans at par value and are generally funded within 60 days. The fair value of these commitments was not significant at December 31, 2012. The Company has no embedded derivative instruments requiring separate accounting treatment.

9.	Related Party Transactions

In the opinion of management, loans to officers and directors of the Company are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender and do not involve more than the normal risk of collectability. There were no outstanding loans to executive officers of the Company as of December 31, 2012, 2011 and 2010. Related party loans are summarized as follows:

	DECEMBER 31,
	2012	2011

Balance at beginning of year	$9,764,763	$7,618,873
New loans or advances	4,241,967	5,364,207
Repayments	(3,622,225)	(3,218,317)

Balance at end of year	$10,384,505	$9,764,763

At December 31, 2012 and 2011 total deposits held by related parties were $4,567,509 and $6,611,683, respectively.

10.	Other Expense

A summary of the components of other operating expense is as follows:

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Advertising and business development	$21,422	$17,633	$10,658
Supplies	118,881	96,654	111,428
Telephone and postage	177,899	169,560	166,376
Insurance	34,575	44,207	43,594
Professional fees	504,888	465,533	431,990
Data processing services	559,867	446,625	351,101
State and FDIC insurance and fees	196,263	249,605	363,339
Courier service	159,943	189,247	179,407
Other	555,629	434,930	442,224
	$2,329,367	$2,113,994	$2,100,117

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 28, 2012 the Executive Committee granted options to purchase an aggregate of 9,000 shares to five employees. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 3.97%, historical volatility 33.94%, with an expected life of ten years, and a risk free interest rate of 1.60%. In addition, the Board of Director’s granted options to purchase 2,500 shares to one employee on September 24, 2012. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 3.97%, historical volatility 33.94%, with an expected life of ten years, and a risk free interest rate of 1.74%.

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

A summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plans for the years ended December 31, 2012, 2011, and 2010 follows:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	168,266	$11.23	88,831	$11.51	86,995	$10.61
Granted	11,500	11.30	101,000	10.48	33,000	10.77
Expired	(4,000)	13.75	(6,491)	10.47	(1,581)	9.60
Exercised	(1,299)	8.54	(15,074)	8.19	(29,583)	8.13
Outstanding, December 31	174,467	$11.20	168,266	$11.23	88,831	$11.51

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exercise Price:	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value of Outstanding Options	Number of Options Exercisable	Weighted Average Exercise Price	Intrinsic Value of Exercisable Options
$8.54	7,292	0.4	$8.54	$15,969	7,292	$8.54	$15,969

$15.11	16,225	3.4	$15.11	$—	6,490	$15.11	$—

$14.54	5,500	4.0	$14.54	$—	1,100	$14.54	$—

$14.10	5,500	4.5	$14.10	$—	1,100	$14.10	$—

$12.90	2,200	5.2	$12.90	$—	—	$—	$—

$10.77	25,250	7.7	$10.77	$—	—	$—	$—

$11.67	5,000	8.2	$11.67	$—	—	$—	$—

$10.42	96,000	8.5	$10.42	$—	—	$—	$—

$11.11	9,000	9.6	$11.11	$—	—	$—	$—

$12.00	2,500	9.9	$12.00	$—	—	$—	$—

	174,467	7.27	$11.20	$15,969	15,982	$12.00	$15,969

The weighted average grant-date fair value of options granted in June and September of 2012 were $2.55 and $2.76, respectively. The weighted average grant-date fair value of options granted in March and June of 2011 were $4.62 and $4.03, respectively. The options granted in September 2010, had a weighted average grant date fair value of $6.13. The total intrinsic value of options exercised during the years ended December 31, 2012, and 2011, and 2010, were $2,845, $40,773 and $43,082, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2012 is presented below:

Nonvested Shares:	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	163,006	$4.50
Granted	11,500	2.60
Vested	(12,021)	4.06
Forfeited	(4,000)	5.04
Nonvested at end of year	158,485	$4.38

The Company recognized compensation cost for the years ended December 31, 2012, 2011 and 2010 in the amount of $72,928, $64,587, and $50,721, respectively.

As of December 31, 2012 there was $530,420 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 7.27 years.

The Company established an Employee Stock Ownership Plan (ESOP) effective January 1, 1989. Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a Plan year is eligible to participate in the ESOP. Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code Section 415. The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses amounted to $285,000, $240,000, and $240,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	DIVIDENDS

The Bank’s ability to pay dividends to the Company is restricted by the laws and regulations of the State of South Carolina. Generally, these restrictions allow the Bank to pay dividends from current earnings without the prior written consent of the South Carolina Commissioner of Banking, if it received a satisfactory rating at its most recent examination. The Bank paid dividends of $2,160,000 and $1,790,000 to the Company during the years ended December 31, 2012 and 2011, respectively.

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

Options to purchase 34,675 shares of common stock and options to purchase 159,675 shares of common stock with prices ranging from $11.67 to $15.11 and $10.42 to $15.11 per share were not included in the computation of diluted earnings per share for 2012 or 2011, respectively, because the options’ exercise price was greater than the average market price of common shares.

The following is a summary of the reconciliation of average shares outstanding for the years ended December 31:

	2012		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	4,445,738	4,445,738	4,439,887	4,439,887	4,416,065	4,416,065
Effect of dilutive securities:
Stock options	—	—	—	—	—	—
Average shares outstanding	4,445,738	4,445,738	4,439,887	4,439,887	4,416,065	4,416,065

14.	Regulatory Capital Requirements

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2012 and 2011, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total capital to risk-weighted assets:

Company	$34,912	13.73%	$20,343	8.00%	$	N/A	N/A
Bank	$34,686	13.64%	$20,343	8.00%		$25,429	10.00%

Tier 1 capital to risk-weighted assets:

Company	$31,730	12.48%	$10,171	4.00%	$	N/A	N/A
Bank	$31,504	12.39%	$10,171	4.00%		$15,257	6.00%

Tier 1 capital to average assets:

Company	$31,730	10.14%	$12,521	4.00%	$	N/A	N/A
Bank	$31,504	10.07%	$12,515	4.00%		$15,644	5.00%

December 31, 2011
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total capital to risk-weighted assets:

Company	$33,045	13.48%	$19,606	8.00%	$	N/A	N/A
Bank	$32,848	13.41%	$19,602	8.00%		$24,503	10.00%

Tier 1 capital to risk-weighted assets:

Company	$29,981	12.23%	$9,803	4.00%	$	N/A	N/A
Bank	$29,784	12.16%	$9,801	4.00%		$14,702	6.00%

Tier 1 capital to average assets:

Company	$29,981	8.96%	$13,386	4.00%	$	N/A	N/A
Bank	$29,784	8.90%	$13,380	4.00%		$16,725	5.00%

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Disclosures Regarding Fair Value of Financial Instruments

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of December 31, 2012 and 2011:

	2012
	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$5,137,888	$5,137,888
Interest bearing deposits in other banks	25,903,960	25,903,960
Investments available for sale	58,514,216	58,514,216
Mortgage loans to be sold	18,479,878	18,479,878
Loans	217,128,624	217,432,537
Financial Liabilities:
Deposits	291,073,843	291,094,742
Short-term borrowings	—	—
	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments:

Commitments to extend credit	$51,144,731	$—
Standby letters of credit	749,712	—

	2011
	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$4,559,194	$4,559,194
Interest bearing deposits in other banks	47,504,282	47,504,282
Investments available for sale	59,552,160	59,552,160
Mortgage loans to be sold	7,578,587	7,578,587
Loans	213,709,112	214,294,224
Financial Liabilities:
Deposits	301,127,515	301,830,957
Short-term borrowings	—	—
	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments:

Commitments to extend credit	$47,629,822	$—
Standby letters of credit	875,679	—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Bank of South Carolina Corporation - Parent Company

The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2012 and 2011, and the related condensed statements of operations and cash flows for the years ended December 31, 2012, 2011 and 2010, are as follows:

CONDENSED STATEMENTS OF Financial Condition

	2012	2011
Assets
Cash	$86,305	$541,500
Investment in wholly-owned bank subsidiary	33,704,253	31,309,093
Other assets	139,884	143,276
Total assets	$33,930,442	$31,993,869

Liabilities and shareholders’ equity
Shareholders’ equity	33,930,442	31,993,869
Total liabilities and shareholders’ equity	$33,930,442	$31,993,869

CONDENSED STATEMENTS OF Operations

	2012	2011	2010

Interest income	$257	$289	$374
Net operating expenses	(213,254)	(138,877)	(136,384)
Dividends received from bank	2,160,000	1,790,000	1,715,000
Equity in undistributed earnings of subsidiary	1,719,825	1,537,906	1,531,523

Net income	$3,666,828	$3,189,318	$3,110,513

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF Cash FlowS

	2012	2011	2010

Cash flows from operating activities:
Net income	$3,666,828	$3,189,318	$3,110,513
Stock-based compensation expense	72,928	64,587	50,721
Equity in undistributed earnings of subsidiary	(1,719,825)	(1,537,906)	(1,531,523)
Decrease (increase) in other assets	3,390	(81,776)	(29,101)

Net cash provided by operating activities	2,023,321	1,634,223	1,600,610

Cash flows from financing activities:
Dividends paid	(2,489,610)	(1,376,623)	(1,688,084)
Fractional shares paid	—	—	(2,466)
Stock options exercised	11,094	123,403	210,811

Net cash used by financing activities	(2,478,516)	(1,253,220)	(1,479,739)

Net (decrease) increase in cash	(455,195)	381,003	120,871

Cash at beginning of year	541,500	160,497	39,626

Cash at end of year	$86,305	$541,500	$160,497

Change in dividend payable	$(488,944)	$488,944	$—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Quarterly Results of Operations (unaudited)

The tables below represent the quarterly results of operations for the years ended December 31, 2012 and 2011, respectively:

	2012
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,155,002	$3,098,440	3,081,764	$3,127,653
Total interest expense	104,285	106,875	112,400	132,059
Net interest income	3,050,717	2,991,565	2,969,364	2,995,594
Provision for loan losses	70,000	80,000	80,000	120,000
Net interest income after provisions for loan losses	2,980,717	2,911,565	2,889,364	2,875,594
Other income	659,490	570,181	562,744	553,048
Other expense	2,217,030	2,156,249	2,204,558	2,153,788
Income before income tax expense	1,423,177	1,325,497	1,247,550	1,274,854
Income tax expense	431,004	431,835	357,283	384,128
Net income	$992,173	$893,662	$890,267	$890,726
Basic income per common share	$.22	$.20	$.20	$.20
Diluted income per common share	$.22	$.20	$.20	$.20

	2011
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,158,632	$3,127,754	3,042,514	$2,948,704
Total interest expense	150,919	177,288	213,883	235,938
Net interest income	3,007,713	2,950,466	2,828,631	2,712,766
Provision for loan losses	120,000	120,000	120,000	120,000
Net interest income after provisions for loan losses	2,887,713	2,830,466	2,708,631	2,592,766
Other income	412,645	496,905	439,080	429,327
Other expense	2,118,365	1,983,371	2,045,876	2,112,654
Income before income tax expense	1,181,993	1,344,000	1,101,835	909,439
Income tax expense	347,041	407,027	333,810	260,071
Net income	$834,952	$936,973	$768,025	$649,368
Basic income per common share	$.20	$.21	$.17	$.14
Diluted income per common share	$.20	$.21	$.17	$.14

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Subsequent Events

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Act”) was carried out as of December 31, 2012 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that as of December 31, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012, based on the framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Based on this assessment management believes that as of December 31, 2012, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 that was not reported.

PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance

The information required by this item contained under the sections captioned “Proposal 1-To Elect Nineteen Directors of Bank of South Carolina Corporation to Serve Until the Company’s 2014 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” included on pages 8-20 in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on April 9, 2013, a copy of which has been filed with the SEC, the “Proxy Statement”, is incorporated in this document by reference.

Executive Officers The information concerning the Company’s executive officers is contained under the section captioned -”Proposal 1-To Elect Nineteen Directors of Bank of South Carolina Corporation to Serve until the Company’s 2014 Annual Meeting of Shareholders,” included on pages 8-16 of the Company’s Proxy Statement, and is incorporated in this document by reference.

Audit and Committee Financial Expert The Audit Committee of the Company is composed of Directors Linda J. Bradley McKee, PhD., CPA., (Chairman), Glen B. Haynes, DVM., Richard W. Hutson, Jr., Katherine M. Huger, and David R. Schools. The Board has selected the Audit Committee members based on its determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company’s financial statements. Each member of the Audit Committee is “independent” as defined in the NASDAQ Stock Market listing standards for audit committee members

The Board of Directors has determined that Linda J. Bradley McKee, PhD., CPA, qualifies as a financial expert within the meaning of SEC rules and regulations and has designated Dr. Bradley McKee as the Audit Committee financial expert. Director McKee is independent as that term is used in Schedule 14A promulgated under the Exchange Act.

Code of Ethics The Company has adopted a “Code of Ethics”, applicable to the President/Chief Executive Officer, the Chief Financial Officer/Executive Vice-President and the Executive Vice-President and “Code of Conduct” for Directors, officers and employees. A copy of these policies may be obtained at the Company’s internet website: www.banksc.com.

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

Equity Compensation Plan Information

The following table summarizes share and exercise price of information about the Stock Incentive Plan of the Company as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [1]
1998 Omnibus Stock Incentive Plan approved by Shareholders [2]	36,717	$13.44	—
2010 Omnibus Stock Incentive Plan approved by Shareholders [3]	137,750	10.60	162,250

Total	174,467	$11.20	162,250

[1]	In accordance with the 1998 Omnibus Stock Incentive Plan, no options may be granted under this Plan after April 14, 2008, due to its expiration. Options granted before this date shall remain valid in accordance with their terms.

[2]	The number of securities to be issued upon exercise of the outstanding options represents the total outstanding options under the 1998 Omnibus Stock Incentive Plan. As per the agreement, the referenced options shall remain valid in accordance with their terms.

[3]	The 2010 Omnibus Stock Incentive Plan was approved by the Shareholders at the 2010 Annual Meeting. There were 300,000 shares reserved under this Plan. On September 24, 2010, options for 33,000 shares were granted to 21 employees (other than Executive Officers) with options for 750 shares forfeited with the resignation of one employee in 2010. On March 24, 2011, options for 5,000 shares were granted to 1 employee and on June 23, 2011, options for 96,000 shares were granted to 22 employees including Sheryl G. Sharry and Fleetwood S. Hassell, both Executive Officers who each received options for 10,000 shares. Douglas H. Sass, Executive Vice President, also received options on June 23, 2011 to purchase 5,000 shares. During the year ended December 31, 2011, options for 5,750 shares were forfeited with the resignation of two employees. On June 23, 2012 the Executive Committee granted options to purchase 9,000 shares to 5 employees including Douglas H. Sass, Executive Vice President, who received options to purchase 5,000 shares. In addition, the Board of Directors granted options to purchase 2,500 shares to 1 employee on September 24, 2012. There were options to purchase 4,000 shares forfeited during the year ended December 31, 2012.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this document by reference to the Sections captioned “Proposal 1-To Elect Nineteen Directors of Bank of South Carolina Corporation to Serve Until the Company’s 2014 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters”, included on pages 8-20 of the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated in this document by reference to “Proposal 2 “ to ratify the appointment of Elliott Davis, LLC as independent public accountant for the year ending December 31, 2013 and “Auditing and Related Fees”, included on page 29 of the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

2.	Exhibits

	2.0	Plan of Reorganization (Filed with 1995 10-KSB)
	3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
	3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
	3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)
	4.0	2013 Proxy Statement (Filed with 2012 10-K)
	10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
	10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
	10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
	10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
	10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed With 2010 10-K)
	10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
	10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)

10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
13.0	2012 10-K (Incorporated herein)
14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
23.1	Consent of Independent Registered Public Accounting Firm (Incorporated herein)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Financial Officer

32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2013	BANK OF SOUTH CAROLINA CORPORATION

	By:	/s/Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer/Executive Vice President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 28, 2013	/s/David W. Bunch
David W. Bunch, Director

February 28, 2013	/s/Graham M. Eubank, Jr.
Graham M. Eubank, Jr., Director

February 28, 2013	/s/Fleetwood S. Hassell
Fleetwood S. Hassell, President/Chief Executive Officer & Director

February 28, 2013	/s/Glen B. Haynes
Glen B. Haynes, DVM, Director

February 28, 2013	/s/William L. Hiott, Jr.
William L. Hiott, Jr., Director

February 28, 2013	/s/Katherine M. Huger
Katherine M. Huger, Director

February 28, 2013	/s/Richard W. Hutson, Jr.
Richard W. Hutson, Jr., Director

February 28, 2013	/s/Charles G. Lane
Charles G. Lane, Director

February 28, 2013	/s/Hugh C. Lane, Jr.
Hugh C. Lane, Jr., Chairman of the Board, Director

February 28, 2013	/s/Louise J. Maybank
Louise J. Maybank, Director

February 28, 2013	/s/Linda J. Bradley McKee
Linda J. Bradley McKee, PHD,CPA, Director

February 28, 2013	/s/Alan I. Nussbaum
Alan I. Nussbaum, MD, Director

February 28, 2013	/s/Edmund Rhett, Jr.
Edmund Rhett, Jr., MD, Director

February 28, 2013	/s/Malcolm M. Rhodes
Malcolm M. Rhodes, MD, Director

February 28, 2013	/s/David R. Schools
David R. Schools, Director

February 28, 2013	/s/Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer/Executive Vice President, Director

February 28, 2013	/s/Steve D. Swanson
Steve D. Swanson, Director

