Form 10-Q
period 2013-03-31
BANK OF SOUTH CAROLINA CORP
filed 2013-05-13
CIK 1007273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013 there were 4,448,901 Common Shares outstanding.

BANK OF SOUTH CAROLINA CORPORATION
AND SUBSIDIARY

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2013	December 31, 2012
Assets:
Cash and due from banks	$4,719,517	$5,137,888
Interest bearing deposits in other banks	38,374,283	25,903,960
Investment securities available for sale	58,415,863	58,514,216
Mortgage loans to be sold	10,193,974	18,479,878
Loans	216,193,030	217,128,624
Less: Allowance for loan losses	(3,418,953)	(3,432,844)
Net loans	212,774,077	213,695,780
Premises and equipment, net	2,489,864	2,486,792
Accrued interest receivable	1,037,109	1,124,613
Other assets	642,883	67,519
Total assets	$328,647,570	$325,410,646

Liabilities and Shareholders' Equity:
Liabilities
Deposits:
Non-interest bearing demand	86,883,466	83,447,675
Interest bearing demand	76,682,220	77,441,588
Money market accounts	52,807,591	54,450,828
Certificates of deposit $100,000 and over	42,410,373	40,903,886
Other time deposits	15,815,284	15,909,164
Other savings deposits	18,379,803	18,920,702
Total deposits	292,978,737	291,073,843

Accrued interest payable and other liabilities	1,395,147	406,361
Total liabilities	294,373,884	291,480,204

Common Stock - No par value; 12,000,000 shares authorized; Shares issued 4,668,352 at March 31, 2013 and 4,665,690 at December 31, 2012; Shares outstanding 4,448,901 at March 31, 2013 and 4,446,239 shares at December 31, 2012	—	—
Additional paid in capital	28,516,151	28,474,951
Retained earnings	5,622,776	5,157,839
Treasury stock	(1,902,439)	(1,902,439)
Accumulated other comprehensive income, net of income taxes	2,037,198	2,200,091

Total shareholders' equity	34,273,686	33,930,442

Total liabilities and shareholders' equity	$328,647,570	$325,410,646

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
Interest and fee income
Interest and fees on loans	$2,708,747	$2,757,987
Interest and dividends on investment securities	333,293	342,922
Other interest income	20,046	26,744
Total interest and fee income	3,062,086	3,127,653

Interest expense
Interest on deposits	101,427	132,059
Total interest expense	101,427	132,059

Net interest income	2,960,659	2,995,594
Provision for loan losses	75,000	120,000
Net interest income after provision for loan losses	2,885,659	2,875,594

Other income
Service charges, fees and commissions	232,302	231,549
Mortgage banking income	494,012	314,872
Other non-interest income	5,105	6,627
Total other income	731,419	553,048

Other expense
Salaries and employee benefits	1,282,083	1,226,382
Net occupancy expense	327,538	333,699
Other operating expenses	557,135	593,707
Total other expense	2,166,756	2,153,788

Income before income tax expense	1,450,322	1,274,854
Income tax expense	451,517	384,128
Net income	$998,805	$890,726

Basic earnings per share	$0.22	$0.20
Diluted earnings per share	$0.22	$0.20

Weighted average shares outstanding
Basic	4,446,905	4,444,943
Diluted	4,446,905	4,444,943

Cash Dividend Per Share	$0.12	$0.11

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	THREE MONTHS ENDED MARCH 31,
	2013	2012
Net income	$998,805	$890,726
Other comprehensive loss, (net of tax: $95,667 and $285,554, respectively)
Unrealized loss on securities	(162,893)	(160,615)
Other comprehensive loss, net of tax	(162,893)	(160,615)
Total Comprehensive income	$835,912	$730,111

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL

December 31, 2011	$28,390,929	$3,491,678	$(1,902,439)	$2,013,701	$31,993,869
Net income	—	890,726	—	—	890,726
Other comprehensive income due to unrealized loss on investment securities	—	—	—	(160,615)	(160,615)
Exercise of stock options	171	—	—	—	171
Stock-based compensation expense	17,943	—	—	—	17,943
Cash dividends ($0.11 per common share)	—	(488,946)	—	—	(488,946)
March 31, 2012	28,409,043	3,893,458	(1,902,439)	1,853,086	32,253,148

December 31, 2012	28,474,951	5,157,839	(1,902,439)	2,200,091	33,930,442
Net income	—	998,805	—	—	998,805
Other comprehensive income due to unrealized loss on investment Securities	—	—	—	(162,893)	(162,893)
Exercise of Stock options	22,733	—	—	—	22,733
Stock-based compensation expense	18,467	—	—	—	18,467
Cash dividends ($0.12 per common share)	—	(533,868)	—	—	(533,868)
March 31, 2013	$28,516,151	$5,622,776	$(1,902,439)	$2,037,198	$34,273,686

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$998,805	$890,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,824	56,409
Provision for loan losses	75,000	120,000
Stock-based compensation expense	18,467	17,943
Net amortization and (accretion) of unearned discounts and premiums on investments	105,736	(95,612)
Origination of mortgage loans held for sale	(21,047,673)	(22,749,190)
Proceeds from sale of mortgage loans held for sale	29,333,577	21,863,238
(Increase) decrease in accrued interest receivable and other assets	(392,193)	104,670
Increase in accrued interest payable and other liabilities	454,918	279,250

Net cash provided by operating activities	9,592,461	487,434

Cash flows from investing activities:
Purchase of investment securities available for sale	(2,305,943)	—
Maturities of investment securities available for sale	2,040,000	455,000
Net decrease in loans	846,703	1,276,159
Purchase of premises, equipment and leasehold improvements, net	(48,896)	(19,384)

Net cash provided by investing activities	531,864	1,711,775

Cash flows from financing activities:
Net increase in deposit accounts	1,904,894	9,143,751
Dividends paid	—	(488,943)
Stock options exercised	22,733	171

Net cash provided by financing activities	1,927,627	8,654,979

Net increase in cash and cash equivalents	12,051,952	10,854,188
Cash and cash equivalents at beginning of period	31,041,848	52,063,476

Cash and cash equivalents at end of period	$43,093,800	$62,971,664

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$101,321	$140,262
Income taxes	$50,725	$60,730

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$533,868	$3
Change in unrealized losses on available for sale securities	$(162,893)	$(160,615)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2012 consolidated balance sheet.  All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company.  The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results which may be expected for the entire year.

The preparation of the consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America (GAAP) which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from these estimates and assumptions.  Material estimates that are generally susceptible to significant change relate to the determination of the allowance for loan losses, impaired loans, other real estate owned, asset prepayment rates and other-than-temporary impairment of investment securities.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued.

NOTE 2:  Investment Securities
The Company classifies investments into three categories as follows:  (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis.  All securities were classified as available for sale for the three months ended March 31, 2013 and 2012.  The Company does not have any mortgage-backed securities nor has it ever invested in mortgage-backed securities.

NOTE 3:  Mortgage Loans to be Sold:
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income.  At March 31, 2013 and December 31, 2012, the Company had approximately $10.2 million and $18.5 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered and are included in mortgage banking income in the consolidated statements of income.

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

NOTE 4: Loans and Allowance for Loan Losses:
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

The following is a summary of the non-accrual loans as of March 31, 2013 and December 31, 2012.

March 31, 2013
Loans Receivable on Non-Accrual
Commercial	$3,275
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	3,950,364
Consumer:
Consumer Real Estate	68,231
Consumer - Other	—

Total	$4,021,870

December 31, 2012
Loans Receivable on Non-Accrual
Commercial	$4,085
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	3,921,750
Consumer:
Consumer Real Estate	67,981
Consumer - Other	—

Total	$3,993,816

The following is a schedule of the Bank’s delinquent loans, excluding mortgage loans held for sale, as of March 31, 2013 and December 31, 2012.

March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$802,255	1,127,900	—	1,930,155	53,794,802	55,724,957	—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	1,730,252	1,730,252	—
Commercial Real Estate -Other	2,351	—	3,187,290	3,189,641	102,261,912	105,451,553	—
Consumer:
Consumer- Real Estate	60,651	—	—	60,651	49,180,655	49,241,306	—
Consumer-Other	22,931	27	1,026	23,984	4,020,978	4,044,962	1,026
Total	$888,188	1,127,927	3,188,316	5,204,431	210,988,599	216,193,030	1,026

December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$104,766	—	—	104,766	54,559,520	54,664,286	—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	2,276,532	2,276,532	—
Commercial Real Estate - Other	93,487	336,315	3,074,397	3,504,199	105,071,216	108,575,415	—
Consumer:
Consumer- Real Estate	—	—	—	—	46,703,454	46,703,454	—
Consumer-Other	6,549	—	985	7,534	4,901,403	4,908,937	—
Total	$204,802	336,315	3,075,382	3,616,499	213,512,125	217,128,624	—

As of March 31, 2013 and December 31, 2012, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans For the Three Months Ended March 31, 2013
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investments	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$296,350	$131,749	$—	$146,596	$53,216
Commercial Real Estate	11,281,464	8,056,896	—	8,854,164	2,273,039
Consumer Real Estate	319,536	310,872	—	315,226	65,139
Consumer Other	—	—	—	—	—

Total	$11,897,350	$8,499,517	$—	$9,315,986	$2,391,394

With an allowance recorded:
Commercial	$1,360,535	$1,249,849	$1,249,849	$1,284,226	$183,244
Commercial Real Estate	908,269	825,063	257,904	838,568	220,680
Consumer Real Estate	879,292	879,419	460,997	879,389	137,741
Consumer Other	50,000	49,443	49,443	49,547	6,470

Total	$3,198,096	$3,003,774	$2,018,193	$3,051,730	$548,135
Grand Total	15,095,446	11,503,291	2,018,193	12,367,716	2,939,529

Impaired and Restructured Loans For the Year Ended December 31, 2012
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investments	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$296,350	$140,575	$—	$150,913	$51,151
Commercial Real Estate	8,733,779	5,578,231	—	6,499,933	2,019,907
Consumer Real Estate	319,536	311,543	—	315,763	61,381
Consumer Other	—	—	—	—	—

Total	$9,349,665	$6,030,349	$—	$6,966,609	$2,132,439

With an allowance recorded:
Commercial	$1,360,535	$1,251,462	$1,251,462	$1,287,204	$168,739
Commercial Real Estate	3,355,954	3,287,773	169,243	3,295,385	363,187
Consumer Real Estate	882,750	879,252	528,510	879,391	344,262
Consumer Other	50,000	49,443	49,443	49,570	6,009

Total	$5,649,239	$5,467,930	$1,998,658	$5,511,550	$882,197
Grand Total	14,998,904	11,498,279	1,998,658	12,478,159	3,014,636

The following table illustrates credit risks by category and internally assigned grades at March 31, 2013 and December 31, 2012.

March 31, 2013
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$49,741,368	$1,262,735	$91,724,990	$45,387,978	$3,495,796	$191,612,867
Watch	3,011,491	—	2,236,015	1,660,762	244,756	7,153,024
OAEM	591,687	467,517	2,910,787	950,520	137,976	5,058,487
Sub-Standard	2,380,411	—	8,579,761	1,242,046	166,434	12,368,652
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$55,724,957	$1,730,252	$105,451,553	$49,241,306	$4,044,962	$216,193,030

December 31, 2012
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$47,803,837	$1,806,765	$94,779,321	$41,738,572	$4,197,256	$190,325,751
Watch	4,551,804	—	2,554,099	2,971,631	344,583	10,422,117
OAEM	561,563	469,767	4,957,130	650,412	205,638	6,844,510
Sub-Standard	1,747,082	—	6,284,865	1,342,839	161,460	9,536,246
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$54,664,286	$2,276,532	$108,575,415	$46,703,454	$4,908,937	$217,128,624

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category at March 31, 2013 and December 31, 2012.  The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

March 31, 2013
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,478,450	$584,646	$890,728	$102,953	$376,067	$3,432,844
Charge-offs	(93,953)	—	—	—	—	(93,953)
Recoveries	1,489	3,000	—	573	—	5,062
Provisions	114,069	66,637	(49,317)	(21,196)	(35,193)	75,000
Ending Balance	1,500,055	654,283	841,411	82,330	340,874	3,418,953
Ending Balances:
Individually evaluated for impairment	1,249,849	257,904	460,997	49,443	—	2,018,193
Collectively evaluated for impairment	250,206	396,379	380,414	32,887	340,874	1,400,760
Ending Balances:
Individually evaluated for impairment	1,381.598	8,881,959	1,190,291	49,443	—	11,503,291
Collectively evaluated for impairment	$54,343,359	$98,299,846	$48,051,015	$3,995,519	$—	$204,689,739

December 31, 2012
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,586,510	$420,367	$450,338	$91,402	$558,267	$3,106,884
Charge-offs	(60,042)	(43,734)	(56,487)	(12,025)	—	(172,288)
Recoveries	109,569	13,228	10,000	15,451	—	148,248
Provisions	(157,587)	(194,785)	486,877	8,125	(182,200)	350,000
Ending Balance	1,478,450	584,646	890,728	102,953	376,067	3,432,844
Ending Balances:
Individually evaluated for impairment	1,251,462	169,243	528,510	49,443	—	1,998,658
Collectively evaluated for impairment	226,988	415,403	362,218	53,510	376,067	1,434,186
Ending Balance:
Individually evaluated for impairment	1,392,037	8,866,004	1,190,795	49,443	—	11,498,279
Collectively evaluated for impairment	$53,272,249	$101,985,943	$45,512,659	$4,859,494	$—	$205,630,345

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $1,602,025 and $1,618,278 at March 31, 2013 and December 31, 2012, respectively, and are illustrated in the following table.  At March 31, 2013 and December 31, 2012, all restructured loans were performing as agreed.

Modification
As of March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1		$127,790	$127,790
Commercial Real Estate	3		$1,363,762	$1,363,762
Commercial Real Estate Construction	—	$		$—
Consumer Real Estate –Prime	1		$110,473	$110,473
Consumer Real Estate-Subprime	—		$—	$—
Consumer Other	—		$—	$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—		$—	$—
Commercial Real Estate	—		$—	$—
Commercial Real Estate Construction	—		$—	$—
Consumer Real Estate -Prime	—		$—	$—
Consumer Real Estate-Subprime	—		$—	$—
Consumer Other	—		$—	$—

Modification
As of December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$134,814	$134,814
Commercial Real Estate	3	$1,371,983	$1,371,983
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate –Prime	1	$111,481	$111,481
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—	$—
Commercial Real Estate	—	$—	$—
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate -Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—

There were no additional loans identified as a TDR during the three months ended March 31, 2013.

NOTE 5: Premises, Equipment and Leasehold Improvements and Depreciation:
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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. The Company believes it has no uncertain tax positions as of March 31, 2013.

NOTE 7: Stock Based Compensation
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

The options are not transferable except by will or by the laws of descent and distribution. There were no options granted during the three months ended March 31, 2013 or three months ended March 31, 2012.

On April 14, 1998 the Company adopted the 1998 Omnibus Stock Incentive Plan which expired on April 14, 2008.  Options can no longer be granted under the 1998 Plan.  Options granted before April 14, 2008, shall remain valid in accordance with their terms.  There are currently options to purchase 20,075 shares outstanding under this plan with options to purchase 12,880 shares exercisable.

Under both plans employees become 20% vested after five years and vest 20% each year until fully vested.  The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant.

The following is a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plan for the three months ended March 31, 2013 and the 1998 Omnibus Stock Incentive Plan for the three months ended March 31, 2012.

Three Months Ended March 31, 2013	Options	Weighted Average Exercise Price

Balance at January 1, 2013	174,467	$11.20
Forfeited	(3,600)	12.10
Exercised	(2,662)	8.54
Balance at March 31, 2013	168,205	$11.22

Three months Ended March 31, 2012	Options	Weighted Average Exercise Price

Balance at January 1, 2012	168,266	$11.23
Exercised	(20)	8.54
Balance at March 31, 2012	168,246	$11.23

Options exercisable at March 31, 2013	12,880	$12.61

NOTE 8:  Shareholders' Equity
A regular quarterly cash dividend of $.12 per share was declared on March 28, 2013 for shareholders of record at April 8, 2013, payable April 30, 2013. This dividend was an increase of $.01 per share from the quarterly dividend declared March 22, 2012, for shareholders of record at April 6, 2012, payable April 30, 2012. Income per common share for the three months ended March 31, 2013 and for the three months ended March 31, 2012 was calculated as follows:

	FOR THE THREE MONTHS ENDED MARCH 31, 2013
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$998,805

Basic income available to common shareholders	$998,805	4,446,905	$.22

Effect of dilutive options		—

Diluted income available to common shareholders	$998,805	4,446,905	$.22

	FOR THE THREE MONTHS ENDED MARCH 31, 2012
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$890,726

Basic income available to common shareholders	$890,726	4,444,943	$.20

Effect of dilutive options		—

Diluted income available to common shareholders	$890,726	4,444,943	$.20

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

NOTE 9: Comprehensive Income
The Company applies accounting standards which establish guidance for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  Comprehensive income consists of net income and net unrealized gains or losses on securities and is presented in the consolidated statements of income and comprehensive income.

Comprehensive income totaled $835,912 at March 31, 2013 and $730,111 at March 31, 2012.

NOTE 10: Fair Value Measurements
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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 are as follows:

Balance at March 31, 2013
	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Note	$6,188,438	$—	$—	$6,188,438
Government Sponsored Enterprises	$—	$18,250,090	$—	$18,250,090
Municipal Securities	$—	$33,977,335	$—	$33,977,335
Total	$6,188,438	$52,227,425	$—	$58,415,863

Balance at December 31, 2012
	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Note	$6,213,750	$—	$—	$6,213,750
Government Sponsored Enterprises	$—	$18,344,032	$—	$18,344,032
Municipal Securities	$—	$33,956,434	$—	$33,956,434
Total	$6,213,750	$52,300,466	$—	$58,514,216

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2013 and December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records the impaired loan as nonrecurring Level 3.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of March 31, 2013 and December 31, 2012, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2013 and twelve months ended December 31, 2012.

March 31, 2013
	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$9,485,098	$9,485,098
Mortgage loans held for sale	—	10,193,974	—	10,193,974
Total	$—	$10,193,974	$9,485,098	$19,679,072

December 31, 2012
	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Impaired loans	$—	$—	$9,499,621	$9,499,621
Mortgage loans held for sale	—	18,479,878	—	18,479,878
Total	$—	$18,479,878	$9,499,621	$27,979,499

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs
Nonrecurring measurements:
Impaired Loans	Discounted Appraisals	Collateral Discounts	0-25%

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

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value.  The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans by the Company at March 31, 2013 and December 31, 2012, approximate market.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2013 and December 31, 2012.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

March 31, 2013
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Loans	$216,193,030	$216,465,300	$—	$—	$216,465,300
Financial Instruments- Liabilities
Deposits	$292,978,737	$292,979,502	$—	$292,979,502	$—

December 31, 2012
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Loans	$217,128,624	$217,432,537	$—	$—	$217,432,537
Financial Instruments- Liabilities
Deposits	$291,073,843	$291,094,742	$—	$291,094,742	$—

	March 31, 2013
	Notional Amount	Fair Value
Off Balance Sheet Financial
Instruments:

Commitments to extend credit	$57,583,876	$—
Standby letters of credit	734,712	—

	December 31, 2012
	Notional Amount	Fair Value
Off Balance Sheet Financial
Instruments:

Commitments to extend credit	$51,444,731	$—
Standby letters of credit	749,712	—

NOTE 11: Recently Issued Accounting Pronouncements
The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income.  The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments.  In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations.  Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012.  These amendments did not have a material effect on the Company’s financial statements.

On February 28, 2013, the FASB amended the liabilities topic to address obligations resulting from joint and several liability arrangements.  The guidance addresses recognition of financial commitments arising from joint and several liability arrangements.  Specifically, the amendments require recognition of financial commitments arising from loans, contracts, and legal rulings if the Company can be held liable for the entire claim.  The amendments will be effective for the Company for reporting periods beginning after December 15, 2013.  The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 12: Subsequent Events
Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued.  Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through the date the financial statements were issued and noted one subsequent event requiring accrual or disclosure.

On April 5, 2013, the Bank entered into a rental agreement with Morrison Drive Tenants in Common for approximately 3,550 feet of office space at 1071 Morrison Drive, beginning July 1, 2013.  This rental agreement replaces the rental agreement filed as Exhibit 10.4 with the 2010 10-K. The new rental agreement for the mortgage department is included herein as Exhibit 10.4.  There was no financial statement effect of the subsequent event as of March 31, 2013.

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

These risks are exacerbated by the development over the last four years in national and international financial markets, and Management is unable to predict what effect continued uncertainty in market conditions will have on the Company.  There can be no assurance that the unprecedented developments experienced over the last four years will not materially and adversely affect the Company’s business, financial condition and results of operations

All forward-looking statements in this report are based on information available to the Company as of the date of this report.  Although Management believes that the expectations reflected in the forward-looking statements are reasonable, Management cannot guarantee that these expectations will be achieved.  The Company will undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.  In addition, certain statements in future filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward looking statements.

Overview
Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $328.6 million in assets as of March 31, 2013 and net income of $998,805 for the three months ended March 31, 2013.  The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina.  The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of the Company’s financial condition as of March 31, 2013 as compared to December 31, 2012 and the results of operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  The discussion and analysis identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

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

For three months ended March 31, 2013, the Bank has paid $545,000 to the Company for dividend payments.

CRITICAL ACCOUNTING POLICIES
The Company has adopted various accounting policies that govern the application of principles generally accepted in the United States and with general practices within the banking industry in the preparation of its financial statements.  The Company’s significant accounting policies are described in the footnotes to its unaudited consolidated financial statements as of March 31, 2013 and its notes included in the consolidated financial statements in its 2012 Annual Report on Form 10-K as filed with the SEC.

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

BALANCE SHEET
CASH AND CASH EQUIVALENTS
Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold. In order to improve the Company’s yield on daily liquidity, the Company terminated all of its Federal Funds positions and moved the money to the Federal Reserve as the Company was able to earn .25% - approximately ten basis points more than the Company was making on Federal Funds. Therefore there were no Federal Funds sold at March 31, 2013 or December 31, 2012.  Total Cash and cash equivalents increased 13.35% or $11,953,599 to $101,509,663 at March 31, 2013, from $89,556,064 at December 31, 2012.  This increase was primarily due to the growth of the Company’s core deposits.

Regulations set by the Federal Reserve require the Company to maintain certain average cash reserve balances.  For the year ended December 31, 2012 the average reserve requirement was $700,000.  For the three months ended March 31, 2013 the reserve requirement was satisfied by vault cash resulting in a zero reserve requirement at the Federal Reserve.

LOANS
The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets.  At March 31, 2013, outstanding loans (plus deferred loan fees of $56,124) totaled $216,193,030 which equaled 73.79% of total deposits and 65.78% of total assets.    Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina.

Because lending activities comprise such a significant source of revenue, the Company’s main objective is to adhere to sound lending practices.  The Loan Committee of the Board of Directors meets monthly to evaluate the adequacy of the Allowance for Loan Losses and to review all loans resulting in credit exposure of $10,000 or more.

The breakdown of total loans by type and the respective percentage of total loans are as follows:

	March 31,		December 31,
	2013	2012	2012
Commercial loans	$55,724,957	$53,042,238	$54,664,286
Commercial real estate:
Commercial real estate construction	1,730,252	3,250,384	2,276,532
Commercial real estate other	105,451,553	106,764,460	108,575,415
Consumer:
Consumer real estate	49,241,306	44,980,357	46,703,454
Consumer other	4,044,962	4,403,143	4,908,937
	216,193,030	212,440,582	217,128,624
Allowance for loan losses	(3,418,953)	(3,234,514)	(3,432,844)

Loans, net	$212,774,077	$209,206,068	$213,695,780

Percentage of Loans	March 31,		December 31,
	2013	2012	2012
Commercial loans	25.77%	24.97%	25.18%
Commercial real estate construction	.80%	1.53%	1.05%
Commercial real estate other	48.78%	50.26%	50.00%
Consumer real estate	22.78%	21.17%	21.51%
Consumer other	1.87%	2.07%	2.26%

Total	100.00%	100.00%	100.00%

The Company’s customers indicate that business conditions are improving; however, loan demand continues to remain low.

INVESTMENT SECURITIES AVAILABLE FOR SALE
The Company uses the investment securities portfolio for several purposes.  It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds.  Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio.  The average yield on investments at March 31, 2013 was 2.46% compared to 2.45% at December 31, 2012.  The amortized cost of the investments available for sale at March 31, 2013, March 31, 2012 and December 31, 2012 and percentage of each category to total investments are as follows:

	INVESTMENT PORTFOLIO
	March 31, 2013	March 31, 2012	December 31, 2012
US Treasury Notes	$6,188,438	$6,261,562	$6,213,750
Government-Sponsored Enterprises	18,250,090	18,377,605	18,344,032
Municipal Securities	33,977,335	34,107,436	33,956,434
	$58,415,863	$58,746,603	$58,514,216

US Treasury Notes	10.59%	10.66%	10.62%
Government-Sponsored Enterprises	31.24%	31.28%	31.35%
Municipal Securities	58.17%	58.06%	58.03%
	100.00%	100.00%	100.00%

All investment securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at March 31, 2013 and December 31, 2012.  The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes.  Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

The amortized cost and fair value of investment securities available for sale are summarized as follows as of March 31, 2013 and December 31, 2012:

	MARCH 31, 2013
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,084,091	$104,347	$—	$6,188,438
Government-Sponsored Enterprises	17,753,389	496,701	—	18,250,090
Municipal Securities	31,344,735	2,641,606	9,006	33,977,335

Total	$55,182,215	$3,242,654	$9,006	$58,415,863

	DECEMBER 31, 2012
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,097,750	$116,000	$—	$6,213,750
Government-Sponsored Enterprises	17,822,858	521,174	—	18,344,032
Municipal Securities	31,101,401	2,858,625	3,592	33,956,434

Total	$55,022,009	$3,495,799	$3,592	$58,514,216

The amortized cost and fair value of investment securities available for sale at March 31, 2013, and December 31, 2012, by contractual maturity are as follows:

March 31, 2013
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$1,928,509	$1,941,867
Due in one year to five years	31,699,870	32,791,903
Due in five years to ten years	13,327,268	14,771,812
Due in ten years and over	8,226,568	8,910,281

Total	$55,182,215	$58,415,863

December 31, 2012
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$2,331,067	$2,336,933
Due in one year to five years	32,183,058	33,321,740
Due in five years to ten years	11,407,945	12,718,115
Due in ten years and over	9,099,939	10,137,428

Total	$55,022,009	$58,514,216

The fair value of investment securities available for sale with unrealized losses at March 31, 2013, and December 31, 2012, are as follows:

MARCH 31, 2013
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal Securities	$1,429,942	$9,006	$—	$—	$1,429,942	$9,006

DECEMBER 31, 2012
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal Securities	$1,973,303	$3,592	$—	$—	$1,973,303	$3,592

At March 31, 2013, there were two Municipal Securities with an unrealized loss of $9,006 as compared to one Municipal Security with an unrealized loss of $3,592, at December 31, 2012.  The unrealized losses on investments were caused by interest rate increase.  The contractual terms of these investments did not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company had the ability to hold these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.

DEPOSITS
Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 64.55% of average earning assets for the three months ended March 31, 2013, and 66.07% for the twelve months ended December 31, 2012. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	March 31,		December 31,
	2013	2012	2012
Non-interest bearing demand	$86,883,466	$77,565,884	$83,447,675
Interest bearing demand	76,682,220	61,161,565	77,441,588
Money market accounts	52,807,591	99,169,593	54,450,828
Certificates of deposit $100,000 and over	42,410,373	40,178,883	40,903,886
Other time deposits	15,815,284	17,022,278	15,909,164
Other savings deposits	18,379,803	15,173,063	18,920,702

Total Deposits	$292,978,737	$310,271,266	$291,073,843

Percentage of Deposits	March 31,		December 31,
	2013	2012	2012
Non-interest bearing demand	29.66%	25.00%	28.67%
Interest bearing demand	26.17%	19.71%	26.60%
Money Market accounts	18.02%	31.96%	18.71%
Certificates of deposit $100,000 and over	14.48%	12.95%	14.05%
Other time deposits	5.40%	5.49%	5.47%
Other savings deposits	6.27%	4.89%	6.50%

Total Deposits	100.00%	100.00%	100.00%

Deposits decreased 5.57% from March 31, 2012 to March 31, 2013 and increased .65% from December 31, 2012 to March 31, 2013.

On February 7, 2012, the Company was notified by a large depositor that its funds would be withdrawn by the end of that month.  This depositor was a company that was started in Charleston, SC and was purchased by an out-of-state company in 2007.  The deposits remained with The Bank of South Carolina after the purchase, with the understanding that these deposits would eventually be moved.  At March 31, 2012, the balance of the deposits was $47.6 million, with $1.1 million remaining at March 31, 2013.

SHORT-TERM BORROWINGS
At March 31, 2013 and December 31, 2012, the Company had no outstanding federal funds purchased with the option to borrow up to $19,000,000 on short term lines of credit. In March 2012, the Company established a $6 million REPO Line with Raymond James. There have been no borrowings under this agreement. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window.  The Company established this arrangement as an additional source of liquidity. As of March 31, 2013 and December 31, 2012 the Company could borrow up to $62.7 million and $62.6 million, respectively.  There have been no borrowings under this arrangement.

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012
Net income increased $108,079 or 12.13% to $998,805, or basic and diluted earnings per share of $.22 and $.22, respectively, for the three months ended March 31, 2013, from $890,726, or basic and diluted earnings per share of $.20 and $.20, respectively, for the three months ended March 31, 2012. The increase was primarily due to an increase in mortgage banking income, a decrease in the cost of funds and a decrease in the provision for loan losses. At December 31, 2012, the Company had $18.5 million in mortgage loans to be sold, approximately $10.9 million more than at December 31, 2011.  The majority of these loans closed during the three months ended March 31 2013, resulting in mortgage banking income of $494,012 an increase of $179,140 or 56.89% over the three months ended March 31, 2012.

The cost of funds decreased as a result of lower rates paid on interest bearing deposits coupled with a decrease in interest bearing deposits. Interest bearing deposits decreased $1,530,897 or 0.74% to $206,095,271 for the three months ended March 31, 2013 from $291,073,843 for the three months ended March 31, 2012.  The cost associated with these deposits decreased $30,632 or 23.20% to $101,427 for the three months ended March 31, 2013. On February 7, 2012, the Company was notified by a large depositor that it would begin to withdraw its deposits by the end of that month.  This depositor was a company that was started in Charleston, SC and purchased by an out-of-state company in 2007. The company’s deposits remained at the Bank with the understanding that these deposits would eventually be moved. The balance of the deposits, all of which were interest bearing, at March 31, 2012 was $47.6 million with $1.1 million remaining at March 31, 2013.  Although the Company saw a decrease in interest bearing deposits during the period, the Company’s non-interest bearing accounts increased $9,317,582 or 12.01% to $86,883,466 for the three months ended March 31, 2013 from $77,565,884 for the three months ended March 31, 2012.  The Company had a strong increase in the number of small business accounts due to its business development efforts.

Net Interest Income
Net interest income decreased $34,935 or 1.17% to $2,960,659 for the three months ended March 31, 2013 from $2,995,594 for the three months ended March 31, 2012.  Net interest income is a primary source of revenue.  Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets.  Net interest income is determined by the rates earned on interest earning assets and the rates paid on interest bearing liabilities, the relative amounts of interest earning assets and interest bearing liabilities, and the degree of mismatch and maturity and repricing characteristics of its interest earning assets and interest bearing liabilities. The decrease in net interest income was primarily due to a decrease in interest and fees on loans and a decrease in interest and dividends from investment securities.  The decrease in interest and fees on loans was primarily due to decreased interest margins. Average loans increased $6.0 million or 2.72% to $225,609,423 for the three months ended March 31, 2013, from $219,640,583 for the three months ended March 31, 2012. The yield on average loans decreased 18 basis points from 5.05% for the three months ended March 31, 2012 to 4.87% for the three months ended March 31, 2013.

The Company also experienced a modest decrease of $9,629 and $6,698 on interest and dividends earned on investment securities and other interest income, respectively.  Average investments decreased $1.4 million or 2.38% to $58,252,699 for the three months ended March 31, 2013, from $59,674,803 for the three months ended March 31, 2012.  The yield on the average investments increased 1 basis points from 2.31% at March 31, 2012 to 2.32% at March 31, 2013.  The Company had three securities totaling $1,790,000 mature March 1, 2013 with rates ranging from 2.00% to 4.38%.   Average other interest bearing assets decreased $10,149,338 for the three months ended March 31, 2013 to $32,004,614. With the loss of deposits as discussed above, the Company decreased its funds deposited with the Federal Reserve which resulted in the decrease in the average other interest bearing assets and a decrease in interest earned.

Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio.  The adequacy of the allowance for loan losses (the “allowance”) is reviewed monthly by the Loan Committee and on a quarterly basis by the Board of Directors.  For purposes of this analysis, adequacy is defined as a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented.  The methodology employed for this analysis has had various modifications since 2007 to better reflect the economic environment and to implement regulatory guidance. This allowance is validated on a monthly basis by Credit Personnel (who have no lending authority nor complete the allowance). The revised methodology is based on a Reserve Model that is comprised of the three components listed below:

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
4)	Any loan rated sub-standard, doubtful, or loss
5)	Excessive principal extensions are executed
6)	If the Bank is provided information that indicates the Bank will not collect all principal and interest as scheduled

These loans are measured in accordance with FASB ASC 310-10-35. This applies to both secured and unsecured loans, yet it does not apply to large groups of smaller balance loans that are collectively evaluated.  Impairment is measured by the present value of the future cash flow discounted at the loan’s effective interest rate, or, alternatively the fair value of the collateral if the loan is collateral dependent.  An impaired loan may not represent an expected loss.

A general reserve analysis is performed on all loans, excluding impaired loans, based on FASB ASC 450-20.  This includes a pool of loans that are reviewed for impairment but are not found to be impaired. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group.  The three year historical loss percentage was .27% and .31% at March 31, 2013 and March 31, 2012, respectively.

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

Although significantly under the threshold of 100% of capital (currently approximately $34 million), the Company’s list and number of over-margined real estate loans currently totals approximately $19.1 million or approximately 8.48% of its loan portfolio at March 31, 2013 compared to $16.3 million or approximately 7.39% of the loan portfolio at March 31, 2012.  This increase was primarily due to the reappraisal of a tract of land securing a single large commercial loan.  While over margined, this loan is performing as agreed.

A credit rating matrix is used to rate all extensions of credit and to provide a more specified picture of the risk each loan poses to the quality of the loan portfolio.  There are eight possible ratings used to determine the quality of each loan based on nine different qualifying characteristics: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance, and the borrower’s leverage position. The matrix is designed to meet management’s standards and expectations of loan quality.  Currently, 100% of the Company’s loans are graded.

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

As of March 31, 2013, there were only four Standard Industrial Code groups that comprised more than 2% of the Bank’s total outstanding loans.  The four groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, and legal services.

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

Based on the evaluation described above, the Company recorded a provision for loan loss of $75,000 for the three months ended March 31, 2013 compared to $120,000 for the three months ended March 31, 2012.   At March 31, 2013 the three year average loss ratios were: .161% Commercial, .526% Consumer, .522% 1-4 Residential, .000% Real Estate Construction and .115% Real Estate Mortgage. The three year historical loss ratio used at March 31, 2013 was .27% compared to .31% at March 31, 2012.

During the three months ended March 31, 2013 charge-offs of $93,953 and recoveries of $5,062 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $3,418,953 or 1.58% of total loans at March 31, 2013, compared to charge-offs of $17,382 and recoveries of $25,012 resulting in an allowance for loan losses of $3,234,514 or 1.52% of total loans at March 31, 2012.

The Bank had impaired loans totaling $11,503,291 as of March 31, 2013 compared to $8,517,524 at March 31, 2012. The impaired loans include non-accrual loans with balances at March 31, 2013, and 2012, of $4,021,870 and $2,158,780, respectively.  The Bank had five restructured loans (“TDR”) at March 31, 2013 and four restructured loans at March 31, 2012.  According to GAAP, the Bank is required to account for certain loan modifications or restructuring as a troubled debt restructuring, when appropriate.  In general, the modification or restructuring of a debt is considered a TDR if the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.  At March 31, 2013 the five restructured loans had an aggregate balance of $1,602,025 compared to the four restructured loans with an aggregate balance of $2,514,709 at March 31, 2012. Included in the impaired loans at March 31, 2013, is one credit totaling $2,623,556 which is entirely secured by a first mortgage, improving the Bank’s existing second real estate mortgage secured position and including the existing unsecured debt.  Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest.  The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate.  If non-accrual loans decrease their past due status to less than 30 days for a period of 6 to 9 months, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest at March 31, 2013 or March 31, 2012.

Net charge-offs for the year ended March 31, 2013, were $88,891 as compared to net recoveries of $7,630 for the three months ended March 31, 2012.  Although uncertainty in the economic outlook still exists, management believes loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The following table represents the net charge-offs by loan type.

Net charge-offs
	March 31, 2013	March 31, 2012
Commercial Loans	$(92,464)	$(5,772)
Commercial Real Estate	3,000	3,632
Consumer real estate	—	10,000
Consumer other	573	(230)
Total	$(88,891)	$7,630

The Company had $340,874, in unallocated reserves at March 31, 2013 related to other inherent risk in the portfolio compared to unallocated reserves of $242,970 at March 31, 2012. Management believes this amount is appropriate and properly supported through the environmental factors of its allowance for loan losses. Management believes the allowance for loan losses at March 31, 2013, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment.  Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid.  Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required.  No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

The following table presents a breakdown of the allowance for loan losses as of March 31, 2013 and 2012, respectively.

	March 31, 2013		March 31, 2012
	Allowance by loan type	Percentage of loans to total loans	Allowance by loan type	Percentage of loans to total loans
Commercial Loans	$1,337,967	26%	$1,575,347	25%
Commercial Real Estate	368,395	49%	303,213	52%
Consumer real estate	693,705	23%	564,338	21%
Consumer other	70,473	2%	85,887	2%
Unallocated	948,413	0%	705,729	0%
Total	$3,418,953	100%	$3,234,514	100%

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.   No provision was recorded during the three months ended March 31, 2013 or the three months ended March 31, 2012, resulting in no change to the balance of $20,825.

Non-interest Income
Non-interest income for the three months ended March 31, 2013, increased $178,371 or 32.25% to $731,419 from $553,048 for the three months ended March 31, 2012.  This increase is primarily due to an increase in mortgage banking income of $179,140 or 56.89% to $494,012 for the three months ended March 31, 2013 as compared to $314,872 for the three months ended March 31, 2012. As discussed earlier, the balance of mortgage loans to be sold at December 31, 2012 was $18.5 million compared to $8.5 million at December 31, 2011.  The majority of these loans were sold in the first three months of 2013 and 2012, respectively.  Mortgage loan originations for the three months ended March 31, 2013 decreased $1.7 million to $21.0 million from $22.7 million for the three months ended March 31, 2012.

Non-interest Expense
Non-interest expense increased $12,968 or .60% to $2,166,756 for the three months ended March 31, 2013, from $2,153,788 for the three months ended March 31, 2012. This increase was primarily due to increases in salaries and employee benefits offset by a decrease in other operating expenses.  Wages increased $30,652 or 3.17% from $966,738 for the three months ended March 31, 2012 to $997,390 for the three months ended March 31, 2013, as a result of annual merit increases and the addition of a mortgage loan originator and a risk management officer. The cost of providing insurance for employees also increased $21,494 from $97,587 for the three months ended March 31, 2012 to $119,081 for the three months ended March 31, 2013.  Data processing fees decreased $33,770 or 22.61% for the three months ended March 31, 2013.  This decrease was primarily a result of price negotiations. The expense for courier service also decreased $25,093 as the result of offering remote deposit capture to business customers which reduced the need for customer deposit pick-up. The other changes in non-interest expense reflect normal fluctuations between two periods.

Income Tax Expense
For the three months ended March 31, 2013, the Company’s effective tax rate was 31.13% compared to 30.13% during the three months ended March 31, 2012.

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

The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below.  The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet.  The balance of the reserve was $20,825 at March 31, 2013 and 2012. The Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $57,583,876 and $48,934,039 at March 31, 2013 and 2012, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2013 was $734,712 and $875,679 at March 31, 2012.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The Company has forward sales commitments, totaling $10.2 million at March 31, 2013, to sell loans held for sale of $10.2 million. The fair value of these commitments was not significant at March 31, 2013.  The Company has no embedded derivative instruments requiring separate accounting treatment.

Once the Company sells certain fixed rate residential loans, the loans are no longer reportable on the Company’s balance sheet. With most of these sales, the Company has an obligation to repurchase the loan in the event of a default as defined in the loan documents. This recourse period ranges from three to six months with unlimited recourse against the bank as a result of fraud by the borrower.  The unpaid principal balance of loans sold with recourse was $57.8 million at March 31, 2013 and $26.1 million at March 31, 2012.  For the three months ended March 31, 2013 and March 31, 2012 there were no loans repurchased and no loans likely to be repurchased.

Liquidity
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale.  The Company’s primary liquid assets accounted for 33.99% and 37.86% of total assets at March 31, 2013 and 2012, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers.  Investment securities are an important tool in the Company's liquidity management.  Securities classified as available for sale, which are not pledged,  may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At March 31, 2013, the Bank had unused short-term lines of credit totaling approximately $19,000,000 (which are withdrawable at the lender's option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale.  In March 2012, the Company established a $6 million REPO Line with Raymond James. There have been no borrowings under this agreement. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve.  This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window.  As of March 31, 2013 the Company could borrow up to $62.6 million.   There have been no borrowings under this arrangement.

The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000 and other large deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At March 31, 2013 and 2012, the Bank's liquidity ratio was 23.97% and 26.94%, respectively.

Capital Resources
The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders' equity at March 31, 2013 of $34,273,686.  The rate of asset growth since the Bank's inception has not negatively impacted this capital base. The current risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk.  The current guidelines established require a minimum risk-based capital ratio of 8% for bank holding companies and banks.  The risk based capital ratio at March 31, 2013, for the Bank is 13.65% and at March 31, 2012 was 13.74%.  The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

On June 23, 2011 the Board of Directors voted to file a shelf registration (Form S-3) with the SEC (Securities and Exchange Commission).  This shelf registration statement on Form S-3 provides for the offer and sale from time to time over a three year period, in one or more public offerings, up to $10 million in common stock or debt securities. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of the offering. The registration statement was filed with the SEC on June 23, 2011. The filing of the shelf registration does not require the Company to issue securities. Although the Company has no current commitments to sell additional stock or securities, the shelf registration could provide the Company with a source of additional capital for acquisitions, capital expenditures, repayment of indebtedness the Company may incur in the future, working capital and other general corporate purposes.

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

Current quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets.  Management believes, as of March 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

At March 31, 2013 and 2012, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations. On June 7, 2012, the Federal Reserve, the OCC, and the FDIC issued a joint notice of proposed rulemaking that would implement sections of the Dodd-Frank Act that encompass certain aspects of Basel III with respect to capital and liquidity. On November 9, 2012, following a public comment period, the US federal banking agencies announced that the originally proposed January 1, 2013 effective date for the proposed rules was being delayed so that the agencies could consider operations and transitional issues identified in the large volume of public comments received. The proposed rules, if adopted, would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The ultimate impact of the US implementation of the new capital and liquidity standards on the Company is currently being reviewed and is dependent on the terms of the final regulations, which may differ from the proposed regulations. At this point, the Company cannot determine the ultimate effect that any final regulations, if enacted, would have on its earnings or financial position. Important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

Preparing for the implementation of the new capital rules is a top strategic priority, and management expects to comply with the final rules when issued and effective.  In the meantime, management intends to continue to build capital through retained earnings.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”), including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of March 31, 2013.  Based on that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective.  During the period ending March 31, 2013, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

The Company established a Disclosure Committee on December 20, 2002. The committee is made up of the President/Chief Executive Officer, Chief Financial Officer/Executive Vice President, Executive Vice President (Credit and Loan Administration), Chairman of the Board, Senior Vice President (Audit Compliance), Vice President (Accounting), Vice President (Credit Department), Senior Vice President (Operations and Technology) and Assistant Vice President/Risk Manager. This Committee meets quarterly to review the 10Q and/or the 10K, to assure that the financial statements, Securities and Exchange Commission filings, and all public releases are free of any material misstatements and correctly reflect the financial position, results of operations and cash flows of the Company.  This Committee also assures that the Company is in compliance with the Sarbanes-Oxley Act.

The Disclosure Committee establishes a calendar each year to assure that all filings are reviewed and filed in a proper manner.  The calendar includes the dates of the Disclosure Committee meetings, the dates that the 10Q and/or the 10K are sent to its independent accountants and to its independent counsel for review as well as the date for the Audit Committee of the Board of Directors to review the reports.

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

On April 8, 2013 the Company was served with a civil complaint for breach of contract.  The Company’s legal counsel is in the process of responding to the suit.  At this time the Company believes there will be no loss in the case.

In the Opinion of Management, there are no other legal proceedings pending other than routine litigation incidental to its business involving amounts which are not material to the financial condition of the Company or the Bank.

Item 1A. Risk Factors
Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4. Removed and Reserved

Item 5.  Other Information
None.

Item 6.  Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.

2.	Exhibits
	2.0	Plan of Reorganization (Filed with 1995 10-KSB)
	3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
	3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
	3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2012)
	4.0	2012 Proxy Statement (Filed with 2012 10-K)
	10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
	10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
	10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
	10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
	10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed With 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Incorporated Herein)
	10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
2010 Omnibus Stock Incentive Plan (Filed with 2010 Proxy Statement)
	10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2012 Proxy Statement)
	10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
	14.0	Code of Ethics (Filed with 2004 10-KSB)
	21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant's only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

May 13, 2013
	BY:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	BY:	/s/ Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer/
Executive Vice President