Form 10-Q
period 2013-06-30
BANK OF SOUTH CAROLINA CORP
filed 2013-08-13
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2013

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

(Registrant's telephone number)

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

Yes ☐   No ☒

As of August 13, 2013 there were 4,453,528 Common Shares outstanding.

BANK OF SOUTH CAROLINA CORPORATION

AND SUBSIDIARY

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

Assets:	(Unaudited)	(Audited)
	June 30, 2013	December 31, 2012

Cash and due from banks	$6,496,553	$5,137,888
Interest bearing deposits in other banks	36,651,317	25,903,960
Investment securities available for sale	71,932,964	58,514,216
Mortgage loans to be sold	10,249,167	18,479,878
Loans	214,338,102	217,128,624
Less: Allowance for loan losses	(3,359,915)	(3,432,844)
Net loans	210,978,187	213,695,780
Premises and equipment, net	2,480,930	2,486,792
Accrued interest receivable	1,180,544	1,124,613
Other assets	532,716	67,519
Total assets	$340,502,378	$325,410,646

Liabilities and Shareholders' Equity:
Liabilities
Deposits:
Non-interest bearing demand	86,445,804	83,447,675
Interest bearing demand	84,876,741	77,441,588
Money market accounts	53,911,655	54,450,828
Certificates of deposit $100,000 and over	45,171,414	40,903,886
Other time deposits	15,499,830	15,909,164
Other savings deposits	19,082,903	18,920,702
Total deposits	304,988,347	291,073,843

Accrued interest payable and other liabilities	1,087,507	406,361
Total liabilities	306,075,854	291,480,204

Common Stock - No par value; 12,000,000 shares authorized; Shares issued 4,672,979 at June 30, 2013 and 4,665,690 at December 31, 2012; Shares outstanding 4,453,528 at June 30, 2013 and 4,446,239 shares at December 31, 2012	—	—
Additional paid in capital	28,574,151	28,474,951
Retained earnings	6,132,426	5,157,839
Treasury stock	(1,902,439)	(1,902,439)
Accumulated other comprehensive income, net of income taxes	1,622,386	2,200,091

Total shareholders' equity	34,426,524	33,930,442

Total liabilities and shareholders' equity	$340,502,378	$325,410,646

 See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2013	2012
Interest and fee income
Interest and fees on loans	$2,885,100	$2,727,358
Interest and dividends on investment securities	345,581	334,138
Other interest income	24,567	20,268
Total interest and fee income	3,255,248	3,081,764

Interest expense
Interest on deposits	104,169	112,400
Total interest expense	104,169	112,400

Net interest income	3,151,079	2,969,364
Provision for loan losses	95,000	80,000
Net interest income after provision for loan losses	3,056,079	2,889,364

Other income
Service charges, fees and commissions	234,536	232,381
Mortgage banking income	382,426	311,429
Other non-interest income	7,196	18,934
Total other income	624,158	562,744

Other expense
Salaries and employee benefits	1,285,942	1,251,695
Net occupancy expense	340,873	336,584
Other operating expenses	534,863	616,279
Total other expense	2,161,678	2,204,558

Income before income tax expense	1,518,559	1,247,550
Income tax expense	474,485	357,283
Net income	$1,044,074	$890,267

Basic earnings per share	$0.23	$0.20
Diluted earnings per share	$0.23	$0.20

Weighted average shares outstanding
Basic	4,451,333	4,445,520
Diluted	4,451,333	4,445,520

Cash Dividend Per Share	$0.12	$0.11

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
Interest and fee income
Interest and fees on loans	$5,593,847	$5,485,345
Interest and dividends on investment securities	678,874	677,060
Other interest income	44,613	47,012
Total interest and fee income	6,317,334	6,209,417

Interest expense
Interest on deposits	205,595	244,459
Total interest expense	205,595	244,459

Net interest income	6,111,739	5,964,958
Provision for loan losses	170,000	200,000
Net interest income after provision for loan losses	5,941,739	5,764,958

Other income
Service charges, fees and commissions	466,838	463,930
Mortgage banking income	876,438	626,301
Other non-interest income	12,301	25,561
Total other income	1,355,577	1,115,792

Other expense
Salaries and employee benefits	2,568,026	2,478,077
Net occupancy expense	668,411	670,283
Other operating expenses	1,091,998	1,209,986
Total other expense	4,328,435	4,358,346

Income before income tax expense	2,968,881	2,522,404
Income tax expense	926,002	741,411
Net income	$2,042,879	$1,780,993

Basic earnings per share	$0.46	$0.40
Diluted earnings per share	$0.46	$0.40

Weighted average shares outstanding
Basic	4,449,131	4,445,232
Diluted	4,449,131	4,445,232

Cash Dividend Per Share	$0.24	$0.22

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2013	2012
Net income	$1,044,074	$890,267
Other comprehensive (loss) gain, (net of tax: $243,620 and $246,588, respectively)
Unrealized (loss) gain on securities	(414,812)	419,866
Other comprehensive (loss) gain, net of tax	(414,812)	419,866
Total Comprehensive income	$629,262	$1,310,133

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2013	2012
Net income	$2,042,879	$1,780,993
Other comprehensive (loss) gain, (net of tax: $339,286 and $152,260, respectively)
Unrealized (loss) gain on securities	(577,705)	259,251
Other comprehensive (loss) gain, net of tax	(577,705)	259,251
Total Comprehensive income	$1,465,174	$2,040,244

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL

December 31, 2011	$28,390,929	$3,491,678	$(1,902,439)	$2,013,701	$31,993,869
Net income	—	1,780,993	—	—	1,780,993
Other comprehensive income due to unrealized gain on investment securities	—	—	—	259,251	259,251
Exercise of stock options	11,094	—	—	—	11,094
Stock-based compensation expense	35,886	—	—	—	35,886
Cash dividends ($0.22 per common share)	—	(978,033)	—	—	(978,033)
June 30, 2012	28,437,909	4,294,638	(1,902,439)	2,272,952	33,103,060

December 31, 2012	28,474,951	5,157,839	(1,902,439)	2,200,091	33,930,442
Net income	—	2,042,879	—	—	2,042,879
Other comprehensive loss due to unrealized loss on investment securities	—	—	—	(577,705)	(577,705)
Exercise of stock options	62,248	—	—	—	62,248
Stock-based compensation expense	36,952	—	—	—	36,952
Cash dividends ($0.24 per common share)	—	(1,068,292)	—	—	(1,068,292)
June 30, 2013	$28,574,151	$6,132,426	$(1,902,439)	$1,622,386	$34,426,524

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$2,042,879	$1,780,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	93,729	108,072
Provision for loan losses	170,000	200,000
Stock-based compensation expense	36,952	35,886
Net amortization of unearned discounts and premiums on investments	214,496	189,027
Origination of mortgage loans held for sale	(49,460,592)	(43,840,121)
Proceeds from sale of mortgage loans held for sale	57,691,303	44,910,307
Increase in accrued interest receivable and other assets	(181,841)	(6,189)
Increase (decrease) in accrued interest payable and other liabilities	146,723	(138,023)

Net cash provided by operating activities	10,753,649	3,239,952

Cash flows from investing activities:
Purchase of investment securities available for sale	(16,715,236)	—
Maturities of investment securities available for sale	2,165,000	3,590,000
Net decrease in loans	2,547,593	2,993,611
Loss on disposal of fixed assets	—	1,628
Purchase of premises, equipment and leasehold improvements, net	(87,867)	(36,553)

Net cash (used) provided by investing activities	(12,090,510)	6,548,686

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	13,914,504	(23,697,419)
Dividends paid	(533,869)	(977,890)
Stock options exercised	62,248	11,094

Net cash provided (used) by financing activities	13,442,883	(24,664,215)

Net increase (decrease) in cash and cash equivalents	12,106,022	(14,875,577)
Cash and cash equivalents at beginning of period	31,041,848	52,063,476

Cash and cash equivalents at end of period	$43,147,870	$37,187,899

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$198,066	$286,417
Income taxes	$494,725	$566,730

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$534,423	$143
Change in unrealized (losses) gains on available for sale securities	$(577,705)	$259,251

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2013

NOTE 1: Basis of Presentation

The Bank of South Carolina (the "Bank") was organized on October 22, 1986 and opened for business as a state-chartered financial institution on February 26, 1987, in Charleston, South Carolina. The Bank was reorganized into a wholly-owned subsidiary of Bank of South Carolina Corporation (the "Company"), effective April 17, 1995. At the time of the reorganization, each outstanding share of the Bank was exchanged for two shares of Bank of South Carolina Corporation Stock. The Company operates as a commercial bank from its four banking houses located at: 256 Meeting Street, Charleston, SC, 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC and 2027 Sam Rittenberg Boulevard, Charleston, SC.

The consolidated financial statements in this report are unaudited, except for the December 31, 2012 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 2: Investment Securities

The Company classifies investments into three categories as follows: (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for the three and six months ended June 30, 2013 and 2012. The Company does not have any mortgage-backed securities nor has it ever invested in mortgage-backed securities.

NOTE 3: Mortgage Loans to be Sold

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. At June 30, 2013 and December 31, 2012, the Company had approximately $10.2 million and $18.5 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered and are included in mortgage banking income in the consolidated statements of income.

The Company originates fixed and variable rate residential mortgage loans on a servicing released basis in the secondary market. Loans closed but not yet settled with an investor are carried in the Company's loans held for sale portfolio.

These loans are fixed and variable rate residential mortgage loans that have been originated in the Company's name and have closed. Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company's customers. Therefore, these loans present very little market risk for the Company. The Company usually delivers to, and receives funding from, the investor within 30 to 60 days. Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a "best efforts" basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination.

NOTE 4: Loans and Allowance for Loan Losses

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

The Company accounts for nonrefundable fees and costs associated with originating or acquiring loans by requiring that loan origination fees be recognized over the life of the related loan as an adjustment on the loan's yield. Certain direct loan origination costs shall be recognized over the life of the related loan as a reduction of the loan's yield.

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

A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting, provided they are performing in accordance with their restructured terms.

Management believes that the allowance is adequate to absorb inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events which management believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

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

The following is a summary of the non-accrual loans as of June 30, 2013 and December 31, 2012.

June 30, 2013
Loans Receivable on Non-Accrual
Commercial	$1,989
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	1,503,109
Consumer:
Consumer Real Estate	95,211
Consumer - Other	—
Total	$1,600,309

December 31, 2012
Loans Receivable on Non-Accrual
Commercial	$4,085
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	3,921,750
Consumer:
Consumer Real Estate	67,981
Consumer - Other	—
Total	$3,993,816

The following is a schedule of the Bank's delinquent loans, excluding mortgage loans held for sale, as of June 30, 2013 and December 31, 2012.

June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$1,472,749	—	—	1,472,749	51,461,244	52,933,993	—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	1,725,535	1,725,535	—
Commercial Real Estate -Other	687,700	—	744,455	1,432,155	101,082,029	102,514,184	—
Consumer:
Consumer- Real Estate	85,003	150,000	—	235,003	52,635,362	52,870,365	—
Consumer-Other	27,392	2,511	1,616	31,519	4,262,506	4,294,025	—
Total	$2,272,844	152,511	746,071	3,171,426	211,166,676	214,338,102	—

December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$104,766	—	—	104,766	54,559,520	54,664,286	—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	2,276,532	2,276,532	—
Commercial Real Estate -Other	93,487	336,315	3,074,397	3,504,199	105,071,216	108,575,415	—
Consumer:
Consumer- Real Estate	—	—	—	—	46,703,454	46,703,454	—
Consumer-Other	6,549	—	985	7,534	4,901,403	4,908,937	—
Total	$204,802	336,315	3,075,382	3,616,499	213,512,125	217,128,624	—

As of June 30, 2013 and December 31, 2012, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans As of June 30, 2013
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investments	Related Allowance
Commercial	$443,525	$443,525	$—
Commercial Real Estate	3,077,366	3,077,366	—
Consumer Real Estate	334,688	334,688	—
Consumer Other	2,001	2,001	—

Total	$3,857,580	$3,857,580	$—

With an allowance recorded:
Commercial	$1,221,009	$1,221,009	$1,221,009
Commercial Real Estate	725,848	725,848	267,836
Consumer Real Estate	872,532	872,532	454,111
Consumer Other	47,238	47,238	47,238

Total	$2,866,627	$2,866,627	$1,990,194
Grand Total	$6,724,207	$6,724,207	$1,990,194

Impaired and Restructured Loans As of December 31, 2012
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investments	Related Allowance
Commercial	$140,575	$140,575	$—
Commercial Real Estate	5,578,231	5,578,231	—
Consumer Real Estate	311,543	311,543	—
Consumer Other	—	—	—

Total	$6,030,349	$6,030,349	$—

With an allowance recorded:
Commercial	$1,251,462	$1,251,462	$1,251,462
Commercial Real Estate	3,287,773	3,287,773	169,243
Consumer Real Estate	879,252	879,252	528,510
Consumer Other	49,443	49,443	49,443

Total	$5,467,930	$5,467,930	$1,998,658
Grand Total	$11,498,279	$11,498,279	$1,998,658

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2013 and 2012, respectively.

Impaired and Restructured Loans For the Three Months Ended
	June 30, 2013		June 30, 2012
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$458,260	$3,307	$14,190	$1,575
Commercial Real Estate	3,820,467	35,421	8,748,383	1,503,410
Consumer Real Estate	339,948	7,418	317,031	29,316
Consumer Other	2,001	1,713	—	—

Total	$4,620,676	$47,859	$9,079,604	$1,534,301

With an allowance recorded:
Commercial	$1,282,037	$15,153	$1,295,565	$29,849
Commercial Real Estate	744,505	8,918	277,873	72,156
Consumer Real Estate	877,942	10,517	819,425	268,044
Consumer Other	49,425	604	49,637	3,902

Total	$2,953,909	$35,192	$2,442,500	$373,951
Grand Total	$7,574,585	$83,051	$11,522,104	$1,908,252

Impaired and Restructured Loans For the Six Months Ended
	June 30, 2013		June 30, 2012
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$456,225	$22,077	$14,044	$3,769
Commercial Real Estate	3,751,096	1,326,406	8,747,715	1,738,669
Consumer Real Estate	339,691	72,557	316,787	56,446
Consumer Other	2,001	1,713	—	—

Total	$4,549,013	$1,422,753	$9,078,546	$1,798,884

With an allowance recorded:
Commercial	$1,279,849	$198,396	$1,294,481	$140,833
Commercial Real Estate	743,928	203,804	277,250	90,249
Consumer Real Estate	876,495	148,258	819,423	317,948
Consumer Other	49,303	7,073	49,610	4,815

Total	$2,949,575	$557,531	$2,440,764	$553,845
Grand Total	$7,498,588	$1,980,284	$11,519,310	$2,352,729

The following table illustrates credit risks by category and internally assigned grades at June 30, 2013 and December 31, 2012.

June 30, 2013
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$47,244,984	$1,260,268	$93,176,907	$49,339,670	$3,826,577	$194,848,406
Watch	2,622,076	—	1,755,207	1,613,067	201,223	6,191,573
OAEM	895,785	465,267	3,198,873	574,235	116,505	5,250,665
Sub-Standard	2,171,148	—	4,383,197	1,343,393	149,720	8,047,458
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$52,933,993	$1,725,535	$102,514,184	$52,870,365	$4,294,025	$214,338,102

December 31, 2012
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$47,803,837	$1,806,765	$94,779,321	$41,738,572	$4,197,256	$190,325,751
Watch	4,551,804	—	2,554,099	2,971,631	344,583	10,422,117
OAEM	561,563	469,767	4,957,130	650,412	205,638	6,844,510
Sub-Standard	1,747,082	—	6,284,865	1,342,839	161,460	9,536,246
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$54,664,286	$2,276,532	$108,575,415	$46,703,454	$4,908,937	$217,128,624

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category for the three and six months ended June 30, 2013 and 2012, respectively, and December 31, 2012. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors in Management's Discussion and Analysis.

For the Three Months Ended June 30, 2013
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,500,055	$654,283	$841,411	$82,330	$340,874	$3,418,953
Charge-offs	(141,063)	—	—	(17,831)	—	(158,894)
Recoveries	1,445	3,000	—	411	—	4,856
Provisions	103,204	42,478	4,921	21,811	(77,414)	95,000
Ending Balance	$1,463,641	$699,761	$846,332	$86,721	$263,460	$3,359,915

As of and for the Six Months Ended June 30, 2013
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,478,450	$584,646	$890,728	$102,953	$376,067	$3,432,844
Charge-offs	(235,016)	—	—	(17,831)	—	(252,847)
Recoveries	2,934	6,000	—	984	—	9,918
Provisions	217,273	109,115	(44,396)	615	(112,607)	170,000
Ending Balance	1,463,641	699,761	846,332	86,721	263,460	3,359,915
Ending Balances:
Individually evaluated for impairment	1,221,009	267,836	454,111	47,238	—	1,990,194
Collectively evaluated for impairment	242,632	431,925	392,221	39,483	263,460	1,369,721
Ending Balances:
Individually evaluated for impairment	1,664,534	3,803,214	1,207,220	49,239	—	6,724,207
Collectively evaluated for impairment	$51,269,459	$100,436,505	$51,663,145	$4,244,786	$—	$207,613,895

For the Three Months Ended June 30, 2012
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,693,265	$525,030	$677,329	$95,920	$242,970	$3,234,514
Charge-offs	—	(43,734)	(26,488)	—	—	(70,222)
Recoveries	93,588	3,597	—	102	—	97,287
Provisions	(235,296)	23,510	20,496	(4,127)	275,417	80,000
Ending Balance	$1,551,557	$508,403	$671,337	$91,895	$518,387	$3,341,579

For the Six Months Ended June 30, 2012
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,586,510	$420,367	$450,338	$91,402	$558,267	$3,106,884
Charge-offs	(17,152)	(43,734)	(26,488)	(230)	—	(87,604)
Recoveries	104,968	7,229	10,000	102	—	122,299
Provisions	(122,769)	124,541	237,487	621	(39,880)	200,000
Ending Balance	1,551,557	508,403	671,337	91,895	518,387	3,341,579

For the Year Ended December 31, 2012
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,586,510	$420,367	$450,338	$91,402	$558,267	$3,106,884
Charge-offs	(60,042)	(43,734)	(56,487)	(12,025)	—	(172,288)
Recoveries	109,569	13,228	10,000	15,451	—	148,248
Provisions	(157,587)	194,785	486,877	8,125	(182,200)	350,000
Ending Balance	1,478,450	584,646	890,728	102,953	376,067	3,432,844
Ending Balances:
Individually evaluated for impairment	1,251,462	169,243	528,510	49,443	—	1,998,658
Collectively evaluated for impairment	226,988	415,403	362,218	53,510	376,067	1,434,186
Ending Balance:
Individually evaluated for impairment	1,392,037	8,866,004	1,190,795	49,443	—	11,498,279
Collectively evaluated for impairment	$53,272,249	$101,985,943	$45,512,659	$4,859,494	$—	$205,630,345

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $1,589,622 and $1,618,278 at June 30, 2013 and December 31, 2012, respectively, and are illustrated in the following table. At June 30, 2013 and December 31, 2012, all restructured loans were performing as agreed.

Modification
As of June 30, 2013
	Number of Contracts	Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$120,703
Commercial Real Estate	3	$1,359,610
Commercial Real Estate Construction	—	$—
Consumer Real Estate –Prime	1	$109,309
Consumer Real Estate-Subprime	—	$—
Consumer Other	—	$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—
Commercial Real Estate	—	$—
Commercial Real Estate Construction	—	$—
Consumer Real Estate -Prime	—	$—
Consumer Real Estate-Subprime	—	$—
Consumer Other	—	$—

Modification
As of December 31, 2012
	Number of Contracts	Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$134,814
Commercial Real Estate	3	$1,371,983
Commercial Real Estate Construction	—	$—
Consumer Real Estate –Prime	1	$111,481
Consumer Real Estate-Subprime	—	$—
Consumer Other	—	$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—
Commercial Real Estate	—	$—
Commercial Real Estate Construction	—	$—
Consumer Real Estate -Prime	—	$—
Consumer Real Estate-Subprime	—	$—
Consumer Other	—	$—

There were no additional loans identified as a TDR during the six months ended June 30, 2013.

NOTE 5: Premises, Equipment and Leasehold Improvements and Depreciation

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. The Company believes it has no uncertain tax positions as of June 30, 2013.

NOTE 7: Stock Based Compensation

The shareholders of the Company voted at the Company's Annual Meeting, April 13, 2010 to approve the 2010 Omnibus Stock Incentive Plan, including 330,000 shares (adjusted for a 10% stock dividend declared on August 26, 2010) reserved under the plan (copy of the plan was filed with 2010 Proxy Statement). This plan is intended to assist the Company in recruiting and retaining employees with ability and initiative by enabling employees to participate in its future success and to associate their interest with those of the Company and its shareholders. Under the Omnibus Stock Incentive Plan, options are periodically granted to employees at an exercise price not less than 100% of the fair market value of the shares at the date of the grant. All employees are eligible to participate in this plan if the Executive Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to the profits or growth of the Company or its subsidiary. Options may be exercised in whole at any time or in part from time to time at such times and in compliance with such requirements as the Executive Committee shall determine. The maximum period in which an option may be exercised is determined at the date of grant and shall not exceed 10 years from the date of grant. The options are not transferable except by will or by the laws of descent and distribution.

On June 27, 2013, the Executive Committee granted options to purchase an aggregate of 5,000 shares to five employees. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 3.98%, historical volatility 36.34%, risk free interest rate of 2.49%, and an expected life of ten years.

On June 28, 2012, the Executive Committee granted options to purchase an aggregate of 9,000 shares to five employees. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 3.97%, historical volatility 33.94%, risk free interest rate of 1.60%, and an expected life of ten years.

On April 14, 1998 the Company adopted the 1998 Omnibus Stock Incentive Plan which expired on April 14, 2008. Options can no longer be granted under the 1998 Plan. Options granted before April 14, 2008, shall remain valid in accordance with their terms. There are currently options to purchase 28,325 shares outstanding under this plan with options to purchase 13,915 shares exercisable.

Under both plans employees become 20% vested after five years and vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant.

The following is a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plan for the three and six months ended June 30, 2013 and the three and six months ended June 30, 2012.

Three Months Ended June 30, 2013	Options	Weighted Average Exercise Price

Balance at April 1, 2013	168,208	$11.22
Granted	5,000	12.84
Forfeited	(2,500)	10.77
Exercised	(4,630)	8.54
Balance at June 30, 2013	166,075	$11.35

Six Months Ended June 30, 2013	Options	Weighted Average Exercise Price

Balance at January 1, 2013	174,467	$11.20
Granted	5,000	12.84
Forfeited	(6,100)	11.55
Exercised	(7,292)	8.54
Balance at June 30, 2013	166,075	$11.35

Three months Ended June 30, 2012	Options	Weighted Average Exercise Price

Balance at April 1, 2012	167,746	$11.23
Granted	9,000	11.11
Exercised	(1,279)	8.54
Balance at June 30, 2012	175,467	$11.25

Six months Ended June 30, 2012	Options	Weighted Average Exercise Price

Balance at January 1, 2012	168,266	$11.23
Granted	9,000	11.11
Forfeited	(500)	10.77
Exercised	(1,299)	8.54
Balance at June 30, 2012	175,467	$11.25

Options exercisable at June 30, 2013	13,915	$14.79

NOTE 8: Shareholders' Equity

Regular quarterly cash dividends of $.12 per share were declared on March 28, 2013 and June 27, 2013 for shareholders of record on April 8, 2013, and July 8, 2013, respectively. The cash dividends were payable on April 30, 2013 and July 31, 2013. The dividends were an increase of $.01 per share from the quarterly dividends declared on March 22, 2012, and June 28, 2012, for shareholders of record on April 6, 2012, and July 13, 2012, respectively. The cash dividends were payable on April 30, 2012 and July 31, 2012. Income per common share for the three and six months ended June 30, 2013 and for the three and six months ended June 30, 2012 was calculated as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2013
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$1,044,074

Basic income available to common shareholders	$1,044,074	4,451,333	$.23

Effect of dilutive options		—

Diluted income available to common shareholders	$1,044,074	4,451,333	$.23

	FOR THE SIX MONTHS ENDED JUNE 30, 2013
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$2,042,879

Basic income available to common shareholders	$2,042,879	4,449,131	$.46

Effect of dilutive options		—

Diluted income available to common shareholders	$2,042,879	4,449,131	$.46

	FOR THE THREE MONTHS ENDED JUNE 30, 2012
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$890,267

Basic income available to common shareholders	$890,267	4,445,520	$.20

Effect of dilutive options		—

Diluted income available to common shareholders	$890,267	4,445,520	$.20

	FOR THE SIX MONTHS ENDED JUNE 30, 2012
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$1,780,993

Basic income available to common shareholders	$1,780,993	4,445,232	$.40

Effect of dilutive options		—

Diluted income available to common shareholders	$1,780,993	4,445,232	$.40

The Basic shares outstanding were greater than the dilutive shares outstanding and therefore, there was no effect from the dilutive shares during the three and six months ended June 30, 2013 and 2012, respectively.

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

Comprehensive income totaled $629,262 and $1,310,133 for the three months ended June 30, 2013 and June 30, 2012, respectively, and $1,465,174 and $2,040,244 for the six months ended June 30, 2013 and June 30, 2012, respectively.

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 are as follows:

Balance at June 30, 2013
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Note	$6,159,375	$—	$—	$6,159,375
Government Sponsored Enterprises	$—	$31,300,631	$—	$31,300,631
Municipal Securities	$—	$34,472,958	$—	$34,472,958
Total	$6,159,375	$65,773,589	$—	$71,932,964

Balance at December 31, 2012
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Note	$6,213,750	$—	$—	$6,213,750
Government Sponsored Enterprises	$—	$18,344,032	$—	$18,344,032
Municipal Securities	$—	$33,956,434	$—	$33,956,434
Total	$6,213,750	$52,300,466	$—	$58,514,216

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2013 and December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records the impaired loan as nonrecurring Level 3.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of June 30, 2013 and December 31, 2012, for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2013 and twelve months ended December 31, 2012.

June 30, 2013
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$4,734,013	$4,734,013
Mortgage loans held for sale	—	10,249,167	—	10,249,167
Total	$—	$10,249,167	$4,734,013	$14,983,180

December 31, 2012
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Impaired loans	$—	$—	$9,499,621	$9,499,621
Mortgage loans held for sale	—	18,479,878	—	18,479,878
Total	$—	$18,479,878	$9,499,621	$27,979,499

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs
Nonrecurring measurements:
Impaired Loans	Discounted Appraisals	Collateral Discounts	0-25%

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

c. Loans

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans by the Company at June 30, 2013 and December 31, 2012, approximate market.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

June 30, 2013
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments- Assets Loans	$214,338,102	$214,555,687	$—	$—	$214,555,687
Financial Instruments- Liabilities Deposits	$304,988,347	$305,008,955	$—	$305,008,955	$—

December 31, 2012
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments- Assets Loans	$217,128,624	$217,432,537	$—	$—	$217,432,537
Financial Instruments- Liabilities Deposits	$291,073,843	$291,094,742	$—	$291,094,742	$—

	June 30, 2013
	Notional Amount	Fair Value
Off Balance Sheet Financial Instruments:

Commitments to extend credit	$54,342,605	$—
Standby letters of credit	722,729	—

	December 31, 2012
	Notional Amount	Fair Value
Off Balance Sheet Financial Instruments:

Commitments to extend credit	$51,444,731	$—
Standby letters of credit	749,712	—

NOTE 11: Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments became effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Company’s financial statements.

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

On April 22, 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 12: Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements and noted there were no subsequent events requiring accrual or disclosure.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this quarterly report contain certain “forward-looking statements” concerning the future operations of the Bank of South Carolina Corporation. Management desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. The Company has used “forward-looking statements” to describe future plans and strategies including its expectations of the Company’s future financial results. The following are cautionary statements. Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. A variety of factors may affect the operations, performance, business strategy and results of the Company including, but not limited to the following:

●	Risk from changes in economic, monetary policy, and industry conditions

●	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources

●	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation

●	Risk inherent in making loans including repayment risks and changes in the value of collateral

●	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans

●	Level, composition, and re-pricing characteristics of the securities portfolio

●	Deposit growth, change in the mix or type of deposit products and services

●	Continued availability of senior management

●	Technological changes

●	Ability to control expenses

●	Changes in compensation

●	Risks associated with income taxes including potential for adverse adjustments

●	Changes in accounting policies and practices

●	Changes in regulatory actions, including the potential for adverse adjustments

●	Recently enacted or proposed legislation

●	Current weakness in the financial service industry.

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

Overview

Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $340.5 million in assets as of June 30, 2013 and net income of $1,044,074 and $2,042,879 for the three and six months ended June 30, 2013, respectively. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of the Company’s financial condition as of June 30, 2013 as compared to December 31, 2012 and the results of operations for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. The discussion and analysis identifies significant factors that have affected the Company’s financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

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

For six months ended June 30, 2013, the Bank has paid $1,075,000 to the Company for dividend payments.

CRITICAL ACCOUNTING POLICIES

The Company has adopted various accounting policies that govern the application of principles generally accepted in the United States and with general practices within the banking industry in the preparation of its financial statements. The Company’s significant accounting policies are described in the footnotes to its unaudited consolidated financial statements as of June 30, 2013 and its notes included in the consolidated financial statements in its 2012 Annual Report on Form 10-K as filed with the SEC.

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

BALANCE SHEET

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and Federal Funds sold. In order to improve the Company’s yield on daily liquidity, the Company terminated all of its Federal Funds positions and moved the money to the Federal Reserve as the Company was able to earn .25% - approximately ten basis points more than the Company was making on Federal Funds. Therefore, there were no Federal Funds sold at June 30, 2013 or December 31, 2012. Total cash and cash equivalents increased 39.00% or $12,106,022 to $43,147,870 at June 30, 2013, from $31,041,848 at December 31, 2012. This increase was primarily due to the growth of the Company’s core deposits.

Regulations set by the Federal Reserve require the Company to maintain certain average cash reserve balances. For the year ended December 31, 2012 the average reserve requirement was $700,000. For the six months ended June 30, 2013 the reserve requirement was satisfied by vault cash resulting in a zero reserve requirement at the Federal Reserve.

LOANS

The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets. At June 30, 2013, outstanding loans (plus deferred loan fees of $62,691) totaled $214,338,102 which equaled 70.28% of total deposits and 62.95% of total assets. Substantially all loans were to borrowers located in the Company’s market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina.

Because lending activities comprise such a significant source of revenue, the Company’s main objective is to adhere to sound lending practices. The Loan Committee of the Board of Directors meets monthly to evaluate the adequacy of the Allowance for Loan Losses and to review all loans resulting in credit exposure of $10,000 or more.

The breakdown of total loans by type and the respective percentage of total loans are as follows:

	June 30,		December 31,
	2013	2012	2012
Commercial loans	$52,933,993	$53,021,600	$54,664,286
Commercial real estate:
Commercial real estate construction	1,725,535	3,685,093	2,276,532
Commercial real estate other	102,514,184	105,840,164	108,575,415
Consumer:
Consumer real estate	52,870,365	43,427,930	46,703,454
Consumer other	4,294,025	4,775,408	4,908,937
	214,338,102	210,750,195	217,128,624
Allowance for loan losses	(3,359,915)	(3,341,579)	(3,432,844)

Loans, net	$210,978,187	$207,408,616	$213,695,780

Percentage of Loans	June 30,		December 31,
	2013	2012	2012
Commercial loans	24.70%	25.16%	25.18%
Commercial real estate construction	0.80%	1.75%	1.05%
Commercial real estate other	47.83%	50.22%	50.00%
Consumer real estate	24.67%	20.61%	21.51%
Consumer other	2.00%	2.26%	2.26%

Total	100.00%	100.00%	100.00%

The Company’s customers indicate that business conditions are improving; however, loan demand continues to remain low.

INVESTMENT SECURITIES AVAILABLE FOR SALE

The Company uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on investments at June 30, 2013 was 2.23% compared to 2.54% at June 30, 2012, and 2.46% at December 31, 2012. The fair value of the investments available for sale at June 30, 2013, June 30, 2012 and December 31, 2012 and percentage of each category to total investments are as follows:

	INVESTMENT PORTFOLIO

	June 30, 2013	June 30, 2012	December 31, 2012
US Treasury Notes	$6,159,375	$6,260,625	$6,213,750
Government-Sponsored Enterprises	31,300,631	18,440,831	18,344,032
Municipal Securities	34,472,958	31,483,188	33,956,434
	$71,932,964	$56,184,644	$58,514,216

US Treasury Notes	8.56%	11.14%	10.62%
Government-Sponsored Enterprises	43.51%	32.82%	31.35%
Municipal Securities	47.93%	56.04%	58.03%
	100.00%	100.00%	100.00%

All investment securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at June 30, 2013 and 2012, and at December 31, 2012. The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

The amortized cost and fair value of investment securities available for sale are summarized as follows as of June 30, 2013 and December 31, 2012:

	JUNE 30, 2013
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,070,279	$89,096	$—	$6,159,375
Government-Sponsored Enterprises	30,981,127	399,779	80,275	31,300,631
Municipal Securities	32,306,342	2,208,566	41,950	34,472,958

Total	$69,357,748	$2,697,441	$122,225	$71,932,964

	DECEMBER 31, 2012
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,097,750	$116,000	$—	$6,213,750
Government-Sponsored Enterprises	17,822,858	521,174	—	18,344,032
Municipal Securities	31,101,401	2,858,625	3,592	33,956,434

Total	$55,022,009	$3,495,799	$3,592	$58,514,216

The amortized cost and fair value of investment securities available for sale at June 30, 2013, and December 31, 2012, by contractual maturity are as follows:

June 30, 2013

	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$1,928,831	$1,941,784
Due in one year to five years	43,156,732	44,087,609
Due in five years to ten years	14,936,988	16,038,302
Due in ten years and over	9,335,197	9,865,269

Total	$69,357,748	$71,932,964

December 31, 2012

	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$2,331,067	$2,336,933
Due in one year to five years	32,183,058	33,321,740
Due in five years to ten years	11,407,945	12,718,115
Due in ten years and over	9,099,939	10,137,428

Total	$55,022,009	$58,514,216

The fair value of investment securities available for sale with unrealized losses at June 30, 2013, and December 31, 2012, are as follows:

	JUNE 30, 2013
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government-Sponsored Enterprises	$7,427,738	80,275	—	—	7,427,738	80,275
Municipal Securities	3,159,603	41,950	—	—	3,159,603	41,950
Total	$10,587,341	$122,225	$—	$—	$10,587,341	$122,225

	DECEMBER 31, 2012
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal Securities	$1,973,303	$3,592	$—	$—	$1,973,303	$3,592

At June 30, 2013, there were five Municipal Securities and two Government-Sponsored Enterprises with an unrealized loss of $41,950 and $80,275, respectively, as compared to one Municipal Security with an unrealized loss of $3,592, at December 31, 2012. The unrealized losses on investments were caused by interest rate increases. The contractual terms of these investments did not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company had the ability to hold these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.

DEPOSITS

Deposits remain the Company’s primary source of funding for loans and investments. Average interest bearing deposits provided funding for 64.64% of average earning assets for the six months ended June 30, 2013, and 66.07% for the twelve months ended December 31, 2012. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	June 30,		December 31,
	2013	2012	2012
Non-interest bearing demand	$86,445,804	$79,672,270	$83,447,675
Interest bearing demand	84,876,741	63,505,499	77,441,588
Money market accounts	53,911,655	57,934,606	54,450,828
Certificates of deposit $100,000 and over	45,171,414	39,784,530	40,903,886
Other time deposits	15,499,830	16,369,208	15,909,164
Other savings deposits	19,082,903	20,163,983	18,920,702

Total Deposits	$304,988,347	$277,430,096	$291,073,843

Percentage of Deposits	June 30,		December 31,
	2013	2012	2012
Non-interest bearing demand	28.34%	28.72%	28.67%
Interest bearing demand	27.83%	22.89%	26.60%
Money Market accounts	17.68%	20.88%	18.71%
Certificates of deposit $100,000 and over	14.81%	14.34%	14.05%
Other time deposits	5.08%	5.90%	5.47%
Other savings deposits	6.26%	7.27%	6.50%

Total Deposits	100.00%	100.00%	100.00%

Deposits increased 9.93% from June 30, 2012 to June 30, 2013 and increased 4.78% from December 31, 2012 to June 30, 2013.

Deposits increased as the result of business development efforts and not as a result of the Company offering special rates. The Company does not have any internet or brokered deposits.

SHORT-TERM BORROWINGS

At June 30, 2013 and December 31, 2012, the Company had no outstanding federal funds purchased with the option to borrow up to $19,000,000 on short term lines of credit. In March 2012, the Company established a $6 million REPO Line with Raymond James. There have been no borrowings under this agreement. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. The Company established this arrangement as an additional source of liquidity. As of June 30, 2013 and December 31, 2012 the Company could borrow up to $67.5 million and $62.6 million, respectively. There have been no borrowings under this arrangement.

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

Net income increased $153,807 or 17.28% to $1,044,074, or basic and diluted earnings per share of $.23 and $.23, respectively, for the three months ended June 30, 2013, from $890,267, or basic and diluted earnings per share of $.20 and $.20, respectively, for the three months ended June 30, 2012. The increase was primarily due to an increase in interest and fees on loans, an increase in interest and dividends on investment securities, an increase in mortgage banking income, coupled with a decrease in both the provision for loan losses and non-interest bearing expenses.

Net Interest Income

Net interest income increased $181,715 or 6.12% to $3,151,079 for the three months ended June 30, 2013 from $2,969,364 for the three months ended June 30, 2012. Net interest income is a primary source of revenue. Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on interest earning assets and the rates paid on interest bearing liabilities, the relative amounts of interest earning assets and interest bearing liabilities, and the degree of mismatch and maturity and repricing characteristics of its interest earning assets and interest bearing liabilities. The increase in net interest income was primarily due to an increase in interest and fees on loans and an increase in interest and dividends from investment securities. Interest and fees on loans increased primarily due to the payoff of three impaired loans totaling $4.05 million. The payoff resulted in the collection of $79,623 in non-accrual interest and fees and $36,994 in interest and fees. Average loans increased $27.75 million or 12.79% to $244,704,708 for the three months ended June 30, 2013, from $216,954,693 for the three months ended June 30, 2012. The yield on average loans decreased 33 basis points from 5.06% for the three months ended June 30, 2012 to 4.73% for the three months ended June 30, 2013.

The Company also experienced an increase of $11,443 on interest and dividends earned on investment securities. Average investments increased $4.24 million or 7.51% to $60,730,098 for the three months ended June 30, 2013, from $56,488,683 for the three months ended June 30, 2012. The yield on the average investments decreased 10 basis points from 2.38% at June 30, 2012 to 2.28% at June 30, 2013. During the three months ended June 30, 2013, the Company purchased $12.54 million in Government Agency Enterprises with yielding between 1.17% and 1.41%, and $1.00 million in Municipal securities yielding between 2.00% and 2.30%. Average interest bearing assets increased $38.72 million for the three months ended June 30, 2013 to $344,204,915. Average interest bearing deposits increased $10.80 million or 5.42%, to $209,840,218 for the three months ended June 30, 2013, from $199,044,224 for the three months ended June 30, 2012. This increase allowed the Company to not only purchase additional investments but also to increase its interest bearing deposits in other banks, including the Federal Reserve. Average interest bearing deposits in other banks increased $6.73 million or 21.02% to $38,770,109 for the three months ended June 30, 2013, from $32,037,313 at June 30, 2012.

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

A general reserve analysis is performed on all loans, excluding impaired loans, based on FASB ASC 450-20. This includes a pool of loans that are reviewed for impairment but are not found to be impaired. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. The three year historical loss percentage was .23% and .25% at June 30, 2013 and June 30, 2012, respectively.

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

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans and overmargined real estate lending. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Sizable unsecured principal balances on a non-amortizing basis are monitored. Within the portfolio risk factor the Company elected to increase the risk percentage for “trend in volume and term of loan”. In addition, the Company elected to increase the risk percentage for “over margined real estate lending risk”. Although the vast majority of the Company’s real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to the Company’s ability to realize on the collateral. Given the contraction in real estate values, the Company closely monitors loan to value. The maximum collateral advance rate is 80% on all real estate transactions, with the exception of raw land at 65% and land development at 70%.

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

Although significantly under the threshold of 100% of capital (currently approximately $34 million), the Company’s list and number of over-margined real estate loans currently totals approximately $19.4 million or approximately 9.04% of its loan portfolio at June 30, 2013 compared to $15.8 million or approximately 7.26% of the loan portfolio at June 30, 2012. This increase was primarily due to the reappraisal of twelve loans at the time of their renewal. While over margined, these loans are performing as agreed.

A credit rating matrix is used to rate all extensions of credit and to provide a more specified picture of the risk each loan poses to the quality of the loan portfolio. There are eight possible ratings used to determine the quality of each loan based on nine different qualifying characteristics: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance, and the borrower’s leverage position. The matrix is designed to meet management’s standards and expectations of loan quality. One hundred percent of the Company’s loans are graded.

National and local economic trends and conditions are constantly changing and result in both positive and negative impact on borrowers. Most macroeconomic conditions are not controllable by the Company and are incorporated into the qualitative risk factors. Natural and environmental disasters, wars and the recent fallout of the subprime lending market as well as problems in the traditional mortgage market are a few of the trends and conditions that are currently affecting the national and local economies. Changes in the national and local economy have impacted borrowers’ ability, in many cases, to repay loans in a timely manner. On occasion a loan’s primary source of repayment (i.e., personal income, cash flow, or lease income) may be eroded as a result of unemployment, lack of revenues, or the inability of a tenant to make rent payments.

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

The Company has over 350 years of lending management experience among twelve members of its lending staff. In addition to the lending staff the Company has an Advisory Board for each branch comprised of business and community leaders from the specific branch’s market area. An additional Advisory Board was created during the year ended December 31, 2012, to support the Company’s business efforts in the North Charleston area of South Carolina. Management meets with these boards quarterly to discuss the trends and conditions in each respective market. Management is aware of the many challenges currently facing the banking industry. As other banks look to increase earnings in the short term, the Company will continue to emphasize the need to maintain its sound lending practices and core deposit growth.

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

As of June 30, 2013, there were only four Standard Industrial Code groups that comprised more than 2% of the Bank’s total outstanding loans. The four groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, and legal services.

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

Based on the evaluation described above, the Company recorded a provision for loan loss of $95,000 for the three months ended June 30, 2013 compared to $80,000 for the three months ended June 30, 2012. At June 30, 2013 the three year average loss ratios were: .171% Commercial, .633% Consumer, .495% 1-4 Residential, .000% Real Estate Construction and .142% Real Estate Mortgage. The three year historical loss ratio used at June 30, 2013 was .23% compared to .25% at June 30, 2012.

During the three months ended June 30, 2013 charge-offs of $158,894 and recoveries of $4,856 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $3,359,915 or 1.57% of total loans at June 30, 2013, compared to charge-offs of $70,222 and recoveries of $97,287 resulting in an allowance for loan losses of $3,341,579 or 1.59% of total loans at June 30, 2012.

The Bank had impaired loans totaling $6,724,207 as of June 30, 2013 compared to $11,505,446 at June 30, 2012. The impaired loans include non-accrual loans with balances at June 30, 2013, and 2012, of $1,600,309 and $3,271,484, respectively. As previously discussed, (see “net interest income”) $4.09 million in impaired loans were paid off during the three months ended June 30, 2013. The Bank had five restructured loans (“TDR”) at June 30, 2013 and four restructured loans at June 30, 2012. According to GAAP, the Bank is required to account for certain loan modifications or restructuring as a troubled debt restructuring, when appropriate. In general, the modification or restructuring of a debt is considered a TDR if the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. At June 30, 2013 the five restructured loans had an aggregate balance of $1,589,622 compared to the four restructured loans with an aggregate balance of $2,514,489 at June 30, 2012. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of 6 to 9 months, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest at June 30, 2013 and two over 90 days past due still accruing interest at June 30, 2012.

Net charge-offs for the three months ended June 30, 2013, were $154,038 as compared to net recoveries of $27,065 for the three months ended June 30, 2012. Although uncertainty in the economic outlook still exists, management believes loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The following table represents the net charge-offs by loan type.

Net charge-offs
	June 30, 2013	June 30, 2012
Commercial Loans	$(139,618)	$93,589
Commercial Real Estate	3,000	(40,139)
Consumer real estate	—	(26,488)
Consumer other	(17,420)	103
Total	$(154,038)	$27,065

The Company had $263,460, in unallocated reserves at June 30, 2013 related to other inherent risk in the portfolio compared to unallocated reserves of $518,387 at June 30, 2012. Management believes this amount is appropriate and properly supported through the environmental factors of its allowance for loan losses. Management believes the allowance for loan losses at June 30, 2013 is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

The following table presents a breakdown of the allowance for loan losses as of June 30, 2013 and 2012, respectively.

	June 30, 2013		June 30, 2012
	Allowance by loan type	Percentage of loans to total loans	Allowance by loan type	Percentage of loans to total loans
Commercial Loans	$1,463,641	25%	$1,551,539	25%
Commercial Real Estate	699,761	49%	508,128	52%
Consumer real estate	846,332	24%	671,337	21%
Consumer other	86,721	2%	91,895	2%
Unallocated	263,460	0%	518,680	0%
Total	$3,359,915	100%	$3,341,579	100%

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. No provision was recorded during the three months ended June 30, 2013 or the three months ended June 30, 2012, resulting in no change to the balance of $20,825.

Non-interest Income

Non-interest income for the three months ended June 30, 2013, increased $61,414 or 10.91% to $624,158 from $562,744 for the three months ended June 30, 2012. This increase is primarily due to an increase in mortgage banking income of $70,997 or 22.80% to $382,426 for the three months ended June 30, 2013 as compared to $311,429 for the three months ended June 30, 2012. Mortgage loan originations for the three months ended June 30, 2013 increased $7.3 million to $28.4 million from $21.1 million for the three months ended June 30, 2012.

Non-interest Expense

Non-interest expense decreased $42,880 or 1.95% to $2,161,678 for the three months ended June 30, 2013, from $2,204,558 for the three months ended June 30, 2012. This decrease was primarily due to decreases in other operating expenses offset by an increase in salaries and employee benefits. Wages increased $34,247 or 2.74% from $1,251,695 for the three months ended June 30, 2012 to $1,285,942 for the three months ended June 30, 2013, as a result of annual merit increases and the addition of a mortgage loan originator and a risk management officer. Data processing fees decreased $53,127 or 36.15% for the three months ended June 30, 2013. This decrease was primarily a result of price negotiations. The expense for courier service also decreased $21,599 or 46.63% as the result of offering remote deposit capture to business customers which reduced the need for customer deposit pick-up. Professional legal fees decreased $52,937 or 82.36% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. During the three months ended June 30, 2012, a large portion of the Company’s legal fees were used on the defense of a case before the South Carolina Supreme Court. (See “Legal Matters’ for further discussion). The other changes in non-interest expense reflect normal fluctuations between two periods.

Income Tax Expense

For the three months ended June 30, 2013, the Company’s effective tax rate was 31.25% compared to 28.64% during the three months ended June 30, 2012.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

Net income increased $261,886 or 14.70% to $2,042,879 or basic and diluted earnings per share of $.46 and $.46, respectively, for the six months ended June 30, 2013 from $1,780,993 or basic and diluted of $.40 and $.40, respectively, for the six months ended June 30, 2012. The increase in net income between periods is primarily due to an increase in interest and fees on loans, an increase in mortgage banking income and a decrease in the cost of funds. For further discussion see “net interest income” and “non-interest income”.

Average earning assets were $320,058,861 for the six months ended June 30, 2013, an increase of $6.6 million from $313,475,010 for the six months ended June 30, 2012. Average loans increased $6.9 million or 3.14% to $225,154,567 for the six months ended June 30, 2013 as compared to $218,297,638 for the six months ended June 30, 2012. Average investments increased $1.42 million or 2.44% to $59,498,243 for the six months ended June 30, 2013 from $58,081,743 for the six months ended June 30, 2012. The average balance of other interest bearing deposits decreased $1.7 million or 4.56% to $35,406,051 for the six months ended June 30, 2013 from $37,095,629 for the six months ended June 30, 2012.

Net Interest Income

Net interest income, the major component of the Company’s net income, increased $146,781 or 2.46% to $6,111,739 for the six months ended June 30, 2013 from $5,964,958 for the six months ended June 30, 2012. This increase is primarily due to an increase of $108,502 or 1.98% in interest and fees on loans as well as a decrease of $38,864 in the cost of funds. Interest and fees on loans increased primarily due to the payoff of three impaired loans totaling $4.05 million. The payoff resulted in the collection of $79,623 in non-accrual interest and fees and $36,994 in interest and fees. Average loans increased $6.9 million or 3.14%. Interest expense decreased $38,864 or 15.89% to $205,595 for the six months ended June 30, 2013, from $244,459 for the six months ended June 30, 2012. The yield on average deposits decreased from .23% for the six months ended June 30, 2012, to .20% for the six months ended June 30, 2013. The decrease in interest expense is primarily due to the decrease in average interest bearing deposits of $4.2 million or 1.97% for the six months ended June 30, 2013, to $206,879,305.

Allowance for Loan Losses

The contribution to the allowance for loan losses for the six months ended June 30, 2013 was $170,000 compared to $200,000 for the six months ended June 30, 2012. Net charge-offs for the six months ended June 30, 2013 were $242,929 compared to net recoveries of $34,695 for the six months ended June 30, 2012. Charge-offs for the six months ended June 30, 2013 were $252,847 with recoveries of $9,918. The contribution to the allowance for loan losses and the net charge-offs resulted in an allowance for loan losses of $3,359,915 or 1.57% of total loans at June 30, 2013.

Non-Interest Income

Other income for the six months ended June 30, 2013, increased $239,785 or 21.49% to $1,355,577 from $1,115,792 for the six months ended June 30, 2012. This increase is primarily due to an increase in mortgage banking income of $250,137 or 39.94% to $876,438 for the six months ended June 30, 2013 as compared to $626,301 for the six months ended June 30, 2012. Mortgage originations increased $5.6 million or 12.82% to $49,460,592 for the six months ended June 30, 2013, from $43,840,121 for the six months ended June 30, 2012, as the result of the low interest rate environment and an improving housing market. This increase was offset by a decrease of $13,260 in other miscellaneous expenses. Rent collected on safe deposit boxes decreased $2,413. In addition, during the six months ended June 30, 2012 the Company took into income $13,302 in unclaimed credits from the Federal Reserve (over 1 year old).

Non-Interest Expense

Non-interest expense decreased $29,911 or 0.69% to $4,328,435 for the six months ended June 30, 2013, from $4,358,346 the six months ended June 30, 2012. This decrease was primarily due to decreases in professional legal fees, data processing fees, and courier services charges, coupled with an increase in salaries and wages. Wages increased $89,949 or 3.63% from $2,478,077 for the six months ended June 30, 2012 to $2,568,026 for the six months ended June 30, 2013, as a result of annual merit increases and the addition of a mortgage loan originator and a risk management officer. This increase included the increase in the cost of providing insurance for employees of $25,230 from $210,133 for the six months ended June 30, 2012 to $235,363 for the six months ended June 30, 2013. Data processing fees decreased $86,897 or 29.32% for the six months ended June 30, 2013. This decrease was primarily a result of price negotiations. The expense for courier services also decreased in the amount of $43,692 as the result of offering remote deposit capture to business customers which reduced the need for customer deposit pick-up. Professional legal fees decreased $47,936. For the six months ended June 30, 2012 the Company obtained legal advice on two cases, one of which was heard by the South Carolina Supreme Court on June 19, 2012. The cost associated with these cases as well as legal review of the Company’s filings with the Securities and Exchange Commission, resulted in legal fees of $71,777 for the six months ended June 30, 2012 as compared to $23,841 for the six months ended June 30, 2013. The other changes in non-interest expense reflect normal fluctuations between two periods.

Income Tax Expense

For the six months ended June 30, 2013, the Company’s effective tax rate was 31.19% compared to 29.39% during the six months ended June 30, 2012.

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

The Company’s off-balance sheet arrangements consist principally of commitments to extend credit described below. The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet. The balance of the reserve was $20,825 at June 30, 2013 and 2012. The Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $54,342,605 and $48,788,667 at June 30, 2013 and 2012, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2013 was $722,729 and $937,662 at June 30, 2012.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The Company has forward sales commitments, totaling $10.2 million at June 30, 2013, to sell loans held for sale of $10.2 million. The fair value of these commitments was not significant at June 30, 2013. The Company has no embedded derivative instruments requiring separate accounting treatment.

Once the Company sells certain fixed rate residential loans, the loans are no longer reportable on the Company’s balance sheet. With most of these sales, the Company has an obligation to repurchase the loan in the event of a default as defined in the loan documents. This recourse period ranges from three to six months with unlimited recourse against the bank as a result of fraud by the borrower. The unpaid principal balance of loans sold with recourse was $64.5 million at June 30, 2013 and $31.1 million at June 30, 2012. For the six months ended June 30, 2013 and June 30, 2012 there were no loans repurchased and no loans likely to be repurchased.

Liquidity

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company’s primary liquid assets accounted for 36.81% and 32.08% of total assets at June 30, 2013 and 2012, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company’s liquidity management. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At June 30, 2013, the Bank had unused short-term lines of credit totaling approximately $19,000,000 (which are withdrawable at the lender’s option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale. In March 2012, the Company established a $6 million REPO Line with Raymond James. There have been no borrowings under this agreement. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. As of June 30, 2013 the Company could borrow up to $67.5 million. There have been no borrowings under this arrangement.

The Company’s core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000 and other large deposits. The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position. At June 30, 2013 and 2012, the Bank’s liquidity ratio was 23.94% and 22.15%, respectively.

Capital Resources

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank’s initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders’ equity at June 30, 2013 of $34,426,524. The rate of asset growth since the Bank’s inception has not negatively impacted this capital base. The current risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The current guidelines established require a minimum risk-based capital ratio of 8% for bank holding companies and banks. The risk based capital ratio at June 30, 2013, for the Bank is 13.62% and at June 30, 2012 was 13.94%. The Company’s management does not know of any trends, events or uncertainties that may result in the Company’s capital resources materially increasing or decreasing.

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

Current quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of June 30, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

At June 30, 2013 and 2012, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital Guidelines for US Banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. The final rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity.

On July 9, 2013 the FDIC also approved, as an interim final rule, the regulatory capital requirements for US banks, following the actions of the Federal Reserve Bank. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

The phase-in-period for the final rules will begin for the Company and the Bank on January 1, 2015, with full compliance with all of the final rule requirements phased in over a multi-year schedule. Management is currently evaluating the provisions of the final rules and the expected impact to the Company and the Bank. In the meantime, management intends to continue to build capital through retained earnings.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation’s management (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”), including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, of the effectiveness of Bank of South Carolina Corporation’s disclosure controls and procedures as of June 30, 2013. Based on that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President, has concluded that Bank of South Carolina Corporation’s disclosure controls and procedures are effective. During the period ending June 30, 2013, there was no change in Bank of South Carolina Corporation’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On February 3, 2012 the Company was served with pleadings with respect to a South Carolina State Supreme Court Case for the “unauthorized practice of the law” arising from the modifications of real estate loans. The South Carolina State Supreme Court heard this case on June 19, 2012 and rendered a decision on June 19, 2013. The South Carolina State Supreme Court ruled, under the facts presented, that the modification of a loan without the use of an attorney does not constitute an unauthorized practice of the law. There will be no further proceedings on this matter.

On April 8, 2013 the Company was served with a civil complaint for breach of contract. The Company’s legal counsel responded to the suit. At this time the Company believes there will be no loss in the case.

In the Opinion of Management, there are no other legal proceedings pending other than routine litigation incidental to its business involving amounts which are not material to the financial condition of the Company or the Bank.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.
			Page

	(1)	Consolidated Balance Sheets	3
	(2)	Consolidated Statements of Income	4
	(3)	Consolidated Statements of Comprehensive Income	6
	(4)	Consolidated Statements of Shareholders’ Equity	7
	(4)	Consolidated Statements of Cash Flows	8
	(5)	Notes to Consolidated Financial Statements	9-29

2.	Exhibits
	2.0	Plan of Reorganization (Filed with 1995 10-KSB)
	3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
	3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
	3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2012)
	4.0	2012 Proxy Statement (Filed with 2012 10-K)
	10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
	10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
	10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
	10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
	10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with March 31, 2013 10-Q)
	10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
2010 Omnibus Stock Incentive Plan (Filed with 2010 Proxy Statement)
	10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2012 Proxy Statement)
	10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
	14.0	Code of Ethics (Filed with 2004 10-KSB)
	21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

August 13, 2013
	BY:	/s/Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	BY:	/s/Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer/
Executive Vice President

