Form 10-Q
period 2013-09-30
BANK OF SOUTH CAROLINA CORP
filed 2013-11-08
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-27702

Bank of South Carolina Corporation
(Exact name of registrant issuer as specified in its charter)

South Carolina	57-1021355
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

As of November 8, 2013 there were 4,456,028 Common Shares outstanding.

BANK OF SOUTH CAROLINA CORPORATION
AND SUBSIDIARY

PART I-ITEM 1-FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

Assets:	(Unaudited)	(Audited)
	September 30, 2013	December 31, 2012

Cash and due from banks	$7,521,864	$5,137,888
Interest bearing deposits in other banks	24,352,678	25,903,960
Investment securities available for sale	70,790,175	58,514,216
Mortgage loans to be sold	5,859,979	18,479,878
Loans	224,611,082	217,128,624
Less:Allowance for loan losses	(3,386,647)	(3,432,844)
Net loans	221,224,435	213,695,780
Premises and equipment, net	2,454,438	2,486,792
Accrued interest receivable	1,108,029	1,124,613
Other assets	878,272	67,519
Total assets	$334,189,870	$325,410,646

Liabilities and Shareholders' Equity:
Liabilities
Deposits:
Non-interest bearing demand	84,183,274	83,447,675
Interest bearing demand	80,272,644	77,441,588
Money market accounts	52,805,022	54,450,828
Certificates of deposit $100,000 and over	46,304,844	40,903,886
Other time deposits	15,514,359	15,909,164
Other savings deposits	19,420,454	18,920,702
Total deposits	298,500,597	291,073,843

Accrued interest payable and other liabilities	1,256,538	406,361
Total liabilities	299,757,135	291,480,204

Common Stock-No par value; 12,000,000 shares authorized; Shares issued 4,675,479 at September 30, 2013 and 4,665,690 at December 31, 2012; Shares outstanding 4,456,028 at September 30, 2013 and 4,446,239 shares at December 31, 2012	—	—
Additional paid in capital	28,619,086	28,474,951
Retained earnings	6,617,319	5,157,839
Treasury stock	(1,902,439)	(1,902,439)
Accumulated other comprehensive income, net of income taxes	1,098,769	2,200,091

Total shareholders' equity	34,432,735	33,930,442

Total liabilities and shareholders' equity	$334,189,870	$325,410,646

 See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2013	2012
Interest and fee income
Interest and fees on loans	$2,814,665	$2,745,764
Interest and dividends on investment securities	384,517	332,344
Other interest income	14,686	20,332
Total interest and fee income	3,213,868	3,098,440

Interest expense
Interest on deposits	102,850	106,875
Total interest expense	102,850	106,875

Net interest income	3,111,018	2,991,565
Provision for loan losses	25,000	80,000
Net interest income after provision for loan losses	3,086,018	2,911,565

Other income
Service charges, fees and commissions	238,921	232,276
Mortgage banking income	375,981	330,726
Other non-interest income	9,545	7,179
Total other income	624,447	570,181

Other expense
Salaries and employee benefits	1,294,415	1,251,563
Net occupancy expense	361,427	345,815
Other operating expenses	506,396	558,871
Total other expense	2,162,238	2,156,248

Income before income tax expense	1,548,227	1,325,497
Income tax expense	484,050	431,835
Net income	$1,064,177	$893,662

Basic earnings per share	$0.24	$0.20
Diluted earnings per share	$0.24	$0.20

Weighted average shares outstanding
Basic	4,454,669	4,446,239
Diluted	4,454,669	4,446,239

Cash Dividend Per Share	$0.13	$0.11

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
Interest and fee income
Interest and fees on loans	$8,408,512	$8,231,109
Interest and dividends on investment securities	1,063,391	1,009,404
Other interest income	59,299	67,344
Total interest and fee income	9,531,202	9,307,857

Interest expense
Interest on deposits	308,445	351,334
Total interest expense	308,445	351,334

Net interest income	9,222,757	8,956,523
Provision for loan losses	195,000	280,000
Net interest income after provision for loan losses	9,027,757	8,676,523

Other income
Service charges, fees and commissions	705,759	696,206
Mortgage banking income	1,252,419	957,027
Other non-interest income	21,846	32,740
Total other income	1,980,024	1,685,973

Other expense
Salaries and employee benefits	3,862,441	3,729,640
Net occupancy expense	1,029,838	1,016,098
Other operating expenses	1,598,394	1,768,857
Total other expense	6,490,673	6,514,595

Income before income tax expense	4,517,108	3,847,901
Income tax expense	1,410,052	1,173,246
Net income	$3,107,056	$2,674,655

Basic earnings per share	$0.70	$0.60
Diluted earnings per share	$0.70	$0.60

Weighted average shares outstanding
Basic	4,450,997	4,445,570
Diluted	4,450,997	4,445,570

Cash Dividend Per Share	$0.37	$0.33

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	THREE MONTHS ENDED SEPTEMBER 30,
	2013	2012
Net income	$1,064,177	$893,662
Other comprehensive (loss) gain, (net of tax: $307,521 and $84,688, respectively)
Unrealized (loss) gain on securities	(523,617)	144,195
Other comprehensive (loss) gain, net of tax	(523,617)	144,195
Total Comprehensive income	$540,560	$1,037,857

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
Net income	$3,107,056	$2,674,655
Other comprehensive (loss) gain, (net of tax: $646,808 and $236,948, respectively)
Unrealized (loss) gain on securities	(1,101,322)	403,446
Other comprehensive (loss) gain, net of tax	(1,101,322)	403,446
Total Comprehensive income	$2,005,734	$3,078,101

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)
	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL

December 31, 2011	$28,390,929	$3,491,678	$(1,902,439)	$2,013,701	$31,993,869
Net income	—	2,674,655	—	—	2,674,655
Other comprehensive income due to unrealized gain on investment securities	—	—	—	403,446	403,446
Exercise of stock options	11,094	—	—	—	11,094
Stock-based compensation expense	54,329	—	—	—	54,329
Cash dividends ($0.33 per common share)	—	(1,467,119)	—	—	(1,467,119)
September 30, 2012	28,456,352	4,699,214	(1,902,439)	2,417,147	33,670,274

December 31, 2012	28,474,951	5,157,839	(1,902,439)	2,200,091	33,930,442
Net income	—	3,107,056	—	—	3,107,056
Other comprehensive loss due to unrealized loss on investment securities	—	—	—	(1,101,322)	(1,101,322)
Exercise of stock options	88,298	—	—	—	88,298
Stock-based compensation expense	55,837	—	—	—	55,837
Cash dividends ($0.37 per common share)	—	(1,647,576)	—	—	(1,647,576)
September 30, 2013	$28,619,086	$6,617,319	$(1,902,439)	$1,098,769	$34,432,735

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,107,056	$2,674,655
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	143,104	160,329
Provision for loan losses	195,000	280,000
Stock-based compensation expense	55,837	54,329
Net amortization of unearned discounts and premiums on investments	366,147	286,624
Origination of mortgage loans held for sale	(67,188,868)	(73,797,138)
Proceeds from sale of mortgage loans held for sale	79,808,767	67,283,137
(Increase) decrease in accrued interest receivable and other assets	(147,361)	181,354
Increase (decrease) in accrued interest payable and other liabilities	270,893	(56,241)

Net cash provided (used) by operating activities	16,610,575	(2,932,951)

Cash flows from investing activities:
Purchase of investment securities available for sale	(16,715,236)	(2,801,741)
Maturities of investment securities available for sale	2,325,000	3,745,000
Net (increase) decrease in loans	(7,723,655)	12,148
Loss on disposal of fixed assets	—	1,628
Purchase of premises,equipment and leasehold improvements, net	(110,750)	(66,790)

Net cash (used) provided by investing activities	(22,224,641)	890,245

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	7,426,754	(28,182,406)
Dividends paid	(1,068,292)	(1,466,976)
Stock options exercised	88,298	11,094

Net cash provided (used) by financing activities	6,446,760	(29,638,288)

Net increase (decrease) in cash and cash equivalents	832,694	(31,680,994)
Cash and cash equivalents at beginning of period	31,041,848	52,063,476

Cash and cash equivalents at end of period	$31,874,542	$20,382,482

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$305,143	$426,073
Income taxes	$1,407,000	$1,282,751

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$579,284	$143
Change in unrealized (losses) gains on available for sale securities	$(1,101,322)	$403,446

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2013

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2012 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 2: Investment Securities

The Company classifies investments into three categories as follows: (1) Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for the three and nine months ended September 30, 2013 and 2012. The Company does not have any mortgage-backed securities nor has it ever invested in mortgage-backed securities.

NOTE 3: Mortgage Loans to be Sold

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. At September 30, 2013 and December 31, 2012, the Company had approximately $5.9 million and $18.5 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered and are included in mortgage banking income in the consolidated statements of income.

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

A loan is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting, provided they are performing in accordance with their restructured terms.

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

The following is a summary of the non-accrual loans as of September 30, 2013 and December 31, 2012.

September 30, 2013
Loans Receivable on Non-Accrual
Commercial	$—
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	1,503,335
Consumer:
Consumer Real Estate	68,231
Consumer - Other	—
Total	$1,571,566

December 31, 2012
Loans Receivable on Non-Accrual
Commercial	$4,085
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	3,921,750
Consumer:
Consumer Real Estate	67,981
Consumer - Other	—
Total	$3,993,816

The following is a schedule of the Bank’s delinquent loans, excluding mortgage loans held for sale, as of September 30, 2013 and December 31, 2012.

September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment> 90 Days and Accruing
Commercial	$466,341	94,101	—	560,442	57,518,758	58,079,200	—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	1,534,898	1,534,898	—
Commercial Real Estate -Other	2,205,842	—	747,287	2,953,129	103,090,713	106,043,842	—
Consumer:
Consumer- Real Estate	—	—	—	—	54,578,304	54,578,304	—
Consumer-Other	35,704	6,134	3,000	44,838	4,330,000	4,374,838	3,000
Total	$2,707,887	100,235	750,287	3,558,409	221,052,673	224,611,082	3,000

December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$104,766	—	—	104,766	54,559,520	54,664,286	—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	2,276,532	2,276,532	—
Commercial Real Estate -Other	93,487	336,315	3,074,397	3,504,199	105,071,216	108,575,415	—
Consumer:
Consumer- Real Estate	—	—	—	—	46,703,454	46,703,454	—
Consumer-Other	6,549	—	985	7,534	4,901,403	4,908,937	—
Total	$204,802	336,315	3,075,382	3,616,499	213,512,125	217,128,624	—

As of September 30, 2013 and December 31, 2012, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans As of September 30, 2013
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investments	Related Allowance
Commercial	$479,676	$479,676	$—
Commercial Real Estate	2,384,514	2,384,514	—
Consumer Real Estate	308,724	308,724	—
Consumer Other	—	—	—

Total	$3,172,914	$3,172,914	$—

With an allowance recorded:
Commercial	$1,180,169	$1,180,169	$1,180,169
Commercial Real Estate	2,176,356	2,176,356	520,246
Consumer Real Estate	866,482	866,482	448,060
Consumer Other	45,076	45,076	45,076

Total	$4,268,083	$4,268,083	$2,193,551
Grand Total	7,440,997	7,440,997	2,193,551

Impaired and Restructured Loans As of December 31, 2012
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investments	Related Allowance
Commercial	$140,575	$140,575	$—
Commercial Real Estate	5,578,231	5,578,231	—
Consumer Real Estate	311,543	311,543	—
Consumer Other	—	—	—

Total	$6,030,349	$6,030,349	$—

With an allowance recorded:
Commercial	$1,251,462	$1,251,462	$1,251,462
Commercial Real Estate	3,287,773	3,287,773	169,243
Consumer Real Estate	879,252	879,252	528,510
Consumer Other	49,443	49,443	49,443

Total	$5,467,930	$5,467,930	$1,998,658
Grand Total	11,498,279	11,498,279	1,998,658

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2013 and 2012, respectively.

Impaired and Restructured Loans For the Three Months Ended
	September 30, 2013		September 30, 2012
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$804,636	$8,543	$149,874	$2,714
Commercial Real Estate	2,155,957	43,828	9,506,489	125,556
Consumer Real Estate	309,155	3,266	313,477	2,238
Consumer Other	—	—	—	—

Total	$3,269,748	$55,637	$9,969,840	$130,508

With an allowance recorded:
Commercial	$1,193,245	$14,683	$1,257,462	$20,212
Commercial Real Estate	2,178,231	20,323	436,311	4,063
Consumer Real Estate	869,051	11,316	848,686	7,389
Consumer Other	45,784	646	49,540	835

Total	$4,286,311	$46,968	$2,591,999	$32,499
Grand Total	7,556,059	102,605	12,561,839	163,007

Impaired and Restructured Loans For the Nine Months Ended
	September 30, 2013			September 30, 2012
With no related allowance recorded:	Average Recorded Investment		Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial		$811,773	$25,437	$150,579	$7,979
Commercial Real Estate		2,206,032	124,012	8,980,237	354,630
Consumer Real Estate		310,113	10,180	314,389	9,315
Consumer Other		—	—	—	—

Total		$3,327,918	$159,629	$9,445,205	$371,924

With an allowance recorded:	$
Commercial		1,226,085	$44,758	$1,271,851	$47,469
Commercial Real Estate		2,176,966	57,605	438,821	14,655
Consumer Real Estate		873,284	25,817	849,118	26,872
Consumer Other		47,744	1,710	49,572	1,951

Total		$4,324,079	$129,890	$2,609,362	$90,947
Grand Total		7,651,997	289,519	12,054,567	462,871

The following table illustrates credit risks by category and internally assigned grades at September 30, 2013 and December 31, 2012.

September 30, 2013
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$52,845,940	$1,071,881	$97,311,970	$50,563,982	$3,967,506	$205,761,279
Watch	2,432,124	—	2,378,723	1,986,480	167,443	6,964,770
OAEM	341,321	463,017	1,534,350	717,912	112,026	3,168,626
Sub-Standard	2,459,815	—	4,818,799	1,309,930	127,863	8,716,407
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$58,079,200	$1,534,898	$106,043,842	$54,578,304	$4,374,838	$224,611,082

December 31, 2012
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$47,803,837	$1,806,765	$94,779,321	$41,738,572	$4,197,256	$190,325,751
Watch	4,551,804	—	2,554,099	2,971,631	344,583	10,422,117
OAEM	561,563	469,767	4,957,130	650,412	205,638	6,844,510
Sub-Standard	1,747,082	—	6,284,865	1,342,839	161,460	9,536,246
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$54,664,286	$2,276,532	$108,575,415	$46,703,454	$4,908,937	$217,128,624

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category for the three and nine months ended September 30, 2013 and 2012, respectively, and December 31, 2012. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors in Management’s Discussion and Analysis.

For the Three Months Ended September 30, 2013
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,463,641	$699,761	$846,332	$86,721	$263,460	$3,359,915
Charge-offs	—	—	—	(24,980)	—	(24,980)
Recoveries	20,070	5,849	—	793	—	26,712
Provisions	(63,485)	251,063	(214,286)	20,805	30,903	25,000
Ending Balance	1,420,226	956,673	632,046	83,339	294,363	3,386,647

As of and for the Nine Months Ended September 30, 2013
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,478,450	$584,646	$890,728	$102,953	$376,067	$3,432,844
Charge-offs	(235,016)	—	—	(42,811)	—	(277,827)
Recoveries	23,003	11,849	—	1,778	—	36,630
Provisions	153,789	360,178	(258,682)	21,419	(81,704)	195,000
Ending Balance	1,420,226	956,673	632,046	83,339	294,363	3,386,647
Allowance for Loan Losses Ending Balances:
Individually evaluated for impairment	1,180,169	520,246	448,060	45,076	—	2,193,551
Collectively evaluated for impairment	240,057	436,427	183,986	38,263	294,363	1,193,096
Investment in Loans Ending Balances:
Individually evaluated for impairment	1,659,845	4,560,870	1,175,206	45,076	—	7,440,997
Collectively evaluated for impairment	$56,419,355	$103,017,870	$53,403,098	$4,329,762	$—	$217,170,085

For the Three Months Ended September 30, 2012
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,551,557	$508,403	$671,337	$91,895	$518,387	$3,341,579
Charge-offs	(42,883)	—	—	(10,895)	—	(53,778)
Recoveries	2,665	3,000	—	15,349	—	21,014
Provisions	(171,358)	(192,853)	(99,832)	(15,730)	559,773	80,000
Ending Balance	1,339,981	318,550	571,505	80,619	1,078,160	3,388,815

For the Nine Months Ended September 30, 2012
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,586,510	$420,367	$450,338	$91,402	$558,267	$3,106,884
Charge-offs	(60,035)	(43,734)	(26,488)	(11,125)	—	(141,382)
Recoveries	107,633	10,229	10,000	15,451	—	143,313
Provisions	(294,127)	(68,312)	137,655	(15,109)	519,893	280,000
Ending Balance	1,339,981	318,550	571,505	80,619	1,078,160	3,388,815

As of and for the Year Ended December 31, 2012
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,586,510	$420,367	$450,338	$91,402	$558,267	$3,106,884
Charge-offs	(60,042)	(43,734)	(56,487)	(12,025)	—	(172,288)
Recoveries	109,569	13,228	10,000	15,451	—	148,248
Provisions	(157,587)	194,785	486,877	8,125	(182,200)	350,000
Ending Balance	1,478,450	584,646	890,728	102,953	376,067	3,432,844
Allowance for Loan Losses Ending Balances:
Individually evaluated for impairment	1,251,462	169,243	528,510	49,443	—	1,998,658
Collectively evaluated for impairment	226,988	415,403	362,218	53,510	376,067	1,434,186
Investment in Loans Ending Balances:
Individually evaluated for impairment	1,392,037	8,866,004	1,190,795	49,443	—	11,498,279
Collectively evaluated for impairment	$53,272,249	$101,985,943	$45,512,659	$4,859,494	$—	$205,630,345

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $1,442,377 and $1,618,278 at September 30, 2013 and December 31, 2012, respectively, and are illustrated in the following table. At September 30, 2013 and December 31, 2012, all restructured loans were performing as agreed.

Modification
As of September 30, 2013
	Number of Contracts	Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$113,513
Commercial Real Estate	3	$1,220,539
Commercial Real Estate Construction	—	$—
Consumer Real Estate –Prime	1	$108,325
Consumer Real Estate-Subprime	—	$—
Consumer Other	—	$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—
Commercial Real Estate	—	$—
Commercial Real Estate Construction	—	$—
Consumer Real Estate -Prime	—	$—
Consumer Real Estate-Subprime	—	$—
Consumer Other	—	$—

Modification
As of December 31, 2012
	Number of Contracts	Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$134,814
Commercial Real Estate	3	$1,371,983
Commercial Real Estate Construction	—	$—
Consumer Real Estate –Prime	1	$111,481
Consumer Real Estate-Subprime	—	$—
Consumer Other	—	$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—
Commercial Real Estate	—	$—
Commercial Real Estate Construction	—	$—
Consumer Real Estate -Prime	—	$—
Consumer Real Estate-Subprime	—	$—
Consumer Other	—	$—

There were no additional loans identified as a TDR during the nine months ended September 30, 2013.

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

 Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. The Company believes it has no uncertain tax positions as of September 30, 2013.

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

On June 27, 2013, the Executive Committee granted options to purchase an aggregate of 5,000 shares to five employees. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 3.98%, historical volatility 36.34%, risk free interest rate of 2.49%, and an expected life of ten years. There were no other options granted during the period ended September 30, 2013.

On June 28, 2012, the Executive Committee granted options to purchase an aggregate of 9,000 shares to five employees. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 3.97%, historical volatility 33.94%, risk free interest rate of 1.60%. On September 24, 2012, the Board of Director’s granted options to purchase 2,500 shares to one employee. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 3.97%, historical volatility 33.94%, risk free interest rate of 1.74%. All 11,500 shares have an expected life of ten years.

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

The following is a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plan for the three and nine months ended September 30, 2013 and the three and nine months ended September 30, 2012.

Three Months Ended September 30, 2013	Options	Weighted Average Exercise Price

Balance at July1, 2013	166,075	$11.35
Forfeited	(750)	10.77
Exercised	(2,500)	10.42
Balance at September 30, 2013	162,825	$11.37

Nine months Ended September 30, 2013	Options	Weighted Average Exercise Price

Balance at January 1, 2013	174,467	$11.20
Granted	5,000	12.84
Forfeited	(6,850)	11.47
Exercised	(9,792)	9.02
Balance at September 30, 2013	162,825	$11.37

Three months Ended September 30, 2012	Options	Weighted Average Exercise Price

Balance at July1, 2012	175,467	$11.25
Granted	2,500	12.00
Balance at September 30, 2012	177,967	$11.26

Nine months Ended September 30, 2012	Options	Weighted Average Exercise Price

Balance at January1, 2012	168,266	$11.23
Granted	11,500	11.30
Forfeited	(500)	10.77
Exercised	(1,299)	8.54
Balance at September 30, 2012	177,967	$11.26

Options exercisable at September 30, 2013	13,915	$14.79

NOTE 8: Shareholders' Equity

There were issued and outstanding 4,456,028 shares (net of treasury shares) of 12,000,000 authorized shares of common stock of the Company at September 30, 2013. The common stock of the Company is traded on The NASDAQ Capital Market under the trading symbol “BKSC”. The following table sets forth the high and low sales price information as reported on NASDAQ for the quarters ending September 30, 2013 and 2012

	High	Low	Dividends Declared
2013
Quarter ended March 31, 2013	$12.46	$10.72	$.12
Quarter ended June 30, 2013	$13.50	$12.00	$.12
Quarter ended September 30, 2013	$14.30	$12.83	$.13

2012
Quarter ended March 31, 2012	$11.80	$10.10	$.11
Quarter ended June 30, 2012	$12.00	$11.05	$.11
Quarter ended September 30, 2012	$12.50	$11.10	$.11

Income per common share for the three and nine months ended September 30, 2013 and for the three and nine months ended September 30, 2012 was calculated as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$1,064,177

Basic income available to common shareholders	$1,064,177	4,454,669	$.24

Effect of dilutive options		—

Diluted income available to common shareholders	$1,064,177	4,454,669	$.24

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$3,107,056

Basic income available to common shareholders	$3,107,056	4,450,997	$.70

Effect of dilutive options		—

Diluted income available to common shareholders	$3,107,056	4,450,997	$.70

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$893,662

Basic income available to common shareholders	$893,662	4,446,239	$.20

Effect of dilutive options		—

Diluted income available to common shareholders	$893,662	4,446,239	$.20

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$2,674,655

Basic income available to common shareholders	$2,674,655	4,445,570	$.60

Effect of dilutive options		—

Diluted income available to common shareholders	$2,674,655	4,445,570	$.60

The Basic shares outstanding were greater than the dilutive shares outstanding and therefore, there was no effect from the dilutive shares during the three and nine months ended September 30, 2013 and 2012, respectively.

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

Comprehensive income totaled $540,560 and $1,037,857 for the three months ended September 30, 2013 and September 30, 2012, respectively, and $2,005,734 and $3,078,101 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 are as follows:

Balance at September 30, 2013
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Note	$6,133,594	$—	$—	$6,133,594
Government Sponsored Enterprises	$—	$31,073,567	$—	$31,073,567
Municipal Securities	$—	$33,583,014	$—	$33,583,014
Total	$6,133,594	$64,656,581	$—	$70,790,175

Balance at December 31, 2012
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Note	$6,213,750	$—	$—	$6,213,750
Government Sponsored Enterprises	$—	$18,344,032	$—	$18,344,032
Municipal Securities	$—	$33,956,434	$—	$33,956,434
Total	$6,213,750	$52,300,466	$—	$58,514,216

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

In accordance with this standard, the fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 12 to 18 months old may request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically as an example, in situations where the collateral on a nonperforming commercial real estate loan is out of the Company’s primary market area, management would typically order an independent appraisal immediately, at the earlier of the date the loan becomes nonperforming or immediately following the determination that the loan is impaired. However, as a second example, on a nonperforming commercial real estate loan where management is familiar with the property and surrounding areas and where the original appraisal value far exceeds the recorded investment in the loan, management may perform an internal analysis whereby the previous appraisal value would be reviewed considering recent current conditions, and known recent sales or listings of similar properties in the area, and any other relevant economic trends. This analysis may result in the call for a new appraisal. These valuations are reviewed and updated on a quarterly basis.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2013 and December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records the impaired loan as nonrecurring Level 3.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of September 30, 2013 and December 31, 2012, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2013 and twelve months ended December 31, 2012.

September 30, 2013
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$5,247,446	$5,247,446
Mortgage loans held for sale	—	5,859,979	—	5,859,979
Total	$—	$5,859,979	$5,247,446	$11,107,425

December 31, 2012
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Impaired loans	$—	$—	$9,499,621	$9,499,621
Mortgage loans held for sale	—	18,479,878	—	18,479,878
Total	$—	$18,479,878	$9,499,621	$27,979,499

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs
Nonrecurring measurements:
Impaired Loans	Discounted Appraisals	Collateral Discounts	0-25%

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

c. Loans

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans by the Company at September 30, 2013 and December 31, 2012, approximate market.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments as of September 30, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

September 30, 2013
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets Loans	$224,611,082	$224,748,146	$—	$—	$224,748,146
Financial Instruments- Liabilities Deposits	$298,500,597	$298,516,998	$—	$298,516,998	$—

December 31, 2012
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets Loans	$217,128,624	$217,432,537	$—	$—	$217,432,537
Financial Instruments- Liabilities Deposits	$291,073,843	$291,094,742	$—	$291,094,742	$—

	September 30, 2013
	Notional Amount	Fair Value
Off Balance Sheet Financial
Instruments:

Commitments to extend credit	$60,638,792	$—
Standby letters of credit	594,766	—

	December 31, 2012
	Notional Amount	Fair Value
Off Balance Sheet Financial
Instruments:

Commitments to extend credit	$51,444,731	$—
Standby letters of credit	749,712	—

NOTE 11: Recently Issued Accounting Pronouncements
The following is a summary of recent authoritative pronouncements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders' equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments became effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have any impact on the Company's financial statements.

On February 28, 2013, the FASB amended the liabilities topic to address obligations resulting from joint and several liability arrangements. The guidance addresses recognition of financial commitments arising from joint and several liability arrangements. Specifically, the amendments require recognition of financial commitments arising from loans, contracts, and legal rulings if the Company can be held liable for the entire claim. The amendments will be effective for the Company for reporting periods beginning after December 15, 2013. These amendments will not have any impact on the Company's financial statements.

On April 22, 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. These amendments will not have any impact on the Company's financial statements.

On July 18, 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments will be effective for the Company for reporting periods beginning after December 15, 2013. These amendments will not have any impact on the Company's financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

ITEM 2

 MANAGEMENT'S DISCUSSION AND ANALYSIS

 OR PLAN OF OPERATION

Management's discussion and analysis is included to assist shareholders in understanding the Company's financial condition, results of operations, and cash flow. This discussion should be reviewed in conjunction with the consolidated financial statements (unaudited) and notes included in this report and the supplemental financial data appearing throughout this report. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this quarterly report contain certain "forward-looking statements" concerning the future operations of the Bank of South Carolina Corporation. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1996 and is including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all "forward-looking statements" contained in this Form 10-Q. The Company has used "forward-looking statements" to describe future plans and strategies including its expectations of the Company's future financial results. The following are cautionary statements. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. A variety of factors may affect the operations, performance, business strategy and results of the Company including, but not limited to the following:

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

These risks are exacerbated by the development over the last five years in national and international financial markets, and Management is unable to predict what effect continued uncertainty in market conditions will have on the Company. There can be no assurance that the unprecedented developments experienced over the last five years will not materially and adversely affect the Company's business, financial condition and results of operations

All forward-looking statements in this report are based on information available to the Company as of the date of this report. Although Management believes that the expectations reflected in the forward-looking statements are reasonable, Management cannot guarantee that these expectations will be achieved. The Company will undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward looking statements.

Overview

Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $334.2 million in assets as of September 30, 2013 and net income of $1,064,177 and $3,107,056 for the three and nine months ended September 30, 2013, respectively. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank's original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of the Company's financial condition as of September 30, 2013 as compared to December 31, 2012 and the results of operations for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. The discussion and analysis identifies significant factors that have affected the Company's financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

The Company derives most of its income from interest on loans and investments (interest bearing assets). The primary source of funding for making these loans and investments is the Company's interest and non-interest bearing deposits. Consequently, one of the key measures of the Company's success is the amount of net interest income, or the difference between the income on interest earning assets, such as loans and investments, and the expense on its interest bearing liabilities, such as deposits. Another key measure is the spread between the yield the Company earns on these interest bearing assets and the rate the Company pays on its interest bearing liabilities.

There are risks inherent in all loans; therefore, the Company maintains an allowance for loan losses to absorb estimated losses on existing loans that may become uncollectible. The Company established and maintains this allowance based on a methodology representing the environment it operates within. For a detailed discussion on the allowance for loan losses see "Allowance for Loan Losses".

In addition to earning interest on loans and investments, the Company earns income through fees and other expenses charged to customers. The various components of non-interest income as well as non-interest expense are described in the following discussion.

For nine months ended September 30, 2013, the Bank has paid $1,615,000 to the Company for dividend payments compared to $1,540,000 paid for the nine months ended September 30, 2012.

CRITICAL ACCOUNTING POLICIES

The Company has adopted various accounting policies that govern the application of principles generally accepted in the United States and with general practices within the banking industry in the preparation of its financial statements. The Company's significant accounting policies are described in the footnotes to its unaudited consolidated financial statements as of September 30, 2013 and its notes included in the consolidated financial statements in its 2012 Annual Report on Form 10-K as filed with the SEC.

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

The Company considers its policies regarding the allowance for loan losses to be its most subjective accounting policy due to the significant degree of management judgment. The Company has developed what it believes to be appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which were not known by management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company's allowance for loan losses and related matters, see "Allowance for Loan Losses."

BALANCE SHEET

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks and items in process of collection. Total cash and cash equivalents increased 2.68% or $832,694 to $31,874,542 at September 30, 2013, from $31,041,848 at December 31, 2012. This increase was primarily due to the growth of the Company's core deposits.

Regulations set by the Federal Reserve require the Company to maintain certain average cash reserve balances. For the year ended December 31, 2012 the average reserve requirement was $700,000. For the nine months ended September 30, 2013 the reserve requirement was satisfied by vault cash resulting in a zero reserve requirement at the Federal Reserve.

 LOANS

 The Company focuses its lending activities on small and middle market businesses, professionals and individuals in its geographic markets. At September 30, 2013, outstanding loans (plus deferred loan fees of $63,472) totaled $224,611,082 which equaled 75.25% of total deposits and 67.21% of total assets. Substantially all loans were to borrowers located in the Company's market areas in the counties of Charleston, Dorchester and Berkeley in South Carolina.

Because lending activities comprise such a significant source of revenue, the Company's main objective is to adhere to safe and sound lending practices. The Loan Committee of the Board of Directors meets monthly to evaluate the adequacy of the Allowance for Loan Losses and to review all loans resulting in credit exposure of $10,000 or more.

The breakdown of total loans by type and the respective percentage of total loans are as follows:

	September 30,		December 31,
	2013	2012	2012
Commercial loans	$58,079,200	$53,344,845	$54,664,286
Commercial real estate:
Commercial real estate construction	1,534,898	3,978,339	2,276,532
Commercial real estate other	106,043,842	107,681,860	108,575,415
Consumer:
Consumer real estate	54,578,304	44,509,517	46,703,454
Consumer other	4,374,838	4,184,333	4,908,937
	224,611,082	213,698,894	217,128,624
Allowance for loan losses	(3,386,647)	(3,388,815)	(3,432,844)

Loans, net	$221,224,435	$210,310,079	$213,695,780

Percentage of Loans	September 30,		December 31,
	2013	2012	2012
Commercial loans	25.86%	24.96%	25.18%
Commercial real estate construction	0.68%	1.86%	1.05%
Commercial real estate other	47.21%	50.39%	50.00%
Consumer real estate	24.30%	20.83%	21.51%
Consumer other	1.95%	1.96%	2.26%

Total	100.00%	100.00%	100.00%

The Company's customers indicate that business conditions are improving; however, loan demand continues to remain low.

INVESTMENT SECURITIES AVAILABLE FOR SALE

The Company uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. Management believes that maintaining its securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on investments at September 30, 2013 was 2.23% compared to 2.34% at September 30, 2012, and 2.46% at December 31, 2012. The fair value of the investments available for sale at September 30, 2013, September 30, 2012 and December 31, 2012 and percentage of each category to total investments are as follows:

	INVESTMENT PORTFOLIO

	September 30, 2013	September 30, 2012	December 31, 2012
US Treasury Notes	$6,133,594	$6,240,938	$6,213,750
Government-Sponsored Enterprises	31,073,567	18,446,092	18,344,032
Municipal Securities	33,583,014	34,275,641	33,956,434
	$70,790,175	$58,962,671	$58,514,216

US Treasury Notes	8.66%	10.59%	10.62%
Government-Sponsored Enterprises	43.90%	31.28%	31.35%
Municipal Securities	47.44%	58.13%	58.03%
	100.00%	100.00%	100.00%

All investment securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at September 30, 2013 and 2012, and at December 31, 2012. The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

The amortized cost and fair value of investment securities available for sale are summarized as follows as of September 30, 2013 and December 31, 2012:

	SEPTEMBER 30, 2013
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,056,316	$77,278	$—	$6,133,594
Government-Sponsored Enterprises	30,868,129	373,743	168,305	31,073,567
Municipal Securities	32,121,652	1,622,715	161,353	33,583,014

Total	$69,046,097	$2,073,736	$329,658	$70,790,175

	DECEMBER 31, 2012
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,097,750	$116,000	$—	$6,213,750
Government-Sponsored Enterprises	17,822,858	521,174	—	18,344,032
Municipal Securities	31,101,401	2,858,625	3,592	33,956,434

Total	$55,022,009	$3,495,799	$3,592	$58,514,216

The amortized cost and fair value of investment securities available for sale at September 30, 2013, and December 31, 2012, by contractual maturity are as follows:

September 30, 2013
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$4,958,664	$5,004,027
Due in one year to five years	42,493,578	43,175,390
Due in five years to ten years	12,336,324	13,133,612
Due in ten years and over	9,257,531	9,477,146

Total	$69,046,097	$70,790,175

December 31, 2012
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$2,331,067	$2,336,933
Due in one year to five years	32,183,058	33,321,740
Due in five years to ten years	11,407,945	12,718,115
Due in ten years and over	9,099,939	10,137,428

Total	$55,022,009	$58,514,216

The fair value of investment securities available for sale with unrealized losses at September 30, 2013, and December 31, 2012, are as follows:

SEPTEMBER 30, 2013
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government-Sponsored Enterprises	$7,341,246	168,305	—	—	7,341,246	168,305
Municipal Securities	5,290,152	160,965	403,928	388	5,694,080	161,353
Total	$12,631,398	$329,270	$403,928	$388	$13,035,326	$329,658

	DECEMBER 31, 2012
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal Securities	$1,973 ,303	$3,592	$—	$—	$1,973 ,303	$3,592

At September 30, 2013, there were thirteen Municipal Securities and two Government-Sponsored Enterprises with an unrealized loss of $161,353 and $168,305, respectively, as compared to one Municipal Security with an unrealized loss of $3,592 at December 31, 2012. The unrealized losses on investments were caused by interest rate increases. One Municipal Security with an unrealized loss of $388 has been impaired for more than twelve months and is therefore considered to be other-than-temporarily impaired. However, the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company has the ability to hold these investments until a market price recovery or maturity.

DEPOSITS

Deposits remain the Company's primary source of funding for loans and investments. Average interest bearing deposits provided funding for 64.46% of average earning assets for the nine months ended September 30, 2013, and 66.07% for the twelve months ended December 31, 2012. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

Deposits by Type
	September 30,		December 31,
	2013	2012	2012
Non-interest bearing demand	$84,183,274	$78,713,939	$83,447,675
Interest bearing demand	80,272,644	61,627,515	77,441,588
Money market accounts	52,805,022	57,298,746	54,450,828
Certificates of deposit $100,000 and over	46,304,844	41,507,596	40,903,886
Other time deposits	15,514,359	16,069,951	15,909,164
Other savings deposits	19,420,454	17,727,362	18,920,702

Total Deposits	$298,500,597	$272,945,109	$291,073,843

Deposits by Percentage
Percentage of Deposits	September 30,		December 31,
	2013	2012	2012
Non-interest bearing demand	28.20%	28.84%	28.67%
Interest bearing demand	26.89%	22.58%	26.60%
Money Market accounts	17.69%	20.99%	18.71%
Certificates of deposit $100,000 and over	15.51%	15.21%	14.05%
Other time deposits	5.20%	5.89%	5.47%
Other savings deposits	6.51%	6.49%	6.50%

Total Deposits	100.00%	100.00%	100.00%

Deposits increased 9.36% from September 30, 2012 to September 30, 2013 and increased 2.55% from December 31, 2012 to September 30, 2013.

Deposits increased as the result of business development efforts and not as a result of the Company offering special rates. The Company does not have any internet or brokered deposits.

SHORT-TERM BORROWINGS

At September 30, 2013 and December 31, 2012, the Company had no outstanding federal funds purchased with the option to borrow up to $19,000,000 on short term lines of credit. In March 2012, the Company established a $6 million REPO Line with Raymond James. There have been no borrowings under this agreement. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. The Company established this arrangement as an additional source of liquidity. As of September 30, 2013 and December 31, 2012 the Company could borrow up to $65.3 million and $62.6 million, respectively. There have been no borrowings under this arrangement.

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012

Net income increased $170,515 or 19.08% to $1,064,177, or basic and diluted earnings per share of $.24 and $.24, respectively, for the three months ended September 30, 2013, from $893,662, or basic and diluted earnings per share of $.20 and $.20, respectively, for the three months ended September 30, 2012. The increase was primarily due to an increase in interest and fees on loans, an increase in interest and dividends on investment securities, an increase in mortgage banking income, coupled with a decrease in both cost of funds and other operating expenses.

Net Interest Income

Net interest income increased $119,453 or 3.99% to $3,111,018 for the three months ended September 30, 2013 from $2,991,565 for the three months ended September 30, 2012. Net interest income is a primary source of revenue. Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on interest earning assets and the rates paid on interest bearing liabilities, the relative amounts of interest earning assets and interest bearing liabilities, and the degree of mismatch and maturity and repricing characteristics of its interest earning assets and interest bearing liabilities. The increase in net interest income was primarily due to an increase in interest and fees on loans and an increase in interest and dividends from investment securities. Interest and fees on loans increased primarily due an increase of $10.9 million or 5.11% in outstanding loans from $213,698,894 for the three months ended September 30, 2012, to $224,611,082 for the three months ended September 30, 2013. Average loans increased $8.9 million or 4.10% to $227,805,996 for the three months ended September 30, 2013, from $218,840,840 for the three months ended September 30, 2012. Meanwhile, the yield on average loans decreased 9 basis points from 4.99% for the three months ended September 30, 2012 to 4.90% for the three months ended September 30, 2013. Loan demand is increasing as the economy in the Company's market continues to improve.

The Company also experienced an increase of $52,173 on interest and dividends earned on investment securities. Average investments increased $14.4 million or 25.37% to $71,153,786 for the three months ended September 30, 2013, from $56,754,071 for the three months ended September 30, 2012. The yield on the average investments decreased 19 basis points from 2.33% at September 30, 2012 to 2.14% at September 30, 2013. Average interest bearing assets increased $14.5 million for the three months ended September 30, 2013 to $321,726,483 from $307,271,547 for the three months ended September 30, 2012. Average interest bearing deposits decreased $8.9 million or 28.13%, to $22,766,701 for the three months ended September 30, 2013, from $31,676,636 for the three months ended September 30, 2012.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. The adequacy of the allowance for loan losses (the "allowance") is reviewed monthly by the Loan Committee and on a quarterly basis by the Board of Directors. For purposes of this analysis, adequacy is defined as a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented. The methodology employed for this analysis has had various modifications since 2007 to better reflect the economic environment and to implement regulatory guidance. This allowance is reviewed on a monthly basis by Credit Personnel (who has no lending authority nor complete the allowance). In addition, the allowance is validated on a periodic basis by the Company's Risk Manager. The revised methodology is based on a Reserve Model that is comprised of the three components listed below:

1)	Specific Reserve analysis for impaired loans based on Financial Accounting Standards Board (FASB) ASC 310-10, "Accounting by Creditors for Impairment of a Loan."

2)	General reserve analysis applying historical loss rates based on FASB ASC 450-20, "Loss Contingencies."

3)	Qualitative or environmental factors.

Loans are reviewed for impairment on a quarterly basis if any of the following criteria are met:

1)	Any loan on non-accrual

2)	Any loan that is a troubled debt restructuring

3)	Any loan over 60 days past due

4)	Any loan rated sub-standard, doubtful, or loss

5)	Excessive principal extensions are executed

6)	If the Bank is provided information that indicates the Bank will not collect all principal and interest as scheduled

The aforementioned methodology applies to both secured and unsecured loans, yet it does not apply to large groups of smaller balance loans that are collectively evaluated. Impairment is measured by the present value of the future cash flow discounted at the loan's effective interest rate, or, alternatively the fair value of the collateral if the loan is collateral dependent. An impaired loan may not represent an expected loss.

A general reserve analysis is performed on all loans, excluding impaired loans. This analysis includes a pool of loans that are reviewed for impairment but are not found to be impaired. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. The three year historical loss percentage was .19% and .22% at September 30, 2013 and September 30, 2012, respectively.

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

c.	Maintenance of financial information risk

The sum of each component's analysis results represents the "estimated loss" within the Company's total portfolio.

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans and overmargined real estate lending. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Sizable unsecured principal balances on a non-amortizing basis are monitored. Although the vast majority of the Company's real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to the Company's ability to realize on the collateral. Given the contraction in real estate values, the Company closely monitors loan to value. The maximum collateral advance rate is 80% on all real estate transactions, with the exception of raw land at 65% and land development at 70%.

Occasionally, the Company extends credit beyond its normal collateral advance margins in real estate lending. Although infrequent, the aggregate of these loans represent a notable part of the Company's portfolio. Accordingly these loans are monitored and the balances reported to the Board every quarter. An excessive level of this practice (as a percentage of capital) could result in additional regulatory scrutiny, competitive disadvantages and potential losses if forced to convert the collateral. The consideration of overmargined real estate loans directly relates to the capacity of the borrower to repay. Management often requests additional collateral to bring the loan to value ratio within the policy guidelines and also requires a strong secondary source of repayment in addition to the primary source of repayment.

Although significantly under the threshold of 100% of capital (currently approximately $34 million), the Company's list and number of over-margined real estate loans currently totals approximately $20.1 million or approximately 9.09% of its loan portfolio at September 30, 2013 compared to $14.3 million or approximately 6.59% of the loan portfolio at September 30, 2012. This increase was primarily due to the reappraisal of collateral supporting twelve loans at the time of their renewal. While over margined, these loans are performing as agreed.

A credit rating matrix is used to rate all extensions of credit and to provide a more specified picture of the risk each loan poses to the quality of the loan portfolio. There are eight possible ratings used to determine the quality of each loan based on nine different qualifying characteristics: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance, and the borrower's leverage position. The matrix is designed to meet management's standards and expectations of loan quality. One hundred percent of the Company's loans are graded.

National and local economic trends and conditions are constantly changing and result in both positive and negative impact on borrowers. Most macroeconomic conditions are not controllable by the Company and are incorporated into the qualitative risk factors. Natural and environmental disasters, wars and the recent fallout of the subprime lending market as well as problems in the traditional mortgage market are a few of the trends and conditions that are currently affecting the national and local economies. Changes in the national and local economy have impacted borrowers' ability, in many cases, to repay loans in a timely manner. On occasion a loan's primary source of repayment (i.e., personal income, cash flow, or lease income) may be eroded as a result of unemployment, lack of revenues, or the inability of a tenant to make rent payments.

The quality of the Company's loan portfolio is contingent upon its risk selection and underwriting practices. Every credit with over $100,000 in exposure is summarized by the Bank's Credit Department and reviewed by the Loan Committee on a monthly basis. The Board of Directors reviews credits over $500,000 monthly with an annual credit analysis conducted on these borrower's upon the receipt of updated financial information. Prior to any extension of credit, every significant commercial loan goes through sound credit underwriting. The Credit Department conducts detailed cash flow analysis on each proposal using the most current financial information. Relevant trends and ratios are evaluated.

The Company has over 350 years of lending management experience among twelve members of its lending staff. In addition to the lending staff the Company has an Advisory Board for each branch comprised of business and community leaders from the specific branch's market area. An additional Advisory Board was created during the year ended December 31, 2012, to support the Company's business efforts in the North Charleston area of South Carolina. The Bank recently announced its intention to open a branch in North Charleston, South Carolina on Highway 78 and Ingleside Boulevard. Management meets with these boards quarterly to discuss the trends and conditions in each respective market. Management is aware of the many challenges currently facing the banking industry. As other banks look to increase earnings in the short term, the Company will continue to emphasize the need to maintain its safe and sound lending practices and core deposit growth.

There continues be an influx of new banks over the last several years within the Company's geographic area. This increase has decreased the local industry's overall margins as a result of pricing competition. Management believes that the borrowing base of the Company is well established and therefore unsound price competition is not necessary.

The risks associated with the effects of changes in credit concentration include loan concentration, geographic concentration and regulatory concentration.

As of September 30, 2013, there were only four Standard Industrial Code groups that comprised more than 2% of the Bank's total outstanding loans. The four groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, and legal services.

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

The majority of the Company's loan portfolio is collateralized with a variety of its borrower's assets. The execution and monitoring of the documentation to properly secure the loan is the responsibility of the Company's lenders and Loan Department. The Company requires insurance coverage naming the Company as the mortgagee or loss payee. Although insurance risk is also considered collateral documentation risk, the actual coverage, amounts of coverage and increased deductibles are important to management. Recent legislation passed by Congress address the need for reform to the National Flood Insurance Program. This legislation, known as the Biggert Waters Flood Insurance Reform and Modernization Act of 2012, has resulted in significant unintended consequences causing dramatic increases in the cost of flood insurance coverage and its potential unaffordability. Given the recent actions, the ultimate consequences are not completely known; however, efforts are being made to revise the current law to bring in line more appropriate changes. Management will continue to monitor the effects of the legislation and its ultimate impact on the Bank.

Risk includes a function of time during which the borrower's financial condition may change; therefore, keeping financial information up to date is important to the Company. The policy of the Company is that all new loans, regardless of the customer's history with the Company, should have updated financial information. In addition, the Company is monitoring appraisals closely as real estate values continue to fluctuate.

Based on the evaluation described above, the Company recorded a provision for loan loss of $25,000 for the three months ended September 30, 2013 compared to $80,000 for the three months ended September 30, 2012. At September 30, 2013 the three year average loss ratios were: .135% Commercial, .595% Consumer, ..054% 1-4 Residential, .000% Real Estate Construction and .142% Real Estate Mortgage. The three year historical loss ratio used at September 30, 2013 was .19% compared to .22% at September 30, 2012.

During the three months ended September 30, 2013 charge-offs of $24,980 and recoveries of $26,712 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $3,386,647 or 1.51% of total loans at September 30, 2013, compared to charge-offs of $53,778 and recoveries of $21,014 resulting in an allowance for loan losses of $3,388,815 or 1.59% of total loans at September 30, 2012.

The Bank had impaired loans totaling $7,440,997 as of September 30, 2013 compared to $11,841,787 at September 30, 2012. The decrease in impaired loans between the periods was primarily due to the payoff of three impaired loans during the first six months of 2013, in the amount of $4.05 million. At September 30, 2013 and 2012 the impaired loans include non-accrual loans with balances of $1,571,566 and $3,488,400, respectively. The Bank had five restructured loans ("TDR") at September 30, 2013 and five restructured loans at September 30, 2012. According to GAAP, the Bank is required to account for certain loan modifications or restructuring as a troubled debt restructuring, when appropriate. In general, the modification or restructuring of a debt is considered a TDR if the Bank, for economic or legal reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider. At September 30, 2013 the five restructured loans had an aggregate balance of $1,442,377 compared to the five restructured loans with an aggregate balance of $2,655,556 at September 30, 2012. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of 6 to 9 months, they are reviewed individually by management to determine if they should be returned to accrual status. There was one loan over 90 days past due still accruing interest at September 30, 2013 and no loans over 90 days past due still accruing interest at September 30, 2012.

Net recoveries for the three months ended September 30, 2013, were $1,732 as compared to net charge-offs of $32,764 for the three months ended September 30, 2012. Although uncertainty in the economic outlook still exists, management believes loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The following table represents the net charge-offs by loan type.

Net Charge-Offs For the Three Months Ended
	September 30, 2013	September 30, 2012
Commercial Loans	$20,070	$(40,218)
Commercial Real Estate	5,849	3,000
Consumer real estate	—	—
Consumer other	(24,187)	4,454
Total	$1,732	$(32,764)

The Company had $294,363, in unallocated reserves at September 30, 2013 related to other inherent risk in the portfolio compared to unallocated reserves of $1,078,160 at September 30, 2012. Management believes this amount is appropriate and properly supported through the environmental factors of its allowance for loan losses. Management believes the allowance for loan losses at September 30, 2013 is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

The following table presents a breakdown of the allowance for loan losses as of September 30, 2013 and 2012, respectively.

	September 30, 2013		September 30, 2012
	Allowance by loan type	Percentage of loans to total loans	Allowance by loan type	Percentage of loans to total loans
Commercial Loans	$1,420,226	26%	$1,339,981	25%
Commercial Real Estate	956,673	47%	318,550	52%
Consumer real estate	632,046	25%	571,505	21%
Consumer other	83,339	2%	80,619	2%
Unallocated	294,363	—	1,078,160	—
Total	$3,386,647	100%	$3,338,815	100%

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. No provision was recorded during the three months ended September 30, 2013 or the three months ended September 30, 2012, resulting in no change to the balance of $20,825.

Non-Interest Income

Non-interest income for the three months ended September 30, 2013, increased $54,266 or 9.52% to $624,447 from $570,181 for the three months ended September 30, 2012. This increase is primarily due to an increase in mortgage banking income of $45,255 or 13.68% to $375,981 for the three months ended September 30, 2013 as compared to $330,726 for the three months ended September 30, 2012. Mortgage loan originations for the three months ended September 30, 2013 decreased $12.2 million to $17.7 million from $29.9 million for the three months ended September 30, 2012. With the increase in mortgage interest rates, it appears that the refinancing boom has begun to taper off and a larger percentage of the mortgage originations are purchase transactions.

Non-Interest Expense

Non-interest expense increased $5,989 or .28% to $2,162,238 for the three months ended September 30, 2013, from $2,156,249 for the three months ended September 30, 2012. This increase was primarily due to an increase in salaries and employee benefits and net occupancy expenses, offset by a decrease in other operating expenses. Wages increased $36,535 or 3.73% from $979,056 for the three months ended September 30, 2012 to $1,015,591 for the three months ended September 30, 2013, as a result of annual merit increases and the addition of a risk management officer and a mortgage loan originator. In addition, workers compensation insurance increased $13,803 or 335.92% due to an audit performed by the insurance carrier on the prior year's coverage. These increases were offset by decreases in employee meals and an increase in deferred direct loan cost (the employee cost for each loan). Net occupancy expense increased $15,612 or 4.51% to $361,427 for the three months ended September 30, 2013, from $345,815 for the three months ended September 30, 2012. Rent increases annually on June 1st for the Bank's Summerville branch. In addition, the Bank's mortgage department moved to a larger office space resulting in an increase of $1,905 in monthly rental expense. This move occurred in August 2013. Data processing fees decreased $23,376 or 16.63% for the three months ended September 30, 2013. This decrease was primarily a result of price negotiations. The expense for courier service also decreased $15,389 or 37.68% as the result of offering remote deposit capture to business customers which reduced the need for customer deposit pick-ups.

Income Tax Expense

For the three months ended September 30, 2013, the Company's effective tax rate was 31.26% compared to 32.58% during the three months ended September 30, 2012.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

Net income increased $432,401 or 16.17% to $3,107,056 or basic and diluted earnings per share of $.70 and $.70, respectively, for the nine months ended September 30, 2013 from $2,674,655 or basic and diluted of $.60 and $.60, respectively, for the nine months ended September 30, 2012. The increase in net income between periods is primarily due to an increase in interest and fees on loans, an increase in interest and dividends on investment securities, an increase in mortgage banking income and a decrease in the cost of funds and other operating expenses. For further discussion see "Net Interest Income", "Non-Interest Income" and "Non-Interest Expense".

Average earning assets were $320,580,468 for the nine months ended September 30, 2013, an increase of $9.2 million or 2.94% from $311,412,548 for the nine months ended September 30, 2012. Average loans increased $7.5 million or 3.44% to $226,007,714 for the nine months ended September 30, 2013 as compared to $218,500,480 for the nine months ended September 30, 2012. Average investments increased $5.8 million or 10.05% to $63,426,118 for the nine months ended September 30, 2013 from $57,635,955 for the nine months ended September 30, 2012. The average balance of other interest bearing deposits decreased $4.1 million or 11.71% to $31,146,636 for the nine months ended September 30, 2013 from $35,276,113 for the nine months ended September 30, 2012.

Net Interest Income

Net interest income, the major component of the Company's net income, increased $266,234 or 2.97% to $9,222,757 for the nine months ended September 30, 2013 from $8,956,523 for the nine months ended September 30, 2012. This increase is primarily due to an increase of $177,403 or 2.16% in interest and fees on loans, an increase of $53,987 in interest and dividends on investment securities, as well as a decrease of $42,889 in the cost of funds. Interest and fees on loans increased primarily due to the payoff of three impaired loans totaling $4.05 million. The payoff resulted in the collection of $79,623 in non-accrual interest and fees and $36,994 in accrued interest and fees. Average loans increased $7.5 million or 3.44% as the result on an increase in loan demand due to an improving economy in the Bank's market. The yield on average loans decreased from 5.03% for the nine months ended September 30, 2012 to 4.97% for the nine months ended September 30, 2013. Interest and dividends on investment securities increased $53,987 or 5.35% to $1,063,391 for the nine months ended September 30, 2013. The yield on average investments decreased from 2.34% for the nine months ended September 30, 2012 to 2.24% for the nine months ended September 30, 2013. Interest expense decreased $42,889 or 12.21% to $308,445 for the nine months ended September 30, 2013, from $351,334 for the nine months ended September 30, 2012. The yield on average deposits decreased from ..23% for the nine months ended September 30, 2012, to .20% for the nine months ended September 30, 2013. The decrease in interest expense is primarily due to the decrease in average interest bearing deposits of $307,583 or .15% for the nine months ended September 30, 2013, as well as a decrease in interest rates.

Allowance for Loan Losses

The contribution to the allowance for loan losses for the nine months ended September 30, 2013 was $195,000 compared to $280,000 for the nine months ended September 30, 2012. Net charge-offs for the nine months ended September 30, 2013 were $241,197 compared to net recoveries of $1,931 for the nine months ended September 30, 2012. Charge-offs for the nine months ended September 30, 2013 were $277,827 with recoveries of $36,630. The contribution to the allowance for loan losses and the net charge-offs resulted in an allowance for loan losses of $3,386,647 or 1.51% of total loans at September 30, 2013.

Non-Interest Income

Non-interest income for the nine months ended September 30, 2013, increased $294,051 or 17.44% to $1,980,024 from $1,685,973 for the nine months ended September 30, 2012. This increase is primarily due to an increase in mortgage banking income of $295,392 or 30.87% to $1,252,419 for the nine months ended September 30, 2013 as compared to $957,027 for the nine months ended September 30, 2012. Mortgage loans processed and sold during the nine months ended September 30, 2013 totaled $79.8 million compared to $67.3 for the nine months ended September 30, 2012. This increase was offset by a decrease of $10,894 in other non-interest income. During the nine months ended September 30, 2012 the Company took into income $13,302 in unclaimed credits from the Federal Reserve (over 1 year old).

Non-Interest Expense

Non-interest expense decreased $23,922 or 0.37% to $6,490,673 for the nine months ended September 30, 2013, from $6,514,595 for the nine months ended September 30, 2012. This decrease was primarily due to decreases in professional legal fees, data processing fees, and courier services charges, coupled with an increase in salaries and wages. Salaries and employee benefits increased $132,801 or 3.56% from $3,729,640 for the nine months ended September 30, 2012 to $3,862,441 for the nine months ended September 30, 2013, as a result of annual merit increases and the addition of a mortgage loan originator and a risk management officer. In addition, workers compensation insurance expense increased $16,836. This increase can be attributed to an audit performed by the insurance company on the Company’s prior year’s coverage. Data processing fees decreased $110,273 or 25.24% for the nine months ended September 30, 2013. This decrease was primarily a result of price negotiations. The expense for courier services also decreased in the amount of $59,081 as the result of offering remote deposit capture to business customers which reduced the need for customer deposit pick-up. Professional legal fees decreased $50,544. For the nine months ended September 30, 2012 the Company obtained legal advice on two cases, one of which was heard by the South Carolina Supreme Court on June 19, 2012 and was ruled on in June 2013, in favor of the Company. The cost associated with these cases as well as legal review of the Company’s filings with the Securities and Exchange Commission, resulted in legal fees of $79,384 for the nine months ended September 30, 2012 as compared to $28,840 for the nine months ended September 30, 2013. The other changes in non-interest expense reflect normal fluctuations between two periods.

Income Tax Expense

For the nine months ended September 30, 2013, the Company's effective tax rate was 31.22% compared to 30.49% during the nine months ended September 30, 2012.

Off Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Company for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customer's requests for funding.

The Company's off-balance sheet arrangements consist principally of commitments to extend credit described below. The Company estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitment in other liabilities on the consolidated balance sheet. The balance of the reserve was $20,825 at September 30, 2013 and 2012. The Company had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $60,638,792 and $50,450,944 at September 30, 2013 and 2012, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company's customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2013 was $594,766 and $862,662 at September 30, 2012.

The Company originates certain fixed rate residential loans and commits these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The Company has forward sales commitments, totaling $5.9 million at September 30, 2013, to sell loans held for sale of $5.9 million. The fair value of these commitments was not significant at September 30, 2013. The Company has no embedded derivative instruments requiring separate accounting treatment.

Once the Company sells certain fixed rate residential loans, the loans are no longer reportable on the Company's balance sheet. With most of these sales, the Company has an obligation to repurchase the loan in the event of a default as defined in the loan documents. This recourse period ranges from three to nine months with unlimited recourse against the bank as a result of fraud by the borrower. The unpaid principal balance of loans sold with recourse was $21.8 million at September 30, 2013 and $32.3 million at September 30, 2012. For the nine months ended September 30, 2013 and September 30, 2012 there were no loans repurchased and no loans likely to be repurchased.

Liquidity

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. The Company's primary liquid assets accounted for 32.47% and 30.39% of total assets at September 30, 2013 and 2012, respectively. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the credit needs of its existing customers. Investment securities are an important tool in the Company's liquidity management. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned by the Bank are classified as available for sale. At September 30, 2013, the Bank had unused short-term lines of credit totaling approximately $19,000,000 (which are withdrawable at the lender's option). Additional sources of funds available to the Bank for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans for sale. In March 2012, the Company established a $6 million REPO Line with Raymond James. There have been no borrowings under this agreement. The Company has also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. As of September 30, 2013 the Company could borrow up to $65.3 million. There have been no borrowings under this arrangement.

The Company's core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. The Company closely monitors its reliance on certificates of deposit greater than $100,000 and other large deposits. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position. At September 30, 2013 and 2012, the Bank's liquidity ratio was 23.90% and 23.17%, respectively.

Capital Resources

The capital needs of the Company have been met to date through the $10,600,000 in capital raised in the Bank's initial offering, the retention of earnings less dividends paid and the exercise of stock options for total shareholders' equity at September 30, 2013 of $34,432,735. The rate of asset growth since the Bank's inception has not negatively impacted this capital base. The current risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off balance sheet risk. The current guidelines established require a minimum risk-based capital ratio of 8% for bank holding companies and banks. The risk-based capital ratio at September 30, 2013, for the Bank is 14.29% and at September 30, 2012 was 13.69%. The Company's management does not know of any trends, events or uncertainties that may result in the Company's capital resources materially increasing or decreasing.

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

Current quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of September 30, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

At September 30, 2013 and 2012, the Company and the Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as "adequately capitalized," the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company's or the Bank's category.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision's ("BCBS") capital Guidelines for US Banks. Under the final rules, minimum requirements will increase for both the quantity and quality of the capital of the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. The final rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity.

On July 9, 2013 the FDIC also approved, as an interim final rule, the regulatory capital requirements for US banks, following the actions of the Federal Reserve Bank. The FDIC's rule is identical in substance to the final rules issued by the Federal Reserve Bank.

The phase-in-period for the final rules will begin for the Company and the Bank on January 1, 2015, with full compliance with all of the final rule requirements phased in over a multi-year schedule. Management is currently evaluating the provisions of the final rules and the expected impact to the Company and the Bank. In the meantime, management intends to continue to build capital through the retention of net income.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation was carried out under the supervision and with the participation of Bank of South Carolina Corporation's management (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the "Act"), including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, of the effectiveness of Bank of South Carolina Corporation's disclosure controls and procedures as of September 30, 2013. Based on that evaluation, Bank of South Carolina Corporation's management, including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President, has concluded that Bank of South Carolina Corporation's disclosure controls and procedures are effective. During the period ending September 30, 2013, there was no change in Bank of South Carolina Corporation's internal control over financial reporting that has materially affected or is reasonably likely to materially affect, Bank of South Carolina Corporation's internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On April 8, 2013 the Company was served with a civil complaint for breach of contract. The Company's legal counsel responded to the suit. At this time the Company believes there will be no loss in the case.

In the Opinion of Management, there are no other legal proceedings pending other than routine litigation incidental to its business involving amounts which are not material to the financial condition of the Company or the Bank.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

1. The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.
Page

(1)		Consolidated Balance Sheets	3
(2)		Consolidated Statements of Income	4
(3)		Consolidated Statements of Comprehensive Income	6
(4)		Consolidated Statements of Shareholders' Equity	7
(4)		Consolidated Statements of Cash Flows	8
(5)		Notes to Consolidated Financial Statements	9-29

2. Exhibits
	2.0	Plan of Reorganization (Filed with 1995 10-KSB)
	3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
	3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
	3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2012)
	4.0	2012 Proxy Statement (Filed with 2012 10-K)
	10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
	10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
	10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
	10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
	10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with March 31, 2013 10-Q)
	10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
2010 Omnibus Stock Incentive Plan (Filed with 2010 Proxy Statement)
	10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2012 Proxy Statement)
	10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
	14.0	Code of Ethics (Filed with 2004 10-KSB)
	21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant's only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

November 8, 2013
	BY:	/s/Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	BY:	/s/Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer/
Executive Vice President

