Form 10-K
period 2013-12-31
BANK OF SOUTH CAROLINA CORP
filed 2014-03-11
CIK 1007273

U.S. SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on June 30, 2013 was: $57,895,419

As of March 1, 2014, the Registrant has outstanding 4,461,388 shares of common stock.

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

The Bank operates as an independent, community oriented, commercial bank providing a broad range of financial services and products. We have four banking house locations: 256 Meeting Street, Charleston, SC, 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC and 2027 Sam Rittenberg Boulevard, Charleston, SC. We intend to open a banking office in North Charleston, SC on Highway 78 and Ingleside Boulevard in 2015.

References to “we,” “us,” “our,” “the Bank,” or “the Company” refer to the parent and its subsidiary, that are consolidated for financial purposes.

The Company (“BKSC”) is publicly traded on the National Association of Securities Dealers Automated Quotations (NASDAQ), and is under the reporting authority of the Securities and Exchange Commission (“SEC”). All of the our electronic filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on our website, www.banksc.com, through the “Investor Relations” link. Our filings are also available through the SEC’s web site at www.sec.gov or by calling 1-800-SEC-0330.

At December 31, 2013, we employed 78 people, with 1 individual considered part time, none of whom are subject to a collective bargaining agreement. We provide a variety of benefit programs including an Employee Stock Ownership Plan and Trust, health, life, disability and other insurance. We believe our relationship with our employees is excellent.

Competition

The financial services industry is highly competitive. We face competition in attracting deposits and originating loans based upon a variety of factors including:

•	interest rates offered on deposit accounts

•	interest rates charged on loans

•	credit and service charges

•	the quality of services rendered

•	the convenience of banking facilities and other delivery channels and

•	in the case of loans, relative lending limits.

Direct competition for deposits and loans principally comes from local and national financial institutions as well as consumer and commercial finance companies, insurance companies, brokerage firms, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services, such as trust and international banking services, which we do not provide. We do, however, provide a means for clearing international checks and drafts through a correspondent bank.

By emphasizing our exceptional service levels, and knowledge of local trends and conditions, we believe the Company has developed an effective competitive advantage in our market area which includes Charleston, Berkeley and Dorchester counties of South Carolina.

Supervision and Regulation

We are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. The regulations are primarily intended to protect depositors, customers, and the integrity of the U.S. banking system and capital markets. The following information describes some of the more significant laws and regulations applicable to us. The description is qualified in its entirety by reference to the applicable laws and regulations. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and with the various bank regulatory agencies. Changes in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on our business operations and earnings.

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became effective. This law has broadly affected the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services industry, and will continue to significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank. Under the Dodd-Frank Act a broad range of new rules and regulations by various federal agencies have been implemented, and further rulemaking must be proposed and adopted which will take effect over several years. Although we have already experienced some decrease in revenue as a result of the rules implemented under the Dodd-Frank Act, the overall financial impact the Act will have on the Company, our customers or the financial industry in general remains difficult to anticipate.

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

Capital Requirements

The Federal Reserve Board imposes certain capital requirements on the Company under the Bank Holding Company Act, including a minimum leverage ratio and minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described under “Regulatory Capital Requirements” in the notes to the financial statements. The ability of the Company to pay dividends depends on the Bank’s ability to pay dividends to the Company, which is subject to regulatory restrictions as described below in “Dividends”.

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

Transactions with Affiliates and Insiders

We are subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (1) must be made on substantially the same terms, including interest rates, and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Consumer Protection Regulations

Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected by the Bank are subject to state usury laws and federal laws concerning interest rates. Our loan operations are also subject to federal laws applicable to credit transactions such as:

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

Enforcement Powers

The Company is subject to supervision and examination by the Federal Reserve and the South Carolina State Board of Financial Institutions. The Bank is subject to extensive federal and state regulations that significantly affect business and activities. These regulatory bodies have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in activities that represent unsafe or unsound banking practices or constitute violations of applicable laws, rules, regulations, administrative orders, or written agreements with regulators. These regulatory bodies are authorized to take action against institutions that fail to meet such standards, including the assessment of civil monetary penalties, the issuance of cease-and-desist orders, and other actions.

Bank Secrecy Act/Anti-Money Laundering

We are subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. We must maintain a Bank Secrecy Act Program that includes (1) established internal policies, procedures, and controls, (2) a designated compliance officer, (3) an ongoing employee training program and, (4) testing of the program by an independent audit function. The USA Patriot Act amended in part the Bank Secrecy Act provides for the facilitation of information sharing among governmental entities and the Company for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the US government. These provisions include (1) requiring standards for verifying customer identification at account opening, (2) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering, and (3) filing suspicious activity reports if the Company believes a customer may be violating US laws and regulations.

Privacy and Credit Reporting

In connection with its lending activities, we are subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (the “CRA”). In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with nonaffiliated third parties. The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.”

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”) as an agency to centralize responsibility for consumer financial protection, including implementing, examining and enforcing compliance with federal consumer financial laws. The CFPB has begun exercising supervisory review of banks under its jurisdiction. The CFPB is expected to focus its rulemaking in several areas, particularly in the areas of mortgage reform involving the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Equal Credit Opportunity Act, and the Fair Debt Collection Practices Act; however, the content of the final rules and impact to our businesses are uncertain at this time. Additional rulemakings to come under the Dodd-Frank Act will dictate compliance changes for financial institutions. Any such changes in regulations or regulatory policies applicable to the Bank make it difficult to predict the ultimate effect on our financial condition or results of operations.

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

Item 1A. Risk Factors

Not applicable

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company’s headquarters is located at 256 Meeting Street in downtown Charleston, South Carolina. This site is also the location of the main office of its subsidiary, The Bank of South Carolina. In addition to the Meeting Street location, the Bank currently operates from three additional locations: 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mount Pleasant, SC, and 2027 Sam Rittenberg Boulevard, Charleston, South Carolina. The Bank’s mortgage department is located at 1071 Morrison Drive, Charleston, SC. On January 28, 2014, we signed a lease to open a banking office on Highway 78 and Ingleside Boulevard , North Charleston, South Carolina in 2015 (copy of the lease incorporated herein as Exhibit 10.8). The Company owns the 2027 Sam Rittenberg Boulevard location which also houses the Operations Department of the Bank. All other locations are leased. The owned location is not encumbered and all of the leases have renewal options. Each banking location is suitable and adequate for banking operations.

Item 3. Legal Proceedings

On January 20, 2014 we were served with a civil complaint for imperfect securitization of a Note and/or Mortgage. We closed this loan on June 22, 2006 using a MERS Mortgage. The loan was then sold to Countrywide (now known as Bank of America). Our Note was endorsed to Countrywide prior to submitting the loan for their purchase review. After the loan was purchased on July 10, 2006, the transfer was completed for the sale of the Mortgage to Countrywide on the MERS registration system on July 12, 2006. Our legal counsel is reviewing the suit. We believe there will be no loss in the case.

In our opinion, there are no other legal proceedings pending other than routine litigation incidental to its business involving amounts which are not material to our financial condition.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

There were issued and outstanding 4,458,888 shares of the 12,000,000 authorized shares of common stock of the Company at the close of our fiscal year ended December 31, 2013. Our common stock is traded on The NASDAQ Capital Market under the trading symbol “BKSC”.

Information regarding the historical market prices of our common stock and dividends declared on that stock is shown below.

2013	High	Low	Dividends
Quarter ended March 31, 2013	$12.46	$10.72	$0.12
Quarter ended June 30, 2013	$13.50	$12.00	$0.12
Quarter ended September 30, 2013	$14.30	$12.83	$0.13
Quarter ended December 31, 2013	$17.20	$14.04	$0.13
2012
Quarter ended March 31, 2012	$11.80	$10.10	$0.11
Quarter ended June 30, 2012	$12.00	$11.05	$0.11
Quarter ended September 30, 2012	$12.50	$11.10	$0.11
Quarter ended December 31, 2012	$12.00	$10.73	$0.12
2011
Quarter ended March 31, 2011	$12.50	$11.19	$0.10
Quarter ended June 30, 2011	$11.89	$9.90	$0.10
Quarter ended September 30, 2011	$10.60	$9.10	$0.11
Quarter ended December 31, 2011	$10.29	$9.66	$0.11

As of February 28, 2014, there were approximately 1,400 shareholders of record with shares held by individuals and in nominee names. The market price for our common stock as of February 28, 2014, was $15.06.

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

At our December, 1995 Board Meeting, the Board of Directors authorized the repurchase of up to 128,108 shares of its common stock on the open market. At our October, 1999 Board meeting, the Board of Directors authorized the repurchase of up to 41,593 shares of its common stock on the open market and again at our September, 2001 Board meeting, the Board of Directors authorized the repurchase of up to 49,912 shares of its common stock on the open market. As of the date of this report, 219,451 shares have been repurchased by the Company with 162 shares remaining that are authorized to be repurchased. At the Annual Meeting April, 2007, the shareholders’ voted to increase the number of authorized shares from 6,000,000 to 12,000,000. As of February 28, 2014, there were 4,680,839 shares of common stock issued and 4,461,388 shares of common stock outstanding.

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. An amendment and restatement was made to the Employee Stock Ownership Plan effective January 1, 2007 and approved by the Board of Directors January 18, 2007. Periodically, the Internal Revenue Service “IRS” requires a restatement of a qualified retirement plan to ensure that the plan document includes provisions required by legislative and regulatory changes made since the last restatement. There have been no substantive changes to the plan, however, to comply with the IRS rules, the Board of Directors approved a restated plan, on January 26, 2012 (incorporated as Exhibit 10.5 in the 2011 10-K). The Plan was submitted to the IRS for approval and a determination letter was issued September 26, 2013, stating that the plan satisfies the requirements of Code Section 4975 (e) (7).

The Board of Directors of the Bank approved the cash contribution of $280,000 to The Bank of South Carolina Employee Stock Ownership Plan for the fiscal year ended December 31, 2013. The contribution was made during 2013.

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

 The Bank is the Plan Administrator. David R. Schools, Fleetwood S. Hassell, Sheryl G. Sharry and Hugh C. Lane, Jr., currently serve as the Plan Administrative Committee and as Trustees for the Plan. The Plan currently owns 289,480 shares of common stock of Bank of South Carolina Corporation.

Item 6. Selected Financial Data

Consolidated Financial Highlights

	2013	2012	2011	2010	2009
For December 31:
Net Income	$4,076,924	$3,666,828	$3,189,318	$3,110,513	$1,869,854
Selected Year End Balances:
Total Assets	340,893,703	325,410,646	334,028,769	280,521,267	265,914,758
Total Loans (1)	223,059,647	235,608,502	221,287,699	213,933,980	217,315,936
Investment Securities Available for Sale	94,648,221	58,514,216	59,552,160	39,379,613	36,862,345
Federal Funds Sold	—	—	—	19,018,104	3,779,693
Interest Bearing Deposits in Other Banks	16,080,721	25,903,960	47,504,282	715,231	1,139,875
Earning Assets	333,788,589	320,026,678	328,344,141	273,046,928	259,097,849
Deposits	305,242,655	291,073,843	301,127,515	250,436,975	229,837,680
Shareholders’ Equity	34,739,143	33,930,442	31,993,869	28,718,882	27,567,197
Weighted Average Shares Outstanding-Diluted	4,461,953	4,445,738	4,439,887	4,416,065	4,394,366

For the Year:
Selected Average Balances:
Total Assets	332,092,490	317,438,538	308,509,718	266,061,304	257,195,300
Total Loans (1)	226,267,071	220,780,471	212,960,987	212,960,118	202,885,118
Investment Securities Available for Sale	67,484,036	57,982,652	52,289,136	37,410,074	37,325,137
Federal Funds Sold and Resale Agreements	—	—	7,578,169	6,845,910	7,095,852
Interest Bearing Deposits in Other Banks	31,524,293	32,386,509	27,800,598	825,108	791,097
Earning Assets	325,275,400	311,149,632	300,628,890	258,041,210	248,097,204
Deposits	296,482,622	283,365,379	276,859,602	233,712,645	223,770,359
Shareholders’ Equity	34,800,116	33,415,008	30,429,970	28,606,139	27,546,030

Performance Ratios:
Return on Average Equity	11.72%	10.97%	10.48%	10.87%	6.79%
Return on Average Assets	1.23%	1.16%	1.03%	1.27%	.73%
Average Equity to Average Assets	10.48%	10.53%	9.86%	10.75%	10.71%
Net Interest Margin	3.79%	3.86%	3.83%	4.30%	4.17%
Net Charge-offs to Average Loans	.15%	.01%	.13%	.36%	.38%
Allowance for Loan Losses as a Percentage of Total Loans (excluding mortgage loans held for sale)	1.51%	1.58%	1.45%	1.41%	1.42%

Per Share:
Basic Earnings	$0.92	$0.82	$0.72	$0.70	$0.43
Diluted Earnings	0.91	0.82	0.72	0.70	0.43
Year End Book Value	7.79	7.63	6.20	6.48	6.26
Cash Dividends Declared	0.50	0.45	0.42	0.40	0.32
Dividend Payout Ratio	54.63%	54.56%	58.49%	54.27%	68.28%

Full Time Employee Equivalents	77	76	76	72	72

(1)	Including mortgage loans held for sale

All share and per share in 2010 and 2009 data have been restated to reflect a 10% stock dividend declared on August 26, 2010.

The following tables, as well as the previously presented consolidated financial highlights, set forth certain selected financial information concerning the Company and its wholly owned subsidiary. The information was derived from audited consolidated financial statements. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which follows, and the audited consolidated financial statements and notes which are presented elsewhere in this report.

	For Years Ended
	December 31,
	2013	2012	2011	2010	2009
Operating Data:

Interest and fee income	$12,751,792	$12,462,859	$12,277,604	$12,166,183	$11,671,949
Interest expense	416,128	455,619	778,028	1,066,391	1,336,329
Net interest income	12,335,664	12,007,240	11,499,576	11,099,792	10,335,620
Provision for loan losses	207,500	350,000	480,000	670,000	2,369,000
Net interest income after provision for loan losses	12,128,164	11,657,240	11,019,576	10,429,792	7,966,620
Other income	2,496,417	2,345,463	1,777,957	2,063,697	2,264,056
Other expense	8,717,850	8,731,625	8,260,266	7,998,545	7,600,705
Income before income taxes	5,906,731	5,271,078	4,537,267	4,494,944	2,629,971
Income tax expense	1,829,807	1,604,250	1,347,949	1,384,431	760,117
Net income	$4,076,924	$3,666,828	$3,189,318	$3,110,513	$1,869,854
Basic income per share	$0.92	$0.82	$0.72	$0.70	$0.43
Diluted income per share	$0.91	$0.82	$0.72	$0.70	$0.43
Weighted average common shares-basic	4,452,642	4,445,738	4,439,887	4,416,065	4,390,835
Weighted average common shares - diluted	4,461,953	4,445,738	4,439,887	4,416,065	4,394,366
Dividends per common share	$0.50	$0.45	$0.42	$0.40	$0.32

	As of
	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:

Investment securities available for sale	$94,648,221	$58,514,216	$59,552,160	$39,379,613	$36,862,345
Total loans (1)	223,059,647	235,608,502	221,287,699	213,933,980	217,315,936
Allowance for loan losses	3,292,277	3,432,844	3,106,884	2,938,588	3,026,997
Total assets	340,893,703	325,410,646	334,028,769	280,521,267	265,914,758
Total deposits	305,242,655	291,073,843	301,127,515	250,436,975	229,837,680
Shareholders’ equity	34,739,143	33,930,442	31,993,869	28,718,882	27,567,197

(1) Including Mortgage loans to be sold

All share and per share data in 2010 and 2009 have been restated to reflect a 10% stock dividend declared on August 26, 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is included to assist the Shareholder in understanding our financial condition, results of operations, and cash flow. This discussion should be reviewed in conjunction with the audited consolidated financial statements and accompanying notes presented in Item 8 of this report and the supplemental financial data appearing throughout this report. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-K. Forward looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Actual results may differ materially from those anticipated in any forward-looking statements. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,”, “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the SEC”) and the following:

•	Risk from changes in economic, monetary policy, and industry conditions
•	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources
•	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation
•	Risk inherent in making loans including repayment risks and changes in the value of collateral
•	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans
•	Level, composition, and re-pricing characteristics of the securities portfolio
•	Deposit growth, change in the mix or type of deposit products and services
•	Continued availability of senior management
•	Technological changes
•	Ability to control expenses
•	Changes in compensation
•	Risks associated with income taxes including potential for adverse adjustments
•	Changes in accounting policies and practices
•	Changes in regulatory actions, including the potential for adverse adjustments
•	Recently enacted or proposed legislation
•	Current uncertainty in the financial service industry

These risks are exacerbated by the developments over the last five years in national and international financial markets, and we are unable to predict what effect continued uncertainty in market conditions will have on us. There can be no assurance that the unprecedented developments experienced over the last five years will not materially and adversely affect our business, financial condition and results of operations.

All forward-looking statements in this report are based on information available to us as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved. We will undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by the Company with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company, which are not statements of historical fact, constitute forward-looking statements.

OVERVIEW

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $340.9 million in assets as of December 31, 2013 and net income of $969,868 and $4,076,924, respectively, for the three and twelve months ended December 31, 2013. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates principally in the Charleston, Dorchester, and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, attention to detail to foster long standing relationships.

We derive most of our income from interest on loans and investments (interest bearing assets). The primary source of funding for making these loans and investments is our interest and non-interest bearing deposits. Consequently, one of the key measures of the our success is the amount of net interest income, or the difference between the income on its interest earning assets, such as loans and investments, and the expense on its interest bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest bearing assets and the rate we pay on our interest bearing liabilities.

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers. The reserve for credit losses consists of the allowance for loan and lease losses (the “Allowance”) and a reserve for unfunded commitments (the “Unfunded Reserve”). The Allowance provides for probable and estimable losses inherent in our loan and lease portfolio. The Allowance is increased or decreased through the provisioning process. For a detailed discussion on the allowance for loan losses see “Allowance for Loan Losses”.

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The following discussion includes various components of this non-interest income and non-interest expenses. The discussion and analysis also identifies significant factors that have affected the Company’s financial position and operating results as of December 31, 2013 as compared to December 31, 2012 and December 31, 2012 as compared to December 31, 2011, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

CRITICAL ACCOUNTING POLICIES

We adopted various accounting policies that govern the application of principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are set forth in the notes to the consolidated financial statements in this report.

Certain accounting policies involve significant judgments and assumptions by the Company that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the number of judgments and assumptions that we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and results of operations.

We consider our policy regarding the allowance for loan losses to be its most subjective accounting policy due to the significant degree of management judgment. We have developed what we believe to be appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to our loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which were not known by management at the time of the issuance of the consolidated financial statements. For additional discussion concerning our allowance for loan losses and related matters, see “Allowance for loan losses”.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2013 TO DECEMBER 31, 2012

Net income increased $410,096 or 11.18% to $4,076,924 or basic and diluted earnings per share of $.92 and $.91, respectively for the year ended December 31, 2013 from $3,666,828 or basic and diluted earnings per share of $.82 and $.82, respectively for the year ended December 31, 2012. Our return on average assets and average equity for the year ended December 31, 2013 were 1.23% and 11.72%, respectively, compared with 1.16% and 10.97%, respectively, for the year ended December 31, 2012.

Our higher income was primarily due to the following:

•	Interest and fees on loans increased $155,821 or 1.41% to $11,188,748. Outstanding loans increased $1,191,680 or 0.55% as a result of an improving market leading to an increase in loan demand. Average loans increased $5,486,600 with a yield of 4.94% for the year ended December 31, 2013, from $220,780,471 for the year ended December 31, 2012 and a yield of 5.00%.

•	Interest and dividends on investment securities increased $135,074 or 10.02% to $1,482,594 for the year ended December 31, 2013, from $1,347,520 in 2012. We were earning .25% on our funds deposited at the Federal Reserve. This low rate coupled with a rising yield curve gave us reason to invest our excess cash in investment securities. Average investments increased $9,501,384 to $67,484,036 with a yield of 2.20%

•	The provision for loan losses decreased $142,500 to $207,500 for the year ended December 31, 2013. This decrease was primarily due to improving credit quality and as well as the improvement in the underlying risk profile of our loan portfolio.

•	Mortgage banking income increased $143,782 for the twelve months ended December 31, 2013. Mortgage banking income was $1,521,670 in 2013, compared to $1,377,888 in 2012. This increase was due to obtaining better margins(discounts earned and service release premiums) selling loans on the secondary market. Our software’s pricing engine allowed a side by side comparison allowing us to execute the most profit on each loan. Mortgage discount points, a form of interest, increased $301,378 to $1,547,649 for the twelve months ended December 31, 2013.

•	Other operating expenses decreased $209,412 or 8.99% for the twelve months ended December 31, 2013. With the introduction of new banking products such as remote deposit capture, we were able to reduce the cost of our courier service by $58,605 for the twelve months ended December 31, 2013 compared to the same period in 2012. Data processing fees decreased $115,731 as a result of the renegotiation of our contract. Professional audit and legal fees were reduced by $45,500 and $55,823, respectively. We lowered our audit fees by hiring a Risk Management Officer who conducts our Sarbanes Oxley Act testing in-house. Legal fees were reduced as the result of fewer cases brought by the Company or those against the Company which required legal review. Offsetting these decreases was an increase of $73,980 in sundry losses from $6,102 in 2012 to $80,081 in 2013. This loss resulted from fraud by persons outside the Company. We believe that our internal controls have been designed to minimize losses. However, there are no assurances that a loss will not occur.

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measuring of the difference between interest income on earning assets less interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $328,424 to $12,335,664 for the year ended December 31, 2013, from $12,007,240 for the year ended December 31, 2012. Our average earning assets increased $14,125,768 in 2013 as compared to 2012. Average loans increased $5,486,600 with a yield of 4.94%, a decrease of 6 basis points. We made a decision to invest some of our excess cash in securities rather than leaving it at the Federal Reserve where it was earning .25%. Average investments increased $9,501,384 with a yield of 2.20%. Total yield on our average earnings assets decreased 9 basis points from 4.01% in 2012 to 3.92% in 2013. Our net interest margin decreased 7 basis points to 3.79% in 2013 from 3.86% in 2012.

Average interest bearing deposits increased $4,536,053 to $210,108,383 in 2013, with a total yield of .20%, a decrease of 2 basis points from .22% at December 31, 2012. Our interest paid on deposits decreased $39,491 or 8.67% to $416,128 in 2013 compared to $455,619 in 2012. Rates paid on our interest bearing liabilities decreased 2 basis points to .20% in 2013. Rates paid on transaction accounts and savings accounts remained unchanged from 2012 to 2013. The rate paid on certificates of deposit decreased 11 basis points from .54% in 2012 to .43% for the year ended December 31, 2013.

The provision for loan losses reflects our judgment of the expense or benefit necessary to achieve the appropriate amount of the allowance for loan losses (the “allowance”). We maintain the allowance at levels adequate to cover our estimate of probable credit losses as of the balance sheet date presented. The allowance is determined through detailed analyses of our loan portfolio. The allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of our credit quality. We recorded a provision of $207,500 in 2013 and $350,000 in 2012. The lower provision recorded in 2013 was reflective of continued improvements in our credit quality metrics. For further discussion on the allowance, see “Allowance for Loan Losses.”

The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. We had $205,904 in unallocated reserves at December 31, 2013 as compared to $376,067 at December 31, 2012. Management believes this amount is appropriate and properly supported through the environmental factors of its allowance for loan losses.

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

During 2013, the Company recorded net charge-offs of $348,067 as compared to net charge-offs of $24,040 in 2012. The variance between 2013 and 2012 can be attributed to an unexpected large recovery in 2012. Although uncertainty in the economic outlook still exists, management believes the loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

Impaired loans at December 31, 2013 totaled $7,136,907, a decrease of 37.93% over total impaired loans of $11,498,279 at December 31, 2012. Our impaired loans included non-accrual loans of $1,575,441 and four restructured loans (TDR) totaling $1,196,341 at December 31, 2013. Impaired loans include non-accrual loans of $3,993,816 and five restructured loans (TDR) totaling $1,618,278 at December 31, 2012. At December 31, 2012 there was one credit totaling $2,623,556 which was entirely secured by a first mortgage. This loan paid off in the second quarter of 2013. There were no loans over 90 days past due still accruing interest at December 31, 2013 or December 31, 2012.

Non-interest income increased $150,954 or 6.44% to $2,496,417 in 2013. As previously stated, our mortgage banking income increased $143,782 or 10.44% due to obtaining better margins (discounts earned and SRP) selling loans on the secondary market. Our software’s pricing engine allowed a side by side comparison allowing us to execute the most profit on each loan. Although the economy in our market area is improving, we began to see a decrease in loan originations in the third and fourth quarter of 2013. This decrease comes as a result of increasing interest rates and the increase in home prices. We saw a clear shift from refinancing to home purchases in 2013. This trend is likely to continue into 2014.

Our non-interest expense decreased $13,775 from $8,731,625 in 2012 to $8,717,850 in 2013. Salaries and employee benefits increased $145,802 in 2013 as a result of annual merit increases and the addition of a mortgage loan originator and a Risk Management Officer. In addition, health insurance increased $50,693 and workers compensation insurance expense increased $19,111. The increase in health insurance expense can be attributed to the addition of two employees and a rate increase. Workers compensation increased as a result of an audit performed by the insurance company on the Company’s 2012 insurance coverage. As previously noted above, we saw a decrease in other operating expenses of $209,412. This decrease was primarily due to the decrease in courier service fees, data processing fees, and professional audit and legal fees. We offer a courier service to pick up our business customers’ deposits. We also offer remote deposit capture to our business customers. Many of our business customers opted to use remote deposit capture which allowed us to cut our courier expense by 36% from $159,943 for the year ended December 31, 2012 to $101,338 in 2013. Data processing fees decreased $115,731 as the result of the renegotiation of our contract. Professional audit and legal fees were reduced by $45,500 and $55,823, respectively. We lowered our audit fees by hiring a Risk Management Officer who conducts our Sarbanes Oxley Act testing in-house. Legal fees were reduced as the result of fewer cases brought against the Company requiring legal review. In 2012 we had two cases brought against the Company, one of which was heard by the South Carolina Supreme Court, resulting in higher legal fees in 2012 as compared to 2013. Offsetting the decreases in expenses described above was an increase of $73,979 in sundry losses from $6,102 in 2012 to $80,081 in 2013. This loss resulted from fraud by persons outside the Company. We believe that our internal controls have been designed to minimize losses; however, there are no assurances that a loss will not occur.

Income tax expense increased 14.06% to $1,829,807 at December 31, 2013 from $1,604,250 at December 31, 2012. The Company’s effective tax rate was approximately 30.98% for the year ended December 31, 2013 compared to 30.44% for the year ended December 31, 2012.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2012 TO DECEMBER 31, 2011

Net income increased $477,510 or 14.97% to $3,666,828 or basic and diluted earnings per share of $.82 and $.82, respectively, for the year ended December 31, 2012 from $3,189,318 or basic and diluted earnings per share of $.72 and $.72, respectively for the year ended December 31, 2011. This increase was primarily due to an increase in mortgage banking income and a decrease in the cost of funds. Historically low interest rates helped to increase the volume of mortgage loan originations. In addition, our market area of Berkeley, Charleston and Dorchester counties saw an increase in home sales during the year ended December 31, 2012. Mortgage loan originations increased $48,649,766 or 81.02% to $108,699,648 for the year ended December 31, 2012, from $60,049,882 for the year ended December 31, 2011.

The cost of funds decreased as a result of lower rates paid on interest bearing deposits coupled with a decrease in interest bearing deposits and an increase in non-interest bearing deposits. Interest bearing deposits decreased $23,283,733 or 10.08% to $207,626,168 for the year ended December 31, 2012. The cost associated with these deposits decreased $322,409 or 41.44% to $455,619 for the year ended December 31, 2012. On February 7, 2012, we were notified by a large depositor that it would begin to withdraw its deposits by the end of that month. This depositor was a company that was started in Charleston, SC and was purchased by an out-of-state company in 2007. The deposits remained with the Bank with the understanding that these deposits would eventually be moved. The balance of the deposits, all of which were interest bearing, at December 31, 2011 was $32,462,427 with $546,000 remaining at December 31, 2012. Non-interest bearing accounts increased $13,230,061 or 18.84% to $83,447,675 for the year ended December 31, 2012. We had a strong increase in the number of small business accounts, due to our business development efforts. The Dodd-Frank Act included a provision which required the Federal Deposit Insurance Corporation (FDIC) to provide unlimited federal deposit insurance for non-interest bearing demand accounts. This provision expired on December 31, 2012. We have not experienced any impact from the expiration of this provision.

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

We experienced a modest increase of $145,218 or 1.33% from interest and fees on loans, and $37,777 or 2.88% increase from interest and dividends on investment securities. Average loans increased $7,819,484 to $220,780,471 for the year ended December 31, 2012. A large portion of this increase was primarily due to an increase of $4,725,259 in average mortgage loans to be sold, from $3,164,168 for the year ended December 31, 2011 to $7,889,427 for the year ended December 31, 2012. We had 480 mortgage originations totaling $108,699,648 for the year ended December 31, 2012 as compared to 281 mortgage originations totaling $60,049,882 for the year ended December 31, 2011. As stated previously, the increase in mortgage originations resulted from the historically low interest rates and an increase in home sales in our market area.

Average investments increased $5,693,516 to $57,982,652 for the year ended December 31, 2012. The yield on these investments decreased from 2.50% for the year ended December 31, 2011 to 2.32% for the year ended December 31, 2012. During 2011, we had one US Treasury Note, two Federal Agency Securities and two Municipal Securities mature that were yielding between 5.069% and 3.396%. The funds from these maturities were re-invested at significantly lower interest rates.

We maintain an allowance for loan losses (the “allowance”) which is management’s best estimate of probable losses inherent in the outstanding loan portfolio. The allowance is decreased by actual loan charge-offs, net of recoveries, and is increased as necessary by charges to current period operating results through the provision for loan losses. The allowance is based on management’s continuing review and credit risk evaluation of the losses inherent in the loan portfolio. Management takes into consideration many factors such as the balance of impaired loans, the quality, mix and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. Based on management’s evaluation, we recorded a provision for loan losses of $350,000 for the year ended December 31, 2012, a decrease of 27.08% or $130,000 from $480,000 for the year ended December 31, 2011.

The allowance consists of an allocated and unallocated allowance. The allocated portion is determined by types and ratings of loans within the portfolio. The unallocated portion of the allowance is established for losses that exist in the remainder of the portfolio and compensates for uncertainty in estimating the loan losses. We had $376,067 in unallocated reserves at December 31, 2012 as compared to $558,267 at December 31, 2011. Management believes this amount is appropriate and properly supported through the environmental factors of its allowance for loan losses.

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

During 2012, we recorded net charge-offs of $24,040 as compared to net charge-offs of $311,703 in 2011. Although uncertainty in the economic outlook still exists, management believes the loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

Impaired loans at December 31, 2012 totaled $11,498,279, an increase of 55.01% over total impaired loans of $7,417,892 at December 31, 2011. Impaired loans include non-accrual loans of $3,993,816 and five restructured loans (TDR) totaling $1,618,278 at December 31, 2012. In addition, there was one credit totaling $2,623,556 which was entirely secured by a first mortgage, improving our existing second real estate mortgage secured position and including the existing unsecured debt. Impaired loans at December 31, 2011 included non-accrual loans of $923,671 and two restructured loans totaling $491,153. There were no loans over 90 days past due still accruing interest at December 31, 2012 and one loan over 90 days past due that was still accruing interest at December 31, 2011. Comparing the year ended December 31, 2012 and the year ended December 31, 2011, the increase in non-accrual loans was primarily due to the addition of two very well secured first real estate mortgage loans to one borrower which totaled $1,822,592, one secured real estate mortgage totaling $508,651, and three past due loans (greater than 90 days) totaling $743,154.

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

Non-interest expense increased $471,359 or 5.71% to $8,731,625 for the year ended December 31, 2012, from $8,260,266 for the year ended December 31, 2011. This increase was primarily due to increases in salaries and employee benefits, professional legal fees, data processing fees and the Employee Stock Ownership Plan (ESOP) contribution coupled with decreases in fees paid to the FDIC. Wages increased $302,641 or 6.38% from $4,742,772 for the year ended December 31, 2011 to $5,045,413 for the year ended December 31, 2012, as a result of annual merit increases and the hiring of two additional mortgage lenders and an additional loan processor. In addition, at the recommendation of the Compensation Committee, the Board of Directors approved a $10,000 bonus for Executive Officers for the year ending December 31, 2012. The Board of Directors approved this bonus in appreciation for the outstanding performance of the Bank. The bonus was paid in December 2012. The cost of providing insurance for employees also increased with the additional employees and a rate increase by our insurance provider. The cost increased $73,721 from $365,646 for the year ended December 31, 2011 to $439,367 for the year ended December 31, 2012. Data processing fees increased $113,242 or 25.36% for the year ended December 31, 2012. This increase was primarily a result of additional customers signing up for eCorp (online banking for businesses) and remote deposit capture. Our data processing fees will continue to increase as additional customers sign up for these products. Professional legal fees increased $50,623 primarily as the result of legal counsel provided on one case, discussed more fully in “Legal Proceedings”. The contribution to the ESOP increased $45,000 for the year ended December 31, 2012 when compared to the same period in 2011. We also saw a decrease in fees paid to the FDIC of $54,350 or 24.90% for the year ended December 31, 2012 from $218,315 for the year ended December 31, 2011, as the result of a decrease in the rate used to calculate the assessment.

Income tax expense increased 19.01% to $1,604,250 at December 31, 2012 from $1,347,949 at December 31, 2011. Our effective tax rate was approximately 30.44% for the year ended December 31, 2012 compared to 29.71% for the year ended December 31, 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

ASSET AND LIABILITY MANAGEMENT

Our assets and liabilities are managed to provide a satisfactory and consistent level of earnings and to protect our institution from any disastrous financial consequences arising from changes in interest rate risk. The responsibility of managing asset and liability procedures will be directed by the Asset and Liability Committee (“ALCO”) with the ultimate responsibility resting with the Chief Executive Officer. At year-end 2013, total assets were $340,893,703 an increase of 4.76% from year end 2012; total deposits were $305,242,655, an increase of 4.87% from the end of the previous year.

At December 31, 2013, approximately 97.92% of our assets were earning assets composed of U.S. Treasury, Government Sponsored Enterprises and Municipal Securities in the amount of $94,648,221, interest bearing deposits in other banks in the amount of $16,080,721 and total loans including mortgage loans held for sale in the amount of $223,059,647.

The yield on a majority of our earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company’s liabilities are issued with fixed terms and can be repriced only at maturity.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our risk is constituted primarily of interest rate risk in our lending and investing activities as they relate to their funding by deposit and borrowing activities.

Our policy is to minimize interest rate risk between interest bearing assets and liabilities at various maturities and to attempt to maintain an asset sensitive position over a 6 month period. By adhering to this policy, management anticipates that our net interest margins will not be materially affected unless there is an extraordinary precipitous drop in interest rates. The average net interest rate spread for 2013 decreased to 3.72% from 3.78% for 2012 and the average net interest margin for 2013 decreased to 3.79% from 3.86% for 2012. Management will continue to monitor its asset sensitive position.

Since the rates on most of our interest bearing liabilities can vary on a daily basis, management continues to maintain a loan portfolio priced predominately on a variable rate basis. However, in an effort to protect future earnings in a declining rate environment, we offer certain fixed rates, interest rate floors, and terms primarily associated with real estate transactions. We seek stable, long-term deposit relationships to fund our loan portfolio. Furthermore, the Bank does not have any brokered deposits or internet deposits.

At December 31, 2013, the average maturity of the investment portfolio was 4 years 2.64 months with an average yield of 2.20% compared to 4 years 1.94 months with an average yield of 2.46% at December 31, 2012. Although there is greater market risk with maturity extension, management feels that our core deposit base minimizes the need to sell securities, and the maturity extension of the investment portfolio improves the yield on the portfolio.

We do not take foreign exchange or commodity risks. In addition, we do not own mortgage-backed securities nor do we have any exposure to the sub-prime market or any other distressed debt instruments.

The following table summarizes our interest sensitivity position as of December 31, 2013:

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less			Estimated
Earning Assets		Than 3	Than 6	Than 1	Than 5	5 years		Fair
(in 000’s)	1 Day	Months	Months	Year	Years	or More	Total	Value

Loans (1)	$147,791	$18,571	$11,318	$12,175	$33,058	$147	$223,060	$218,407
Investment securities (2)	—	1,628	1,758	7,662	39,311	42,772	93,131	94,648
Short term investments	16,080	—	—	—	—	—	16,080	16,080
Total	$163,871	$20,199	$13,076	$19,837	$72,369	$42,919	$332,271	$329,135

Interest Bearing Liabilities (in 000’s)

CD’s and other time deposits 100,000 and over	$—	$25,835	$11,418	$14,291	$972	$—	$52,516	$52,535
CD’s and other time deposits under 100,000	91	5,227	4,207	5,179	1,026	—	15,730	15,730
Money market and interest bearing demand accounts	125,767	—	—	—	—	—	125,767	126,443
Savings	20,655	—	—	—	—	—	20,655	20,654
	$147,188	$31,062	$15,625	$19,470	$1,998	$—	$214,668	$215,362

Net	$17,358	$(10,863)	$(2,549)	$367	$70,371	$42,919	$117,603	$113,773
Cumulative		$6,495	$3,946	$4,313	$74,684	$117,603

(1)	Including mortgage loans held for sale and deferred fees.
(2)	At amortized cost

LIQUIDITY

Historically, we have maintained our liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets.

The following table summarizes future contractual obligations as of December 31, 2013:

	Payment Due by Period
	Total	Less than 1 Year	1-5 Years	After 5 Years
Contractual Obligations (in 000’s)
Time deposits	$68,246	$66,247	$1,999	$—
Operating leases	9,554	590	2,430	6,534
Total contractual cash obligations	$77,800	$66,837	$4,429	$6,534

We manage our assets and liabilities to ensure that there is sufficient liquidity to enable management to fund deposit withdrawals, loan demand, capital expenditures, reserve requirements, operating expenses, dividends and to manage daily operations on an ongoing basis. Funds are primarily provided by the Bank through customer deposits, principal and interest payments on loans, mortgage loan sales, the sale or maturity of securities, temporary investments and earnings.

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At December 31, 2013, we had unused short-term lines of credit totaling approximately $19 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale. In March 2012, we established a $6 million REPO Line with Raymond James (formerly Morgan Keegan). There have been no borrowings under this agreement. We also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At December 31, 2013 we could borrow up to $69 million. There have been no borrowings under this arrangement.

Composition of Average Assets

	2013	2012	2011	2010	2009
Loans (1)	$226,267,071	$220,780,471	$212,960,987	$212,960,118	$202,885,118
Investment securities available for sale	67,484,036	57,982,652	52,289,136	37,410,074	37,325,137
Federal funds sold and other investments	31,524,293	32,386,509	35,378,767	7,671,018	7,886,949
Non-earning assets	6,817,090	6,288,906	7,880,828	8,020,094	9,098,096

Total average assets	$332,092,490	$317,438,538	$308,509,718	$266,061,304	$257,195,300

(1) Including mortgage loans held for sale and deferred fees.

Average earning assets increased by $14,125,768 from 2012 to 2013. This increase was primarily due to a $5,486,600 increase in average loans and a $9,501,384 increase in average available for sale securities. We saw an increase of $8 million in consumer real estate loans as the result of an improving economy. Meanwhile, we were earning .25% on our funds deposited at the Federal Reserve. This low rate coupled with a rising yield curve gave us reason to invest our excess cash in investment securities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates:

	2013 vs. 2012			2012 vs. 2011			2011 vs. 2010
			Net Dollar			Net Dollar			Net Dollar
	Volume	Rate	Change (1)	Volume	Rate	Change (1)	Volume	Rate	Change (1)
Loans (2)	$272,159	$(116,338)	$155,821	$394,189	$(248,971)	$145,218	$44	$194,164	$194,208
Investment securities available for sale	211,761	(76,687)	135,074	136,421	(98,644)	37,777	471,180	(621,168)	(149,988)
Federal funds sold and and other investments	(2,200)	238	(1,962)	5,275	(3,015)	2,260	25,185	42,016	67,201
Interest Income	$481,720	$(192,787)	$288,933	$535,885	$(350,630)	$185,255	$496,409	$(384,988)	$111,421

Interest-bearing transaction accounts	$(2,491)	$(962)	$(3,453)	$(11,366)	$(35,318)	$(46,684)	$44,166	$(76,630)	$(32,464)
Savings	2,734	52	2,786	4,631	(3,598)	1,033	3,334	(6,984)	(3,650)
Time deposits	24,359	(63,183)	(38,824)	(38,143)	(238,615)	(276,758)	64,524	(307,755)	(243,231)
Federal funds purchased	—	—	—	—	—	—	(1,298)	(1,298)	(2,596)
Demand notes issued to U.S. Treasury	—	—	—	—	—	—	(3,211)	(3,211)	(6,422)
Interest expense	$24,602	$(64,093)	$(39,491)	$(44,878)	$(277,531)	$(322,409)	$107,515	$(395,878)	$(288,363)

Increase in net interest income			$328,424			$507,664			$399,784

(1)	Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.
(2)	Including mortgage loans held for sale

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

		2013			2012			2011
		Interest	Average		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate (1)	Balance	Earned	Rate (1)	Balance	Earned	Rate (1)

Interest-Earning Assets
Loans (2)	$226,267,071	$11,188,748	4.94%	$220,780,471	$11,032,927	5.00%	$212,960,987	$10,887,709	5.11%
Investment securities available for sale	67,484,036	1,482,594	2.20%	57,982,652	1,347,520	2.32%	52,289,136	1,309,743	2.50%
Federal funds sold	—	—	0.00%	—	—	0.00%	7,578,169	12,562	0.17%
Other Investments	31,524,293	80,450	0.26%	32,386,509	82,412	0.25%	27,800,598	67,590	0.24%
Total earning assets	$325,275,400	$12,751,792	3.92%	$311,149,632	$12,462,859	4.01%	$300,628,890	$12,277,604	4.08%

Interest-Bearing Liabilities:
Interest bearing transaction accounts	$129,141,564	$125,382	0.10%	$131,701,874	$128,835	0.10%	$141,354,076	$175,519	0.12%
Savings	19,353,286	23,018	0.12%	17,054,154	20,232	0.12%	13,436,769	19,199	0.14%
Time deposits	61,613,533	267,728	0.43%	56,816,302	306,552	0.54%	61,064,079	583,310	0.96%
Term auction facility	—	—	0.00%	—	—	0.00%	480,644	—	0.00%
Total interest bearing liabilities	$210,108,383	$416,128	0.20%	$205,572,330	$455,619	0.22%	$216,335,568	$778,028	0.36%
Net interest spread			3.72%			3.78%			3.72%
Net interest margin			3.79%			3.86%			3.83%
Net interest income		$12,335,664			$12,007,240			$11,499,576

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis.
(2)	Average loan balances include non-accrual loans and mortgage loans held for sale.

INVESTMENT PORTFOLIO

The following is a schedule of our investment portfolio as of December 31, 2013, 2012, and 2011:

	DECEMBER 31, 2013
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$15,841,901	$58,429	$67,929	$15,832,401
Government-Sponsored Enterprises	43,582,119	363,981	311,062	43,635,038
Municipal Securities	33,706,898	1,599,638	125,754	35,180,782

Total	$93,130,918	$2,022,048	$504,745	$94,648,221

	DECEMBER 31, 2012
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,097,750	$116,000	$—	$6,213,750
Government-Sponsored Enterprises	17,822,858	521,174	—	18,344,032
Municipal Securities	31,101,401	2,858,625	3,592	33,956,434

Total	$55,022,009	$3,495,799	$3,592	$58,514,216

	DECEMBER 31, 2011
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,153,299	$157,483	$—	$6,310,782
Government-Sponsored Enterprises	18,100,730	333,387	—	18,434,117
Municipal Securities	32,101,781	2,706,597	1,117	34,807,261

Total	$56,355,810	$3,197,467	$1,117	$59,552,160

Our investment portfolio had a weighted average yield of 2.20%, 2.46%, and 2.45% for the years ended December 31, 2013, 2012, and 2011, respectively.

At December 31, 2013 we had three US Treasury Notes with an unrealized loss of $67,929, five Agency Notes with an unrealized loss of $311,062, and six Municipal Securities with an unrealized loss of $125,754, compared to one Municipal Security with an unrealized loss of $3,592 at December 31, 2012 and three Municipal Securities with an unrealized loss of $1,117 at December 31, 2011. The unrealized losses on these investments were caused by interest rate increases. These investments are not considered other-than-temporarily impaired because we have the ability and the intent to hold these investments until a market price recovery or maturity. In addition, the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

The primary purpose of the investment portfolio is to fund loan demand, to help manage fluctuations in deposits and liquidity, to satisfy pledging requirements and, at the same time, to generate a favorable return on investment. In doing these things, our main objective is to adhere to sound investment practices. To that end, all purchases and sales of investment securities are made through reputable securities dealers which have been approved by the Board of Directors, who also review the entire investment portfolio at each regular monthly meeting. In addition, management reports to the Board on a monthly basis any purchases, sales, calls, and maturities during the previous month. Furthermore, a financial underwriting review of all municipal securities and their corresponding municipalities is conducted annually by Credit Personnel and reviewed by management.

LOAN PORTFOLIO COMPOSITION

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. At December 31, 2013, our outstanding loans (plus deferred loan fees of $66,289) totaled $218,320,304, which equaled 71.52% of total deposits and 64.03% of total assets. Substantially all loans were to borrowers located in our market area of Charleston, Dorchester and Berkeley counties of South Carolina.

The quality of our loan portfolio is contingent upon our risk selection and underwriting practices. Every credit with over $100,000 in exposure is summarized by our Credit Department and reviewed by the Loan Committee on a monthly basis. The Board of Directors review credits over $500,000 monthly with annual credit analyses conducted on these borrowers upon the receipt of updated financial information. Prior to any extension of credit, every loan request goes through sound credit underwriting. The Credit Department conducts detailed cash flow analysis on each proposal using the most current financial information. Relevant trends and ratios are evaluated.

The following is a schedule of our loan portfolio, excluding mortgage loans held for sale and deferred loan fees, as of December 31, 2013, as compared to the prior four years:

	Book Value (in 000’s)
	As of December 31,
Type	2013	2012	2011	2010	2009
Commercial and industrial loans	$53,183	$54,959	$55,836	$52,216	$48,719
Real estate loans	160,819	157,525	152,665	149,710	158,961
Loans to individuals for household, family and other personal expenditures	4,029	4,365	4,928	5,868	6,036
All other loans (including overdrafts)	223	159	221	214	179
Total Loans (excluding unearned income)	$218,254	$217,008	$213,650	$208,008	$213,895

We had no foreign loans or loans to fund leveraged buyouts (LBO’s) at any time during 2009 thru 2013.

The following table presents the contractual terms to maturity for loans outstanding at December 31, 2013. Demand loans, loans having no stated schedule of repayment or stated maturity, and overdrafts are reported as due in one year or less. The table does not include an estimate of prepayments, which can significantly affect the average life of loans and may cause our actual principal experience to differ from that shown.

	SELECTED LOAN MATURITY (IN 000’S)
	One year or less	Over one but less than five years	Over five years	Total

Type
Commercial and industrial loans	$29,536	$21,962	$1,685	$53,183
Real estate loans	52,502	62,916	45,401	160,819
Loans to individuals for household, family and other personal expenditures	1,777	2,131	121	4,029
All other loans (including overdrafts)	124	—	99	223
Total Loans (excluding unearned income)	$83,939	$87,009	$47,306	$218,254

IMPAIRED LOANS

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement and the following criteria are met:

1)	Any loan on non-accrual
2)	Any loan that is a troubled debt restructuring
3)	Any loan over 60 days past due
4)	Any loan rated sub-standard, doubtful, or loss
5)	Excessive principal extensions are executed
6)	If we are provided information that indicates we will not collect all principal and interest as scheduled

Impairment loss is measured by:

a.	The present value of the future cash flow discounted at the loan’s effective interest rate, or, alternatively,
b.	The fair value of the collateral if the loan is collateral dependent.

All loans placed on non-accrual status are classified as impaired. However, not all impaired loans are on non-accrual status nor do they all represent a loss.

The following is a schedule of our impaired loans and non-accrual loans. Non-accrual loans are included in impaired loans.

Impaired Loans
At December 31,
2013	2012	2011	2010	2009
$7,136,907	$11,498,279	$7,417,892	$3,559,528	$2,502,202

Non Accrual Loans
At December 31,
2013	2012	2011	2010	2009
$1,575,440	$3,993,816	$923,671	$945,328	$627,373

TROUBLED DEBT RESTRUCTURING

According to GAAP, we are required to account for certain loan modifications or restructuring as a troubled debt restructuring (“TDR”), when appropriate. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Three factors must always be present:

1. An existing credit must formally be renewed, extended, or modified.

2. The borrower is experiencing financial difficulties.

3. We grant a concession that we would not otherwise consider.

We had four TDR’s in the amount of $1,196,341 at December 31, 2013, five TDR’s in the amount of $1,618,278 at December 31, 2012, two TDR’s in the amount of $491,153 at December 31, 2011, one TDR loan at December 31, 2010 of $153,015, and no TDR’s at December 31, 2009.

We do not know of any potential problem loans which will not meet their contractual obligations that are not otherwise discussed herein.

OTHER REAL ESTATE OWNED

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until it is sold. When the property is acquired, it is recorded at the lesser of fair value of the property less estimated selling costs or the total loan balance. It is in our best interest to determine the fair market value by engaging an independent appraisal within 30 days of property being acquired into OREO. We can’t hold the property for a period of more than five years unless we have prior approval from the State Board of Financial Institutions. The Bank will pay property taxes along with insurance expenses until the property is sold. Other real estate owned at December 31, 2010 was $659,492. We sold our OREO during the year ended December 31, 2011 for a loss of $63,273. There has been no OREO recorded since 2011.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. The adequacy of the allowance for loan losses (the “allowance”) is reviewed monthly by the Loan Committee and on a quarterly basis by the Board of Directors. For purposes of this analysis, adequacy is defined as a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented. The methodology employed for this analysis has had various modifications over the years to better reflect the economic environment and to implement regulatory guidance. This allowance is reviewed on a monthly basis by Credit Personnel (who have no lending authority nor complete the allowance). In addition, the allowance is validated on a periodic basis by the Company’s Risk Manager. The revised methodology is based on a Reserve Model that is comprised of the three components listed below:

1)	Specific Reserve analysis for impaired loans based on Financial Accounting Standards Board (FASB) ASC 310-10, “Accounting by Creditors for Impairment of a Loan.”
2)	General reserve analysis applying historical loss rates based on FASB ASC 450-20, “Loss Contingencies.”
3)	Qualitative or environmental factors.

Loans are reviewed for impairment on a quarterly basis if any of the following criteria are met:

1)	Any loan on non-accrual
2)	Any loan that is a troubled debt restructuring
3)	Any loan over 60 days past due
4)	Any loan rated sub-standard, doubtful, or loss
5)	Excessive principal extensions are executed
6)	If we provided information that indicates we will not collect all principal and interest as scheduled

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

A general reserve analysis is performed on all loans, excluding impaired loans. This analysis includes a pool of loans that are reviewed for impairment but are not found to be impaired. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. The three year historical loss percentage was .147% and .211% at December 31, 2013 and December 31, 2012, respectively.

Qualitative and environmental factors include external risk factors that management believes are representative of our overall lending environment. Management believes that the following factors create a more comprehensive system of controls in which we can monitor the quality of the loan portfolio.

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
c)	Maintenance of financial information risk

The sum of each component’s analysis results represents the “estimated loss” within our total portfolio.

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans and overmargined real estate lending. Management is satisfied with the stability of the past due and non-performing loans and believes there has been no decline in the quality of the loan portfolio due to any trend in delinquent or adversely classified loans. Sizable unsecured principal balances on a non-amortizing basis are monitored. Although the vast majority of our real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to our ability to realize on the collateral. We closely monitor loan to value ratios. The maximum collateral advance rate is 80% on all real estate transactions, with the exception of raw land at 65% and land development at 70%.

Occasionally, we extend credit beyond our normal collateral advance margins in real estate lending. Although infrequent, the aggregate of these loans represent a notable part of our portfolio. Accordingly, these loans are monitored and the balances reported to the Board every quarter. An excessive level of this practice (as a percentage of capital) could result in additional regulatory scrutiny, competitive disadvantages and potential losses if forced to convert the collateral. The consideration of overmargined real estate loans directly relates to the capacity of the borrower to repay. Management often requests additional collateral to bring the loan to value ratio within the policy guidelines and also requires a strong secondary source of repayment in addition to the primary source of repayment.

Although significantly under the threshold of 100% of capital (currently approximately $35 million), our list and number of overmargined real estate loans currently totals approximately $20,415,979 or approximately 9.15% of our loan portfolio at December 31, 2013 compared to $15,287,601 or approximately 6.49% of the loan portfolio at December 31, 2012. This increase was primarily due to the reappraisal of collateral supporting twelve loans at the time of their renewal. While overmargined, these loans are performing as agreed.

A credit rating matrix is used to rate all extensions of credit and to provide a more specified picture of the risk each loan poses to the quality of the loan portfolio. There are eight possible ratings used to determine the quality of each loan based on nine different qualifying characteristics: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance, and the borrower’s leverage position. The matrix is designed to meet management’s standards and expectations of loan quality. One hundred percent of our loans are graded.

National and local economic trends and conditions are constantly changing and result in both positive and negative impact on borrowers. Most macroeconomic conditions are not controllable by us and are incorporated into the qualitative risk factors. Natural and environmental disasters, wars and the recent collapse of the subprime lending market as well as problems in the traditional mortgage market are a few of the trends and conditions that are currently affecting the national and local economies. Changes in the national and local economy have impacted borrowers’ ability, in many cases, to repay loans in a timely manner. On occasion, a loan’s primary source of repayment (i.e., personal income, cash flow, or lease income) may be eroded as a result of unemployment, lack of revenues, or the inability of a tenant to make rent payments.

The quality of our loan portfolio is contingent upon our risk selection and underwriting practices. Every credit with over $100,000 in exposure is summarized by our Credit Department and reviewed by the Loan Committee on a monthly basis. The Board of Directors reviews credits over $500,000 monthly with annual credit analyses conducted on these borrower upon the receipt of updated financial information. Prior to any extension of credit, every significant commercial loan goes through sound credit underwriting. The Credit Department conducts a detailed cash flow on each proposal using the most current financial information. Relevant trends and ratios are evaluated.

We have over 350 years of lending management experience among twelve members of our lending staff. In addition to the lending staff we have an Advisory Board for each office comprised of business and community leaders from the specific office market area. An additional Advisory Board was created during the year ended December 31, 2012, to support our business efforts in the North Charleston area of South Carolina. The Bank recently announced its intention to open an office in North Charleston, South Carolina on Highway 78 and Ingleside Boulevard, as noted previously, we have signed a lease with anticipated opening in 2015. Management meets with these advisory boards quarterly to discuss the trends and conditions in each respective market. Management is aware of the many challenges currently facing the banking industry. As other banks look to increase earnings in the short term, we will continue to emphasize the need to maintain safe and sound lending practices and core deposit growth.

There continues be an influx of new banks in our geographic area. This increase has decreased the local industry’s overall margins as a result of pricing competition. Management believes that our borrowing base is well established and therefore unsound price competition is not necessary.

The risks associated with the effects of changes in credit concentration include loan concentration, geographic concentration and regulatory concentration.

As of December 31, 2013, there were only four Standard Industrial Code groups that comprised more than 2% of our total outstanding loans. The four groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, and legal services.

We are located along the coast and on an earthquake fault, increasing the chances that a natural disaster may impact us and our borrowers. We have a Disaster Recovery Plan in place; however, the amount of time it would take for our customers to return to normal operations is unknown.

Loan and credit administration risk includes collateral documentation, insurance risk and maintaining financial information risk.

The majority of our loan portfolio is collateralized with a variety of our borrowers’ assets. The execution and monitoring of the documentation to properly secure the loan is the responsibility of our lenders and Loan Department. We require insurance coverage naming us as the mortgagee or loss payee. Although insurance risk is also considered collateral documentation risk, the actual coverage, amounts of coverage and increased deductibles are important to management. Recent legislation passed by Congress address the need for reform to the National Flood Insurance Program. This legislation, known as the Biggert Waters Flood Insurance Reform and Modernization Act of 2012, has resulted in significant unintended consequences causing dramatic increases in the cost of flood insurance coverage and its potential unaffordability. Given the recent actions, the ultimate consequences are not completely known; however, efforts are being made to revise the current law to bring in line more appropriate changes. Management will continue to monitor the effects of the legislation and its ultimate impact on the Bank.

Risk includes a function of time during which the borrower’s financial condition may change; therefore, keeping financial information up to date is important to the Company. Our policy requires all new loans, regardless of the customer’s history with us, to have updated financial information. In addition, we monitor appraisals closely as real estate values continue to fluctuate.

Based on our allowance for loan loss model, we recorded a provision for loan loss of $207,500 for the year ended December 31, 2013 compared to $350,000 for the year ended December 31, 2012. At December 31, 2013 the three-year average loss ratios were: .141% Commercial, .635% Consumer, .118% 1-4 Residential, ..000% Real Estate Construction and .142% Real Estate Mortgage. The three-year historical loss ratio used at December 31, 2013 was ..147% compared to .211% at December 31, 2012.

During the year ended December 31, 2013 charge-offs of $391,401 and recoveries of $43,334 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $3,292,277 or 1.48% of total loans at December 31, 2013, compared to charge-offs of $172,288 and recoveries of $148,248 resulting in an allowance for loan losses of $3,432,844 or 1.46% of total loans at December 31, 2012.

We had impaired loans totaling $7,136,907 as of December 31, 2013 compared to $11,498,279 at December 31, 2012. The impaired loans include non-accrual loans with balances at December 31, 2013, and 2012, of $1,575,440 and $3,993,816, respectively. We had four restructured loans (“TDR”) at December 31, 2013 and five restructured loans at December 31, 2012. According to GAAP, we are required to account for certain loan modifications or restructuring as a troubled debt restructuring, when appropriate. In general, the modification or restructuring of a debt is considered a TDR if the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that we would not otherwise consider. At December 31, 2013 the four restructured loans had an aggregate balance of $1,196,341 compared to the five restructured loans with an aggregate balance of $1,618,278 at December 31, 2012. Included in the impaired loans at December 31, 2012, was one credit totaling $2,623,556 which paid off during the second quarter 2013. Management does not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. However, the accrual of interest on some loans may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six to nine months, they are reviewed individually by management to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest at December 31, 2013 or at December 31, 2012.

Net charge-offs for the year ended December 31, 2013, were $348,067 as compared to net charge-offs of $24,040 for the year ended December 31, 2012. Although uncertainty in the economic outlook still exists, management believes loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The following table represents the net charge-offs by loan type.

Net Charge-Offs
	December 31, 2013	December 31, 2012
Commercial Loans	$(222,595)	$49,527
Commercial Real Estate	15,348	(30,506)
Consumer real estate	—	(46,487)
Consumer other	(140,820)	3,426
Total	$(348,067)	$(24,040)

We had $205,904, in unallocated reserves at December 31, 2013 related to other inherent risk in the portfolio compared to unallocated reserves of $376,067 at December 31, 2012. Management believes this amount is appropriate and properly supported through the environmental factors of its allowance for loan losses. Management believes the allowance for loan losses at December 31, 2013, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

The following tables present a breakdown of the allowance for loan losses as of December 31, 2013 and 2012, respectively.

	December 31, 2013		December 31, 2012
	Allowance by loan type	Percentage of loans to total loans	Allowance by loan type	Percentage of loans to total loans
Commercial Loans	$1,398,184	24%	$1,478,450	25%
Commercial Real Estate	966,781	49%	584,646	51%
Consumer real estate	641,194	25%	890,728	22%
Consumer other	80,214	2%	102,953	2%
Unallocated	205,904	0%	376,067	0%
Total	$3,292,277	100%	$3,432,844	100%

The allowance is also subject to examination testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require us to adjust our allowance based on information available to them at the time of their examination.

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. No provision was recorded during the year ended December 31, 2013 or the year ended December 31, 2012, resulting in no change to the balance of $20,825.

DEPOSITS

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less
		Than 3	Than 6	Than 1	Than 5	5 years
(in 000’s)	1 Day	Months	Months	Year	Years	or More	Total

CD’s and other time deposits 100,000 and over	$—	$25,835	$11,418	$14,291	$972	$—	$52,516
CD’s and other time deposits under 100,000	$91	$5,227	$4,207	$5,179	$1,026	$—	$15,730

Certificates of Deposit $100,000 and over increased $11,612,601 or 28.39% for the year ended December 31, 2013, from $40,903,886 at December 31, 2012. This increase was not the result of special promotions or advertising.

We fund growth through core deposits and do not rely on Brokered Deposits or Internet Deposits as a source to do so.

SHORT-TERM BORROWINGS

At December 31, 2013, we had no outstanding federal funds purchased with the option to borrow $19,000,000 on short term lines of credit. In March 2012, we established a $6 million REPO line with Raymond James (formerly Morgan Keegan). There have been no borrowings under this arrangement. We also established a Borrower-In-Custody arrangement with the Federal Reserve as a secondary source of liquidity. This arrangement permits us to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement we may borrow up to $69 million. There have been no borrowings under this arrangement.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by us for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customer requests for funding.

Our off-balance sheet arrangements consist principally of commitments to extend credit described below. We estimate probable losses related to binding unfunded lending commitments and record a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At December 31, 2013 and 2012 the balance of this reserve was $20,825. At December 31, 2013 and 2012, we had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $64,830,461 and $51,144,731 at December 31, 2013 and 2012, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2013 and 2012 was $557,593 and $749,712, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $4,739,343 at December 31, 2013, to sell loans held for sale of $4,739,343. At December 31, 2012, we had forward sales commitments of $18,479,878. The fair value of these commitments was not significant at December 31, 2013 or 2012. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to six months with unlimited recourse as a result of fraud. The unpaid principal balance of loans sold with recourse was $16,323,000 at December 31, 2013 and $36,105,000 at December 31, 2012. For the years ended December 31, 2013 and December 31, 2012 there were no loans repurchased.

EFFECT OF INFLATION AND CHANGING PRICES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars without consideration of changes in the relative purchasing power over time due to inflation.

Unlike most other industries, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. As a result, interest rates generally have a more significant impact on our performance than do the effects of general levels of inflation and changes in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. We strive to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

CAPITAL RESOURCES

Our capital needs have been met to date through the $10,600,000 in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options for a total shareholders’ equity at December 31, 2013, of $34,739,143. The rate of asset growth since our inception has not negatively impacted this capital base. The current risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off-balance sheet risk. The current guidelines established require a minimum risk-based capital ratio of 8% for bank holding companies and banks. The risk-based capital ratio at December 31, 2013 for the Bank was 14.57% and 13.64% at December 31, 2012. Our management does not know of any trends, events or uncertainties that may result in our capital resources materially increasing or decreasing.

On June 23, 2011 the Board of Directors voted to file a shelf registration (Form S-3) with the Securities and Exchange Commission (“SEC”). This shelf registration statement on Form S-3 provides for the offer and sale from time to time over a three year period, in one or more public offerings, up to $10 million in common stock or debt securities. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of the offering. The registration statement was filed with the SEC on June 23, 2011. The filing of the shelf registration does not require us to issue securities. Although we have no current commitments to sell additional stock or securities, the shelf registration will provide us with a source of additional capital for acquisitions, capital expenditures, and repayment of indebtedness we may incur in the future, working capital and other general corporate purposes.

The shelf registration will expire in June 2014. As of the date of this filing, the Board of Directors has not determined whether another Form S-3 will be filed when the shelf registration expires.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the financial statements. Under current capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Current quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2013 and 2012, the Company and Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks. Under the final rules, minimum requirements will increase our quantity and quality of the capital. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. The final rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity.

On July 9, 2013 the FDIC also approved, as an interim final rule, the regulatory capital requirements for US banks, following the actions of the Federal Reserve Bank. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

The phase-in-period for the final rules will begin on January 1, 2015, with full compliance with all of the final rule requirements phased in over a multi-year schedule. Management believes that as of December 31, 2013, the Company and the Bank would remain “well capitalized” under the new rules.

Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bank of South Carolina Corporation and Subsidiary

Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

Charleston, South Carolina
March 10, 2014

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2013	2012
ASSETS
Cash and due from banks	$6,043,375	$5,137,888
Interest bearing deposits in other banks	16,080,721	25,903,960
Investment securities available for sale (amortized cost of $93,130,918 and $55,022,009 in 2013 and 2012, respectively)	94,648,221	58,514,216
Mortgage loans to be sold	4,739,343	18,479,878
Loans	218,320,304	217,128,624
Less: Allowance for loan losses	(3,292,277)	(3,432,844)
Net loans	215,028,027	213,695,780
Premises, equipment and leasehold improvements, net	2,454,861	2,486,792
Accrued interest receivable	1,182,272	1,124,613
Other assets	716,883	67,519

Total assets	$340,893,703	$325,410,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand	90,574,330	83,447,675
Interest bearing demand	78,576,851	77,441,588
Money market accounts	47,190,365	54,450,828
Certificates of deposit $100,000 and over	52,516,487	40,903,886
Other time deposits	15,730,187	15,909,164
Other savings deposits	20,654,435	18,920,702
Total deposits	305,242,655	291,073,843

Accrued interest payable and other liabilities	911,905	406,361
Total liabilities	306,154,560	291,480,204
Commitments and contingencies Notes 1 and 8
Shareholders’ equity
Common stock-no par 12,000,000 shares authorized; Issued 4,678,339 shares at December 31, 2013 and 4,665,690 at December 31, 2012; Shares outstanding 4,458,888 at December 31, 2013 and 4,446,239 at December 31, 2012	—	—
Additional paid in capital	28,678,150	28,474,951
Retained earnings	7,007,532	5,157,839
Treasury stock: 219,451 shares at December 31, 2013 and 2012	(1,902,439)	(1,902,439)
Accumulated other comprehensive income, net of income taxes	955,900	2,200,091
Total shareholders’ equity	34,739,143	33,930,442

Total liabilities and shareholders’ equity	$340,893,703	$325,410,646

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Interest and fee income
Interest and fees on loans	$11,188,748	$11,032,927	$10,887,709
Interest and dividends on investment securities	1,482,594	1,347,520	1,309,743
Other interest income	80,450	82,412	80,152
Total interest and fee income	12,751,792	12,462,859	12,277,604

Interest expense
Interest on deposits	416,128	455,619	778,028
Total interest expense	416,128	455,619	778,028

Net interest income	12,335,664	12,007,240	11,499,576
Provision for loan losses	207,500	350,000	480,000
Net interest income after provision for loan losses	12,128,164	11,657,240	11,019,576

Other income
Service charges, fees and commissions	943,627	926,050	946,518
Mortgage banking income	1,521,670	1,377,888	674,705
Other non-interest income	31,120	41,525	32,062
Gain on sale of securities	—	—	124,672
Total other income	2,496,417	2,345,463	1,777,957

Other expense
Salaries and employee benefits	5,191,215	5,045,413	4,742,772
Net occupancy expense	1,406,680	1,356,845	1,340,227
Loss on other real estate owned	—	—	63,273
Other operating expenses	2,119,955	2,329,367	2,113,994
Total other expenses	8,717,850	8,731,625	8,260,266

Income before income tax expense	5,906,731	5,271,078	4,537,267
Income tax expense	1,829,807	1,604,250	1,347,949

Net income	$4,076,924	$3,666,828	$3,189,318

Weighted average shares outstanding
Basic	4,452,642	4,445,738	4,439,887
Diluted	4,461,953	4,445,738	4,439,887

Basic income per common share	$0.92	$0.82	$0.72
Diluted income per common share	$0.91	$0.82	$0.72

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,

	2013	2012	2011
Net income	$4,076,924	$3,666,828	$3,189,318
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities (net of tax $730,715, $109,467 and $1,081,686, respectively)	(1,244,191)	186,390	1,841,789
Reclassification adjustment for gains included in income (net of tax $46,129)	—	—	(78,543)
Other comprehensive (loss) income, net of tax	(1,244,191)	186,390	1,763,246
Total comprehensive income	$2,832,733	$3,853,218	$4,952,564

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012, 2011

	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
December 31, 2010	$28,202,939	$2,167,927	$(1,902,439)	$250,455	$28,718,882
Net income	—	3,189,318	—	—	3,189,318
Other Comprehensive income	—	—	—	1,763,246	1,763,246
Exercise of Stock Options	123,403	—	—	—	123,403
Stock-based compensation expense	64,587	—	—	—	64,587
Cash dividends ($0.42 per common share)	—	(1,865,567)	—	—	(1,865,567)
December 31, 2011	28,390,929	3,491,678	(1,902,439)	2,013,701	31,993,869
Net income	—	3,666,828	—	—	3,666,828
Other Comprehensive income	—	—	—	186,390	186,390
Exercise of Stock Options	11,094	—	—	—	11,094
Stock-based compensation expense	72,928	—	—	—	72,928
Cash dividends ($0.45 per common share)	—	(2,000,667)	—	—	(2,000,667)
December 31, 2012	28,474,951	5,157,839	(1,902,439)	2,200,091	33,930,442
Net income	—	4,076,924	—	—	4,076,924
Other Comprehensive income	—	—	—	(1,244,191)	(1,244,191)
Exercise of Stock Options	128,477	—	—	—	128,477
Stock-based compensation expense	74,722	—	—	—	74,722
Cash dividends ($0.50 per common share)	—	(2,227,231)	—	—	(2,227,231)
December 31, 2013	$28,678,150	$7,007,532	$(1,902,439)	$955,900	$34,739,143

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
Cash flows from operating activities:	2013	2012	2011
Net income	$4,076,924	$3,666,828	$3,189,318
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	192,844	206,603	209,316
Gain on sale of securities	—	—	(124,672)
Loss on sale of other real estate	—	—	63,273
Provision for loan losses	207,500	350,000	480,000
Stock-based compensation expense	74,722	72,928	64,587
Deferred income taxes	59,829	(183,607)	(85,291)
Net amortization and (accretion) of unearned discounts on investment securities	516,746	390,543	(243,994)
Origination of mortgage loans held for sale	(81,762,793)	(108,699,648)	(60,049,882)
Proceeds from sale of mortgage loans held for sale	95,503,328	97,798,357	58,379,611
(Increase) decrease in accrued interest receivable and other assets	(36,138)	502,361	536,889
Decrease in accrued interest payable and other liabilities	(74,111)	(12,081)	(179,471)
Net cash provided (used) by operating activities	18,758,851	(5,907,716)	2,239,684
Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	2,325,000	3,745,000	9,605,000
Purchase of investment securities available for sale	(40,950,656)	(2,801,741)	(45,238,691)
Net increase in loans	(1,539,747)	(3,443,553)	(5,995,152)
Loss on disposal of fixed assets	—	1,628	—
Purchase of premises, equipment and leasehold improvements, net	(160,913)	(83,058)	(384,755)
Proceeds from sale of other real estate	—	—	596,157
Proceeds from sale of available for sale securities	—	—	18,140,625
Net cash used by investing activities	(40,326,316)	(2,581,724)	(23,276,816)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	14,168,812	(10,053,672)	50,690,540
Net decrease in short-term borrowings	—	—	(767,497)
Dividends paid	(1,647,576)	(2,489,610)	(1,376,623)
Stock options exercised	128,477	11,094	123,403
Net cash provided (used) by financing activities	12,649,713	(12,532,188)	48,669,823
Net increase (decrease) in cash and cash equivalents	(8,917,752)	(21,021,628)	27,632,691
Cash and cash equivalents at beginning of year	31,041,848	52,063,476	24,430,785

Cash and cash equivalents at end of year	$22,124,096	$31,041,848	$52,063,476

Supplemental disclosure of cash flow data:

Cash paid during the year for:
Interest	$410,598	$534,773	$899,219
Income taxes	$1,892,000	$1,717,751	$1,510,641
Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain (loss) on securities available for sale, net of income taxes	$(1,244,191)	$186,390	$1,763,246
Change in dividends payable	$579,655	$(488,944)	$488,944

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the more significant accounting policies used in preparation of the accompanying consolidated financial statements.

Accounting Estimates and Assumptions:

The preparation of the financial statements are in conformity with accounting principles generally accepted in the United States of America (GAAP), which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ significantly from these estimates and assumptions. Material estimates generally susceptible to significant change are related to the determination of the allowance for loan losses, impaired loans, other real estate owned, asset prepayment rates and other-than-temporary impairment of investment securities.

We are not dependent on any single customer or limited number of customers, the loss of which would have a material adverse effect. No material portion of our business is seasonal.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Bank of South Carolina Corporation (the “Company”) and its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). In consolidation, all significant intercompany balances and transactions have been eliminated.

References to “we”, “us”, “our”, “the Bank”, or “the Company” refer to the parent and its subsidiary that are consolidated for financial purposes.

Cash and Cash Equivalents: Cash and cash equivalents include cash and noninterest-bearing deposits, and interest-bearing deposits. All amounts are readily convertible to cash and have maturities of less than 90 days.

Investment Securities: We classify investments into three categories as follows: (1) Held to Maturity - debt securities that we have the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity, (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings, and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for 2013 and 2012. We do not have any mortgage-backed securities nor have we ever invested in mortgage-backed securities.

Mortgage Loans to be Sold: We originate fixed and variable rate residential mortgage loans on a service release basis in the secondary market. Loans closed but not yet settled with an investor are carried in our loans to be sold portfolio at the lower of cost or estimated market value in the aggregate. These loans have been originated in our name and have closed. Virtually all of these loans have commitments to be purchased by investors and the majority of these loans are locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with our customers. Therefore, these loans present very little market risk. We usually deliver to, and receive funding from, the investor within 30 to 60 days. As a result of the short-term nature of these contracts, the fair value of the mortgage loans to be sold in most cases is the same as the value of the loan amount at its origination.

The commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts” basis. We are not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-refundable fees and direct loan origination costs related to residential mortgage loans to be sold are recognized in non-interest income (net) as earned or incurred. Gains and losses on sales of residential mortgage loans (control over these assets has been surrendered) are recorded in the mortgage banking component of non-interest income. At December 31, 2013 and 2012, we had approximately $4.7 million and $18.5 million in mortgage loans to be sold, respectively.

Loans and Allowance for Loan Losses: Loans are carried at principal amounts outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield. Interest income on all loans is recorded on an accrual basis. The accrual of interest and the amortization of net loan fees are generally discontinued on loans which 1) are maintained on a cash basis because of deterioration in the financial condition of the borrower; 2) for which payment of full principal is not expected; or 3) upon which principal or interest has been in default for a period of 90 days or more. The accrual of interest however, may continue on these loans if they are well secured, in the process of collection, and management deems it appropriate. Non-accrual loans are reviewed individually by management to determine if they should be returned to accrual status. We define past due loans based on contractual payment and maturity dates.

We account for nonrefundable fees and costs associated with originating or acquiring loans by requiring that loan origination fees be recognized over the life of the related loan as an adjustment on the loan’s yield. Certain direct loan origination costs shall be recognized over the life of the related loan as a reduction of the loan’s yield.

We account for impaired loans by requiring that all loans for which it is estimated that we will be unable to collect all amounts due according to the terms of the loan agreement be recorded at the loan’s fair value. Fair value may be determined based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

Additional accounting guidance allows us to use existing methods for recognizing interest income on an impaired loan. The guidance also requires additional disclosures about how we estimate interest income related to our impaired loans.

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

A loan is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). For this type of impaired loan, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting, provided they are performing in accordance with their restructured terms.

Management believes that the allowance is adequate to absorb inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events which management believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require significant future additions to the allowance, thus adversely affecting our operating results.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance is also subject to examination by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions and other adequacy tests. In addition, such regulatory agencies could require us to adjust our allowance based on information available to us at the time of our examination.

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.

Concentration of Credit Risk: Our primary market consists of the counties of Berkeley, Charleston and Dorchester, South Carolina. At December 31, 2013, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

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

Other Real Estate Owned: Other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. We had no other real estate owned at December 31, 2013 or December 31, 2012. Gains and losses on the sale of other real estate owned and subsequent write-downs from periodic re-evaluation are charged to other operating income.

Income Taxes: We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Net deferred tax assets are included in other assets in the consolidated balance sheet.

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. We believe that we had no uncertain tax positions for the year ended December 31, 2013 or for the year ended December 31, 2012.

Stock-Based Compensation: Stock options are periodically granted to employees at an exercise price not less than 100% of the fair market value of the shares at the date of the grant. All employees are eligible to participate in this plan if the Executive Committee of the Board of Directors, in its sole discretion, determines that such person has contributed or can be expected to contribute to the profits or growth of the Company or its subsidiary. Fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and its expected dividends, and the risk-free interest rate over the expected life of the option.

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

Comprehensive Income: We apply accounting standards which establish guidance for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and net unrealized gains or losses on securities.

Segment Information: We report operating segments in accordance with accounting standards. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Financial Officer/Executive Vice President in deciding how to allocate resources and assess performance. Accounting standards require that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. The Company has one reporting segment, The Bank of South Carolina.

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

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial as of December 31, 2013 and 2012.

Cash Flows: Cash and cash equivalents include working cash funds, due from banks, interest bearing deposits in other banks, items in process of collection and federal funds sold. To comply with Federal Reserve regulations, we are required to maintain certain average cash reserve balances. Our daily reserve requirement in 2013 was satisfied by vault cash resulting in a zero reserve requirement at the Federal Reserve. The daily average reserve requirement was approximately $700,000 for the reserve period ended December 31, 2012.

Recent Accounting Pronouncements: The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments became effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material impact on our financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 28, 2013, the FASB amended the liabilities topic to address obligations resulting from joint and several liability arrangements. The guidance addresses recognition of financial commitments arising from joint and several liability arrangements. Specifically, the amendments require recognition of financial commitments arising from loans, contracts, and legal rulings if the Company can be held liable for the entire claim. The amendments will be effective for the Company for reporting periods beginning after December 15, 2013. We do not expect these amendments to have a material effect on our financial statements.

On April 22, 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. We do not expect these amendments to have any effect on our financial statements.

On July 18, 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments will be effective for the Company for reporting periods beginning after December 15, 2013. We do not expect these amendments to have any effect on our financial statements.

In December 2013, the FASB amended the Master Glossary of the FASB Codification to define “Public Business Entity” to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. GAAP. The amendment does not affect existing requirements, however will be used by the FASB, the Private Company Council (“PCC”), and the Emerging Issues Task Force (“EITF”) in specifying the scope of future financial accounting and reporting guidance. We do not expect this amendment to have any effect on our financial statements.

In January 2014, the FASB amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. We do not expect these amendments to have a material effect on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	DECEMBER 31, 2013
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$15,841,901	$58,429	$67,929	$15,832,401
Government-Sponsored Enterprises	43,582,119	363,981	311,062	43,635,038
Municipal Securities	33,706,898	1,599,638	125,754	35,180,782

Total	$93,130,918	$2,022,048	$504,745	$94,648,221

	DECEMBER 31, 2012
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,097,750	$116,000	$—	$6,213,750
Government-Sponsored Enterprises	17,822,858	521,174	—	18,344,032
Municipal Securities	31,101,401	2,858,625	3,592	33,956,434

Total	$55,022,009	$3,495,799	$3,592	$58,514,216

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2013 and December 31, 2012, by contractual maturity are as follows:

DECEMBER 31, 2013
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$11,048,145	$11,147,251
Due in one year to five years	39,310,800	39,914,350
Due in five years to ten years	31,907,109	32,503,090
Due in ten years and over	10,864,864	11,083,530

Total	$93,130,918	$94,648,221

DECEMBER 31, 2012
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$2,331,067	$2,336,933
Due in one year to five years	32,183,058	33,321,740
Due in five years to ten years	11,407,945	12,718,115
Due in ten years and over	9,099,939	10,137,428

Total	$55,022,009	$58,514,216

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no securities sold during the year ended December 31, 2013 or December 31, 2012.

Investment securities with an aggregate amortized cost of $53,305,346 and estimated fair value of $55,121,652 at December 31, 2013, were pledged to secure deposits and other balances, as required or permitted by law.

At December 31, 2013 we had three US Treasury Notes with an unrealized loss of $67,929, five Agency Notes with an unrealized loss of $311,062, and six Municipal Securities with an unrealized loss of $125,754, compared to one Municipal Security with an unrealized loss of $3,592 at December 31, 2012. The unrealized losses on investments were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Therefore, these investments are not considered other-than-temporarily impaired. We have the ability to hold these investments until market price recovery or maturity. Gross unrealized losses and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and December 31, 2012 are as follows:

DECEMBER 31, 2013
	Less than 12 months		12 months or longer		Total
Descriptions of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Notes	9,713,619	67,929	—	—	9,713,619	67,929
Government- Sponsored Enterprises	20,027,016	311,062	—	—	20,027,016	311,062
Municipal Securities	2,496,742	125,652	401,624	102	2,898,366	125,754
Total	32,237,377	504,643	401,624	102	32,639,001	504,745

DECEMBER 31, 2012
	Less than 12 months		12 months or longer		Total
Descriptions of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal Securities	1,976,895	3,592	—	—	1,973,303	3,592

The following table reconciles the changes in Level 3 financial instruments for the year ended December 31, 2013 and 2012.

Level 3 Municipal Securities December 31,
	2013	2012
Beginning Balance	$1,740,341	$4,644,931
Total gains or (losses) (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	(55,004)	15,410
Purchases, issuances and settlements	(160,000)	(2,920,000)
Transfers in and/or out of level 3	—	—
Ending Balance	$1,525,337	$1,740,341

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	LOANS

Major classifications of loans (including deferred fees of $66,289) are as follows:

	DECEMBER 31,
	2013	2012

Commercial loans	$53,303,569	$54,664,286
Commercial Real Estate:
Commercial real estate construction	1,516,545	2,276,532
Commercial real estate other	104,740,578	108,575,415
Consumer:
Consumer real estate	54,669,359	46,703,454
Consumer other	4,090,253	4,908,937
	218,320,304	217,128,624
Allowance for loan losses	(3,292,277)	(3,432,844)

Loans, net	$215,028,027	$213,695,780

Changes in the Allowance for Loan Losses are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2013	2012	2011

Balance at beginning of year	$3,432,844	$3,106,884	$2,938,588
Provision for loan losses	207,500	350,000	480,000
Charge offs	(391,401)	(172,288)	(383,714)
Recoveries	43,334	148,248	72,010
Balance at end of year	$3,292,277	$3,432,844	$3,106,884

We had impaired loans totaling $7,136,907 as of December 31, 2013 compared to $11,498,279 at December 31, 2012. The impaired loans include non-accrual loans with balances at December 31, 2013 and 2012 of $1,575,440 and $3,993,816, respectively. We had four restructured loans at December 31, 2013, and five restructured loans at December 31, 2012. According to GAAP, we are required to account for certain loan modifications or restructuring as a troubled debt restructuring (“TDR”). In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. At December 31, 2013 and 2012 troubled debt restructurings had an aggregate balance of $1,196,341 and $1,618,278, respectively. At December 31, 2012 there was one credit totaling $2,623,556 which was entirely secured by a first mortgage. This loan paid off in the second quarter of 2013.

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

There were no loans over 90 days past due and still accruing interest at December 31, 2013 or December 31, 2012.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the non-accrual loans as of December 31, 2013 and December 31, 2012.

Loans Receivable on Non-Accrual
December 31, 2013
Commercial	$—
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	1,507,209
Consumer:
Consumer - Real Estate	68,231
Consumer - Other	—
Total	$1,575,440

Loans Receivable on Non-Accrual
December 31, 2012
Commercial	$4,085
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	3,921,750
Consumer:	—
Consumer - Real Estate	67,981
Consumer - Other	—
Total	$3,993,816

The following is a schedule of our delinquent loans, excluding mortgage loans held for sale, as of December 31, 2013 and December 31, 2012.

December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$230,848	78,200	—	309,048	52,994,521	53,303,569	—
Commercial Real Estate:
Commercial Real Estate - Construction	—	—	—	—	1,516,545	1,516,545	—
Commercial Real Estate - Other	689,859	226,314	754,168	1,670,341	103,070,237	104,740,578	—
Consumer:
Consumer Real Estate	—	—	—	—	54,669,359	54,669,359	—
Consumer - Other	24,399	—	—	24,399	4,065,854	4,090,253	—
Total	$945,106	304,514	754,168	2,003,788	216,316,516	218,320,304	—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$104,766	—	—	104,766	54,559,520	54,664,286	—
Commercial Real Estate:
Commercial Real Estate - Construction	—	—	—	—	2,276,532	2,276,532	—
Commercial Real Estate - Other	93,487	336,315	3,074,397	3,504,199	105,071,216	108,575,415	—
Consumer:
Consumer Real Estate	—	—	—	—	46,703,454	46,703,454	—
Consumer - Other	6,549	—	985	7,534	4,901,403	4,908,937	—
Total	$204,802	336,315	3,075,382	3,616,499	213,512,125	217,128,624	—

We grant short to intermediate term commercial and consumer loans to customers throughout our primary market area of Charleston, Berkeley and Dorchester counties of South Carolina. Our primary market area is heavily dependent on tourism and medical services. Although we have a diversified loan portfolio, a substantial portion of our debtors’ ability to honor their contracts is dependent upon the stability of the economic environment in their primary market including the government, tourism and medical industries. The majority of the loan portfolio is located in our immediate market area with a concentration in Real Estate Related, Offices and Clinics of Medical Doctors, Real Estate Agents and Managers, and Legal services.

As of December 31, 2013 and 2012, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans As of the Year Ended December 31, 2013
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Related Allowance
Commercial	$471,080	$471,080	$—
Commercial Real Estate	2,213,271	2,213,271	—
Consumer Real Estate	200,399	200,399	—
Consumer Other	—	—	—

Total	$2,884,750	$2,884,750	$—

With an allowance recorded:
Commercial	$1,175,329	$1,175,329	$1,175,329
Commercial Real Estate	2,191,875	2,191,875	535,766
Consumer Real Estate	842,127	842,127	423,705
Consumer Other	42,826	42,826	42,826

Total	$4,252,157	$4,252,157	$2,177,626
Grand Total	$7,136,907	$7,136,907	$2,177,626

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired and Restructured Loans As of the Year Ended December 31, 2012
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Related Allowance
Commercial	$140,575	$140,575	$—
Commercial Real Estate	5,578,231	5,578,231	—
Consumer Real Estate	311,543	311,543	—
Consumer - Other	—	—	—
Total	$6,030,349	$6,030,349	$—

With an allowance recorded:
Commercial	$1,251,462	$1,251,462	$1,251,462
Commercial Real Estate Construction	3,287,773	3,287,773	169,243
Consumer Real Estate	879,252	879,252	528,510
Consumer Other	49,443	49,443	49,443

Total	$5,467,930	$5,467,930	$1,998,658
Grand Total	$11,498,279	$11,498,279	$1,998,658

Impaired and Restructured Loans For the Year Ended
	December 31, 2013		December 31, 2012
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	424,733	36,465	8,625	315
Commercial Real Estate	2,427,681	152,529	4,299,045	99,046
Consumer Real Estate	200,339	9,079	317,776	12,596
Consumer - Other	—	—	—	—
Total	3,052,753	198,073	4,625,446	111,957

With an allowance recorded:
Commercial	1,213,799	58,955	1,298,891	57,458
Commercial Real Estate Construction	2,083,729	78,453	634,511	9,957
Consumer Real Estate	866,800	32,633	819,423	34,636
Consumer Other	46,697	2,268	49,742	—

Total	4,211,025	172,309	2,802,567	102,051
Grand Total	7,263,778	370,382	7,428,013	214,008

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates credit risks by category and internally assigned grades at December 31, 2013 and December 31, 2012.

December 31, 2013
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer – Real Estate	Consumer – Other	Total

Pass	$48,383,912	$1,516,545	$95,942,918	$50,846,709	$3,703,400	$200,393,484
Watch	1,962,292	—	1,902,129	1,933,566	191,081	5,989,068
OAEM	546,938	—	2,234,023	654,076	76,097	3,511,134
Sub- Standard	2,410,427	—	4,661,508	1,235,008	119,675	8,426,618
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$53,303,569	$1,516,545	$104,740,578	$54,669,359	$4,090,253	$218,320,304

December 31, 2012
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer – Real Estate	Consumer – Other	Total

Pass	$47,803,837	$1,806,765	$94,779,321	$41,738,572	$4,197,256	$190,325,751
Watch	4,551,804	—	2,554,099	2,971,631	344,583	10,422,117
OAEM	561,563	469,767	4,957,130	650,412	205,638	6,844,510
Sub- Standard	1,747,082	—	6,284,865	1,342,839	161,460	9,536,246
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$54,664,286	$2,276,532	$108,575,415	$46,703,454	$4,908,937	$217,128,624

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category at December 31, 2013 and December 31, 2012. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,478,450	$584,646	$890,728	$102,953	$376,067	$3,432,844
Charge-offs	(245,599)	—	—	(145,802)	—	(391,401)
Recoveries	23,004	15,348	—	4,982	—	43,334
Provisions	142,329	366,787	(249,534)	118,081	(170,163)	207,500
Ending Balance	1,398,184	966,781	641,194	80,214	205,904	3,292,277
Allowance for Loan Losses Ending Balances:
Individually evaluated for impairment	1,175,329	535,766	423,705	42,826	—	2,177,626
Collectively evaluated for impairment	222,855	431,015	217,489	37,388	205,904	1,114,651
Investment in Loans Ending Balance
Individually evaluated for impairment	1,646,409	4,405,146	1,042,526	42,826	—	7,136,907
Collectively evaluated for impairment	$51,657,160	$101,851,977	$53,626,833	$4,047,427	$—	$211,183,397

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,586,510	$420,367	$450,338	$91,402	$558,267	$3,106,884
Charge-offs	(60,042)	(43,734)	(56,487)	(12,025)	—	(172,288)
Recoveries	109,569	13,228	10,000	15,451	—	148,248
Provisions	(157,587)	194,785	486,877	8,125	(182,200)	350,000
Ending Balance	1,478,450	584,646	890,728	102,953	376,067	3,432,844
Allowance for Loan Losses Ending Balances:
Individually evaluated for impairment	1,251,462	169,243	528,510	49,443	—	1,998,658
Collectively evaluated for impairment	226,988	415,403	362,218	53,510	376,067	1,434,186
Investment in Loans Ending Balance
Individually evaluated for impairment	1,392,037	8,866,004	1,190,795	49,443	—	11,498,279
Collectively evaluated for impairment	$53,272,249	$101,985,943	$45,512,659	$4,859,494	$—	$205,630,345

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $1,196,341 and $1,618,278 at December 31, 2013 and December 31, 2012, respectively, and are illustrated in the following table. The following restructured loans were renegotiated to interest only. All restructured loans were performing as agreed as of December 31, 2013 and 2012, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modification
As of December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$106,194	$106,194
Commercial Real Estate	3	$1,090,147	$1,090,147
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate-Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—	$—
Commercial Real Estate	—	$—	$—
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate-Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—

Modification
As of December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	134,814	$134,814
Commercial Real Estate	3	$1,371,983	$1,371,983
Commercial Real Estate Construction	—	—	—
Consumer Real Estate- Prime	1	$111,481	$111,481
Consumer Real Estate- Subprime	—	$—	$—
Consumer Other	—	$—	$—

Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—	$—
Commercial Real Estate	—	$—	$—
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate- Prime	—	$—	$—
Consumer Real Estate- Subprime	—	$—	$—
Consumer Other	—	$—	$—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Premises, Equipment and Leasehold Improvements

Premises, equipment and leasehold improvements are summarized as follows:

	2013	2012

Bank buildings	$1,824,613	$1,817,008
Land	838,075	838,075
Leasehold purchase	30,000	30,000
Lease improvements	681,168	675,784
Equipment	2,857,330	2,709,406
	6,231,186	6,070,273
Accumulated depreciation	(3,776,325)	(3,583,481)

Total	$2,454,861	$2,486,792

Depreciation and amortization on our bank premises and equipment charged to operating expense totaled $192,844 in 2013, $206,603 in 2012, and $209,316 in 2011.

5.	DEPOSITS

At December 31, 2013, 2012, and 2011 certificates of deposit of $100,000 or more totaled approximately $52,516,487, $40,903,886, and $38,638,528, respectively. Interest expense on these deposits was $191,794 in 2013, $200,415 in 2012, and $377,839 in 2011.

At December 31, 2013, the schedule maturities of certificates of deposit are as follows:

2014	$66,248,670
2015	1,153,783
2016	281,473
2017	337,674
2018 and thereafter	225,074
$68,246,674

At December 31, 2013, deposits with a deficit balance of $64,985 were re-classified as other loans, compared to $541,015 at December 31, 2012.

6.	Short-Term Borrowings

At December 31, 2013 and 2012, we had no outstanding federal funds purchased. In March 2012, we established a $6 million REPO Line with Raymond James (formerly Morgan Keegan). There have been no borrowings under this arrangement. In addition, we established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement, we may borrow up to $69 million. We established this arrangement as an additional source of liquidity. There have been no borrowings under this arrangement.

At December 31, 2013 and 2012, the Bank had unused short-term lines of credit totaling approximately $19,000,000, respectively (which are withdrawable at the lender’s option).

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes

Total income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows

	YEARS ENDED DECEMBER 31,
	2013	2012	2011

Income tax expense	$1,829,807	$1,604,250	$1,347,949
Unrealized gains (losses) on securities available for sale presented in accumulated other comprehensive income	(730,715)	109,467	1,035,557

Total	$1,099,092	$1,713,717	$2,383,506

Income tax expense attributable to income before income tax expense consists of:

YEAR ENDED
DECEMBER 31, 2013	Current	Deferred	Total

U.S. Federal	$1,584,131	$59,829	$1,643,960

State and local	185,847	—	185,847

	$1,769,978	$59,829	$1,829,807

YEAR ENDED
DECEMBER 31, 2012	Current	Deferred	Total

U.S. Federal	$1,619,265	$(183,607)	$1,435,658

State and local	168,592	—	168,592

	$1,787,857	$(183,607)	$1,604,250

YEAR ENDED
DECEMBER 31, 2011	Current	Deferred	Total

U.S. Federal	$1,292,984	$(85,291)	$1,207,693

State and local	140,256	—	140,256

	$1,433,240	$(85,291)	$1,347,949

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense attributable to income before income tax expense was $1,829,807, $1,604,250, and $1,347,949 for the years ended December 31, 2013, 2012 and 2011, respectively, and differed from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

	YEARS ENDED
	DECEMBER 31,
	2013	2012	2011

Computed “expected” tax expense	$2,008,289	$1,792,167	$1,542,671

Increase (reduction) in income taxes Resulting from:

Tax exempt interest income	(343,189)	(338,592)	(317,802)
State income tax, net of federal benefit	122,659	111,271	92,569

Other, net	42,048	39,404	30,511

	$1,829,807	$1,604,250	$1,347,949

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

	DECEMBER 31,
	2013	2012
Deferred tax assets:
State Net Operating Loss Carryforward	$35,673	$32,307
Allowance for loan losses	1,050,623	1,098,416
Other	66,588	88,991

Total gross deferred tax assets	1,152,884	1,219,714
Less valuation allowance	(35,673)	(32,307)

Net deferred tax assets	1,117,211	1,187,407

Deferred tax liabilities:
Prepaid expenses	(15,780)	(19,100)
Unrealized gain on securities available for sale	(561,402)	(1,292,117)
Deferred loan fees	(22,538)	(20,470)
Fixed assets, principally due to differences in depreciation	(36,726)	(48,414)
Other Bond Accretion	(30,324)	(27,750)

Total gross deferred tax liabilities	(666,770)	(1,407,851)

Net deferred tax asset (liability)	$450,441	$(220,444)

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company analyzed the tax positions taken in its tax returns and concluded it has no liability related to uncertain tax positions.

There was a $35,673 valuation allowance for deferred tax assets at December 31, 2013 and $32,307 at December 31, 2012 associated with the Company’s state net operating loss. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2013. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Tax returns for 2010 and subsequent years are subject to examination by taxing authorities.

8.	Commitments and Contingencies

We entered into agreements to lease equipment and office facilities under non-cancellable operating lease agreements expiring on various dates through 2039. We may, at our option, extend the lease of our office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods, extend the lease of our Summerville office at 100 North Main Street for two additional ten year periods, and extend the land lease where the Mt. Pleasant office is located for six additional five year periods. In addition, we rent office space at 1071 Morrison Drive Charleston, South Carolina, to house our Mortgage Department. This lease renews every two years. Management intends to exercise its option on the lease agreements. Lease payments below include the lease renewals. Minimum rental commitments for these leases as of December 31, 2013 are as follows:

2014	$589,286
2015	604,182
2016	594,582
2017	611,816
2018	619,560
2019 and thereafter	6,534,118

Total	$9,553,544

Total rental expense was $555,646, $531,094 and $526,128 in 2013, 2012 and 2011, respectively.

On January 28, 2014, we signed a lease to open a banking office located on Highway 78, North Charleston, South Carolina (a copy of the lease is incorporated herein as Exhibit 10.8). The building soon to be constructed is expected to be completed in late 2015. Rental payments do not commence until we take control of our space.

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is essentially the same as that involved in extending loan facilities to customers. We use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $64,830,461 and $51,144,731 at December 31, 2013 and 2012, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure by our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At December 31, 2013 and 2012, we have recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2013 and 2012 was $557,593 and $749,712, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. The fair value of these commitments was not significant at December 31, 2013 and 2012. We had forward sales commitments, totaling $4.7 million at December 31, 2013 to sell loans held for sale of $4.7 million. Such forward sales commitments are to sell loans at par value and are generally funded within 60 days. The fair value of these commitments was not significant at December 31, 2013. We have no embedded derivative instruments requiring separate accounting treatment.

9.	Related Party Transactions

In the opinion of management, loans to our officers and directors are made on substantially the same terms, including interest rates and collateral, as those terms prevailing at the time for comparable loans with persons not related to the lender that do not involve more than the normal risk of collectability. There were no outstanding loans to our executive officers as of December 31, 2013 and 2012. Related party loans are summarized as follows:

	DECEMBER 31,
	2013	2012

Balance at beginning of year	$10,384,505	$9,764,763
New loans or advances	3,317,714	4,241,967
Repayments	(4,505,859)	(3,622,225)

Balance at end of year	$9,196,360	$10,384,505

At December 31, 2013 and 2012 total deposits held by related parties were $6,200,370 and $4,567,509, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Other Expense

A summary of the components of other operating expense is as follows:

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Advertising and business development	$15,558	$21,422	$17,633
Supplies	100,359	118,881	96,654
Telephone and postage	177,551	177,899	169,560
Insurance	40,930	34,575	44,207
Professional fees	389,306	504,888	465,533
Data processing services	444,136	559,867	446,625
State and FDIC insurance and fees	202,043	196,263	249,605
Courier service	101,338	159,943	189,247
Other	648,734	555,629	434,930
	$2,119,955	$2,329,367	$2,113,994

11.	Stock Incentive Plan and Employee Stock Ownership Plan and Trust

We have a Stock Incentive Plan which was approved in 1998 with 180,000 (299,475 adjusted for two 10% stock dividends, a 10% stock distribution, and a 25% stock dividend) shares reserved and a Stock Incentive Plan which was approved in 2010 with 300,000 shares reserved. Under both Plans, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant.

On June 27, 2013, the Executive Committee granted options to purchase an aggregate of 5,000 shares to five employees. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 3.98%, historical volatility 36.34%, risk free interest rate of 2.49%, and an expected life of ten years. On December 19, 2013, the Executive Committee granted options to purchase an aggregate of 2,000 shares to three employees. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 3.98%, historical volatility 36.34%, risk free interest rate of 2.94%, and an expected life of ten years.

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

On March 24, 2011, the Executive Committee granted options to purchase 5,000 shares of stock to one employee. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grant: dividend yield 4.02%, historical volatility 54.43%, risk free interest rate of 3.42%, and an expected life of 10 years. In addition, the Executive Committee granted options to purchase 96,000 shares of stock to twenty-two employees (including 2 Executive Officers) on June 23, 2011. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grant: dividend yield 4.02%, historical volatility 54.43%, risk free interest rate of 2.93%, and an expected life of ten years.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plans for the years ended December 31, 2013, 2012, and 2011 follows:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	174,467	$11.20	168,266	$11.23	88,831	$11.51
Granted	7,000	13.48	11,500	11.30	101,000	10.48
Expired	(9,653)	11.91	(4,000)	13.75	(6,491)	10.47
Exercised	(12,649)	10.16	(1,299)	8.54	(15,074)	8.19
Outstanding, December 31	159,165	$11.34	174,467	$11.20	168,266	$11.23

Exercise Price:	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value of Outstanding Options	Number of Options Exercisable	Weighted Average Exercise Price	Intrinsic Value of Exercisable Options
$15.11	13,915	2.4	$15.11	$10,993	8,085	$15.11	$6,387

$14.54	5,500	3.0	$14.54	$7,480	2,200	$14.54	$2,992

$13.73	3,300	3.5	$13.73	$7,161	—	$—	$—

$12.90	2,200	4.2	$12.90	$6,660	440	$12.90	$1,320

$10.77	18,750	6.7	$10.77	$96,188	—	$—	$—

$11.67	5,000	7.2	$11.67	$21,150	—	$—	$—

$10.42	93,500	7.5	$10.42	$512,380	—	$—	$—

$11.11	8,250	8.6	$11.11	$39,518	—	$—	$—

$12.00	2,500	8.9	$12.00	$9,750	—	$—	$—

$12.84	4,250	9.6	$12.84	$13,005	—	$—	$—

$15.00	2,000	9.9	$15.00	$1,800	—	$—	$—

	159,165	6.83	$11.34	$726,025	10,725	$14.91	$10,699

Options granted on June 27, 2013 and December 19, 2013, had a weighted average grant-date fair value of $3.47 and $4.09, respectively. The weighted average grant-date fair value of options granted in June and September of 2012 were $2.55 and $2.76, respectively. The weighted average grant-date fair value of options granted in March and June of 2011 were $4.62 and $4.03, respectively. The options granted in September 2010, had a weighted average grant date fair value of $6.13. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011, were $43,156, $2,845, and $40,773, respectively.

A summary of the status of our nonvested shares as of December 31, 2013 is presented below:

Nonvested Shares:	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	158,485	$4.38
Granted	7,000	3.65
Vested	(8,385)	4.28
Forfeited	(8,660)	5.46
Nonvested at end of year	148,440	$4.29

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized compensation cost for the years ended December 31, 2013, 2012 and 2011 in the amount of $74,722, $72,928, and $64,587, respectively, related to the granted options.

As of December 31, 2013 there was a total of $472,288 in unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 6.79 years.

We established an Employee Stock Ownership Plan (ESOP) effective January 1, 1989. Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a Plan year is eligible to participate in the ESOP. Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code Section 415. The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses amounted to $280,000, $285,000, and $240,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

12.	DIVIDENDS

The Bank’s ability to pay dividends to the Company is restricted by the laws and regulations of the State of South Carolina. Generally, these restrictions allow the Bank to pay dividends from current earnings without the prior written consent of the South Carolina Commissioner of Banking, if it received a satisfactory rating at its most recent examination. The Bank paid dividends of $2,245,000, $2,160,000 and $1,790,000 to the Company during the years ended December 31, 2013, 2012 and 2011, respectively.

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

All options outstanding, (options to purchase 159,165) at December 31, 2013, were used in the computation of diluted earnings per share at December 31, 2013. Options to purchase 34,675 shares of common stock with prices ranging from $11.67 to $15.11 per share were not included in the computation of diluted earnings per share for 2012 because the options’ exercise price was greater than the average market price of common shares.

The following is a summary of the reconciliation of average shares outstanding for the years ended December 31:

	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	4,452,642	4,452,642	4,445,738	4,445,738	4,439,887	4,439,887
Effect of dilutive securities:
Stock options	—	9,311	—	—	—	—
Average shares outstanding	4,452,642	4,461,953	4,445,738	4,445,738	4,439,887	4,439,887

14.	Regulatory Capital Requirements

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. Management believes, as of December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013 and 2012, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

December 31, 2013
			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total capital to risk-weighted assets:

Company	$36,932	14.67%	$20,140	8.00%	$	N/A	N/A
Bank	$36,653	14.57%	$20,126	8.00%		$25,157	10.00%

Tier 1 capital to risk-weighted assets:

Company	$33,783	13.42%	$10,070	4.00%	$	N/A	N/A
Bank	$33,506	13.32%	$10,063	4.00%		$15,094	6.00%

Tier 1 capital to average assets:

Company	$33,783	9.81%	$13,799	4.00%	$	N/A	N/A
Bank	$33,506	9.73%	$13,772	4.00%		$17,215	5.00%

December 31, 2012
			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total capital to risk-weighted assets:

Company	$34,912	13.73%	$20,343	8.00%	$	N/A	N/A
Bank	$34,686	13.64%	$20,343	8.00%		$25,429	10.00%

Tier 1 capital to risk-weighted assets:

Company	$31,730	12.48%	$10,171	4.00%	$	N/A	N/A
Bank	$31,504	12.39%	$10,171	4.00%		$15,257	6.00%

Tier 1 capital to average assets:

Company	$31,730	10.14%	$12,521	4.00%	$	N/A	N/A
Bank	$31,504	10.07%	$12,515	4.00%		$15,644	5.00%

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Disclosures Regarding Fair Value of Financial Instruments

Fair Value Measurements: Fair value measurements apply whenever GAAP requires or permits assets or liabilities to be measured at fair value either on a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. Fair value is based on the assumptions that management believes market participants would use when pricing an asset or liability. Fair value measurement and disclosure guidance established a three-level fair value hierarchy that prioritizes the use of inputs used in valuation methodologies.

The three levels of input that may be used to measure fair value are the following:

Level 1	Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as US Treasuries and money market funds.
Level 2	Valuation is based upon quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.
Level 3	Valuation is generated from model-based techniques that use at least one significant assumption based on unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012 are as follows:

Balance at December 31, 2013
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasury Notes	$15,832,401	$—	$—	$15,832,401
Government Sponsored Enterprises	$—	$43,635,038	$—	$43,635,038
Municipal Securities	$—	$35,655,445	$1,525,337	$35,180,782
Total	$15,832,401	$77,290,483	$1,525,337	$94,648,221

Balance at December 31, 2012
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasury Notes	$6,213,750	$—	$—	$6,213,750
Government Sponsored Enterprises	$—	$18,344,032	$—	$18,344,032
Municipal Securities	$—	$33,216,093	$1,740,341	$33,956,434
Total	$6,213,750	$50,560,125	$1,740,341	$58,514,216

Other Real Estate Owned (OREO)

Loans, secured by real estate, are adjusted to fair value upon transfer to other real estate owned (OREO). Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraisal, we record the asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the asset as nonrecurring Level 3. We did not have any Other Real Estate Owned at December 31, 2013 or 2012.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans are reviewed for impairment on a quarterly basis if any of the following criteria are met:

1)      Any loan on non-accrual

2)      Any loan that is a troubled debt restructuring

3)      Any loan over 60 days past due

4)      Any loan rated sub-standard, doubtful, or loss

5)      Excessive principal extensions are executed

6)      If we are provided information that indicates that we will not collect all principal and interest as scheduled

Once a loan is identified as individually impaired, management measures the impairment in accordance with Accounting Standards Codification (ASC) 310-10, “Accounting by Creditors for Impairment of a Loan”.

In accordance with this standard, the fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, we review the most recent appraisal and if it is over 12 to 18 months old we may request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically as an example, in situations where the collateral on a nonperforming commercial real estate loan is out of our primary market area, management would typically order an independent appraisal immediately, at the earlier of the date the loan becomes nonperforming or immediately following the determination that the loan is impaired. However, as a second example, on a nonperforming commercial real estate loan where management is familiar with the property and surrounding areas and where the original appraisal value far exceeds the recorded investment in the loan, management may perform an internal analysis whereby the previous appraisal value would be reviewed considering recent current conditions, and known recent sales or listings of similar properties in the area, and any other relevant economic trends. This analysis may result in the call for a new appraisal. These valuations are reviewed and updated on a quarterly basis.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2013 and December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records the impaired loan as nonrecurring Level 3.

Mortgage Loans To Be Sold

We originate fixed and variable rate residential mortgage loans on a service release basis in the secondary market. Loans closed but not yet settled with an investor are carried in our loans held for sale portfolio. These loans are fixed and variable rate residential mortgage loans that have been originated in our name and have closed. Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with our customers. Therefore, these loans present very little market risk. We usually deliver to, and receive funding from, the investor within 30 to 60 days. Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts” basis. We are not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination. These loans are classified as Level 2.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an on going basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of December 31, 2013, and 2012, for which a nonrecurring change in fair value has been recorded during the twelve months ended December 31, 2013, and 2012.

December 31, 2013
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$4,959,281	$4,959,281
Mortgage loans held for sale	—	4,739,343	—	4,739,343
Total	$—	$4,739,343	$4,959,281	$9,698,624

December 31, 2012
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$9,499,621	$9,499,621
Mortgage loans held for sale	—	18,479,878	—	18,479,878
Total	$—	$18,479,878	$9,499,621	$27,979,499

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs
Nonrecurring measurements:
Impaired Loans	Discounted Appraisals	Collateral Discounts	0 – 25%

Accounting standards require disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. When available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, prepayments, and estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may or may not be realized in an immediate sale of the instrument.

Under the accounting standard, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of the assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts of existing financing instruments do not represent the underlying value of those instruments on our books.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following describes the methods and assumptions we use in estimating the fair values of financial instruments:

a. Cash and due from banks, interest bearing deposits in other banks

 The carrying value approximates fair value. All mature within 90 days and do not present unanticipated credit concerns.

b. Investment securities available for sale

 The fair value of investment securities is derived from quoted market prices.

c. Loans

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans at December 31, 2013 and December 31, 2012, approximate market.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of December 31, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

December 31, 2013
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments- Assets
Loans	$218,320,304	$218,406,792	$—	$—	$218,406,792
Financial Instruments- Liabilities
Deposits	$305,242,655	$305,269,155	$—	$305,269,155	$—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments- Assets
Loans	$217,128,624	$217,432,537	$—	$—	$217,432,537
Financial Instruments- Liabilities
Deposits	$291,073,843	$291,094,742	$—	$291,094,742	$—

	December 31, 2013
	Notional Amount	Fair Value
Off-Balance Sheet Financial
Instruments:

Commitments to extend credit	$64,830,461	$—
Standby letters of credit	557,593	—

	December 31, 2012
	Notional Amount	Fair Value
Off-Balance Sheet Financial
Instruments:

Commitments to extend credit	$51,444,731	$—
Standby letters of credit	749,712	—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of December 31, 2013 and 2012:

	2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,043,375	$6,043,375	6,043,375	—	—
Interest bearing deposits in other banks	16,080,721	16,080,721	16,080,721	—	—
Investments available for sale	94,648,221	94,648,221	15,832,401	77,290,483	1,525,337
Mortgage loans to be sold	4,739,343	4,739,343	—	4,739,343
Loans	218,320,304	218,406,792	—	—	218,406,792
Financial Liabilities:
Deposits	305,242,655	305,269,155	—	305,269,155	—
	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments:

Commitments to extend credit	$64,830,461	$64,830,461	$—	—	$—
Standby letters of credit	557,593	557,593	—	—	—

	2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,137,888	$5,137,888	$5,137,888	$—	$—
Interest bearing deposits in other banks	25,903,960	25,903,960	25,903,960	—	—
Investments available for sale	58,514,216	58,514,216	6,213,750	50,560,125	1,740,341
Mortgage loans to be sold	18,479,878	18,479,878	—	18,479,878	—
Loans	217,128,624	217,432,537	—	—	217,432,537
Financial Liabilities:
Deposits	291,073,843	291,094,742	—	291,094,742	—
	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments:

Commitments to extend credit	$51,144,731	—	$—	$—	$—
Standby letters of credit	749,712	—	—	—	—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Bank of South Carolina Corporation - Parent Company

The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2013 and 2012, and the related condensed statements of operations and cash flows for the years ended December 31, 2013, 2012 and 2011, are as follows:

CONDENSED STATEMENTS OF Financial Condition

	2013	2012
Assets
Cash	$675,367	$86,305
Investment in wholly-owned bank subsidiary	34,461,652	33,704,253
Other assets	181,779	139,884
Total assets	$35,318,798	$33,930,442

Liabilities and shareholders’ equity
Other Liabilities	579,655	—
Shareholders’ equity	34,739,143	33,930,442
Total liabilities and shareholders’ equity	$35,318,798	$33,930,442

CONDENSED STATEMENTS OF Operations

	2013	2012	2011

Interest income	$220	$257	$289
Net operating expenses	(169,887)	(213,254)	(138,877)
Dividends received from bank	2,245,000	2,160,000	1,790,000
Equity in undistributed earnings of subsidiary	2,001,591	1,719,825	1,537,906

Net income	$4,076,924	$3,666,828	$3,189,318

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF Cash FlowS

	2013	2012	2011

Cash flows from operating activities:
Net income	$4,076,924	$3,666,828	$3,189,318
Stock-based compensation expense	74,722	72,928	64,587
Equity in undistributed earnings of subsidiary	(2,001,591)	(1,719,825)	(1,537,906)
Decrease (increase) in other assets	(41,895)	3,390	(81,776)

Net cash provided by operating activities	2,108,160	2,023,321	1,634,223

Cash flows from financing activities:
Dividends paid	(1,647,576)	(2,489,610)	(1,376,623)
Stock options exercised	128,477	11,094	123,403

Net cash used by financing activities	(1,519,098)	(2,478,516)	(1,253,220)

Net (decrease) increase in cash	589,062	(455,195)	381,003

Cash at beginning of year	86,305	541,500	160,497

Cash at end of year	$675,367	$86,305	$541,500

Change in dividend payable	$579,655	$(488,944)	$488,944

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Quarterly Results of Operations (unaudited)

The tables below represent the quarterly results of operations for the years ended December 31, 2013 and 2012, respectively:

	2013
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,220,590	$3,213,868	3,255,248	$3,062,086
Total interest expense	107,682	102,850	104,169	101,427
Net interest income	3,112,908	3,111,018	3,151,079	2,960,659
Provision for loan losses	12,500	25,000	95,000	75,000
Net interest income after provisions for loan losses	3,100,408	3,086,018	3,056,079	2,885,659
Other income	516,393	624,447	624,158	731,419
Other expense	2,227,178	2,162,238	2,161,678	2,166,756
Income before income tax expense	1,389,623	1,548,227	1,518,559	1,450,322
Income tax expense	419,755	484,050	474,485	451,517
Net income	$969,868	$1,064,177	$1,044,074	$998,805
Basic income per common share	$0.23	$0.24	$0.23	$0.22
Diluted income per common share	$0.22	$0.24	$0.23	$0.22

	2012
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,155,002	$3,098,440	3,081,764	$3,127,653
Total interest expense	104,285	106,875	112,400	132,059
Net interest income	3,050,717	2,991,565	2,969,364	2,995,594
Provision for loan losses	70,000	80,000	80,000	120,000
Net interest income after provisions for loan losses	2,980,717	2,911,565	2,889,364	2,875,594
Other income	659,490	570,181	562,744	553,048
Other expense	2,217,030	2,156,249	2,204,558	2,153,788
Income before income tax expense	1,423,177	1,325,497	1,247,550	1,274,854
Income tax expense	431,004	431,835	357,283	384,128
Net income	$992,173	$893,662	$890,267	$890,726
Basic income per common share	$.22	$.20	$.20	$.20
Diluted income per common share	$.22	$.20	$.20	$.20

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Subsequent Events

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

On January 20, 2014 we were served with a civil complaint for imperfect securitization of a Note and/or Mortgage. We closed this loan on June 22, 2006 using a MERS Mortgage. The loan was then sold to Countrywide (now known as Bank of America). Our Note was endorsed to Countrywide prior to submitting the loan for their purchase review. After the loan was purchased on July 10, 2006, the transfer was completed for the sale of the Mortgage to Countrywide on the MERS registration system on July 12, 2006. Our legal counsel is reviewing the suit. We believe there will be no loss in the case.

On January 28, 2014, we signed a lease to open a banking office on Highway 78 and Ingleside Boulevard, North Charleston, South Carolina in 2015 (a copy of the lease is incorporated herein as Exhibit 10.8).

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of December 31, 2013 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013, based on the framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Based on this assessment, management believes that as of December 31, 2013, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Audit and Compliance Committee, composed entirely of independent Directors, meets periodically with management, the Company’s Compliance Officer, Risk Management Officer and Elliott Davis, LLC (separately and jointly) to discuss audit, financial and related matters. Elliott Davis, LLC and the internal auditor have direct access to the Audit and Compliance Committee.

Item 9B. Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2013 that was not reported.

PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance

The information required by this item contained under the sections captioned “Proposal 1-To Elect Eighteen Directors of Bank of South Carolina Corporation to Serve Until the Company’s 2015 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” included on pages 8-20 in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on April 8, 2014, a copy of which has been filed with the SEC, the “Proxy Statement”, is incorporated in this document by reference.

Executive Officers The information concerning the Company’s executive officers is contained under the section captioned -“Proposal 1-To Elect Eighteen Directors of Bank of South Carolina Corporation to Serve until the Company’s 2015 Annual Meeting of Shareholders,” included on pages 8-16 of the Company’s Proxy Statement, and is incorporated in this document by reference.

Audit and Compliance Committee Financial Expert The Audit and Compliance Committee of the Company is composed of Directors Linda J. Bradley McKee, PhD., CPA., (Chairman), Richard W. Hutson, Jr., Katherine M. Huger, David R. Schools and Steve D. Swanson. The Board has selected the Audit and Compliance Committee members based on its determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company’s financial statements. Each member of the Audit and Compliance Committee is “independent” as defined in the NASDAQ Stock Market listing standards for audit committee members.

The Board of Directors has determined that Linda J. Bradley McKee, PhD., CPA, qualifies as a financial expert within the meaning of SEC rules and regulations and has designated Dr. Bradley McKee as the Audit and Compliance Committee financial expert. Director McKee is independent as that term is used in Schedule 14A promulgated under the Exchange Act.

Code of Ethics The Company has adopted a “Code of Ethics”, applicable to the President/Chief Executive Officer, the Chief Financial Officer/Executive Vice-President and the Executive Vice-President and “Code of Conduct” for Directors, officers and employees. A copy of these policies may be obtained at the Company’s internet website: www.banksc.com.

Compliance with Insider Reporting The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is included on page 22 of the Company’s Proxy Statement and is incorporated in this document by reference.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Section captioned “Directors Compensation” and “Executive Compensation-Compensation Discussion and Analysis” included on pages 22-29 of the Proxy Statement.

Equity Compensation Plan Information

The following table summarizes share and exercise price of information about the Stock Incentive Plan of the Company as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [1]
1998 Omnibus Stock Incentive Plan approved by Shareholders [2]	24,915	$14.61	—
2010 Omnibus Stock Incentive Plan approved by Shareholders[3]	134,250	$10.73	165,750

Total	159,165	$11.34	165,750

[1]	In accordance with the 1998 Omnibus Stock Incentive Plan, no options may be granted under this Plan after April 14, 2008, due to its expiration. Options granted before this date shall remain valid in accordance with their terms.

[2]	The number of securities to be issued upon exercise of the outstanding options represents the total outstanding options under the 1998 Omnibus Stock Incentive Plan. As per the agreement, the referenced options shall remain valid in accordance with their terms. During the year ended December 31, 2013, options to purchase 12,649 shares were exercised and 1,103 shares were forfeited under the 1998 Omnibus Stock Incentive Plan.

[3]	The 2010 Omnibus Stock Incentive Plan was approved by the Shareholders at the 2010 Annual Meeting. There were 300,000 shares reserved under this Plan. On September 24, 2010, options for 33,000 shares were granted to 21 employees (other than Executive Officers) with options for 750 shares forfeited with the resignation of one employee in 2010. On March 24, 2011, options for 5,000 shares were granted to 1 employee and on June 23, 2011, options for 96,000 shares were granted to 22 employees including Sheryl G. Sharry and Fleetwood S. Hassell, both Executive Officers who each received options for 10,000 shares. Douglas H. Sass, Executive Vice President, also received options on June 23, 2011 to purchase 5,000 shares. During the year ended December 31, 2011, options for 5,750 shares were forfeited with the resignation of two employees. On June 23, 2012 the Executive Committee granted options to purchase 9,000 shares to 5 employees including Douglas H. Sass, Executive Vice President, who received options to purchase 5,000 shares. In addition, the Board of Directors granted options to purchase 2,500 shares to 1 employee on September 24, 2012. There were options to purchase 4,000 shares forfeited during the year ended December 31, 2012. On June 27, 2013 options to purchase 5,000 shares were granted to 5 employees. Options to purchase 2,000 shares were granted to 3 employees on December 19, 2013. Options to purchase 8,550 shares were forfeited during the year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership and Certain Beneficial Owners

Information required by this item in incorporated in this document by reference to the Section captioned “Security Ownership of Certain Beneficial Owners and Management”, included on page 4 of the Proxy Statement.

Security ownership of Management

Information required by this item is incorporated in this document by reference to the Sections captioned “Security Ownership of Certain Beneficial Owners and Management”, included on pages 4-7 of the Proxy Statement.

Changes in Control

Management is not aware of any arrangements, including any pledge by any shareholder of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this document by reference to the Sections captioned “Proposal 1-To Elect Eighteen Directors of Bank of South Carolina Corporation to Serve Until the Company’s 2015 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters”, included on pages 8-27 of the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated in this document by reference to “Proposal 2 ” to ratify the appointment of Elliott Davis, LLC as independent public accountant for the year ending December 31, 2014 and “Auditing and Related Fees”, included on page 29 of the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-K and listed on pages as indicated.

			Page

	(1)	Report of Independent Registered Public Accounting Firm	33
	(2)	Consolidated Balance Sheets	34
	(3)	Consolidated Statements of Operations	35
	(4)	Consolidated Statements of Comprehensive Income	36
	(6)	Consolidated Statements of Shareholders’ Equity	37
	(7)	Consolidated Statements of Cash Flows	38
	(8)	Notes to Consolidated Financial Statements	39 - 73

2.	Exhibits

	2.0	Plan of Reorganization (Filed with 1995 10-KSB)
	3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
	3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
	3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)
	4.0	2014 Proxy Statement (Filed with 2013 10-K)
	10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
	10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
	10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
	10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
	10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with March 31, 2013 10-Q)
	10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
	10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
	10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
	10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Incorporated herein)
	13.0	2013 10-K (Incorporated herein)
	14.0	Code of Ethics (Filed with 2004 10-KSB)
	21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
	23.1	Consent of Independent Registered Public Accounting Firm (Incorporated herein)
	31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Executive Officer
	31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Financial Officer
	32.1	Certification pursuant to Section 1350
	32.2	Certification pursuant to Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2014	BANK OF SOUTH CAROLINA CORPORATION

	By:	/s/Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer/Executive Vice President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 27, 2014	/s/David W. Bunch
David W. Bunch, Director

February 27, 2014	/s/Graham M. Eubank, Jr.
Graham M. Eubank, Jr., Director

February 27, 2014	/s/Elizabeth M. Hagood
Elizabeth M. Hagood, Director

February 27, 2014	/s/Fleetwood S. Hassell
Fleetwood S. Hassell, President/Chief
Executive Office, Director

February 27, 2014	/s/Glen B. Haynes
Glen B. Haynes, DVM, Director

February 27, 2014	/s/William L. Hiott, Jr.
William L. Hiott, Jr., Director

February 27, 2014	/s/Katherine M. Huger
Katherine M. Huger, Director

February 27, 2014	/s/Richard W. Hutson, Jr.
Richard W. Hutson, Jr., Director

February 27, 2014	/s/Charles G. Lane
Charles G. Lane, Director

February 27, 2014	/s/Hugh C. Lane, Jr.
Hugh C. Lane, Jr., Chairman of
the Board, Director

February 27, 2014	/s/Louise J. Maybank
Louise J. Maybank, Director

February 27, 2014	/s/Linda J. Bradley McKee
Linda J. Bradley McKee, PHD,CPA, Director

February 27, 2014	/s/Alan I. Nussbaum
Alan I. Nussbaum, MD, Director

February 27, 2014	/s/Edmund Rhett, Jr.
Edmund Rhett, Jr., MD, Director

February 27, 2014	/s/Malcolm M. Rhodes
Malcolm M. Rhodes, MD, Director

February 27, 2014	/s/Douglas H. Sass
Douglas H. Sass
Executive Vice President, Director

February 27, 2014	/s/David R. Schools
David R. Schools, Director

February 27, 2014	/s/Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer/Executive Vice
President, Director

February 27, 2014	/s/Steve D. Swanson
Steve D. Swanson, Director

