Form 10-K/A
period 2013-12-31
BANK OF SOUTH CAROLINA CORP
filed 2014-03-11
CIK 1007273

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 10, 2014 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K, Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language) +.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2014	BANK OF SOUTH CAROLINA CORPORATION

	By:	/s/ Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer/Executive Vice President