Form 10-Q
period 2014-03-31
BANK OF SOUTH CAROLINA CORP
filed 2014-05-09
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of May 9, 2014 there were 4,461,388 Common Shares outstanding.

BANK OF SOUTH CAROLINA CORPORATION

AND SUBSIDIARY

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

Assets:	(Unaudited)	(Audited)
	March 31, 2014	December 31, 2013

Cash and due from banks	$7,712,457	$6,043,375
Interest bearing deposits in other banks	3,536,901	16,080,721
Investment securities available for sale	90,229,332	94,648,221
Mortgage loans to be sold	6,809,498	4,739,343
Loans	227,240,465	218,320,304
Less: Allowance for loan losses	(3,323,565)	(3,292,277)
Net loans	223,916,900	215,028,027
Premises and equipment, net	2,422,472	2,454,861
Accrued interest receivable	1,044,748	1,182,272
Other assets	945,813	716,883

Total assets	$336,618,121	$340,893,703

Liabilities and Shareholders’ Equity:
Liabilities
Deposits:
Non-interest bearing demand	85,613,981	90,574,330
Interest bearing demand	75,233,813	78,576,851
Money market accounts	50,885,257	47,190,365
Certificates of deposit $100,000 and over	50,291,095	52,516,487
Other time deposits	15,485,341	15,730,187
Other savings deposits	22,368,706	20,654,435
Total deposits	299,878,193	305,242,655

Accrued interest payable and other liabilities	1,461,402	911,905
Total liabilities	301,339,595	306,154,560

Common Stock - No par value; 12,000,000 shares authorized; Shares issued 4,680,839 at March 31, 2014 and 4,678,339 at December 31, 2013; Shares outstanding 4,461,388 at March 31, 2014 and 4,458,888 shares at December 31, 2013	—	—
Additional paid in capital	28,722,590	28,678,150
Retained earnings	7,383,350	7,007,532
Treasury stock: 219,451 shares at March 31, 2014 and December 31, 2013	(1,902,439)	(1,902,439)
Accumulated other comprehensive income, net of income taxes	1,075,025	955,900

Total shareholders’ equity	35,278,526	34,739,143

Total liabilities and shareholders’ equity	$336,618,121	$340,893,703

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
Interest and fee income
Interest and fees on loans	$2,709,972	$2,708,747
Interest and dividends on investment securities	491,407	333,293
Other interest income	5,606	20,046
Total interest and fee income	3,206,985	3,062,086

Interest expense
Interest on deposits	101,623	101,427
Total interest expense	101,623	101,427

Net interest income	3,105,362	2,960,659
Provision for loan losses	30,000	75,000
Net interest income after provision for loan losses	3,075,362	2,885,659

Other income
Service charges, fees and commissions	222,516	232,302
Mortgage banking income	227,055	494,012
Other non-interest income	4,866	5,105
Gain on sale of securities	84,898	—
Total other income	539,335	731,419

Other expense
Salaries and employee benefits	1,329,911	1,282,083
Net occupancy expense	364,672	327,538
Other operating expenses	545,916	557,135
Total other expense	2,240,499	2,166,756

Income before income tax expense	1,374,198	1,450,322
Income tax expense	418,400	451,517
Net income	$955,798	$998,805

Basic income per common share	$0.21	$0.22
Diluted income per common share	$0.21	$0.22

Weighted average shares outstanding
Basic	4,461,332	4,446,905
Diluted	4,472,593	4,446,905

Cash Dividend Per Share	$0.13	$0.12

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED MARCH 31,
	2014	2013
Net income	$955,798	$998,805
Other comprehensive income (loss)
Unrealized gain (loss) on securities (net of tax $69,963 and $95,667, respectively)	172,611	(162,893)
Reclassification adjustment for gains included in income (net of tax $31,412)	(53,486)	—
Other comprehensive income (loss), net of tax	119,125	(162,893)
Total Comprehensive income	$1,074,923	$835,912

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL

December 31, 2012	$28,474,951	$5,157,839	$(1,902,439)	$2,200,091	$33,930,442
Net income	—	998,805	—	—	998,805
Other comprehensive loss	—	—	—	(162,893)	(162,893)
Exercise of stock options	22,733	—	—	—	22,733
Stock-based compensation expense	18,467	—	—	—	18,467
Cash dividends ($0.12 per common share)	—	(533,868)	—	—	(533,868)
March 31, 2013	28,516,151	5,622,776	(1,902,439)	2,037,198	34,273,686

December 31, 2013	28,678,150	7,007,532	(1,902,439)	955,900	34,739,143
Net income	—	955,798	—	—	955,798
Other comprehensive income	—	—	—	119,125	119,125
Exercise of Stock options	26,050	—	—	—	26,050
Stock-based compensation expense	18,390	—	—	—	18,390
Cash dividends ($0.13 per common share)	—	(579,980)	—	—	(579,980)
March 31, 2014	$28,722,590	$7,383,350	$(1,902,439)	$1,075,025	$35,278,526

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$955,798	$998,805
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	50,306	45,824
Gain on sale of securities	(84,898)	—
Provision for loan losses	30,000	75,000
Stock-based compensation expense	18,390	18,467
Net amortization of unearned discounts on investments	135,542	105,736
Origination of mortgage loans held for sale	(14,695,383)	(21,047,673)
Proceeds from sale of mortgage loans held for sale	12,625,228	29,333,577
Increase in accrued interest receivable and other assets	(161,369)	(392,193)
Increase in accrued interest payable and other liabilities	549,172	454,918

Net cash (used) provided by operating activities	(577,214)	9,592,461

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	1,625,000	2,040,000
Proceeds from sale of available for sale securities	14,018,603	—
Purchase of investment securities available for sale	(11,086,270)	(2,305,943)
Net (increase) decrease in loans	(8,918,873)	846,703
Purchase of premises, equipment and leasehold improvements, net	(17,917)	(48,896)

Net cash (used) provided by investing activities	(4,379,457)	531,864

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(5,364,462)	1,904,894
Dividends paid	(579,655)	—
Stock options exercised	26,050	22,733

Net cash (used) provided by financing activities	(5,918,067)	1,927,627

Net (decrease) increase in cash and cash equivalents	(10,874,738)	12,051,952
Cash and cash equivalents at beginning of period	22,124,096	31,041,848

Cash and cash equivalents at end of period	$11,249,358	$43,093,800

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$115,285	$101,321
Income taxes	$—	$50,725

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$325	$533,868
Change in unrealized gain (loss) on available for sale securities	$119,125	$(162,893)

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2013 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results which may be expected for the entire year.

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

In preparing these financial statements, we evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued.

NOTE 2: Investment Securities

We classify investments into three categories as follows: (1) Held to Maturity - debt securities that we have the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for the three months ended March 31, 2014 and 2013. We do not have any mortgage-backed securities nor have we ever invested in mortgage-backed securities. (See “non-interest income” for discussion on the sale of investment securities.)

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3: Mortgage Loans to be Sold

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. At March 31, 2014 and December 31, 2013, we had approximately $6.8 million and $4.7 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered and are included in mortgage banking income in the consolidated statements of income.

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

NOTE 4: Loans and Allowance for Loan Losses

Loans are carried at principal amounts outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield. Interest income on all loans is recorded on an accrual basis. The accrual of interest and the amortization of net loan fees are generally discontinued on loans which 1) are maintained on a cash basis because of deterioration in the financial condition of the borrower; 2) for which payment of full principal is not expected; or 3) upon which principal or interest has been in default for a period of 90 days or more. The accrual of interest, however, may continue on these loans if they are well secured, in the process of collection, and management deems it appropriate. Non-accrual loans are reviewed individually by management to determine if they should be returned to accrual status. We define past due loans based on contractual payment and maturity dates.

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

The accrual of interest is generally discontinued on loans, that become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of 6 to 9 months, they are reviewed individually by management to determine if they should be returned to accrual status.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following is a summary of the non-accrual loans as of March 31, 2014 and December 31, 2013.

March 31, 2014
Loans Receivable on Non-Accrual
Commercial	$—
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	1,501,158
Consumer:
Consumer Real Estate	—
Consumer - Other	—
Total	$1,501,158

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013
Loans Receivable on Non-Accrual
Commercial	$—
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	1,507,209
Consumer:
Consumer Real Estate	68,231
Consumer - Other	—
Total	$1,575,440

The following is a schedule of our delinquent loans, excluding mortgage loans held for sale, as of March 31, 2014 and December 31, 2013.

March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$439,152	40,513	—	479,665	52,753,575	53,233,240	—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	1,496,366	1,496,366	—
Commercial Real Estate -Other	562,093	1,076,629	754,168	2,392,890	105,096,255	107,489,145	—
Consumer:
Consumer- Real Estate	388,184	—	—	388,184	60,294,322	60,682,506	—
Consumer-Other	53,935	—	3,000	56,935	4,282,273	4,339,208	3,000
Total	$1,443,364	1,117,142	757,168	3,317,674	223,922,791	227,240,465	3,000

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$230,848	78,200	—	309,048	52,994,521	53,303,569	—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	1,516,545	1,516,545	—
Commercial Real Estate -Other	689,859	226,314	754,168	1,670,341	103,070,237	104,740,578	—
Consumer:
Consumer- Real Estate	—	—	—	—	54,669,359	54,669,359	—
Consumer-Other	24,399	—	—	24,399	4,065,854	4,090,253	—
Total	$945,106	304,514	754,168	2,003,788	216,316,516	218,320,304	—

As of March 31, 2014 and December 31, 2013, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans For the Three Months Ended March 31, 2014
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investments	Related Allowance
Commercial	$672,137	$672,137	$—
Commercial Real Estate	1,939,279	1,939,279	—
Consumer Real Estate	273,025	273,025	—
Consumer Other	—	—	—

Total	$2,884,441	$2,884,441	$—

With an allowance recorded:
Commercial	$1,272,262	$1,272,262	$1,171,023
Commercial Real Estate	2,126,209	2,126,209	596,038
Consumer Real Estate	697,579	697,579	182,582
Consumer Other	40,491	40,491	40,491

Total	$4,136,541	$4,136,541	$1,990,134
Grand Total	7,020,982	7,020,982	1,990,134

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Impaired and Restructured Loans As of the Year Ended December 31, 2013
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investments	Related Allowance
Commercial	$471,080	$471,080	$—
Commercial Real Estate	2,213,271	2,213,271	—
Consumer Real Estate	200,399	200,399	—
Consumer Other	—	—	—

Total	$2,884,750	$2,884,750	$—

With an allowance recorded:
Commercial	$1,175,329	$1,175,329	$1,175,329
Commercial Real Estate	2,191,875	2,191,875	535,766
Consumer Real Estate	842,127	842,127	423,705
Consumer Other	42,826	42,826	42,826

Total	$4,252,157	$4,252,157	$2,177,626
Grand Total	7,136,907	7,136,907	2,177,626

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March, 2014 and 2013, respectively.

Average Recorded Investment and Interest Income Impaired and Restructured Loans For the Three Months Ended
	March 31, 2014		March 31, 2013
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$356,189	$9,181	$146,596	$53,216
Commercial Real Estate	2,263,860	25,806	8,854,164	2,273,039
Consumer Real Estate	273,048	2,815	315,226	65,139
Consumer Other	—	—	—	—

Total	$2,893,097	$37,802	$9,315,986	$2,391,394

With an allowance recorded:
Commercial	$1,275,349	$15,149	$1,284,226	$183,244
Commercial Real Estate	2,127,449	16,206	838,568	220,680
Consumer Real Estate	700,091	8,639	879,389	137,741
Consumer Other	41,281	473	49,547	6,470

Total	$4,144,170	$40,467	$3,051,730	$548,135
Grand Total	7,037,267	78,269	12,367,716	2,939,529

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table illustrates credit risks by category and internally assigned grades at March 31, 2014 and December 31, 2013.

March 31, 2014
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$48,604,552	$1,038,849	$99,285,909	$57,737,138	$4,015,946	$210,682,394
Watch	1,743,295	—	1,817,148	1,138,771	177,803	4,877,017
OAEM	848,885	457,517	2,166,152	836,308	76,727	4,385,589
Sub-Standard	2,036,508	—	4,219,936	970,289	68,732	7,295,465
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$53,233,240	$1,496,366	$107,489,145	$60,682,506	$4,339,208	$227,240,465

December 31, 2013
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$48,383,912	$1,516,545	$95,942,918	$50,846,709	$3,703,400	$200,393,484
Watch	1,962,292	—	1,902,129	1,933,566	191,081	5,989,068
OAEM	546,938	—	2,234,023	654,076	76,097	3,511,134
Sub-Standard	2,410,427	—	4,661,508	1,235,008	119,675	8,426,618
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$53,303,569	$1,516,545	$104,740,578	$54,669,359	$4,090,253	$218,320,304

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category at March 31, 2014 and December 31, 2013. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,398,184	$966,781	$641,194	$80,214	$205,904	$3,292,277
Charge-offs	—	(3,953)	—	(2,065)	—	(6,018)
Recoveries	—	7,100	—	206	—	7,306
Provisions	(3,097)	(11,658)	(235,833)	4,963	275,625	30,000
Ending Balance	1,395,087	958,270	405,361	83,318	481,529	3,323,565
Ending Balances:
Individually evaluated for impairment	1,171,023	596,038	182,582	40,491	—	1,990,134
Collectively evaluated for impairment	224,064	362,232	222,779	42,827	481,529	1,333,431
Ending Balances:
Individually evaluated for impairment	1,944,399	4,065,488	970,604	40,491	—	7,020,982
Collectively evaluated for impairment	$51,288,841	$104,920,023	$59,711,902	$4,298,717	$—	$220,219,483

December 31, 2013
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,478,450	$584,646	$890,728	$102,953	$376,067	$3,432,844
Charge-offs	(245,599)	—	—	(145,802)	—	(391,401)
Recoveries	23,004	15,348	—	4,982	—	43,334
Provisions	142,329	366,787	(249,534)	118,081	(170,163)	207,500
Ending Balance	1,398,184	966,781	641,194	80,214	205,904	3,292,277
Ending Balances:
Individually evaluated for impairment	1,175,329	535,766	423,705	42,826	—	2,177,626
Collectively evaluated for impairment	222,855	431,015	217,489	37,388	205,904	1,114,651
Ending Balance:
Individually evaluated for impairment	1,646,409	4,405,146	1,042,526	42,826	—	7,136,907
Collectively evaluated for impairment	$51,657,160	$101,851,977	$53,626,833	$4,047,427	$—	$211,183,397

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $1,184,994 and $1,196,341 at March 31, 2014 and December 31, 2013, respectively, and are illustrated in the following table. The following loans were renegotiated to interest only. At March 31, 2014 and December 31, 2013, all restructured loans were performing as agreed.

Modification
As of March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$101,773	$101,773
Commercial Real Estate	3	$1,083,221	$1,083,221
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate –Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—	$—
Commercial Real Estate	—	$—	$—
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate -Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—

Modification
As of December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$106,194	$106,194
Commercial Real Estate	3	$1,090,147	$1,090,147
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate –Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—	$—
Commercial Real Estate	—	$—	$—
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate -Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—

There were no additional loans identified as a TDR during the three months ended March 31, 2014.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6: Income Taxes

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. We believe that we had no uncertain tax positions as of March 31, 2014 or March 31, 2013.

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

The options are not transferable except by will or by the laws of descent and distribution. There were no options granted during the three months ended March 31, 2014 or three months ended March 31, 2013.

On April 14, 1998 the Company adopted the 1998 Omnibus Stock Incentive Plan which expired on April 14, 2008. Options can no longer be granted under the 1998 Plan. Options granted before April 14, 2008, shall remain valid in accordance with their terms. There are currently options to purchase 24,915 shares outstanding under this plan with options to purchase 10,989 shares exercisable.

Under both plans employees become 20% vested after five years and vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant.

The following is a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plan for the three months ended March 31, 2014 and for the three months ended March 31, 2013.

Three Months Ended March 31, 2014	Options	Weighted Average Exercise Price

Balance at January 1, 2014	159,165	$11.34
Forfeited	—	—
Exercised	(2,500)	10.42
Balance at March 31, 2014	156,665	11.35

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months Ended March 31, 2013	Options	Weighted Average Exercise Price

Balance at January 1, 2013	174,467	$11.20
Forfeited	(3,600)	12.10
Exercised	(2,662)	8.54
Balance at March 31, 2013	168,205	11.22

Options exercisable at March 31, 2014	10,989	$14.91

NOTE 8: Shareholders’ Equity

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

A regular quarterly cash dividend of $.13 per share was declared on March 27, 2014 for shareholders of record at April 8, 2014, payable April 30, 2014. Income per common share for the three months ended March 31, 2014 and for the three months ended March 31, 2013 was calculated as follows:

	FOR THE THREE MONTHS ENDED MARCH 31, 2014
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$955,798

Basic income available to common shareholders	$955,798	4,461,332	$.21

Effect of dilutive options		11,261

Diluted income available to common shareholders	$955,798	4,472,593	$.21

	FOR THE THREE MONTHS ENDED MARCH 31, 2013
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$998,805

Basic income available to common shareholders	$998,805	4,446,905	$.22

Effect of dilutive options		—

Diluted income available to common shareholders	$998,805	4,446,905	$.22

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 9: Comprehensive Income

We apply accounting standards which establish guidance for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and net unrealized gains or losses on securities.

Comprehensive income totaled $1,074,923 at March 31, 2014 and $835,912 at March 31, 2013.

NOTE 10: Fair Value Measurements

Fair value measurements apply whenever GAAP requires or permits assets or liabilities to be measured at fair value either on a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. Fair value is based on the assumptions that management believes market participants would use when pricing an asset or liability. Fair value measurement and disclosure guidance establishes a three-level fair value hierarchy that prioritizes the use of inputs used in valuation methodologies.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 are as follows:

Balance at March 31, 2014
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$10,747,414	$—	$—	$10,747,414
Government Sponsored Enterprises	$—	$45,639,243	$—	$45,639,243
Municipal Securities	$—	$32,294,233	$1,548,442	$33,842,675
Total	$10,747,414	$77,933,476	$1,548,442	$90,229,332

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance at December 31, 2013
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$15,832,401	$—	$—	$15,832,401
Government Sponsored Enterprises	$—	$43,635,038	$—	$43,635,038
Municipal Securities	$—	$33,655,445	$1,525,337	$35,180,782
Total	$15,832,401	$77,290,483	$1,525,337	$94,648,221

Other Real Estate Owned (OREO)

Loans, secured by real estate, are adjusted to fair value upon transfer to other real estate owned (OREO). Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraisal, we record the asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the asset as nonrecurring Level 3. We did not have any Other Real Estate Owned at March 31, 2014 or December 31, 2013.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2014 and December 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. We record the impaired loan as nonrecurring Level 3.

Mortgage Loans Held for Sale

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of March 31, 2014 and December 31, 2013, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2014 and twelve months ended December 31, 2013.

March 31, 2014
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$5,030,848	$5,030,848
Mortgage loans held for sale	—	6,809,498	—	6,809,498
Total	$—	$6,809,498	$5,030,848	$11,840,346

December 31, 2013
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Impaired loans	$—	$—	$4,959,281	$4,959,281
Mortgage loans held for sale	—	4,739,343	—	4,739,343
Total	$—	$4,739,343	$4,959,281	$9,698,624

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs
Nonrecurring measurements:
Impaired Loans	Discounted Appraisals	Collateral Discounts	0-25%

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

c. Loans

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans at March 31, 2014 and December 31, 2013, approximate market.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of March 31, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

March 31, 2014
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Loans	$227,240,465	$227,288,373	$—	$—	$227,288,373
Financial Instruments- Liabilities
Deposits	$299,878,193	$299,874,523	$—	$299,874,523	$—

December 31, 2013
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Loans	$218,320,304	$218,406,792	$—	$—	$218,406,792
Financial Instruments- Liabilities
Deposits	$305,242,655	$305,269,155	$—	$305,269,155	$—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2014
	Notional Amount	Fair Value
Off Balance Sheet Financial Instruments:

Commitments to extend credit	$61,498,207	$—
Standby letters of credit	557,593	—

	December 31, 2013
	Notional Amount	Fair Value
Off Balance Sheet Financial Instruments:

Commitments to extend credit	$64,830,461	$—
Standby letters of credit	557,593	—

NOTE 11: Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

On February 28, 2013, the FASB amended the liabilities topic to address obligations resulting from joint and several liability arrangements. The guidance addresses recognition of financial commitments arising from joint and several liability arrangements. Specifically, the amendments require recognition of financial commitments arising from loans, contracts, and legal rulings if the Company can be held liable for the entire claim. The amendments became effective for the Company for reporting periods beginning after December 15, 2013 and did not have a material effect on its financial statements.

In July 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments became effective for the Company for reporting periods beginning after December 15, 2013 and did not have a material effect on the Company’s financial statements.

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

NOTE 12: Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and noted no subsequent event requiring accrual or disclosure.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION

Management’s discussion and analysis is included to assist shareholders in understanding our financial condition, results of operations, and cash flow. This discussion should be reviewed in conjunction with the consolidated financial statements (unaudited) and notes presented in this report and the supplemental financial data appearing throughout this report. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this quarterly report contain certain “forward-looking statements” concerning the future operations. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. Forward looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Actual results may differ materially from those anticipated in any forward-looking statements. The words “may”, “would”, “could”, “should”, “will”, “expect”, “anticipate”, “predict”, “project”, “potential”, “continue”, “assume”, “believe”, “intend”, “plan”, “forecast”, “goal”, and “estimate”, as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the SEC) and the following:

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

All forward-looking statements in this report are based on information available to us as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved. We will undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in our future filings with the SEC, in our press releases, and in our oral and written statements, which are not statements of historical fact, constitute forward looking statements.

Overview

Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $336.6 million in assets as of March 31, 2014 and net income of $955,798 for the three months ended March 31, 2014. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of our financial condition as of March 31, 2014 as compared to December 31, 2013 and the results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The discussion and analysis identifies significant factors that have affected our financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

We derive most of our income from interest on loans and investments (interest bearing assets). The primary source of funding for making these loans and investments is our interest and non-interest bearing deposits. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest earning assets, such as loans and investments, and the expense on our interest bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest bearing assets and the rate we pay on our interest bearing liabilities.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2014 and our notes included in the consolidated financial statements in our 2013 Annual Report on Form 10-K as filed with the SEC.

Certain accounting policies involve significant judgments and assumptions by the Company that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the number of the judgments and assumptions that we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

We consider our policies regarding the allowance for loan losses to be our most subjective accounting policy due to the significant degree of management judgment. We have developed what we believe to be appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to our loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which were not known at the time of the issuance of the consolidated financial statements. For additional discussion concerning our allowance for loan losses and related matters, see “Allowance for Loan Losses.”

BALANCE SHEET

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and noninterest-bearing deposits, and interest-bearing deposits. All amounts are readily convertible to cash and have maturities of less than 90 days. Total cash and cash equivalents decreased 49.15% or $10,874,738 to $11,249,358 at March 31, 2014, from $22,124,096 at December 31, 2013. This decrease was primarily due to a decrease in deposits in other banks and an increase in loans.

Regulations set by the Federal Reserve require that we maintain certain average cash reserve balances. For the three months ended March 31, 2014 and 2013 our cash reserve requirement with the Federal Reserve was satisfied by vault cash.

LOANS

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. At March 31, 2014, outstanding loans (plus deferred loan fees of $79,198) totaled $227,240,465 which equaled 75.78% of total deposits and 67.51% of total assets. Substantially all loans were to borrowers located in our market area of Charleston, Dorchester and Berkeley counties of South Carolina.

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

The breakdown of total loans by type and the respective percentage of total loans are as follows:

	March 31,		December 31,
	2014	2013	2013
Commercial loans	$53,233,240	55,724,957	$53,303,569
Commercial real estate:
Commercial real estate construction	1,496,366	1,730,252	1,516,545
Commercial real estate other	107,489,145	105,451,553	104,740,578
Consumer:
Consumer real estate	60,682,506	49,241,306	54,669,359
Consumer other	4,339,208	4,044,962	4,090,253
	227,240,465	216,193,030	218,320,304
Allowance for loan losses	(3,323,565)	(3,418,953)	(3,292,277)

Loans, net	$223,916,900	$212,774,077	$215,028,027

Percentage of Loans	March 31,		December 31,
	2014	2013	2013
Commercial loans	23.43%	25.77%	24.41%
Commercial real estate construction	.66%	.80%	.70%
Commercial real estate other	47.30%	48.78%	47.98%
Consumer real estate	26.70%	22.78%	25.04%
Consumer other	1.91%	1.87%	1.87%

Total	100.00%	100.00%	100.00%

INVESTMENT SECURITIES AVAILABLE FOR SALE

We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. We believe that maintaining our securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on investments at March 31, 2014 was 2.20% compared to 2.46% at December 31, 2013. The amortized cost of the investments available for sale at March 31, 2014, March 31, 2013 and December 31, 2013 and percentage of each category to total investments are as follows:

	INVESTMENT PORTFOLIO
	March 31, 2014	March 31, 2013	December 31, 2013
US Treasury Notes	$10,747,414	$6,188,438	$15,832,401
Government-Sponsored Enterprises	45,639,243	18,250,090	43,635,038
Municipal Securities	33,842,675	33,977,335	35,180,782
	$90,229,332	$58,415,863	$94,648,221

US Treasury Notes	11.91%	10.59%	16.73%
Government-Sponsored Enterprises	50.58%	31.24%	46.10%
Municipal Securities	37.51%	58.17%	37.17%
	100.00%	100.00%	100.00%

All investment securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at March 31, 2014 and December 31, 2013. The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis. (See “non-interest income” for discussion on the sale of investment securities.)

The amortized cost and fair value of investment securities available for sale are summarized as follows as of March 31, 2014 and December 31, 2013:

	MARCH 31, 2014
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$10,814,112	$—	$66,698	$10,747,414
Government-Sponsored Enterprises	45,649,870	275,417	286,044	45,639,243
Municipal Securities	32,058,959	1,851,462	67,746	33,842,675

Total	$88,522,941	$2,126,879	$420,488	$90,229,332

	DECEMBER 31, 2013
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$15,841,901	$58,429	$67,929	$15,832,401
Government-Sponsored Enterprises	43,582,119	363,981	311,062	43,635,038
Municipal Securities	33,706,898	1,599,638	125,754	35,180,782

Total	$93,130,918	$2,022,048	$504,745	$94,648,221

The amortized cost and fair value of investment securities available for sale at March 31, 2014, and December 31, 2013, by contractual maturity are as follows:

March 31, 2014
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$4,721,793	$4,775,047
Due in one year to five years	49,580,835	50,153,864
Due in five years to ten years	25,422,397	26,214,686
Due in ten years and over	8,797,916	9,085,735

Total	$88,522,541	$90,229,332

December 31, 2013
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$11,048,145	$11,147,251
Due in one year to five years	39,310,800	39,914,350
Due in five years to ten years	31,907,109	32,503,090
Due in ten years and over	10,864,864	11,083,530

Total	$93,130,918	$94,648,221

The fair value of investment securities available for sale with unrealized losses at March 31, 2014, and December 31, 2013, are as follows:

MARCH 31, 2014
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$10,747,414	$66,698	$—	$—	$10,747,414	$66,698
Government-Sponsored Enterprises	25,293,461	286,044	—	—	25,293,461	286,044
Municipal Securities	1,924,577	67,746	—	—	1,924,577	67,746
Total	$37,965,452	$420,488	$—	$—	$37,965,452	$420,488

DECEMBER 31, 2013
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$9,713,619	$67,929	$—	$—	$9,713,619	$67,929
Government-Sponsored Enterprises	20,027,016	311,062	—	—	20,027,016	311,062
Municipal Securities	2,496,742	125,652	401,624	102	2,898,366	125,754
Total	$32,237,377	$504,643	$401,624	$102	$32,639,001	$504,745

At March 31, 2014, we had four US Treasury Notes with an unrealized loss of $66,698, six Agency Notes with an unrealized loss of $286,044 and three Municipal Securities with an unrealized loss of $67,746. At December 31, 2013 we had three US Treasury Notes with an unrealized loss of $67,929, five Agency Notes with an unrealized loss of $311,062 and six Municipal Securities with an unrealized loss of $125,754. The unrealized losses on investments were caused by interest rate increase. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Therefore, these investments are not considered other-than-temporarily impaired. We have the ability to hold these investments until market price recovery or maturity.

DEPOSITS

Deposits remain our primary source of funding for loans and investments. Average interest bearing deposits provided funding for 64.40% of average earning assets for the three months ended March 31, 2014, and 66.07% for the twelve months ended December 31, 2013. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	March 31,		December 31,
	2014	2013	2013
Non-interest bearing demand	$85,613,981	$86,883,466	$90,574,330
Interest bearing demand	75,233,813	76,682,220	78,576,851
Money market accounts	50,885,257	52,807,591	47,190,365
Certificates of deposit $100,000 and over	50,291,095	42,410,373	52,516,487
Other time deposits	15,485,341	15,815,284	15,730,187
Other savings deposits	22,368,706	18,379,803	20,654,435

Total Deposits	$299,878,193	$292,978,737	$305,242,655

Percentage of Deposits	March 31,		December 31,
	2014	2013	2013
Non-interest bearing demand	28.55%	29.66%	29.67%
Interest bearing demand	25.09%	26.17%	25.74%
Money market accounts	16.97%	18.02%	15.46%
Certificates of deposit $100,000 and over	16.77%	14.48%	17.21%
Other time deposits	5.16%	5.40%	5.51%
Other savings deposits	7.46%	6.27%	6.77%

Total Deposits	100.00%	100.00%	100.00%

Deposits increased 2.35% or $6,899,456 from March 31, 2013 to March 31, 2014 and declined 1.76% or $5,364,462 from December 31, 2013 to March 31, 2014.

SHORT-TERM BORROWINGS

At March 31, 2014 and December 31, 2013, we had no outstanding federal funds purchased with the option to borrow up to $19,000,000 on short term lines of credit. In March 2012, we established a $6 million REPO Line with Raymond James. There have been no borrowings under this agreement. We also established a Borrower-In-Custody arrangement with the Federal Reserve as a secondary source of liquidity. This arrangement permits us to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement we could borrow up to $65.5 million and $69 million at March 31, 2014 and December 31, 2013, respectively. There have been no borrowings under this arrangement.

Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

Net income decreased $43,007 or 4.31% to $955,798, or basic and diluted earnings per share of $.21 and $.21, respectively, for the three months ended March 31, 2014, from $998,805, or basic and diluted earnings per share of $.22 and $.22, respectively, for the three months ended March 31, 2013. Our return on average assets and average equity for the three months ended March 31, 2014 were 1.15% and 10.92%, respectively, compared with 1.26% and 11.72%, respectively, for the three months ended March 31, 2013.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $144,703 or 4.89% to $3,105,362 for the three months ended March 31, 2014 from $2,960,659 for the three months ended March 31, 2013. The increase in net interest income was primarily due to an increase in interest and dividends from investment securities. We made a decision to invest some of our excess cash in securities rather than leaving it at the Federal Reserve where it was earning .25%. Average investments increased $36,060,067 or 61.90% for the three months ended March 31, 2014 from the three months ended March 31, 2013, with a yield of 2.11%. We had a modest increase in average loans of $713,864 to $226,323,287 for the three months ended March 31, 2014 from $225,609,423 for the three months ended March 31, 2013. The yield on average loans remained relatively stable at 4.86% for the three months ended March 31, 2013 from 4.87% for the three months ended March 31, 2013. Total average interest bearing assets increased $14,328,096 or 4.54% to $330,194,832 for the three months ended March 31, 2014. Our average interest bearing deposits increased $8,767,971 or 4.30% to $212,653,464 for the three months ended March 31, 2014 from $203,885,493 for the three months ended March 31, 2013. The yield on these deposits remained relatively unchanged from .20% for the three months ended March 31, 2013 to .19% for the three months ended March 31, 2014.

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

A general reserve analysis is performed on all loans, excluding impaired loans. This analysis includes a pool of loans that are reviewed for impairment but are not found to be impaired. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a three year period. The three year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. The three year historical loss percentage was .10% and .22% at March 31, 2014 and March 31, 2013, respectively.

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

Although significantly under the threshold of 100% of capital (currently approximately $35 million), the number of over-margined real estate loans currently totals approximately $20.9 million or approximately 9.21% of our loan portfolio at March 31, 2014 compared to $19.1 million or approximately 8.48% of the loan portfolio at March 31, 2013.

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

The quality of our loan portfolio is contingent upon our risk selection and underwriting practices. Every credit with over $100,000 in exposure is summarized by our Credit Department and reviewed by the Loan Committee on a monthly basis. The Board of Directors reviews credits over $500,000 monthly with annual credit analyses conducted on these borrowers upon the receipt of updated financial information. Prior to any extension of credit, every significant commercial loan goes through sound credit underwriting. The Credit Department conducts a detailed cash flow on each proposal using the most current financial information. Relevant trends and ratios are evaluated. Between March 31, 2013 and March 31, 2014 we originated $9.6 million in new equity lines, an increase of 23.23%. Equity lines have always been a significant portion of our loan portfolio and, as of March 31, 2014, comprise 26.70% of all loans.

We have over 350 years of lending management experience among twelve members of our lending staff. In addition to the lending staff, we have an Advisory Board for each office comprised of business and community leaders from the specific office market area. An additional Advisory Board was created during the year ended December 31, 2012, to support our business efforts in the North Charleston area of South Carolina. The Bank recently announced its intention to open an office in North Charleston, South Carolina on Highway 78 and Ingleside Boulevard. We have signed a lease with an anticipated opening in 2015. Management meets with these advisory boards quarterly to discuss the trends and conditions in each respective market. Management is aware of the many challenges currently facing the banking industry. As other banks look to increase earnings in the short term, we will continue to emphasize the need to maintain safe and sound lending practices and core deposit growth.

There continues be an influx of large banks in our geographic area. This increase has decreased the local industry’s overall margins as a result of pricing competition. Management believes that our borrowing base is well established and therefore unsound price competition is not necessary.

The risks associated with the effects of changes in credit concentration include loan concentration, geographic concentration and regulatory concentration.

As of March 31, 2014, there were only four Standard Industrial Code groups that comprised more than 2% of our total outstanding loans. The four groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, and legal services.

We are located along the coast and on an earthquake fault, increasing the chances that a natural disaster may impact us and our borrowers. We have a Disaster Recovery Plan in place; however, the amount of time it would take for our customers to return to normal operations is unknown. This plan is reviewed and tested annually.

Loan and credit administration risk includes collateral documentation, insurance risk and maintaining financial information risk.

The majority of our loan portfolio is collateralized with a variety of our borrowers’ assets. The execution and monitoring of the documentation to properly secure the loan is the responsibility of our lenders and Loan Department. We require insurance coverage naming us as the mortgagee or loss payee. Although insurance risk is also considered collateral documentation risk, the actual coverage, amounts of coverage and increased deductibles are important to management. Recent legislation passed by Congress addresses the need for reform to the National Flood Insurance Program. This legislation, known as the Biggert Waters Flood Insurance Reform and Modernization Act of 2012, has resulted in significant unintended consequences causing dramatic increases in the cost of flood insurance coverage and its potential unaffordability. However, on March 14, 2014 the President signed the 2014 Homeowner Flood Insurance Affordability Act. This new law allows most properties to retain their subsidized premiums. Annual rate increases are also limited to 18% per year and the grandfather plan has been reinstated. In addition, the new law requires the Federal Emergency Management Agency (“FEMA”) to refund policy holders who overpaid for premiums under the Biggert Waters Flood Insurance Reform and Modernization Act of 2012.

Risk includes a function of time during which the borrower’s financial condition may change; therefore, keeping financial information up to date is important to us. Our policy requires all new loans, regardless of the customer’s history with us, to have updated financial information. In addition, we monitor appraisals closely as real estate values continue to fluctuate.

Based on our allowance for loan loss model, we recorded a provision for loan loss of $30,000 for the three months ended March 31, 2014 compared to $75,000 for the three months ended March 31, 2013. At March 31, 2014 the three year average loss ratios were: .142% Commercial, .706% Consumer, .116% 1-4 Residential, ..000% Real Estate Construction and .044% Real Estate Mortgage. The three year historical loss ratio used at March 31, 2014 was ..10% compared to .22% at March 31, 2013.

During the three months ended March 31, 2014 charge-offs of $6,018 and recoveries of $7,306 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $3,323,565 or 1.46% of total loans at March 31, 2014, compared to charge-offs of $93,953 and recoveries of $5,062 resulting in an allowance for loan losses of $3,418,953 or 1.58% of total loans at March 31, 2013.

We had impaired loans totaling $7,020,982 as of March 31, 2014 compared to $11,503,291 at March 31, 2013. The impaired loans include non-accrual loans with balances at March 31, 2014, and 2013, of $1,501,158 and $4,021,870, respectively. We had four restructured loans (“TDR”) at March 31, 2014 and five restructured loans at March 31, 2013. According to GAAP, we are required to account for certain loan modifications or restructuring as a troubled debt restructuring, when appropriate. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that we would not otherwise consider. At March 31, 2014 the four restructured loans had an aggregate balance of $1,184,994 compared to the five restructured loans with an aggregate balance of $1,602,025 at March 31, 2013. Included in the impaired loans at March 31, 2013, was one credit totaling $2,623,556 which is entirely secured by a first mortgage, improving the Bank’s existing second real estate mortgage secured position and including the existing unsecured debt. This loan was paid off in the second quarter of 2013. We do not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of 6 to 9 months, they are reviewed individually by management to determine if they should be returned to accrual status. There was one loan over 90 days past due still accruing interest at March 31, 2014 and no loans over 90 days past due still accruing interest at March 31, 2013. Total loans past due greater than 30 days decreased $1,886,757 from $5,204,431 at March 31, 2013 to $3,317,674 at March 31, 2014. This decrease was due to the payoff of two loans totaling $1.87 million.

Net recoveries for the three months ended March 31, 2014, were $1,288 as compared to net charge-offs of $88,891 for the three months ended March 31, 2013. Although uncertainty in the economic outlook still exists, management believes loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The following table represents the net charge-offs by loan type.

Net recovery (charge-offs)
	March 31, 2014	March 31, 2013
Commercial Loans	$—	$(92,464)
Commercial Real Estate	3,147	3,000
Consumer Real Estate	—	—
Consumer Other	(1,859)	573
Net recovery (Charge-Offs)	$1,288	$(88,891)

We had $481,529, in unallocated reserves at March 31, 2014 related to other inherent risk in the portfolio compared to unallocated reserves of $340,874 at March 31, 2013. We believe this amount is appropriate and properly supported through the environmental factors of our allowance for loan losses. We believe the allowance for loan losses at March 31, 2014, is adequate to cover estimated losses in our loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events which we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting our operating results.

The following table presents a breakdown of the allowance for loan losses as of March 31, 2014 and 2013, respectively.

	March 31, 2014		March 31, 2013
	Allowance by loan type	Percentage of loans to total loans	Allowance by loan type	Percentage of loans to total loans
Commercial Loans	$1,395,087	23%	$1,337,967	26%
Commercial Real Estate	958,270	48%	368,395	49%
Consumer Real Estate	405,361	27%	693,705	23%
Consumer Other	83,318	2%	70,473	2%
Unallocated	481,529	0%	948,413	0%
Total	$3,323,565	100%	$3,418,953	100%

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. No provision was recorded during the three months ended March 31, 2014 or the three months ended March 31, 2013, resulting in no change to the balance of $20,825.

Non-interest Income

Our non-interest income decreased $192,084 or 26.26% to $539,335 for the three months ended March 31, 2014, from $731,419 for the three months ended March 31, 2013. This decrease was primarily due to a decrease in mortgage banking income of $266,957 or 54.04% to $227,055 for the three months ended March 31, 2014 as compared to $494,012 for the three months ended March 31, 2013. Higher interest rates and an increase in home prices impacted our mortgage loan originations. These trends began in the second half of 2013 and have resulted in lower discount fees earned and lower service release premiums. Discount fees decreased $202,870 or 45.04% and service release premiums decreased $232,793 or 73.54% for the three months ended March 31, 2014. The decrease in mortgage banking income was offset by a gain of $84,898 on the sale of $14,000,000 in investment securities. This sale included one $3,000,000 Agency Note and three US Treasury Notes that totaled $11,000,000. The investments were replaced by one $5,000,000 Agency Note and two US Treasury Notes that totaled $6,000,000.

Non-interest Expense

Non-interest expense increased $73,743 or 3.40% to $2,240,499 for the three months ended March 31, 2014, from $2,166,756 for the three months ended March 31, 2013. This increase was primarily due to increases in salaries and employee benefits and an increase in occupancy expense offset by a decrease in other operating expenses. Salaries and employee benefits increased $47,828 or 3.73% from $1,282,083 for the three months ended March 31, 2013 to $1,329,911 for the three months ended March 31, 2014, as a result of annual merit increases and an increase in the cost of providing medical insurance. Wages increased $50,892 to $1,048,282 for the three months ended March 31, 2014. The Compensation Committee of the Board of Directors recommended and the Board of Directors approved a $15,000 salary increase for Executive Officers for the year ending December 31, 2014. All other employees received annual merit increases. In addition to the salary increases, the cost of providing insurance for employees increased $11,648 from $119,081 for the three months ended March 31, 2013 to $130,729 for the three months ended March 31, 2014.

Our net occupancy expense increased $37,134 to $364,672 for the three months ended March 31, 2014. This increase was primarily due to the increases in rent paid on our banking houses in Summerville, Meeting Street and the larger space obtained for our Mortgage Department. In addition, we had an increase of $14,828 in maintenance contracts as well as an increase of $4,662 in depreciation on furniture and fixtures.

Our other operating expenses decreased as the result of lower professional fees and a decrease in fees paid for professional meetings. Our professional fees decreased as a result of lower legal fees, a decrease of $6,500 or 52.00% to $6,000 for the three months ended March 31, 2014. Our fees paid for professional meetings decreased $9,945 or 68.92% to $4,484 for the three months ended March 31, 2014 from $14,429 for the three months ended March 31, 2013.

Income Tax Expense

For the three months ended March 31, 2014, the Company’s effective tax rate was 30.45% compared to 31.13% during the three months ended March 31, 2013.

Off Balance Sheet Arrangements

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

Our off-balance sheet arrangements consist principally of commitments to extend credit described below. We estimate probable losses related to binding unfunded lending commitments and record a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At March 31, 2014 and 2013 the balance of this reserve was $20,825. At March 31, 2014 and 2013, we had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $61,498,207 and $57,583,876 at March 31, 2014 and 2013, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2014 and 2013 was $557,593 and $734,712, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $6,809,498 at March 31, 2014, to sell loans held for sale of $6,809,498. At March 31, 2013, we had forward sales commitments of $10,193,974. The fair value of these commitments was not significant at March 31, 2014 or 2013. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to six months with unlimited recourse as a result of fraud. The unpaid principal balance of loans sold with recourse was $10.8 million at March 31, 2014 and $57.8 million at March 31, 2013. For the three months ended March 31, 2014 and March 31, 2013 there were no loans repurchased.

Liquidity

Historically, we have maintained our liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets.

We manage our assets and liabilities to ensure there is sufficient liquidity to enable management to fund deposit withdrawals, loan demand, capital expenditures, reserve requirements, operating expenses, dividends and to manage daily operations on an ongoing basis. Funds are primarily provided by the Bank through customer deposits, principal and interest payments on loans, mortgage loan sales, the sale or maturity of securities, temporary investments and earnings.

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 32.17% and 33.99% of total assets at March 31, 2014 and 2013, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At March 31, 2014, we had unused short-term lines of credit totaling approximately $19 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale. In March 2012, we established a $6 million REPO Line with Raymond James (formerly Morgan Keegan). There have been no borrowings under this agreement. We also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At March 31, 2014 we could borrow up to $65.5 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our reliance on certificates of deposit greater than $100,000 and other large deposits. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At March 31, 2014 and 2013, our liquidity ratio was 26.48% and 23.97%, respectively.

Capital Resources

Our capital needs have been met to date through the $10,600,000 in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options for a total shareholders’ equity at March 31, 2014, of $35,278,526. The rate of asset growth since our inception has not negatively impacted this capital base. The current risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off-balance sheet risk. The current guidelines established require a minimum risk-based capital ratio of 8% for bank holding companies and banks. The risk-based capital ratio at March 31, 2014 for the Bank was 14.51% and 13.65% at March 31, 2013. Our management does not know of any trends, events or uncertainties that may result in our capital resources materially increasing or decreasing.

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

Current quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management believes, as of March 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At March 31, 2014 and 2013, the Company and Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

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

The phase-in-period for the final rules will begin on January 1, 2015, with full compliance with all of the final rule requirements phased in over a multi-year schedule. Management believes that as of March 31, 2014, the Company and the Bank would remain “well capitalized” under the new rules.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of March 31, 2014 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2014, based on the framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. Based on this assessment, management believes that as of March 31, 2014, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the year ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In our opinion, there are no other legal proceedings pending other than routine litigation incidental to our business involving amounts which are not material to our financial condition.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.
			Page

	(1)	Consolidated Balance Sheets	3
	(2)	Consolidated Statements of Income	4
	(3)	Consolidated Statements of Comprehensive Income	5
	(4)	Consolidated Statements of Shareholders’ Equity	6
	(4)	Consolidated Statements of Cash Flows	7
	(5)	Notes to Consolidated Financial Statements	8-27

2.	Exhibits
	2.0	Plan of Reorganization (Filed with 1995 10-KSB)
	3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
	3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
	3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2012)
	4.0	2014 Proxy Statement (Filed with 2013 10-K)
	10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
	10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
	10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
	10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
	10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed With 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with March 31, 2013 10-Q)
	10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
	10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
	10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
	10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (filed with 2013 10-K)
	14.0	Code of Ethics (Filed with 2004 10-KSB)
	21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
	31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
	31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
	32.1	Certification pursuant to Section 1350
	32.2	Certification pursuant to Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

May 9, 2014
	BY:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	BY:	/s/ Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer/
Executive Vice President

