Form 10-Q
period 2014-06-30
BANK OF SOUTH CAROLINA CORP
filed 2014-08-08
CIK 1007273

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2014

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

As of August 8, 2014 there were 4,461,388 Common Shares outstanding.

BANK OF SOUTH CAROLINA CORPORATION

AND SUBSIDIARY

Table of Contents

Page

PART I - FINANCIAL INFORMATION

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

Assets:	(Unaudited)	(Audited)
	June 30, 2014	December 31, 2013
Cash and due from banks	$7,848,685	$6,043,375
Interest bearing deposits in other banks	20,894,035	16,080,721
Investment securities available for sale	93,165,764	94,648,221
Mortgage loans to be sold	5,003,930	4,739,343
Loans	230,596,294	218,320,304
Less: Allowance for loan losses	(3,379,808)	(3,292,277)
Net loans	227,216,486	215,028,027
Premises and equipment, net	2,442,254	2,454,861
Other real estate owned	521,943
Accrued interest receivable	1,114,437	1,182,272
Other assets	870,670	716,883

Total assets	$359,078,204	$340,893,703

Liabilities and Shareholders' Equity:
Liabilities
Deposits:
Non-interest bearing demand	101,024,740	90,574,330
Interest bearing demand	79,982,199	78,576,851
Money market accounts	51,489,810	47,190,365
Certificates of deposit $100,000 and over	49,830,228	52,516,487
Other time deposits	15,805,539	15,730,187
Other savings deposits	23,720,158	20,654,435
Total deposits	321,852,674	305,242,655

Accrued interest payable and other liabilities	1,345,712	911,905
Total liabilities	323,198,386	306,154,560

Common Stock - No par value;
12,000,000 shares authorized; Shares issued 4,680,839
at June 30, 2014 and 4,678,339 at December 31, 2013;
Shares outstanding 4,461,388 at June 30, 2014
and 4,458,888 shares at December 31, 2013	—	—
Additional paid in capital	28,740,980	28,678,150
Retained earnings	7,913,296	7,007,532
Treasury stock: 219,451 shares at June 30, 2014
and December 31, 2013	(1,902,439)	(1,902,439)
Accumulated other comprehensive income,
net of income taxes	1,127,981	955,900

Total shareholders' equity	35,879,818	34,739,143

Total liabilities and shareholders' equity	$359,078,204	$340,893,703

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2014	2013
Interest and fee income
Interest and fees on loans	$2,814,009	$2,885,100
Interest and dividends on investment securities	488,798	345,581
Other interest income	12,949	24,567
Total interest and fee income	3,315,756	3,255,248

Interest expense
Interest on deposits	103,024	104,169
Total interest expense	103,024	104,169

Net interest income	3,212,732	3,151,079
Provision for loan losses	20,000	95,000
Net interest income after provision for
loan losses	3,192,732	3,056,079

Other income
Service charges, fees and commissions	233,921	234,536
Mortgage banking income	303,288	382,426
Other non-interest income	7,188	7,196
Gain on sale of securities	138,838	—
Total other income	683,235	624,158

Other expense
Salaries and employee benefits	1,329,048	1,285,942
Net occupancy expense	368,057	340,873
Other operating expenses	555,835	534,863
Total other expense	2,252,940	2,161,678

Income before income tax expense	1,623,027	1,518,559
Income tax expense	513,100	474,485
Net income	$1,109,927	$1,044,074

Basic income per common share	$0.25	$0.23
Diluted income per common share	$0.24	$0.23

Weighted average shares outstanding
Basic	4,461,388	4,451,333
Diluted	4,583,833	4,451,333

Cash Dividend Per Share	$0.13	$0.12

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
Interest and fee income
Interest and fees on loans	$5,523,980	$5,593,847
Interest and dividends on investment securities	980,205	678,874
Other interest income	18,556	44,613
Total interest and fee income	6,522,741	6,317,334

Interest expense
Interest on deposits	204,646	205,595
Total interest expense	204,646	205,595

Net interest income	6,318,095	6,111,739
Provision for loan losses	50,000	170,000
Net interest income after provision for
loan losses	6,268,095	5,941,739

Other income
Service charges, fees and commissions	456,437	466,838
Mortgage banking income	530,342	876,438
Other non-interest income	12,054	12,301
Gain on sale of securities	223,735	—
Total other income	1,222,568	1,355,577

Other expense
Salaries and employee benefits	2,658,959	2,568,026
Net occupancy expense	732,728	668,411
Other operating expenses	1,101,751	1,091,998
Total other expense	4,493,438	4,328,435

Income before income tax expense	2,997,225	2,968,881
Income tax expense	931,500	926,002
Net income	$2,065,725	$2,042,879

Basic income per common share	$0.46	$0.46
Diluted income per common share	$0.45	$0.46

Weighted average shares outstanding
Basic	4,461,388	4,449,131
Diluted	4,584,308	4,449,131

Cash Dividend Per Share	$0.26	$0.24

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED JUNE 30,
	2014	2013
Net income	$1,109,927	$1,044,074
Other comprehensive income (loss)
Unrealized gain (loss) on securities (net of tax $31,100 and $243,620, respectively)	140,424	(414,812)
Reclassification adjustment for gains included in income (net of tax $51,370)	(87,468)	—
Other comprehensive income (loss), net of tax	52,956	(414,812)
Total comprehensive income	$1,162,883	$629,262

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	SIX MONTHS ENDED JUNE 30,
	2014	2013
Net income	$2,065,725	$2,042,879
Other comprehensive income (loss)
Unrealized gain (loss) on securities (net of tax $101,063 and $339,286, respectively)	313,034	(577,705)
Reclassification adjustment for gains included in income (net of tax $82,782)	(140,953)	—
Other comprehensive income (loss), net of tax	172,081	(577,705)
Total comprehensive income	$2,237,806	$1,465,174

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL

December 31, 2012	$28,474,951	$5,157,839	$(1,902,439)	$2,200,091	$33,930,442
Net income	—	2,042,879	—	—	2,042,879
Other comprehensive
loss	—	—	—	(577,705)	(577,705)
Exercise of stock
options	62,248	—	—	—	62,248
Stock-based
compensation
expense	36,952	—	—	—	36,952
Cash dividends
($0.24 per common share)	—	(1,068,292)	—	—	(1,068,292)
June 30, 2013	28,574,151	6,132,426	(1,902,439)	1,622,386	34,426,524

December 31, 2013	28,678,150	7,007,532	(1,902,439)	955,900	34,739,143
Net income	—	2,065,725	—	—	2,065,725
Other comprehensive
income	—	—	—	172,081	172,081
Exercise of Stock
options	26,050	—	—	—	26,050
Stock-based
compensation
expense	36,780	—	—	—	36,780
Cash dividends
($.26 per common share)	—	(1,159,961)	—	—	(1,159,961)
June 30, 2014	$28,740,980	$7,913,296	$(1,902,439)	$1,127,981	$35,879,818

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$2,065,725	$2,042,879
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	101,208	93,729
Gain on sale of securities	(223,735)	—
Provision for loan losses	50,000	170,000
Stock-based compensation expense	36,780	36,952
Net amortization of unearned discounts
on investments	210,773	214,496
Origination of mortgage loans held for sale	(28,845,724)	(49,460,592)
Proceeds from sale of mortgage loans held for sale	28,581,137	57,691,303
Increase in accrued interest receivable
and other assets	(187,015)	(181,841)
Increase in accrued interest payable
and other liabilities	433,482	146,723

Net cash provided by operating activities	2,222,631	10,753,649

Cash flows from investing activities:
Proceeds from maturities of investment securities
available for sale	1,755,000	2,165,000
Proceeds from sale of available for sale securities	19,529,603	—
Purchase of investment securities available for sale	(19,516,040)	(16,715,236)
Net (increase) decrease in loans	(12,760,402)	2,547,593
Purchase of premises, equipment and leasehold
Improvements, net	(88,601)	(87,867)

Net cash used by investing activities	(11,080,440)	(12,090,510)

Cash flows from financing activities:
Net increase in deposit accounts	16,610,019	13,914,504
Dividends paid	(1,159,636)	(533,869)
Stock options exercised	26,050	62,248

Net cash provided by financing activities	15,476,433	13,442,883

Net increase in cash and cash equivalents	6,618,624	12,106,022
Cash and cash equivalents at beginning of period	22,124,096	31,041,848

Cash and cash equivalents at end of period	$28,742,720	$43,147,870

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$216,283	$198,066
Income taxes	$661,000	$494,725

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$325	$534,423
Change in unrealized gain (loss) on available
for sale securities	$172,081	$(577,705)
Transfer of loans to other real estate owned	$521,943	$—

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2013 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE 2: Investment Securities

We classify investments into three categories as follows: (1) Held to Maturity - debt securities that we have the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for the three and six months ended June 30, 2014 and 2013. We do not have any mortgage-backed securities nor have we ever invested in mortgage-backed securities. (See “non-interest income” for discussion on the sale of investment securities.)

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3: Mortgage Loans to be Sold

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. At June 30, 2014 and December 31, 2013, we had approximately $5.0 million and $4.7 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered and are included in mortgage banking income in the consolidated statements of income.

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

The accrual of interest is generally discontinued on loans that become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of 6 to 9 months, they are reviewed individually by management to determine if they should be returned to accrual status.

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

We believe that the allowance is adequate to absorb inherent losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events which we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require significant future additions to the allowance, thus adversely affecting our operating results.

The allowance is also subject to examination by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions and other adequacy tests. In addition, such regulatory agencies could require us to adjust our allowance based on information available at the time of our examination.

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to the methodology used to determine the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.

The following table is a summary of the non-accrual loans as of June 30, 2014 and December 31, 2013.

June 30, 2014
Loans Receivable on Non-Accrual
Commercial	$—
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	724,667
Consumer:
Consumer Real Estate	—
Consumer - Other	—
Total	$724,667

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013
Loans Receivable on Non-Accrual
Commercial	$—
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	1,507,209
Consumer:
Consumer Real Estate	68,231
Consumer - Other	—
Total	$1,575,440

One loan receivable previously reported with a non-accrual status, in the amount of $54,959, was returned to accrual status during the six months ended June 30, 2014. The borrower made payments consistently for the past six months and has had a documented change in income and employment. All principal and interest is current and repayment of the remaining contractual principal and interest is expected. In addition, a loan receivable in the amount of $521,943 was moved to Other Real Estate Owned (OREO).

The following is a schedule of our delinquent loans, excluding mortgage loans held for sale, as of June 30, 2014 and December 31, 2013.

June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$—	—	—	—	52,687,696	52,687,696	—
Commercial Real Estate:
Commercial Real Estate - Construction	—	—	—	—	1,551,147	1,551,147	—
Commercial Real Estate - Other	89,500	931,406	232,299	1,253,205	110,547,007	111,800,212	—
Consumer:
Consumer - Real Estate	—	—	—	—	60,260,769	60,260,769	—
Consumer - Other	3,000	—	—	3,000	4,293,470	4,296,470	—
Total	$92,500	931,406	232,299	1,256,205	229,340,089	230,596,294	—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$230,848	78,200	—	309,048	52,994,521	53,303,569	—
Commercial Real Estate:
Commercial Real Estate - Construction	—	—	—	—	1,516,545	1,516,545	—
Commercial Real Estate - Other	689,859	226,314	754,168	1,670,341	103,070,237	104,740,578	—
Consumer:
Consumer - Real Estate	—	—	—	—	54,669,359	54,669,359	—
Consumer - Other	24,399	—	—	24,399	4,065,854	4,090,253	—
Total	$945,106	304,514	754,168	2,003,788	216,316,516	218,320,304	—

As of June 30, 2014 and December 31, 2013, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans As of June 30, 2014
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investments	Related Allowance
Commercial	$997,712	$997,712	$—
Commercial Real Estate	1,613,393	1,613,393	—
Consumer Real Estate	272,963	272,963	—
Consumer Other	—	—	—

Total	$2,884,068	$2,884,068	$—

With an allowance recorded:
Commercial	$1,123,036	$1,123,036	$859,620
Commercial Real Estate	1,597,734	1,597,734	578,746
Consumer Real Estate	689,518	689,518	174,522
Consumer Other	38,319	38,319	38,319

Total	$3,448,607	$3,448,607	$1,651,207
Grand Total	6,332,675	6,332,675	1,651,207

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Impaired and Restructured Loans As of the Year Ended December 31, 2013
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investments	Related Allowance
Commercial	$471,080	$471,080	$—
Commercial Real Estate	2,213,271	2,213,271	—
Consumer Real Estate	200,399	200,399	—
Consumer Other	—	—	—

Total	$2,884,750	$2,884,750	$—

With an allowance recorded:
Commercial	$1,175,329	$1,175,329	$1,175,329
Commercial Real Estate	2,191,875	2,191,875	535,766
Consumer Real Estate	842,127	842,127	423,705
Consumer Other	42,826	42,826	42,826

Total	$4,252,157	$4,252,157	$2,177,626
Grand Total	7,136,907	7,136,907	2,177,626

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2014 and 2013, respectively.

Average Recorded Investment and Interest Income Impaired and Restructured Loans For the Three Months Ended
	June 30, 2014		June 30, 2013
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$350,828	$13,259	$458,260	$3,307
Commercial Real Estate	2,210,822	38,263	3,820,467	35,421
Consumer Real Estate	272,981	2,712	339,948	7,418
Consumer Other	—	—	2,001	1,713

Total	$2,834,631	$54,234	$4,620,676	$47,859

With an allowance recorded:
Commercial	$1,144,263	$14,423	$1,282,037	$15,153
Commercial Real Estate	1,600,710	20,468	744,505	8,918
Consumer Real Estate	691,458	7,000	877,942	10,517
Consumer Other	39,574	636	49,425	604

Total	$3,476,005	$42,527	$2,953,909	$35,192
Grand Total	6,310,636	96,761	7,574,585	83,051

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Average Recorded Investment and Interest Income Impaired and Restructured Loans For the Six Months Ended
	June 30, 2014		June 30, 2013
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$353,509	$22,440	$456,225	$22,077
Commercial Real Estate	2,228,199	63,794	3,751,096	1,326,406
Consumer Real Estate	273,015	5,526	339,691	72,557
Consumer Other	—	—	2,001	1,713

Total	$2,854,723	$91,760	$4,549,013	$1,422,753

With an allowance recorded:
Commercial	$1,158,183	$27,981	$1,279,849	$198,396
Commercial Real Estate	1,603,108	36,674	743,928	203,804
Consumer Real Estate	695,775	15,639	876,495	148,258
Consumer Other	40,428	1,109	49,303	7,073

Total	$3,497,494	$81,403	$2,949,575	$557,531
Grand Total	6,352,217	173,163	7,498,588	1,980,284

The following table illustrates credit risks by category and internally assigned grades at June 30, 2014 and December 31, 2013.

June 30, 2014
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$48,135,050	$1,096,630	$104,674,715	$57,234,387	$4,015,267	$215,156,049
Watch	1,794,084	—	1,664,461	1,431,329	182,535	5,072,409
OAEM	555,309	454,517	2,396,348	632,887	53,625	4,092,686
Sub-Standard	2,203,253	—	3,064,688	962,166	45,043	6,275,150
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$52,687,696	$1,551,147	$111,800,212	$60,260,769	$4,296,470	$230,596,294

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$48,383,912	$1,516,545	$95,942,918	$50,846,709	$3,703,400	$200,393,484
Watch	1,962,292	—	1,902,129	1,933,566	191,081	5,989,068
OAEM	546,938	—	2,234,023	654,076	76,097	3,511,134
Sub-Standard	2,410,427	—	4,661,508	1,235,008	119,675	8,426,618
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$53,303,569	$1,516,545	$104,740,578	$54,669,359	$4,090,253	$218,320,304

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category for the three and six months ended June 30, 2014 and 2013, respectively, and December 31, 2013. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

For the Three Months Ended
June 30, 2014
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,395,087	$958,270	$405,361	$83,318	$481,529	$3,323,565
Charge-offs	—	—	—	(2,064)	—	(2,064)
Recoveries	—	12,000	—	26,307	—	38,307
Provisions	(261,090)	11,482	149,501	(31,120)	151,227	20,000
Ending Balance	$1,133,997	$981,752	$554,862	$76,441	$632,756	$3,379,808

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of and for the Six Months Ended
June 30, 2014
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,398,184	$966,781	$641,194	$80,214	$205,904	$3,292,277
Charge-offs	—	(3,953)	—	(4,129)	—	(8,082)
Recoveries	—	19,100	—	26,513	—	45,613
Provisions	(264,187)	(176)	(86,332)	(26,157)	426,852	50,000
Ending Balance	1,133,997	981,752	554,862	76,441	632,756	3,379,808
Ending Balances:
Individually evaluated for impairment	859,620	578,746	174,522	38,319	—	1,651,207
Collectively evaluated for impairment	274,377	403,006	380,340	38,122	632,756	1,728,601
Ending Balances:
Individually evaluated for impairment	2,120,748	3,211,127	962,481	38,319	—	6,332,675
Collectively evaluated for impairment	$50,566,948	$110,140,232	$59,298,288	$4,258,151	$—	$224,263,619

For the Three Months Ended
June 30, 2013
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,500,055	$654,283	$841,411	$82,330	$340,874	$3,418,953
Charge-offs	(141,063)	—	—	(17,831)	—	(158,894)
Recoveries	1,445	3,000	—	411	—	4,856
Provisions	103,204	42,478	4,921	21,811	(77,414)	95,000
Ending Balance	$1,463,641	$699,761	$846,332	$86,721	$263,460	$3,359,915

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $481,332 and $1,196,341 at June 30, 2014 and December 31, 2013, respectively, and are illustrated in the following table. The following loans were renegotiated to interest only. At June 30, 2014 and December 31, 2013, all restructured loans were performing as agreed.

Modification
As of June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	$—	$—
Commercial Real Estate	2	$481,332	$481,332
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate –Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—	$—
Commercial Real Estate	—	$—	$—
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate -Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—

 —

Modification
As of December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$106,194	$106,194
Commercial Real Estate	3	$1,090,147	$1,090,147
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate –Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—	$—
Commercial Real Estate	—	$—	$—
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate -Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—

During the six months ended June 30, 2014 a loan receivable with a current balance of $496,090, was removed from the Trouble Debt Restructuring (TDR) status. The borrower was paying as agreed and also made substantial reductions to principal. Refinance guidance ASC 310-20-35-9 allows for a loan to be removed from the TDR status if the terms of the loan reflect current market rates. Although we removed this loan receivable from a TDR status, it will remain classified as an impaired loan and will continue to be recorded, evaluated and disclosed as such. In addition, one loan receivable with a balance of $106,194 at December 31, 2013, was paid off during the six months ended June 30, 2014. There were no additional loans identified as a TDR during the six months ended June 30, 2014.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 6: Other Real Estate Owned

The following table summarizes the activity in the other real estate owned at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Balance, beginning of year	$—	$—
Additions-foreclosure	521,943	—
Sales	—	—
Write-downs	—	—
Balance, end of year	$521,943	$—

NOTE 7: Income Taxes

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. We believe that we had no uncertain tax positions as of June 30, 2014, December 31, 2013, or June 30, 2013.

NOTE 8: Stock Based Compensation

Our shareholders voted at our Annual Meeting, April 13, 2010 to approve the 2010 Omnibus Stock Incentive Plan, including 330,000 shares (adjusted for a 10% stock dividend declared on August 26, 2010) reserved under the plan (copy of the plan was filed with 2010 Proxy Statement). This plan is intended to assist us in recruiting and retaining employees with ability and initiative by enabling them to participate in our future success and to associate their interest with those of the Company and our shareholders. Under the Omnibus Stock Incentive Plan, options are periodically granted to employees at a price not less than 100% of the fair market value of the shares at the date of the grant. All employees are eligible to participate in this plan if the Executive Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to our profits or growth. Options may be exercised in whole at any time or in part from time to time at such times and in compliance with such requirements as the Executive Committee shall determine. The maximum period in which an option may be exercised is determined at the date of grant and shall not exceed ten years from the date of grant. The options are not transferable except by will or by the laws of descent and distribution.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There were no options granted during the three or six months ended June 30, 2014. The Executive Committee granted options to purchase an aggregate of 5,000 shares on June 27, 2013, to five employees. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 3.98%, historical volatility 36.34%, risk free interest rate of 2.49% and an expected life of ten years.

On April 14, 1998 we adopted the 1998 Omnibus Stock Incentive Plan which expired on April 14, 2008. Although options can no longer be granted under this Plan, options granted before April 14, 2008, shall remain valid in accordance with their terms. There are currently options to purchase 24,915 shares outstanding under this plan with options to purchase 15,972 shares exercisable.

Under both plans employees become 20% vested after five years and vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant.

The following is a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plans for the three and six months ended June 30, 2014 and for the three and six months ended June 30, 2013.

Three Months Ended June 30, 2014	Options	Weighted Average Exercise Price

Balance at April 1, 2014	156,665	$11.04
Forfeited	(3,750)	11.46
Exercised	—	—
Balance at June 30, 2014	152,915	11.03

Six Months Ended June 30, 2014	Options	Weighted Average Exercise Price

Balance at January 1, 2014	159,165	$11.03
Forfeited	(3,750)	11.46
Exercised	(2,500)	10.42
Balance at June 30, 2014	152,915	11.03

Options exercisable at June 30, 2014	15,972	$14.81

Three months Ended June 30, 2013	Options	Weighted Average Exercise Price

Balance at April 1, 2013	168,208	$11.20
Granted	5,000	12.84
Forfeited	(2,500)	10.77
Exercised	(4,630)	8.54
Balance at June 30, 2013	166,078	11.35

Six months Ended June 30, 2013	Options	Weighted Average Exercise Price

Balance at January 1, 2013	174,467	$11.20
Granted	5,000	12.84
Forfeited	(6,100)	11.55
Exercised	(7,292)	8.54
Balance at June 30, 2013	166,075	11.35

Options exercisable at June 30, 2013	13,915	$14.79

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9: Shareholders' Equity

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

Regular quarterly cash dividends of $.13 per share were declared on March 27, 2014 and June 26, 2014 for shareholders of record at April 8, 2014 and July 7, 2014. The dividends were payable on April 30, 2014 and July 31, 2014. Income per common share for the three and six months ended June 30, 2014 and for the three and six months ended June 30, 2013 were calculated as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2014
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$1,109,927

Basic income available to
common shareholders	$1,109,927	4,461,388	$.25

Effect of dilutive options		122,445

Diluted income available to common
shareholders	$1,109,927	4,583,833	$.24

	FOR THE SIX MONTHS ENDED JUNE 30, 2014
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$2,065,725

Basic income available to
common shareholders	$2,065,725	4,461,388	$.46

Effect of dilutive options		122,920

Diluted income available to common
shareholders	$2,065,725	4,584,308	$.45

	FOR THE THREE MONTHS ENDED JUNE 30, 2013
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$1,044,074

Basic income available to
common shareholders	$1,044,074	4,451,333	$.23

Effect of dilutive options		—

Diluted income available to common
shareholders	$1,044,074	4,451,333	$.23

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30, 2013
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$2,042,879

Basic income available to
common shareholders	$2,042,879	4,449,131	$.46

Effect of dilutive options		—

Diluted income available to common
shareholders	$2,042,879	4,449,131	$.46

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

NOTE 10: Comprehensive Income

We apply accounting standards which establish guidance for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and net unrealized gains or losses on securities.

Comprehensive income totaled $1,162,883 and $629,262 for the three months ended June 30, 2014 and June 30, 2013, respectively, and $2,237,806 and $1,465,174 for the six months ended June 30, 2014 and June 30, 2013, respectively.

NOTE 11: Fair Value Measurements

Fair value measurements apply whenever GAAP requires or permits assets or liabilities to be measured at fair value either on a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. Fair value is based on the assumptions that we believe market participants would use when pricing an asset or liability. Fair value measurement and disclosure guidance establishes a three-level fair value hierarchy that prioritizes the use of inputs used in valuation methodologies.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 are as follows:

Balance at June 30, 2014
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$19,142,422	$—	$—	$19,142,422
Government Sponsored Enterprises	$—	$40,219,602	$—	$40,219,602
Municipal Securities	$—	$32,266,306	$1,537,434	$33,803,740
Total	$19,142,422	$72,485,908	$1,537,434	$93,165,764

Balance at December 31, 2013
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$15,832,401	$—	$—	$15,832,401
Government Sponsored Enterprises	$—	$43,635,038	$—	$43,635,038
Municipal Securities	$—	$33,655,445	$1,525,337	$35,180,782
Total	$15,832,401	$77,290,483	$1,525,337	$94,648,221

Other Real Estate Owned (OREO)

Loans, secured by real estate, are adjusted to fair value upon transfer to other real estate owned (OREO). Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or our estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraisal, we record the asset as nonrecurring Level 2. When an appraised value is not available or we determine the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the asset as nonrecurring Level 3. We had one property valued at $521,943 classified as Other Real Estate Owned at June 30, 2014 with no Other Real Estate Owned at December 31, 2013.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
4)	Any loan rated sub-standard, doubtful, or loss
5)	Excessive principal extensions are executed
6)	If we are provided information that indicates that we will not collect all principal and interest as scheduled

Once a loan is identified as individually impaired, we measure the impairment in accordance with Accounting Standards Codification (ASC) 310-10, “Accounting by Creditors for Impairment of a Loan”.

In accordance with this standard, the fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, we review the most recent appraisal and if it is over 12 to 18 months old we may request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, we may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically as an example, in situations where the collateral on a nonperforming commercial real estate loan is out of our primary market area, we would typically order an independent appraisal immediately, at the earlier of the date the loan becomes nonperforming or immediately following the determination that the loan is impaired. However, as a second example, on a nonperforming commercial real estate loan where we are familiar with the property and surrounding areas and where the original appraisal value far exceeds the recorded investment in the loan, we may perform an internal analysis whereby the previous appraisal value would be reviewed considering recent current conditions, and known recent sales or listings of similar properties in the area, and any other relevant economic trends. This analysis may result in the call for a new appraisal. These valuations are reviewed and updated on a quarterly basis.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2014 and December 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. We record the impaired loan as nonrecurring Level 3.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of June 30, 2014 and December 31, 2013, for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2014 and twelve months ended December 31, 2013.

June 30, 2014
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$4,681,468	$4,681,468
Mortgage loans held for sale	—	5,003,930	—	5,003,930
Other real estate owned	—	521,943	—	521,943
Total	$—	$5,525,873	$4,681,468	$10,207,341

December 31, 2013
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Impaired loans	$—	$—	$4,959,281	$4,959,281
Mortgage loans held for sale	—	4,739,343	—	4,739,343
Other real estate owned	—	—	—	—
Total	$—	$4,739,343	$4,959,281	$9,698,624

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs
Nonrecurring measurements:
Impaired Loans	Discounted Appraisals	Collateral Discounts	0-25%

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

Under the accounting standard, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of the assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts of existing financial instruments do not represent the underlying value of those instruments on our books.

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
The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans at June 30, 2014 and December 31, 2013, approximate market.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of June 30, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

June 30, 2014
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Loans	$230,596,294	$230,663,725	$—	$—	$230,663,725
Financial Instruments- Liabilities
Deposits	$321,852,674	$321,851,739	$—	$321,851,739	$—

December 31, 2013
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Loans	$218,320,304	$218,406,792	$—	$—	$218,406,792
Financial Instruments- Liabilities
Deposits	$305,242,655	$305,269,155	$—	$305,269,155	$—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2014
	Notional Amount	Fair Value
Off Balance Sheet Financial
Instruments:

Commitments to extend credit	$55,110,403	$—
Standby letters of credit	557,593	—

	December 31, 2013
	Notional Amount	Fair Value
Off Balance Sheet Financial
Instruments:
Commitments to extend credit	$64,830,461	$—
Standby letters of credit	557,593	—

NOTE 12: Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of our financial information.

On February 28, 2013, the FASB amended the liabilities topic to address obligations resulting from joint and several liability arrangements. The guidance addresses recognition of financial commitments arising from joint and several liability arrangements. Specifically, the amendments require recognition of financial commitments arising from loans, contracts, and legal rulings if we can be held liable for the entire claim. The amendments became effective for reporting periods beginning after December 15, 2013 and did not have a material effect on our financial statements.

In January 2014, the FASB amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. We will apply the amendments prospectively using a modified retrospective approach. We do not expect these amendments to have a material effect on our financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for reporting periods beginning after December 15, 2016. We will apply the guidance using a modified retrospective approach. We do not expect these amendments to have a material effect on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 13: Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. We have reviewed events occurring through the date the financial statements were issued and noted no subsequent event requiring accrual or disclosure.

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

  Risk from changes in economic, monetary policy, and industry conditions
  Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources
  Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation
  Risk inherent in making loans including repayment risks and changes in the value of collateral
  Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans
  Level, composition, and re-pricing characteristics of the securities portfolio
  Deposit growth, change in the mix or type of deposit products and services
  Continued availability of senior management
  Technological changes
  Ability to control expenses
  Changes in compensation
  Risks associated with income taxes including potential for adverse adjustments
  Changes in accounting policies and practices
  Changes in regulatory actions, including the potential for adverse adjustments
  Recently enacted or proposed legislation
  Current uncertainty in the financial service industry

These risks are exacerbated by the development over the last six years in national and international financial markets, and we are unable to predict what effect continued uncertainty in market conditions will have on us. There can be no assurance that the unprecedented developments experienced over the last six years will not materially and adversely affect our business, financial condition and results of operations.

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

Overview

Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $359,078,204 in assets as of June 30, 2014 and net income of $2,065,725 for the six months ended June 30, 2014. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of our financial condition as of June 30, 2014 as compared to December 31, 2013 and the results of operations for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013. The discussion and analysis identifies significant factors that have affected our financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

We derive most of our income from interest on loans and investments (interest earning assets). The primary source of funding for making these loans and investments is our interest and non-interest bearing deposits. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest earning assets, such as loans and investments, and the expense on our interest bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest earning assets and the rate we pay on our interest bearing liabilities.

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers. The reserve for credit losses consists of the allowance for loan and lease losses (the "Allowance") and a reserve for unfunded commitments (the "Unfunded Reserve"). The Allowance provides for probable and estimable losses inherent in our loan and lease portfolio. The Allowance is increased or decreased through the provisioning process. For a detailed discussion on the allowance for loan losses see “Allowance for Loan Losses”.

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2014 and our notes included in the consolidated financial statements in our 2013 Annual Report on Form 10-K as filed with the SEC.

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

We consider our policies regarding the allowance for loan losses to be our most subjective accounting policy due to the significant degree of judgment. We have developed what we believe to be appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to our loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which were not known at the time of the issuance of the consolidated financial statements. For additional discussion concerning our allowance for loan losses and related matters, see “Allowance for Loan Losses.”

BALANCE SHEET

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and noninterest-earning deposits, and interest-earning deposits. All amounts are readily convertible to cash and have maturities of less than 90 days. Total cash and cash equivalents increased 29.92% or $6,618,624 to $28,742,720 at June 30, 2014, from $22,124,096 at December 31, 2013. This increase was primarily due to an increase in deposits.

Regulations set by the Federal Reserve require that we maintain certain average cash reserve balances. For the six months ended June 30, 2014 and 2013 our cash reserve requirement with the Federal Reserve was satisfied by vault cash.

LOANS

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. At June 30, 2014, outstanding loans (plus deferred loan fees of $80,692) totaled $230,596,294 which equaled 71.65% of total deposits and 64.22% of total assets. Substantially all loans were to borrowers located in our market area of Charleston, Dorchester and Berkeley counties of South Carolina.

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

The breakdown of total loans by type and the respective percentage of total loans are as follows:

	June 30,		December 31,
	2014	2013	2013
Commercial loans	$52,687,696	52,933,993	$53,303,569
Commercial real estate:
Commercial real estate construction	1,551,147	1,725,535	1,516,545
Commercial real estate other	111,800,212	102,514,184	104,740,578
Consumer:
Consumer real estate	60,260,769	52,870,365	54,669,359
Consumer other	4,296,470	4,294,025	4,090,253
	230,596,294	214,338,102	218,320,304
Allowance for loan losses	(3,379,808)	(3,359,915)	(3,292,277)
Loans, net	$227,216,486	210,978,187	$215,028,027

Percentage of Loans	June 30,		December 31,
	2014	2013	2013
Commercial loans	22.85%	24.70%	24.41%
Commercial real estate construction	.67%	.80%	.70%
Commercial real estate other	48.49%	47.83%	47.98%
Consumer real estate	26.13%	24.67%	25.04%
Consumer other	1.86%	2.00%	1.87%

Total	100.00%	100.00%	100.00%

INVESTMENT SECURITIES AVAILABLE FOR SALE

We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. We believe that maintaining our securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on investments at June 30, 2014 was 2.13% compared to 2.20% at December 31, 2013. The amortized cost of the investments available for sale at June 30, 2014, June 30, 2013 and December 31, 2013 and percentage of each category to total investments are as follows:

	INVESTMENT PORTFOLIO

	June 30, 2014	June 30, 2013	December 31, 2013
US Treasury Notes	$19,142,422	$6,159,375	$15,832,401
Government-Sponsored
Enterprises	40,219,602	31,300,631	43,635,038
Municipal Securities	33,803,740	34,472,958	35,180,782
	$93,165,764	$71,932,964	$94,648,221

US Treasury Notes	20.55%	8.56%	16.73%
Government-Sponsored
Enterprises	43.17%	43.51%	46.10%
Municipal Securities	36.28%	47.93%	37.17%
	100.00%	100.00%	100.00%

All investment securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at June 30, 2014 and December 31, 2013. The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis. (See “non-interest income” for discussion on the sale of investment securities.)

The amortized cost and fair value of investment securities available for sale are summarized as follows as of June 30, 2014 and December 31, 2013:

	JUNE 30, 2014
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$19,258,500	$2,559	$118,637	$19,142,422
Government-Sponsored Enterprises	40,207,462	145,804	133,664	40,219,602
Municipal Securities	31,909,356	1,933,533	39,149	33,803,740

Total	$91,375,318	$2,081,896	$291,450	$93,165,764

	DECEMBER 31, 2013
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$15,841,901	$58,429	$67,929	$15,832,401
Government-Sponsored Enterprises	43,582,119	363,981	311,062	43,635,038
Municipal Securities	33,706,898	1,599,638	125,754	35,180,782

Total	$93,130,918	$2,022,048	$504,745	$94,648,221

The amortized cost and fair value of investment securities available for sale at June 30, 2014, and December 31, 2013, by contractual maturity are as follows:

June 30, 2014
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$8,339,600	$8,435,710
Due in one year to five years	46,234,426	46,767,692
Due in five years to ten years	29,461,922	30,390,981
Due in ten years and over	7,339,370	7,571,381

Total	$91,375,318	$93,165,764

December 31, 2013
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$11,048,145	$11,147,251
Due in one year to five years	39,310,800	39,914,350
Due in five years to ten years	31,907,109	32,503,090
Due in ten years and over	10,864,864	11,083,530

Total	$93,130,918	$94,648,221

The fair value of investment securities available for sale with unrealized losses at June 30, 2014, and December 31, 2013, are as follows:

JUNE 30, 2014
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$16,154,141	$118,637	$—	$—	$16,154,141	$118,637
Government-Sponsored Enterprises	13,185,687	45,593	7,426,096	88,071	20,611,783	133,664
Municipal Securities	410,364	4,635	1,538,672	34,514	1,949,036	39,149
Total	$29,750,192	$168,865	$8,964,768	$122,585	$38,714,960	$291,450

DECEMBER 31, 2013
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$9,713,619	$67,929	$—	$—	$9,713,619	$67,929
Government-Sponsored Enterprises	20,027,016	311,062	—	—	20,027,016	311,062
Municipal Securities	2,496,742	125,652	401,624	102	2,898,366	125,754
Total	$32,237,377	$504,643	$401,624	$102	$32,639,001	$504,745

At June 30, 2014, we had five US Treasury Notes with an unrealized loss of $118,637, five Agency Notes with an unrealized loss of $133,664 and three Municipal Securities with an unrealized loss of $39,149. At December 31, 2013 we had three US Treasury Notes with an unrealized loss of $67,929, five Agency Notes with an unrealized loss of $311,062 and six Municipal Securities with an unrealized loss of $125,754. The unrealized losses on investments were caused by interest rate increase. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Therefore, these investments are not considered other-than-temporarily impaired. We have the ability to hold these investments until market price recovery or maturity.

DEPOSITS

Deposits remain our primary source of funding for loans and investments. Average interest bearing deposits provided funding for 63.54% of average earning assets for the six months ended June 30, 2014, and 66.07% for the twelve months ended December 31, 2013. There is strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in our primary service area. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	June 30,		December 31,
	2014	2013	2013
Non-interest bearing demand	$101,024,740	$86,445,804	$90,574,330
Interest bearing demand	79,982,199	84,876,741	78,576,851
Money market accounts	51,489,810	53,911,655	47,190,365
Certificates of deposit $100,000 and over	49,830,228	45,171,414	52,516,487
Other time deposits	15,805,539	15,499,830	15,730,187
Other savings deposits	23,720,158	19,082,903	20,654,435

Total Deposits	$321,852,674	$304,988,347	$305,242,655

Percentage of Deposits	June 30,		December 31,
	2014	2013	2013
Non-interest bearing demand	31.39%	28.34%	29.67%
Interest bearing demand	24.85%	27.83%	25.74%
Money market accounts	16.00%	17.68%	15.46%
Certificates of deposit $100,000 and over	15.48%	14.81%	17.21%
Other time deposits	4.91%	5.08%	5.15%
Other savings deposits	7.37%	6.26%	6.77%

Total Deposits	100.00%	100.00%	100.00%

Deposits increased 5.53% or $16,864,327 from June 30, 2013 to June 30, 2014 and increased 5.44% or $16,610,019 from December 31, 2013 to June 30, 2014.

SHORT-TERM BORROWINGS

At June 30, 2014 and December 31, 2013, we had no outstanding federal funds purchased with the option to borrow up to $19,000,000 on short term lines of credit. In March 2012, we established a $6 million REPO Line with Raymond James. There have been no borrowings under this agreement. We also established a Borrower-In-Custody arrangement with the Federal Reserve as a secondary source of liquidity. This arrangement permits us to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement we could borrow up to $70 million and $69 million at June 30, 2014 and December 31, 2013, respectively. There have been no borrowings under this arrangement.

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

Net income increased $65,853 or 6.31% to $1,109,927, or basic and diluted earnings per share of $.25 and $.24, respectively, for the three months ended June 30, 2014, from $1,044,074, or basic and diluted earnings per share of $.23 and $.23, respectively, for the three months ended June 30, 2013. Our return on average assets and average equity for the three months ended June 30, 2014 were 1.27% and 12.33%, respectively, compared with 1.27% and 11.98%, respectively, for the three months ended June 30, 2013.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $61,653 or 1.96% to $3,212,732 for the three months ended June 30, 2014 from $3,151,079 for the three months ended June 30, 2013. The increase in net interest income was primarily due to an increase in interest and dividends from investment securities. A portion of our excess cash was reinvested to improve on the existing Federal Reserve yield of .25%. Average investments increased $30,339,025 or 49.96% for the three months ended June 30, 2014 from the three months ended June 30, 2013, with a yield of 2.15%. We saw a small improvement in loan demand demonstrated by the increase in average loans by $8,044,928 to $232,749,636 for the three months ended June 30, 2014 from $224,704,708 for the three months ended June 30, 2013. The yield on average loans increased from 4.73% for the three months ended June 30, 2013 to 4.85% for the three months ended June 30, 2014. The increase in average investment securities and average loans, contributed to the increase in total average interest bearing assets of $19,945,513 or 6.15% to $344,150,428 for the three months ended June 30, 2014. Our average interest bearing deposits increased $6,012,357 or 2.87% to $215,852,575 for the three months ended June 30, 2014 from $209,840,218 for the three months ended June 30, 2013. This increase was primarily due to larger balances in existing customer accounts as well as the opening of new accounts. The yield on these deposits remained relatively unchanged from .20% for the three months ended June 30, 2013 to .19% for the three months ended June 30, 2014.

Allowance for Loan Losses

The allowance for loan losses represents our estimate of probable losses inherent in our loan portfolio. The adequacy of the allowance for loan losses (the “allowance”) is reviewed monthly by the Loan Committee and on a quarterly basis by the Board of Directors. For purposes of this analysis, adequacy is defined as a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented. To remain GAAP compliant the methodology employed for this analysis has been modified over the years to reflect the economic environment. This allowance is reviewed on a monthly basis by Credit Personnel (who have no lending authority nor complete the allowance). In addition, the allowance is validated on a periodic basis by the Company’s Risk Manager. The revised methodology is based on a Reserve Model that is comprised of the three components listed below:

1)	Specific Reserve analysis for impaired loans based on Financial Accounting Standards Board (FASB) ASC 310-10-35.
2)	General reserve analysis applying historical loss rates based on FASB ASC 450-20.
3)	Qualitative or environmental factors.
38

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

A general reserve analysis is performed on all loans, excluding impaired loans. This analysis includes a pool of loans that are reviewed for impairment but are not found to be impaired. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a five year period. The five year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. The five year historical loss percentage was .20% at June 30, 2014. A three year historical loss ratio was used at June 30, 2013 resulting in a historical loss percentage of .23%. During the three months ended June 30, 2014, we moved from a three year historical loss ratio to a five year historical loss ratio to better reflect the economic cycle.

Qualitative and environmental factors include external risk factors that we believe are representative of our overall lending environment. We believe that the following factors create a more comprehensive system of controls in which we can monitor the quality of the loan portfolio.

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

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans and overmargined real estate lending. We are satisfied with the stability of the past due and non-performing loans and believe there has been no decline in the quality of our loan portfolio due to any trend in delinquent or adversely classified loans. Sizable unsecured principal balances on a non-amortizing basis are monitored. Although the vast majority of our real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to our ability to realize on the collateral. Accordingly we closely monitor loan to value ratios. The maximum collateral advance rate is 80% on real estate transactions, with the exception of raw land at 65% and land development at 70%.

Occasionally, we extend credit beyond our normal collateral advance margins in real estate lending. Although infrequent, the aggregate of these loans represent a notable part of our portfolio. Accordingly, these loans are monitored and the balances reported to the Board every quarter. An excessive level of this practice (as a percentage of capital) could result in additional regulatory scrutiny, competitive disadvantages and potential losses if forced to convert the collateral. The consideration of overmargined real estate loans directly relates to the capacity of the borrower to repay. We often request additional collateral to bring the loan to value ratio within our policy guidelines and also require a strong secondary source of repayment in addition to the primary source of repayment.

Although significantly under the threshold of 100% of capital (currently approximately $36 million), the number of over-margined real estate loans currently totals approximately $18.7 million or approximately 8.12% of our loan portfolio at June 30, 2014 compared to $19.4 million or approximately 9.04% of the loan portfolio at June 30, 2013.

A credit rating matrix is used to rate all extensions of credit and to provide a more specified picture of the risk each loan poses to the quality of the loan portfolio. There are eight possible ratings used to determine the quality of each loan based on the following qualifying characteristics: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance, and the borrower’s leverage position. The matrix is designed to meet our standards and expectations of loan quality. One hundred percent of our loans are graded.

National and local economic trends and conditions are constantly changing and result in both positive and negative impact on borrowers. Most macroeconomic conditions are not controllable by us and are incorporated into the qualitative risk factors. Natural and environmental disasters, political uncertainty, international instability, as well as problems in the traditional mortgage market are a few of the trends and conditions that are currently affecting the national and local economies. These changes have impacted borrowers’ ability, in many cases, to repay loans in a timely manner. On occasion, a loan’s primary source of repayment (i.e., personal income, cash flow, or lease income) may be eroded as a result of unemployment, lack of revenues, or the inability of a tenant to make rent payments.

The quality of our loan portfolio is contingent upon our risk selection and underwriting practices. Every credit with over $100,000 in exposure is summarized by our Credit Department and reviewed by the Loan Committee on a monthly basis. The Board of Directors reviews credits over $500,000 monthly with annual credit analyses conducted on these borrowers upon the receipt of updated financial information. Prior to any extension of credit, every significant commercial loan goes through sound credit underwriting. The Credit Department conducts a detailed cash flow on each proposal using the most current financial information. Relevant trends and ratios are evaluated. Between June 30, 2013 and June 30, 2014 we originated $5.4 million in new equity lines, an increase of 18.47%.  Equity lines have always been a significant portion of our loan portfolio and, as of June 30, 2014, comprise 26.13% of all loans. Although a significant percentage increase, the majority of this was represented by two new accounts.

We have over 350 years of lending experience among twelve members of our lending staff. In addition to the lending staff, we have an Advisory Board for each office comprised of business and community leaders from the specific office market area. An additional Advisory Board was created during the year ended December 31, 2012, to support our business efforts in the North Charleston area of South Carolina. The Bank recently announced its intention to open an office in North Charleston, South Carolina on Highway 78 and Ingleside Boulevard. We have signed a lease with an anticipated opening in 2015. We meet with these advisory boards quarterly to discuss the trends and conditions in each respective market. We are aware of the many challenges currently facing the banking industry. As other banks look to increase earnings in the short term, we will continue to emphasize the need to maintain safe and sound lending practices and core deposit growth.

There continues be an influx of large banks in our geographic area. This increase has decreased the local industry’s overall margins as a result of pricing competition. We believe that our borrowing base is well established and therefore unsound price competition is not necessary.

The risks associated with the effects of changes in credit concentration include loan concentration, geographic concentration and regulatory concentration.

As of June 30, 2014, there were only four Standard Industrial Code groups that comprised more than 2% of our total outstanding loans. The four groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, and legal services.

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

Based on our allowance for loan loss model, we recorded a provision for loan loss of $20,000 for the three months ended June 30, 2014 compared to $95,000 for the three months ended June 30, 2013. At June 30, 2014 the five year average loss ratios were: .254% Commercial, .609% Consumer, .371% 1-4 Residential, ..000% Real Estate Construction and .085% Real Estate Mortgage. The five year historical loss ratio used at June 30, 2014 was .20% compared to a three year historical loss ratio of .23% at June 30, 2013. During the three months ended June 30, 2014, we moved from a three year historical loss ratio to a five year historical loss ratio to better reflect the economic cycle.

During the three months ended June 30, 2014, charge-offs of $2,064 and recoveries of $38,307 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $3,379,808 or 1.47% of total loans at June 30, 2014, compared to charge-offs of $158,894 and recoveries of $4,856 resulting in an allowance for loan losses of $3,359,915 or 1.57% of total loans at June 30, 2013.

We had impaired loans totaling $6,332,675 as of June 30, 2014 compared to $6,724,207 at June 30, 2013. Impaired loans include non-accrual loans with balances at June 30, 2014, and 2013, of $724,667 and $1,600,309, respectively. We had two restructured loans (“TDR”) at June 30, 2014 and five restructured loans at June 30, 2013. According to GAAP, we are required to account for certain loan modifications or restructuring as a troubled debt restructuring, when appropriate. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. At June 30, 2014 the two restructured loans had an aggregate balance of $481,332 compared to the five restructured loans with an aggregate balance of $1,589,622 at June 30, 2013. During the three months ended June 30, 2014 a loan receivable with a current balance of $496,090, was removed from a TDR status. The borrower has consistently paid as agreed and made substantial reductions to principal. Refinance guidance ASC 310-20-35-9 allows for a loan to be removed from the TDR status if the terms of the loan reflect current market rates. Although we have removed the TDR status from this loan, it will remain classified as an impaired loan and will continue to be recorded, evaluated and disclosed as such. In addition, one loan receivable with a balance of $106,194 at December 31, 2013, was paid off during the three months ended June 30, 2014. We do not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and we deem it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of 6 to 9 months, they are reviewed individually to determine if they should be returned to accrual status. There were no loans over 90 days past due still accruing interest at June 30, 2014 or at June 30, 2013. Total loans past due greater than 30 days decreased $1,590,316 from $3,171,426 at June 30, 2013 to $1,581,110 at June 30, 2014. This decrease was due to the payoff of two loans totaling $1.87 million.

One loan receivable previously reported with a non-accrual status, in the amount of $54,959, was returned to accrual status during the three months ended June 30, 2014. The borrower has made payments consistently for the past six months and has had a documented change in income and employment. All principal and interest is current and repayment of the remaining contractual principal and interest is expected. In addition, a loan receivable in the amount of $521,943 was moved to Other Real Estate Owned (OREO).

Net recoveries for the three months ended June 30, 2014, were $36,243 as compared to net charge-offs of $154,038 for the three months ended June 30, 2013. Although uncertainty in the economic outlook still exists, we believe loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The following table represents the net charge-offs by loan type.

Net Recovery (Charge-Offs)
	June 30, 2014	June 30, 2013
Commercial Loans	$—	$(139,618)
Commercial Real Estate	12,000	3,000
Consumer Real Estate	—	—
Consumer Other	24,243	(17,420)
Net Recovery (Charge-Offs)	$36,243	$(154,038)

We had $632,756, in unallocated reserves at June 30, 2014 related to other inherent risk in the portfolio compared to unallocated reserves of $263,460 at June 30, 2013. We believe this amount is appropriate and properly supported through the environmental factors of our allowance for loan losses. We believe the allowance for loan losses at June 30, 2014, is adequate to cover estimated losses in our loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events which we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting our operating results.

The following table presents a breakdown of the allowance for loan losses as of June 30, 2014 and 2013, respectively.

	June 30, 2014		June 30, 2013
	Allowance by loan type	Percentage of loans to total loans	Allowance by loan type	Percentage of loans to total loans
Commercial Loans	1,133,997	23%	1,463,641	25%
Commercial Real Estate	959,086	49%	699,761	49%
Consumer Real Estate	577,528	26%	846,332	24%
Consumer Other	76,441	2%	86,721	2%
Unallocated	632,756	0%	263,460	0%
Total	3,379,808	100%	3,359,915	100%

The allowance is also subject to examination testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require us to adjust our allowance based on information available at the time of the examination.

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. No provision was recorded during the three months ended June 30, 2014 or the three months ended June 30, 2013, resulting in no change to the balance of $20,825.

Non-interest Income

Our non-interest income increased $59,077 or 9.47% to $683,235 for the three months ended June 30, 2014, from $624,158 for the three months ended June 30, 2013. This increase was primarily due to the gain of $138,838 on the sale of investment securities. This gain was offset by a decrease in mortgage banking income of $79,138 or 20.69% to $303,288 for the three months ended June 30, 2014 as compared to $382,426 for the three months ended June 30, 2013. Higher interest rates and an increase in home prices impacted our mortgage loan originations. These trends began in the second half of 2013 and have resulted in lower discount fees and service release premiums earned. Discount fees decreased 16.52% to $70,912 and service release premiums decreased 65.60% to $214,930 for the three months ended June 30, 2014 from June 30, 2013.

Non-interest Expense

Non-interest expense increased $91,262 or 4.22% to $2,252,940 for the three months ended June 30, 2014, from $2,161,678 for the three months ended June 30, 2013. This increase was primarily due to increases in salaries and employee benefits, an increase in occupancy expense and an increase in other operating expenses. Salaries and employee benefits increased $43,106 or 3.35% from $1,285,942 for the three months ended June 30, 2013 to $1,329,048 for the three months ended June 30, 2014, as a result of annual merit increases and an increase in the cost of providing medical insurance. Wages increased $39,460 to $1,049,890 for the three months ended June 30, 2014. The Compensation Committee of the Board of Directors recommended and the Board of Directors approved a $15,000 salary increase for Executive Officers for the year ending December 31, 2014. Other employees received annual merit increases. We also added two new positions during the three months ended June 30, 2014. The cost of providing insurance for employees increased $14,803 from $116,281 for the three months ended June 30, 2013 to $131,084 for the three months ended June 30, 2014. Workers compensation expense also increased $7,318 to $13,702 for the three months ended June 30, 2014.

Our net occupancy expense increased $27,184 to $368,057 for the three months ended June 30, 2014. This increase was primarily due to the increases in rent paid on our Summerville, Meeting Street and Mortgage Department locations. In addition, we had an increase of $7,883 in maintenance repair contracts as well as an increase of $4,174 in depreciation on furniture and fixtures.

Other operating expenses increased $20,972 or 3.92% to $555,835 for the three months ended June 30, 2014. An increase in data processing fees of $22,540 was offset by a decrease in legal fees of $5,120, FDIC assessments of $2,736 and check and ACH clearing fees of $2,234. Data Processing fees increased as a result of changes we made in our Visa debit card program and an annual increase of 1.2% in our monthly fees.

Income Tax Expense

For the three months ended June 30, 2014, our effective tax rate was 31.61% compared to 31.25% for the three months ended June 30, 2013.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

Net income increased $22,846 or 1.12% to $2,065,725 for the six months ended June 30, 2014 from $2,042,879. Basic and diluted earnings per share for the six months ended June 30, 2014 were $.46 and $.45, respectively, compared to basic and diluted earnings per share of $.46 and $.46, respectively, for the six months ended June 30, 2013. This increase is primarily due to an increase in interest and dividends earned on investment securities as well as gains recognized on the sale of investment securities available for sale.

Average earning assets increased 5.36% to $337,211,181 for the six months ended June 30, 2014 from $320,058,861 for the six months ended June 30, 2013. Average investments increased $33.2 million or 55.77% to $92,681,984 for the six months ended June 30, 2014 from $59,498,243 for the six months ended June 30, 2013. Average other interest bearing assets decreased $20.4 million or 57.71% for the six months ended June 30, 2014. We decreased our deposits with the Federal Reserve and invested our excess cash in investment securities to improve our yield.

Net Interest Income

Net interest income increased $206,356 or 3.38% to $6,318,095 for the six months ended June 30, 2014 from $6,111,739 for the six months ended June 30, 2013. This increase was primarily due to an increase in interest and dividends on investment securities of $301,331 or 44.39% to $980,205 for the six months ended June 30, 2014 from $678,874 for the six months ended June 30, 2013. A portion of our excess cash was reinvested to improve on the existing Federal Reserve yield of .25%. Other interest income decreased $26,057 or 58.41% for the six months ended June 30, 2014. Other interest income includes income from deposits in other banks as well as deposits with the Federal Reserve. As previously stated, we decreased our deposits held at the Federal Reserve and used the excess cash to purchase investment securities.

Allowance for Loan Losses

The contributions to the allowance for loan losses for the six months ended June 30, 2014 was $50,000 compared to $170,000 for the six months ended June 30, 2013. The Loan Committee determined that this reduction was appropriate based upon the allowance for loan losses model which reflects improved credit quality of our loan portfolio. During the period, we reduced the specific reserve from 100% to 75% for a borrower who has had a vast improvement in their financial condition. In addition, we had net recoveries of $37,531 for the six months ended June 30, 2014 compared with net charge-offs of $242,929 for the six months ended June 30, 2013. Charge-offs of $8,082, recoveries of $45,613, together with the contribution to the allowance, resulted in an allowance for loan losses of $3,379,808 or 1.47% of total loans at June 30, 2014.

Non-Interest Income

Non-interest income decreased $133,009 or 9.81% to $1,222,568 for the six months ended June 30, 2014. Mortgage banking income is highly influenced by mortgage interest rates and the housing market. Our mortgage banking income decreased $346,096 or 39.49% to $530,342 for the six months ended June 30, 2014 from $876,438 for the six months ended June 30, 2013. This decrease was primarily due to lower mortgage application and production volume as interest rates and home prices increased. Offsetting this decrease was a $223,735 gain on the sale of investment securities realized during the period.

Non-Interest Expense

Our non-interest expense increased $165,003 to $4,493,438 for the six months ended June 30, 2014 from $4,328,435 for the six months ended June 30, 2013. A large component of non-interest expense is salaries and employee benefits. Salaries include payments to employees as well as employee insurance, including workers compensation, employee education and taxes. Salaries and employee benefits increased $90,933 or 3.54% to $2,658,959 for the six months ended June 30, 2014 from $2,568,026 for the six months ended June 30, 2013. This increase was primarily due to an increase in base wages, workers compensation and employee health insurance. Net occupancy expense also increased $64,317 for the six months ended June 30, 2014 or 9.62% from $668,411 for the six months ended June 30, 2013. This increase was primarily due to an increase in rent paid on our Summerville, Meeting Street and Mortgage Department locations and an increase in maintenance and repairs of $11,052 for the six months ended June 30, 2014.

Income Tax Expense

For the six months ended June 30, 2014, our effective tax rate was 31.08% compared to 31.19% during the six months ended June 30, 2013.

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

Our off-balance sheet arrangements consist principally of commitments to extend credit described below. We estimate probable losses related to binding unfunded lending commitments and record a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At June 30, 2014 and 2013 the balance of this reserve was $20,825. At June 30, 2014 and 2013, we had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If deemed necessary, the amount of collateral obtained upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $55,110,403 and $54,342,605 at June 30, 2014 and 2013, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2014 and 2013 was $557,593 and $722,729, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $5,003,930 at June 30, 2014, to sell loans held for sale of $5,003,930 compared to forward sales commitments of $10,249,167 at June 30, 2013, to sell loans held for sale of $10,249,167. The fair value of these commitments was not significant at June 30, 2014 or 2013. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to six months with unlimited recourse as a result of fraud. The unpaid principal balance of loans sold with recourse was $10.1 million at June 30, 2014 and $64.5 million at June 30, 2013. For the six months ended June 30, 2014 and June 30, 2013 there were no loans repurchased.

Liquidity

Historically, we have maintained our liquidity at levels that we believed to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 35.34% and 36.81% of total assets at June 30, 2014 and 2013, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At June 30, 2014, we had unused short-term lines of credit totaling approximately $19 million (which can be withdrawn at the lender's option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale. In March 2012, we established a $6 million REPO Line with Raymond James (formerly Morgan Keegan). There have been no borrowings under this agreement. We also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At June 30, 2014 we could borrow up to $70.3 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our reliance on certificates of deposit greater than $100,000 and other large deposits. We maintain a Contingency Funding Plan (CFP) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At June 30, 2014 and 2013, our liquidity ratio was 27.65% and 23.94%, respectively.

Capital Resources

Our capital needs have been met to date through the $10,600,000 in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options for a total shareholders’ equity at June 30, 2014, of $35,879,818. The rate of asset growth since our inception has not negatively impacted this capital base. The current risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off-balance sheet risk. The current guidelines established require a minimum risk-based capital ratio of 8% for bank holding companies and banks. The risk-based capital ratio at June 30, 2014 for the Bank was 14.75% and 13.62% at June 30, 2013. Our management does not know of any trends, events or uncertainties that may result in our capital resources materially increasing or decreasing.

A shelf registration (Form S-3) filed with the SEC (Securities and Exchange Commission) on June 23, 2011, has expired. The Board of Directors voted to allow the shelf registration to lapse.

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

Current quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. We believe, as of June 30, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At June 30, 2014 and 2013, the Company and Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that we believe would change the Company’s or the Bank’s category.

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

The phase-in-period for the final rules will begin on January 1, 2015, with full compliance with all of the final rule requirements phased in over a multi-year schedule. Management believes that as of June 30, 2014, the Company and the Bank would remain “well capitalized” under the new rules.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of June 30, 2014 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2014, based on the framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. Based on this assessment, management believes that as of June 30, 2014, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In our opinion, there are no legal proceedings pending other than routine litigation incidental to our business involving amounts which are not material to our financial condition.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.

Page

(1)	Consolidated Balance Sheets	3
(2)	Consolidated Statements of Income	4-5
(3)	Consolidated Statements of Comprehensive Income	6
(4)	Consolidated Statements of Shareholders’ Equity	7
(5)	Consolidated Statements of Cash Flows	8
(6)	Notes to Consolidated Financial Statements	9-31

2.	Exhibits
	2.0	Plan of Reorganization (Filed with 1995 10-KSB)
	3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
	3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
	3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2012)
	4.0	2014 Proxy Statement (Filed with 2013 10-K)
	10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
	10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
	10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
	10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
	10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed With 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with June 30, 2013 10-Q)
	10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
	10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
	10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
	10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (filed with 2013
10-K)
	14.0	Code of Ethics (Filed with 2004 10-KSB)
	21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant's only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
	31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
	31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
	32.1	Certification pursuant to Section 1350
	32.2	Certification pursuant to Section 1350
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

August 8, 2014
	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer/
Executive Vice President

