Form 10-Q
period 2014-09-30
BANK OF SOUTH CAROLINA CORP
filed 2014-11-07
CIK 1007273

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2014

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

As of November 7, 2014 there were 4,461,388 Common Shares outstanding.

BANK OF SOUTH CAROLINA CORPORATION

AND SUBSIDIARY

Table of Contents

Page

PART I - FINANCIAL INFORMATION

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

Assets:	(Unaudited)	(Audited)
	September 30, 2014	December 31, 2013
Cash and due from banks	$9,758,532	$6,043,375
Interest bearing deposits in other banks	22,271,912	16,080,721
Investment securities available for sale	106,727,989	94,648,221
Mortgage loans to be sold	6,630,450	4,739,343
Loans	229,673,109	218,320,304
Less: Allowance for loan losses	(3,385,676)	(3,292,277)
Net loans	226,287,433	215,028,027
Premises and equipment, net	2,400,416	2,454,861
Other real estate owned	521,943	—
Accrued interest receivable	1,107,823	1,182,272
Other assets	899,380	716,883

Total assets	$376,605,878	$340,893,703

Liabilities and Shareholders' Equity:
Liabilities
Deposits:
Non-interest bearing demand	109,354,662	90,574,330
Interest bearing demand	76,901,044	78,576,851
Money market accounts	52,443,674	47,190,365
Certificates of deposit $100,000 and over	49,837,083	52,516,487
Other time deposits	16,152,991	15,730,187
Other savings deposits	24,585,981	20,654,435
Total deposits	329,275,435	305,242,655

Short-term borrowings	9,680,244	—
Accrued interest payable and other liabilities	1,717,174	911,905
Total liabilities	340,672,853	306,154,560

Common Stock - No par value;
12,000,000 shares authorized; Shares issued 4,680,839
at September 30, 2014 and 4,678,339 at December 31, 2013;
Shares outstanding 4,461,388 at September 30, 2014
and 4,458,888 shares at December 31, 2013	—	—
Additional paid in capital	28,759,909	28,678,150
Retained earnings	8,028,890	7,007,532
Treasury stock: 219,451 shares at September 30, 2014
and December 31, 2013	(1,902,439)	(1,902,439)
Accumulated other comprehensive income,
net of income taxes	1,046,665	955,900

Total shareholders' equity	35,933,025	34,739,143

Total liabilities and shareholders' equity	$376,605,878	$340,893,703

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2014	2013
Interest and fee income
Interest and fees on loans	$2,868,904	$2,814,665
Interest and dividends on investment securities	536,034	384,517
Other interest income	14,927	14,686
Total interest and fee income	3,419,865	3,213,868

Interest expense
Interest on deposits	104,009	102,850
Interest on short-term borrowings	244	—
Total interest expense	104,253	102,850

Net interest income	3,315,612	3,111,018
Provision for loan losses	12,500	25,000
Net interest income after provision for
loan losses	3,303,112	3,086,018

Other income
Service charges, fees and commissions	223,369	238,921
Mortgage banking income	383,304	375,981
Other non-interest income	8,330	9,545
Gain on sale of other real estate owned	2,382	—
Total other income	617,385	624,447

Other expense
Salaries and employee benefits	1,349,779	1,294,415
Net occupancy expense	369,201	361,427
Other operating expenses	522,998	506,396
Total other expense	2,241,978	2,162,238

Income before income tax expense	1,678,519	1,548,227
Income tax expense	536,806	484,050
Net income	$1,141,713	$1,064,177

Basic income per common share	$0.26	$0.24
Diluted income per common share	$0.25	$0.24

Weighted average shares outstanding
Basic	4,461,388	4,454,669
Diluted	4,577,462	4,454,669

Cash Dividend Per Share	$0.23	$0.13

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
Interest and fee income
Interest and fees on loans	$8,392,884	$8,408,512
Interest and dividends on investment securities	1,516,239	1,063,391
Other interest income	33,483	59,299
Total interest and fee income	9,942,606	9,531,202

Interest expense
Interest on deposits	308,655	308,445
Interest on short-term borrowings	244	—
Total interest expense	308,899	308,445

Net interest income	9,633,707	9,222,757
Provision for loan losses	62,500	195,000
Net interest income after provision for
loan losses	9,571,207	9,027,757

Other income
Service charges, fees and commissions	679,806	705,759
Mortgage banking income	913,646	1,252,419
Other non-interest income	20,384	21,846
Gain on sale of other real estate owned	2,382	—
Gain on sale of securities	223,735	—
Total other income	1,839,953	1,980,024

Other expense
Salaries and employee benefits	4,008,738	3,862,441
Net occupancy expense	1,101,929	1,029,838
Other operating expenses	1,624,749	1,598,394
Total other expense	6,735,416	6,490,673

Income before income tax expense	4,675,744	4,517,108
Income tax expense	1,468,306	1,410,052
Net income	$3,207,438	$3,107,056

Basic income per common share	$0.72	$0.70
Diluted income per common share	$0.70	$0.70

Weighted average shares outstanding
Basic	4,461,388	4,450,997
Diluted	4,576,893	4,450,997

Cash Dividend Per Share	$0.49	$0.37

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2014	2013
Net income	$1,141,713	$1,064,177
Other comprehensive loss
Unrealized loss on securities (net of tax $47,757 and $307,521, respectively)	(81,316)	(523,617)
Other comprehensive loss, net of tax	(81,316)	(523,617)
Total comprehensive income	$1,060,397	$540,560

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
Net income	$3,207,438	$3,107,056
Other comprehensive income (loss)
Unrealized gain (loss) on securities (net of tax $53,306 and $646,808, respectively)	231,718	(1,101,322)
Reclassification adjustment for gains included in income (net of tax $82,782)	(140,953)	—
Other comprehensive income (loss), net of tax	90,765	(1,101,322)
Total comprehensive income	$3,298,203	$2,005,734

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL

December 31, 2012	$28,474,951	$5,157,839	$(1,902,439)	$2,200,091	$33,930,442
Net income	—	3,107,056	—	—	3,107,056
Other comprehensive
loss	—	—	—	(1,101,322)	(1,101,322)
Exercise of stock
options	88,298	—	—	—	88,298
Stock-based
compensation
expense	55,837	—	—	—	55,837
Cash dividends
($0.37 per common share)	—	(1,647,576)	—	—	(1,647,576)
September 30, 2013	28,619,086	6,617,319	(1,902,439)	1,098,769	34,432,735

December 31, 2013	28,678,150	7,007,532	(1,902,439)	955,900	34,739,143
Net income	—	3,207,438	—	—	3,207,438
Other comprehensive
income	—	—	—	90,765	90,765
Exercise of Stock
options	26,050	—	—	—	26,050
Stock-based
compensation
expense	55,709	—	—	—	55,709
Cash dividends
($.49 per common
share)	—	(2,186,080)	—	—	(2,186,080)
September 30, 2014	$28,759,909	$8,028,890	$(1,902,439)	$1,046,665	$35,933,025

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$3,207,438	$3,107,056
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	152,869	143,104
Gain on sale of securities	(223,735)	—
Gain on sale of other real estate owned	(2,382)	—
Provision for loan losses	62,500	195,000
Stock-based compensation expense	55,709	55,837
Net amortization of unearned discounts
on investments	256,679	366,147
Origination of mortgage loans held for sale	(50,265,314)	(67,188,868)
Proceeds from sale of mortgage loans held for sale	48,374,207	79,808,767
Increase in accrued interest receivable
and other assets	(161,354)	(147,361)
Increase in accrued interest payable
and other liabilities	358,805	270,893
Net cash provided by operating activities	1,815,422	16,610,575

Cash flows from investing activities:
Proceeds from maturities of investment securities
available for sale	1,920,000	2,325,000
Proceeds from sale of available for sale securities	19,529,603	—
Proceeds from sale of other real estate owned	37,855	—
Purchase of investment securities available for sale	(33,418,244)	(16,715,236)
Net increase in loans	(11,879,322)	(7,723,655)
Purchase of premises, equipment and leasehold
Improvements, net	(98,424)	(110,750)

Net cash used for investing activities	(23,908,532)	(22,224,641)

Cash flows from financing activities:
Net increase in deposit accounts	24,032,780	7,426,754
Net increase in short term borrowings	9,680,244	—
Dividends paid	(1,739,616)	(1,068,292)
Stock options exercised	26,050	88,298
Net cash provided by financing activities	31,999,458	6,446,760

Net increase in cash and cash equivalents	9,906,348	832,694
Cash and cash equivalents at beginning of period	22,124,096	31,041,848

Cash and cash equivalents at end of period	$32,030,444	$31,874,542

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$329,710	$305,143
Income taxes	$1,232,000	$1,407,000

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$446,464	$579,284
Change in other comprehensive income (loss)	$90,765	$(1,101,322)
Transfer of loans to other real estate owned	$557,416	$—

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

The Bank operates as an independent, community oriented, commercial bank providing a broad range of financial services and products. We have four banking house locations: 256 Meeting Street, Charleston, SC, 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC and 2027 Sam Rittenberg Boulevard, Charleston, SC. We intend to open a banking office in North Charleston, SC on Highway 78 and Ingleside Boulevard in late 2015, or early 2016.

References to “we,” “us,” “our,” “the Bank,” or “the Company” refer to the parent and its subsidiary, that are consolidated for financial purposes.

The consolidated financial statements in this report are unaudited, except for the December 31, 2013 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results which may be expected for the entire year.

The preparation of the consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates and assumptions. Material estimates generally susceptible to significant change are related to the determination of the allowance for loan losses, impaired loans, other real estate owned, asset prepayment rates and other-than-temporary impairment of investment securities.

In preparing these financial statements, we evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued.

NOTE 2: Investment Securities

We classify investments into three categories as follows: (1) Held to Maturity - debt securities that we have the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for the three and nine months ended September 30, 2014 and 2013. We do not have any mortgage-backed securities nor have we ever invested in mortgage-backed securities. (See “non-interest income” for discussion on the sale of investment securities.)

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3: Mortgage Loans to be Sold

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. At September 30, 2014 and December 31, 2013, we had approximately $6.6 million and $4.7 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered and are included in mortgage banking income in the consolidated statements of income.

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

We account for impaired loans by requiring that all loans for which it is estimated that we will be unable to collect all amounts due according to the terms of the loan agreement be recorded at the loan's fair value. Fair value may be determined based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral less cost to sell, if the loan is collateral dependent.

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

The following table is a summary of the non-accrual loans as of September 30, 2014 and December 31, 2013.

September 30, 2014
Loans Receivable on Non-Accrual
Commercial	$83,042
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	673,429
Consumer:
Consumer Real Estate	—
Consumer - Other	—
Total	$756,471

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013
Loans Receivable on Non-Accrual
Commercial	$—
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	1,507,209
Consumer:
Consumer Real Estate	68,231
Consumer - Other	—
Total	$1,575,440

One loan receivable previously reported with a non-accrual status, in the amount of $54,959, was returned to accrual status during the nine months ended September 30, 2014. The borrower made payments consistently for nine months and had a documented change in income and employment. All principal and interest is current and repayment of the remaining contractual principal and interest is expected. In addition, two loan receivables in the amount of $557,416 were moved to Other Real Estate Owned (“OREO”). One of these loan receivables valued at $35,473 was ultimately sold at a gain of $2,382 during the nine months ended September 31, 2014. A commercial loan in the amount of $83,042 was placed on non-accrual status during the nine months ended September 30, 2014.

The following is a schedule of our delinquent loans, excluding mortgage loans held for sale, as of September 30, 2014 and December 31, 2013.

September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$102,737	38,450	83,042	224,229	48,496,367	48,720,596	—
Commercial Real Estate:
Commercial Real Estate - Construction	—	—	—	—	1,529,534	1,529,534	—
Commercial Real Estate - Other	213,789	927,847	180,992	1,322,628	113,838,731	115,161,359	—
Consumer:
Consumer - Real Estate	—	227,826	78,792	306,618	58,919,399	59,226,017	78,792
Consumer - Other	895	3,206	—	4,101	5,031,502	5,035,603	—
Total	$317,421	1,197,329	342,826	1,857,576	227,815,533	229,673,109	78,792

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$230,848	78,200	—	309,048	52,994,521	53,303,569	—
Commercial Real Estate:
Commercial Real Estate - Construction	—	—	—	—	1,516,545	1,516,545	—
Commercial Real Estate - Other	689,859	226,314	754,168	1,670,341	103,070,237	104,740,578	—
Consumer:
Consumer - Real Estate	—	—	—	—	54,669,359	54,669,359	—
Consumer - Other	24,399	—	—	24,399	4,065,854	4,090,253	—
Total	$945,106	304,514	754,168	2,003,788	216,316,516	218,320,304	—

As of September 30, 2014 and December 31, 2013, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans As of September 30, 2014
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investments	Related Allowance
Commercial	$977,011	977,011	$—
Commercial Real Estate	2,811,686	2,811,686	—
Consumer Real Estate	351,693	351,693	—
Consumer Other	—	—	—

Total	$4,140,390	$4,140,390	$—

With an allowance recorded:
Commercial	$1,247,602	$1,247,602	$872,728
Commercial Real Estate	1,789,119	1,789,119	470,189
Consumer Real Estate	679,588	679,588	151,431
Consumer Other	39,547	39,547	39,547

Total	$3,755,856	$3,755,856	$1,533,895
Grand Total	7,896,246	7,896,246	1,533,895

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Impaired and Restructured Loans As of the Year Ended December 31, 2013
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investments	Related Allowance
Commercial	$471,080	$471,080	$—
Commercial Real Estate	2,213,271	2,213,271	—
Consumer Real Estate	200,399	200,399	—
Consumer Other	—	—	—

Total	$2,884,750	$2,884,750	$—

With an allowance recorded:
Commercial	$1,175,329	$1,175,329	$1,175,329
Commercial Real Estate	2,191,875	2,191,875	535,766
Consumer Real Estate	842,127	842,127	423,705
Consumer Other	42,826	42,826	42,826

Total	$4,252,157	$4,252,157	$2,177,626
Grand Total	7,136,907	7,136,907	2,177,626

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2014 and 2013, respectively.

Average Recorded Investment and Interest Income Impaired and Restructured Loans For the Three Months Ended
	September 30, 2014		September 30, 2013
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$591,490	$12,344	$804,636	$8,543
Commercial Real Estate	3,212,538	40,197	2,155,957	43,828
Consumer Real Estate	351,712	2,576	309,155	3,266
Consumer Other	—	—	—	—

Total	$4,155,740	$55,117	$3,269,748	$55,637

With an allowance recorded:
Commercial	$1,270,229	$14,578	$1,193,245	$14,683
Commercial Real Estate	1,794,000	21,349	2,178,231	20,323
Consumer Real Estate	681,958	10,726	869,051	11,316
Consumer Other	39,996	419	45,784	646

Total	$3,786,183	$47,072	$4,286,311	$46,968
Grand Total	7,941,923	102,189	7,556,059	102,605

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Average Recorded Investment and Interest Income Impaired and Restructured Loans For the Nine Months Ended
	September 30, 2014		September 30, 2013
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$603,268	$34,784	$811,773	$25,437
Commercial Real Estate	3,298,665	100,952	2,206,032	124,012
Consumer Real Estate	351,775	8,102	310,113	10,180
Consumer Other	—	—	—	—

Total	$4,253,708	$143,838	$3,327,918	$159,629

With an allowance recorded:
Commercial	$1,320,051	$42,558	$1,226,085	$44,758
Commercial Real Estate	1,803,242	61,062	2,176,966	57,605
Consumer Real Estate	691,169	26,365	873,284	25,817
Consumer Other	42,114	1,528	47,744	1,710

Total	$3,856,576	$131,513	$4,324,079	$129,890
Grand Total	8,110,284	275,351	7,651,997	289,519

The following table illustrates credit risks by category and internally assigned grades at September 30, 2014 and December 31, 2013.

September 30, 2014
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$44,173,792	$1,078,017	$107,912,498	$56,139,988	$4,710,273	$214,014,568
Watch	1,609,929	—	1,566,966	1,582,122	242,907	5,001,923
OAEM	712,263	454,517	1,185,932	472,419	42,876	2,865,007
Sub-Standard	2,224,613	—	4,495,963	1,031,488	39,547	7,791,611
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$48,720,596	$1,529,534	$115,161,359	$59,226,017	$5,035,603	$229,673,109

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2013
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$48,383,912	$1,516,545	$95,942,918	$50,846,709	$3,703,400	$200,393,484
Watch	1,962,292	—	1,902,129	1,933,566	191,081	5,989,068
OAEM	546,938	—	2,234,023	654,076	76,097	3,511,134
Sub-Standard	2,410,427	—	4,661,508	1,235,008	119,675	8,426,618
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$53,303,569	$1,516,545	$104,740,578	$54,669,359	$4,090,253	$218,320,304

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category for the three and nine months ended September 30, 2014 and 2013, respectively, and December 31, 2013. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

For the Three Months Ended
September 30, 2014
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,133,997	$981,752	$554,862	$76,441	$632,756	$3,379,808
Charge-offs	—	(15,834)	—	(3,004)	—	(18,838)
Recoveries	—	12,000	—	206	—	12,206
Provisions	(44,602)	(76,163)	(23,365)	10,987	145,643	12,500
Ending Balance	$1,089,395	$901,755	$531,497	$84,630	$778,399	$3,385,676

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of and for the Nine Months Ended
September 30, 2014
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,398,184	$966,781	$641,194	$80,214	$205,904	$3,292,277
Charge-offs	—	(19,787)	—	(7,133)	—	(26,920)
Recoveries	—	31,100	—	26,719	—	57,819
Provisions	(308,789)	(76,339)	(109,697)	(15,170)	572,495	62,500
Ending Balance	1,089,395	901,755	531,497	84,630	778,399	3,385,676
Ending Balances:
Individually evaluated for impairment	872,728	470,189	151,431	39,547	—	1,533,895
Collectively evaluated for impairment	216,667	431,566	380,066	45,083	778,399	1,851,781
Ending Balances:
Individually evaluated for impairment	2,224,613	4,600,806	1,031,280	39,547	—	7,896,246
Collectively evaluated for impairment	$46,495,983	$110,560,553	$59,724,271	$4,996,056	$—	$221,776,863

For the Three Months Ended
September 30, 2013
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,463,641	$699,761	$846,332	$86,721	$263,460	$3,359,915
Charge-offs	—	—	—	(24,980)	—	(24,980)
Recoveries	20,070	5,849	—	793	—	26,712
Provisions	(63,485)	251,063	(214,286)	20,805	30,903	25,000
Ending Balance	$1,420,226	$956,673	$632,046	$83,339	$294,363	$3,386,647

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $473,119 and $1,196,341 at September 30, 2014 and December 31, 2013, respectively, and are illustrated in the following table. The following loans were renegotiated to interest only. At September 30, 2014 and December 31, 2013, all restructured loans were performing as agreed.

Modification
As of September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	$—	$—
Commercial Real Estate	2	$473,119	$473,119
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate –Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—	$—
Commercial Real Estate	—	$—	$—
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate -Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—

Modification
As of December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$106,194	$106,194
Commercial Real Estate	3	$1,090,147	$1,090,147
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate –Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—	$—
Commercial Real Estate	—	$—	$—
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate -Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the nine months ended September 30, 2014 a loan receivable with a current balance of $496,090, was removed from the TDR status. The borrower was paying as agreed and also made substantial reductions to principal. Refinance guidance Financial Accounting Standards Board (“FASB’) Accounting Standards Codification (“ASC”) 310-20-35-9 allows for a loan to be removed from the TDR status if the terms of the loan reflect current market rates. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Although we removed this loan receivable from a TDR status, it will remain classified as an impaired loan and will continue to be recorded, evaluated and disclosed as such. In addition, one loan receivable with a balance of $106,194 at December 31, 2013, was paid off during the nine months ended September 30, 2014. There were no additional loans identified as a TDR during the nine months ended September 30, 2014. In the past 12 months no loan identified as a TDR defaulted.

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

NOTE 6: Other Real Estate Owned

The following table summarizes the activity in the other real estate owned at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Balance, beginning of year	$—	$—
Additions-foreclosure	557,416	—
Sales	35,473	—
Write-downs	—	—
Balance, end of year	$521,943	$—

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. We believe that we had no uncertain tax positions as of September 30, 2014, December 31, 2013, or September 30, 2013.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On July 24, 2014, the Executive Committee granted options to purchase an aggregate of 10,000 shares to twelve employees. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 3.74%, historical volatility 31.69%, risk free interest rate of 2.52% and an expected life of 10 years. On June 27, 2013 the Executive Committee granted options to purchase an aggregate of 5,000 shares to five employees. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 3.98%, historical volatility 36.34%, risk free interest rate of 2.49% and an expected life of 10 years. There were no other options granted during the nine months ended September 30, 2014 or September 30, 2013.

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

The following is a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plans for the three and nine months ended September 30, 2014 and for the three and nine months ended September 30, 2013.

Three Months Ended September 30, 2014	Options	Weighted Average Exercise Price

Balance at July 1, 2014	152,915	$11.03
Granted	10,000	14.84
Forfeited	(1,250)	12.84
Balance at June 30, 2014	161,665	11.25

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine Months Ended September 30, 2014	Options	Weighted Average Exercise Price

Balance at January 1, 2014	159,165	$11.03
Granted	10,000	14.84
Forfeited	(5,000)	11.81
Exercised	(2,500)	10.42
Balance at September 30, 2014	161,665	11.25

Options exercisable at September 30, 2014	15,972	$14.81

Three months Ended September 30, 2013	Options	Weighted Average Exercise Price

Balance at July 1, 2013	166,075	$11.35
Forfeited	(750)	10.77
Exercised	(2,500)	10.42
Balance at September 30, 2013	162,825	11.37

Nine months Ended September 30, 2013	Options	Weighted Average Exercise Price

Balance at January 1, 2013	174,467	$11.20
Granted	5,000	12.84
Forfeited	(6,850)	11.47
Exercised	(9,792)	9.02
Balance at September 30, 2013	162,825	11.37

Options exercisable at September 30, 2013	13,915	$14.79

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

Regular quarterly cash dividends of $.13 per share were declared on March 27, 2014 and June 26, 2014 for shareholders of record at April 8, 2014 and July 7, 2014. The dividends were payable on April 30, 2014 and July 31, 2014. A regular quarterly cash dividend of $.13 per share was declared on September 25, 2014. This was our 100th quarterly cash dividend, so to recognize this, we also declared a special cash dividend of $.10 per share to reward our shareholders. These dividends were payable on October 31, 2014, to shareholders of record at October 8, 2014. Income per common share for the three and nine months ended September 30, 2014 and for the three and nine months ended September 30, 2013 were calculated as follows:

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$1,141,713

Basic income available to
common shareholders	$1,141,713	4,461,388	$.26

Effect of dilutive options		116,074

Diluted income available to common
shareholders	$1,141,713	4,577,462	$.25

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$3,207,438

Basic income available to
common shareholders	$3,207,438	4,461,388	$.72

Effect of dilutive options		115,505

Diluted income available to common
shareholders	$3,207,438	4,576,893	$.70

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$1,064,177

Basic income available to
common shareholders	$1,064,177	4,454,669	$.24

Effect of dilutive options		—

Diluted income available to common
shareholders	$1,064,177	4,454,669	$.24

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT

Net income	$3,107,056

Basic income available to
common shareholders	$3,107,056	4,450,997	$.70

Effect of dilutive options		—

Diluted income available to common
shareholders	$3,107,056	4,450,997	$.70

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

Comprehensive income totaled $1,060,397 and $540,560 for the three months ended September 30, 2014 and September 30, 2013, respectively, and $3,298,203 and $2,005,734 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 are as follows:

Balance at September 30, 2014
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$29,922,266	$—	$—	$29,922,266
Government Sponsored Enterprises	$—	$42,163,057	$—	$42,163,057
Municipal Securities	$—	$33,267,841	$1,374,825	$34,642,666
Total	$29,922,266	$75,430,898	$1,374,825	$106,727,989

Balance at December 31, 2013
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$15,832,401	$—	$—	$15,832,401
Government Sponsored Enterprises	$—	$43,635,038	$—	$43,635,038
Municipal Securities	$—	$33,655,445	$1,525,337	$35,180,782
Total	$15,832,401	$77,290,483	$1,525,337	$94,648,221

Other Real Estate Owned (OREO)

Loans, secured by real estate, are adjusted to fair value upon transfer to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or our estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraisal, we record the asset as nonrecurring Level 2. When an appraised value is not available or we determine the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the asset as nonrecurring Level 3. We had one property valued at $521,943 classified as Other Real Estate Owned at September 30, 2014 with no Other Real Estate Owned at December 31, 2013. One property valued at $35,473 was classified as Other Real Estate Owned and was ultimately sold at a gain of $2,382 during the three months ended September 30, 2014.

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
4)	Any loan rated sub-standard, doubtful, or loss
5)	Excessive principal extensions are executed
6)	If we are provided information that indicates that we will not collect all principal and interest as scheduled

Once a loan is identified as individually impaired, we measure the impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan”.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2014 and December 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with topic ASC 820, “Fair Value Measurement”, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. We record the impaired loan as nonrecurring Level 3.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of September 30, 2014 and December 31, 2013, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2014 and twelve months ended December 31, 2013.

September 30, 2014
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$6,362,351	$6,362,351
Mortgage loans held for sale	—	6,630,450	—	6,630,450
Other real estate owned	—	521,943	—	521,943
Total	$—	$7,152,393	$6,362,351	$13,514,744

December 31, 2013
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Impaired loans	$—	$—	$4,959,281	$4,959,281
Mortgage loans held for sale	—	4,739,343	—	4,739,343
Other real estate owned	—	—	—	—
Total	$—	$4,739,343	$4,959,281	$9,698,624

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs
Nonrecurring measurements:
Impaired Loans	Discounted Appraisals	Collateral Discounts	0-25%

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
The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans at September 30, 2014 and December 31, 2013, approximate market.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of September 30, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

September 30, 2014
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Loans	$229,673,109	$229,775,247	$—	$—	$229,775,247
Financial Instruments- Liabilities
Deposits	$329,275,435	$329,304,426	$—	$329,304,426	$—

December 31, 2013
Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Loans	$218,320,304	$218,406,792	$—	$—	$218,406,792
Financial Instruments- Liabilities
Deposits	$305,242,655	$305,269,155	$—	$305,269,155	$—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2014
	Notional Amount	Fair Value
Off Balance Sheet Financial
Instruments:

Commitments to extend credit	$59,283,544	$—
Standby letters of credit	657,593	—

	December 31, 2013
	Notional Amount	Fair Value
Off Balance Sheet Financial
Instruments:
Commitments to extend credit	$64,830,461	$—
Standby letters of credit	557,593	—

NOTE 12: Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of our financial information.

In January 2014, the FASB amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to OREO. In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. We will apply the amendments prospectively using a modified retrospective approach. We do not expect these amendments to have a material effect on our financial statements.

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

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 31, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We do not expect these amendments to have a material effect on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this quarterly report contain certain “forward-looking statements” concerning the future operations. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. Forward looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Actual results may differ materially from those anticipated in any forward-looking statements. The words “may”, “would”, “could”, “should”, “will”, “expect”, “anticipate”, “predict”, “project”, “potential”, “continue”, “assume”, “believe”, “intend”, “plan”, “forecast”, “goal”, and “estimate”, as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

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

These risks are exacerbated by the developments over the last nine years in national and international financial markets, and we are unable to predict what effect continued uncertainty in market conditions will have on us. There can be no assurance that the unprecedented developments experienced over the last nine years will not materially and adversely affect our business, financial condition and results of operations.

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

Overview

Bank of South Carolina Corporation (the Company) is a financial institution holding company headquartered in Charleston, South Carolina, with $376,605,878 in assets as of September 30, 2014 and net income of $3,207,438 for the nine months ended September 30, 2014. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the Bank). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of our financial condition as of September 30, 2014 as compared to December 31, 2013 and the results of operations for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013. The discussion and analysis identifies significant factors that have affected our financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2014 and our notes included in the consolidated financial statements in our 2013 Annual Report on Form 10-K as filed with the SEC.

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

BALANCE SHEET

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and non-interest-earning deposits, and interest-earning deposits. All amounts are readily convertible to cash and have maturities of less than 90 days. Total cash and cash equivalents increased 44.78% or $9,906,348 to $32,030,444 at September 30, 2014, from $22,124,096 at December 31, 2013. This increase was primarily due to an increase in deposits.

Regulations set by the Federal Reserve require that we maintain certain average cash reserve balances. For the nine months ended September 30, 2014 and 2013 our cash reserve requirement with the Federal Reserve was satisfied by vault cash.

LOANS

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. At September 30, 2014, outstanding loans (plus deferred loan fees of $79,553) totaled $229,673,109 which equaled 69.75% of total deposits and 60.99% of total assets. Substantially all loans were to borrowers located in our market area of Charleston, Dorchester and Berkeley counties of South Carolina.

The quality of our loan portfolio is contingent upon our risk selection and underwriting practices. All new credit (except for mortgage loans in the process of being sold to investors and loans secured by properly margined negotiable securities traded on an established market or other cash collateral) with over $200,000 in exposure is summarized by our Credit Department and reviewed by the Loan Committee on a monthly basis. The Board of Directors review credits over $500,000 monthly with annual credit analyses conducted on these borrowers upon the receipt of updated financial information. Prior to any extension of credit, every loan request goes through sound credit underwriting. The Credit Department conducts detailed cash flow analysis on each proposal using the most current financial information. Relevant trends and ratios are evaluated.

The breakdown of total loans by type and the respective percentage of total loans are as follows:

	September 30,		December 31,
	2014	2013	2013
Commercial loans	$48,720,596	58,079,200	$53,303,569
Commercial real estate:
Commercial real estate construction	1,529,534	1,534,898	1,516,545
Commercial real estate other	115,161,359	106,043,842	104,740,578
Consumer:
Consumer real estate	59,226,017	54,578,304	54,669,359
Consumer other	5,035,603	4,374,838	4,090,253
	229,673,109	224,611,082	218,320,304
Allowance for loan losses	(3,385,676)	(3,386,647)	(3,292,277)
Loans, net	$226,287,433	221,224,435	$215,028,027

Percentage of Loans	September 30,		December 31,
	2014	2013	2013
Commercial loans	21.21%	25.86%	24.41%
Commercial real estate construction	.67%	.68%	.70%
Commercial real estate other	50.14%	47.21%	47.98%
Consumer real estate	25.79%	24.30%	25.04%
Consumer other	2.19%	1.95%	1.87%

Total	100.00%	100.00%	100.00%

INVESTMENT SECURITIES AVAILABLE FOR SALE

We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. We believe that maintaining our securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on investments at September 30, 2014 was 2.15% compared to 2.23% at September 30, 2013 and 2.20% at December 31, 2013. The amortized cost of the investments available for sale at September 30, 2014, September 30, 2013 and December 31, 2013 and percentage of each category to total investments are as follows:

	INVESTMENT PORTFOLIO
	September 30, 2014	September 30, 2013	December 31, 2013
US Treasury Notes	$29,922,266	$6,133,594	$15,832,401
Government-Sponsored
Enterprises	42,163,057	31,073,567	43,635,038
Municipal Securities	34,642,666	33,583,014	35,180,782
	$106,727,989	$70,790,175	$94,648,221

US Treasury Notes	28.04%	8.66%	16.73%
Government-Sponsored
Enterprises	39.50%	43.90%	46.10%
Municipal Securities	32.46%	47.44%	37.17%
	100.00%	100.00%	100.00%

All investment securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at September 30, 2014 and 2013, respectively, and December 31, 2013. The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis. (See “non-interest income” for discussion on the sale of investment securities.)

The amortized cost and fair value of investment securities available for sale are summarized as follows as of September 30, 2014 and December 31, 2013:

	SEPTEMBER 30, 2014
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$30,128,210	$—	$205,944	$29,922,266
Government-Sponsored Enterprises	42,253,600	97,832	188,375	42,163,057
Municipal Securities	32,684,805	1,991,311	33,450	34,642,666

Total	$105,066,615	$2,089,143	$427,769	$106,727,989

	DECEMBER 31, 2013
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$15,841,901	$58,429	$67,929	$15,832,401
Government-Sponsored Enterprises	43,582,119	363,981	311,062	43,635,038
Municipal Securities	33,706,898	1,599,638	125,754	35,180,782

Total	$93,130,918	$2,022,048	$504,745	$94,648,221

The amortized cost and fair value of investment securities available for sale at September 30, 2014, and December 31, 2013, by contractual maturity are as follows:

September 30, 2014
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$8,334,532	$8,403,026
Due in one year to five years	48,966,821	49,409,438
Due in five years to ten years	39,928,145	40,821,790
Due in ten years and over	7,837,117	8,093,735

Total	$105,066,615	$106,727,989

December 31, 2013
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$11,048,145	$11,147,251
Due in one year to five years	39,310,800	39,914,350
Due in five years to ten years	31,907,109	32,503,090
Due in ten years and over	10,864,864	11,083,530

Total	$93,130,918	$94,648,221

The fair value of investment securities available for sale with unrealized losses at September 30, 2014, and December 31, 2013, are as follows:

SEPTEMBER 30, 2014
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$29,922,266	$205,944	$—	$—	$29,922,266	$205,944
Government-Sponsored Enterprises	15,215,586	102,373	7,429,704	86,002	22,645,290	188,375
Municipal Securities	947,358	12,682	1,548,279	20,768	2,495,637	33,450
Total	$46,085,210	$320,999	$8,977,983	$106,770	$55,063,193	$427,769

DECEMBER 31, 2013
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$9,713,619	$67,929	$—	$—	$9,713,619	$67,929
Government-Sponsored Enterprises	20,027,016	311,062	—	—	20,027,016	311,062
Municipal Securities	2,496,742	125,652	401,624	102	2,898,366	125,754
Total	$32,237,377	$504,643	$401,624	$102	$32,639,001	$504,745

At September 30, 2014, we had eleven US Treasury Notes with an unrealized loss of $205,944, six Agency Notes with an unrealized loss of $188,375 and three Municipal Securities with an unrealized loss of $33,450. At December 31, 2013 we had three US Treasury Notes with an unrealized loss of $67,929, five Agency Notes with an unrealized loss of $311,062 and six Municipal Securities with an unrealized loss of $125,754. The unrealized losses on investments were caused by interest rate increase. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Therefore, these investments are not considered other-than-temporarily impaired. We have the ability to hold these investments until market price recovery or maturity.

Due to the increase in deposits we were able to invest our excess cash in securities to improve our earnings yield.

DEPOSITS

Deposits remain our primary source of funding for loans and investments. Average interest bearing deposits provided funding for 62.84% of average earning assets for the nine months ended September 30, 2014, and 66.07% for the twelve months ended December 31, 2013. There is strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in our primary service area. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	September 30,		December 31,
	2014	2013	2013
Non-interest bearing demand	$109,354,662	$84,183,274	$90,574,330
Interest bearing demand	76,901,044	80,272,644	78,576,851
Money market accounts	52,443,674	52,805,022	47,190,365
Certificates of deposit $100,000 and over	49,837,083	46,304,844	52,516,487
Other time deposits	16,152,991	15,514,359	15,730,187
Other savings deposits	24,585,981	19,420,454	20,654,435

Total Deposits	$329,275,435	$298,500,597	$305,242,655

Percentage of Deposits	September 30,		December 31,
	2014	2013	2013
Non-interest bearing demand	33.21%	28.20%	29.67%
Interest bearing demand	23.35%	26.89%	25.74%
Money market accounts	15.93%	17.69%	15.46%
Certificates of deposit $100,000 and over	15.13%	15.51%	17.21%
Other time deposits	4.91%	5.20%	5.15%
Other savings deposits	7.47%	6.51%	6.77%

Total Deposits	100.00%	100.00%	100.00%

Deposits increased 10.31% or $30,774,839 from September 30, 2013 to September 30, 2014 and increased 7.87% or $24,032,780 from December 31, 2013 to September 30, 2014.

SHORT-TERM BORROWINGS

Short term borrowings are summarized as follows:

	September 30, 2014	December 31, 2013
Securities sold under agreement to repurchase	$9,680,244	$—
Total	$9,680,244	$—

Securities sold under agreements to repurchase with customers mature on demand. These borrowings were collateralized by US Treasury Notes with an amortized cost of $9,831,195 and a fair value of $9,768,485 at September 30, 2014. The agreements to repurchase had a weighted average interest rate of .025% at September 30, 2014. The average amount of outstanding agreements to repurchase was $6,507,162 during the nine months ended September 30, 2014. The securities underlying the repurchase agreements were held in safekeeping by an authorized broker. At the maturity date of this agreement the securities will be returned to our account.

At September 30, 2014 and December 31, 2013, we had no outstanding federal funds purchased with the option to borrow up to $19,000,000 on short term lines of credit. In March 2012, we established a $6 million REPO Line with Raymond James. There have been no borrowings under this agreement. We also established a Borrower-In-Custody arrangement with the Federal Reserve as a secondary source of liquidity. This arrangement permits us to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement we could borrow up to $70 million and $69 million at September 30, 2014 and December 31, 2013, respectively. There have been no borrowings under this arrangement.

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

Net income increased $77,536 or 7.27% to $1,141,713, or basic and diluted earnings per share of $.26 and $.25, respectively, for the three months ended September 30, 2014, from $1,064,177, or basic and diluted earnings per share of $.24 and $.24, respectively, for the three months ended September 30, 2013. Our return on average assets and average equity for the three months ended September 30, 2014 were 1.23% and 11.52%, respectively, compared with 1.28% and 12.20%, respectively, for the three months ended September 30, 2013.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $204,594 or 6.58% to $3,315,612 for the three months ended September 30, 2014 from $3,111,018 for the three months ended September 30, 2013. The increase in net interest income was primarily due to an increase in interest and dividends from investment securities. Average investments increased $29,654,660 or 41.68% for the three months ended September 30, 2014 from the three months ended September 30, 2013, with a yield of 2.11%. We saw a small improvement in loan demand demonstrated by the increase in average loans by $6,257,857 to $234,063,853 for the three months ended September 30, 2014 from $227,805,996 for the three months ended September 30, 2013. The yield on average loans decreased from 4.90% for the three months ended September 30, 2013 to 4.86% for the three months ended September 30, 2014. The increase in average investment securities and average loans, contributed to the increase in total average interest bearing assets of $37,950,654 or 11.80% to $359,677,137 for the three months ended September 30, 2014. Our average interest bearing deposits increased $15,203,154 or 7.37% to $221,393,220 for the three months ended September 30, 2014 from $206,190,066 for the three months ended September 30, 2013. This increase was primarily due to larger balances in existing customer accounts as well as the opening of new accounts. The yield on these deposits remained relatively unchanged from .21% for the three months ended September 30, 2013 to .19% for the three months ended September 30, 2014.

Allowance for Loan Losses

The allowance for loan losses represents our estimate of probable losses inherent in our loan portfolio. The adequacy of the allowance for loan losses (the “allowance”) is reviewed monthly by the Loan Committee and on a quarterly basis by the Board of Directors. For purposes of this analysis, adequacy is defined as a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented. To remain Generally Accepted Accounting Principles (“GAAP”) compliant the methodology employed for this analysis has been modified over the years to reflect the economic environment. This allowance is reviewed on a monthly basis by Credit Personnel (who have no lending authority nor complete the allowance). In addition, the allowance is validated on a periodic basis by the Company’s Risk Manager. The revised methodology is based on a Reserve Model that is comprised of the three components listed below:

1)	Specific Reserve analysis for impaired loans based on Financial Accounting Standards Board (FASB) “receivables” topic ASC 310-10-35.
2)	General reserve analysis applying historical loss rates based on FASB “contingencies” topic ASC 450-20.
3)	Qualitative or environmental factors.

Loans are reviewed for impairment on a quarterly basis if any of the following criteria are met:

1)	Any loan on non-accrual
2)	Any loan that is a troubled debt restructuring
3)	Any loan over 60 days past due
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

A general reserve analysis is performed on all loans, excluding impaired loans. This analysis includes a pool of loans that are reviewed for impairment but are not found to be impaired. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a five year period. The five year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. The five year historical loss percentage was .17% at September 30, 2014. A three year historical loss ratio was used at September 30, 2013 resulting in a historical loss percentage of .19%. In the second quarter of 2014, we moved from a three year historical loss ratio to a five year historical loss ratio to better reflect the economic cycle.

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

Although significantly under the threshold of 100% of capital (currently approximately $36 million), the number of over-margined real estate loans currently totals approximately $16.1 million or approximately 7.00% of our loan portfolio at September 30, 2014 compared to $20.1 million or approximately 9.09% of the loan portfolio at September 30, 2013.

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

The quality of our loan portfolio is contingent upon our risk selection and underwriting practices. Every credit with over $200,000 in exposure is summarized by our Credit Department and reviewed by the Loan Committee on a monthly basis. The Board of Directors reviews credits over $500,000 monthly with annual credit analyses conducted on these borrowers upon the receipt of updated financial information. Prior to any extension of credit, every significant commercial loan goes through sound credit underwriting. The Credit Department conducts a detailed cash flow on each proposal using the most current financial information.

We have over 350 years of lending experience among twelve members of our lending staff. In addition to the lending staff, we have an Advisory Board for each office comprised of business and community leaders from the specific office market area. An additional Advisory Board was created during the year ended December 31, 2012, to support our business efforts in the North Charleston area of South Carolina. The Bank recently announced its intention to open an office in North Charleston, South Carolina on Highway 78 and Ingleside Boulevard in late 2015, or early 2016. We meet with these advisory boards quarterly to discuss the trends and conditions in each respective market. We are aware of the many challenges currently facing the banking industry. As other banks look to increase earnings in the short term, we will continue to emphasize the need to maintain safe and sound lending practices and core deposit growth.

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

As of September 30, 2014, there were only four Standard Industrial Code groups that comprised more than 2% of our total outstanding loans. The four groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, and legal services.

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

Risk includes a function of time during which the borrower’s financial condition may change; therefore, keeping financial information up to date is important to us. Our policy requires all new loans (with a credit exposure of $10,000 or more), regardless of the customer’s history with us, to have updated financial information. In addition, we monitor appraisals closely as real estate values continue to fluctuate.

Based on our allowance for loan loss model, we recorded a provision for loan loss of $12,500 for the three months ended September 30, 2014 compared to $25,000 for the three months ended September 30, 2013. At September 30, 2014 the five year average loss ratios were: .158% Commercial, .600% Consumer, ..360% 1-4 Residential, .000% Real Estate Construction and .088% Real Estate Mortgage. The five year historical loss ratio used at September 30, 2014 was .17% compared to a three year historical loss ratio of .19% at September 30, 2013. During the second quarter of 2014, we moved from a three year historical loss ratio to a five year historical loss ratio to better reflect the economic cycle.

During the three months ended September 30, 2014, charge-offs of $18,838 and recoveries of $12,206 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $3,385,676 or 1.47% of total loans at September 30, 2014, compared to charge-offs of $24,980 and recoveries of $26,712 resulting in an allowance for loan losses of $3,386,647 or 1.51% of total loans at September 30, 2013.

We had impaired loans totaling $7,896,246 as of September 30, 2014 compared to $7,440,997 at September 30, 2013. Impaired loans include non-accrual loans with balances at September 30, 2014, and 2013, of $756,471 and $1,571,566, respectively. We had two restructured loans (“TDR”) at September 30, 2014 and five restructured loans at September 30, 2013. According to GAAP, we are required to account for certain loan modifications or restructuring as a troubled debt restructuring, when appropriate. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. At September 30, 2014 the two restructured loans had an aggregate balance of $473,119 compared to the five restructured loans with an aggregate balance of $1,442,377 at September 30, 2013. During the nine months ended September 30, 2014 a loan receivable with a current balance of $496,090, was removed from a TDR status. The borrower consistently paid as agreed and made substantial reductions to principal. Refinance guidance ASC 310-20-35-9 allows for a loan to be removed from the TDR status if the terms of the loan reflect current market rates. Although we have removed the TDR status from this loan, it will remain classified as an impaired loan and will continue to be recorded, evaluated and disclosed as such. In addition, one loan receivable with a balance of $106,194 at December 31, 2013, was paid off during the nine months ended September 30, 2014. We do not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and we deem it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of 6 to 9 months, they are reviewed individually to determine if they should be returned to accrual status. There was one loan over 90 days past due still accruing interest at September 30, 2014 and no loans over 90 days past due still accruing interest at September 30, 2013. Total loans past due greater than 30 days decreased $1,758,923 from $3,616,499 at September 30, 2013 to $1,875,576 at September 30, 2014. This decrease was due to the payoff of two loans totaling $1.87 million.

One loan receivable previously reported with a non-accrual status, in the amount of $54,959, was returned to accrual status during the nine months ended September 30, 2014. The borrower has made payments consistently for the past nine months and has had a documented change in income and employment. All principal and interest is current and repayment of the remaining contractual principal and interest is expected. In addition, two loan receivables in the amount of $557,416 were moved to OREO. One of these loan receivables valued at $35,473 was ultimately sold at a gain of $2,382 during the three months ended September 30, 2014.

Net charge-offs for the three months ended September 30, 2014, were $6,632 as compared to net recoveries of $1,732 for the three months ended September 30, 2013. Although uncertainty in the economic outlook still exists, we believe loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The following table represents the net charge-offs by loan type.

Net (Charge-Offs) Recovery
	September 30, 2014	September 30, 2013
Commercial Loans	$—	$20,070
Commercial Real Estate	(3,834)	5,849
Consumer Real Estate	—	—
Consumer Other	(2,798)	(24,187)
Net (Charge-Offs) Recovery	$(6,632)	$1,732

We had $778,399, in unallocated reserves at September 30, 2014 related to other inherent risk in the portfolio compared to unallocated reserves of $294,363 at September 30, 2013. We believe this amount is appropriate and properly supported through the environmental factors of our allowance for loan losses. We believe the allowance for loan losses at September 30, 2014, is adequate to cover estimated losses in our loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events which we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting our operating results.

The following table presents a breakdown of the allowance for loan losses as of September 30, 2014 and 2013, respectively.

	September 30, 2014		September 30, 2013
	Allowance by loan type	Percentage of loans to total loans	Allowance by loan type	Percentage of loans to total loans
Commercial Loans	1,089,395	23%	1,420,226	26%
Commercial Real Estate	901,755	49%	956,673	47%
Consumer Real Estate	531,497	26%	632,046	25%
Consumer Other	84,630	2%	83,339	2%
Unallocated	778,399	0%	294,363	0%
Total	3,385,676	100%	3,386,647	100%

The allowance is also subject to examination testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require us to adjust our allowance based on information available at the time of the examination.

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. No provision was recorded during the three months ended September 30, 2014 or the three months ended September 30, 2013, resulting in no change to the balance of $20,825.

Non-interest Income

Our non-interest income decreased $7,062 or 1.13% to $617,385 for the three months ended September 30, 2014, from $624,447 for the three months ended September 30, 2013. This decrease was primarily due to lower service charges collected on personal and business accounts as the result of higher average balances. Mortgage banking income increased $7,323 or 1.94% to $383,304 for the three months ended September 30, 2014 as compared to $375,981 for the three months ended September 30, 2013.

Non-interest Expense

Non-interest expense increased $79,740 or 3.69% to $2,241,978 for the three months ended September 30, 2014, from $2,162,238 for the three months ended September 30, 2013. This increase was primarily due to increases in salaries and employee benefits, an increase in occupancy expense and an increase in other operating expenses. Salaries and employee benefits increased $55,364 or 4.28% from $1,294,415 for the three months ended September 30, 2013 to $1,349,779 for the three months ended September 30, 2014, as a result of annual merit increases and an increase in the cost of providing medical insurance. Wages increased $50,832 to $1,066,424 for the three months ended September 30, 2014. The Compensation Committee of the Board of Directors recommended and the Board of Directors approved a $15,000 salary increase for Executive Officers for the year ending December 31, 2014. Other employees received annual merit increases. We also added two new positions that we did not have at September 31, 2013. The cost of providing insurance for employees increased $52,505 from $127,961 for the three months ended September 30, 2013 to $180,466 for the three months ended September 30, 2014.

Our net occupancy expense increased $7,774 to $369,201 for the three months ended September 30, 2014. This increase was primarily due to the increases in rent paid on our Summerville, Meeting Street and Mortgage Department locations. In addition, the rent paid for employee parking increased as per our contract, based on the current rates paid at the City of Charleston Parking Garages.

Other operating expenses increased $16,620 or 3.28% to $522,998 for the three months ended September 30, 2014. An increase in data processing fees of $11,692 was a result of changes made in our Visa debit card program and an annual increase of 1.2% in our monthly fees. We also had a $3,000 increase in professional fees.

Income Tax Expense

For the three months ended September 30, 2014, our effective tax rate was 31.98% compared to 31.26% for the three months ended September 30, 2013.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

Net income increased $100,382 or 3.23% to $3,207,438 for the nine months ended September 30, 2014 from $3,107,056. Basic and diluted earnings per share for the nine months ended September 30, 2014 were $.72 and $.70, respectively, compared to basic and diluted earnings per share of $.70 and $.70, respectively, for the nine months ended September 30, 2013. This increase is primarily due to an increase in interest and dividends earned on investment securities as well as gains recognized on the sale of investment securities available for sale.

Average earning assets increased 7.56% to $344,810,298 for the nine months ended September 30, 2014 from $320,580,468 for the nine months ended September 30, 2013. Average investments increased $32.0 million or 50.44% to $95,420,572 for the nine months ended September 30, 2014 from $63,426,118 for the nine months ended September 30, 2013. Average other interest bearing assets decreased $12.9 million or 41.29% for the nine months ended September 30, 2014. We decreased our deposits with the Federal Reserve and invested our excess cash in investment securities to improve our yield. Average loans increased $5.1 million or 2.54% for the nine months ended September 30, 2014.

Net Interest Income

Net interest income increased $410,950 or 4.46% to $9,633,707 for the nine months ended September 30, 2014 from $9,222,757 for the nine months ended September 30, 2013. This increase was primarily due to an increase in interest and dividends on investment securities of $452,848 or 42.59% to $1,516,239 for the nine months ended September 30, 2014 from $1,063,391 for the nine months ended September 30, 2013. Other interest income decreased $26,057 or 58.41% for the nine months ended September 30, 2014. Other interest income includes income from deposits in other banks as well as deposits with the Federal Reserve. We decreased our deposits held at the Federal Reserve and used the excess cash to purchase investment securities.

Allowance for Loan Losses

The contributions to the allowance for loan losses for the nine months ended September 30, 2014 were $62,500 compared to $195,000 for the nine months ended September 30, 2013. The Loan Committee determined that this reduction was appropriate based upon the allowance for loan losses model which reflects improved credit quality of our loan portfolio. During the period, we reduced the specific reserve from 100% to 62.5% for a borrower who has had a vast improvement in their financial condition. In addition, we had net recoveries of $30,899 for the nine months ended September 30, 2014 compared with net charge-offs of $241,197 for the nine months ended September 30, 2013. Charge-offs of $26,920, recoveries of $57,819, together with the contribution to the allowance, resulted in an allowance for loan losses of $3,385,676 or 1.47% of total loans at September 30, 2014.

Non-Interest Income

Non-interest income decreased $140,071 or 7.07% to $1,839,953 for the nine months ended September 30, 2014. Mortgage banking income is highly influenced by mortgage interest rates and the housing market. Our mortgage banking income decreased $338,773 or 27.05% to $913,646 for the nine months ended September 30, 2014 from $1,252,419 for the nine months ended September 30, 2013. This decrease was primarily due to fewer mortgage applications and lower production volume as interest rates and home prices increased. Offsetting this decrease was a $223,735 gain on the sale of investment securities realized during the period.

Non-Interest Expense

Our non-interest expense increased $244,743 to $6,735,416 for the nine months ended September 30, 2014 from $6,490,673 for the nine months ended September 30, 2013. A large component of non-interest expense is salaries and employee benefits. Salaries include payments to employees as well as employee insurance, including workers compensation, employee education and taxes. Salaries and employee benefits increased $146,297 or 3.79% to $4,008,738 for the nine months ended September 30, 2014 from $3,862,441 for the nine months ended September 30, 2013. This increase was primarily due to an increase in base wages, workers compensation and employee health insurance. Net occupancy expense also increased $72,091 for the nine months ended September 30, 2014 or 7.00% from $1,029,838 for the nine months ended September 30, 2013. This increase was primarily due to an increase in rent paid on our Summerville, Meeting Street and Mortgage Department locations and an increase in maintenance and repairs of $14,418 for the nine months ended September 30, 2014.

Income Tax Expense

For the nine months ended September 30, 2014, our effective tax rate was 31.40% compared to 31.22% during the nine months ended September 30, 2013.

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

Our off-balance sheet arrangements consist principally of commitments to extend credit described below. We estimate probable losses related to binding unfunded lending commitments and record a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At September 30, 2014 and 2013 the balance of this reserve was $20,825. At September 30, 2014 and 2013, we had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If deemed necessary, the amount of collateral obtained upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $59,283,544 and $60,638,792 at September 30, 2014 and 2013, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2014 and 2013 was $657,593 and $594,766, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $6,630,450 at September 30, 2014, to sell loans held for sale of $6,630,450 compared to forward sales commitments of $5,859,979 at September 30, 2013, to sell loans held for sale of $5,859,979. The fair value of these commitments was not significant at September 30, 2014 or 2013. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $9.7 million at September 30, 2014 and $21.8 million at September 30, 2013. For the nine months ended September 30, 2014 and September 30, 2013 there were no loans repurchased.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 38.61% and 32.47% of total assets at September 30, 2014 and 2013, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At September 30, 2014, we had unused short-term lines of credit totaling approximately $19 million (which can be withdrawn at the lender's option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale. In March 2012, we established a $6 million REPO Line with Raymond James (formerly Morgan Keegan). There have been no borrowings under this agreement. We also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At September 30, 2014 we could borrow up to $70.2 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our reliance on certificates of deposit greater than $100,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At September 30, 2014 and 2013, our liquidity ratio was 36.58% and 23.90%, respectively.

Capital Resources

Our capital needs have been met to date through the $10,600,000 in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options for a total shareholders’ equity at September 30, 2014, of $35,933,025. The rate of asset growth since our inception has not negatively impacted this capital base. The current risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off-balance sheet risk. The current guidelines established require a minimum risk-based capital ratio of 8% for bank holding companies and banks. The risk-based capital ratio at September 30, 2014 for the Bank was 14.81% and 14.29% at September 30, 2013. Our management does not know of any trends, events or uncertainties that may result in our capital resources materially increasing or decreasing.

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

Current quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. We believe, as of September 30, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At September 30, 2014 and 2013, the Company and Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that we believe would change the Company’s or the Bank’s category.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks. Under the final rules, minimum requirements will increase for our quantity and quality of the capital. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. The final rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity.

On July 9, 2013 the FDIC also approved, as an interim final rule, the regulatory capital requirements for US banks, following the actions of the Federal Reserve Bank. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

The phase-in-period for the final rules will begin on January 1, 2015, with full compliance with all of the final rule requirements phased in over a multi-year schedule. Management believes that as of September 30, 2014, the Company and the Bank would remain “well capitalized” under the new rules.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of September 30, 2014 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2014, based on the 1992 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. Based on this assessment, management believes that as of September 30, 2014, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In our opinion, there are no legal proceedings pending other than routine litigation incidental to our business involving amounts which are not material to our financial condition.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.

Page

(1)	Consolidated Balance Sheets	3
(2)	Consolidated Statements of Income	4-5
(3)	Consolidated Statements of Comprehensive Income	6
(4)	Consolidated Statements of Shareholders’ Equity	7
(5)	Consolidated Statements of Cash Flows	8
(6)	Notes to Consolidated Financial Statements	9-32

2.	Exhibits
	2.0	Plan of Reorganization (Filed with 1995 10-KSB)
	3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
	3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
	3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2012)
	4.0	2014 Proxy Statement (Filed with 2013 10-K)
	10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
	10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
	10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
	10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
	10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed With 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with June 30, 2013 10-Q)
	10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
	10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
	10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
	10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (filed with 2013
10-K)
	14.0	Code of Ethics (Filed with 2004 10-KSB)
	21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant's only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
	31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
	31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
	32.1	Certification pursuant to Section 1350
	32.2	Certification pursuant to Section 1350
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

November 7, 2014
	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer/
Executive Vice President

