Form 10-K
period 2014-12-31
BANK OF SOUTH CAROLINA CORP
filed 2015-03-09
CIK 1007273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Large accelerated file ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on June 30, 2014 was: $66,965,434

As of February 27, 2015, the Registrant has outstanding 4,461,388 shares of common stock.

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

The Bank operates as an independent, community oriented, commercial bank providing a broad range of financial services and products. We have four banking house locations: 256 Meeting Street, Charleston, SC, 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC and 2027 Sam Rittenberg Boulevard, Charleston, SC. We intend to open a banking office in North Charleston, SC on Highway 78 and Ingleside Boulevard in 2016.

References to “we,” “us,” “our,” “the Bank,” or “the Company” refer to the parent and its subsidiary, that are consolidated for financial purposes.

The Company (“BKSC”) is publicly traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”), and is under the reporting authority of the Securities and Exchange Commission (“SEC”). All of the our electronic filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on our website, www.banksc.com, through the “Investor Relations” link. Our filings are also available through the SEC’s web site at www.sec.gov or by calling 1-800-SEC-0330.

At December 31, 2014, we employed 78 people, with one individual considered part time, none of whom are subject to a collective bargaining agreement. We provide a variety of benefit programs including an Employee Stock Ownership Plan and Trust, health, life, disability and other insurance. We believe our relationship with our employees is excellent.

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

Direct competition for deposits and loans principally comes from local and national financial institutions as well as consumer and commercial finance companies, insurance companies, brokerage firms, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services, such as trust and international banking services, which we do not provide. We do however, provide a means for clearing international checks and drafts through a correspondent bank.

By emphasizing our exceptional service levels, and knowledge of local trends and conditions, we believe that we have developed an effective competitive advantage in our market area that includes Charleston, Berkeley and Dorchester counties of South Carolina.

Supervision and Regulation

We are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions and provide for general regulatory oversight of virtually all aspects of operations. The regulations are primarily intended to protect depositors, customers, and the integrity of the U.S. banking system and capital markets. The following information describes some of the more significant laws and regulations applicable to us. The description is qualified in its entirety by reference to the applicable laws and regulations. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and with the various bank regulatory agencies. Changes in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on our business operations and earnings.

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became effective. This law has broadly affected the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services industry, and will continue to significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank. Under the Dodd-Frank Act a broad range of new rules and regulations by various federal agencies have been implemented, and further rulemaking must be proposed and adopted which will take effect over several years. Although we have already experienced some decrease in revenue as a result of the rules implemented under the Dodd-Frank Act, the overall financial impact the Act will have on the Company, our customers, or the financial industry in general remains difficult to anticipate.

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

Standards for Safety and Soundness

The Federal Deposit Insurance Act requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to (1) internal controls, information systems and internal audit systems, (2) loan documentation, (3) credit underwriting, (4) interest rate risk exposure, and (5) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees, and benefits. The federal banking agencies have adopted regulations and “Interagency Guidelines Establishing Standards for Safety and Soundness” to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.

Regulatory Examination

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the Federal Deposit Insurance Corporation (“FDIC”), their federal regulatory agency, and state supervisor when applicable. The federal banking regulatory agencies prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

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

The Company’s headquarters is located at 256 Meeting Street in downtown Charleston, South Carolina. This site is also the location of the main office of its subsidiary, The Bank of South Carolina. In addition to the Meeting Street location, the Bank currently operates from three additional locations: 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mount Pleasant, SC, and 2027 Sam Rittenberg Boulevard, Charleston, South Carolina. The Bank’s mortgage department is located at 1071 Morrison Drive, Charleston, SC. On January 28, 2014, we signed a lease to open a banking office on Highway 78 and Ingleside Boulevard , North Charleston, South Carolina in 2016 (copy of the lease incorporated as Exhibit 10.8 in the 2013 10-K). The Company owns the 2027 Sam Rittenberg Boulevard location which also houses the Operations Department of the Bank. All other locations are leased. The owned location is not encumbered and all of the leases have renewal options. Each banking location is suitable and adequate for banking operations.

Item 3.	Legal Proceedings

In our opinion, there are no other legal proceedings pending other than routine litigation incidental to its business involving amounts which are not material to our financial condition.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

There were issued and outstanding 4,461,388 shares of the 12,000,000 authorized shares of common stock of the Company at the close of our fiscal year ended December 31, 2014. Our common stock is traded on The NASDAQ Capital Market under the trading symbol “BKSC”.

Information regarding the historical market prices of our common stock and dividends declared on that stock is shown below.

2014	High	Low	Dividends
Quarter ended March 31, 2014	$15.90	$14.62	$0.13
Quarter ended June 30, 2014	$15.52	$14.81	$0.13
Quarter ended September 30, 2014	$15.50	$14.65	$0.23
Quarter ended December 31, 2014	$15.26	$14.26	$0.13
2013
Quarter ended March 31, 2013	$12.46	$10.72	$0.12
Quarter ended June 30, 2013	$13.50	$12.00	$0.12
Quarter ended September 30, 2013	$14.30	$12.83	$0.13
Quarter ended December 31, 2013	$17.20	$14.04	$0.13
2012
Quarter ended March 31, 2012	$11.80	$10.10	$0.11
Quarter ended June 30, 2012	$12.00	$11.05	$0.11
Quarter ended September 30, 2012	$12.50	$11.10	$0.11
Quarter ended December 31, 2012	$12.00	$10.73	$0.12

As of February 27, 2015, there were approximately 1,400 shareholders of record with shares held by individuals and in nominee names. The market price for our common stock as of February 27, 2015, was $14.83.

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

At our December, 1995 Board Meeting, the Board of Directors authorized the repurchase of up to 128,108 shares of its common stock on the open market. At our October, 1999 Board meeting, the Board of Directors authorized the repurchase of up to 41,593 shares of its common stock on the open market and again at our September, 2001 Board meeting, the Board of Directors authorized the repurchase of up to 49,912 shares of its common stock on the open market. As of the date of this report, 219,451 shares have been repurchased by the Company with 162 shares remaining that are authorized to be repurchased. At the Annual Meeting April, 2007, the shareholders’ voted to increase the number of authorized shares from 6,000,000 to 12,000,000. As of February 27, 2015, there were 4,680,839 shares of common stock issued and 4,461,388 shares of common stock outstanding.

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement to provide retirement benefits to eligible employees of the Bank for long and faithful service. An amendment and restatement was made to the Employee Stock Ownership Plan effective January 1, 2007 and approved by the Board of Directors January 18, 2007. Periodically, the Internal Revenue Service (“IRS”) requires a restatement of a qualified retirement plan to ensure that the plan document includes provisions required by legislative and regulatory changes made since the last restatement. There have been no substantive changes to the plan, however, to comply with the IRS rules, the Board of Directors approved a restated plan, on January 26, 2012 (incorporated as Exhibit 10.5 in the 2011 10-K). The Plan was submitted to the IRS for approval and a determination letter was issued September 26, 2013, stating that the plan satisfies the requirements of Code Section 4975 (e) (7).

The Board of Directors of the Bank approved cash contributions of $280,000 to The Bank of South Carolina Employee Stock Ownership Plan for the fiscal years ended December 31, 2014 and December 31, 2013, respectively. The Board of Directors of the Bank approved a cash contribution of $285,000 for the fiscal year ended December 31, 2012. The contributions were made during the respective fiscal years.

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

A participant becomes vested in the Employee Stock Ownership Plan (“ESOP”) based upon the employee’s credited years of service. The vesting schedule is as follows:

•	1 Year of Service	0% Vested
•	2 Years of Service	25% Vested
•	3 Years of Service	50% Vested
•	4 Years of Service	75% Vested
•	5 Years of Service	100% Vested

The Bank is the Plan Administrator. David R. Schools, Fleetwood S. Hassell, Sheryl G. Sharry and Douglas H. Sass, currently serve as the Plan Administrative Committee and as Trustees for the Plan. The Plan currently owns 286,639 shares of common stock of Bank of South Carolina Corporation.

Item 6.	Selected Financial Data

Consolidated Financial Highlights

	2014	2013	2012	2011	2010
For December 31:
Net Income	$4,398,820	$4,076,924	$3,666,828	$3,189,318	$3,110,513
Selected Year End Balances:
Total Assets	367,225,802	340,893,703	325,410,646	334,028,769	280,521,267
Total Loans (1)	241,442,873	223,059,647	235,608,502	221,287,699	213,933,980
Investment Securities Available for Sale	113,994,112	94,648,221	58,514,216	59,552,160	39,379,613
Federal Funds Sold	—	—	—	—	19,018,104
Interest-bearing Deposits in Other Banks	5,680,613	16,080,721	25,903,960	47,504,282	715,231
Earning Assets	361,117,598	333,788,589	320,026,678	328,344,141	273,046,928
Deposits	322,419,027	305,242,655	291,073,843	301,127,515	250,436,975
Shareholders' Equity	36,759,982	34,739,143	33,930,442	31,993,869	28,718,882
Weighted Average Shares Outstanding-Diluted	4,576,065	4,461,953	4,445,738	4,439,887	4,416,065

For the Year:
Selected Average Balances:
Total Assets	358,774,284	332,092,490	317,438,538	308,509,718	266,061,304
Total Loans (1)	232,281,473	226,267,071	220,780,471	212,960,987	212,960,118
Investment Securities Available for Sale	99,488,314	67,484,036	57,982,652	52,289,136	37,410,074
Federal Funds Sold and Resale Agreements	—	—	—	7,578,169	6,845,910
Interest-bearing Deposits in Other Banks	19,588,597	31,524,293	32,386,509	27,800,598	825,108
Earning Assets	351,358,384	325,275,400	311,149,632	300,628,890	258,041,210
Deposits	319,131,466	296,482,622	283,365,379	276,859,602	233,712,645
Shareholders' Equity	36,283,441	34,800,116	33,415,008	30,429,970	28,606,139

Performance Ratios:
Return on Average Equity	12.12%	11.72%	10.97%	10.48%	10.87%
Return on Average Assets	1.23%	1.23%	1.16%	1.03%	1.27%
Average Equity to Average Assets	10.11%	10.48%	10.53%	9.86%	10.75%
Net Interest Margin	3.70%	3.79%	3.86%	3.83%	4.30%
Net Charge-offs to Average Loans	0.02%	0.15%	0.01%	0.13%	0.36%
Allowance for Loan Losses as a
Percentage of Total Loans (excluding mortgage loans to be sold)	1.42%	1.51%	1.58%	1.45%	1.41%

Per Share:
Basic Income	$0.99	$0.92	$0.82	$0.72	$0.70
Diluted Income	0.96	0.91	0.82	0.72	0.70
Year End Book Value	8.24	7.79	7.63	6.20	6.48
Cash Dividends Declared	0.62	0.50	0.45	0.42	0.40
Dividend Payout Ratio	62.88%	54.63%	54.56%	58.49%	54.27%

Full Time Employee Equivalents	77	77	76	76	72

(1)	Including mortgage loans to be sold

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

	For Years Ended
	December 31,
	2014	2013	2012	2011	2010
Operating Data:

Interest and fee income	$13,418,254	$12,751,792	$12,462,859	$12,277,604	$12,166,183
Interest expense	408,947	416,128	455,619	778,028	1,066,391
Net interest income	13,009,307	12,335,664	12,007,240	11,499,576	11,099,792
Provision for loan losses	82,500	207,500	350,000	480,000	670,000
Net interest income after provision for loan losses	12,926,807	12,128,164	11,657,240	11,019,576	10,429,792
Other income	2,581,083	2,496,417	2,345,463	1,777,957	2,063,697
Other expense	9,111,204	8,717,850	8,731,625	8,260,266	7,998,545
Income before income taxes	6,396,686	5,906,731	5,271,078	4,537,267	4,494,944
Income tax expense	1,997,866	1,829,807	1,604,250	1,347,949	1,384,431
Net income	$4,398,820	$4,076,924	$3,666,828	$3,189,318	$3,110,513
Basic income per share	$0.99	$0.92	$0.82	$0.72	$0.70
Diluted income per share	$0.96	$0.91	$0.82	$0.72	$0.70
Weighted average common shares basic	4,461,388	4,452,642	4,445,738	4,439,887	4,416,065
Weighted average common shares diluted	4,576,065	4,461,953	4,445,738	4,439,887	4,416,065
Dividends per common share	$0.62	$0.50	$0.45	$0.42	$0.40

	As of
	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:

Investment securities available for sale	$113,994,112	$94,648,221	$58,514,216	$59,552,160	$39,379,613
Total loans (1)	241,442,873	223,059,647	235,608,502	221,287,699	213,933,980
Allowance for loan losses	3,334,848	3,292,277	3,432,844	3,106,884	2,938,588
Total assets	367,225,802	340,893,703	325,410,646	334,028,769	280,521,267
Total deposits	322,419,027	305,242,655	291,073,843	301,127,515	250,436,975
Shareholders' equity	36,759,982	34,739,143	33,930,442	31,993,869	28,718,882

(1) Including Mortgage loans to be sold

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-K. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Actual results may differ materially from those anticipated in any forward-looking statements. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,”, “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the SEC”) and the following:

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

All forward-looking statements in this report are based on information available to us as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved. We will undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings with the SEC, in our press releases, and in oral and written statements, which are not statements of historical fact, constitute forward-looking statements.

OVERVIEW

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $367,225,802 in assets as of December 31, 2014 and net income of $1,191,382 and $4,398,820, respectively, for the three and twelve months ended December 31, 2014. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank, which operates principally in the Charleston, Dorchester, and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, attention to detail to foster long-standing relationships.

We derive most of our income from interest on loans and investments (interest-bearing assets). The primary source of funding for making these loans and investments is our interest and non-interest-bearing deposits. Consequently, one of the key measures of the our success is the amount of net interest income, or the difference between the income on its interest earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-bearing assets and the rate we pay on our interest-bearing liabilities.

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers. The reserve for credit losses consists of the allowance for loan and lease losses (the “allowance”). The allowance provides for probable and estimable losses inherent in our loan and lease portfolio. The Allowance is increased or decreased through the provisioning process. For a detailed discussion on the allowance for loan losses see “Allowance for Loan Losses”.

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of other income and other expenses are described in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position and operating results as of December 31, 2014 as compared to December 31, 2013 and December 31, 2013 as compared to December 31, 2012, and should be read in conjunction with the consolidated financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2014 TO DECEMBER 31, 2013

Net income increased $321,896 or 7.90% to $4,398,820, or basic and diluted income per share of $.99 and $.96, respectively, for the year ended December 31, 2014, from $4,076,924, or basic and diluted income per share of $.92 and $.91, respectively, for the year ended December 31, 2013. Our returns on average assets and average equity for the year ended December 31, 2014 were 1.23% and 12.12%, respectively, compared with 1.23% and 11.72%, respectively, for the year ended December 31, 2013.

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest-bearing liabilities relative to the amount of interest-bearing assets. Net interest income increased $673,643 or 5.46% to $13,009,307 for the year ended December 31, 2014 from $12,335,664 for the year ended December 31, 2013. The increase in net interest income was primarily due to an increase in interest and dividends from investment securities. Average investments increased $32,004,278 or 47.42% for the year ended December 31, 2014 from the year ended December 31, 2013, with a yield of 2.12%. We had an improvement in loan demand demonstrated by the increase in average loans of $6,014,402 to $232,281,473 for the year ended December 31, 2014 from $226,267,071 for the year ended December 31, 2013. The yield on average loans decreased from 4.94% for the year ended December 31, 2013 to 4.85% for the year ended December 31, 2014. The increase in average investment securities and average loans, contributed to the increase in total average interest-bearing assets of $26,082,984 or 8.02% to $351,358,384 for the year ended December 31, 2014. Our average interest-bearing deposits increased $7,303,042 or 3.48% to $217,411,425 for the year ended December 31, 2014 from $210,108,383 for the year ended December 31, 2013. This increase was primarily due to larger balances in existing customer accounts as well as the opening of new accounts. The yield on these deposits remained relatively unchanged from .20% for the year ended December, 2013 to .19% for the year ended December 31, 2014.

We believe the allowance for loan losses at December 31, 2014, is adequate to cover estimated losses in our loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events which we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting our operating results.

During 2014, the Company recorded net charge-offs of $39,929 as compared to net charge-offs of $348,067 in 2013. We believe the loss exposure in the portfolio is identified, reserved against and, closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

Impaired loans at December 31, 2014 totaled $7,051,127, a decrease of 1.20% over total impaired loans of $7,136,907 at December 31, 2013. Our impaired loans included non-accrual loans of $882,413 and two restructured loans (“TDR”) totaling $466,541 at December 31, 2014. At December 31, 2013, impaired loans included non-accrual loans of $1,575,441 and four TDR’s totaling $1,196,341. There were three loans over 90 days past due still accruing interest at December 31, 2014. This resulted from unusual circumstances with two customers that have had a long-term relationship with the bank. The customers are currently working to bring the loans current with improved cash flow in their respective businesses. There were no loans over 90 days past due still accruing interest at December 31, 2013. (For further discussion, see “Loans” in the notes to the consolidated financial statements).

Other income increased $84,666 or 3.39% to $2,581,083 for the year ended December 31, 2014. This increase was primarily due to a gain on the sale of investment securities of $312,577. Mortgage banking income is highly influenced by mortgage interest rates and the housing market. Our mortgage banking income decreased $206,650 or 13.58% to $1,315,020 for the year ended December 31, 2014 from $1,521,670 for the year ended December 31, 2013. This decrease was primarily due to fewer mortgage applications and lower production volume as interest rates and home prices increased on average in 2014 compared to 2013.

Our other expense increased $393,354 to $9,111,204 for the year ended December 31, 2014 from $8,717,850 for the year ended December 31, 2013. A large component of other expense is salaries and employee benefits. Salaries include payments to employees as well as employee insurance, including workers compensation, employee education and taxes. Salaries and employee benefits increased $275,231 or 5.30% to $5,466,446 for the year ended December 31, 2014 from $5,191,215 for the year ended December 31, 2013. This increase was primarily due to an increase in base wages, workers compensation insurance and employee health insurance. Net occupancy expense also increased $67,020 for the year ended December 31, 2014 or 4.76% from $1,406,680 for the year ended December 31, 2013. This increase was primarily due to an increase in rent paid on our Summerville, Meeting Street and Mortgage Department locations and an increase in depreciation expense on equipment of $11,410 for the year ended December 31, 2014.

For the year ended December 31, 2014, our effective tax rate was 31.23% compared to 30.98% during the year ended December 31, 2013.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2013 TO DECEMBER 31, 2012

Net income increased $410,096 or 11.18% to $4,076,924 or basic and diluted income per share of $.92 and $.91, respectively for the year ended December 31, 2013 from $3,666,828 or basic and diluted income per share of $.82 and $.82, respectively for the year ended December 31, 2012. Our return on average assets and average equity for the year ended December 31, 2013 were 1.23% and 11.72%, respectively, compared with 1.16% and 10.97%, respectively, for the year ended December 31, 2012.

Our higher income was primarily due to the following:

•	Interest and fees on loans increased $155,821 or 1.41% to $11,188,748. Outstanding loans increased $1,191,680 or 0.55% as a result of an improving market leading to an increase in loan demand. Average loans increased $5,486,600 with a yield of 4.94% for the year ended December 31, 2013, from $220,780,471 for the year ended December 31, 2012 and a yield of 5.00%.

•	Interest and dividends on investment securities increased $135,074 or 10.02% to $1,482,594 for the year ended December 31, 2013, from $1,347,520 in 2012. We were earning .25% on our funds deposited at the Federal Reserve. This low rate coupled with a rising yield curve gave us reason to invest our excess cash in investment securities. Average investments increased $9,501,384 to $67,484,036 with a yield of 2.20%

•	The provision for loan losses decreased $142,500 to $207,500 for the year ended December 31, 2013. This decrease was primarily due to improving credit quality and as well as the improvement in the underlying risk profile of our loan portfolio.

•	Mortgage banking income increased $143,782 for the twelve months ended December 31, 2013. Mortgage banking income was $1,521,670 in 2013, compared to $1,377,888 in 2012. This increase was due to obtaining better margins (discounts earned and service release premiums) selling loans on the secondary market. Our software’s pricing engine allowed a side by side comparison allowing us to execute the most profit on each loan sold. Mortgage discount points, a form of interest, increased $301,378 to $1,547,649 for the twelve months ended December 31, 2013.

•	Other operating expenses decreased $209,412 or 8.99% for the twelve months ended December 31, 2013. With the introduction of new banking products such as remote deposit capture, we were able to reduce the cost of our courier service by $58,605 for the twelve months ended December 31, 2013 compared to the same period in 2012. Data processing fees decreased $115,731 as a result of the renegotiation of our contract. Professional audit and legal fees were reduced by $45,500 and $55,823, respectively. We lowered our audit fees by hiring a Risk Management Officer who conducts our Sarbanes Oxley Act testing in-house. Legal fees were reduced as the result of fewer cases brought by the Company or those against the Company which required legal review. Offsetting these decreases was an increase of $73,980 in sundry losses from $6,102 in 2012 to $80,081 in 2013. This loss resulted from fraud by persons outside the Company. We believe that our internal controls have been designed to minimize losses. However, there are no assurances that a loss will not occur.

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measuring of the difference between interest income on earning assets less interest paid on interest-bearing liabilities relative to the amount of interest-bearing assets. Net interest income increased $328,424 to $12,335,664 for the year ended December 31, 2013, from $12,007,240 for the year ended December 31, 2012. Our average earning assets increased $14,125,768 in 2013 as compared to 2012. Average loans increased $5,486,600 with a yield of 4.94%, a decrease of 6 basis points. We made a decision to invest some of our excess cash in securities rather than leaving it at the Federal Reserve where it was earning .25%. Average investments increased $9,501,384 with a yield of 2.20%. Total yield on our average earnings assets decreased 9 basis points from 4.01% in 2012 to 3.92% in 2013. Our net interest margin decreased 7 basis points to 3.79% in 2013 from 3.86% in 2012.

Average interest-bearing deposits increased $4,536,053 to $210,108,383 in 2013, with a total yield of .20%, a decrease of 2 basis points from .22% at December 31, 2012. Our interest paid on deposits decreased $39,491 or 8.67% to $416,128 in 2013 compared to $455,619 in 2012. Rates paid on transaction accounts and savings accounts remained unchanged from 2012 to 2013. The rate paid on certificates of deposit decreased 11 basis points from .54% in 2012 to .43% for the year ended December 31, 2013.

The provision for loan losses reflects our judgment of the expense necessary to achieve the appropriate amount of the allowance. We maintain the allowance at levels adequate to cover our estimate of probable credit losses as of the balance sheet date presented. The allowance is determined through detailed analyses of our loan portfolio. The allowance is based on our loss experience and changes in the economic environment, as well as an ongoing assessment of our credit quality. We recorded a provision of $207,500 in 2013 and $350,000 in 2012. The lower provision recorded in 2013 was reflective of continued improvements in our credit quality metrics. For further discussion on the allowance, see “Allowance for Loan Losses.”

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

Impaired loans at December 31, 2013 totaled $7,136,907, a decrease of 37.93% over total impaired loans of $11,498,279 at December 31, 2012. Our impaired loans included non-accrual loans of $1,575,440 and four restructured loans (TDR) totaling $1,196,341 at December 31, 2013. Impaired loans include non-accrual loans of $3,993,816 and five restructured loans (TDR) totaling $1,618,278 at December 31, 2012. At December 31, 2012 there was one credit totaling $2,623,556 which was entirely secured by a first mortgage. This loan paid off in the second quarter of 2013. There were no loans over 90 days past due still accruing interest at December 31, 2013 or December 31, 2012.

Other income increased $150,954 or 6.44% to $2,496,417 in 2013. As previously stated, our mortgage banking income increased $143,782 or 10.44% due to obtaining better margins (discounts earned and SRP) selling loans on the secondary market. Our software’s pricing engine allowed a side by side comparison allowing us to execute the most profit on each loan. Although the economy in our market area is improving, we began to see a decrease in loan originations in the third and fourth quarters of 2013. This decrease comes as a result of increasing interest rates and the increase in home prices. We saw a clear shift from refinancing to home purchases in 2013.

Our other expense decreased $13,775 from $8,731,625 in 2012 to $8,717,850 in 2013. Salaries and employee benefits increased $145,802 in 2013 as a result of annual merit increases and the addition of a mortgage loan originator and a Risk Management Officer. In addition, health insurance increased $50,693 and workers compensation insurance expense increased $19,111. The increase in health insurance expense can be attributed to the addition of two employees and a rate increase. Workers compensation increased as a result of an audit performed by the insurance company on the Company’s 2012 insurance coverage. As previously noted above, we saw a decrease in other operating expenses of $209,412. This decrease was primarily due to the decrease in courier service fees, data processing fees, and professional audit and legal fees. We offer a courier service to pick up our business customers’ deposits. We also offer remote deposit capture to our business customers. Many of our business customers opted to use remote deposit capture which allowed us to cut our courier expense by 36% from $159,943 for the year ended December 31, 2012 to $101,338 in 2013. Data processing fees decreased $115,731 as the result of the renegotiation of our contract. Professional audit and legal fees were reduced by $45,500 and $55,823, respectively. We lowered our audit fees by hiring a Risk Management Officer who conducts our Sarbanes Oxley Act testing in-house. Legal fees were reduced as the result of fewer cases brought against the Company requiring legal review. In 2012 we had two cases brought against the Company, one of which was heard by the South Carolina Supreme Court, resulting in higher legal fees in 2012 as compared to 2013. Offsetting the decreases in expenses described above was an increase of $73,979 in sundry losses from $6,102 in 2012 to $80,081 in 2013. This loss resulted from fraud by persons outside the Company. We believe that our internal controls have been designed to minimize losses; however, there are no assurances that a loss will not occur.

Income tax expense increased 14.06% to $1,829,807 at December 31, 2013 from $1,604,250 at December 31, 2012. The Company’s effective tax rate was approximately 30.98% for the year ended December 31, 2013 compared to 30.44% for the year ended December 31, 2012.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of principles generally accepted in the United States and with general practices within the banking industry in the preparation of our consolidated financial statements. Our significant accounting policies are set forth in the notes to the consolidated financial statements in this report.

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

We consider our policy regarding the allowance for loan losses to be our most subjective accounting policy due to the significant degree of judgment. We have developed what we believe to be appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to our loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers which were not known at the time of the issuance of the consolidated financial statements. For additional discussion concerning our allowance for loan losses and related matters, see “Allowance for loan losses”.

ASSET AND LIABILITY MANAGEMENT

We manage our assets and liabilities to ensure there is sufficient liquidity to enable management to fund deposit withdrawals, loan demand, capital expenditures, reserve requirements, operating expenses, dividends and to manage daily operations on an ongoing basis. Funds are primarily provided by the Bank through customer deposits, principal and interest payments on loans, mortgage loan sales, the sale or maturity of securities, temporary investments and earnings. The responsibility of managing asset and liability procedures is directed by the Asset and Liability Committee (“ALCO”) with the ultimate responsibility resting with the Chief Executive Officer. At year-end 2014, total assets were $367,225,802, an increase of 7.72% from year-end 2013; total deposits were $322,419,027, an increase of 5.63% from the end of the previous year.

At December 31, 2014, approximately 98.34% of our assets were earning assets composed of U.S. Treasury, Government Sponsored Enterprises and Municipal Securities in the amount of $113,994,112, interest-bearing deposits in other banks in the amount of $5,680,613 and total loans including mortgage loans held for sale in the amount of $241,442,873.

The yield on a majority of our earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company’s liabilities are issued with fixed terms and can be repriced only at maturity.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our risk is constituted primarily of interest rate risk in our lending and investing activities as they relate to their funding by deposit and borrowing activities.

Our policy is to minimize interest rate risk between interest-bearing assets and liabilities at various maturities and to attempt to maintain an asset sensitive position over a six-month period. By adhering to this policy, we anticipate that our net interest margins will not be materially affected unless there is an extraordinary precipitous change in interest rates. The average net interest rate spread for 2014 decreased to 3.63% from 3.72% for 2013 and the average net interest margin for 2014 decreased to 3.70% from 3.79% for 2013. At December 31, 2014, we were in a liability sensitive position over a six month time period compared to an asset sensitive position over the same time period at December 31, 2013. The reason for the shift in sensitivity is the direct result of management’s decision during 2014 to invest excess funds held at the Federal Reserve earning 0.25% into higher-yielding fixed rate investment securities that match our investment policy objectives. Management is aware of this temporary departure from policy and will continue to closely monitor our sensitivity position going forward.

Since the rates on most of our interest-bearing liabilities can vary on a daily basis, we continue to maintain a loan portfolio priced predominately on a variable rate basis. However, in an effort to protect future earnings in a declining rate environment, we offer certain fixed rates, interest rate floors, and terms primarily associated with real estate transactions. We seek stable, long-term deposit relationships to fund our loan portfolio. Furthermore, we do not have any brokered deposits or internet deposits.

At December 31, 2014, the average maturity of the investment portfolio was four years 7.85 months with an average yield of 2.12% compared to four years 2.64 months with an average yield of 2.20% at December 31, 2013. Although there is greater market risk with maturity extension, we feel that our core deposit base minimizes the need to sell securities, and the maturity extension of the investment portfolio improves the yield on the portfolio.

We do not take foreign exchange or commodity risks. In addition, we do not own mortgage-backed securities nor do we have any exposure to the sub-prime market or any other distressed debt instruments.

The following table summarizes our interest sensitivity position as of December 31, 2014:

	1 Day	Less Than 3 Months	3 Months to Less Than 6 Months	6 Months to Less Than 1 Year	1 Year to Less Than 5 Years	5 years or More	Total	Estimated Fair Value

Earning Assets (in 000’s)

Loans (1)	$150,797	$15,399	$12,676	$14,014	$48,018	$539	$241,443	$234,204
Investment securities (2)	—	4,405	3,749	170	43,302	60,395	112,021	113,994
Short term investments	5,681	—	—	—	—	—	5,681	5,681
Total	$156,478	$19,804	$16,425	$14,184	$91,320	$60,934	$359,145	$353,879

Interest-bearing Liabilities (in 000's)

CD's and other time deposits 100,000 and over	$—	$16,828	$15,637	$12,145	$1,231	$—	$45,841	$45,853
CD's and other time deposits under 100,000	88	4,642	4,742	5,388	1,120	—	15,980	15,985
Money market and interest bearing demand accounts	126,848	—	—	—	—	—	126,848	126,848
Savings	26,678	—	—	—	—	—	26,678	26,678
Securities sold under agreement to repurchase	6,981	—	—	—	—	—	6,981	6,981
Total	$160,595	$21,470	$20,379	$17,533	$2,351	$—	$222,328	$222,345

Net	$(4,117)	$(1,666)	$(3,954)	$(3,349)	$88,969	$60,934	$136,817	$131,534
Cumulative		$(5,783)	$(9,737)	$(13,086)	$75,883	$136,817

(1)	Including mortgage loans to be sold and deferred fees.

(2)	At amortized cost

LIQUIDITY

Historically, we have maintained our liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets.

The following table summarizes future contractual obligations as of December 31, 2014:

	Payment Due by Period
	Total	Less than 1 Year	1-5 Years	After 5 Years
Contractual Obligations (in 000's)
Time deposits	$61,821	$59,470	$2,351	$—
Operating leases	8,972	609	2,450	5,913
Total contractual cash obligations	$70,793	$60,079	$4,801	$5,913

We manage our assets and liabilities to ensure that there is sufficient liquidity to enable us to fund deposit withdrawals, loan demand, capital expenditures, reserve requirements, operating expenses, dividends and to manage daily operations on an ongoing basis. Funds are primarily provided by the Bank through customer deposits, principal and interest payments on loans, mortgage loan sales, the sale or maturity of securities, temporary investments and earnings.

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 35.86% and 35.65% of total assets at December 31, 2014 and 2013, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At December 31, 2014, we had unused short-term lines of credit totaling approximately $13 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale. In March 2012, we established a $6 million REPO Line with Raymond James (formerly Morgan Keegan). There have been no borrowings under this agreement. We also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At December 31, 2014, we could borrow up to $71 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our reliance on certificates of deposit greater than $100,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At December 31, 2014 and 2013, our liquidity ratio was 29.72% and 25.22%, respectively.

Composition of Average Assets

	2014	2013	2012	2011	2010
Loans (1)	$232,281,473	$226,267,071	$220,780,471	$212,960,987	$212,960,118
Investment securities available for sale	99,488,314	67,484,036	57,982,652	52,289,136	37,410,074
Federal funds sold and other investments	19,588,597	31,524,293	32,386,509	35,378,767	7,671,018
Non-earning assets	7,415,900	6,817,090	6,288,906	7,880,828	8,020,094

Total average assets	$358,774,284	$332,092,490	$317,438,538	$308,509,718	$266,061,304

(1)	Including mortgage loans to be sold and deferred fees.

Average earning assets increased by $26,082,984 from 2013 to 2014. This increase was primarily due to a $6,014,402 increase in average loans and a $32,004,278 increase in average available for sale securities, offset by a $11,935,696 decrease in average Federal funds sold and other investments. We have seen an increase in loan demand primarily due to our business development efforts coupled with an improving economy. Meanwhile, with the continued low rates coupled with a rising yield curve, we have invested our excess cash into U.S. Treasury Securities and Federal Agency Securities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates:

	2014 vs. 2013			2013 vs. 2012			2012 vs. 2011
	Volume	Rate	Net Dollar Change (1)	Volume	Rate	Net Dollar Change (1)	Volume	Rate	Net Dollar Change (1)
Loans (2)	$294,070	$(219,770)	$74,300	$272,159	$(116,338)	$155,821	$394,189	$(248,971)	$145,218
Investment securities available for sale	679,162	(56,281)	622,881	211,761	(76,687)	135,074	136,421	(98,644)	37,777
Other short-term investments	(30,304)	(415)	(30,719)	(2,200)	238	(1,962)	5,275	(3,015)	2,260
Interest Income	$942,928	$(276,466)	$666,462	$481,720	$(192,787)	$288,933	$535,885	$(350,630)	$185,255

Interest-bearing transaction accounts	$(203)	$68	$(135)	$(2,491)	$(962)	$(3,453)	$(11,366)	$(35,318)	$(46,684)
Savings	4,584	107	4,691	2,734	52	2,786	4,631	(3,598)	1,033
Time deposits	15,375	(27,793)	(12,418)	24,359	(63,183)	(38,824)	(38,143)	(238,615)	(276,758)
Securities sold under agreement to repurchase	681	—	681	—	—	—	—	—	—
Interest expense	$20,437	$(27,618)	$(7,181)	$24,602	$(64,093)	$(39,491)	$(44,878)	$(277,531)	$(322,409)

Increase in net interest income			$673,643			$328,424			$507,664

(1)	Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.
(2)	Including mortgage loans to be sold.

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

	2014			2013			2012
		Interest	Average		Interest	Average		Interest	Average
	Average	Paid/	Yield/	Average	Paid/	Yield/	Average	Paid/	Yield/
	Balance	Earned	Rate (1)	Balance	Earned	Rate (1)	Balance	Earned	Rate (1)

Interest-Earning Assets
Loans (2)	$232,281,473	11,263,048	4.85%	$226,267,071	11,188,748	4.94%	$220,780,471	11,032,927	5.00%

Investment securities available for sale	99,488,314	2,105,475	2.12%	67,484,036	1,482,594	2.20%	57,982,652	1,347,520	2.32%
Other short-term investments	19,588,597	49,731	0.25%	31,524,293	80,450	0.26%	32,386,509	82,412	0.25%
Total earning assets	$351,358,384	13,418,254	3.82%	$325,275,400	12,751,792	3.92%	$311,149,632	12,462,859	4.01%

Interest-Bearing Liabilities:
Interest-bearing transaction accounts	$128,932,314	125,247	0.10%	$129,141,564	125,382	0.10%	$131,701,874	128,835	0.10%
Savings	23,189,946	27,709	0.12%	19,353,286	23,018	0.12%	17,054,154	20,232	0.12%
Time deposits	65,289,165	255,310	0.39%	61,613,533	267,728	0.43%	56,816,302	306,552	0.54%
Securities sold under agreement to repurchase	2,426,044	681	0.03%	—	—	0.00%	—	—	0.00%
Total interest-bearing liabilities	$219,837,469	408,947	0.19%	$210,108,383	416,128	0.20%	$205,572,330	455,619	0.22%
Net interest spread			3.63%			3.72%			3.78%
Net interest margin			3.70%			3.79%			3.86%
Net interest income		$13,009,307			$12,335,664			$12,007,240

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis.
(2)	Average loan balances include non-accrual loans and mortgage loans to be sold.

INVESTMENT PORTFOLIO

The following is a schedule of our investment portfolio as of December 31, 2014, 2013, and 2012:

	DECEMBER 31, 2014
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$29,162,412	$105,627	$19,758	$29,248,281
Government-Sponsored Enterprises	50,194,951	95,961	148,263	50,142,649
Municipal Securities	32,663,698	1,973,743	34,259	34,603,182

Total	$112,021,061	$2,175,331	$202,280	$113,994,112

	DECEMBER 31, 2013
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$15,841,901	$58,429	$67,929	$15,832,401
Government-Sponsored Enterprises	43,582,119	363,981	311,062	43,635,038
Municipal Securities	33,706,898	1,599,638	125,754	35,180,782

Total	$93,130,918	$2,022,048	$504,745	$94,648,221

	DECEMBER 31, 2012
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$6,097,750	$116,000	$—	$6,213,750
Government-Sponsored Enterprises	17,822,858	521,174	—	18,344,032
Municipal Securities	31,101,401	2,858,625	3,592	33,956,434

Total	$55,022,009	$3,495,799	$3,592	$58,514,216

Our investment portfolio had a weighted average yield of 2.12%, 2.20%, and 2.32% for the years ended December 31, 2014, 2013, and 2012, respectively.

At December 31, 2014 we had two US Treasury Notes with an unrealized loss of $19,758, seven Agency Notes with an unrealized loss of $148,263 and three Municipal Securities with an unrealized loss of $34,259, compared to three US Treasury Notes with an unrealized loss of $67,929, five Agency Notes with an unrealized loss of $311,062, and six Municipal Securities with an unrealized loss of $125,754, at December 31, 2013, and one Municipal Security with an unrealized loss of $3,592 at December 31, 2012. The unrealized losses on these investments were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Therefore, these investments are not considered other-than-temporarily impaired. We have the ability to hold these investments until market price recovery or maturity.

Due to the increase in deposits we were able to invest such excess cash in investment securities to improve our earnings yield.

The primary purpose of the investment portfolio is to fund loan demand, to help manage fluctuations in deposits and liquidity, to satisfy pledging requirements and, at the same time, to generate a favorable return on investment. In doing these things, our main objective is to adhere to sound investment practices. To that end, all purchases and sales of investment securities are made through reputable securities dealers that have been approved by the Board of Directors, who also review the entire investment portfolio at each regular monthly meeting. In addition, we report to the Board on a monthly basis any purchases, sales, calls, and maturities during the previous month. Furthermore, a financial underwriting review of all municipal securities and their corresponding municipalities is conducted annually by Credit Personnel and reviewed by management.

LOAN PORTFOLIO COMPOSITION

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. At December 31, 2014, outstanding loans (plus deferred loan fees of $89,441) totaled $234,117,792, which equaled 72.61% of total deposits and 63.75% of total assets. Substantially all loans were to borrowers located in our market area of Charleston, Dorchester and Berkeley counties of South Carolina.

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

The following is a schedule of our loan portfolio, excluding both mortgage loans to be sold and deferred loan fees, as of December 31, 2014, as compared to the prior four years:

	Book Value (in 000’s) As of December 31,
Type	2014	2013	2012	2011	2010
Commercial and industrial loans	$49,643	$53,183	$54,959	55,836	$52,216
Real estate loans	179,238	160,819	157,525	152,665	149,710
Loans to individuals for household, family and other personal expenditures	4,989	4,029	4,365	4,928	5,868
All other loans (including overdrafts)	158	223	159	221	214
Total Loans (excluding unearned income)	$234,028	$218,254	$217,008	213,650	$208,008

We had no foreign loans or loans to fund leveraged buyouts (“LBO’s”) at any time during the years ended December 31, 2010 through December 31, 2014.

The following table presents the contractual terms to maturity for loans outstanding at December 31, 2014. Demand loans, loans having no stated schedule of repayment or stated maturity, and overdrafts are reported as due in one year or less. The table does not include an estimate of prepayments, which can significantly affect the average life of loans and may cause our actual principal experience to differ from that shown.

	SELECTED LOAN MATURITY (IN 000’S) AT DECEMBER 31, 2014
	One year or less	Over one but less than five years	Over five years	Total

Type
Commercial and industrial loans	$26,436	$22,461	$746	$49,643
Real estate loans	52,335	83,806	43,097	179,238
Loans to individuals for household, family and other personal expenditures	2,285	2,571	133	4,989
All other loans (including overdrafts)	58	—	100	158
Total Loans (excluding unearned income)	$81,114	$108,838	$44,076	$234,028

IMPAIRED LOANS

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans placed on non-accrual status are classified as impaired. However, not all impaired loans are on non-accrual status nor do they all represent a loss.

Impairment loss is measured by:

a.	The present value of the future cash flow discounted at the loan’s effective interest rate, or, alternatively,
b.	The fair value of the collateral if the loan is collateral dependent.

The following is a schedule of our impaired loans (non-accrual loans included) and non-accrual loans.

		Impaired Loans
		At December 31,
2014	2013	2012	2011	2010
$7,051,127	$7,136,907	$11,498,279	$7,417,892	$3,559,528
	Non-Accrual Loans
	At December 31,
2014	2013	2012	2011	2010
$882,413	$1,575,440	$3,993,816	$923,671	$945,328

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

We had two TDR’s at December 31, 2014 that totaled $466,541, four TDR’s in the amount of $1,196,341 at December 31, 2013, five TDR’s in the amount of $1,618,278 at December 31, 2012, two TDR’s in the amount of $491,153 at December 31, 2011, and one TDR at December 31, 2010 of $153,015. During the year ended December 31, 2014 a loan receivable with a balance of $496,090, was removed from TDR status. The borrower consistently paid as agreed and made substantial reductions to principal. Refinance guidance Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 310-20-35-9 allows for a loan to be removed from TDR status if the terms of the loan reflect current market rates and the loan has been performing under modified terms for an extended period of time or under certain circumstances. Although we have removed the TDR status from this loan, it will remain classified as an impaired loan and will continue to be recorded, evaluated and disclosed as such. In addition, one loan receivable with a balance of $106,194 at December 31, 2013, was paid off during the year ended December 31, 2014.

We do not know of any potential problem loans which will not meet their contractual obligations that are not otherwise discussed herein.

OTHER REAL ESTATE OWNED

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until it is sold. When the property is acquired, it is recorded at the lesser of fair value of the property less estimated selling costs or the total loan balance. It is in our best interest to determine the fair market value by engaging an independent appraisal within 30 days of property being acquired into OREO. We can’t hold the property for a period of more than five years unless we have prior approval from the Commissioner of Banking of the State Board of Financial Institutions. The Bank will pay property taxes along with insurance expenses until the property is sold. OREO at December 31, 2014 consisted of one loan in the amount of $521,943. One loan receivable valued at $35,473 was moved to OREO during the year ended December 31, 2014, and ultimately sold at a gain of $2,382. We had no OREO during the years ended December 31, 2011 thru December 31, 2013. OREO at December 31, 2010 was $659,492. This property was sold during the year ended December 31, 2011 for a loss of $63,273.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents our estimate of probable losses inherent in our loan portfolio. The adequacy of the allowance for loan losses (the “allowance”) is reviewed monthly by the Loan Committee and on a quarterly basis by the Board of Directors. For purposes of this analysis, adequacy is defined as a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented. To remain GAAP compliant, the methodology employed for this analysis has been modified over the years to reflect the economic environment. This allowance is reviewed on a monthly basis by Credit Personnel (who have no lending authority nor complete the allowance). In addition, the allowance is validated on a periodic basis by an independent party. The methodology is based on a Reserve Model that is comprised of the three components listed below:

1)	Specific reserve analysis for impaired loans based on Financial Accounting Standards Board (“FASB”) “receivables” topic ASC 310-10-35.
2)	General reserve analysis applying historical loss rates based on FASB “contingencies” topic ASC 450-20.
3)	Qualitative or environmental factors.

Loans are reviewed for impairment on a quarterly basis if any of the following criteria are met:

1)	Any loan on non-accrual
2)	Any loan that is a troubled debt restructuring
3)	Any loan over 60 days past due
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

A general reserve analysis is performed on all loans, excluding impaired loans. This analysis includes a pool of loans that are reviewed for impairment but are not found to be impaired. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a five-year period. The five-year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. The five-year historical loss percentage was .172% at December 31, 2014. We used a three-year historical loss ratio at December 31, 2013, resulting in a historical loss percentage of .147%. In the second quarter of 2014, we moved from a three-year historical ratio to a five-year historical loss ratio to better reflect the economic cycle.

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

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans and overmargined real estate lending. We are satisfied with the stability of the past due and non-performing loans and believe there has been no decline in the quality of our loan portfolio due to any trend in delinquent or adversely classified loans. Sizable unsecured principal balances on a non-amortizing basis are monitored. Although the vast majority of our real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to our ability to realize on the collateral. Accordingly, we closely monitor loan to value ratios. The maximum collateral advance rate is 80% on all real estate transactions, with the exception of raw land at 65% and land development at 70%.

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

Although significantly under the threshold of 100% of capital (currently approximately $37 million), the number of overmargined real estate loans currently totals approximately $15,667,454 or approximately 6.49% of our loan portfolio at December 31, 2014 compared to $20,415,979 or approximately 9.15% of the loan portfolio at December 31, 2013.

A credit rating matrix is used to rate all extensions of credit and to provide a more specified picture of the risk each loan poses to the quality of the loan portfolio. There are eight possible ratings used to determine the quality of each loan based on the following characteristics: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance, and the borrower’s leverage position. The matrix is designed to meet our standards and expectations of loan quality. One hundred percent of our loans are graded.

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

We have over 350 years of lending experience among our lending staff. In addition to the lending staff, we have an Advisory Board for each office comprised of business and community leaders from the specific office market area. An additional Advisory Board was created during the year ended December 31, 2012, to support our business efforts in the North Charleston area of South Carolina. The Bank recently announced its intention to open an office in North Charleston, South Carolina on Highway 78 and Ingleside Boulevard. As noted previously, we have signed a lease with an anticipated opening in 2016. We meet with these advisory boards quarterly to discuss the trends and conditions in each respective market. We are aware of the many challenges currently facing the banking industry. As other banks look to increase earnings in the short term, we will continue to emphasize the need to maintain safe and sound lending practices and core deposit growth.

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

As of December 31, 2014, there were only four Standard Industrial Code groups that comprised more than 2% of our total outstanding loans. The four groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, and legal services.

We are located along the coast and on an earthquake fault, increasing the chances that a natural disaster may impact us and our borrowers. We have a Disaster Recovery Plan in place; however, the amount of time it would take for our customers to return to normal operations is unknown. Our plan is reviewed and tested annually.

Loan and credit administration risk includes collateral documentation, insurance risk and maintaining financial information risk.

The majority of our loan portfolio is collateralized with a variety of our borrowers’ assets. The execution and monitoring of the documentation to properly secure the loan is the responsibility of our lenders and Loan Department. We require insurance coverage naming us as the mortgagee or loss payee. Although insurance risk is also considered collateral documentation risk, the actual coverage, amounts of coverage and increased deductibles are important to management. Recent legislation passed by Congress addresses the need for reform to the National Flood Insurance Program. This legislation, known as the Biggert Waters Flood Insurance Reform and Modernization Act of 2012, has resulted in significant unintended consequences causing dramatic increases in the cost of flood insurance coverage and its potential unaffordability. However, on March 14, 2014 the President signed the 2014 Homeowner Flood Insurance Affordability Act. This new law allows most properties to retain their subsidized premiums. Annual rate increases are also limited to 18% per year and the grandfather plan has been reinstated. In addition, the new law requires the Federal Management Agency (“FEMA”) to refund policy holders who overpaid for premiums under the Biggert Waters Flood Insurance Reform and Modernization Act of 2012.

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

Based on our allowance for loan loss model, we recorded a provision for loan loss of $82,500 for the year ended December 31, 2014 compared to $207,500 for the year ended December 31, 2013. At December 31, 2014 the five-year average loss ratios were: .157% Commercial, .622% Consumer, .359% 1-4 Residential, ..000% Real Estate Construction and .088% Real Estate Mortgage. The five-year historical loss ratio used at December 31, 2014 was ..172% compared to a three year historical loss ratio of .147% at December 31, 2013. During the second quarter of 2014, we moved from a three-year historical loss ratio to better reflect the economic cycle.

During the year ended December 31, 2014, charge-offs of $113,030 and recoveries of $73,101 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $3,334,848 or 1.38% of total loans at December 31, 2014, compared to charge-offs of $391,401 and recoveries of $43,334 resulting in an allowance for loan losses of $3,292,277 or 1.48% of total loans at December 31, 2013.

We had impaired loans totaling $7,051,127 as of December 31, 2014 compared to $7,136,907 at December 31, 2013. Impaired loans include non-accrual loans with balances at December 31, 2014, and 2013, of $882,413 and $1,575,440, respectively and TDR’s with balances at December 31, 2014 and 2013 of $466,541 and $1,196,341, respectively. We had two restructured loans at December 31, 2014 and four restructured loans at December 31, 2013. According to GAAP, we are required to account for certain loan modifications or restructuring as a troubled debt restructuring, when appropriate. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. During the year ended December 31, 2014, a loan receivable with a balance of $596,125 at December 31, 2013, was removed from a TDR status. The borrower consistently paid as agreed and made substantial reductions to principal. Refinance guidance ASC 310-20-35-9 allows for a loan to be removed from the TDR status if the terms of the loan reflect current market rates. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Although we have removed the TDR status from this loan, it will remain classified as an impaired loan and will continue to be recorded, evaluated and disclosed as such. The balance of this loan was $494,933 at December 31, 2014. In addition, another loan receivable classified as a TDR with a balance of $106,194 at December 31, 2013, was paid off during the year ended December 31, 2014. We do not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and we deem it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six to nine months, they are reviewed individually to determine if they should be returned to accrual status. There were three loans over 90 days past due still accruing interest at December 31, 2014. This resulted from unusual circumstances with two customers that have had a long-term relationship with the bank. The customers are currently working to bring the loans current with improved cash flow in their respective businesses. There were no loans over 90 days past due still accruing interest at December 31, 2013.

One loan receivable reported with a non-accrual status, in the amount of $61,959 at December 31, 2013, was returned to accrual status during the year ended December 31, 2014. The borrower had a documented change in income and employment. In addition, the customer made payments consistently, reducing their past due status to less than 30 days for a period of over 6 months. All principal and interest are current and repayment of the remaining contractual principal and interest is expected. The balance of this loan was $48,959 at December 31, 2014. One loan receivable was placed on non-accrual during the year ended December 31, 2014. The current balance of this loan at December 31, 2014, was $204,414. In addition, two loan receivables in the amount of $557,416 were moved to OREO. One of these loan receivables valued at $35,473 was ultimately sold at a gain of $2,382 during the year ended December 31, 2014.

Net charge-offs for the year ended December 31, 2014, were $39,929 as compared to net charge-offs of $348,067 for the year ended December 31, 2013. Although uncertainty in the economic outlook still exists, we believe loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The following table represents the net charge-offs by loan type.

Net Charge-Offs
	December 31, 2014	December 31, 2013
Commercial loans	$(83,042)	$(222,595)
Commercial real estate	30,166	15,348
Consumer real estate	—	—
Consumer other	12,947	(140,820)
Total	$(39,929)	$(348,067)

We believe the allowance for loan losses at December 31, 2014, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events which we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting our operating results.

The following tables present a breakdown of the allowance for loan losses as of December 31, 2014 and 2013, respectively.

	December 31, 2014		December 31, 2013
	Allowance by loan type	Percentage of loans to total loans	Allowance by loan type	Percentage of loans to total loans
Commercial Loans	$1,211,130	21%	$1,448,804	24%
Commercial Real Estate	1,112,387	50%	1,064,363	49%
Consumer real estate	906,255	27%	694,950	25%
Consumer other	105,076	2%	84,160	2%
Total	$3,334,848	100%	$3,292,277	100%

The allowance is also subject to examination testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require us to adjust its allowance based on information available to them at the time of their examination.

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. No provision was recorded during the year ended December 31, 2014 or the year ended December 31, 2013, resulting in no change to the balance of $20,825.

DEPOSITS

			3 Months	6 Months	1 Year
		Less	to Less	to Less	to Less
		Than 3	Than 6	Than 1	Than 5	5 years
(in 000’s)	1 Day	Months	Months	Year	Years	or More	Total

CD's and other time deposits 100,000 and over	$—	$16,828	$15,637	$12,145	$1,231	$—	$45,841
CD's and other time deposits under 100,000	$88	$4,642	$4,742	$5,388	$1,120	$—	$15,980

Certificates of Deposit $100,000 and over decreased $6,674,620 or 12.71% for the year ended December 31, 2014, from $52,516,487 at December 31, 2013. This decrease was primarily due to the maturity of four Certificates of Deposit with an aggregate balance of $7.5 million. The funds were withdrawn to be used for personal and business expenses by the customers.

We fund growth through core deposits and do not rely on Brokered Deposits or Internet Deposits as a source to do so.

SHORT-TERM BORROWINGS

At December 31, 2014, we had no outstanding federal funds purchased with the option to borrow $13,000,000 on short term lines of credit. In March 2012, we established a $6 million REPO line with Raymond James (formerly Morgan Keegan). There have been no borrowings under this arrangement. We also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At December 31, 2014, we could borrow up to $71 million. There have been no borrowings under this arrangement.

Securities sold under agreements to repurchase with customers mature on demand. These borrowings were collateralized by US Treasury Notes with an amortized cost of $8,502,891 and a fair value of $8,553,484 at December 31, 2014. The agreements to repurchase had a weighted average interest rate of .025% at December 31, 2014. The average amount of outstanding agreements to repurchase was $2,426,044 during the twelve months ended December 31, 2014. The securities underlying the repurchase agreement were held in safekeeping by an authorized broker. At the maturity date of this agreement, the securities will be returned to our account.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. We use such transactions for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customer requests for funding.

Our off-balance sheet arrangements consist principally of commitments to extend credit described below. We estimate probable losses related to binding unfunded lending commitments and record a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At December 31, 2014 and 2013, the balance of this reserve was $20,825. At December 31, 2014 and 2013, we had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If deemed necessary, the amount of collateral obtained upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $62,597,548 and $64,830,461 at December 31, 2014 and 2013, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2014 and 2013 was $577,943 and $557,593, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $7,325,081 at December 31, 2014, to sell loans held for sale of $7,325,081, compared to forward sales commitments of $4,739,343 at December 31,2013, to sell loans held for sale of $4,739,343. The fair value of these commitments was not significant at December 31, 2014 or 2013. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $7.4 million at December 31, 2014 and $16.3 million at December 31, 2013. For the twelve months ended December 31, 2014 and December 31, 2013, there were no loans repurchased.

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

CAPITAL RESOURCES

Our capital needs have been met to date through the $10,600,000 in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase a total shareholders’ equity at December 31, 2014, of $36,759,982. The rate of asset growth since our inception has not negatively impacted this capital base. The current risk-based capital guidelines for financial institutions are designed to highlight differences in risk profiles among financial institutions and to account for off-balance sheet risk. The current guidelines established require a minimum risk-based capital ratio of 8% for bank holding companies and banks. The risk-based capital ratio at December 31, 2014 for the Bank was 14.88% and 14.57% at December 31, 2013. We do not know of any trends, events or uncertainties that may result in our capital resources materially increasing or decreasing.

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

Current quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. We believe, as of December 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2014 and 2013, the Company and Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that we believe would change the Company’s or the Bank’s category.

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

On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for US banks, following the actions of the Federal Reserve Bank. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

The phase-in-period for the final rules began on January 1, 2015, with full compliance with all of the final rule requirements phased in over a multi-year schedule. We believe that as of December 31, 2014, the Company and the Bank would remain “well capitalized” under the new rules.

Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2014.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See the Market Risk section in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 of this report.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bank of South Carolina Corporation and Subsidiary
Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Charleston, South Carolina

March 6, 2015

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
	DECEMBER 31,
	2014	2013
ASSETS
Cash and due from banks	$4,698,435	$6,043,375
Interest-bearing deposits in other banks	5,680,613	16,080,721
Investment securities available for sale (amortized cost of $112,021,061 and $93,130,918 in 2014 and 2013, respectively)	113,994,112	94,648,221
Mortgage loans to be sold	7,325,081	4,739,343
Loans	234,117,792	218,320,304
Less: Allowance for loan losses	(3,334,848)	(3,292,277)
Net loans	230,782,944	215,028,027
Premises, equipment and leasehold improvements, net	2,352,423	2,454,861
Other real estate owned	521,943	—
Accrued interest receivable	1,290.380	1,182,272
Other assets	579,871	716,883

Total assets	$367,225,802	$340,893,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest-bearing demand	107,072,271	90,574,330
Interest-bearing demand	79,397,647	78,576,851
Money market accounts	47,450,210	47,190,365
Certificates of deposit $100,000 and over	45,841,867	52,516,487
Other time deposits	15,979,468	15,730,187
Other savings deposits	26,677,564	20,654,435
Total deposits	322,419,027	305,242,655

Short-term borrowings	6,980,681	—
Accrued interest payable and other liabilities	1,066,112	911,905
Total liabilities	330,465,820	306,154,560
Commitments and contingencies Notes 1 and 8
Shareholders’ equity
Common stock-no par 12,000,000 shares authorized; Issued 4,680,839 shares at December 31, 2014 and 4,678,399 at December 31, 2013; Shares outstanding 4,461,388 at December 31, 2014 and 4,458,888 at December 31, 2013	—	—
Additional paid in capital	28,779,108	28,678,150
Retained earnings	8,640,291	7,007,532
Treasury stock: 219,451 shares at December 31, 2014 and 2013	(1,902,439)	(1,902,439)
Accumulated other comprehensive income, net of income taxes	1,243,022	955,900
Total shareholders’ equity	36,759,982	34,739,143

Total liabilities and shareholders’ equity	$367,225,802	$340,893,703

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Interest and fee income
Interest and fees on loans	$11,263,048	$11,188,748	$11,032,927
Interest and dividends on investment securities	2,105,475	1,482,594	1,347,520
Other interest income	49,731	80,450	82,412
Total interest and fee income	13,418,254	12,751,792	12,462,859

Interest expense
Interest on deposits	408,266	416,128	455,619
Interest on short-term borrowings	681	—	—
Total interest expense	408,947	416,128	455,619

Net interest income	13,009,307	12,335,664	12,007,240
Provision for loan losses	82,500	207,500	350,000
Net interest income after provision for loan losses	12,926,807	12,128,164	11,657,240

Other income
Service charges, fees and commissions	921,638	943,627	926,050
Mortgage banking income	1,315,020	1,521,670	1,377,888
Other non-interest income	29,466	31,120	41,525
Gain on other real estate owned	2,382	—	—
Gain on sale of securities	312,577	—	—
Total other income	2,581,083	2,496,417	2,345,463

Other expense
Salaries and employee benefits	5,466,446	5,191,215	5,045,413
Net occupancy expense	1,473,700	1,406,680	1,356,845
Other operating expenses	2,171,058	2,119,955	2,329,367
Total other expenses	9,111,204	8,717,850	8,731,625

Income before income tax expense	6,396,686	5,906,731	5,271,078
Income tax expense	1,997,866	1,829,807	1,604,250

Net income	$4,398,820	$4,076,924	$3,666,828

Weighted average shares outstanding
Basic	4,461,388	4,452,642	4,445,738
Diluted	4,576,065	4,461,953	4,445,738

Basic income per common share	$0.99	$0.92	$0.82
Diluted income per common share	$0.96	$0.91	$0.82

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,
	2014	2013	2012
Net income	$4,398,820	$4,076,924	$3,666,828
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities (net of tax $168,627, $730,715 and $109,467, respectively)	484,045	(1,244,191)	186,390
Reclassification adjustment for gains included in income (net of tax $115,654)	(196,923)	—	—
Other comprehensive income (loss), net of tax	287,122	(1,244,191)	186,390
Total comprehensive income	$4,685,942	$2,832,733	$3,853,218

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2014, 2013, 2012
	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
December 31, 2011	$28,390,929	$3,491,678	$(1,902,439)	$2,013,701	$31,993,869
Net income	—	3,666,828	—	—	3,666,828
Other Comprehensive income	—	—	—	186,390	186,390
Exercise of Stock Options	11,094	—	—	—	11,094
Stock-based compensation expense	72,928	—	—	—	72,928
Cash dividends ($0.45 per common share)	—	(2,000,667)	—	—	(2,000,667)
December 31, 2012	28,474,951	5,157,839	(1,902,439)	2,200,091	33,930,442
Net income	—	4,076,924	—	—	4,076,924
Other Comprehensive income	—	—	—	(1,244,191)	(1,244,191)
Exercise of Stock Options	128,477	—	—	—	128,477
Stock-based compensation expense	74,722	—	—	—	74,722
Cash dividends ($0.50 per common share)	—	(2,227,231)	—	—	(2,227,231)
December 31, 2013	28,678,150	7,007,532	(1,902,439)	955,900	34,739,143
Net income	—	4,398,820	—	—	4,398,820
Other Comprehensive income	—	—	—	287,122	287,122
Exercise of Stock Options	26,050	—	—	—	26,050
Stock-based compensation expense	74,908	—	—	—	74,908
Cash dividends ($0.62 per common share)	—	(2,766,061)	—	—	(2,766,061)
December 31, 2014	$28,779,108	$8,640,291	$(1,902,439)	$1,243,022	$36,759,982

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEARS ENDED DECEMBER 31,
Cash flows from operating activities:	2014	2013	2012
Net income	$4,398,820	$4,076,924	$3,666,828
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	200,178	192,844	206,603
Gain on sale of securities	(312,577)	—	—
Gain on sale of other real estate	(2,382)	—	—
Provision for loan losses	82,500	207,500	350,000
Stock-based compensation expense	74,908	74,722	72,928
Deferred income taxes	134,478	59,829	(183,607)
Net amortization of unearned discounts on investment securities	303,036	516,746	390,543
Origination of mortgage loans held for sale	(71,767,800)	(81,762,793)	(108,699,648)
Proceeds from sale of mortgage loans held for sale	69,182,061	95,503,328	97,798,357
(Increase) decrease in accrued interest receivable and other assets	(274,201)	(36,138)	502,361
Increase (decrease) in accrued interest payable and other liabilities	153,882	(74,111)	(12,081)
Net cash provided (used) by operating activities	2,172,903	18,758,851	(5,907,716)
Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	1,920,000	2,325,000	3,745,000
Proceeds from sale of available for sale securities	37,159,363	—	—
Proceeds from sale of other real estate	37,855	—	—
Purchase of investment securities available for sale	(57,959,964)	(40,950,656)	(2,801,741)
Net increase in loans	(16,394,833)	(1,539,747)	(3,443,553)
Loss on disposal of fixed assets	—	—	1,628
Purchase of premises, equipment and leasehold improvements, net	(97,740)	(160,913)	(83,058)
Net cash used by investing activities	(35,335,319)	(40,326,316)	(2,581,724)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	17,176,372	14,168,812	(10,053,672)
Net increase in short-term borrowings	6,980,681	—	—
Dividends paid	(2,765,735)	(1,647,576)	(2,489,610)
Stock options exercised	26,050	128,477	11,094
Net cash provided (used) by financing activities	21,417,368	12,649,713	(12,532,188)
Net decrease in cash and cash equivalents	(11,745,048)	(8,917,752)	(21,021,628)
Cash and cash equivalents at beginning of year	22,124,096	31,041,848	52,063,476

Cash and cash equivalents at end of year	$10,379,048	$22,124,096	$31,041,848

Supplemental disclosure of cash flow data:

Cash paid during the year for:
Interest	$429,758	$410,598	$534,773
Income taxes	$1,819,000	$1,892,000	$1,717,751
Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain (loss) on securities available for sale, net of income taxes	$287,122	$(1,244,191)	$186,390
Change in dividends payable	$325	$579,655	$(488,944)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents:

Cash and cash equivalents include cash and noninterest-bearing deposits, and interest-earning deposits. All amounts are readily convertible to cash and have maturities of less than 90 days.

Investment Securities:

We classify investments into three categories as follows: (1) Held to Maturity - debt securities that we have the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity, (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings, and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for 2014 and 2013. We do not have any mortgage-backed securities nor have we ever invested in mortgage-backed securities.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. At December 31, 2014 and December 31, 2013, we had approximately $7.3 million and $4.7 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered and are included in mortgage banking income in the consolidated statements of income.

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

We account for impaired loans by requiring that all loans for which it is estimated that we will be unable to collect all amounts due according to the terms of the loan agreement be recorded at the loan’s fair value. Fair value may be determined based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral less cost to sell, if the loan is collateral dependent.

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

Concentration of Credit Risk:

Our primary market consists of the counties of Berkeley, Charleston and Dorchester, South Carolina. At December 31, 2014, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

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

Other Real Estate Owned:

Other real estate owned (“OREO”) is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral, or our estimation of the value of the collateral. Gains and losses on the sale of OREO and subsequent write-downs from periodic re-evaluation are charged to other operating income. We had one property valued at $521,943 classified as OREO at December 31, 2014. Another property valued at $35,473 classified as OREO was ultimately sold at a gain of $2,382 during the year ended December 31, 2014. At December 31, 2013, we did not have any.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. We believe that we had no uncertain tax positions for the year ended December 31, 2014 or for the year ended December 31, 2013.

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

Income Per Common Share:

Basic income per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock.

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

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial as of December 31, 2014 and 2013.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows:

Cash and cash equivalents include working cash funds, due from banks, interest-bearing deposits in other banks, items in process of collection and federal funds sold. To comply with Federal Reserve regulations, we are required to maintain certain average cash reserve balances. Our daily reserve requirement in 2014 and 2013 was satisfied by vault cash.

Recent Accounting Pronouncements:

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In January 2014, the Financial Accounting Standards Board (“FASB”) amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to OREO. In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments became effective for interim and annual reporting periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. We will apply the amendments prospectively using a modified retrospective approach. We do not expect these amendments to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for reporting periods beginning after December 15, 2016. We will apply the guidance using a modified retrospective approach. We do not expect these amendments to have a material effect on our consolidated financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments became effective for the Company for the first interim or annual period beginning after December 31, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We do not expect these amendments to have a material effect on our financial statements.

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within on year after the date that the financial statements are issued. The amendments will be effective for annual periods ending after December 31, 2016, and for annual and interim periods thereafter. We do not expect these amendments to have a material effect on our financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect these amendments to have a material effect on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

Reclassification

Certain reclassifications of accounts reported for previous periods have been made in these consolidated financial statements. Such reclassifications had no effect on shareholders’ equity or the net income as previously reported.

2.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	DECEMBER 31, 2014
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$29,162,412	$105,627	$19,758	$29,248,281
Government-Sponsored Enterprises	50,194,951	95,961	148,263	50,142,649
Municipal Securities	32,663,698	1,973,743	34,259	34,603,182

Total	$112,021,061	$2,175,331	$202,280	$113,994,112

	DECEMBER 31, 2013
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$15,841,901	$58,429	$67,929	$15,832,401
Government-Sponsored Enterprises	43,582,119	363,981	311,062	43,635,038
Municipal Securities	33,706,898	1,599,638	125,754	35,180,782

Total	$93,130,918	$2,022,048	$504,745	$94,648,221

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2014 and December 31, 2013, by contractual maturity are as follows:

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2014
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$8,324,400	$8,362,398
Due in one year to five years	43,301,670	43,851,426
Due in five years to ten years	52,566,597	53,671,067
Due in ten years and over	7,828,394	8,109,221

Total	$112,021,061	$113,994,112

	DECEMBER 31, 2013
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$11,048,145	$11,147,251
Due in one year to five years	39,310,800	39,914,350
Due in five years to ten years	31,907,109	32,503,090
Due in ten years and over	10,864,864	11,083,530

Total	$93,130,918	$94,648,221

During the year ended December 31, 2014, we realized a gain of $312,577 on the sale of ten investment securities with an aggregate amortized cost of $36,846,786. There were no securities sold during the year ended December 31, 2013.

Investment securities with an aggregate amortized cost of $48,268,706 and estimated fair value of $50,212,002 at December 31, 2014, were pledged to secure deposits and other balances, as required or permitted by law.

At December 31, 2014, we had two US Treasury Notes with an unrealized loss of $19,758, seven Agency Notes with an unrealized loss of $148,263, and three Municipal Securities with an unrealized loss of $34,259, compared to three US Treasury Notes with an unrealized loss of $67,929, five Agency Notes with an unrealized loss of $311,062, and six Municipal Securities with an unrealized loss of $125,754 at December 31, 2013. The unrealized losses on investments were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Therefore, these investments are not considered other-than-temporarily impaired. We have the ability to hold these investments until market price recovery or maturity. Gross unrealized losses and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and December 31, 2013 are as follows:

	DECEMBER 31, 2014
	Less than 12 months		12 months or longer		Total
Descriptions of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Notes	4,948,438	19,758			4,948,438	19,758
Government-Sponsored Enterprises	28,850,132	148,263			28,850,132	148,263
Municipal Securities	931,428	27,182	1,557,833	7,077	2,489,261	34,259
Total	34,729,998	195,203	1,557,833	7,077	36,287,831	202,280

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2013
	Less than 12 months		12 months or longer		Total
Descriptions of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Notes	9,713,619	67,929			9,713,619	67,929
Government-Sponsored Enterprises	20,027,016	311,062			20,027,016	311,062
Municipal Securities	2,496,742	125,652	401,624	102	2,898,366	125,754
Total	32,237,377	504,643	401,624	102	32,639,001	504,745

The following table reconciles the changes in Level 3 financial instruments for the year ended December 31, 2014 and 2013.

Level 3 Municipal Securities December 31,
	2014	2013
Beginning Balance	$1,525,337	$1,740,341
Total gains or (losses) (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	16,752	(55,004)
Purchases, issuances and settlements	(165,000)	(160,000)
Transfers in and/or out of level 3	—	—
Ending Balance	$1,377,089	$1,525,337

3.	LOANS

Major classifications of loans (including deferred fees of $89,441 and $66,289) are as follows:

	DECEMBER 31,
	2014	2013

Commercial loans	$49,899,577	$53,303,569
Commercial real estate:
Commercial real estate construction	1,511,702	1,516,545
Commercial real estate other	115,739,682	104,740,578
Consumer:
Consumer real estate	62,054,983	54,669,359
Consumer other	4,911,848	4,090,253
	234,117,792	218,320,304
Allowance for loan losses	(3,334,848)	(3,292,277)

Loans, net	$230,782,944	$215,028,027

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Changes in the Allowance for Loan Losses are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2014	2013	2012

Balance at beginning of year	$3,292,277	$3,432,844	$3,106,884
Provision for loan losses	82,500	207,500	350,000
Charge offs	(113,030)	(391,401)	(172,288)
Recoveries	73,101	43,334	148,248
Balance at end of year	$3,334,848	$3,292,277	$3,432,844

We had impaired loans totaling $7,051,127 as of December 31, 2014 compared to $7,136,907 at December 31, 2013. Impaired loans include non-accrual loans with balances at December 31, 2014, and 2013, of $882,413 and $1,575,440, respectively, and TDR’s with balances at December 31, 2014 and 2013 of $466,541 and $1,196,341, respectively. One loan receivable reported with a non-accrual status in the amount of $61,959 at December 31, 2013, was returned to accrual status during the year ended December 31, 2014. The borrower had a documented change in income and employment. In addition, the customer made payments consistently, reducing their past due status to less than 30 days for a period of over 6 months. All principal and interest are current and repayment of the remaining contractual principal and interest is expected. The balance of this loan was $48,959 at December 31, 2014. One loan receivable was placed on non-accrual status during the year ended December 31, 2014. The balance of this loan receivable was $204,414 at December 31, 2014. In addition, two loan receivables in the amount of $557,416 at December 31, 2013, were moved to Other Real Estate Owned (“OREO”) during the year ended December 31, 2014. One of these loan receivables valued at $35,473 was ultimately sold at a gain of $2,382 during the year ended December 31, 2014.

We had two restructured loans at December 31, 2014, and four restructured loans at December 31, 2013. According to GAAP, we are required to account for certain loan modifications or restructuring as a TDR, when appropriate. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. At December 31, 2014 and 2013, troubled debt restructurings had an aggregate balance of $466,541 and $1,196,341, respectively. During the year ended December 31, 2014, a loan receivable with a balance of $596,125 at December 31, 2013, was removed from a TDR status. The borrower consistently paid as agreed and made substantial reductions to principal. Refinance guidance FASB ASC 310-20-35-9 allows for a loan to be removed from the TDR status if the terms of the loan reflect current market rates. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. Although we removed this loan receivable from a TDR status, it will remain classified as an impaired loan and will continue to be recorded, evaluated and disclosed as such. The balance of this loan was $494,933 at December 31, 2014. In addition, one loan receivable with a balance of $106,194 at December 31, 2013, was paid off during the year ended December 31, 2014. There were no additional loans identified as a TDR during the year ended December 31, 2014. In the past 12 months, no loan identified as a TDR defaulted.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and we deem it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six to nine months, they are reviewed individually to determine if they should be returned to accrual status.

There were three loans over 90 days past due and still accruing interest at December 31, 2014. This resulted from unusual circumstances with two customers that have had a long-term relationship with the bank. The customers are currently working to bring the loans current with improved cash flow in their respective businesses. There were no loans over 90 days past due still accruing interest at December 31, 2013.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the non-accrual loans as of December 31, 2014 and December 31, 2013.

Loans Receivable on Non-Accrual
December 31, 2014
Commercial	$—
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	882,413
Consumer:
Consumer - Real Estate	—
Consumer - Other	—
Total	$882,413

Loans Receivable on Non-Accrual
December 31, 2013
Commercial	$—
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	1,507,209
Consumer:	—
Consumer - Real Estate	68,231
Consumer - Other	—
Total	$1,575,440

The following is a schedule of our delinquent loans, excluding mortgage loans to be sold, as of December 31, 2014 and December 31, 2013.

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$557,608	2,474	—	560,082	49,339,495	49,899,577	—
Commercial Real Estate:
Commercial Real Estate - Construction	—	—	—	—	1,511,702	1,511,702	—
Commercial Real Estate - Other	229,607	589,705	1,665,673	2,484,985	113,254,697	115,739,682	1,274,119
Consumer:
Consumer Real Estate	—	—	—	—	62,054,983	62,054,983	—
Consumer - Other	17,468	—	—	17,468	4,894,380	4,911,848	—
Total	$804,683	592,179	1,665,673	3,062,535	231,055,257	234,117,792	1,274,119

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$230,848	78,200	—	309,048	52,994,521	53,303,569	—
Commercial Real Estate:
Commercial Real Estate - Construction	—	—	—	—	1,516,545	1,516,545	—
Commercial Real Estate - Other	689,859	226,314	754,168	1,670,341	103,070,237	104,740,578	—
Consumer:
Consumer Real Estate	—	—	—	—	54,669,359	54,669,359	—
Consumer - Other	24,399	—	—	24,399	4,065,854	4,090,253	—
Total	$945,106	304,514	754,168	2,003,788	216,316,516	218,320,304	—

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

As of December 31, 2014 and 2013, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans As of the Year Ended December 31, 2014
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Related Allowance
Commercial	$634,865	$634,865	$—
Commercial Real Estate	3,349,844	3,349,844	—
Consumer Real Estate	351,140	351,140	—
Consumer Other	—	—	—

Total	$4,335,849	$4,335,849	$—

With an allowance recorded:
Commercial	$1,157,560	$1,157,560	$784,561
Commercial Real Estate	846,008	846,008	209,189
Consumer Real Estate	672,163	672,163	250,590
Consumer Other	39,547	39,547	39,547

Total	$2,715,278	$2,715,278	$1,283,887
Grand Total	$7,051,127	$7,051,127	$1,283,887

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired and Restructured Loans As of the Year Ended December 31, 2014
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Related Allowance
Commercial	$471,080	$634,865	$—
Commercial Real Estate	2,213,271	2,213,271	—
Consumer Real Estate	200,399	200,399	—
Consumer Other	—	—	—

Total	$2,884,750	$2,884,750	$—

With an allowance recorded:
Commercial	$1,175,329	$1,175,329	$1,175,329
Commercial Real Estate	2,191,875	2,191,875	535,766
Consumer Real Estate	842,127	842,127	423,705
Consumer Other	42,826	42,826	42,826

Total	$4,252,157	$4,252,157	$2,177,626
Grand Total	$7,136,907	$7,136,907	$2,177,626

The following table presents by class, information related to the average recorded investments and interest income recognized on impaired loans for the year ended December 31, 2014 and 2013.

Impaired and Restructured Loans For the Year Ended
	December 31, 2014		December 31, 2013
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	647,135	18,129	424,733	36,465
Commercial Real Estate	3,515,431	177,416	2,427,681	152,529
Consumer Real Estate	351,550	12,877	200,339	9,079
Consumer-Other	—	—	—	—
Total	4,514,116	208,422	3,052,753	198,073

With an allowance recorded:
Commercial	1,222,383	56,432	1,213,799	58,955
Commercial Real Estate	790,998	29,218	2,083,729	78,453
Consumer Real Estate	688,922	34,154	866,800	32,633
Consumer Other	41,631	1,923	46,697	2,268

Total	2,743,934	121,727	4,211,025	172,309
Grand Total	7,258,050	330,149	7,263,778	370,382

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates credit risks by category and internally assigned grades at December 31, 2014 and December 31, 2013.

December 31, 2014
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer – Real Estate	Consumer – Other	Total
Pass	$45,154,058	$1,062,185	$108,568,274	$58,744,677	$4,512,912	$218,042,106
Watch	2,401,715	—	1,697,883	1,818,923	276,557	6,195,078
OAEM	551,380	449,517	1,378,436	467,482	82,832	2,929,647
Sub-Standard	1,792,424	—	4,095,089	1,023,901	39,547	6,950,961
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$49,899,577	$1,511,702	$115,739,682	$62,054,983	$4,911,848	$234,117,792

December 31, 2013
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer – Real Estate	Consumer – Other	Total
Pass	$48,383,912	$1,516,545	$95,942,918	$50,846,709	$3,703,400	$200,393,484
Watch	1,962,292	—	1,902,129	1,933,566	191,081	5,989,068
OAEM	546,938	—	2,234,023	654,076	76,097	3,511,134
Sub-Standard	2,410,427	—	4,661,508	1,235,008	119,675	8,426,618
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$53,303,569	$1,516,545	$104,740,578	$54,669,359	$4,090,253	$218,320,304

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category at December 31, 2014 and December 31, 2013. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,448,804	$1,064,363	$694,950	$84,160	$3,292,277
Charge-offs	(83,042)	(15,834)	—	(14,154)	(113,030)
Recoveries	—	46,000	—	27,101	73,101
Provisions	(154,632)	17,858	211,305	7,969	82,500
Ending Balance	1,211,130	1,112,387	906,255	105,076	3,334,848
Allowance for Loan Losses Ending Balances:
Individually evaluated for impairment	784,561	209,189	250,590	39,547	1,283,887
Collectively evaluated for impairment	426,569	903,198	655,665	65,529	2,050,961
Investment in Loans Ending Balance
Individually evaluated for impairment	1,792,425	4,195,852	1,023,303	39,547	7,051,127
Collectively evaluated for impairment	$48,107,152	$113,055,532	$61,031,680	$4,872,301	$227,066,665

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,576,002	$767,170	$977,859	$111,813	$3,432,844
Charge-offs	(245,599)	—	—	(145,802)	(391,401)
Recoveries	23,004	15,348	—	4,982	43,334
Provisions	95,397	281,845	(282,909)	113,167	207,500
Ending Balance	1,448,804	1,064,363	694,950	84,160	3,292,277
Allowance for Loan Losses Ending Balances:
Individually evaluated for impairment	1,175,329	535,766	423,705	42,826	2,177,626
Collectively evaluated for impairment	273,145	528,597	271,245	41,344	1,114,651
Investment in Loans Ending Balance
Individually evaluated for impairment	1,646,409	4,405,146	1,042,526	42,826	7,136,907
Collectively evaluated for impairment	$51,657,160	$101,851,977	$53,626,833	$4,047,427	$211,183,397

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $466,541 and $1,196,341 at December 31, 2014 and December 31, 2013, respectively, and are illustrated in the following table. The following restructured loans were renegotiated to interest only. All restructured loans were performing as agreed as of December 31, 2014 and 2013, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modification
As of December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	$—	$—
Commercial Real Estate	2	$466,541	$466,541
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate-Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—	$—
Commercial Real Estate	—	$—	$—
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate-Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—

Modification
As of December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	106,194	106,194
Commercial Real Estate	3	$1,090,147	$1,090,147
Commercial Real Estate Construction	—	—	—
Consumer Real Estate-Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—

Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—	$—
Commercial Real Estate	—	$—	$—
Commercial Real Estate Construction	—	$—	$—
Consumer Real Estate-Prime	—	$—	$—
Consumer Real Estate-Subprime	—	$—	$—
Consumer Other	—	$—	$—

We had one property valued at $521,943 classified as OREO at December 31, 2014. Another property valued at $35,473 classified as OREO during 2014, was ultimately sold at a gain of $2,382. At December 31, 2013, we did not have any OREO.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the other real estate owned at December 31, 2014 and December 31, 2013.

	December 31, 2014	December 31, 2013
Balance, beginning of year	$—	$—
Additions-foreclosure	557,416	—
Sales	35,473	—
Write-downs	—	—
Balance, end of year	$521,943	$—

4.	Premises, Equipment and Leasehold Improvements

Premises, equipment and leasehold improvements are summarized as follows:

	December 31,
	2014	2013
Bank buildings	$1,824,613	$1,824,613
Land	838,075	838,075
Leasehold purchase	30,000	30,000
Lease improvements	684,083	681,168
Construction in process	11,754	—
Equipment	2,940,401	2,857,330
	6,328,926	6,231,186
Accumulated depreciation	(3,976,503)	(3,776,325)

Total	$2,352,423	$2,454,861

Depreciation and amortization on our bank premises and equipment charged to operating expense totaled $200,178 in 2014, $192,844 in 2013, and $206,603 in 2012.

5.	DEPOSITS

At December 31, 2014, 2013, and 2012 certificates of deposit of $100,000 or more totaled approximately $45,841,867, $52,516,487, and $40,903,886, respectively. Interest expense on these deposits was $184,900 in 2014, $191,794 in 2013, and $200,415 in 2012.

At December 31, 2014, the schedule maturities of certificates of deposit are as follows:

2015	$59,449,639
2016	1,452,840
2017	373,510
2018	178,456
2019 and thereafter	366,890
$61,821,335

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014, deposits with a deficit balance of $58,364 were re-classified as other loans, compared to $64,985 at December 31, 2013.

6.	Short-Term Borrowings

Securities sold under agreements to repurchase with customers mature on demand. These borrowings were collateralized by US Treasury Notes with an amortized cost of $8,502,891 and a fair value of $8,553,484 at December 31, 2014. The agreements to repurchase had a weighted average interest rate of .025% at December 31, 2014. The average amount of outstanding agreements to repurchase was $2,426,044 during the twelve months ended December 31, 2014. An authorized broker held the securities underlying the repurchase agreements in safekeeping. At the maturity date of this agreement, the securities will be returned to our account. The securities underlying the repurchase agreements were held in safekeeping by an authorized broker.

At December 31, 2014 and 2013, we had no outstanding federal funds purchased. In March 2012, we established a $6 million REPO Line with Raymond James (formerly Morgan Keegan). There have been no borrowings under this arrangement. In addition, we established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement, we may borrow up to $71 million. We established this arrangement as an additional source of liquidity. There have been no borrowings under this arrangement.

At December 31, 2014 and 2013, the Bank had unused short-term lines of credit totaling approximately $13,000,000, respectively (which are withdrawable at the lender’s option).

7.	Income Taxes

Total income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows:

	YEARS ENDED DECEMBER 31,
	2014	2013	2012

Income tax expense	$1,997,866	$1,829,807	$1,604,250

Unrealized gains (losses) on securities available for sale presented in accumulated other comprehensive income (loss)	168,627	(730,715)	109,467
Total	$2,166,493	$1,099,092	$1,713,717

Income tax expense attributable to income before income tax expense consists of:

	YEAR ENDED DECEMBER 31,
	2014
	Current	Deferred	Total

U.S. Federal	$1,703,444	$94,061	$1,797,505
State and local	200,361	—	200,361
	$1,903,805	$94,061	$1,997,866

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

Income tax expense attributable to income before income tax expense was $1,997,866, $1,829,807, and $1,604,250 for the years ended December 31, 2014, 2013 and 2012, respectively, and differed from amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

	YEARS ENDED
	DECEMBER 31,
	2014	2013	2012

Computed “expected” tax expense	$2,174,873	$2,008,289	$1,792,167

Increase (reduction) in income taxes Resulting from:

Tax exempt interest income	(357,834)	(343,189)	(338,592)
State income tax, net of federal benefit	132,238	122,659	111,271
Other, net	48,589	42,048	39,404
	$1,997,866	$1,829,807	$1,604,250

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below:

	DECEMBER 31,
	2014	2013
Deferred tax assets:
State Net Operating Loss Carryforward	$34,924	$35,673
Allowance for loan losses	997,054	1,050,623
Other	20,997	66,588

Total gross deferred tax assets	1,052,975	1,152,884
Less valuation allowance	(34,924)	(35,673)
Net deferred tax assets	1,018,051	1,117,211

Deferred tax liabilities:
Prepaid expenses	(7,018)	(15,780)
Unrealized gain on securities
available for sale	(730,029)	(561,402)
Deferred loan fees	(30,410)	(22,538)
Fixed assets, principally due to
differences in depreciation	(14,810)	(36,726)
Other bond accretion	(48,030)	(30,324)

Total gross deferred tax liabilities	(830,297)	(666,770)
Net deferred tax asset	$187,754	$450,441

The Company analyzed the tax positions taken in its tax returns and concluded it has no liability related to uncertain tax positions.

There was a $34,924 valuation allowance for deferred tax assets at December 31, 2014 and $35,673 at December 31, 2013 associated with the Company’s state net operating loss. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2014. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Tax returns for 2011 and subsequent years are subject to examination by taxing authorities.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments and Contingencies

We entered into agreements to lease equipment and office facilities under non-cancellable operating lease agreements expiring on various dates through 2039. We may, at our option, extend the lease of our office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods, extend the lease of our Summerville office at 100 North Main Street for two additional ten year periods, and extend the land lease where the Mt. Pleasant office is located for six additional five year periods. In addition, we rent office space at 1071 Morrison Drive Charleston, South Carolina, to house our Mortgage Department. This lease renews every two years. Management intends to exercise its option on the lease agreements. Lease payments below include the lease renewals. Minimum rental commitments for these leases as of December 31, 2014 are as follows:

2015	$609,074
2016	597,864
2017	615,122
2018	622,890
2019	614,103
2020 and thereafter	5,913,403
Total	$8,972,456

Total rental expense was $572,395, $555,646 and $531,094 in 2014, 2013 and 2012, respectively.

On January 28, 2014, we signed a lease to open a banking office located on Highway 78, North Charleston, South Carolina (Filed with 2013 10-K). The building is expected to be completed in late 2016. Rental payments do not commence until we take control of our space.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If deemed necessary, the amount of collateral obtained upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $62,597,548 and $64,830,461 at December 31, 2014 and 2013, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure by our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At December 31, 2014 and 2013, we have recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2014 and 2013 was $577,943 and $557,593, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sale commitments are freestanding derivative instruments. We had forward sales commitments, totaling $7.3 million at December 31, 2014 to sell loans held for sale of $7.3 million. Such forward sales commitments are to sell loans at par value and are generally funded within 60 days. The fair value of these commitments was not significant at December 31, 2014. We have no embedded derivative instruments requiring separate accounting treatment.

9.	Related Party Transactions

In the opinion of management, loans to our officers and directors are made on substantially the same terms, including interest rates and collateral, as those terms prevailing at the time for comparable loans with persons not related to the lender that do not involve more than the normal risk of collectability. There were no outstanding loans to our executive officers as of December 31, 2014 and 2013. Related party loans are summarized as follows:

	DECEMBER 31,
	2014	2013

Balance at beginning of year	$9,196,360	$10,384,505
New loans or advances	19,323,171	3,317,714
Repayments	(21,543,302)	(4,505,859)

Balance at end of year	$6,976,229	$9,196,360

At December 31, 2014 and 2013, total deposits held by related parties were $6,087,307 and $6,200,370 respectively.

10.	Other Expense

A summary of the components of other operating expense is as follows:

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Advertising and business development	$12,695	$15,558	$21,422
Supplies	123,087	100,359	118,881
Telephone and postage	193,039	177,551	177,899
Insurance	44,271	40,930	34,575
Professional fees	411,742	389,306	504,888
Data processing services	493,977	444,136	559,867
State and FDIC insurance and fees	216,129	202,043	196,263
Courier service	104,366	101,338	159,943
Other	571,752	648,734	555,629
	$2,171,058	$2,119,955	$2,329,367

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 24, 2014, the Executive Committee granted options to purchase an aggregate of 10,000 shares to twelve employees. Fair value was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 3.74%, historical volatility 31.69%, risk free interest rate of 2.52% and an expected life of 10 years.

On June 27, 2013, the Executive Committee granted options to purchase an aggregate of 5,000 shares to five employees. Fair value was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 3.98%, historical volatility 36.34%, risk free interest rate of 2.49%, and an expected life of ten years. On December 19, 2013, the Executive Committee granted options to purchase an aggregate of 2,000 shares to three employees. Fair value was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 3.98%, historical volatility 36.34%, risk free interest rate of 2.94%, and an expected life of ten years.

On June 28, 2012 the Executive Committee granted options to purchase an aggregate of 9,000 shares to five employees. Fair value was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 3.97%, historical volatility 33.94%, with an expected life of ten years, and a risk free interest rate of 1.60%. On September 24, 2012, the Board of Director’s granted options to purchase 2,500 shares to one employee. Fair value was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 3.97%, historical volatility 33.94%, with an expected life of ten years, and a risk free interest rate of 1.74%.

There are currently options to purchase 24,915 shares outstanding under the 1998 Omnibus Stock Incentive Plan with options to purchase 16,280 exercisable at December 31, 2014. This plan has expired, however, those shares granted before the expiration date, may still be exercised.

A summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plans for the years ended December 31, 2014, 2013, and 2012 follows:

	December 31,
	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	159,165	$11.34	174,467	$11.20	168,266	$11.23
Granted	10,000	14.84	7,000	13.48	11,500	11.30
Expired	(6,500)	12.27	(9,653)	11.91	(4,000)	13.75
Exercised	(2,500)	10.42	(12,649)	10.16	(1,299)	8.54
Outstanding, December 31	160,165	$11.53	159,165	$11.34	174,467	$11.20

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
Exercise Price:	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value of Outstanding Options	Number of Options Exercisable	Weighted Average Exercise Price	Intrinsic Value of Exercisable Options
$15.11	13,915	1.4	$15.11	$(4,453)	11,000	$15.11	$(3,520)
$14.54	5,500	2.0	$14.54	$1,375	3,300	$14.54	$825
$13.73	3,300	2.5	$13.73	$3,498	1,100	$13.73	$1,166
$12.90	2,200	3.2	$12.90	$4,158	880	$12.90	$1,663
$10.77	16,250	5.7	$10.77	$65,325	-	$-	$-
$11.67	5,000	6.2	$11.67	$15,600	-	$-	$-
$10.42	91,000	6.5	$10.42	$397,600	-	$-	$-
$11.11	8,250	7.6	$11.11	$30,360	-	$-	$-
$12.00	2,500	7.9	$12.00	$6,975	-	$-	$-
$12.84	1,000	8.6	$12.84	$1,950	-	$-	$-
$15.00	2,000	8.9	15.00	$(420)	-	$-	$-
$14.84	9,250	9.6	$14.84	$(463)	-	$-	$-
	160,165	5.98	$11.53	$521,505	16,280	$14.91	$134

The weighted average grant-date fair value of options granted is presented below:

Weighted Average Grant-Date Fair Value
Date of Grant	Outstanding Shares	Weighted Average Grant-Date Fair Value
2006	13,915	$4.48
2007	5,500	$4.45
2007	3,300	$4.45
2008	2,200	$3.43
2010	16,250	$6.13
2011	5,000	$4.62
2011	91,000	$4.03
2012	8,250	$2.55
2012	2,500	$2.76
2013	1,000	$3.47
2013	2,000	$4.09
2014	9,250	$3.47

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012, were $12,775, $43,156, and $2,845, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   A summary of the status of our nonvested shares as of December 31, 2014 is presented below:

Nonvested Shares:	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	148,440	$4.29
Granted	10,000	3.47
Vested	(8,055)	4.27
Forfeited	(6,500)	4.49
Nonvested at end of year	143,885	$4.23

We recognized compensation cost for the years ended December 31, 2014, 2013 and 2012 in the amount of $74,908, $74,722, and $72,928, respectively, related to the granted options.

As of December 31, 2014, there was a total of $437,452 in unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 5.98 years.

We established an Employee Stock Ownership Plan (“ESOP”) effective January 1, 1989. Each employee who has attained age twenty-one and has completed at least 1,000 hours of service in a Plan year is eligible to participate in the ESOP. Contributions are determined annually by the Board of Directors and amounts allocable to individual participants may be limited pursuant to the provisions of Internal Revenue Code Section 415. The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses amounted to $280,000, in the years ended December 31, 2014 and 2013, respectively, and $285,000 for the year ended December 31, 2012.

12.	DIVIDENDS

The Bank’s ability to pay dividends to the Company is restricted by the laws and regulations of the State of South Carolina. Generally, these restrictions allow the Bank to pay dividends from current earnings without the prior written consent of the South Carolina Commissioner of Banking, if it received a satisfactory rating at its most recent examination. Cash dividends when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. The Bank paid dividends of $2,865,000, $2,245,000 and $2,160,000 to the Company during the years ended December 31, 2014, 2013 and 2012, respectively.

13.	Income Per Common Share

Basic income per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted income per share are computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock

Options to purchase 146,250 shares were used in the computation of diluted income per share at December 31, 2014. All options outstanding, (options to purchase 159,165) at December 31, 2013, were used in the computation of diluted earnings per share at December 31, 2013. Options to purchase 34,675 shares of common stock with prices ranging from $11.67 to $15.11 per share were not included in the computation of diluted earnings per share for 2012 because the options’ exercise price was greater than the average market price of common shares.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the reconciliation of average shares outstanding for the years ended December 31:

	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	4,461,388	4,461,388	4,452,642	4,452,642	4,445,738	4,445,738
Effect of dilutive shares:
Stock options	—	114,677	—	9,311	—	—
Average shares outstanding	4,461,388	4,576,065	4,452,642	4,461,953	4,445,738	4,445,738

14.	Regulatory Capital Requirements

Current quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. We believe, as of December 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2014 and 2013, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios of 8%, 4%, and 4%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

	December 31, 2014

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total capital to risk-weighted assets:

Company	$38,752	14.98%	$20,694	8.00%	$	N/A	N/A
Bank	$38,459	14.88%	$20,676	8.00%		$25,845	10.00%

Tier 1 capital to risk-weighted assets:

Company	$35,517	13.73%	$10,347	4.00%	$	N/A	N/A
Bank	$35,227	13.63%	$10,338	4.00%		$15,507	6.00%

Tier 1 capital to average assets:

Company	$35,517	9.44%	$15,042	4.00%	$	N/A	N/A
Bank	$35,227	9.37%	$15,033	4.00%		$18,792	5.00%

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total capital to risk-weighted assets:

Company	$36,932	14.67%	$20,140	8.00%	$	N/A	N/A
Bank	$36,653	14.57%	$20,126	8.00%		$25,157	10.00%

Tier 1 capital to risk-weighted assets:

Company	$33,783	13.42%	$10,070	4.00%	$	N/A	N/A
Bank	$33,506	13.32%	$10,063	4.00%		$15,094	6.00%

Tier 1 capital to average assets:

Company	$33,783	9.81%	$13,799	4.00%	$	N/A	N/A
Bank	$33,506	9.73%	$13,772	4.00%		$17,215	5.00%

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

The phase-in-period for the final rules will begin on January 1, 2015, with full compliance with all of the final rule requirements phased in over a multi-year schedule. Management believes that as of December 31, 2014, the Company and the Bank would remain “well capitalized” under the new rules.

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

The guidance requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans). Fair value estimates, methods, and assumptions are set forth below.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013 are as follows:

	Balance at December 31, 2014
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasury Notes	$29,248,281	$—	$—	$29,248,281
Government Sponsored Enterprises	$—	$50,142,649	$—	$50,142,649
Municipal Securities	$—	$33,226,093	$1,377,089	$34,603,182
Total	$29,248,281	$83,368,742	$1,377,089	$113,994,112

	Balance at December 31, 2013
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
US Treasury Notes	$15,832,401	$—	$—	$15,832,401
Government Sponsored Enterprises	$—	$43,635,038	$—	$43,635,038
Municipal Securities	$—	$33,655,445	$1,525,337	$35,180,782
Total	$15,832,401	$77,290,483	$1,525,337	$94,648,221

Other Real Estate Owned (OREO)

Loans, secured by real estate, are adjusted to fair value upon transfer to Other Real Estate Owned (“OREO”). Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or our estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraisal, we record the asset as nonrecurring Level 2. When an appraised value is not available or we determine the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the asset as nonrecurring Level 3. We had one property valued at $521,943 classified as OREO at December 31, 2014 with no OREO at December 31, 2013. One property valued at $35,473 was classified as OREO and was ultimately sold at a gain of $2,382 during the year ended December 31, 2014.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2014 and December 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820 “Fair Value Measurement”, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. We record the impaired loan as nonrecurring Level 3.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an on going basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of December 31, 2014, and 2013, for which a nonrecurring change in fair value has been recorded during the twelve months ended December 31, 2014, and 2013.

	December 31, 2014
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$5,767,240	$5,767,240
Mortgage loans to be sold	—	7,325,081	—	7,325,081
Other real estate owned	—	521,943	—	521,943
Total	$—	$7,847,024	$5,767,240	$13,614,264

	December 31, 2013
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$4,959,281	$4,959,281
Mortgage loans to be sold	—	4,739,343	—	4,739,343
Other real estate owned	—	—	—	—
Total	$—	$4,739,343	$4,959,281	$9,698,624

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs
Nonrecurring measurements:
Impaired Loans	Discounted Appraisals	Collateral Discounts	0 – 25%
Other Real Estate Owned	Appraisal Value/ Comparison Sales/Other Estimates	Appraisals and or Sales of Comparable Properties	Appraisals Discounted 10% to 20% for Sales Commissions and Other Holding Costs

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

a. Cash and due from banks, interest-bearing deposits in other banks

The carrying value approximates fair value. All mature within 90 days and do not present unanticipated credit concerns.

b. Investment securities available for sale

The fair value of investment securities is derived from quoted market prices.

c. Loans

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans at December 31, 2014 and December 31, 2013, approximate market.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of December 31, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Loans	$234,117,792	$234,204,303	$—	$—	$234,204,303
Financial Instruments- Liabilities
Deposits	$322,419,027	$322,435,308	$—	$322,435,308	$—

	December 31, 2013
	Fair Value Measurement
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Instruments-Assets
Loans	$218,320,304	$218,406,792	$—	$—	$218,406,792
Financial Instruments- Liabilities
Deposits	$305,242,655	$305,269,155	$—	$305,269,155	$—

	December 31, 2014
	Notional Amount	Fair Value
Off-Balance Sheet Financial
Instruments:

Commitments to extend credit	$62,597,548	$—
Standby letters of credit	577,943	—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Notional Amount	Fair Value
Off-Balance Sheet Financial
Instruments:

Commitments to extend credit	$64,830,461	$—
Standby letters of credit	557,593	—

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of December 31, 2014 and 2013:

	2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,698,435	$4,698,435	$4,698,435	$—	$—
Interest-bearing deposits in other banks	5,680,613	5,680,613	5,680,613	—	—
Investments available for sale	113,994,112	113,994,112	29,248,281	83,368,742	1,377,089
Mortgage loans to be sold	7,325,081	7,325,081	—	7,325,081
Loans	234,117,792	234,204,303	—	—	234,204,303
Financial Liabilities:
Deposits	322,419,027	322,435,308	—	322,435,308	—

	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments:

Commitments to extend credit	$62,597,548	$—	$—	$—	$—
Standby letters of credit	577,943	—	—	—	—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,043,375	$6,043,375	$6,043,375	$—	$—
Interest-bearing deposits in other banks	16,080,721	16,080,721	16,080,721	—	—
Investments available for sale	94,648,221	94,648,221	15,832,401	77,290,483	1,525,337
Mortgage loans to be sold	4,739,343	4,739,343	—	4,739,343	—
Loans	218,320,304	218,406,792	—	—	218,406,792
Financial Liabilities:
Deposits	305,242,655	305,269,155	—	305,269,155	—

	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments:

Commitments to extend credit	$64,830,461	—	$—	$—	$—
Standby letters of credit	557,593	—	—	—	—

16.	Bank of South Carolina Corporation - Parent Company

The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2014 and 2013, and the related condensed statements of operations and cash flows for the years ended December 31, 2014, 2013 and 2012, are as follows:

CONDENSED STATEMENTS OF Financial Condition

	2014	2013
Assets
Cash	$648,194	$675,367
Investment in wholly-owned bank subsidiary	36,469,571	34,461,652
Other assets	222,197	181,779
Total assets	$37,339,962	$35,318,798

Liabilities and shareholders’ equity
Other Liabilities	579,980	579,655
Shareholders’ equity	36,759,982	34,739,143
Total liabilities and shareholders’ equity	$37,339,962	$35,318,798

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF Operations

	2014	2013	2012

Interest income	$306	$220	$257
Net operating expenses	(187,284)	(169,887)	(213,254)
Dividends received from bank	2,865,000	2,245,000	2,160,000
Equity in undistributed earnings of subsidiary	1,720,798	2,001,591	1,719,825

Net income	$4,398,820	$4,076,924	$3,666,828

CONDENSED STATEMENTS OF Cash FlowS

	2014	2013	2012

Cash flows from operating activities:
Net income	$4,398,820	$4,076,924	$3,666,828
Stock-based compensation expense	74,908	74,722	72,928
Equity in undistributed earnings of subsidiary	(1,720,798)	(2,001,591)	(1,719,825)
Decrease (increase) in other assets	(40,092)	(41,895)	3,390

Net cash provided by operating activities	2,712,838	2,108,160	2,023,321

Cash flows from financing activities:
Dividends paid	(2,766,061)	(1,647,576)	(2,489,610)
Stock options exercised	26,050	128,477	11,094

Net cash used by financing activities	(2,740,011)	(1,519,098)	(2,478,516)

Net (decrease) increase in cash	(27,173)	589,062	(455,195)

Cash at beginning of year	675,367	86,305	541,500

Cash at end of year	$648,194	$675,367	$86,305
Change in dividend payable	$325	$579,655	$(488,944)

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Quarterly Results of Operations (unaudited)

The tables below represent the quarterly results of operations for the years ended December 31, 2014 and 2013, respectively:

	2014
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,475,648	$3,419,865	3,315,756	$3,206,985
Total interest expense	100,047	104,253	103,024	101,623
Net interest income	3,375,601	3,315,612	3,212,732	3,105,362
Provision for loan losses	20,000	12,500	20,000	30,000
Net interest income after provisions for loan losses	3,355,601	3,303,112	3,192,732	3,075,362
Other income	741,128	617,385	683,235	539,335
Other expense	2,375,787	2,241,978	2,252,940	2,240,499
Income before income tax expense	1,720,942	1,678,519	1,623,027	1,374,198
Income tax expense	529,560	536,806	513,100	418,400
Net income	$1,191,382	$1,141,713	$1,109,927	$955,798
Basic income per common share	$0.27	$0.26	$0.25	$0.21
Diluted income per common share	$0.26	$0.25	$0.24	$0.21

	2013
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,220,590	$3,213,868	3,255,248	$3,062,086
Total interest expense	107,682	102,850	104,169	101,427
Net interest income	3,112,908	3,111,018	3,151,079	2,960,659
Provision for loan losses	12,500	25,000	95,000	75,000
Net interest income after provisions for loan losses	3,100,408	3,086,018	3,056,079	2,885,659
Other income	516,393	624,447	624,158	731,419
Other expense	2,227,178	2,162,238	2,161,678	2,166,756
Income before income tax expense	1,389,623	1,548,227	1,518,559	1,450,322
Income tax expense	419,755	484,050	474,485	451,517
Net income	$969,868	$1,064,177	$1,044,074	$998,805
Basic income per common share	$0.23	$0.24	$0.23	$0.22
Diluted income per common share	$0.22	$0.24	$0.23	$0.22

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. We have reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or disclosure.

Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.      Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of December 31, 2014 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Based on this assessment, management believes that as of December 31, 2014, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Audit and Compliance Committee, composed entirely of independent Directors, meets periodically with management, the Company’s Compliance Officer, Risk Management Officer and Elliott Davis Decosimo, LLC (separately and jointly) to discuss audit, financial and related matters. Elliott Davis Decosimo, LLC., the Compliance Officer, and the Risk Management Officer have direct access to the Audit and Compliance Committee.

Item 9B.      Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2014 that was not reported.

PART III

Item 10.      Directors, Executive Officers, Promoters and Corporate Governance

The information required by this item contained under the sections captioned “Proposal 1-To Elect Eighteen Directors of Bank of South Carolina Corporation to Serve Until the Company’s 2016 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” included on pages 8-20 in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on April 7, 2015, a copy of which has been filed with the SEC, the “Proxy Statement”, is incorporated in this document by reference.

Executive Officers The information concerning the Company’s executive officers is contained under the section captioned -”Proposal 1-To Elect Eighteen Directors of Bank of South Carolina Corporation to Serve until the Company’s 2016 Annual Meeting of Shareholders,” included on pages 8-16 of the Company’s Proxy Statement, and is incorporated in this document by reference.

Audit and Compliance Committee Financial Expert The Audit and Compliance Committee of the Company is composed of Directors Linda J. Bradley McKee, PhD., CPA., (Chairman), David W. Bunch, Katherine M. Huger, David R. Schools and Steve D. Swanson. The Board has selected the Audit and Compliance Committee members based on its determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company’s financial statements. Each member of the Audit and Compliance Committee is “independent” as defined in the NASDAQ Stock Market listing standards for audit committee members.

The Board of Directors has determined that Linda J. Bradley McKee, PhD., CPA, qualifies as a financial expert within the meaning of SEC rules and regulations and has designated Dr. Bradley McKee as the Audit and Compliance Committee financial expert. Director McKee is independent as that term is used in Schedule 14A promulgated under the Exchange Act.

Code of Ethics The Company has adopted a “Code of Ethics”, applicable to the President/Chief Executive Officer, the Chief Financial Officer/Executive Vice President and the Executive Vice President and “Code of Conduct” for Directors, officers and employees. A copy of these policies may be obtained at the Company’s internet website: www.banksc.com.

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

Equity Compensation Plan Information

The following table summarizes share and exercise price of information about the Stock Incentive Plan of the Company as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [1]
1998 Omnibus Stock Incentive Plan approved by Shareholders [2]	24,915	$14.61	—
2010 Omnibus Stock Incentive Plan approved by Shareholders[3]	135,250	$10.97	155,750

Total	160,165	$11.53	155,750

[1]	In accordance with the 1998 Omnibus Stock Incentive Plan, no options may be granted under this Plan after April 14, 2008, due to its expiration. Options granted before this date shall remain valid in accordance with their terms.

[2]	The number of securities to be issued upon exercise of the outstanding options represents the total outstanding options under the 1998 Omnibus Stock Incentive Plan. As per the agreement, the referenced options shall remain valid in accordance with their terms. During the year ended December 31, 2014, no options were exercised or forfeited under the 1998 Omnibus Stock Incentive Plan.

[3]	The 2010 Omnibus Stock Incentive Plan was approved by the Shareholders at the 2010 Annual Meeting. There were 300,000 shares reserved under this Plan. On September 24, 2010, options to purchase 33,000 shares were granted to 21 employees (other than Executive Officers) with options to purchase 750 shares forfeited with the resignation of one employee in 2010. On March 24, 2011, options to purchase 5,000 shares were granted to 1 employee and on June 23, 2011, options to purchase 96,000 shares were granted to 22 employees including Sheryl G. Sharry and Fleetwood S. Hassell, both Executive Officers who each received options to purchase 10,000 shares. Douglas H. Sass, Executive Vice President, also received options on June 23, 2011 to purchase 5,000 shares. During the year ended December 31, 2011, options to purchase 5,750 shares were forfeited with the resignation of two employees. On June 28, 2012 the Executive Committee granted options to purchase 9,000 shares to 5 employees including Douglas H. Sass, Executive Vice President, who received options to purchase 5,000 shares. In addition, the Board of Directors granted options to purchase 2,500 shares to 1 employee on September 24, 2012. There were options to purchase 4,000 shares forfeited during the year ended December 31, 2012. On June 27, 2013 options to purchase 5,000 shares were granted to 5 employees. Options to purchase 2,000 shares were granted to 3 employees on December 19, 2013. Options to purchase 9,653 shares were forfeited during the year ended December 31, 2013. On July 24, 2014, options to purchase an aggregate of 10,000 shares were granted to twelve employees. Options to purchase 6,500 shares were forfeited with the resignation of 4 employees during the year ended December 31, 2014.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership and Certain Beneficial Owners

Information required by this item is incorporated in this document by reference to the Section captioned “Security Ownership of Certain Beneficial Owners and Management”, included on page 4 of the Proxy Statement.

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

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this document by reference to the Sections captioned “Proposal 1-To Elect Eighteen Directors of Bank of South Carolina Corporation to Serve Until the Company’s 2016 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters”, included on pages 8-27 of the Proxy Statement.

Item 14.      Principal Accountant Fees and Services

The information required by this item is incorporated in this document by reference to “Proposal 2 “ to ratify the appointment of Elliott Davis Decosimo, LLC as independent public accountant for the year ending December 31, 2015 and “Auditing and Related Fees”, included on page 29 of the Proxy Statement.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

1.	The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-K and listed on pages as indicated.

2.	Exhibits.

2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)
4.0	2015 Proxy Statement (Filed with 2014 10-K)
10	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with March 31, 2013 10-Q)
10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)
13.0	2014 10-K (Incorporated herein)
14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant's only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2015	BANK OF SOUTH CAROLINA CORPORATION

By: /s/Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

By: /s/Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer/Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 26, 2015	/s/David W. Bunch
David W. Bunch, Director

February 26, 2015	/s/Graham M. Eubank, Jr.
Graham M. Eubank, Jr., Director

February 26, 2015	/s/Elizabeth M. Hagood
Elizabeth M. Hagood, Director

February 26, 2015	/s/Fleetwood S. Hassell
Fleetwood S. Hassell, President/Chief
Executive Office, Director

February 26, 2015
Glen B. Haynes, DVM, Director

February 26, 2015	/s/William L. Hiott, Jr.
William L. Hiott, Jr., Director

February 26, 2015	/s/Katherine M. Huger
Katherine M. Huger, Director

February 26, 2015	/s/Richard W. Hutson, Jr.
Richard W. Hutson, Jr., Director

February 26, 2015	/s/Charles G. Lane
Charles G. Lane, Director

February 26, 2015	/s/Hugh C. Lane, Jr.
Hugh C. Lane, Jr., Chairman of
the Board, Director

February 26, 2015	/s/Linda J. Bradley McKee, PhD, CPA
Linda J. Bradley McKee, PHD,CPA, Director

February 26, 2015	/s/Alan I. Nussbaum, MD
Alan I. Nussbaum, MD, Director

February 26, 2015	/s/Edmund Rhett, Jr., MD
Edmund Rhett, Jr., MD, Director

February 26, 2015	/s/Malcolm M. Rhodes, MD
Malcolm M. Rhodes, MD, Director

February 26, 2015	/s/Douglas H. Sass
Douglas H. Sass
Executive Vice President, Director

February 26, 2015	/s/David R. Schools
David R. Schools, Director

February 26, 2015	/s/Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer/Executive Vice
President, Director

February 26, 2015	/s/Steve D. Swanson
Steve D. Swanson, Director

