Form 10-Q
period 2015-03-31
BANK OF SOUTH CAROLINA CORP
filed 2015-05-08
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒   No  ☐

As of May 8, 2015 there were 4,461,388 Common Shares outstanding.

BANK OF SOUTH CAROLINA CORPORATION

 AND SUBSIDIARY

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS

Assets:	(Unaudited)	(Audited)
	March 31, 2015	December 31, 2014

Cash and due from banks	$7,308,639	$4,698,435
Interest bearing deposits in other banks	18,518,471	5,680,613
Investment securities available for sale	107,805,473	113,994,112
Mortgage loans to be sold	4,205,302	7,325,081
Loans	237,687,712	234,117,792
Less: Allowance for loan losses	(3,334,088)	(3,334,848)
Net loans	234,353,624	230,782,944
Premises and equipment, net	2,389,902	2,352,423
Other real estate owned	521,943	521,943
Accrued interest receivable	1,103,556	1,290,380
Other assets	380,398	579,871

Total assets	$376,587,308	$367,225,802

Liabilities and Shareholders' Equity:
Liabilities
Deposits:
Non-interest bearing demand	$110,870,296	$107,072,271
Interest bearing demand	82,836,134	79,397,647
Money market accounts	51,708,012	47,450,210
Certificates of deposit over $250,000	32,458,859	32,371,243
Other time deposits	27,803,082	29,450,092
Other savings deposits	27,277,663	26,677,564
Total deposits	332,954,046	322,419,027

Short-term borrowings	3,981,017	6,980,681
Accrued interest payable and other liabilities	1,636,197	1,066,112
Total liabilities	338,571,260	330,465,820

Shareholders’ Equity
Common Stock - No par value; 12,000,000 shares authorized; Shares issued 4,680,839; Shares outstanding 4,461,388	—	—
Additional paid in capital	28,798,300	28,779,108
Retained earnings	9,265,270	8,640,291
Treasury stock: 219,451 shares	(1,902,439)	(1,902,439)

Accumulated other comprehensive income, net of income taxes	1,854,917	1,243,022

Total shareholders' equity	38,016,048	36,759,982

Total liabilities and shareholders' equity	$376,587,308	$367,225,802

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
Interest and fee income
Interest and fees on loans	$2,864,766	$2,709,972
Interest and dividends on investment securities	602,962	491,407
Other interest income	6,874	5,606
Total interest and fee income	3,474,602	3,206,985

Interest expense
Interest on deposits	92,734	101,623
Interest on short-term borrowings	737	—
Total interest expense	93,471	101,623

Net interest income	3,381,131	3,105,362
Provision for loan losses	5,000	30,000
Net interest income after provision for loan losses	3,376,131	3,075,362

Other income
Service charges, fees and commissions	237,285	222,516
Mortgage banking income	377,146	227,055
Other non-interest income	4,914	4,866
Gain on sale of securities	111,313	84,898
Total other income	730,658	539,335

Other expense
Salaries and employee benefits	1,416,173	1,329,911
Net occupancy expense	363,599	364,672
Other operating expenses	559,282	545,916
Total other expense	2,339,054	2,240,499

Income before income tax expense	1,767,735	1,374,198
Income tax expense	562,775	418,400
Net income	$1,204,960	$955,798

Basic income per common share	$0.27	$0.21
Diluted income per common share	$0.26	$0.21

Weighted average shares outstanding
Basic	4,461,388	4,461,332
Diluted	4,573,673	4,472,593

Cash Dividend Per Share	$0.13	$0.13

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended March 31,
	2015	2014
Net income	$1,204,960	$955,798
Other comprehensive income
Unrealized gain on securities (net of tax $400,552 and $69,963, respectively)	682,022	172,611
Reclassification adjustment for gains included in income (net of tax $41,186 and $31,412, respectively)	(70,127)	(53,486)
Other comprehensive income net of tax	611,895	119,125
Total Comprehensive income	$1,816,855	$1,074,923

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)
	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

December 31, 2013	$28,678,150	$7,007,532	$(1,902,439)	$955,900	$34,739,143
Net income	—	955,798	—	—	955,798
Other comprehensive income	—	—	—	119,125	119,125
Exercise of stock options	26,050	—	—	—	26,050
Stock-based compensation expense	18,390	—	—	—	18,390
Cash dividends ($0.13 per common share)	—	(579,980)	—	—	(579,980)
March 31, 2014	$28,722,590	$7,383,350	$(1,902,439)	$1,075,025	$35,278,526

December 31, 2014	$28,779,108	$8,640,291	$(1,902,439)	$1,243,022	$36,759,982
Net income	—	1,204,960	—	—	1,204,960
Other comprehensive income	—	—	—	611,895	611,895
Stock-based compensation expense	19,192	—	—	—	19,192
Cash dividends ($0.13 per common share)	—	(579,981)	—	—	(579,981)
March 31, 2015	$28,798,300	$9,265,270	$(1,902,439)	$1,854,917	$38,016,048

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$1,204,960	$955,798
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	48,128	50,306
Gain on sale of securities	(111,313)	(84,898)
Provision for loan losses	5,000	30,000
Stock-based compensation expense	19,192	18,390
Net amortization of unearned discounts on investments	25,813	135,542
Origination of mortgage loans held for sale	(18,927,142)	(14,695,383)
Proceeds from sale of mortgage loans held for sale	22,046,921	12,625,228
Decrease (increase) in accrued interest receivable and other assets	138,244	(161,369)
Increase in accrued interest payable and other liabilities	570,085	549,172

Net cash provided (used) by operating activities	5,019,888	(577,214)

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	1,400,000	1,625,000
Proceeds from sale of investment securities available for sale	10,845,887	14,018,603
Purchase of investment securities available for sale	(5,111,800)	(11,086,270)
Net increase in loans	(3,575,680)	(8,918,873)
Purchase of premises, equipment and leasehold Improvements, net	(85,607)	(17,917)

Net cash provided (used) by investing activities	3,472,800	(4,379,457)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	10,535,019	(5,364,462)
Net decrease in short-term borrowings	(2,999,664)	—
Dividends paid	(579,981)	(579,655)
Stock options exercised	—	26,050

Net cash provided (used) by financing activities	6,955,374	(5,918,067)

Net increase (decrease) in cash and cash equivalents	15,448,062	(10,874,738)
Cash and cash equivalents at beginning of period	10,379,048	22,124,096

Cash and cash equivalents at end of period	$25,827,110	$11,249,358

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$98,961	$115,285
Income taxes	$—	$—

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$—	$325
Change in unrealized gain on available for sale securities, net of tax	$611,895	$119,125

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2014 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results which may be expected for the entire year.

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

Note 2: Cash and Cash Equivalents

Cash and cash equivalents include cash, noninterest-bearing deposits, and interest-earning deposits. All cash equivalents are readily convertible to cash and have maturities of less than 90 days.

Note 3: Investment Securities

We classify investments into three categories as follows: (1) Held to Maturity - debt securities that we have the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for the three months ended March 31, 2015 and at December 31, 2014. We do not have any mortgage-backed securities nor have we ever invested in mortgage-backed securities. (See “non-interest income” for discussion on the sale of investment securities.)

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4: Mortgage Loans to be Sold

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. At March 31, 2015 and December 31, 2014, we had approximately $4.2 million and $7.3 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered and are included in mortgage banking income in the consolidated statements of income.

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

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of the non-accrual loans as of March 31, 2015 and December 31, 2014.

March 31, 2015
Loans Receivable on Non-Accrual
Commercial	$—
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	1,019,172
Consumer:
Consumer Real Estate	—
Consumer - Other	—
Total	$1,019,172

December 31, 2014
Loans Receivable on Non-Accrual
Commercial	$—
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	882,413
Consumer:
Consumer Real Estate	—
Consumer - Other	—
Total	$882,413

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of our delinquent loans, excluding mortgage loans held for sale, as of March 31, 2015 and December 31, 2014.

March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$1,975,109	—	100,737	2,075,846	48,264,744	50,340,590	100,737
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	1,414,919	1,414,919	—
Commercial Real Estate -Other	1,823,823	654,578	1,133,034	3,611,435	117,686,841	121,298,276	624,863
Consumer:
Consumer- Real Estate	458,609	78,402	—	537,011	59,089,251	59,626,262	—
Consumer-Other	97,583	—	8,000	105,583	4,902,082	5,007,665	8,000
Total	$4,355,124	732,980	1,241,771	6,329,875	231,357,837	237,687,712	733,600

December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$557,608	2,474	—	560,082	49,339,495	49,899,577	—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	1,511,702	1,511,702	—
Commercial Real Estate -Other	229,607	589,705	1,665,673	2,484,985	113,254,697	115,739,682	1,274,119
Consumer:
Consumer- Real Estate	—	—	—	—	62,054,983	62,054,983	—
Consumer-Other	17,468	—	—	17,468	4,894,380	4,911,848	—
Total	$804,683	592,179	1,665,673	3,062,535	231,055,257	234,117,792	1,274,119

We grant short to intermediate term commercial and consumer loans to customers throughout our primary market area of Charleston, Berkeley and Dorchester Counties of South Carolina. Our primary market area is heavily dependent on tourism and medical services. Although we have a diversified loan portfolio, a substantial portion of our debtors’ ability to honor their contracts is dependent upon the stability of the economic environment in their primary markets including the government, tourism and medical industries. The majority of the loan portfolio is located in our immediate market area with a concentration in Real Estate Related, Offices and Clinics of Medical Doctors, Real Estate Agents and Managers, and Legal Services.

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015 and December 31, 2014, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans For the Three Months Ended March 31, 2015
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Related Allowance
Commercial	$772,876	$772,876	$—
Commercial Real Estate	3,270,262	3,270,262	—
Consumer Real Estate	522,428	522,428	—
Consumer Other	—	—	—

Total	4,565,566	4,565,566	—

With an allowance recorded:
Commercial	1,175,404	1,175,404	678,072
Commercial Real Estate	1,105,318	1,105,318	273,145
Consumer Real Estate	745,749	745,749	320,016
Consumer Other	87,486	87,486	87,486

Total	3,113,957	3,113,957	1,358,719
Grand Total	$7,679,523	$7,679,523	$1,358,719

Impaired and Restructured Loans As of the Year Ended December 31, 2014
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Related Allowance
Commercial	$634,865	$634,865	$—
Commercial Real Estate	3,349,844	3,349,844	—
Consumer Real Estate	351,140	351,140	—
Consumer Other	—	—	—

Total	4,335,849	4,335,849	—

With an allowance recorded:
Commercial	1,157,560	1,157,560	784,561
Commercial Real Estate	846,008	846,008	209,189
Consumer Real Estate	672,163	672,163	250,590
Consumer Other	39,547	39,547	39,547

Total	2,715,278	2,715,278	1,283,887
Grand Total	$7,051,127	$7,051,127	$1,283,887

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2015 and 2014, respectively.

Average Recorded Investment and Interest Income Impaired and Restructured Loans For the Three Months Ended
	March 31, 2015		March 31, 2014
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$784,435	$11,992	$356,189	$9,181
Commercial Real Estate	3,290,380	42,894	2,263,860	25,806
Consumer Real Estate	522,468	5,385	273,048	2,815
Consumer Other	—	—	—	—

Total	4,597,283	60,271	2,893,097	37,802

With an allowance recorded:
Commercial	1,176,492	13,207	1,275,349	15,149
Commercial Real Estate	1,111,464	12,938	2,127,449	16,206
Consumer Real Estate	748,701	5,431	700,091	8,639
Consumer Other	88,346	1,400	41,281	473

Total	3,125,003	32,976	4,144,170	40,467
Grand Total	$7,722,286	$93,247	$7,037,267	$78,269

The following table illustrates credit risks by category and internally assigned grades at March 31, 2015 and December 31, 2014.

March 31, 2015
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$45,836,992	$969,902	$113,939,943	$56,461,340	$4,551,930	$221,760,107
Watch	2,206,171	—	1,403,938	1,682,368	339,839	5,632,316
OAEM	349,147	445,017	1,578,815	214,377	28,410	2,615,766
Sub-Standard	1,948,280	—	4,375,580	1,268,177	87,486	7,679,523
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$50,340,590	$1,414,919	$121,298,276	$59,626,262	$5,007,665	$237,687,712

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$45,154,058	$1,062,185	$108,568,274	$58,744,677	$4,512,912	$218,042,106
Watch	2,401,715	—	1,697,883	1,818,923	276,557	6,195,078
OAEM	551,380	449,517	1,378,436	467,482	82,832	2,929,647
Sub-Standard	1,792,424	—	4,095,089	1,023,901	39,547	6,950,961
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$49,899,577	$1,511,702	$115,739,682	$62,054,983	$4,911,848	$234,117,792

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category at March 31, 2015 and December 31, 2014. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

March 31, 2015
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,211,130	$1,112,387	$906,255	$105,076	$3,334,848
Charge-offs	—	(21,000)	—	—	(21,000)
Recoveries	—	15,000	—	240	15,240
Provisions	(110,328)	85,335	(10,301)	40,294	5,000
Ending Balance	1,100,802	1,191,722	895,954	145,610	3,334,088
Allowance for Loan Losses Ending Balances:
Individually evaluated for impairment	678,072	273,145	320,016	87,486	1,358,719
Collectively evaluated for impairment	422,730	918,577	579,938	58,124	1,975,369
Investment in Loans Ending Balance:
Individually evaluated for impairment	1,948,280	4,375,580	1,268,177	87,486	7,679,523
Collectively evaluated for impairment	$48,392,310	$118,337,615	$58,358,085	$4,920,179	$230,008,189

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,448,804	$1,064,363	$694,950	$84,160	$3,292,277
Charge-offs	(83,042)	(15,834)	—	(14,154)	(113,030)
Recoveries	—	46,000	—	27,101	73,101
Provisions	(154,632)	17,858	211,305	7,969	82,500
Ending Balance	1,211,130	1,112,387	906,255	105,076	3,334,848
Allowance for Loan Losses Ending Balances:
Individually evaluated for impairment	784,561	209,189	250,590	39,547	1,283,887
Collectively evaluated for impairment	426,569	903,198	655,665	65,529	2,050,961
Investment in Loans Ending Balance:
Individually evaluated for impairment	1,792,425	4,195,852	1,023,303	39,547	7,051,127
Collectively evaluated for impairment	$48,107,152	$113,055,532	$61,031,680	$4,872,301	$227,066,665

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $453,751 and $466,541 at March 31, 2015 and December 31, 2014, respectively. The restructured loans were renegotiated to interest only. All restructured loans were performing as agreed as of March 31, 2015 and December 31, 2014, respectively.

There were no additional loans identified as a TDR during the three months ended March 31, 2015. There were no loans identified as a TDR that were in default as of March 31, 2015 or as of December 31, 2014.

Note 6: Premises, Equipment and Leasehold Improvements and Depreciation

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

Note 7: Concentration of Credit Risk:

Our primary market consists of the Counties of Berkeley, Charleston and Dorchester, South Carolina. At March 31, 2015 and December 31, 2014, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Other Real Estate Owned

Other real estate owned (“OREO”) is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral, or our estimation of the value of the collateral. Gains and losses on the sale of OREO and subsequent write-downs from periodic re-evaluation are charged to Other Operating Income. We had one property valued at $521,943 classified as OREO at March 31, 2015 and December 31, 2014, respectively. An additional property valued at $35,473 was classified as OREO during the year ended December 31, 2014. This property was sold at a gain of $2,382 during the year ended December 31, 2014.

The following table summarizes the activity in OREO at March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014
Balance, beginning of period	$521,943	$—
Additions-foreclosure	—	557,416
Sales	—	35,473
Write-downs	—	—
Balance, end of period	$521,943	$521,943

Note 9: Income Taxes

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. We believe that we had no uncertain tax positions as of March 31, 2015 or March 31, 2014.

Note 10: Stock Based Compensation

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

The options are not transferable except by will or by the laws of descent and distribution. There were no options granted during the three months ended March 31, 2015 or three months ended March 31, 2014.

On April 14, 1998 the Company adopted the 1998 Omnibus Stock Incentive Plan which expired on April 14, 2008. Options can no longer be granted under the 1998 Plan. Options granted before April 14, 2008, shall remain valid in accordance with their terms. There are currently options to purchase 24,915 shares outstanding under this plan with options to purchase 16,280 shares exercisable.

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under both plans employees become 20% vested after five years and vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant.

The following is a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plan for the three months ended March 31, 2015 and for the three months ended March 31, 2014.

Three Months Ended March 31, 2015	Options	Weighted Average Exercise Price

Balance at January 1, 2015	160,165	$11.53
Forfeited	(3,250)	11.71
Exercised	—	—
Balance at March 31, 2015	156,915	11.53

Three months Ended March 31, 2014	Options	Weighted Average Exercise Price

Balance at January 1, 2014	159,165	$11.34
Forfeited	—	—
Exercised	(2,500)	10.42
Balance at March 31, 2014	156,665	11.35

Options exercisable at March 31, 2015	16,280	$14.91

Note 11: Income Per Common Share

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock.

A regular quarterly cash dividend of $.13 per share was declared on March 26, 2015 for shareholders of record at April 7, 2015, payable April 30, 2015. On March 27, 2014 a quarterly cash dividend of $.13 per share was declared for shareholders of record April 8, 2014, payable April 30, 2014.

Income per common share for the three months ended March 31, 2015 and for the three months ended March 31, 2014 was calculated as follows:

	For The Three Months Ended March 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income	$1,204,960

Basic income available to common shareholders	$1,204,960	4,461,388	$.27

Effect of dilutive options		112,285

Diluted income available to common shareholders	$1,204,960	4,573,673	$.26

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For The Three Months Ended March 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net income	$955,798

Basic income available to common shareholders	$955,798	4,461,332	$.21

Effect of dilutive options		11,261

Diluted income available to common shareholders	$955,798	4,472,593	$.21

The future payment of cash dividends is subject to the discretion of the Board of Directors and depends upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Cash dividends when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. The Bank’s ability to pay dividends to the Company is restricted by the laws and regulations of the State of South Carolina. Generally, these restrictions allow the Bank to pay dividends from current earnings without the prior written consent of the South Carolina Commissioner of Banking, if it received a satisfactory rating at its most recent examination. The Bank paid dividends of $640,000, and $580,000 to the Company during the three months ended March 31, 2015 and March 31, 2014, respectively.

Note 12: Comprehensive Income

We apply accounting standards which establish guidance for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and net unrealized gains or losses on securities.

Comprehensive income totaled $1,816,855 and $1,074,923 for the three months ended March 31, 2015 and 2014, respectively.

Note 13: Segment Information

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

Note 14: Derivative Instruments

Accounting standards require that all derivative instruments be recorded on the balance sheet at fair value. The accounting for the gain or loss due to change in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of March 31, 2015 and March 31, 2014.

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15: Cash Flows

Cash and cash equivalents include working cash funds, due from banks, interest-bearing deposits in other banks, items in process of collection and federal funds sold. To comply with Federal Reserve regulations, we are required to maintain certain average cash reserve balances. Our daily reserve requirement for the three-month period ending March 31, 2015 and the three-month period ending March 31, 2014 was satisfied by vault cash.

Note 16: Fair Value Measurements

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

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 are as follows:

Balance at March 31, 2015
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$24,702,969	$—	$—	$24,702,969
Government Sponsored Enterprises	—	49,809,201	—	49,809,201
Municipal Securities	—	31,924,860	1,368,443	33,293,303
Total	$24,702,969	$81,734,061	$1,368,443	$107,805,473

Balance at December 31, 2014
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$29,248,281	$—	$—	$29,248,281
Government Sponsored Enterprises	—	50,142,649	—	50,142,649
Municipal Securities	—	33,226,093	1,377,089	34,603,182
Total	$29,248,281	$83,368,742	$1,377,089	$113,994,112

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Real Estate Owned (OREO)

Loans, secured by real estate, are adjusted to fair value upon transfer to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or our estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraisal, we record the asset as nonrecurring Level 2. When an appraised value is not available or we determine the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the asset as nonrecurring Level 3. We had one property valued at $521,943 classified as OREO at March 31, 2015 and December 31, 2014

Impaired Loans

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

In accordance with this standard, the fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, we review the most recent appraisal and if it is over 18 months old we may request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, we may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically as an example, in situations where the collateral on a nonperforming commercial real estate loan is out of our primary market area, we would typically order an independent appraisal immediately, at the earlier of the date the loan becomes nonperforming or immediately following the determination that the loan is impaired. However, as a second example, on a nonperforming commercial real estate loan where we are familiar with the property and surrounding areas and where the original appraisal value far exceeds the recorded investment in the loan, we may perform an internal analysis whereby the previous appraisal value would be reviewed considering recent current conditions, and known recent sales or listings of similar properties in the area, and any other relevant economic trends. This analysis may result in the call for a new appraisal. These valuations are reviewed and updated on a quarterly basis.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2015 and December 31, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with topic ASC 820 “Fair Value Measurement”, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. We record the impaired loan as nonrecurring Level 3.

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an on going basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of March 31, 2015, and December 31, 2014, for which a nonrecurring change in fair value has been recorded as of March 31, 2015 and December 31, 2014.

March 31, 2015
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$6,320,804	$6,320,804
Other real estate owned	—	521,943	—	521,943
Total	$—	$521,943	$6,320,804	$6,842,747

December 31, 2014
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$5,767,240	$5,767,240
Other real estate owned	—	521,943	—	521,943
Total	$—	$521,943	$5,767,240	$6,289,183

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs
Nonrecurring measurements:
Impaired Loans	Discounted Appraisals	Collateral Discounts	0-25%
Other Real Estate Owned	Appraisal Value/ Comparison Sales/Other Estimates	Appraisals and/or Sales of Comparable Properties	Appraisals Discounted 10% to 20% for Sales Commissions and Other Holding Costs

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

c. Loans

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans at March 31, 2015 and December 31, 2014, approximate market.

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

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e. Short-term borrowings

The carrying amount approximates fair value due to the short-term nature of these instruments.

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,308,639	$7,308,639	7,308,639	—	—
Interest-bearing deposits in other banks	18,518,471	18,518,471	18,518,471	—	—
Investments available for sale	107,805,473	107,805,473	24,702,969	81,734,061	1,368,443
Mortgage loans to be sold	4,205,302	4,205,302	—	4,205,302	—
Loans	237,687,712	237,768,043	—	—	237,768,043
Financial Liabilities:
Deposits	332,954,046	332,980,125	—	332,980,125	—

	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$75,546,820	$—	$—	—	$—
Standby letters of credit	577,943	—	—	—	—

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,698,435	$4,698,435	4,698,435	—	—
Interest-bearing deposits in other banks	5,680,613	5,680,613	5,680,613	—	—
Investments available for sale	113,994,112	113,994,112	29,248,281	83,368,742	1,377,089
Mortgage loans to be sold	7,325,081	7,325,081	—	7,325,081
Loans	234,117,792	234,204,303	—	—	234,204,303
Financial Liabilities:
Deposits	322,419,027	322,435,308	—	322,435,308	—

	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$62,597,548	$—	$—	—	$—
Standby letters of credit	577,943	—	—	—	—

 BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17: Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In January 2014, the Financial Accounting Standards Board (“FASB”) amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments became effective for interim and annual reporting periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. We applied the amendments prospectively using the modified retrospective approach. These amendments did not have a material effect on our financial statements.

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

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments became effective for the Company for the first interim or annual period beginning after December 31, 2014. The Company applied the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. This adjustment did not have a material effect on our financial statements.

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

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2015, the FASB issued guidance which amends the consolidated requirements and significantly changes the consolidated analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous conclusions. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted, provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

Note 18: Reclassification

Certain reclassifications of accounts reported for previous periods have been made in these consolidated financial statements. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

Note 19: Subsequent Events

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this quarterly report contain certain “forward-looking statements” concerning the future operations. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. Forward looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Actual results may differ materially from those anticipated in any forward-looking statements. The words “may”, “would”, “could”, “should”, “will”, “expect”, “anticipate”, “predict”, “project”, “potential”, “continue”, “assume”, “believe”, “intend”, “plan”, “forecast”, “goal”, and “estimate”, as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

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

These risks are exacerbated by the developments over the last five years in national and international financial markets, and we are unable to predict what effect continued uncertainty in market conditions will have on us. There can be no assurance that the unprecedented developments experienced over the last five years will not materially and adversely affect the our business, financial condition and results of operations.

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $376,587,308 in assets as of March 31, 2015 and net income of $1,204,960 for the three months ended March 31, 2015. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of our financial condition as of March 31, 2015 as compared to December 31, 2014 and the results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The discussion and analysis identifies significant factors that have affected our financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

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

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers. The reserve for credit losses consists of the allowance for loan losses (the “Allowance”) and a reserve for unfunded commitments (the “Unfunded Reserve”). The Allowance provides for probable and estimable losses inherent in our loan and lease portfolio. The Allowance is increased or decreased through the provisioning process. For a detailed discussion on the allowance for loan losses see “Allowance for Loan Losses”.

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2015 and our notes included in the consolidated financial statements in our 2014 Annual Report on Form 10-K as filed with the SEC.

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

BALANCE SHEET

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash, noninterest-bearing deposits, and interest-earning deposits. All amounts are readily convertible to cash and have maturities of less than 90 days. Total cash and cash equivalents increased 148.84% or $15,448,062 to $25,827,110 at March 31, 2015, from $10,379,048 at December 31, 2014. This increase was primarily due to an increase in deposits and from the sale of investment securities.

Regulations set by the Federal Reserve require that we maintain certain average cash reserve balances. For the three months ended March 31, 2015 and 2014 our cash reserve requirement with the Federal Reserve was satisfied by vault cash.

LOANS

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. At March 31, 2015, outstanding loans (plus deferred loan fees of $89,840) totaled $237,687,712 which equaled 71.39% of total deposits and 63.12% of total assets. Substantially all loans were to borrowers located in our market area of Charleston, Dorchester and Berkeley Counties of South Carolina.

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

The breakdown of total loans by type and the respective percentage of total loans are as follows:

	March 31,		December 31,
	2015	2014	2014
Commercial loans	$50,340,590	$53,233,240	$49,899,577
Commercial real estate:
Commercial real estate construction	1,414,919	1,496,366	1,511,702
Commercial real estate other	121,298,276	107,489,145	115,739,682
Consumer:
Consumer real estate	59,626,262	60,682,506	62,054,983
Consumer other	5,007,665	4,339,208	4,911,848
	237,687,712	227,240,465	234,117,792
Allowance for loan losses	(3,334,088)	(3,323,565)	(3,334,848)

Loans, net	$234,353,624	$223,916,900	$230,782,944

Percentage of Loans	March 31,		December 31,
	2015	2014	2014
Commercial loans	21.18%	23.43%	21.31%
Commercial real estate construction	.59%	.66%	.64%
Commercial real estate other	51.03%	47.30%	49.44%
Consumer real estate	25.09%	26.70%	26.51%
Consumer other	2.11%	1.91%	2.10%

Total	100.00%	100.00%	100.00%

INVESTMENT SECURITIES AVAILABLE FOR SALE

We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. We believe that maintaining our securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on investments at March 31, 2015 was 2.26% compared to 2.12% at December 31, 2014. The amortized cost of the investments available for sale at March 31, 2015, March 31, 2014 and December 31, 2014 and percentage of each category to total investments are as follows:

	INVESTMENT PORTFOLIO
	March 31, 2015	March 31, 2014	December 31, 2014
US Treasury Notes	$24,702,969	$10,747,414	$29,248,281
Government-Sponsored Enterprises	49,809,201	45,639,243	50,142,649
Municipal Securities	33,293,303	33,842,675	34,603,182
	$107,805,473	$90,229,332	$113,994,112

US Treasury Notes	22.92%	11.91%	25.66%
Government-Sponsored Enterprises	46.20%	50.58%	43.99%
Municipal Securities	30.88%	37.51%	30.35%
	100.00%	100.00%	100.00%

All investment securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at March 31, 2015 and December 31, 2014. The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis. (See “non-interest income” for discussion on the sale of investment securities.)

The amortized cost and fair value of investment securities available for sale are summarized as follows as of March 31, 2015 and December 31, 2014:

	MARCH 31, 2015
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$24,343,524	$359,445	$—	$24,702,969
Government-Sponsored Enterprises	49,273,511	586,283	50,593	49,809,201
Municipal Securities	31,244,126	2,060,179	11,002	33,293,303

Total	$104,861,161	$3,005,907	$61,595	$107,805,473

	DECEMBER 31, 2014
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$29,162,412	$105,627	$19,758	$29,248,281
Government-Sponsored Enterprises	50,194,951	95,961	148,263	50,142,649
Municipal Securities	32,663,698	1,973,743	34,259	34,603,182

Total	$112,021,061	$2,175,331	$202,280	$113,994,112

The amortized cost and fair value of investment securities available for sale at March 31, 2015, and December 31, 2014, by contractual maturity are as follows:

March 31, 2015
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$2,843,581	$2,866,612
Due in one year to five years	38,193,626	39,112,637
Due in five years to ten years	59,095,627	60,926,495
Due in ten years and over	4,728,327	4,899,729

Total	$104,861,161	$107,805,473

December 31, 2014
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$8,324,400	$8,362,398
Due in one year to five years	43,301,670	43,851,426
Due in five years to ten years	52,566,597	53,671,067
Due in ten years and over	7,828,394	8,109,221

Total	$112,021,061	$113,994,112

The fair value of investment securities available for sale with unrealized losses at March 31, 2015, and December 31, 2014, are as follows:

MARCH 31, 2015
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$—	$—	$—	$—	$—	$—
Government-Sponsored Enterprises	5,058,305	50,593	—	—	5,058,305	50,593
Municipal Securities	946,179	11,002	—	—	946,179	11,002
Total	$6,004,484	$61,595	$—	$—	$6,004,484	$61,595

DECEMBER 31, 2014
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$4,948,438	$19,758	$—	$—	$4,948,438	$19,758
Government-Sponsored Enterprises	28,850,132	148,263	—	—	28,850,132	148,263
Municipal Securities	931,428	27,182	1,557,833	7,077	2,489,261	34,259
Total	$34,729,998	$195,203	$1,557,833	$7,077	$36,287,831	$202,280

At March 31, 2015, we had one Agency Note with an unrealized loss of $50,593 and one Municipal Security with an unrealized loss of $11,002. At December 31, 2014 we had two US Treasury Notes with an unrealized loss of $19,758, seven Agency Notes with an unrealized loss of $148,263 and three Municipal Securities with an unrealized loss of $34,259. The unrealized losses on investments were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Therefore, these investments are not considered other-than-temporarily impaired. We have the ability to hold these investments until market price recovery or maturity.

DEPOSITS

Deposits remain our primary source of funding for loans and investments. Average interest bearing deposits provided funding for 59.38% of average earning assets for the three months ended March 31, 2015, and 61.88% for the twelve months ended December 31, 2014. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	March 31,		December 31,
	2015	2014	2014
Non-interest bearing demand	$110,870,296	$85,613,981	$107,072,271
Interest bearing demand	82,836,134	75,233,813	79,397,647
Money market accounts	51,708,012	50,885,257	47,450,210
Certificates of deposit over $250,000	32,458,859	34,867,227	32,371,243
Other time deposits	27,803,082	30,900,209	29,450,092
Other savings deposits	27,277,663	22,368,706	26,677,564

Total Deposits	$332,954,046	$299,878,193	$322,419,027

Percentage of Deposits	March 31,		December 31,
	2015	2014	2014
Non-interest bearing demand	33.30%	28.55%	33.21%
Interest bearing demand	24.88%	25.09%	24.62%
Money Market accounts	15.53%	16.97%	14.72%
Certificates of deposit over $250,000	9.75%	11.63%	10.04%
Other time deposits	8.35%	10.30%	9.14%
Other savings deposits	8.19%	7.46%	8.27%

Total Deposits	100.00%	100.00%	100.00%

Deposits increased 11.03% or $33,075,853 from March 31, 2014 to March 31, 2015 and increased 3.27% or $10,535,019 from December 31, 2014 to March 31, 2015. These increases were primarily due to larger balances in existing customer accounts as well as the opening of new accounts. Certificates of Deposit of over $250,000 totaled $32,458,859, $34,876,227 and $32,371,243 at March 31, 2015, March 31, 2014 and December 31, 2014, respectively.

At March 31, 2015 and March 31, 2014, deposits with an aggregate deficit balance of $22,388 and $17,869, respectively were re-classified as other loans. At December 31, 2014 deposits with an aggregate deficit balance of $58,364 were reclassified as other loans.

SHORT-TERM BORROWINGS

Short term borrowings are summarized as follows:

	March 31, 2015	December 31, 2014
Securities sold under agreement to repurchase	$3,981,017	$6,980,681
Total	$3,981,017	$6,980,681

Securities sold under agreements to repurchase with customers mature on demand. These borrowings were collateralized by three US Treasury Notes and one Agency Note with an amortized cost of $8,717,662 and a fair value of $8,902,243 at March 31, 2015. At December 31, 2014, the borrowings were collateralized by five US Treasury Notes with an amortized cost of $8,502,891 and a fair value of $8,553,484. The agreements to repurchase had a weighted average interest rate of .025% at March 31, 2015 and December 31, 2014, respectively. The average amount of outstanding agreements to repurchase was $5,464,202 during the three months ended March 31, 2015 and $2,426,044 for the twelve months ended December 31, 2014. The securities underlying the repurchase agreements were held in safekeeping by an authorized broker. At the maturity date of this agreement the securities will be returned to our account.

At March 31, 2015 and December 31, 2014, we had no outstanding federal funds purchased with the option to borrow up to $13,000,000 on short term lines of credit. In March 2012, we established a $6 million REPO Line with Raymond James. There have been no borrowings under this agreement. We also established a Borrower-In-Custody arrangement with the Federal Reserve as a secondary source of liquidity. This arrangement permits us to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement we could borrow up to $72 million and $71 million at March 31, 2015 and December 31, 2014, respectively. There have been no borrowings under this arrangement.

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

Net income increased $249,162 or 26.07% to $1,204,960, or basic and diluted earnings per share of $.27 and $.26, respectively, for the three months ended March 31, 2015, from $955,798, or basic and diluted earnings per share of $.21 and $.21, respectively, for the three months ended March 31, 2014. Our return on average assets and average equity for the three months ended March 31, 2015 were 1.32% and 12.93%, respectively, compared with 1.15% and 10.92%, respectively, for the three months ended March 31, 2014.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $275,769 or 8.88% to $3,381,131 for the three months ended March 31, 2015 from $3,105,362 for the three months ended March 31, 2014. This increase was primarily due to increases in interest and fees on loans and interest and dividends from investment securities. Our local economy continues to improve which is giving our customers a positive outlook for the future. As such, our customers are again investing in their businesses. Our average loans increased $13,612,037 or 6.01% to $239,935,324 for the three months ended March 31, 2015, compared to $226,323,287 for the three months ended March 31, 2014. The yield on average loans remained relatively unchanged from 4.86% for the three months ended March 31, 2014, to 4.84% for the three months ended March 31, 2015. Interest income on loans increased $154,794 for the three months ended March 31, 2015 to $2,864,706 from $2,709,972 for the three months ended March 31, 2014.

Average investment securities increased $16,100,528 or 17.07% for the three months ended March 31, 2015, with a yield of 2.21% as compared to $94,312,766 for the three months ended March 31, 2014, with a yield of 2.11%. Interest and dividends on investment securities increased $111,555 to $602,962 for the three months ended March 31, 2015. This was an increase of 22.70% from $491,407 for the three months ended March 31, 2014. An increase in deposits gave us the opportunity to invest our excess cash in investment securities to improve our earnings yield.

Allowance for Loan Losses

The allowance for loan losses represents our estimate of probable losses inherent in our loan portfolio. The adequacy of the allowance for loan losses (the “allowance”) is reviewed monthly by the Loan Committee and on a quarterly basis by the Board of Directors. For purposes of this analysis, adequacy is defined as a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented. To remain Generally Accepted Accounting Principals (“GAAP”) compliant the methodology employed for this analysis has been modified over the years to reflect the economic environment. This allowance is reviewed on a monthly basis by Credit Personnel (who have no lending authority nor complete the allowance). In addition, the allowance is validated on a periodic basis by the Company’s Risk Management Officer. The methodology is based on a Reserve Model that is comprised of the three components listed below:

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

A general reserve analysis is performed on all loans, excluding impaired loans. This analysis includes a pool of loans that are reviewed for impairment but are not found to be impaired. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a five-year period. The five-year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. The five-year historical loss percentage was .139% at March 31, 2015. In the second quarter of 2014, we moved from a three-year historical ratio to a five-year historical loss ratio to better reflect the economic cycle. The three-year historical loss percentage at March 31, 2014 was .100%.

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

Although significantly under the threshold of 100% of capital (currently approximately $38 million), the number of overmargined real estate loans currently totals approximately $14.9 million or approximately 6.28% of our loan portfolio at March 31, 2015 compared to $20.9 million or approximately 9.21% of the loan portfolio at March 31, 2014.

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

We have over 350 years of lending experience among our lending staff. In addition to the lending staff, we have an Advisory Board for each office comprised of business and community leaders from the specific office market area. An additional Advisory Board was created during 2012, to support our business efforts in the North Charleston area of South Carolina. As noted previously, the Bank recently announced its intention to open an office in North Charleston, South Carolina on Highway 78 and Ingleside Boulevard. We have signed a lease with an anticipated opening in 2016. We meet with these advisory boards quarterly to discuss the trends and conditions in each respective market. We are aware of the many challenges currently facing the banking industry. As other banks look to increase earnings in the short term, we will continue to emphasize the need to maintain safe and sound lending practices and core deposit growth managed with a long term objective.

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

As of March 31, 2015, there were only four Standard Industrial Code groups that comprised more than 2% of our total outstanding loans. The four groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, and legal services.

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

Risk includes a function of time during which the borrower’s financial condition may change; therefore, keeping financial information up to date is important to us. Our policy requires all new loans (with a credit exposure of $10,000 or more), regardless of the customer’s history with us, to have updated financial information. In addition, we monitor appraisals closely as real estate values are improving.

Based on our allowance for loan loss model, we recorded a provision for loan loss of $5,000 for the three months ended March 31, 2015 compared to $30,000 for the three months ended March 31, 2014. At March 31, 2015 the five-year average loss ratios were: .150% Commercial, .465% Consumer, .359% 1-4 Residential, ..000% Real Estate Construction and .033% Real Estate Mortgage. The five-year historical loss ratio used at March 31, 2015 was .139% compared to a three year historical loss ratio of .100% at March 31, 2014. During the second quarter of 2014, we moved to a five- year historical loss ratio from a three-year historical loss ratio to better reflect the economic cycle.

During the three months ended March 31, 2015, charge-offs of $21,000 and recoveries of $15,240 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $3,334,088 or 1.40% of total loans at March 31, 2015, compared to charge-offs of $6,018 and recoveries of $7,306 resulting in an allowance for loan losses of $3,323,565 or 1.46% of total loans at March 31, 2014.

We had impaired loans totaling $7,679,523 as of March 31, 2015 compared to $7,020,982 at March 31, 2014. Impaired loans include non-accrual loans with balances at March 31, 2015, and 2014, of $1,019,172 and $1,501,158, respectively and restructured loans (“TDR”) with balances at March 31, 2015 and 2014 of $453,751 and $1,184,994, respectively. We had two restructured loans at March 31, 2015 and four restructured loans at March 31, 2014. According to GAAP, we are required to account for certain loan modifications or restructuring as a troubled debt restructuring, when appropriate. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Changes that occurred between March 31, 2014 and March 31, 2015 include a loan receivable with a balance of $596,090 at March 31, 2014, being removed from a TDR status. The borrower consistently paid as agreed and made substantial reductions to principal. Refinance guidance ASC 310-20-35-9 allows for a loan to be removed from the TDR status if the terms of the loan reflect current market rates. To be in compliance with its modified terms, a loan that is a TDR must not be in nonaccrual status and must be current or less than 30 days past due on its contractual principal and interest payments under the modified repayment terms. This loan is no longer classified as impaired as of March 31, 2015. Another change that occurred between March 31, 2014 and March 31, 2015 was a loan receivable classified as a TDR with a balance of $101,773 at March 31, 2014, that was paid off. We do not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and we deem it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of 6 to 9 months, they are reviewed individually to determine if they should be returned to accrual status. There were four loans over 90 days past due still accruing interest at March 31, 2015 and one loan over 90 days past due still accruing interest at March 31, 2014.

As previously noted, non-accrual loans at March 31, 2015 and March 31, 2014 totaled $1,019,172 and $1,501,158, respectively. One loan receivable with a non-accrual status in the amount of $57,959 at March 31, 2014, was returned to accrual status during the period between March 31, 2014 and March 31, 2015. The borrower had a documented change in employment resulting in greatly improved regular income. In addition, the customer made payments consistently, reducing the past due status to less than 30 days for a period of over 6 months. All principal and interest are current and repayment of the remaining contractual principal and interest is expected. The balance of this loan was $45,959 at March 31, 2015. Additional changes that occurred between March 31, 2014 and March 31, 2015 were two loan receivables in the amount of $557,416 that were moved to OREO. One of these loan receivables valued at $35,473 was ultimately sold at a gain of $2,382 during 2014. In addition, one loan receivable was placed on non-accrual status between March 31, 2014 and March 31, 2015. The current balance of this loan at March 31, 2015, was $204,414.

Net charge-offs for the three months ended March 31, 2015, were $5,760 as compared to net recoveries of $1,288 for the three months ended March 31, 2014. Although uncertainty in the economic outlook still exists, we believe loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The following table represents the net charge-offs by loan type.

Net (charge-offs) recovery
	March 31, 2015	March 31, 2014
Commercial Loans	$—	$—
Commercial Real Estate	(6,000)	3,147
Consumer Real Estate	—	—
Consumer Other	240	(1,859)
Net (charge-offs) recovery	$(5,760)	$1,288

We believe the allowance for loan losses at March 31, 2015 is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events which we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting our operating results.

The following table presents a breakdown of the allowance for loan losses as of March 31, 2015 and 2014, respectively.

	March 31, 2015		March 31, 2014
	Allowance by loan type	Percentage of loans to total loans	Allowance by loan type	Percentage of loans to total loans
Commercial Loans	$1,100,802	21%	$1,508,362	23%
Commercial Real Estate	1,191,722	52%	1,197,893	48%
Consumer Real Estate	895,954	25%	524,597	27%
Consumer Other	145,610	2%	92,712	2%
Total	$3,334,088	100%	$3,323,565	100%

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. No provision was recorded during the three months ended March 31, 2015 or the three months ended March 31, 2014, resulting in no change to the balance of $20,825.

Other Income

Other income increased $191,323 or 35.47% to $730,658 for the three months ended March 31, 2015, from $539,335 for the three months ended March 31, 2014. This increase was primarily due to an increase in mortgage banking income of $150,091 or 66.10% to $377,146 for the three months ended March 31, 2015 as compared to $227,055 for the three months ended March 31, 2014. Mortgage originations increased $4,231,759 for the three months ended March 31, 2015, from $14,695,383 for the three months ended March 31, 2014. This increase was primarily due to low interest rates and a good economy in our market area. We also had a gain of $111,313 on the sale of $11,000,000 in securities which included two Agency Notes and two US Treasury Notes for the three months ended March 31, 2015. This compares to a gain of $84,898 on the sale of $14,000,000 in investment securities for the three months ended March 31, 2014. This sale included one Agency Note and three US Treasury Notes.

Other Expense

Other expense increased $98,555 or 4.40% to $2,339,054 for the three months ended March 31, 2015, from $2,240,499 for the three months ended March 31, 2014. This increase was primarily due to increases in salaries and employee benefits and an increase in other operating expenses. Salaries and employee benefits increased $86,262 or 6.64% from $1,329,911 for the three months ended March 31, 2014 to $1,416,173 for the three months ended March 31, 2015, as a result of annual merit increases, an increase in the cost of providing medical insurance and an increase in the contribution made to the Employee Stock Ownership Plan (“ESOP”). Wages increased $64,477 to $1,112,759 for the three months ended March 31, 2015. This increase was primarily due to an increase in base wages and the addition of new positions in our Credit and Technology Departments, as well as a new mortgage lender. The cost of providing insurance for employees increased $6,304 from $130,729 for the three months ended March 31, 2014 to $137,033 for the three months ended March 31, 2015. Our monthly contribution to the ESOP increased from $22,500 in 2014 to $25,000 in 2015.

Our other operating expenses increased $13,366 or 2.45% to $559,282 for the three months ended March 31, 2015, from $545,916 for the three months ended March 31, 2014. This increase was primarily due to as an increase in advertising and customer relations expense and charitable contributions. Advertising and customer relation expenses increased $5,059 as a result of our increased focus on business development. Charitable contributions increased $5,750 to $19,250 for the three months ended March 31, 2015. As a community bank we pride ourselves on making a difference in our community, not only financially but also through service by our employees in local civic and community groups.

Income Tax Expense

For the three months ended March 31, 2015, the Company’s effective tax rate was 31.84% compared to 30.45% during the three months ended March 31, 2014.

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

Our off-balance sheet arrangements consist principally of commitments to extend credit described below. We estimate probable losses related to binding unfunded lending commitments and record a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At March 31, 2015 and 2014 the balance of this reserve was $20,825. At March 31, 2015 and 2014, we had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $75,546,820 and $61,498,207 at March 31, 2015 and 2014, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2015 and 2014 was $577,943 and $557,593, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $4,205,302 at March 31, 2015, to sell loans held for sale of $4,205,302. At March 31, 2014, we had forward sales commitments of $6,809,498. The fair value of these commitments was not significant at March 31, 2015 or 2014. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to six months with unlimited recourse as a result of fraud. The unpaid principal balance of loans sold with recourse was $7.63 million at March 31, 2015 and $10.08 million at March 31, 2014. For the three months ended March 31, 2015 and March 31, 2014 there were no loans repurchased.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 36.60% and 32.17% of total assets at March 31, 2015 and 2014, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At March 31, 2015, we had unused short-term lines of credit totaling approximately $13 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale. In March 2012, we established a $6 million REPO Line with Raymond James. There have been no borrowings under this agreement. We also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At March 31, 2015 we could borrow up to $72 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our reliance on certificates of deposit greater than $100,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At March 31, 2015 and 2014, our liquidity ratio was 33.67% and 26.48%, respectively.

Capital Resources

Our capital needs have been met to date through the $10,600,000 in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options for a total shareholders’ equity at March 31, 2015, of $38,016,048. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Full compliance with all of the final rule requirements will be phased in over a multi-year schedule. The risk-based capital ratio at March 31, 2015 for the Bank was 14.64%.

Prior to January 1, 2015, the capital rules for US Banks were based on Basel I which was designed to highlight differences in risk profiles among financial institutions and to account for off-balance sheet risk. Basel I required a minimum risk-based capital ratio of 8% for bank holding companies and banks. The total risk-based capital ratio at March 31, 2014 for the Bank was 14.51%.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the financial statements. We must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Current and previous quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. We believe, as of March 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which we are subject.

At March 31, 2014, the Company and Bank were categorized as “well capitalized” under Basel I. To be categorized as “well capitalized” the Company and the Bank had to maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank had to maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively.

At March 31, 2015, the Company and the Bank were categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10%, 8.0%, 6.5% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8%, 6%, 4.5%, and 4.0%, respectively.

There are no current conditions or events that we are aware of that would change the Company’s or the Bank’s category.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of March 31, 2015 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2015, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. Based on this assessment, management believes that as of March 31, 2015, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In our opinion, there are no other legal proceedings pending other than routine litigation incidental to our business involving amounts which are not material to our financial condition.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

2.	Exhibits

	2.0	Plan of Reorganization (Filed with 1995 10-KSB)
	3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
	3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
	3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2012)
	4.0	2015 Proxy Statement (Filed with 2014 10-K)
	10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
	10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
	10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
	10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
	10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed With 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with March 31, 2014 10-Q)
	10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
	10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
	10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
	10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (filed with 2013 10-K)
	14.0	Code of Ethics (Filed with 2004 10-KSB)
	21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
	31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
	31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
	32.1	Certification pursuant to Section 1350
	32.2	Certification pursuant to Section 1350
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101-LAB	XBRL Taxonomy Extension Label Linkbase Document
	101-PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF SOUTH CAROLINA CORPORATION

May 8, 2015
	BY:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell President/Chief Executive Officer

BY:	/s/ Sheryl G. Sharry
Sheryl G. Sharry Chief Financial Officer/ Executive Vice President