Form 10-Q
period 2015-06-30
BANK OF SOUTH CAROLINA CORP
filed 2015-08-07
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015 there were 4,469,013 Common Shares outstanding.

BANK OF SOUTH CAROLINA CORPORATION

AND SUBSIDIARY

PART I - ITEM 1 - FINANCIAL STATEMENTS

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$6,603,741	$4,698,435
Interest bearing deposits in other banks	11,400,374	5,680,613
Investment securities available for sale	103,177,428	113,994,112
Mortgage loans to be sold	6,454,882	7,325,081
Loans	240,456,346	234,117,792
Less: Allowance for loan losses	(3,407,758)	(3,334,848)
Net loans	237,048,588	230,782,944
Premises and equipment, net	2,338,579	2,352,423
Other real estate owned	521,943	521,943
Accrued interest receivable	1,228,169	1,290,380
Other assets	867,454	579,871

Total assets	$369,641,158	$367,225,802

Liabilities and Shareholders' Equity:
Liabilities
Deposits:
Non-interest bearing demand	$109,767,308	$107,072,271
Interest bearing demand	79,352,827	79,397,647
Money market accounts	54,481,146	47,450,210
Certificates of deposit over $250,000	33,779,786	32,363,615
Other time deposits	27,782,781	29,457,720
Other savings deposits	24,782,301	26,677,564
Total deposits	329,946,149	322,419,027

Short-term borrowings	481,110	6,980,681
Accrued interest payable and other liabilities	1,294,202	1,066,112
Total liabilities	331,721,461	330,465,820

Shareholders’ Equity
Common Stock - No par value; 12,000,000 shares authorized; Shares issued 4,688,464 At June 30, 2015 and 4,680,839 at December 31, 2014. Shares outstanding 4,469,013 at June 30, 2015 and 4,461,388 at December 31, 2014.	—	—

Additional paid in capital	28,931,269	28,779,108
Retained earnings	9,937,736	8,640,291
Treasury stock: 219,451 shares	(1,902,439)	(1,902,439)
Accumulated other comprehensive income, net of income taxes	953,131	1,243,022

Total shareholders' equity	37,919,697	36,759,982

Total liabilities and shareholders' equity	$369,641,158	$367,225,802

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2015	2014
Interest and fee income
Interest and fees on loans	$2,958,135	$2,814,009
Interest and dividends on investment securities	586,084	488,798
Other interest income	6,444	12,949
Total interest and fee income	3,550,663	3,315,756

Interest expense
Interest on deposits	99,423	103,024
Interest on short-term borrowings	156	—
Total interest expense	99,579	103,024

Net interest income	3,451,084	3,212,732
Provision for loan losses	70,000	20,000
Net interest income after provision for
loan losses	3,381,084	3,192,732

Other income
Service charges, fees and commissions	251,207	233,921
Mortgage banking income	457,590	303,288
Other non-interest income	6,607	7,188
Gain on sale of securities	153,088	138,838
Total other income	868,492	683,235

Other expense
Salaries and employee benefits	1,475,677	1,329,048
Net occupancy expense	376,029	368,057
Other operating expenses	547,752	555,835
Total other expense	2,399,458	2,252,940

Income before income tax expense	1,850,118	1,623,027
Income tax expense	596,680	513,100
Net income	$1,253,438	$1,109,927

Basic income per common share	$0.28	$0.25
Diluted income per common share	$0.27	$0.24

Weighted average shares outstanding
Basic	4,464,368	4,461,388
Diluted	4,580,750	4,583,833

Cash Dividend Per Share	$0.13	$0.13

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
Interest and fee income
Interest and fees on loans	$5,822,901	$5,523,980
Interest and dividends on investment securities	1,189,045	980,205
Other interest income	13,318	18,556
Total interest and fee income	7,025,264	6,522,741

Interest expense
Interest on deposits	192,157	204,646
Interest on short-term borrowings	893	—
Total interest expense	193,050	204,646

Net interest income	6,832,214	6,318,095
Provision for loan losses	75,000	50,000
Net interest income after provision for
loan losses	6,757,214	6,268,095

Other income
Service charges, fees and commissions	488,493	456,437
Mortgage banking income	834,736	530,342
Other non-interest income	11,520	12,054
Gain on sale of securities	264,401	223,735
Total other income	1,599,150	1,222,568

Other expense
Salaries and employee benefits	2,891,850	2,658,959
Net occupancy expense	739,627	732,728
Other operating expenses	1,107,035	1,101,751
Total other expense	4,738,512	4,493,438

Income before income tax expense	3,617,852	2,997,225
Income tax expense	1,159,455	931,500
Net income	$2,458,397	$2,065,725

Basic income per common share	$0.55	$0.46
Diluted income per common share	$0.54	$0.45

Weighted average shares outstanding
Basic	4,462,886	4,461,388
Diluted	4,582,404	4,584,308

Cash Dividend Per Share	$0.26	$0.26

See accompanying notes to consolidated financial statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2015	2014
Net income	$1,253,438	$1,109,927
Other comprehensive income
Unrealized (loss) gain on securities (net of tax ($472,977) and $31,100, respectively)	(805,341)	140,424
Reclassification adjustment for gains included in income (net of tax $56,643 and $51,370, respectively)	(96,445)	(87,468)
Other comprehensive (loss) income, net of tax	(901,786)	52,956
Total Comprehensive income	$351,652	$1,162,883

	SIX MONTHS ENDED JUNE 30,
	2015	2014
Net income	$2,458,397	$2,065,725
Other comprehensive income
Unrealized (loss) gain on securities (net of tax ($72,425) and $101,063, respectively)	(123,319)	313,034
Reclassification adjustment for gains included in income (net of tax $97,829 and $82,782, respectively)	(166,572)	(140,953)
Other comprehensive (loss) income, net of tax	(289,891)	172,081
Total Comprehensive income	$2,168,506	$2,237,806

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL

December 31, 2013	$28,678,150	$7,007,532	$(1,902,439)	$955,900	$34,739,143
Net income	—	2,065,725	—	—	2,065,725
Other comprehensive income	—	—	—	172,081	172,081
Exercise of stock options	26,050	—	—	—	26,050
Stock-based compensation expense	36,780	—	—	—	36,780
Cash dividends ($0.26per common share)	—	(1,159,961)	—	—	(1,159,961)
June 30, 2014	$28,740,980	$7,913,296	$(1,902,439)	$1,127,981	$35,879,818

December 31, 2014	$28,779,108	$8,640,291	$(1,902,439)	$1,243,022	$36,759,982
Net income	—	2,458,397	—	—	2,458,397
Other comprehensive loss	—	—	—	(289,891)	(289,891)
Exercise of stock options	113,254	—	—	—	113,254
Stock-based compensation expense	38,907	—	—	—	38,907
Cash dividends ($0.26per common share)	—	(1,160,952)	—	—	(1,160,952)
June 30, 2015	$28,931,269	$9,937,736	$(1,902,439)	$953,131	$37,919,697

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$2,458,397	$2,065,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99,451	101,208
Gain on sale of securities	(264,401)	(223,735)
Provision for loan losses	75,000	50,000
Stock-based compensation expense	38,907	36,780
Net amortization of unearned discounts on investments	48,540	210,773
Origination of mortgage loans held for sale	(49,005,737)	(28,845,724)
Proceeds from sale of mortgage loans held for sale	49,875,936	28,581,137
Decrease (increase) in accrued interest receivable and other assets	209,283	(187,015)
Increase in accrued interest payable and other liabilities	227,098	433,482

Net cash provided by operating activities	3,762,474	2,222,631

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	2,145,000	1,755,000
Proceeds from sale of investment securities available for sale	15,219,799	19,529,603
Purchase of investment securities available for sale	(7,056,800)	(19,516,040)
Net increase in loans	(6,340,644)	(12,760,402)
Purchase of premises, equipment and leasehold Improvements, net	(85,607)	(88,601)

Net cash provided (used) by investing activities	3,881,748	(11,080,440)

Cash flows from financing activities:
Net increase in deposit accounts	7,527,122	16,610,019
Net decrease in short-term borrowings	(6,499,571)	—
Dividends paid	(1,159,960)	(1,159,636)
Stock options exercised	113,254	26,050

Net cash used by financing activities	(19,155)	15,476,433

Net increase in cash and cash equivalents	7,625,067	6,618,624
Cash and cash equivalents at beginning of period	10,379,048	22,124,096

Cash and cash equivalents at end of period	$18,004,115	$28,742,720

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$201,704	$216,283
Income taxes	$972,252	$661,000

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$992	$325
Change in unrealized (loss) gain on available for sale securities, net of tax	$(289,891)	$172,081
Transfer of loans to other real estate owned	$—	$521,943

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

The Bank operates as an independent, community oriented, commercial bank providing a broad range of financial services and products. We have four banking house locations: 256 Meeting Street, Charleston, SC, 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC and 2027 Sam Rittenberg Boulevard, Charleston, SC. We intend to open a banking office in North Charleston, SC on Highway 78 and Ingleside Boulevard in the future.

References to “we,” “us,” “our,” “the Bank,” or “the Company” refer to the parent and its subsidiary, that are consolidated for financial purposes.

The consolidated financial statements in this report are unaudited, except for the December 31, 2014 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results which may be expected for the entire year.

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

To comply with Federal Reserve regulations, we are required to maintain certain average cash reserve balances. Our daily reserve requirement for the three and six month periods ending June 30, 2015 and the three and six month periods ending June 30, 2014 was satisfied by vault cash.

Note 3: Investment Securities

We classify investments into three categories as follows: (1) Held to Maturity - debt securities that we have the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for the three and six months ended June 30, 2015 and at December 31, 2014. We do not have any mortgage-backed securities nor have we ever invested in mortgage-backed securities. (See “non-interest income” for discussion on the sale of investment securities.)

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. At June 30, 2015 and December 31, 2014, we had approximately $6.5 million and $7.3 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered and are included in mortgage banking income in the consolidated statements of income.

Note 5: Loans and Allowance for Loan Losses

Loans are carried at principal amounts outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield. Interest income on all loans is recorded on an accrual basis. The accrual of interest and the amortization of net loan fees are generally discontinued and accrued interest amounts are reversed against interest income on loans which 1) are maintained on a cash basis because of deterioration in the financial condition of the borrower; 2) for which payment of full principal is not expected; or 3) upon which principal or interest has been in default for a period of 90 days or more. The accrual of interest, however, may continue on these loans if they are well secured, in the process of collection, and management deems it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six to nine months, they are reviewed individually by management to determine if they should be returned to accrual status. We define past due loans based on contractual payment and maturity dates.

We account for nonrefundable fees and costs associated with originating or acquiring loans by requiring that loan origination fees be recognized over the life of the related loan as an adjustment on the loan’s yield. Deferred loan fees were $101,394 at June 30, 2015 and $89,441 at December 31, 2014. Certain direct loan origination costs shall be recognized over the life of the related loan as a reduction of the loan’s yield.

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

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of the non-accrual loans as of June 30, 2015 and December 31, 2014.

June 30, 2015
Loans Receivable on Non-Accrual
Commercial	$—
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	1,341,611
Consumer:
Consumer Real Estate	458,609
Consumer - Other	19,274
Total	$1,819,494

December 31, 2014
Loans Receivable on Non-Accrual
Commercial	$—
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	882,413
Consumer:
Consumer Real Estate	—
Consumer - Other	—
Total	$882,413

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of our delinquent loans, excluding mortgage loans held for sale, as of June 30, 2015 and December 31, 2014.

June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$153,526	1,068,501	99,737	1,321,764	48,209,667	49,531,431	99,737
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	1,466,902	1,466,902	—
Commercial Real Estate -Other	708,974	—	1,247,964	1,956,938	119,599,453	121,556,391	394,016
Consumer:
Consumer- Real Estate	69,558	—	537,012	606,570	62,524,504	63,131,074	—
Consumer-Other	75,665	2,152	19,274	97,091	4,673,457	4,770,548	78,402
Total	$1,007,723	1,070,653	1,903,987	3,982,363	236,473,983	240,456,346	572,155

December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$557,608	2,474	—	560,082	49,339,495	49,899,577	—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	1,511,702	1,511,702	—
Commercial Real Estate -Other	229,607	589,705	1,665,673	2,484,985	113,254,697	115,739,682	1,274,119
Consumer:
Consumer- Real Estate	—	—	—	—	62,054,983	62,054,983	—
Consumer-Other	17,468	—	—	17,468	4,894,380	4,911,848	—
Total	$804,683	592,179	1,665,673	3,062,535	231,055,257	234,117,792	1,274,119

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

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015 and December 31, 2014, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans For June 30, 2015
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Related Allowance
Commercial	$793,234	$793,234	$—
Commercial Real Estate	3,293,454	3,314,454	—
Consumer Real Estate	522,364	522,364	—
Consumer Other	7,530	7,530	—

Total	4,616,582	4,637,582	—

With an allowance recorded:
Commercial	1,113,947	1,113,947	637,115
Commercial Real Estate	992,311	992,311	193,773
Consumer Real Estate	1,196,546	1,196,546	357,807
Consumer Other	162,594	162,594	162,594

Total	3,465,398	3,465,398	1,351,289
Grand Total	$8,081,980	$8,102,980	$1,351,289

Impaired and Restructured Loans As of December 31, 2014
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Related Allowance
Commercial	$634,865	$634,865	$—
Commercial Real Estate	3,349,844	3,349,844	—
Consumer Real Estate	351,140	351,140	—
Consumer Other	—	—	—

Total	4,335,849	4,335,849	—

With an allowance recorded:
Commercial	1,157,560	1,157,560	784,561
Commercial Real Estate	846,008	846,008	209,189
Consumer Real Estate	672,163	672,163	250,590
Consumer Other	39,547	39,547	39,547

Total	2,715,278	2,715,278	1,283,887
Grand Total	$7,051,127	$7,051,127	$1,283,887

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2015 and 2014, respectively.

Average Recorded Investment and Interest Income Impaired and Restructured Loans For the Three Months Ended
	June 30, 2015		June 30, 2014
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$811,606	$11,026	$350,828	$13,259
Commercial Real Estate	3,303,936	42,405	2,210,822	38,263
Consumer Real Estate	522,399	5,133	272,981	2,712
Consumer Other	7,658	34	—	—

Total	4,645,599	58,598	2,834,631	54,234

With an allowance recorded:
Commercial	1,141,727	13,551	1,144,263	14,423
Commercial Real Estate	1,013,311	12,885	1,600,710	20,468
Consumer Real Estate	1,200,173	7,862	691,458	7,000
Consumer Other	157,602	2,154	39,574	636

Total	3,512,813	36,452	3,476,005	42,527
Grand Total	$8,158,412	$95,050	$6,310,636	$96,761

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Average Recorded Investment and Interest Income Impaired and Restructured Loans For the Six Months Ended
	June 30, 2015		June 30, 2014
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$822,849	$25,578	$353,509	$22,440
Commercial Real Estate	3,318,009	88,205	2,228,199	63,794
Consumer Real Estate	522,429	10,518	273,015	5,526
Consumer Other	7,574	84	—	—

Total	4,670,861	124,385	2,854,723	91,760

With an allowance recorded:
Commercial	1,146,928	26,392	1,158,183	27,981
Commercial Real Estate	1,015,819	25,029	1,603,108	36,674
Consumer Real Estate	1,203,183	23,396	695,775	15,639
Consumer Other	159,093	4,858	40,428	1,109

Total	3,525,023	79,675	3,497,494	81,403
Grand Total	$8,195,884	$204,060	$6,352,217	$173,163

The following table illustrates credit risks by category and internally assigned grades at June 30, 2015 and December 31, 2014.

June 30, 2015
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$45,101,830	$1,026,385	$114,667,484	$59,472,984	$4,309,083	$224,577,766
Watch	2,207,589	—	1,067,875	1,681,385	320,759	5,277,608
OAEM	357,790	440,517	1,471,308	212,021	16,356	2,497,992
Sub-Standard	1,864,222	—	4,349,724	1,764,684	124,350	8,102,980
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$49,531,431	$1,466,902	$121,556,391	$63,131,074	$4,770,548	$240,456,346

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$45,154,058	$1,062,185	$108,568,274	$58,744,677	$4,512,912	$218,042,106
Watch	2,401,715	—	1,697,883	1,818,923	276,557	6,195,078
OAEM	551,380	449,517	1,378,436	467,482	82,832	2,929,647
Sub-Standard	1,792,424	—	4,095,089	1,023,901	39,547	6,950,961
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$49,899,577	$1,511,702	$115,739,682	$62,054,983	$4,911,848	$234,117,792

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category for the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014 and at December 31, 2014. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

For the Three Months Ended
June 30, 2015
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance March 31, 2015	$1,100,802	1,191,722	895,954	145,610	3,334,088
Charge-offs	—	—	—	(20,734)	(20,734)
Recoveries	—	24,164	—	240	24,404
Provisions	(56,473)	(29,843)	61,493	94,823	70,000
Ending Balance	1,044,329	1,186,043	957,447	219,939	3,407,758

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Six Months Ended
June 30, 2015
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance December 31, 2014	$1,211,130	$1,112,387	$906,255	$105,076	$3,334,848
Charge-offs	—	(21,000)	—	(20,734)	(41,734)
Recoveries	—	39,164	—	480	39,644
Provisions	(166,801)	55,492	51,192	135,117	75,000
Ending Balance	1,044,329	1,186,043	957,447	219,939	3,407,758
Allowance for Loan Losses Ending Balances:
Individually evaluated for impairment	637,115	193,773	357,807	162,594	1,351,289
Collectively evaluated for impairment	407,214	992,270	599,640	57,345	2,056,469
Investment in Loans Ending Balance:
Individually evaluated for impairment	1,907,180	4,285,765	1,718,911	170,124	8,081,980
Collectively evaluated for impairment	$47,624,251	$118,737,528	$61,412,163	$4,600,424	$232,374,366

For the Three Months Ended
June 30, 2014
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance March 31, 2014	$1,508,362	$1,197,893	$524,598	$92,712	$3,323,565
Charge-offs	—	—	—	(2,064)	(2,064)
Recoveries	—	12,000	—	26,307	38,307
Provisions	(231,116)	107,557	172,063	(28,504)	20,000
Ending Balance	1,277,246	1,317,450	696,661	88,451	3,379,808

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Six Months Ended
June 30, 2014
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance December 31, 2013	$1,448,804	$1,064,363	$694,950	$84,160	$3,292,277
Charge-offs	—	(3,953)	—	(4,129)	(8,082)
Recoveries	—	19,100	—	26,513	45,613
Provisions	(171,558)	237,940	1,711	(18,093)	50,000
Ending Balance	1,277,246	1,317,450	696,661	88,451	3,379,808
Allowance for Loan Losses Ending Balances:
Individually evaluated for impairment	859,620	578,746	174,522	38,319	1,651,207
Collectively evaluated for impairment	417,626	738,704	522,139	50,132	1,728,601
Investment in Loans Ending Balance:
Individually evaluated for impairment	2,120,748	3,211,127	962,481	38,319	6,332,675
Collectively evaluated for impairment	$50,566,948	$110,140,232	$59,298,288	$4,258,151	$224,263,619

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance December 31, 2013	$1,448,804	$1,064,363	$694,950	$84,160	$3,292,277
Charge-offs	(83,042)	(15,834)	—	(14,154)	(113,030)
Recoveries	—	46,000	—	27,101	73,101
Provisions	(154,632)	17,858	211,305	7,969	82,500
Ending Balance	1,211,130	1,112,387	906,255	105,076	3,334,848
Allowance for Loan Losses Ending Balances:
Individually evaluated for impairment	784,561	209,189	250,590	39,547	1,283,887
Collectively evaluated for impairment	426,569	903,198	655,665	65,529	2,050,961
Investment in Loans Ending Balance:
Individually evaluated for impairment	1,792,425	4,195,852	1,023,303	39,547	7,051,127
Collectively evaluated for impairment	$48,107,152	$113,055,532	$61,031,680	$4,872,301	$227,066,665

TDR’s (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $449,203 and $466,541 at June 30, 2015 and December 31, 2014, respectively. All restructured loans were renegotiated to interest only and were performing as agreed as of June 30, 2015 and December 31, 2014, respectively.

There were no additional loans identified as a TDR during the six months ended June 30, 2015. There were no loans identified as a TDR that were in default as of June 30, 2015 or as of December 31, 2014.

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

Note 7: Concentration of Credit Risk

Our primary market consists of the Counties of Berkeley, Charleston and Dorchester, South Carolina. At June 30, 2015 and December 31, 2014, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Other Real Estate Owned

Other real estate owned (“OREO”) is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral, or our estimation of the value of the collateral. Gains and losses on the sale of OREO and subsequent write-downs from periodic re-evaluation are charged to Other Operating Income. We had one property valued at $521,943 classified as OREO at June 30, 2015 and December 31, 2014, respectively. An additional property valued at $35,473 was classified as OREO during the year ended December 31, 2014. This property was sold at a gain of $2,382 during the year ended December 31, 2014.

The following table summarizes the activity in OREO at June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014
Balance, beginning of period	$521,943	$—
Additions-foreclosure	—	557,416
Sales	—	35,473
Write-downs	—	—
Balance, end of period	$521,943	$521,943

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. We believe that we had no uncertain tax positions as of June 30, 2015 or June 30, 2014.

Note 10: Stock Based Compensation

The shareholders of the Company voted at the Company’s Annual Meeting, April 13, 2010 to approve the 2010 Omnibus Stock Incentive Plan, including 330,000 shares (adjusted for a 10% stock dividend declared on August 26, 2010) reserved under the plan (copy of the plan was filed with 2010 Proxy Statement). This plan is intended to assist the Company in recruiting and retaining employees with ability and initiative by enabling employees to participate in its future success and to align their interest with those of the Company and its shareholders. Under the Omnibus Stock Incentive Plan, options are periodically granted to employees at a price not less than 100% of the fair market value of the shares at the date of the grant. All employees are eligible to participate in this plan if the Executive Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to the profits or growth of the Company or its subsidiary. Options may be exercised in whole at any time or in part from time to time at such times and in compliance with such requirements as the Executive Committee shall determine. The maximum period in which an option may be exercised is determined at the date of grant and shall not exceed 10 years from the date of grant.

The options are not transferable except by will or by the laws of descent and distribution.

On April 23, 2015, the Executive Committee granted options to purchase an aggregate of 18,500 shares to nine employees. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 4.13%, historical volatility 19.62%, risk free interest rate of 1.96%. In addition, the Executive Committee granted options to purchase 3,000 shares to an employee on June 29, 2015. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 4.13%, historical volatility 19.62%, risk free interest rate of 1.96%. There were no options granted during the three or six months ended June 30, 2014.

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 14, 1998 the Company adopted the 1998 Omnibus Stock Incentive Plan which expired on April 14, 2008. Options can no longer be granted under the 1998 Plan. Options granted before April 14, 2008, shall remain valid in accordance with their terms. There are currently options to purchase 17,290 shares outstanding under this plan with options to purchase 12,010 shares exercisable.

Under both plans employees become 20% vested after five years and vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant.

The following is a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plan for the three and six months ended June 30, 2015 and for the three and six months ended June 30, 2014.

Three Months Ended June 30, 2015	Options	Weighted Average Exercise Price

Balance at April 1, 2015	156,915	$11.53
Forfeited	(750)	11.84
Exercised	(7,625)	14.85
Granted	21,500	15.78
Balance at June 30, 2015	170,040	11.92

Six Months Ended June 30, 2015	Options	Weighted Average Exercise Price

Balance at January 1, 2015	160,165	$11.53
Forfeited	(4,000)	12.30
Exercised	(7,625)	14.85
Granted	21,500	15.78
Balance at June 30, 2015	170,040	11.92

Three months Ended June 30, 2014	Options	Weighted Average Exercise Price

Balance at April 1, 2014	156,665	$11.04
Forfeited	(3,750)	11.46
Exercised	—	—
Balance at June 30, 2014	152,915	11.03

Six months Ended June 30, 2014	Options	Weighted Average Exercise Price

Balance at January 1, 2014	159,165	$11.34
Forfeited	(3,750)	11.46
Exercised	(2,500)	10.42
Balance at June 30, 2014	152,915	11.03

Options exercisable at June 30, 2015	12,010	$14.75

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income per common share for the three and six months ended June 30, 2015 and for the three and six months ended June 30, 2014 was calculated as follows:

	FOR THE THREE MONTHS ENDED JUNE 30, 2015
	INCOME (NUMERATOR)	SHARES WEIGHTED AVERAGE (DENOMINATOR)	PER SHARE AMOUNT

Net income	$1,253,438

Basic income available to common shareholders	$1,253,438	4,464,368	$.28

Effect of dilutive options		116,382

Diluted income available to common shareholders	$1,253,438	4,580,750	$.27

	FOR THE SIX MONTHS ENDED JUNE 30, 2015
	INCOME (NUMERATOR)	SHARES WEIGHTED AVERAGE (DENOMINATOR)	PER SHARE AMOUNT

Net income	$2,458,397

Basic income available to common shareholders	$2,458,397	4,462,886	$.55

Effect of dilutive options		119,518

Diluted income available to common shareholders	$2,458,397	4,582,404	$.54

	FOR THE THREE MONTHS ENDED JUNE 30, 2014
	INCOME (NUMERATOR)	SHARES WEIGHTED AVERAGE (DENOMINATOR)	PER SHARE AMOUNT

Net income	$1,109,927

Basic income available to common shareholders	$1,109,927	4,461,388	$.25

Effect of dilutive options		122,445

Diluted income available to common shareholders	$1,109,927	4,583,833	$.24

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	FOR THE SIX MONTHS ENDED JUNE 30, 2014
	INCOME (NUMERATOR)	SHARES WEIGHTED AVERAGE (DENOMINATOR)	PER SHARE AMOUNT

Net income	$2,065,725

Basic income available to common shareholders	$2,065,725	4,461,338	$.46

Effect of dilutive options		122,920

Diluted income available to common shareholders	$2,065,725	4,584,308	$.45

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

Note 12: Comprehensive Income

We apply accounting standards which establish guidance for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and net unrealized gains or losses on available for sale securities.

Comprehensive income totaled $351,652 and $1,162,883 for the three months ended June 30, 2015 and 2014, respectively and $2,168,506 and $2,237,806 for the six months ended June 30, 2015 and 2014, respectively.

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

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of June 30, 2015 and June 30, 2014.

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15: Fair Value Measurements

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

Other Real Estate Owned (OREO)

Loans, secured by real estate, are adjusted to fair value upon transfer to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or our estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraisal, we record the asset as nonrecurring Level 2. When an appraised value is not available or we determine the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the asset as nonrecurring Level 3. We had one property valued at $521,943 classified as OREO at June 30, 2015 and December 31, 2014.

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

4)	Any loan rated sub-standard, doubtful, or loss

5)	Excessive principal extensions are executed

6)	If we are provided information that indicates that we will not collect all principal and interest as scheduled

Once a loan is identified as individually impaired, we measure the impairment in accordance with Accounting Standards Codification (“ASC” ) 310-10, “Accounting by Creditors for Impairment of a Loan”.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2015 and December 31, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with topic ASC 820 “Fair Value Measurement”, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. We record the impaired loan as nonrecurring Level 3.

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 are as follows:

Balance at June 30, 2015
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$24,530,040	$—	$—	$24,530,040
Government Sponsored Enterprises	—	46,155,564	—	46,155,564
Municipal Securities	—	29,202,510	3,289,314	32,491,824
Total	$24,530,040	$75,358,074	$3,289,314	$103,177,428

Balance at December 31, 2014
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$29,248,281	$—	$—	$29,248,281
Government Sponsored Enterprises	—	50,142,649	—	50,142,649
Municipal Securities	—	33,226,093	1,377,089	34,603,182
Total	$29,248,281	$83,368,742	$1,377,089	$113,994,112

There were no liabilities carried at fair value on a recurring basis as of June 30, 2015 or December 31, 2014.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the collaterally dependent assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of June 30, 2015, and December 31, 2014, for which a nonrecurring change in fair value has been recorded as of June 30, 2015 and December 31, 2014.

June 30, 2015
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$6,730,691	$6,730,691
Other real estate owned	—	521,943	—	521,943
Total	$—	$521,943	$6,730,691	$7,252,634

December 31, 2014
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$5,767,240	$5,767,240
Other real estate owned	—	521,943	—	521,943
Total	$—	$521,943	$5,767,240	$6,289,183

There are no liabilities on a nonrecurring basis as of June 30, 2015 or December 31, 2014.

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs
Nonrecurring measurements:
Impaired Loans	Discounted Appraisals	Collateral Discounts	0-25%
Other Real Estate Owned	Appraisal Value/ Comparison Sales/Other Estimates	Appraisals and/or Sales of Comparable Properties	Appraisals Discounted 10% to 20% for Sales Commissions and Other Holding Costs

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
The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans at June 30, 2015 and December 31, 2014, approximate market.

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

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,603,741	$6,603,741	6,603,741	—	—
Interest-bearing deposits in other banks	11,400,374	11,400,374	11,400,374	—	—
Investments available for sale	103,177,428	103,177,428	24,530,040	75,358,074	3,289,314
Mortgage loans to be sold	6,454,882	6,454,882	—	6,454,882	—
Loans	240,456,346	240,523,031	—	—	240,523,031
Financial Liabilities:
Deposits	329,946,149	329,958,339	—	329,958,339	—
	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments:

Commitments to extend credit	$78,194,534	$—	$—	—	$—
Standby letters of credit	577,943	—	—	—	—

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,698,435	$4,698,435	4,698,435	—	—
Interest-bearing deposits in other banks	5,680,613	5,680,613	5,680,613	—	—
Investments available for sale	113,994,112	113,994,112	29,248,281	83,368,742	1,377,089
Mortgage loans to be sold	7,325,081	7,325,081	—	7,325,081
Loans	234,117,792	234,204,303	—	—	234,204,303
Financial Liabilities:
Deposits	322,419,027	322,435,308	—	322,435,308	—
	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments:

Commitments to extend credit	$62,597,548	$—	$—	—	$—
Standby letters of credit	577,943	—	—	—	—

Note 16: Recently Issued Accounting Pronouncements

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

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for reporting periods beginning after December 15, 2017. We will apply this guidance using a modified retrospective approach. We do not expect this amendment to have a material effect on our consolidated financial statements.

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments became effective for the Company for the first interim or annual period beginning after December 31, 2014. We applied the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. This adjustment did not have a material effect on our financial statements.

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within on year after the date that the financial statements are issued. This amendment will be effective for annual periods ending after December 31, 2016, and for annual and interim periods thereafter. We do not expect this amendment to have a material effect on our financial statements.

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendment will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We will apply the guidance prospectively. We do not expect this amendment to have a material effect on our financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendment will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. We do not expect this amendment to have a material effect on our financial statements.

In April 2015, the FASB issued guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This update affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items. The amendment will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We do not expect this amendment to have a material effect on our financial statements.

In June 2015, the FASB issued amendments to clarify the ASC, correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This amendment was effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect this amendment to have a material effect on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

BANK OF SOUTH CAROLINA NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17: Reclassification

Certain reclassifications of accounts reported for previous periods have been made in these consolidated financial statements. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

Note 18: Subsequent Events

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

Much has been done to eliminate or mitigate these risks that have been exacerbated by the developments over the last eight years in national and international markets. Sweeping reform has entered our industry yet we are unable to fully predict its impact and perhaps its unintentional consequences for some time. There can be no assurance that these changes will not materially and adversely affect our business, financial condition and results of operation.

All forward-looking statements in this report are based on information available to us as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved. We will undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in our press releases, and in our oral and written statements, which are not statements of historical fact, constitute forward looking statements.

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $369,641,158 in assets as of June 30, 2015 and net income of $1,253,438 and $2,458,397 for the three and six months ended June 30, 2015, respectively. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley Counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of our financial condition as of June 30, 2015 as compared to December 31, 2014 and the results of operations for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014. The discussion and analysis identifies significant factors that have affected our financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

We derive most of our income from interest on loans and investments (interest bearing assets). The primary source of funding for making these loans and investments is our interest and non-interest bearing deposits. Consequently, one of the key measures of our profitability is the amount of net interest income, or the difference between the income on our interest earning assets, such as loans and investments, and the expense on our interest bearing liabilities, primarily deposits. Another key measure is the spread between the yield we earn on these interest bearing assets and the rate we pay on our interest bearing liabilities.

A primary risk of lending is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers. The reserve for credit losses consists of the allowance for loan losses (the “Allowance”) and a reserve for unfunded commitments (the “Unfunded Reserve”). The Allowance provides for estimable losses inherent in our loan and lease portfolio. The Allowance is increased or decreased through the provisioning process. For a detailed discussion on the allowance for loan losses see “Allowance for Loan Losses”.

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2015 and our notes included in the consolidated financial statements in our 2014 Annual Report on Form 10-K as filed with the SEC.

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

BALANCE SHEET

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include working cash funds, due from banks, interest-bearing deposits in other banks, items in process of collection and federal funds sold. All amounts are readily convertible to cash and have maturities of less than 90 days. Total cash and cash equivalents increased 73.47% or $7,625,067 to $18,004,115 at June 30, 2015, from $10,379,048 at December 31, 2014. This increase was primarily due to an increase in deposits and excess cash from the sale of investment securities.

Regulations set by the Federal Reserve require that we maintain certain average cash reserve balances. For the three and six months ended June 30, 2015 and 2014 our cash reserve requirement with the Federal Reserve was satisfied by vault cash.

LOANS

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. At June 30, 2015, outstanding loans (plus deferred loan fees of $101,394) totaled $240,456,346 which equaled 72.88% of total deposits and 65.05% of total assets. Most loans were to borrowers located in our market area of Charleston, Dorchester and Berkeley Counties of South Carolina.

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

The breakdown of total loans by type and the respective percentage of total loans are as follows:

	June 30,		December 31,
	2015	2014	2014
Commercial loans	$49,531,431	$52,687,696	$49,899,577
Commercial real estate:
Commercial real estate construction	1,466,902	1,551,147	1,511,702
Commercial real estate other	121,556,391	111,800,212	115,739,682
Consumer:
Consumer real estate	63,131,074	60,260,769	62,054,983
Consumer other	4,770,548	4,296,470	4,911,848
	240,456,346	230,596,294	234,117,792
Allowance for loan losses	(3,407,758)	(3,379,808)	(3,334,848)

Loans, net	$237,048,588	$227,216,486	$230,782,944

Percentage of Loans	June 30,		December 31,
	2015	2014	2014
Commercial loans	20.60%	22.85%	21.31%
Commercial real estate construction	.61%	.67%	.64%
Commercial real estate other	50.55%	48.49%	49.44%
Consumer real estate	26.26%	26.13%	26.51%
Consumer other	1.98%	1.86%	2.10%

Total	100.00%	100.00%	100.00%

INVESTMENT SECURITIES AVAILABLE FOR SALE

We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledging of public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. We believe that maintaining our securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on investments at June 30, 2015 was 2.19% compared to 2.12% at December 31, 2014. The amortized cost of the investments available for sale at June 30, 2015, June 30, 2014 and December 31, 2014 and percentage of each category to total investments are as follows:

	INVESTMENT PORTFOLIO
	June 30, 2015	June 30, 2014	December 31, 2014
US Treasury Notes	$24,530,040	$19,142,422	$29,248,281
Government-Sponsored Enterprises	46,155,564	40,219,602	50,142,649
Municipal Securities	32,491,824	33,803,740	34,603,182
	$103,177,428	$93,165,764	$113,994,112

US Treasury Notes	23.78%	20.55%	25.66%
Government-Sponsored Enterprises	44.73%	43.17%	43.99%
Municipal Securities	31.49%	36.28%	30.35%
	100.00%	100.00%	100.00%

All investment securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions), at June 30, 2015 and December 31, 2014. The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis. (See “non-interest income” for discussion on the sale of investment securities.)

The amortized cost and fair value of investment securities available for sale are summarized as follows as of June 30, 2015 and December 31, 2014:

	JUNE 30, 2015
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$24,365,049	$169,678	$4,687	$24,530,040
Government-Sponsored Enterprises	46,184,259	224,516	253,211	46,155,564
Municipal Securities	31,115,214	1,460,290	83,680	32,491,824

Total	$101,664,522	$1,854,484	$341,578	$103,177,428

	DECEMBER 31, 2014
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$29,162,412	$105,627	$19,758	$29,248,281
Government-Sponsored Enterprises	50,194,951	95,961	148,263	50,142,649
Municipal Securities	32,663,698	1,973,743	34,259	34,603,182

Total	$112,021,061	$2,175,331	$202,280	$113,994,112

The amortized cost and fair value of investment securities available for sale at June 30, 2015, and December 31, 2014, by contractual maturity are as follows:

June 30, 2015
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$3,322,270	$3,360,610
Due in one year to five years	43,363,586	44,080,457
Due in five years to ten years	51,584,889	52,256,150
Due in ten years and over	3,393,777	3,480,211

Total	$101,664,522	$103,177,428

December 31, 2014
	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$8,324,400	$8,362,398
Due in one year to five years	43,301,670	43,851,426
Due in five years to ten years	52,566,597	53,671,067
Due in ten years and over	7,828,394	8,109,221

Total	$112,021,061	$113,994,112

The fair value of investment securities available for sale with unrealized losses at June 30, 2015, and December 31, 2014, are as follows:

JUNE 30, 2015
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$2,995,313	$4,687	$—	$—	$2,995,313	$4,687
Government-Sponsored Enterprises	22,718,648	253,211	—	—	22,718,648	253,211
Municipal Securities	4,022,705	83,860	—	—	4,022,705	83,860
Total	$29,736,666	$341,578	$—	$—	$29,736,666	$341,578

DECEMBER 31, 2014
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$4,948,438	$19,758	$—	$—	$4,948,438	$19,758
Government-Sponsored Enterprises	28,850,132	148,263	—	—	28,850,132	148,263
Municipal Securities	931,428	27,182	1,557,833	7,077	2,489,261	34,259
Total	$34,729,998	$195,203	$1,557,833	$7,077	$36,287,831	$202,280

At June 30, 2015, we had five Government Sponsored Enterprises with an unrealized loss of $253,211 and one U.S. Treasury Note with an unrealized loss of $4,687 and seven Municipal Securities with an unrealized loss of $83,680. At December 31, 2014 we had two U.S. Treasury Notes with an unrealized loss of $19,758, seven Government Sponsored Enterprises with an unrealized loss of $148,263 and three Municipal Securities with an unrealized loss of $34,259. The unrealized losses on investments were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Therefore, these investments are not considered other-than-temporarily impaired. We have the ability to hold these investments until market price recovery or maturity.

DEPOSITS

Deposits remain our primary source of funding for loans and investments. Average interest bearing deposits provided funding for 59.90% of average earning assets for the six months ended June 30, 2015, and 61.88% for the twelve months ended December 31, 2014. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	June 30,		December 31,
	2015	2014	2014
Non-interest bearing demand	$109,767,308	$101,024,740	$107,072,271
Interest bearing demand	79,352,827	79,982,199	79,397,647
Money market accounts	54,481,146	51,489,810	47,450,210
Certificates of deposit over $250,000	33,779,786	34,648,176	32,363,615
Other time deposits	27,782,781	30,987,591	29,457,720
Other savings deposits	24,782,301	23,720,158	26,677,564

Total Deposits	$329,946,149	$321,852,674	$322,419,027

Percentage of Deposits	June 30,		December 31,
	2015	2014	2014
Non-interest bearing demand	33.27%	31.39%	33.21%
Interest bearing demand	24.05%	24.85%	24.62%
Money Market accounts	16.51%	16.00%	14.72%
Certificates of deposit over $250,000	10.24%	10.76%	10.04%
Other time deposits	8.42%	9.63%	9.14%
Other savings deposits	7.51%	7.37%	8.27%

Total Deposits	100.00%	100.00%	100.00%

Deposits increased 2.51% or $8,093,475 from June 30, 2014 to June 30, 2015 and increased 2.33% or $7,527,122 from December 31, 2014 to June 30, 2015. These increases were primarily due to larger balances in existing customer accounts as well as new accounts. Certificates of Deposit and other time deposits over $250,000 totaled $33,779,786, $34,648,176 and $32,363,615 at June 30, 2015, June 30, 2014 and December 31, 2014, respectively.

At June 30, 2015 and June 30, 2014, deposits with an aggregate deficit balance of $30,384 and $31,929, respectively were re-classified as other loans. At December 31, 2014 deposits with an aggregate deficit balance of $58,364 were reclassified as other loans.

SHORT-TERM BORROWINGS

Short term borrowings are summarized as follows:

	June 30, 2015	December 31, 2014
Securities sold under agreement to repurchase	$481,110	$6,980,681
Total	$481,110	$6,980,681

Securities sold under agreements to repurchase with customers mature on demand. These borrowings were collateralized by two U.S. Treasury Notes with an amortized cost of $2,660,233 and a fair value of $2,680,820 at June 30, 2015. At December 31, 2014, the borrowings were collateralized by five U.S. Treasury Notes with an amortized cost of $8,502,891 and a fair value of $8,553,484. The agreements to repurchase had a weighted average interest rate of .024% at June 30, 2015 and .025% at December 31, 2014, respectively. The average amount of outstanding agreements to repurchase was $3,464,401 for the six months ended June 30, 2015 and $2,426,044 for the twelve months ended December 31, 2014. The securities underlying the repurchase agreements were held in safekeeping by an authorized broker. At the maturity date of this agreement the securities will be returned to our account.

At June 30, 2015 and December 31, 2014, we had no outstanding federal funds purchased with the option to borrow up to $13,000,000 on short term lines of credit. In March 2012, we established a $6 million REPO Line with Raymond James. There have been no borrowings under this agreement. We also established a Borrower-In-Custody arrangement with the Federal Reserve as a secondary source of liquidity. This arrangement permits us to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement we could borrow up to $74 million and $71 million at June 30, 2015 and December 31, 2014, respectively. There have been no borrowings under this arrangement.

Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014

Net income increased $143,511 or 12.93% to $1,253,438, or basic and diluted earnings per share of $.28 and $.27, respectively, for the three months ended June 30, 2015, from $1,109,927, or basic and diluted earnings per share of $.25 and $.24, respectively, for the three months ended June 30, 2014. Our return on average assets and average equity for the three months ended June 30, 2015 were 1.36% and 13.08%, respectively, compared with 1.27% and 12.33%, respectively, for the three months ended June 30, 2014.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $238,352 or 7.42% to $3,451,084 for the three months ended June 30, 2015 from $3,212,732 for the three months ended June 30, 2014. This increase was primarily due to increases in interest and fees on loans and interest and dividends from investment securities. Our local economy continues to improve which is giving our customers confidence in the future. As such, our customers are again investing in their businesses. Our average loans increased $12,550,107 or 5.39% to $245,299,743 for the three months ended June 30, 2015, compared to $232,749,636 for the three months ended June 30, 2014. The yield on average loans remained relatively unchanged from 4.84% for the three months ended June 30, 2014, to 4.85% for the three months ended June 30, 2015. Interest income on loans increased $144,126 for the three months ended June 30, 2015 to $2,958,135 from $2,814,009 for the three months ended June 30, 2014.

Average investment securities increased $16,105,107 or 17.69% to $107,174,649 for the three months ended June 30, 2015, with a yield of 2.19% as compared to $91,069,123 for the three months ended June 30, 2014, with a yield of 2.15%. Interest and dividends on investment securities increased $97,286 to $586,084 for the three months ended June 30, 2015. This was an increase of 19.90% from $488,798 for the three months ended June 30, 2014. An increase in deposits gave us the opportunity to invest our excess cash in investment securities to improve our earnings yield.

Allowance for Loan Losses

The allowance for loan losses represents our estimate of probable losses inherent in our loan portfolio. The adequacy of the allowance for loan losses (the “allowance”) is reviewed monthly by the Loan Committee and on a quarterly basis by the Board of Directors. For purposes of this analysis, adequacy is defined at a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented. To remain Generally Accepted Accounting Principals (“GAAP”) compliant the methodology employed for this analysis has been modified over the years to reflect the economic environment. This allowance is reviewed on a monthly basis by Credit Personnel (who have no lending authority nor complete the allowance). In addition, the allowance is validated on a periodic basis by the Company’s Risk Management Officer. The methodology is based on a Reserve Model that is comprised of the three components listed below:

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

A general reserve analysis is performed on all loans, excluding impaired loans. This analysis includes a pool of loans that are reviewed for impairment but are not found to be impaired. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a five-year period. The five-year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. The five-year historical loss percentage was .162% at June 30, 2015 and .196% at June 30, 2014.

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

Although significantly under the threshold of 100% of capital (currently approximately $38 million), the number of overmargined real estate loans currently totals approximately $14.2 million or approximately 5.92% of our loan portfolio at June 30, 2015 compared to $18.7 million or approximately 8.12% of the loan portfolio at June 30, 2014.

A credit rating matrix is used to rate all extensions of credit and to provide a more specified picture of the risk each loan poses to the quality of the loan portfolio. There are nine possible ratings used to determine the quality of each loan based on the following characteristics: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance, and the borrower’s leverage position. The matrix is designed to meet our standards and expectations of loan quality. One hundred percent of our loans are graded.

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

We have over 350 years of lending experience among our lending staff. In addition to the lending staff, we have an Advisory Board for each office comprised of business and community leaders from the specific office market area. An additional Advisory Board was created during 2012 to support our business efforts in the North Charleston area of South Carolina. As noted previously, the Bank recently announced its intention to open an office in North Charleston, South Carolina on Highway 78 and Ingleside Boulevard. We have signed a lease with an anticipated opening in the future. We meet with these advisory boards quarterly to discuss the trends and conditions in each respective market. We are aware of the many challenges currently facing the banking industry. As other banks look to increase earnings in the short term, we will continue to emphasize the need to maintain safe and sound lending practices and core deposit growth managed with a long term objective.

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

As of June 30, 2015, there were only four Standard Industrial Code groups that comprised more than 2% of our total outstanding loans. The four groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, and legal services.

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

The majority of our loan portfolio is collateralized with a variety of our borrowers’ assets. The execution and monitoring of the documentation to properly secure the loan is the responsibility of our lenders and Loan Department. We require insurance coverage naming us as the mortgagee or loss payee. Although insurance risk is also considered collateral documentation risk, the actual coverage, amounts of coverage and increased deductibles are important to management. Recent legislation passed by Congress addresses the need for reform to the National Flood Insurance Program. This legislation, known as the Biggert Waters Flood Insurance Reform and Modernization Act of 2012, has resulted in significant unintended consequences causing dramatic increases in the cost of flood insurance coverage and its potential unaffordability. However, on March 14, 2014 the President signed the 2014 Homeowner Flood Insurance Affordability Act. This new law allows most properties to retain their subsidized premiums. Annual rate increases are also limited to 18% per year and the grandfather plan has been reinstated. In addition, the law requires the Federal Emergency Management Agency (“FEMA”) to refund policy holders who overpaid for premiums under the Biggert Waters Flood Insurance Reform and Modernization Act of 2012.

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

Based on our allowance for loan loss model, we recorded a provision for loan loss of $70,000 for the three months ended June 30, 2015 compared to $20,000 for the three months ended June 30, 2014. This increase was recommended based on the strength of our reserve and the anticipation of strong loan growth and an improving economy. At June 30, 2015 the five-year average loss ratios were: .139% Commercial, .531% Consumer, .342% 1-4 Residential, .000% Real Estate Construction and .092% Real Estate Mortgage. The five-year historical loss ratio used at June 30, 2015 was .162% as compared to .196% at June 30, 2014.

During the three months ended June 30, 2015, charge-offs of $20,734 and recoveries of $24,404 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $3,407,758 or 1.42% of total loans at June 30, 2015, compared to charge-offs of $2,064 and recoveries of $38,307 resulting in an allowance for loan losses of $3,379,808 or 1.47% of total loans at June 30, 2014.

We had impaired loans totaling $8,081,980 as of June 30, 2015 compared to $6,332,675 at June 30, 2014. Impaired loans include non-accrual loans with balances at June 30, 2015, and 2014, of $1,819,494 and $724,667, respectively and restructured loans (“TDR”) with balances at June 30, 2015 and 2014 of $449,203 and $481,332, respectively. We had two restructured loans at June 30, 2015 and June 30, 2014, respectively. According to GAAP, we are required to account for certain loan modifications or restructuring as a troubled debt restructuring, when appropriate. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Changes that occurred between June 30, 2014 and June 30, 2015 include three loan receivables with an aggregate balance of $1,437,699 at June 30, 2014, being removed from the impaired loan classification. Two loan receivables with an aggregate balance of $941,609 at June 30, 2014, paid off as of June 30, 2015. One loan receivable in the amount of $496,000 at June 30, 2014 was removed after the borrower consistently paid as agreed and made substantial reductions to principal. All principal and interest are current and repayment of the remaining contractual principal and interest is expected. Eighteen loans with an aggregate balance of $3,401,729 were added to the impaired loan classification between June 30, 2014 and June 30, 2015. After a comprehensive review of our loans, it was determined that it is probable that we will not collect all amounts due according to the contractual terms of their loan agreements. Total expected loss on these loans is estimated to be $388,057. We do not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and we deem it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of 6 to 9 months, they are reviewed individually to determine if they should be returned to accrual status. There were three loans over 90 days past due still accruing interest at June 30, 2015 and no loans over 90 days past due still accruing interest at June 30, 2014.

Net recoveries for the three months ended June 30, 2015, were $3,670 as compared to net recoveries of $36,243 for the three months ended June 30, 2014. Although uncertainty in the economic outlook still exists, we believe loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The following table represents the net charge-offs by loan type.

Net (charge-offs) recovery for the three months ended
	June 30, 2015	June 30, 2014
Commercial Loans	$—	$—
Commercial Real Estate	24,164	12,000
Consumer Real Estate	—	—
Consumer Other	(20,494)	24,243
Net (charge-offs) recovery	$3,670	$36,243

We believe the allowance for loan losses at June 30, 2015 is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events which we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting our operating results.

The following table presents a breakdown of the allowance for loan losses as of June 30, 2015 and 2014, respectively.

	June 30, 2015		June 30, 2014
	Allowance by loan type	Percentage of loans to total loans	Allowance by loan type	Percentage of loans to total loans
Commercial Loans	$1,044,329	21%	$1,277,246	23%
Commercial Real Estate	1,186,043	51%	1,317,450	49%
Consumer Real Estate	957,447	26%	696,661	26%
Consumer Other	219,939	2%	88,451	2%
Total	$3,407,758	100%	$3,379,808	100%

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to the methodology used to determine the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. No provision was recorded during the three months ended June 30, 2015 or the three months ended June 30, 2014, resulting in no change to the balance of $20,825.

Other Income

Other income increased $185,257 or 27.11% to $868,492 for the three months ended June 30, 2015, from $683,235 for the three months ended June 30, 2014. This increase was primarily due to an increase in mortgage banking income of $154,302 or 50.88% to $457,590 for the three months ended June 30, 2015 as compared to $303,288 for the three months ended June 30, 2014. Mortgage originations increased $15,928,254 for the three months ended June 30, 2015, from $14,150,341 for the three months ended June 30, 2014. Low interest rates and a good economy in our market area contributed to this growth. We also had a gain of $153,088 on the sale of $4,500,000 in securities which included one Government Sponsored Enterprise and one Municipal Security for the three months ended June 30, 2015, as compared to a gain of $138,838 on the sale of $5,000,000 in investment securities for the three months ended June 30, 2014. This sale included one Government Sponsored Enterprise and three U.S. Treasury Notes. Service charges fees and commissions increased $17,286 or 7.39% to $251,207 for the three months ended June 30, 2015. This increase was primarily due to an increase of $14,925 in debit card fees resulting from increased usage particularly by our business customers.

Other Expense

Other expense increased $146,518 or 6.50% to $2,399,458 for the three months ended June 30, 2015, from $2,252,940 for the three months ended June 30, 2014. This increase was primarily due to increases in salaries and employee benefits of $146,629 or 11.03% from $1,329,911 for the three months ended June 30, 2014 to $1,475,677 for the three months ended June 30, 2015. Base wages increased $102,429 to $2,265,078 for the three months ended June 30, 2015, as a result of annual merit increases and the addition of new positions in our Credit and Technology Departments, as well as a new mortgage lender. The cost of providing insurance for employees, including workers compensation, increased $18,056 from $144,786 for the three months ended June 30, 2014 to $162,842 for the three months ended June 30, 2015. Our Employee Stock Ownership Plan (“ESOP”) contribution increased $7,500 for the three months ended June 30, 2015, as our monthly contribution increased from $22,500 in 2014 to $25,000 in 2015. We also saw an increase of $7,972 in our net occupancy from $368,057 for the three months ended June 30, 2014, to $376,029 for the three months ended June 30, 2015. This increase was primarily due to the increases in rent paid on our Summerville and Meeting Street banking locations. We experienced increases of $5,750 in charitable contributions, $10,487 in data processing fees offset by a decrease of $29,318 in professional fees and a decrease of $7,375 in sundry losses. As a community bank, we pride ourselves on making a difference in our community through charitable contributions and through service by our employees in local civic and community groups. Our data processing fees fluctuate due to usage of electronic banking by our business and personal customers. Our decrease in professional fees resulted from a reduction in legal and audit fees. Sundry losses can be losses due to bank error, fraud, item processing, or theft.

Income Tax Expense

For the three months ended June 30, 2015, the Company’s effective tax rate was 32.25% compared to 31.61% during the three months ended June 30, 2014.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

Net income increased $392,672 or 19.01% to $2,458,397 for the six months ended June 30, 2015 from $2,065,725 for the six months ended June 30, 2014. Basic and diluted earnings per share for the six months ended June 30, 2015 were $.55 and $.54, respectively, compared to basic and diluted earnings per share of $.46 and $.45, respectively, for the six months ended June 30, 2014. This increase is primarily due to increases in interest and fees on loans, interest and dividends earned on investment securities, mortgage banking income as well as a gain recognized on the sale of investment securities available for sale.

Net Interest Income

Net interest income increased $514,119 or 8.14% to $6,832,214 for the six months ended June 30, 2015 from $6,318,095 for the six months ended June 30, 2014. This increase was primarily due to increases in interest and fees on loans and interest and dividends on investment securities. Interest and fees on loans increased $298,921 or 5.41% to $5,822,901 for the six months ended June 30, 2015 as the result of an improving local economy and consumer confidence. Interest and dividends on investment securities increased $208,840 or 21.31% to $1,189,045 for the six months ended June 30, 2015 from $980,205 for the six months ended June 30, 2014.

Average earning assets increased $25,292,086 or 7.50% to $362,503,267 for the six months ended June 30, 2015 from $337,211,181 for the six months ended June 30, 2014. Average loans increased $13.1 million or 5.70% for the six months ended June 30, 2015. Average investments increased $16.1 million or 17.38% to $108,785,025 for the six months ended June 30, 2015 from $92,681,984 for the six months ended June 30, 2014.

Allowance for Loan Losses

The contribution to the allowance for loan losses for the six months ended June 30, 2015 was $75,000 compared to $50,000 for the six months ended June 30, 2014. The Loan Committee determined that this contribution was appropriate based upon the strength of our reserve and the anticipation of strong loan growth and an improving economy. During the period, we reduced the specific reserve from 100% to 50% for a borrower who has had a vast improvement in their financial condition. We had net charge-offs of $2,090 for the six months ended June 30, 2015 compared with net recoveries of $37,531 for the six months ended June 30, 2015. Charge-offs of $41,734, recoveries of $39,644, together with the contribution to the allowance, resulted in an allowance for loan losses of $3,407,758 or 1.42% of total loans at June 30, 2015.

Net (charge-offs) recovery for the six months ended
	June 30, 2015	June 30, 2014
Commercial Loans	$—	$—
Commercial Real Estate	18,164	15,147
Consumer Real Estate	—	—
Consumer Other	(20,254)	22,384
Net (charge-offs) recovery	$(2,090)	$37,531

Other Income

Non-interest income increased $376,582 or 30.80% to $1,599,150 for the six months ended June 30, 2015. Our mortgage banking income increased $304,394 or 57.40% to $834,736 for the six months ended June 30, 2015 from $530,342 for the six months ended June 30, 2014. Mortgage banking income is highly influenced by mortgage interest rates and the housing market. According to local real estate market reports, the sales volume in the Charleston market is nearly 19% above the volume at June 30, 2014. Service charges, fees and commissions increased $32,056 to $488,493 for the six months ended June 30, 2015 from $456,437 for the six months ended June 30, 2014. This increase was primarily due to an increase of $27,476 in debit card fees resulting from increased usage particularly by our business customers. We also had a gain of $264,401 on the sale of $15,500,000 investment securities during the six months ended June 30, 2015 compared to a gain of $223,735 on the sale of $19,000,000 investment securities during the six months ended June 30, 2014.

Other Expense

Other expense increased $245,074 or 5.45% to $4,738,512 for the six months ended June 30, 2015, from $4,493,438 for the six months ended June 30, 2014. Salaries and employee benefits increased $232,891 or 8.76% from $2,658,959 for the six months ended June 30, 2014 to $2,891,850 for the six months ended June 30, 2015. Base wages increased $166,906 to $2,265,078 for the six months ended June 30, 2015. This increase was primarily due to annual merit increases and the addition of new positions in our Credit and Technology Departments, as well as a new mortgage lender. The cost of providing insurance for employees including workers compensation increased $21,583 from $284,219 for the six months ended June 30, 2014 to $305,802 for the six months ended June 30, 2015. Our monthly contribution to the ESOP increased from $22,500 in 2014 to $25,000 in 2015 resulting in an increase of $15,000 or 11.11% for the six months ended June 30, 2015.

Our net occupancy expense and other operating expenses increased $12,183 or .66% to $1,846,662 for the six months ended June 30, 2015, from $1,844,479 for the six months ended June 30, 2014. Net occupancy expense increased primarily due to annual rent increases at our Meeting Street and Summerville banking locations as well as an increase in insurance on banking locations, offset by a decrease in the cost of maintenance and repairs to our facilities.

Other operating expenses increased $5,284 to $1,107,035 for the six months ended June 30, 2015 from $1,101,751 for the six months ended June 30, 2014. We experienced increases of $11,500 in charitable contributions, $11,422 in data processing fees offset by a decrease of $29,092 in professional fees and a decrease of $20,506 in sundry losses. We increased our charitable contributions to many local organizations that we have supported in the past. We also supported additional organizations which led to an increase in our charitable giving. Our data processing fees fluctuate due to usage of electronic banking primarily by our business customers. Our decrease in professional fees resulted from a reduction in legal fees and audit fees. Sundry losses can be losses due to bank error, fraud, item processing, or theft.

Income Tax Expense

For the six months ended June 30, 2015, the Company’s effective tax rate was 32.05% compared to 31.08% during the six months ended June 30, 2014.

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

Our off-balance sheet arrangements consist principally of commitments to extend credit described below. We estimate probable losses related to binding unfunded lending commitments and record a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At June 30, 2015 and 2014, the balance of this reserve was $20,825. At June 30, 2015 and 2014, we had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $78,194,534 and $55,110,403 at June 30, 2015 and 2014, respectively, due to an improving economy, customer confidence in the future, and improving loan demand.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2015 and 2014 was $577,943 and $557,593, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $6,454,882 at June 30, 2015, to sell loans held for sale of $6,454,882. At June 30, 2014, we had forward sales commitments of $5,003,930. The fair value of these commitments was not significant at June 30, 2015 or 2014. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to six months with unlimited recourse as a result of fraud. The unpaid principal balance of loans sold with recourse was $20.63 million at June 30, 2015 and $10.10 million at June 30, 2014. For the six months ended June 30, 2015 and June 30, 2014 there were no loans repurchased.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 34.53% and 35.34% of total assets at June 30, 2015 and 2014, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At June 30, 2015, we had unused short-term lines of credit totaling approximately $13 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale. In March 2012, we established a $6 million REPO Line with Raymond James. There have been no borrowings under this agreement. We also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At June 30, 2015 we could borrow up to $74 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $100,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At June 30, 2015 and 2014, our liquidity ratio was 31.78% and 27.65%, respectively.

Capital Resources

Our capital needs have been met to date through the $10,600,000 in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options for a total shareholders’ equity at June 30, 2015, of $37,919,697. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Full compliance with all of the final rule requirements will be phased in over a multi-year schedule. The risk-based capital ratio at June 30, 2015 for the Bank was 14.57%.

Prior to January 1, 2015, the capital rules for US Banks were based on Basel I which was designed to highlight differences in risk profiles among financial institutions and to account for off-balance sheet risk. Basel I required a minimum risk-based capital ratio of 8% for bank holding companies and banks. The total risk-based capital ratio at June 30, 2014 for the Bank was 14.75%.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the financial statements. We must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Current and previous quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. We believe, as of June 30, 2015, that the Company and the Bank meet all capital adequacy requirements to which we are subject.

At June 30, 2014, the Company and Bank were categorized as “well capitalized” under Basel I. To be categorized as “well capitalized” the Company and the Bank had to maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank had to maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively.

At June 30, 2015, the Company and the Bank were categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10%, 8.0%, 6.5% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8%, 6%, 4.5%, and 4.0%, respectively.

There are no current conditions or events that we are aware of that would change the Company’s or the Bank’s category.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of June 30, 2015 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2015, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on this assessment, the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President believe that as of June 30, 2015, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with June 30, 2014 10-Q)
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

August 7, 2015
	BY:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	BY:	/s/ Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer/
Executive Vice President

