Form 10-Q
period 2015-09-30
BANK OF SOUTH CAROLINA CORP
filed 2015-11-06
CIK 1007273

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015 there were 4,916,600 Common Shares outstanding.

Bank of South Carolina Corporation and Subsidiary

Table of Contents

Page

Part I. Financial Information

Part I. Financial Information

Item 1. Financial Statements

Bank of South Carolina Corporation and Subsidiary

Consolidated Balance Sheets

Assets:	(Unaudited) September 30, 2015	(Audited) December 31, 2014

Cash and due from banks	$6,516,874	$4,698,435
Interest bearing deposits in other banks	12,468,073	5,680,613
Investment securities available for sale	116,001,867	113,994,112
Mortgage loans to be sold	7,018,137	7,325,081
Loans	241,250,253	234,117,792
Less: Allowance for loan losses	(3,289,271)	(3,334,848)
Net loans	237,960,982	230,782,944
Premises and equipment, net	2,297,831	2,352,423
Other real estate owned	620,394	521,943
Accrued interest receivable	1,118,076	1,290,380
Other assets	556,859	579,871

Total assets	$384,559,093	$367,225,802

Liabilities and Shareholders' Equity:
Liabilities
Deposits:
Non-interest bearing demand	$116,488,824	$107,072,271
Interest bearing demand	79,865,760	79,397,647
Money market accounts	56,659,892	47,450,210
Time deposits over $250,000	34,121,413	32,363,615
Other time deposits	30,297,705	29,457,720
Other savings deposits	26,318,910	26,677,564
Total deposits	343,752,504	322,419,027

Short-term borrowings	481,141	6,980,681
Accrued interest payable and other liabilities	1,328,087	1,066,112
Total liabilities	345,561,732	330,465,820

Shareholders’ Equity
Common Stock - No par value;
12,000,000 shares authorized; Shares issued 5,157,006
at September 30, 2015 and 4,680,839 at December 31, 2014.
Shares outstanding 4,915,610 at September 30, 2015 and
4,461,388 at December 31, 2014.	—	—
Additional paid in capital	36,312,008	28,779,108
Retained earnings	3,477,121	8,640,291
Treasury stock: 241,396 shares at September 30, 2015 and
219,451 at December 31, 2014	(2,247,415)	(1,902,439)
Accumulated other comprehensive income,
net of income taxes	1,455,647	1,243,022

Total shareholders' equity	38,997,361	36,759,982

Total liabilities and shareholders' equity	$384,559,093	$367,225,802

See accompanying notes to consolidated financial statements

Bank of South Carolina Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Interest and fee income
Interest and fees on loans	$2,975,653	$2,868,904
Interest and dividends on investment securities	581,708	536,034
Other interest income	12,311	14,927
Total interest and fee income	3,569,672	3,419,865

Interest expense
Interest on deposits	101,199	104,009
Interest on short-term borrowings	31	244
Total interest expense	101,230	104,253

Net interest income	3,468,442	3,315,612
Provision for loan losses	7,500	12,500
Net interest income after provision for
loan losses	3,460,942	3,303,112

Other income
Service charges, fees and commissions	240,306	223,369
Mortgage banking income	413,077	383,304
Other non-interest income	8,655	8,330
Gain on sale of other real estate owned	—	2,382
Total other income	662,038	617,385

Other expense
Salaries and employee benefits	1,450,852	1,349,779
Net occupancy expense	372,727	369,201
Other operating expenses	549,163	522,998
Total other expense	2,372,742	2,241,978

Income before income tax expense	1,750,238	1,678,519
Income tax expense	551,319	536,806
Net income	$1,198,919	$1,141,713

Basic income per common share	$0.24	$0.23
Diluted income per common share	$0.24	$0.23

Weighted average shares outstanding
Basic	4,915,610	4,907,203
Diluted	5,061,685	5,020,082

Cash Dividend Per Share	$0.13	$0.23

All share and per share data have been restated to reflect a 10% stock dividend declared August 27, 2015.

See accompanying notes to consolidated financial statements

Bank of South Carolina Corporation and Subsidiary

Consolidated Statements of Income (Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Interest and fee income
Interest and fees on loans	$8,798,553	$8,392,884
Interest and dividends on investment securities	1,770,754	1,516,239
Other interest income	25,629	33,483
Total interest and fee income	10,594,936	9,942,606

Interest expense
Interest on deposits	293,356	308,655
Interest on short-term borrowings	924	244
Total interest expense	294,280	308,899

Net interest income	10,300,656	9,633,707
Provision for loan losses	82,500	62,500
Net interest income after provision for
loan losses	10,218,156	9,571,207

Other income
Service charges, fees and commissions	728,799	679,806
Mortgage banking income	1,247,813	913,646
Other non-interest income	20,175	20,384
Gain on sale of other real estate owned	—	2,382
Gain on sale of securities	264,401	223,735
Total other income	2,261,188	1,839,953

Other expense
Salaries and employee benefits	4,342,702	4,008,738
Net occupancy expense	1,112,354	1,101,929
Other operating expenses	1,656,198	1,624,749
Total other expense	7,111,254	6,735,416

Income before income tax expense	5,368,090	4,675,744
Income tax expense	1,710,774	1,468,306
Net income	$3,657,316	$3,207,438

Basic income per common share	$0.74	$0.65
Diluted income per common share	$0.72	$0.64

Weighted average shares outstanding
Basic	4,911,142	4,907,203
Diluted	5,062,695	5,019,905

Cash Dividend Per Share	$0.39	$0.49

All share and per share data have been restated to reflect a 10% stock dividend declared August 27, 2015.

See accompanying notes to consolidated financial statements

Bank of South Carolina Corporation and Subsidiary
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2015	2014
Net income	$1,198,919	$1,141,713
Other comprehensive income
Unrealized gain (loss) on securities (net of tax $295,129 and $47,757, respectively)	502,516	(81,316)
Other comprehensive income (loss), net of tax	502,516	(81,316)
Total Comprehensive income	$1,701,435	$1,060,397

	Nine Months Ended September 30,
	2015	2014
Net income	$3,657,316	$3,207,438
Other comprehensive income
Unrealized gain on securities (net of tax $27,046 and $53,306, respectively)	379,197	231,718
Reclassification adjustment for gains included in income (net of tax $97,829
and $82,782, respectively)	(166,572)	(140,953)
Other comprehensive income, net of tax	212,625	90,765
Total Comprehensive income	$3,869,941	$3,298,203

See accompanying notes to consolidated financial statements.

Bank of South Carolina Corporation and Subsidiary
Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

December 31, 2013	$28,678,150	$7,007,532	$(1,902,439)	$955,900	$34,739,143
Net income	—	3,207,438	—	—	3,207,438
Other comprehensive
income	—	—	—	90,765	90,765
Exercise of stock
options	26,050	—	—	—	26,050
Stock-based
compensation
expense	55,709	—	—	—	55,709
Cash dividends ($0.49
per common share)	—	(2,186,080)	—	—	(2,186,080)
September 30, 2014	$28,759,909	$8,028,890	$(1,902,439)	$1,046,665	$35,933,025

December 31, 2014	$28,779,108	$8,640,291	$(1,902,439)	$1,243,022	$36,759,982
Net income	—	3,657,316	—	—	3,657,316
Other comprehensive
income	—	—	—	212,625	212,625
Exercise of stock options	113,254	—	—	—	113,254
10% Stock dividend
446,597 common
21,945 treasury
at $15.72	7,360,703	(7,020,505)	(344,976)	—	(4,778)
Stock-based
compensation
expense	58,943	—	—	—	58,943
Cash dividends ($0.39
per common share)	—	(1,799,981)	—	—	(1,799,981)
September 30, 2015	$36,312,008	$3,477,121	$(2,247,415)	$1,455,647	$38,997,361

See accompanying notes to consolidated financial statements.

Bank of South Carolina Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$3,657,316	$3,207,438
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	148,425	152,869
Gain on sale of securities	(264,401)	(223,735)
Gain on sale of other real estate owned	—	(2,382)
Provision for loan losses	82,500	62,500
Stock-based compensation expense	58,943	55,709
Net amortization of unearned discounts
on investments	73,622	256,679
Origination of mortgage loans held for sale	(74,776,964)	(50,265,314)
Proceeds from sale of mortgage loans held for sale	75,083,908	48,374,207
Decrease (increase) in accrued interest receivable
and other assets	334,841	(161,354)
Increase in accrued interest payable
and other liabilities	202,926	358,805

Net cash provided by operating activities	4,601,116	1,815,422

Cash flows from investing activities:
Proceeds from maturities of investment securities
available for sale	2,315,000	1,920,000
Proceeds from sale of investment securities available for sale	15,219,799	19,529,603
Proceeds from sale of other real estate owned	—	37,855
Purchase of investment securities available for sale	(19,278,675)	(33,418,244)
Net increase in loans	(7,358,989)	(11,879,322)
Purchase of premises, equipment and leasehold
improvements, net	(93,833)	(98,424)

Net cash used by investing activities	(9,196,698)	(23,908,532)

Cash flows from financing activities:
Net increase in deposit accounts	21,333,477	24,032,780
Net (decrease) increase in short-term borrowings	(6,499,540)	9,680,244
Dividends paid	(1,740,932)	(1,739,616)
Cash paid for fractional shares	(4,778)	—
Stock options exercised	113,254	26,050

Net cash provided by financing activities	13,201,481	31,999,458

Net increase in cash and cash equivalents	8,605,899	9,906,348
Cash and cash equivalents at beginning of period	10,379,048	22,124,096

Cash and cash equivalents at end of period	$18,984,947	$32,030,444

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$313,689	$329,710
Income taxes	$1,631,252	$1,232,000
Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$59,049	$446,464
Change in unrealized gain on available
for sale securities, net of tax	$212,625	$90,765
Transfer of loans to other real estate owned	$98,451	$557,416

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2014 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results which may be expected for the entire year.

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

To comply with Federal Reserve regulations, we are required to maintain certain average cash reserve balances. Our daily reserve requirement for the three and nine month periods ending September 30, 2015 and the three and nine month periods ending September 30, 2014 was satisfied by vault cash.

Note 3: Investment Securities

We classify investments into three categories as follows: (1) Held to Maturity - debt securities that we have the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for the three and nine months ended September 30, 2015 and at December 31, 2014. We do not have any mortgage-backed securities nor have we ever invested in mortgage-backed securities. (See “non-interest income” for discussion on the sale of investment securities.)

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. At September 30, 2015 and December 31, 2014, we had approximately $7.0 million and $7.3 million in mortgage loans held for sale, respectively. Gains or losses on sales of loans are recognized when control over these assets has been surrendered and are included in mortgage banking income in the consolidated statements of income.

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

We account for nonrefundable fees and costs associated with originating or acquiring loans by requiring that loan origination fees be recognized over the life of the related loan as an adjustment on the loan’s yield. Deferred loan fees were $108,939 at September 30, 2015 and $89,441 at December 31, 2014. Certain direct loan origination costs shall be recognized over the life of the related loan as a reduction of the loan’s yield.

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

The following is a summary of the non-accrual loans as of September 30, 2015 and December 31, 2014.

September 30, 2015
Loans Receivable on Non-Accrual
Commercial	$—
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	1,400,600
Consumer:
Consumer Real Estate	82,015
Consumer - Other	—
Total	$1,482,615

December 31, 2014
Loans Receivable on Non-Accrual
Commercial	$—
Commercial Real Estate:
Commercial Real Estate - Construction	—
Commercial Real Estate - Other	882,413
Consumer:
Consumer Real Estate	—
Consumer - Other	—
Total	$882,413

Bank of South Carolina Notes to Consolidated Financial Statements

The following is a schedule of our delinquent loans, excluding mortgage loans held for sale, as of September 30, 2015 and December 31, 2014.

September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$4,640	1,065,264	—	1,069,904	47,010,005	48,079,909	—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	1,371,523	1,371,523	—
Commercial Real Estate -Other	187,359	696,206	685,271	1,568,836	118,209,088	119,777,924	89,500
Consumer:
Consumer- Real Estate	53,989	—	82,015	136,004	67,184,285	67,320,289	—
Consumer-Other	7,803	1,735	—	9,538	4,691,070	4,700,608	—
Total	$253,792	1,763,204	767,286	2,784,282	238,465,971	241,250,253	89,500

December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$557,608	2,474	—	560,082	49,339,495	49,899,577	—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	1,511,702	1,511,702	—
Commercial Real Estate -Other	229,607	589,705	1,665,673	2,484,985	113,254,697	115,739,682	1,274,119
Consumer:
Consumer- Real Estate	—	—	—	—	62,054,983	62,054,983	—
Consumer-Other	17,468	—	—	17,468	4,894,380	4,911,848	—
Total	$804,683	592,179	1,665,673	3,062,535	231,055,257	234,117,792	1,274,119

We grant short to intermediate term commercial and consumer loans to customers throughout our primary market area of Charleston, Berkeley and Dorchester Counties of South Carolina. Our primary market area is heavily dependent on tourism and medical services. Although we have a diversified loan portfolio, a substantial portion of our debtors' ability to honor their contracts is dependent upon the stability of the economic environment in their primary markets including the government, tourism and medical industries. The majority of the loan portfolio is located in our immediate market area with a concentration in Real Estate Related, Offices and Clinics of Medical Doctors, Real Estate Agents and Managers, and Legal Services.

Bank of South Carolina Notes to Consolidated Financial Statements

As of September 30, 2015 and December 31, 2014, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans For September 30, 2015
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Related Allowance
Commercial	$719,343	$719,343	$—
Commercial Real Estate	2,670,690	2,670,690	—
Consumer Real Estate	450,053	450,053	—
Consumer Other	6,613	6,613	—

Total	3,846,699	3,846,699	—

With an allowance recorded:
Commercial	956,983	956,983	507,152
Commercial Real Estate	1,249,419	1,249,419	198,681
Consumer Real Estate	911,450	911,450	392,618
Consumer Other	97,171	97,171	97,171

Total	3,215,023	3,215,023	1,195,622
Grand Total	$7,061,722	$7,061,722	$1,195,622

Impaired and Restructured Loans As of December 31, 2014
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Related Allowance
Commercial	$634,865	$634,865	$—
Commercial Real Estate	3,349,844	3,349,844	—
Consumer Real Estate	351,140	351,140	—
Consumer Other	—	—	—

Total	4,335,849	4,335,849	—

With an allowance recorded:
Commercial	1,157,560	1,157,560	784,561
Commercial Real Estate	846,008	846,008	209,189
Consumer Real Estate	672,163	672,163	250,590
Consumer Other	39,547	39,547	39,547

Total	2,715,278	2,715,278	1,283,887
Grand Total	$7,051,127	$7,051,127	$1,283,887

Bank of South Carolina Notes to Consolidated Financial Statements

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2015 and 2014, respectively.

Average Recorded Investment and Interest Income Impaired and Restructured Loans For the Three Months Ended
	September 30, 2015		September 30, 2014
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$736,376	$11,289	$591,490	$12,344
Commercial Real Estate	2,689,602	37,625	3,212,538	40,197
Consumer Real Estate	450,053	4,559	351,712	2,576
Consumer Other	6,930	146	—	—

Total	3,882,961	53,619	4,155,740	55,117

With an allowance recorded:
Commercial	989,914	11,865	1,270,229	14,578
Commercial Real Estate	1,253,113	14,333	1,794,000	21,349
Consumer Real Estate	914,480	10,495	681,958	10,726
Consumer Other	98,486	1,415	39,996	419

Total	3,255,993	38,108	3,786,183	47,072
Grand Total	$7,138,954	$91,727	$7,941,923	$102,189

Bank of South Carolina Notes to Consolidated Financial Statements

Average Recorded Investment and Interest Income Impaired and Restructured Loans For the Nine months Ended
	September 30, 2015		September 30, 2014
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$763,464	$33,861	$603,268	$34,784
Commercial Real Estate	2,646,960	111,164	3,298,665	100,952
Consumer Real Estate	450,053	14,009	351,775	8,102
Consumer Other	7,139	224	—	—

Total	3,867,616	159,258	4,253,708	143,838

With an allowance recorded:
Commercial	1,026,875	37,673	1,320,051	42,558
Commercial Real Estate	1,254,696	43,702	1,803,242	61,062
Consumer Real Estate	920,347	29,772	691,169	26,365
Consumer Other	100,889	4,462	42,114	1,528

Total	3,302,807	115,609	3,856,576	131,513
Grand Total	$7,170,423	$274,867	$8,110,284	$275,351

The following table illustrates credit risks by category and internally assigned grades at September 30, 2015 and December 31, 2014.

September 30, 2015
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$43,993,347	$935,506	$113,436,081	$63,862,429	$4,313,261	$226,540,624
Watch	1,033,532	436,017	1,221,544	1,992,556	254,295	4,937,944
OAEM	1,376,704	—	1,200,190	103,801	29,268	2,709,963
Sub-Standard	1,676,326	—	3,920,109	1,361,503	103,784	7,061,722
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$48,079,909	$1,371,523	$119,777,924	$67,320,289	$4,700,608	$241,250,253

Bank of South Carolina Notes to Consolidated Financial Statements

December 31, 2014
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$45,154,058	$1,062,185	$108,568,274	$58,744,677	$4,512,912	$218,042,106
Watch	2,401,715	—	1,697,883	1,818,923	276,557	6,195,078
OAEM	551,380	449,517	1,378,436	467,482	82,832	2,929,647
Sub-Standard	1,792,424	—	4,095,089	1,023,901	39,547	6,950,961
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$49,899,577	$1,511,702	$115,739,682	$62,054,983	$4,911,848	$234,117,792

The following table sets forth the changes in the allowance and an allocation of the allowance by loan category for the three and nine months ended September 30, 2015 and for the three and nine months ended September 30, 2014 and at December 31, 2014. The allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors described above.

For the Three Months Ended
September 30, 2015
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance June 30, 2015	$1,044,329	1,186,043	957,447	219,939	3,407,758
Charge-offs	(99,737)	(34,252)	(6,075)	(19,274)	(159,338)
Recoveries	—	17,000	6,075	10,276	33,351
Provisions	3,450	100,935	(46,204)	(50,681)	7,500
Ending Balance	948,042	1,269,726	911,243	160,260	3,289,271

Bank of South Carolina Notes to Consolidated Financial Statements

As of and for the Nine Months Ended
September 30, 2015
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance December 31, 2014	$1,211,130	$1,112,387	$906,255	$105,076	$3,334,848
Charge-offs	(99,737)	(55,252)	(6,075)	(40,007)	(201,071)
Recoveries	9,164	47,000	6,075	10,755	72,994
Provisions	(172,515)	165,591	4,988	84,436	82,500
Ending Balance	948,042	1,269,726	911,243	160,260	3,289,271
Allowance for Loan Losses Ending Balances:
Individually evaluated for impairment	507,152	198,681	392,618	97,171	1,195,622
Collectively evaluated for impairment	440,890	1,071,045	518,625	63,089	2,093,649
Investment in Loans Ending Balance:
Individually evaluated for impairment	1,676,326	3,920,109	1,361,503	103,784	7,061,722
Collectively evaluated for impairment	$46,403,583	$117,229,338	$65,958,786	$4,596,824	$234,188,531

For the Three Months Ended
September 30, 2014
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance June 30, 2014	$1,277,246	$1,317,450	$696,661	$88,451	$3,379,808
Charge-offs	—	(15,834)	—	(3,004)	(18,838)
Recoveries	—	12,000	—	206	12,206
Provisions	(23,077)	(25,135)	44,219	16,493	12,500
Ending Balance	1,254,169	1,288,481	740,880	102,146	3,385,676

Bank of South Carolina Notes to Consolidated Financial Statements

As of and for the Nine Months Ended
September 30, 2014
	Commercial	Commercial Real Estate	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance December 31, 2013	$1,448,804	$1,064,363	$694,950	$84,160	$3,292,277
Charge-offs	—	(19,787)	—	(7,133)	(26,920)
Recoveries	—	31,100	—	26,719	57,819
Provisions	(194,635)	212,805	45,930	(1,600)	62,500
Ending Balance	1,254,169	1,288,451	740,880	102,146	3,385,676
Allowance for Loan Losses Ending Balances:
Individually evaluated for impairment	872,728	470,189	151,431	39,547	1,533,895
Collectively evaluated for impairment	381,441	738,704	589,449	62,599	1,851,781
Investment in Loans Ending Balance:
Individually evaluated for impairment	2,224,613	4,600,806	1,031,280	39,547	7,896,246
Collectively evaluated for impairment	$46,495,983	$110,560,553	$59,724,271	$4,996,056	$221,776,863

Bank of South Carolina Notes to Consolidated Financial Statements

TDR’s (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $433,743 and $466,541 at September 30, 2015 and December 31, 2014, respectively. All restructured loans were renegotiated to allow multiple principal extensions and were performing as agreed as of September 30, 2015 and December 31, 2014, respectively.

There were no additional loans identified as a TDR during the nine months ended September 30, 2015. There were no loans identified as a TDR that were in default as of September 30, 2015 or as of December 31, 2014.

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

Note 7: Concentration of Credit Risk

Our primary market consists of the Counties of Berkeley, Charleston and Dorchester, South Carolina. At September 30, 2015 and December 31, 2014, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

Bank of South Carolina Notes to Consolidated Financial Statements

Note 8: Other Real Estate Owned

Other real estate owned (“OREO”) is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral, or our estimation of the value of the collateral. Gains and losses on the sale of OREO and subsequent write-downs from periodic re-evaluation are charged to Other Operating Income. We had two properties valued at $620,394 classified as OREO at September 30, 2015 and one property valued at $521,943 at December 31, 2014. A property valued at $35,473 classified as OREO sold at a gain of $2,382 during the year ended December 31, 2014.

The following table summarizes the activity in OREO at September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014
Balance, beginning of period	$521,943	$—
Additions-foreclosure	98,451	557,416
Sales	—	35,473
Write-downs	—	—
Balance, end of period	$620,394	$521,943

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. We believe that we had no uncertain tax positions as of September 30, 2015 or December 31, 2014.

Note 10: Stock Based Compensation

The shareholders of the Company voted at the Company’s Annual Meeting, April 13, 2010 to approve the 2010 Omnibus Stock Incentive Plan, including 363,000 shares (adjusted for a 10% stock dividend declared on August 26, 2010 and a 10% stock dividend declared on August 27, 2015) reserved under the plan (copy of the plan was filed with 2010 Proxy Statement). This plan is intended to assist the Company in recruiting and retaining employees with ability and initiative by enabling employees to participate in its future success and to align their interest with those of the Company and its shareholders. Under the Omnibus Stock Incentive Plan, options are periodically granted to employees at a price not less than 100% of the fair market value of the shares at the date of the grant. All employees are eligible to participate in this plan if the Executive Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to the profits or growth of the Company or its subsidiary. Options may be exercised in whole at any time or in part from time to time at such times and in compliance with such requirements as the Executive Committee shall determine. The maximum period in which an option may be exercised is determined at the date of grant and shall not exceed 10 years from the date of grant.

The options are not transferable except by will or by the laws of descent and distribution.

On April 23, 2015, the Executive Committee granted options to purchase an aggregate of 20,350 shares to nine employees. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 4.13%, historical volatility 19.62%, risk free interest rate of 1.96%. In addition, the Executive Committee granted options to purchase 3,300 shares to an employee on June 29, 2015. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 4.13%, historical volatility 19.62%, risk free interest rate of 1.96%.

Bank of South Carolina Notes to Consolidated Financial Statements

On July 24, 2014, the Executive Committee granted options to purchase an aggregate of 11,000 shares to twelve employees. Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 3.74%, historical volatility 31.69%, risk free interest rate of 2.52% and an expected life of 10 years.

On April 14, 1998, the Company adopted the 1998 Omnibus Stock Incentive Plan which expired on April 14, 2008. Options can no longer be granted under the 1998 Plan. Options granted before April 14, 2008, shall remain valid in accordance with their terms. There are currently options to purchase 19,017 shares outstanding under this plan with options to purchase 13,209 shares exercisable.

All of the above shares subject to options have been adjusted to reflect a 10% stock dividend declared on August 27, 2015.

Under both plans, employees become 20% vested after five years and vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant.

The following is a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plan for the three and nine months ended September 30, 2015 and for the three and nine months ended September 30, 2014.

Three Months Ended September 30, 2015	Options	Weighted Average Exercise Price

Balance at July 1, 2015	187,042	$10.84
Forfeited	(1,925)	13.49
Balance at September 30, 2015	185,117	10.81

Nine months Ended September 30, 2015	Options	Weighted Average Exercise Price

Balance at January 1, 2015	176,181	$10.48
Forfeited	(6,326)	11.88
Exercised	(8,388)	13.51
Granted	23,650	14.48
Balance at September 30, 2015	185,117	10.81

Three months Ended September 30, 2014	Options	Weighted Average Exercise Price

Balance at July 1, 2014	168,206	$10.03
Granted	11,000	13.49
Forfeited	(1,375)	11.67
Balance at September 30, 2014	177,831	10.23

Nine months Ended September 30, 2014	Options	Weighted Average Exercise Price

Balance at January 1, 2014	175,081	$10.03
Granted	11,000	13.49
Forfeited	(5,500)	10.73
Exercised	(2,750)	9.47
Balance at September 30, 2014	177,831	10.23

Options exercisable at September 30, 2015	13,209	$13.41

All shares and exercise prices per share have been adjusted to reflect a 10% stock dividend declared on August 27, 2015.

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

The following table is a summary of dividends declared during the nine months ended September 30, 2015 and the nine months ended September 30, 2014.

Quarterly Dividend	Date Declared	Date of Record	Date Payable
$.13	March 26, 2015	April 7, 2015	April 30, 2015
$.13	June 25, 2015	July 6, 2015	July 31, 2015
$.13	September 24, 2015	October 5, 2015	October 30, 2015

Quarterly Dividend	Date Declared	Date of Record	Date Payable
$.13	March 27, 2014	April 8, 2014	April 30, 2014
$.13	June 26, 2014	July 7, 2014	July 31, 2014
$.13	September 25, 2014	October 8, 2014	October 31, 2014
Special $.10	September 25, 2014	October 8, 2014	October 31, 2014

Income per common share for the three and nine months ended September 30, 2015 and for the three and nine months ended September 30, 2014 was calculated as follows:

All shares have been adjusted to reflect a 10% stock dividend declared August 27, 2015.

	For The Three Months Ended September 30, 2015
	Income (Numerator)	Shares Weighted Average (Denominator)	Per Share Amount

Net income	$1,198,919

Basic income available to common shareholders	$1,198,919	4,915,610	$.24

Effect of dilutive options		146,075

Diluted income available to common shareholders	$1,198,919	5,061,685	$.24

	For The Nine Months Ended September 30, 2015
	Income (Numerator)	Shares Weighted Average (Denominator)	Per Share Amount

Net income	$3,657,316

Basic income available to common shareholders	$3,657,316	4,911,142	$.74

Effect of dilutive options		151,553

Diluted income available to common shareholders	$3,657,316	5,062,695	$.72

Bank of South Carolina Notes to Consolidated Financial Statements

	For The Three Months Ended September 30, 2014
	Income (Numerator)	Shares Weighted Average (Denominator)	Per Share Amount

Net income	$1,141,713

Basic income available to common shareholders	$1,141,713	4,907,203	$.23

Effect of dilutive options		112,879

Diluted income available to common shareholders	$1,141,713	5,020,082	$.23

	For The Nine Months Ended September 30, 2014
	Income (Numerator)	Shares Weighted Average (Denominator)	Per Share Amount

Net income	$3,207,438

Basic income available to common shareholders	$3,207,438	4,907,203	$.65

Effect of dilutive options		112,702

Diluted income available to common shareholders	$3,207,438	5,019,905	$.64

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

Comprehensive income totaled $1,701,435 and $1,060,397 for the three months ended September 30, 2015 and 2014, respectively and $3,869,941 and $3,298,203 for the nine months ended September 30, 2015 and 2014, respectively.

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

Bank of South Carolina Notes to Consolidated Financial Statements

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

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of September 30, 2015 and September 30, 2014.

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

Bank of South Carolina Notes to Consolidated Financial Statements

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

Other Real Estate Owned (OREO)

Loans, secured by real estate, are adjusted to fair value upon transfer to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or our estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraisal, we record the asset as nonrecurring Level 2. When an appraised value is not available or we determine the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the asset as nonrecurring Level 3. We had two properties valued at $620,394 and one property valued at $521,943 classified as OREO at September 30, 2015 and December 31, 2014, respectively.

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

3)       Any loan over 60 days past due

4)       Any loan rated sub-standard, doubtful, or loss

5)       Excessive principal extensions are executed

6)       If we are provided information that indicates that we will not collect all principal and interest as scheduled

Once a loan is identified as individually impaired, we measure the impairment in accordance with Accounting Standards Codification (“ASC”) 310-10, “Accounting by Creditors for Impairment of a Loan”.

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

Bank of South Carolina Notes to Consolidated Financial Statements

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2015 and December 31, 2014, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with topic ASC 820 “Fair Value Measurement”, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. We record the impaired loan as nonrecurring Level 3.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 are as follows:

Balance at September 30, 2015
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$29,908,712	$—	$—	$29,908,712
Government Sponsored Enterprises	—	51,653,088	—	51,653,088
Municipal Securities	—	29,240,720	5,199,347	34,440,067
Total	$29,908,712	$80,893,808	$5,199,347	$116,001,867

Balance at December 31, 2014
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$29,248,281	$—	$—	$29,248,281
Government Sponsored Enterprises	—	50,142,649	—	50,142,649
Municipal Securities	—	33,226,093	1,377,089	34,603,182
Total	$29,248,281	$83,368,742	$1,377,089	$113,994,112

There were no liabilities carried at fair value on a recurring basis as of September 30, 2015 or December 31, 2014.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the collaterally dependent assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of September 30, 2015, and December 31, 2014, for which a nonrecurring change in fair value has been recorded as of September 30, 2015 and December 31, 2014.

September 30, 2015
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$5,866,100	$5,866,100
Other real estate owned	—	—	620,394	620,394
Total	$—	$—	$6,486,494	$6,486,494

December 31, 2014
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$5,767,240	$5,767,240
Other real estate owned	—	—	521,943	521,943
Total	$—	$—	$6,289,183	$6,289,183

There were no liabilities carried at fair value on nonrecurring basis as of September 30, 2015 or December 31, 2014.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurement at September 30, 2015 and December 31, 2014.

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

c. Loans

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans at September 30, 2015 and December 31, 2014, approximate market.

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

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of September 30, 2015 and December 31, 2014:

September 30, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,516,874	$6,516,874	6,516,874	—	—
Interest-bearing deposits in other banks	12,468,073	12,468,073	12,468,073	—	—
Investments available for sale	116,001,867	116,001,867	29,908,712	80,893,808	5,199,347
Mortgage loans to be sold	7,018,137	7,018,137	—	7,018,137	—
Loans	241,250,253	241,286,861	—	—	241,286,861
Financial Liabilities:
Deposits	343,752,504	344,467,342	—	344,467,342	—

	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments:

Commitments to extend credit	$82,753,090	$—	$—	—	$—
Standby letters of credit	567,427	—	—	—	—

Bank of South Carolina Notes to Consolidated Financial Statements

December 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,698,435	$4,698,435	4,698,435	—	—
Interest-bearing deposits in other banks	5,680,613	5,680,613	5,680,613	—	—
Investments available for sale	113,994,112	113,994,112	29,248,281	83,368,742	1,377,089
Mortgage loans to be sold	7,325,081	7,325,081	—	7,325,081
Loans	234,117,792	234,204,303	—	—	234,204,303
Financial Liabilities:
Deposits	322,419,027	322,435,308	—	322,435,308	—

	Notional Amount	Fair Value
Off-Balance Sheet Financial Instruments:

Commitments to extend credit	$62,597,548	$—	$—	—	$—
Standby letters of credit	577,943	—	—	—	—

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

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for reporting periods beginning after December 15, 2017. We will apply this guidance using the modified retrospective approach. We do not expect this amendment to have a material effect on our financial statements.

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

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. This amendment will be effective for annual periods ending after December 31, 2016, and for annual and interim periods thereafter. We do not expect this amendment to have a material effect on our financial statements.

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

Bank of South Carolina Notes to Consolidated Financial Statements

In August 2015, the FASB issued amendments to the interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. These amendments did not have a material effect on our financial statements.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $384,559,093 in assets as of September 30, 2015 and net income of $1,198,919 and $3,657,316 for the three and nine months ended September 30, 2015, respectively. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

The following is a discussion of our financial condition as of September 30, 2015 as compared to December 31, 2014 and the results of operations for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014. The discussion and analysis identifies significant factors that have affected our financial position and operating results and should be read in conjunction with the financial statements and the related notes included in this report.

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

A primary risk of lending is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers. The reserve for credit losses consists of the allowance for loan losses (the "Allowance") and a reserve for unfunded commitments (the "Unfunded Reserve"). The Allowance provides for estimable losses inherent in our loan and lease portfolio. The Allowance is increased or decreased through the provisioning process. For a detailed discussion on the allowance for loan losses see “Allowance for Loan Losses”.

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2015 and our notes included in the consolidated financial statements in our 2014 Annual Report on Form 10-K as filed with the SEC.

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

Balance Sheet

Cash and Cash Equivalents

Cash and cash equivalents include working cash funds, due from banks, interest-bearing deposits in other banks, items in process of collection and federal funds sold. All amounts are readily convertible to cash and have maturities of less than 90 days. Total cash and cash equivalents increased 82.92% or $8,605,899 to $18,984,947 at September 30, 2015, from $10,379,048 at December 31, 2014. This increase was primarily due to an increase in deposits resulting in an increase in cash and interest bearing deposits in other banks.

Regulations set by the Federal Reserve require that we maintain certain average cash reserve balances. At September 30, 2015 and 2014 our cash reserve requirement with the Federal Reserve was satisfied by vault cash.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. At September 30, 2015, outstanding loans (plus deferred loan fees of $108,939) totaled $241,250,253 which equaled 70.18% of total deposits and 62.73% of total assets. Most loans were to borrowers located in our market area of Charleston, Dorchester and Berkeley Counties of South Carolina.

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

The breakdown of total loans by type and the respective percentage of total loans are as follows:

	September 30,		December 31,
	2015	2014	2014
Commercial loans	$48,079,909	48,720,596	$49,899,577
Commercial real estate:
Commercial real estate construction	1,371,523	1,529,534	1,511,702
Commercial real estate other	119,777,924	115,161,359	115,739,682
Consumer:
Consumer real estate	67,320,289	59,226,017	62,054,983
Consumer other	4,700,608	5,035,603	4,911,848
	241,250,253	229,673,109	234,117,792
Allowance for loan losses	(3,289,271)	(3,385,676)	(3,334,848)

Loans, net	$237,960,982	226,287,433	$230,782,944

Percentage of Loans	September 30,		December 31,
	2015	2014	2014
Commercial loans	19.93%	21.21%	21.31%
Commercial real estate construction	.57%	.67%	.64%
Commercial real estate other	49.65%	50.14%	49.44%
Consumer real estate	27.90%	25.79%	26.51%
Consumer other	1.95%	2.19%	2.10%

Total	100.00%	100.00%	100.00%

Investment Securities Available for Sale

We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledging of public funds. Investments are classified into three categories (1) Held to Maturity (2) Trading and (3) Available for Sale. We believe that maintaining our securities in the Available for Sale category provides greater flexibility in the management of the overall investment portfolio. The average yield on investments at September 30, 2015 was 2.19% compared to 2.15% at September 30, 2014 and 2.12% at December 31, 2014. The amortized cost of the investments available for sale at September 30, 2015, September 30, 2014 and December 31, 2014 and percentage of each category to total investments are as follows:

	Investment Portfolio
	September 30, 2015	September 30, 2014	December 31, 2014
US Treasury Notes	$29,908,712	$29,922,266	$29,248,281
Government-Sponsored
Enterprises	51,653,088	42,163,057	50,142,649
Municipal Securities	34,440,067	34,642,666	34,603,182
	$116,001,867	$106,727,989	$113,994,112

US Treasury Notes	25.78%	28.04%	25.66%
Government-Sponsored
Enterprises	44.53%	39.50%	43.99%
Municipal Securities	29.69%	32.46%	30.35%
	100.00%	100.00%	100.00%

All investment securities were classified as Available for Sale (debt and equity securities that may be sold under certain conditions) at September 30, 2015 and December 31, 2014. The securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis. (See “non-interest income” for discussion on the sale of investment securities.)

The amortized cost and fair value of investment securities available for sale are summarized as follows as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Notes	$29,506,783	$401,929	$—	$29,908,712
Government-Sponsored Enterprises	51,160,342	576,093	83,347	51,653,088
Municipal Securities	33,024,189	1,477,855	61,977	34,440,067

Total	$113,691,315	$2,455,877	$145,324	$116,001,867

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Notes	$29,162,412	$105,627	$19,758	$29,248,281
Government-Sponsored Enterprises	50,194,951	95,961	148,263	50,142,649
Municipal Securities	32,663,698	1,973,743	34,259	34,603,182

Total	$112,021,061	$2,175,331	$202,280	$113,994,112

The amortized cost and fair value of investment securities available for sale at September 30, 2015, and December 31, 2014, by contractual maturity are as follows:

September 30, 2015
	Amortized Cost	Estimated Fair Value

Due in one year or less	$3,319,312	$3,348,511
Due in one year to five years	60,758,549	61,922,337
Due in five years to ten years	46,302,046	47,324,190
Due in ten years and over	3,311,408	3,406,829

Total	$113,691,315	$116,001,867

December 31, 2014
	Amortized Cost	Estimated Fair Value

Due in one year or less	$8,324,400	$8,362,398
Due in one year to five years	43,301,670	43,851,426
Due in five years to ten years	52,566,597	53,671,067
Due in ten years and over	7,828,394	8,109,221

Total	$112,021,061	$113,994,112

The fair value of investment securities available for sale with unrealized losses at September 30, 2015, and December 31, 2014, are as follows:

September 30, 2014
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$—	$—	$—	$—	$—	$—
Government-Sponsored Enterprises	5,017,980	83,347	—	—	5,017,980	83,347
Municipal Securities	6,138,841	61,977	—	—	6,138,841	61,977
Total	$11,156,821	$145,324	$—	$—	$11,156,821	$145,324

December 31, 2014
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury Notes	$4,948,438	$19,758	$—	$—	$4,948,438	$19,758
Government-Sponsored Enterprises	28,850,132	148,263	—	—	28,850,132	148,263
Municipal Securities	931,428	27,182	1,557,833	7,077	2,489,261	34,259
Total	$34,729,998	$195,203	$1,557,833	$7,077	$36,287,831	$202,280

At September 30, 2015, we had one Government Sponsored Enterprise with an unrealized loss of $83,347 and eight Municipal Securities with an unrealized loss of $61,977. At December 31, 2014 we had two U.S. Treasury Notes with an unrealized loss of $19,758, seven Government Sponsored Enterprises with an unrealized loss of $148,263 and three Municipal Securities with an unrealized loss of $34,259. The unrealized losses on investments were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Therefore, these investments are not considered other-than-temporarily impaired. We have the ability to hold these investments until market price recovery or maturity.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest bearing deposits provided funding for 59.02% of average earning assets for the nine months ended September 30, 2015, and 61.88% for the twelve months ended December 31, 2014. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable. The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	September 30,		December 31,
	2015	2014	2014
Non-interest bearing demand	$116,488,824	$109,354,662	$107,072,271
Interest bearing demand	79,865,760	76,901,044	79,397,647
Money market accounts	56,659,892	52,443,674	47,450,210
Time deposits over $250,000	34,121,413	35,185,310	32,363,615
Other time deposits	30,297,705	30,804,764	29,457,720
Other savings deposits	26,318,910	24,585,981	26,677,564

Total Deposits	$343,752,504	$329,275,435	$322,419,027

Percentage of Deposits	September 30,		December 31,
	2015	2014	2014
Non-interest bearing demand	33.89%	33.21%	33.21%
Interest bearing demand	23.23%	23.35%	24.62%
Money Market accounts	16.48%	15.93%	14.72%
Time deposit over $250,000	9.93%	10.69%	10.04%
Other time deposits	8.81%	9.35%	9.14%
Other savings deposits	7.66%	7.47%	8.27%

Total Deposits	100.00%	100.00%	100.00%

Deposits increased 4.40% or $14,477,069 from September 30, 2014 to September 30, 2015 and increased 6.62% or $21,333,477 from December 31, 2014 to September 30, 2015. These increases were primarily due to larger balances in existing customer accounts as well as new accounts. Certificates of Deposit and other time deposits over $250,000 totaled $34,121,413, $35,185,310 and $32,363,615 at September 30, 2015, September 30, 2014 and December 31, 2014, respectively.

At September 30, 2015 and September 30, 2014, deposits with an aggregate deficit balance of $37,246 and $27,771, respectively were re-classified as other loans. At December 31, 2014 deposits with an aggregate deficit balance of $58,364 were reclassified as other loans.

Short-Term Borrowings

Short term borrowings are summarized as follows:

	September 30, 2015	December 31, 2014
Securities sold under agreement to repurchase	$481,141	$6,980,681
Total	$481,141	$6,980,681

Securities sold under agreements to repurchase with customers mature on demand. These borrowings were collateralized by two U.S. Treasury Notes with an amortized cost of $2,664,912 and a fair value of $2,717,774 at September 30, 2015. At December 31, 2014, the borrowings were collateralized by five U.S. Treasury Notes with an amortized cost of $8,502,891 and a fair value of $8,553,484. The agreements to repurchase had a weighted average interest rate of .018% at September 30, 2015 and .025% at December 31, 2014, respectively. The average amount of outstanding agreements to repurchase was $2,459,048 for the nine months ended September 30, 2015 and $2,426,044 for the twelve months ended December 31, 2014. The securities underlying the repurchase agreements were held in safekeeping by an authorized broker. At the maturity date of this agreement the securities will be returned to our account.

At September 30, 2015 and December 31, 2014, we had no outstanding federal funds purchased with the option to borrow up to $18,000,000 on short term lines of credit. We established a Borrower-In-Custody arrangement with the Federal Reserve as a secondary source of liquidity. This arrangement permits us to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement we could borrow up to $74 million and $71 million at September 30, 2015 and December 31, 2014, respectively. There have been no borrowings under this arrangement.

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014

Net income increased $57,206 or 5.01% to $1,198,919, or basic and diluted earnings per share of $.24 and $.24, respectively, for the three months ended September 30, 2015, from $1,141,713, or basic and diluted earnings per share of $.23 and $.23, respectively, for the three months ended September 30, 2014. Our return on average assets and average equity for the three months ended September 30, 2015 were 1.25% and 12.27%, respectively, compared with 1.23% and 12.36%, respectively, for the three months ended September 30, 2014.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $152,830 or 4.61% to $3,468,442 for the three months ended September 30, 2015 from $3,315,612 for the three months ended September 30, 2014. This increase was primarily due to increases in interest and fees on loans and interest and dividends from investment securities. Our local economy continues to improve which is giving our customers confidence to borrow for business and personal needs. Our average loans increased $9,553,253 or 4.08% to $243,617,106 for the three months ended September 30, 2015, compared to $234,063,853 for the three months ended September 30, 2014. The yield on average loans remained relatively unchanged from 4.85% for the three months ended September 30, 2014, to 4.86% for the three months ended September 30, 2015. Interest income on loans increased $106,749 for the three months ended September 30, 2015 to $2,975,653 from $2,868,904 for the three months ended September 30, 2014.

Average investment securities increased $6,092,447 or 6.04% to $106,900,893 for the three months ended September 30, 2015, with a yield of 2.16% as compared to $100,808,446 for the three months ended September 30, 2014, with a yield of 2.11%. Interest and dividends on investment securities increased $45,674 to $581,708 for the three months ended September 30, 2015. This was an increase of 8.52% from $536,034 for the three months ended September 30, 2014. An increase in deposits gave us the opportunity to invest our excess cash in investment securities to improve our earnings yield.

Allowance for Loan Losses

The allowance for loan losses represents our estimate of probable losses inherent in our loan portfolio. The adequacy of the allowance for loan losses (the “allowance”) is reviewed monthly by the Loan Committee and on a quarterly basis by the Board of Directors. For purposes of this analysis, adequacy is defined at a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented. To remain Generally Accepted Accounting Principals (“GAAP”) compliant, the methodology employed for this analysis has been modified over the years to reflect our economic environment. This allowance is reviewed on a monthly basis by Credit Personnel. In addition, the allowance is validated on a periodic basis by the Company’s Risk Management Officer. The methodology is based on a Reserve Model that is comprised of the three components listed below:

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

Although significantly under the threshold of 100% of capital (currently approximately $39 million), the number of overmargined real estate loans currently totals approximately $11.7 million or approximately 4.84% of our loan portfolio at September 30, 2015 compared to $16.1 million or approximately 9.09% of the loan portfolio at September 30, 2014.

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

There continues to be an influx of new banks in our geographic area. This increase has decreased the local industry’s overall margins as a result of pricing competition. We believe that our borrowing base is well established and therefore unsound price competition is not necessary.

The risks associated with the effects of changes in credit concentration include loan concentration, geographic concentration and regulatory concentration.

As of September 30, 2015, there were only four Standard Industrial Code groups that comprised more than 2% of our total outstanding loans. The four groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, and legal services.

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

Based on our allowance for loan loss model, we recorded a provision for loan loss of $7,500 for the three months ended September 30, 2015 compared to $12,500 for the three months ended September 30, 2014. We believe our reserve is appropriate for our risk levels and anticipate strong loan growth in our improving economy. At September 30, 2015 the five-year average loss ratios were: .167% Commercial, .590% Consumer, .068% 1-4 Residential, .000% Real Estate Construction and .098% Real Estate Mortgage. The five-year historical loss ratio used at September 30, 2015 was .117% as compared to .172% at September 30, 2014.

During the three months ended September 30, 2015, charge-offs of $159,338 and recoveries of $33,351 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $3,289,271or 1.36% of total loans at September 30, 2015, compared to charge-offs of $18,838 and recoveries of $12,206 resulting in an allowance for loan losses of $3,385,676 or 1.47% of total loans at September 30, 2014.

We had impaired loans totaling $7,061,722 as of September 30, 2015 compared to $7,896,246 at September 30, 2014. Impaired loans include non-accrual loans with balances at September 30, 2015, and 2014, of $1,482,615 and $756,471, respectively and restructured loans (“TDR”) with balances at September 30, 2015 and 2014 of $433,743 and $473,119, respectively. We had two restructured loans at September 30, 2015 and September 30, 2014, respectively. According to GAAP, we are required to account for certain loan modifications or restructuring as a troubled debt restructuring, when appropriate. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Changes that occurred between September 30, 2014 and September 30, 2015 include eight loan receivables with an aggregate balance of $2,033,535 at September 30, 2014 being removed from the impaired loan classification. The following table reflects the changes.

Balance at 9/30/14		Estimated Loss at 9/30/14	Change at 9/30/15
$196,185	$	No loss expected	Paid off
51,959		No loss expected	Moved to satisfactory
495,974		No loss expected	Moved to satisfactory
180,992		50,255	Moved to OREO
335,163		No loss expected	Paid off
591,733		256,981	Paid off
102,737		102,737	Charged off
83,042		83,042	Charged off
$2,037,785		$493,015

Two loan receivables with an aggregate balance of $547,933 at September 30, 2014 were removed after the borrowers consistently paid as agreed and made substantial reductions to principal. All principal and interest are current and repayment of the remaining contractual principal and interest is expected. Eight loans with an aggregate balance of $1,729,812 were added to the impaired loan classification between September 30, 2014 and September 30, 2015. After a comprehensive review of our loans, it was determined that it is probable that we will not collect all amounts due according to the contractual terms of their loan agreements. Total expected loss on these loans is estimated to be $127,650. We do not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and we deem it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of 6 to 9 months, they are reviewed individually to determine if they should be returned to accrual status. There was one loan over 90 days past due still accruing interest at September 30, 2015 and September 30, 2014, respectively.

Net charge-offs for the three months ended September 30, 2015 and September 30, 2014 were $125,987 and $6,632, respectively. Although uncertainty in the economic outlook still exists, we believe loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The following table represents the net charge-offs by loan type.

Net (charge-offs) recovery for the three months ended
	September 30, 2015	September 30, 2014
Commercial Loans	$(99,737)	$—
Commercial Real Estate	(17,252)	(3,834)
Consumer Real Estate	—	—
Consumer Other	(8,998)	(2,798)
Net (charge-offs) recovery	$(125,987)	$(6,632)

We believe the allowance for loan losses at September 30, 2015 is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events which we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting our operating results.

The following table presents a breakdown of the allowance for loan losses as of September 30, 2015 and 2014, respectively.

	September 30, 2015		September 30, 2014
	Allowance by loan type	Percentage of loans to total loans	Allowance by loan type	Percentage of loans to total loans
Commercial Loans	948,042	21%	1,254,169	23%
Commercial Real Estate	1,269,726	51%	1,288,481	49%
Consumer Real Estate	911,243	26%	740,880	26%
Consumer Other	160,260	2%	102,146	2%
Total	3,289,271	100%	3,385,676	100%

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to the methodology used to determine the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. No provision was recorded during the three months ended September 30, 2015 or the three months ended September 30, 2014, resulting in no change to the balance of $20,825.

Other Income

Other income increased $44,653 or 7.23% to $662,038 for the three months ended September 30, 2015, from $617,385 for the three months ended September 30, 2014. This increase was primarily due to an increase in mortgage banking income of $29,773 or 7.77% to $413,077 for the three months ended September 30, 2015 as compared to $383,304 for the three months ended September 30, 2014. Mortgage originations increased $4,351,637 to $25,771,227 for the three months ended September 30, 2015, from $21,419,590 for the three months ended September 30, 2014. Low interest rates and a good economy in our market area contributed to this growth. According to the Charleston Trident Association of Realtors, home sales increased 9.6% in September 2015 as compared to the same time last year. Service charges fees and commissions increased $16,937 or 7.58% to $240,306 for the three months ended September 30, 2015. This increase was primarily due to an increase of $17,615 in debit card fees resulting from increased usage particularly by our business customers.

Other Expense

Other expense increased $130,764 or 5.83% to $2,372,742 for the three months ended September 30, 2015, from $2,241,978 for the three months ended September 30, 2014. This increase was primarily due to increases in salaries and employee benefits of $101,073 or 7.49% from $1,349,779 for the three months ended September 30, 2014 to $1,450,852 for the three months ended September 30, 2015. Base wages increased $84,338 to $1,150,761 for the three months ended September 30, 2015, as a result of annual merit increases and the addition of new positions in our Credit and Technology Departments, as well as a new mortgage lender. The cost of providing insurance for employees, including workers compensation, increased $8,935 from $144,170 for the three months ended September 30, 2014 to $153,105 for the three months ended September 30, 2015. Our Employee Stock Ownership Plan (“ESOP”) contribution increased $12,500 for the three months ended September 30, 2015, as our monthly contribution increased from $22,500 in 2014 to $25,000 in 2015, with an additional $2,500 increase in July 2015. We also saw an increase of $26,165 in other operating expenses from $522,998 for the three months ended September 30, 2014, to $549,163 for the three months ended September 30, 2015. This increase was primarily due to the increases in data processing fees, employee training and sundry losses. Our data processing fees fluctuate due to usage of electronic banking by our business and personal customers. Meanwhile, continued focus on the development of our young bankers drove the increase in employee training expenses. Sundry losses can be losses due to bank error, fraud, item processing, or theft.

Income Tax Expense

For the three months ended September 30, 2015, the Company’s effective tax rate was 31.50% compared to 31.98% during the three months ended September 30, 2014.

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014

Net income increased $449,878 or 14.03% to $3,657,316 for the nine months ended September 30, 2015 from $3,207,438 for the nine months ended September 30, 2014. Basic and diluted earnings per share for the nine months ended September 30, 2015 were $.74 and $.72, respectively, compared to basic and diluted earnings per share of $.65 and $.64, respectively, for the nine months ended September 30, 2014. This increase is primarily due to increases in interest and fees on loans, interest and dividends earned on investment securities, and mortgage banking income as well as a gain recognized on the sale of investment securities available for sale.

Net Interest Income

Net interest income increased $646,949 or 6.76% to $10,218,156 for the nine months ended September 30, 2015 from $9,633,707 for the nine months ended September 30, 2014. This increase was primarily due to increases in interest and fees on loans and interest and dividends on investment securities. Interest and fees on loans increased $405,669 or 4.83% to $8,798,553 for the nine months ended September 30, 2015 as the result of an improving local economy and consumer confidence. Interest and dividends on investment securities increased $254,515 or 16.79% to $1,770,754 for the nine months ended September 30, 2015 from $1,516,239 for the nine months ended September 30, 2014.

Average earning assets increased $27,123,091 or 7.87% to $371,933,389 for the nine months ended September 30, 2015 from $344,810,298 for the nine months ended September 30, 2014. Average loans increased $12.5 million or 5.42% for the nine months ended September 30, 2015. Average investments increased $11.5 million or 12.03% to $106,900,893 for the nine months ended September 30, 2015 from $95,420,572 for the nine months ended September 30, 2014.

Allowance for Loan Losses

The contribution to the allowance for loan losses for the nine months ended September 30, 2015 was $82,500 compared to $62,500 for the nine months ended September 30, 2014. The Loan Committee determined that this contribution was appropriate based upon the strength of our reserve and the anticipation of strong loan growth and an improving economy. During the period, we reduced the specific reserve from 100% to 50% for a borrower who has had a vast improvement in its financial condition. Three impaired loans with an estimated loss of $97,238 were paid off during the nine months ended September 30, 2015. We had net charge-offs of $128,077 for the nine months ended September 30, 2015, compared with net recoveries of $30,899 for the nine months ended September 30, 2014. Charge-offs of $201,071, recoveries of $72,994, together with the contribution to the allowance, resulted in an allowance for loan losses of $3,289,271 or 1.36% of total loans at September 30, 2015.

The following table represents the net charge-offs by loan type.

Net (charge-offs) recovery for the nine months ended
	September 30, 2015	September 30, 2014
Commercial Loans	$(90,573)	$—
Commercial Real Estate	(8,252)	11,313
Consumer Real Estate	—	—
Consumer Other	(29,252)	19,586
Net (charge-offs) recovery	$(128,077)	$30,899

Other Income

Non-interest income increased $421,235 or 22.89% to $2,261,188 for the nine months ended September 30, 2015. Our mortgage banking income increased $334,167 or 36.58% to $1,247,813 for the nine months ended September 30, 2015 from $913,646 for the nine months ended September 30, 2014. Mortgage banking income is highly influenced by mortgage interest rates and the housing market. According to local real estate market reports, the sales volume in the Charleston market at September 30 2015 was nearly 16% above the volume at September 30, 2014. Mortgage loan originations increased $24,511,650 or 48.76% to $74,776,964 for the nine months ended September 30, 2015 from $50,265,314 for the nine months ended September 30, 2014. Service charges, fees and commissions increased $48,993 to $728,799 for the nine months ended September 30, 2015 from $679,806 for the nine months ended September 30, 2014. This increase was primarily due to an increase of $45,091 in debit card fees resulting from increased usage particularly by our business customers. We also had a gain of $264,401 on the sale of $15,500,000 investment securities during the nine months ended September 30, 2015 compared to a gain of $223,735 on the sale of $19,000,000 investment securities during the nine months ended September 30, 2014.

Other Expense

Other expense increased $375,838 or 5.58% to $7,111,254 for the nine months ended September 30, 2015, from $6,735,416 for the nine months ended September 30, 2014. Salaries and employee benefits increased $333,964 or 8.33% from $4,008,738 for the nine months ended September 30, 2014 to $4,342,702 for the nine months ended September 30, 2015. Base wages increased $251,243 to $3,415,839 for the nine months ended September 30, 2015. This increase was primarily due to annual merit increases and the addition of new positions in our Credit and Technology Departments, as well as a new mortgage lender. The cost of providing insurance for employees including workers compensation increased $30,518 from $428,389 for the nine months ended September 30, 2014 to $458,907 for the nine months ended September 30, 2015. Our monthly contribution to the ESOP increased from $22,500 in 2014 to $25,000 for the first six months of 2015. The Board of Directors approved another increase in July 2015, to $27,500. Contributions to the ESOP increased 13.41% for the nine months ended September 30, 2015 as compared to the same period in 2014.

Our net occupancy expense increased $10,425 or .95% to $1,112,354 for the nine months ended September 30, 2015, from $1,101,929 for the nine months ended September 30, 2014. Our net occupancy expense includes rent and insurance on our banking locations as well as the cost of repairs and maintenance on these facilities. Occupancy expense increased primarily due to annual rent increases at our Meeting Street and Summerville banking locations as well as an increase in insurance on banking locations, offset by a decrease in the cost of maintenance and repairs and depreciation on furniture, fixtures and equipment.

Other operating expenses increased $31,449 to $1,656,198 for the nine months ended September 30, 2015 from $1,624,749 for the nine months ended September 30, 2014. We experienced increases of $12,500 in charitable contributions, $13,588 in data processing fees, $12,058 in employee training, offset by a decrease of $15,284 in sundry losses. We increased our charitable contributions to many local organizations that we have supported in the past and also supported additional organizations which led to an increase in our charitable giving. Our data processing fees fluctuate due to usage of electronic banking primarily by our business customers. Meanwhile, continued focus on the development of our young bankers drove the increase in employee training expenses. Sundry losses can be losses due to bank error, fraud, item processing, or theft.

Income Tax Expense

For the nine months ended September 30, 2015, the Company’s effective tax rate was 31.87% compared to 31.08% during the nine months ended September 30, 2014.

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

Our off-balance sheet arrangements consist principally of commitments to extend credit described below. We estimate probable losses related to binding unfunded lending commitments and record a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At September 30, 2015 and 2014, the balance of this reserve was $20,825. At September 30, 2015 and 2014, we had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $82,753,090 and $59,283,544 at September 30, 2015 and 2014, respectively, due to an improving economy, customer confidence in the future, and improving loan demand.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2015 and 2014 was $567,427 and $657,593, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $7.0 million at September 30, 2015, to sell loans held for sale of $7.0 million. At September 30, 2014, we had forward sales commitments of $6.6 million. The fair value of these commitments was not significant at September 30, 2015 or 2014. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months with unlimited recourse as a result of fraud. The unpaid principal balance of loans sold with recourse was $13.03 million at September 30, 2015 and $9.7 million at September 30, 2014. For the nine months ended September 30, 2015 and September 30, 2014 there were no loans repurchased.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 36.93% and 38.61% of total assets at September 30, 2015 and 2014, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At September 30, 2015, we had unused short-term lines of credit totaling approximately $18 million (which can be withdrawn at the lender's option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At September 30, 2015 we could borrow up to $74 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $100,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At September 30, 2015 and 2014, our liquidity ratio was 35.70% and 36.58%, respectively.

Capital Resources

Our capital needs have been met to date through the $10,600,000 in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options for a total shareholders’ equity at September 30, 2015, of $38,997,361. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Full compliance with all of the final rule requirements will be phased in over a multi-year schedule. The total risk-based capital ratio at September 30, 2015 for the Bank was 15.19%.

At September 30, 2015, the Company and the Bank were categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10%, 8.0%, 6.5% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8%, 6%, 4.5%, and 4.0%, respectively.

Prior to January 1, 2015, the capital rules for US Banks were based on Basel I which was designed to highlight differences in risk profiles among financial institutions and to account for off-balance sheet risk. Basel I required a minimum risk-based capital ratio of 8% for bank holding companies and banks. The total risk-based capital ratio at September 30, 2014 for the Bank was 14.81%.

At September 30, 2014, the Company and Bank were categorized as “well capitalized” under Basel I. To be categorized as “well capitalized” the Company and the Bank had to maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank had to maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the financial statements. We must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Current and previous quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. We believe, as of September 30, 2015, that the Company and the Bank meet all capital adequacy requirements to which we are subject.

There are no current conditions or events that we are aware of that would change the Company’s or the Bank’s category.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of September 30, 2015 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2015, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on this assessment, the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President believe that as of September 30, 2015, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

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
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with September 30, 2014 10-Q)
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

November 6, 2015
	By:	/s/Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer/
Executive Vice President