Form 10-K
period 2015-12-31
BANK OF SOUTH CAROLINA CORP
filed 2016-03-04
CIK 1007273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

___ Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

___ Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒  No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files).

Yes   ☒  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ___ Accelerated Filer ___ Non-accelerated filer ___ Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No ☒

Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on June 30, 2015 was: $77,467,885

As of February 25, 2016, the Registrant has outstanding 4,916,600 shares of common stock.

BANK OF SOUTH CAROLINA CORPORATION

AND SUBSIDIARY

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-K. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,”, “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

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

Much has been done to eliminate or mitigate these risks that have been exacerbated by the developments over the last ten years in national and international markets. Sweeping reform has entered our industry yet we are unable to fully predict its impact and perhaps its unintentional consequences for some time. There can be no assurance that these changes will not materially and adversely affect our business, financial condition and results of operation.

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

Market Area

The Bank operates as an independent, community oriented, commercial bank providing a broad range of financial services and products. We have four banking house locations: 256 Meeting Street, Charleston, SC, 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC and 2027 Sam Rittenberg Boulevard, Charleston, SC. We intend to open a banking office in North Charleston, SC on Highway 78 and Ingleside Boulevard in the future (copy of the lease incorporated as Exhibit 10.8 in the 2013 10-K and copy of the Assignment and Assumption of Lease incorporated as Exhibit 10.9, First Amendment to the Lease incorporated as Exhibit 10.10 and Second Amendment to the Lease incorporated as Exhibit 10.11 of this 10-K) .

The primary economic drivers of our market area are tourism, manufacturing and medical services. In addition, we have one of the busiest container ports in the United States as well as a Boeing plant in North Charleston, SC. In October 2009, Boeing selected a site in North Charleston SC, for a 787 Dreamliner final assembly and delivery line. Boeing South Carolina has added the IT Centers of Excellence, Engineering Design Center, Boeing Research & Technology Center and Propulsion South Carolina to its North Charleston campus and will be adding a painting facility in 2016. Future development in our market area includes both a Volvo and Mercedes plant.

References to “we,” “us,” “our,” “the Bank,” or “the Company” refer to the parent and its subsidiary, that are consolidated for financial purposes.

The Company (“BKSC”) is publicly traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”), and is under the reporting authority of the SEC. All of the our electronic filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on our website, http://www.banksc.com, through the “Investor Relations” link. Our filings are also available through the SEC’s web site at http://www.sec.gov or by calling 1-800-SEC-0330.

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

We compete with commercial banks, savings institutions, finance companies, credit unions and other financial services companies. Many of our larger commercial bank competitors have greater name recognition and offer certain services that we do not. However, we believe that we have developed an effective competitive advantage in our market area that includes Charleston, Berkeley and Dorchester counties of South Carolina by emphasizing our exceptional service levels, and knowledge of local trends and conditions.

Lending Activities

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets and typically require a personal guarantee. Our primary lending activities are commercial real estate, one-to-four-family residential mortgage loans, commercial business loans and home equity loans and lines of credit. Our largest category of loans is commercial real estate. Most loans are to borrowers located in our market area of Charleston, Dorchester and Berkeley Counties of South Carolina.

Commercial Real Estate Loans

At December 31, 2015, $115.7 million, or 46.58%, of our loan portfolio consisted of commercial real estate loans. Properties securing our commercial real estate loans primarily comprise business owner-occupied properties, small office buildings and office suites, and income-producing real estate.

In the underwriting of commercial real estate loans, we generally lend up to the lesser of 80% of the appraised value or the purchase price of the property. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement computed after deduction for an appropriate vacancy factor and reasonable expenses. We typically require title insurance, earthquake insurance, casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

Commercial real estate loans generally carry higher credit risks, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions not within the control of the borrower or lender could affect the value of the underlying collateral or the future cash flow of the property.

Home Equity Loans and Lines of Credit

At December 31, 2015, $36.5 million, or 14.68% of our loan portfolio consisted of home equity loans and lines of credit. In addition to traditional one-to-four-family residential mortgage loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. Our home equity loans and lines of credit are currently originated with adjustable rates of interest, with a floor. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one-to-four-family residential mortgage loans. For a borrower’s primary residence, home equity loans and lines of credit are typically underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while the maximum loan-to-value ratio on secondary residences is 70% when combined with the principal balance of the existing mortgage loan. We require a current appraisal or internally prepared real estate evaluations on home equity loans and lines of credit. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.

Commercial Loans

At December 31, 2015, $50.9 million, or 20.50%, of our loan portfolio consisted of commercial loans. We originate various types of secured and unsecured commercial loans to customers in our market areas in order to provide customers with working capital and for other general business purposes. The terms of these loans generally range from less than one year to a maximum of 10 years. These loans bear either a fixed interest rate or an interest rate linked to a variable market index. We seek to originate loans to small-to-medium-sized businesses.

Commercial credit decisions are based upon our credit assessment of each applicant. We evaluate the applicant’s ability to repay in accordance with the proposed terms of the loan and we assess the risks involved. In addition to evaluating the applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the applicant’s personal credit history supplement our analysis of the applicant’s creditworthiness. In addition, collateral supporting a secured transaction is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of similar duration because they have a higher risk of default with repayment generally depending on the successful operation of the borrower’s business and the sufficiency of any collateral.

One-to-Four-Family Residential Construction, Other Construction and Land, and Consumer Loans

At December 31, 2015, our portfolio included $5.8 million of one-to-four-family residential construction loans or 2.35% of our loan portfolio. Other construction and land loans comprised $1.0 million, or .40% of our loan portfolio. Consumer loans totaled $38.5 million, or 15.48% of our loan portfolio, and included automobile and other consumer loans. We make construction loans to owner-occupiers of residential properties, and to business for commercial properties. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to 80% loan-to-value ratio based on the appraised value upon completion. Repayment of construction loans on non-residential properties is normally attributable to rental income, income from the borrower’s operating entity or the sale of the property. Repayment of loans on income-producing property is normally scheduled following completion of construction, when permanent financing is obtained. Construction loans are interest-only during the construction period, which typically does not exceed 12 months and are often paid-off with permanent financing.

Before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. Construction loans also expose us to risk that improvements will not be completed on time in accordance with specifications and projected costs.

Loan Originations

All residential loans that we originate are underwritten pursuant to our policies and procedures. We originate both adjustable-rate and fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Board of Directors of the Bank. The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower.

The objectives of our lending program are to:

1.	Establish a sound asset structure.

2.	Provide a sound and profitable loan portfolio to:

a)	Protect the depositor’s funds

b)	Maximize the shareholders’ return on their investment

3.	Promote the stable economic growth and development of the market area served by the Bank.

4.	Comply with all Regulatory Agency requirements and applicable law.

The individual secured/unsecured lending authority of the President/Chief Executive Officer of the Bank is set at $1,000,000 and the individual secured/unsecured lending authority of the Senior Lender/Executive Vice President is set at $500,000. The President/Chief Executive Officer of the Bank and the Senior Lender/Executive Vice President may jointly lend up to 10% of the Bank’s unimpaired capital for the previous quarter end. In the absence of either of the above, the other may, jointly with the approval of either the Chairman of the Board of Directors or a majority of the Loan Committee of the Board of Directors, lend up to 10% of the Bank’s unimpaired capital for the previous quarter end. The Board of Directors, with two-thirds vote, may approve the aggregate credit in excess of this limit but may not exceed 15% of the Bank’s unimpaired capital.

The Senior Lender/Executive Vice President may establish the unsecured loan authority of the individual loan officers of the Bank not to exceed $100,000 and secured loan authority not to exceed $250,000. With the concurrence of the President/Chief Executive Officer, the Senior Lender/Executive Vice President may approve unsecured lending authority of individual lending officers up to $250,000. Loan limits apply to the total direct and indirect liability of the borrower. All loans above the loan officer’s authority must have the approval of a loan officer with the authority to approve a loan of that amount. Pooling of loan authority is not allowed except as outlined above for the President/Chief Executive Officer, Senior Lender/Executive Vice President and a majority of the Loan Committee or two-thirds of the Board of Directors.

Every new and renewed loan is graded according to a loan rating matrix and assigned a risk rating of excellent, good, satisfactory, watch, OAEM, substandard, doubtful, or loss based on cash flow, collateral, guarantor, financial condition, management, operating performance, financial statements, loan performance, leverage, and debt serve coverage. A weighted average method is used to compute the rating with cash flow, financial condition, and debt service being weighted three times, and financial statements being weighted two times the amount of the other factors. When a loan rating is between (and including) 3.5 and 4.4, it is placed on the watch list. When the rating is 4.5 or higher, it is placed on the classified loan list in the appropriate risk grade. The ratings are included on the loan summary, when applicable, and are reviewed by the President/Chief Executive Officer and Senior Loan Officer/Executive Vice President.

Except for mortgage loans in the process of being sold to investors and loans secured by properly margined negotiable securities traded on an established market or other cash collateral, all new credit which results in aggregate direct, indirect, and related credit, not under an approved line of credit of $200,000 or more, will be reviewed in detail on a monthly basis by the Loan Committee and those new credits, exclusive of mortgage loans in the process of being sold to investors, which result in aggregate direct, indirect and related credit, not under an approved line of credit, of $500,000 or more will be reported to the Board of Directors at its regular monthly meeting.

Employees

At December 31, 2015, we employed 81 people, with two individuals considered part time, none of whom are subject to a collective bargaining agreement. We provide a variety of benefit programs including an Employee Stock Ownership Plan and Trust, Stock Incentive Plan, health, life, disability and other insurance. We believe our relationship with our employees is excellent.

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

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became effective. This law has broadly affected the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services industry, and will continue to significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank. Under the Dodd-Frank Act a broad range of new rules and regulations by various federal agencies have been implemented, and further rulemaking must be proposed and adopted which will take effect over several years. Although we have already experienced some decrease in revenue because of the rules implemented under the Dodd-Frank Act, the overall financial impact the Act will have on the Company, our customers, or the financial industry in general remains difficult to anticipate.

Bank Holding Company Act

The Company is a one-bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). As a result, the Company is primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated thereunder. Moreover, as a bank holding company located in South Carolina, the Company is also subject to the regulations of the South Carolina State Board of Financial Institutions.

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

Regulatory Examination

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate banking agency against each institution or affiliate, as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the Federal Deposit Insurance Corporation (“FDIC”), their federal regulatory agency, and state supervisor when applicable.

The federal banking regulatory agencies prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

●	Internal controls

●	Information systems and audit systems

●	Loan documentation

●	Credit underwriting

●	Interest rate risk exposure

●	Asset quality

●	Liquidity

●	Capital adequacy

●	Bank Secrecy Act

●	Sensitivity to market risk

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

Consumer Protection Regulations

Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected by the Bank are subject to state usury laws and federal laws concerning interest rates. Our loan operations are also subject to federal laws applicable to credit transactions such as:

●	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers

●	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves

●	Fair Lending Act, fair equitable, and nondiscriminatory access to credit for consumers

●	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit

●	The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies

●	The Fair Debt Collection Act, governing the manner in which consumer debt may be collected by collection agencies

●	The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

●	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records

●	The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit and customer’s rights and liabilities arising from the use of automated teller machines and other electronic banking services

●	Regulation DD which implements the Truth in Savings Act to enable consumers to make informed decisions about deposit accounts at depository institutions. Regulation DD requires depository institutions to provide disclosures so that consumers can make meaningful comparisons among depository institutions.

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

Check 21

The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. The following are some of the major provisions:

●	Allowing check truncation without making it mandatory

●	Demanding that every financial institution communicate to account holders in writing a description of its substitute check processing program and their rights under the law

●	Legalizing substitutions for and replacement of paper checks without agreement from consumers

●	Retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place

●	Requiring that when account holders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid

●	Requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

Item 1A.	Risk Factors

Not applicable

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Company’s headquarters is located at 256 Meeting Street in downtown Charleston, South Carolina. This site is also the location of the main office of its subsidiary, The Bank of SC. In addition to the Meeting Street location, the Bank currently operates from three additional locations: 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mount Pleasant, SC, and 2027 Sam Rittenberg Boulevard, Charleston, SC. The Bank’s mortgage department is located at 1071 Morrison Drive, Charleston, SC. On January 28, 2014, we signed a lease to open a banking office on Highway 78 and Ingleside Boulevard , North Charleston, SC in the future (copy of the lease incorporated as Exhibit 10.8 in the 2013 10-K and copy of the Assignment and Assumption of Lease incorporated as Exhibit 10.9, First Amendment to the Lease incorporated as Exhibit 10.10 and Second Amendment to the Lease incorporated as Exhibit 10.11 of this 10-K). The Company owns the 2027 Sam Rittenberg Boulevard location which also houses the Operations Department of the Bank. All other locations are leased. The owned location is not encumbered and all of the leases have renewal options. Each banking location is suitable and adequate for banking operations.

Item 3.	Legal Proceedings

In our opinion, there are no other legal proceedings pending other than routine litigation incidental to its business involving amounts which are not material to our financial condition.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

There were issued and outstanding 4,916,600 shares of the 12,000,000 authorized shares of common stock of the Company at the close of our fiscal year ended December 31, 2015. Our common stock is traded on The NASDAQ Capital Market under the trading symbol “BKSC”.

Information regarding the historical market prices of our common stock and dividends declared on that stock is shown below.

	High	Low	Dividends
2015
Quarter ended March 31, 2015	$13.72	$13.35	$0.13
Quarter ended June 30,2015	$15.92	$13.59	$0.13
Quarter ended September 30,2015	$16.86	$13.48	$0.13
Quarter ended December 31,2015	$16.87	$16.00	$0.13

2014
Quarter ended March 31, 2014	$14.46	$13.29	$0.13
Quarter ended June 30, 2014	$14.11	$13.46	$0.13
Quarter ended September 30, 2014	$14.09	$13.32	$0.23
Quarter ended December 31, 2014	$13.87	$12.96	$0.13

2013
Quarter ended March 31, 2013	$11.33	$9.75	$0.12
Quarter ended June 30, 2013	$12.27	$10.91	$0.12
Quarter ended September 30, 2013	$13.00	$11.66	$0.13
Quarter ended December 31, 2013	$15.64	$12.76	$0.13

As of February 25, 2016, there were approximately 1,400 shareholders of record with shares held by individuals and in nominee names. The market price for our common stock as of February 25, 2016, was $16.44.

The future payment of cash dividends is subject to the discretion of the Board of Directors and depends upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Cash dividends, when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. Certain regulatory requirements restrict the amount of dividends that the Bank can pay to the Company.

At our December, 1995 Board Meeting, the Board of Directors authorized the repurchase of up to 140,918 shares of its common stock on the open market. At our October, 1999 Board Meeting, the Board of Directors authorized the repurchase of up to 45,752 shares of its common stock on the open market and again at our September, 2001 Board meeting, the Board of Directors authorized the repurchase of up to 54,903 shares of its common stock on the open market. As of the date of this report, the Company has owns 241,396 shares. Shares have been adjusted for three 10% stock dividends, a 10% stock distribution, and a 25% stock dividend. At the Annual Meeting April, 2007, the shareholders’ voted to increase the number of authorized shares from 6,000,000 to 12,000,000. As of February 25, 2016, there were 5,157,996 shares of common stock issued and 4,916,600 shares of common stock outstanding.

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement (“ESOP”) to provide retirement benefits to eligible employees of the Bank for long and faithful service. An amendment and restatement was made to the ESOP effective January 1, 2007 and approved by the Board of Directors January 18, 2007. Periodically, the Internal Revenue Service (“IRS”) requires a restatement of a qualified retirement plan to ensure that the plan document includes provisions required by legislative and regulatory changes made since the last restatement. There have been no substantive changes to the plan, however, to comply with the IRS rules, the Board of Directors approved a restated plan, on January 26, 2012 (incorporated as Exhibit 10.5 in the 2011 10-K). The Plan was submitted to the IRS for approval and a determination letter was issued September 26, 2013, stating that the plan satisfies the requirements of Code Section 4975 (e) (7).

The Board of Directors of the Bank approved cash contributions of $315,000 to The Bank of South Carolina ESOP for the fiscal years ended December 31, 2015. The Board of Directors of the Bank approved a cash contribution of $280,000 for the fiscal years ended December 31, 2014 and 2013. The contributions were made during the respective fiscal years.

An employee of the Bank who is not a member of an ineligible class of employees is eligible to participate in the plan upon reaching 21 years of age and being credited with one year of service (1,000 hours of service). All employees are eligible employees except for the following ineligible classes of employees:

●	Employees whose employment is governed by a collective bargaining agreement between employee representatives and the Company in which retirement benefits were the subject of good faith bargaining unless the collective bargaining agreement expressly provides for the inclusion of such employees in the plan

●	Employees who are non-resident aliens who do not receive earned income from the Company which constitutes income from sources within the United States

●	Any person who becomes an employee as the result of certain asset or stock acquisitions, mergers, or similar transactions (but only during a transitional period)

●	Certain leased employees

●	Employees who are employed by an affiliated Company that does not adopt the plan

●	Any person who is deemed by the Company to be an independent contractor on his or her employment commencement date and on the first day of each subsequent plan year, even if such person is later determined by a court or a governmental agency to be or to have been an employee.

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

A participant becomes vested in the ESOP based upon the employee’s credited years of service. The vesting schedule is as follows:

●	1 Year of Service	0% Vested
●	2 Years of Service	25% Vested
●	3 Years of Service	50% Vested
●	4 Years of Service	75% Vested
●	5 Years of Service	100% Vested

The Bank is the Plan Administrator. David R. Schools, Fleetwood S. Hassell, Sheryl G. Sharry and Douglas H. Sass, currently serve as the Plan Administrative Committee and as Trustees for the Plan. The Plan currently owns 338,817 shares of common stock of Bank of South Carolina Corporation.

THE BANK OF SOUTH CAROLINA STOCK INCENTIVE PLAN

We have a Stock Incentive Plan which was approved in 1998 with 180,000 (329,422 adjusted for three 10% stock dividends, a 10% stock distribution, and a 25% stock dividend) shares reserved and a Stock Incentive Plan which was approved in 2010 with 300,000 (330,000 adjusted for a 10% stock dividend) shares reserved. Under both Plans, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Participating employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. Employees are eligible to participate in this plan if the Executive Committee, in its sole discretion, determines that an employee has contributed or can be expected to contribute to our profits or growth.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of our common stock. The expected term of the options granted will not exceed ten years from the date of grant (the amount of time options granted are expected to be outstanding). The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Item 6.	Selected Financial Data

The following table sets forth certain selected financial information concerning the Company and its wholly-owned subsidiary. The information was derived from audited consolidated financial statements. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which follows, and the audited consolidated financial statements and notes which are presented elsewhere in this report.

	2015	2014	2013	2012	2011
For December 31:
Net Income	$4,884,288	$4,398,820	$4,076,924	$3,666,828	$3,189,318
Selected Year End Balances:
Total Assets	399,172,512	367,225,802	340,893,703	325,410,646	334,028,769
Total Loans (1)	248,442,944	241,442,873	223,059,647	235,608,502	221,287,699
Investment Securities Available for Sale	119,997,585	113,994,112	94,648,221	58,514,216	59,552,160
Interest-bearing Deposits in Other Banks	23,898,862	5,680,613	16,080,721	25,903,960	47,504,282
Earning Assets	392,339,391	361,117,598	333,788,589	320,026,678	328,344,141
Deposits	358,718,612	322,419,027	305,242,655	291,073,843	301,127,515
Shareholders' Equity	39,151,712	36,759,982	34,739,143	33,930,442	31,993,869
Weighted Average Shares Outstanding-Basic	4,912,499	4,907,208	4,897,902	4,890,310	4,883,886
Weighted Average Shares Outstanding-Diluted	5,067,085	5,032,211	4,906,234	4,890,310	4,883,886

For the Year:
Selected Average Balances:
Total Assets	379,527,104	358,774,284	332,092,490	317,438,538	308,509,718
Total Loans (1)	243,729,630	232,281,473	226,267,071	220,780,471	212,960,987
Investment Securities Available for Sale	110,633,399	99,488,314	67,484,036	57,982,652	52,289,136
Federal Funds Sold and Resale Agreements	—	—	—	7,578,169	7,578,169
Interest-bearing Deposits in Other Banks	17,549,903	19,588,597	31,524,293	32,386,509	27,800,598
Earning Assets	371,912,932	351,358,384	325,275,400	311,149,632	300,628,890
Deposits	337,969,217	319,131,466	296,482,622	283,365,379	276,859,602
Shareholders' Equity	38,631,718	36,283,441	34,800,116	33,415,008	30,429,970

Performance Ratios:
Return on Average Equity	12.64%	12.12%	11.72%	10.97%	10.48%
Return on Average Assets	1.29%	1.23%	1.23%	1.16%	1.03%
Average Equity to Average Assets	10.78%	10.11%	10.48%	10.53%	9.86%
Net Interest Margin	3.72%	3.70%	3.79%	3.86%	3.83%
Net Charge-offs to Average Loans	.04%	.02%	.15%	.01%	.13%
Allowance for Loan Losses as a Percentage of Total Loans (excluding mortgage loans to be sold)	1.41%	1.42%	1.51%	1.58%	1.45%

Per Share:
Basic Income	$0.99	$0.90	$0.83	$0.75	$0.65
Diluted Income	0.96	0.87	0.83	0.75	0.65
Year End Book Value	7.96	7.49	7.79	7.63	6.20
Cash Dividends Declared	0.52	0.62	0.50	0.45	0.42
Dividend Payout Ratio	49.94%	62.88%	54.63%	54.56%	58.49%

Full Time Employee Equivalents	81	77	77	76	76

(1)	Including mortgage loans to be sold

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $399,172,512 in assets as of December 31, 2015 and net income of $1,226,972 and $4,884,288, respectively, for the three and twelve months ended December 31, 2015. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank, which operates principally in the Charleston, Dorchester, and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, attention to detail to foster long-standing relationships.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of other income and other expenses are described in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position and operating results as of December 31, 2015 as compared to December 31, 2014 and December 31, 2014 as compared to December 31, 2013, and should be read in conjunction with the consolidated financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2015 TO DECEMBER 31, 2014

Net income increased $485,468 or 11.04% to $4,884,288, or basic and diluted income per share of $.99 and $.96, respectively for the year ended December 31, 2015 from $4,398,820 or basic and diluted income per share of $.90 and $.87, respectively for the year ended December 31, 2014. This increase is primarily due to increases in interest and fees on loans, interest and dividends earned on investment securities, and mortgage banking income as well as a gains recognized on the sale of investment securities available for sale. Our returns on average assets and average equity for the year ended December 31, 2015 were 1.29% and 12.64%, respectively, compared with 1.23% and 12.12%, respectively, for the year ended December 31, 2014.

Net interest income increased $818,246 or 6.29% to $13,827,553 for the year ended December 31, 2015 from $13,009,307 for the year ended December 31, 2014. This increase was primarily due to increases in interest and fees on loans and interest and dividends on investment securities. Interest and fees on loans increased $532,255 or 4.73% to $11,795,303 for the year ended December 31, 2015 from $11,263,048 for the year ended December 31, 2014, as the result of an improving local economy and consumer confidence. Interest and dividends on investment securities increased $283,604 or 13.47% to $2,389,079 for the year ended December 31, 2015 from $2,105,475 for the year ended December 31, 2014.

Average earning assets increased $20,554,548 or 5.85% to $371,912,932 for the year ended December 31, 2015 from $351,358,384 for the year ended December 31, 2014. Average loans increased $11.4 million or 4.93% for the year ended December 31, 2015. Average investments increased $11.1 million or 11.20% to $110,633,399 for the year ended December 31, 2015 from $99,488,314 for the year ended December 31, 2014.

The provision to the allowance for loan losses for the year ended December 31, 2015 was $192,500 compared to $82,500 for the year ended December 31, 2014. The Board of Directors determined that this provision was appropriate based upon the strength of our reserve and the anticipation of continued loan growth and an improving economy. Charge-offs of $201,071, recoveries of $91,550, together with the provision to the allowance, resulted in an allowance for loan losses of $3,417,827 or 1.41% of total loans at December 31, 2015.

Non-interest income increased $468,875 or 18.17% to $3,049,958 for the year ended December 31, 2015. Our mortgage banking income increased $290,656 or 22.10% to $1,605,676 for the year ended December 31, 2015 from $1,315,020 for the year ended December 31, 2014. Mortgage banking income is highly influenced by mortgage interest rates and the housing market. According to local real estate market reports, the sales volume in the Charleston market increased 14% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The Charleston market had 16,202 home sales during 2015 with a median sales price of $229,000 compared to 14,256 home sales in 2014 at a median price of $215,000. Mortgage loan originations increased $19,286,124 or 26.87% to $91,053,923 for the year ended December 31, 2015 from $71,767,799 for the year ended December 31, 2014. Service charges, fees and commissions increased $69,369 to $991,007 for the year ended December 31, 2015 from $921,638 for the year ended December 31, 2014. This increase was primarily due to an increase of $71,267 in debit card fees resulting from increased usage particularly by our business customers. We also had a gain of $423,832 on the sale of $17,000,000 investment securities during the year ended December 31, 2015 compared to a gain of $312,577 on the sale of $36,000,000 investment securities during the year ended December 31, 2014.

Other expense increased $402,271 or 4.42% to $9,513,475 for the year ended December 31, 2015, from $9,111,204 for the year ended December 31, 2014. Salaries and employee benefits increased $392,757 or 7.18% from $5,466,446 for the year ended December 31, 2014 to $5,859,203 for the year ended December 31, 2015. Base wages increased $290,826 to $4,634,163 for the year ended December 31, 2015. This increase was primarily due to annual merit increases and the addition of new positions in our Credit and Technology Departments. The cost of providing insurance for employees including workers compensation increased $44,308 from $576,305 for the year ended December 31, 2014 to $620,613 for the year ended December 31, 2015. Our monthly contribution to the ESOP increased from $22,500 in 2014 to $25,000 for the first six months of 2015 with an additional increase in July 2015 to $27,500. Total contributions for the year ended December 31, 2015 increased 12.50% to $315,000 compared to $280,000 for the year ended December 31, 2014.

Our net occupancy expense increased $6,906 or .47% to $1,480,606 for the year ended December 31, 2015, from $1,473,700 for the year ended December 31, 2014. Our net occupancy expense includes rent and insurance on our banking locations as well as the cost of repairs and maintenance on these facilities. Occupancy expense increased primarily due to annual rent increases at our Meeting Street and Summerville banking locations as well as an increase in insurance on banking locations, offset by a decrease in the cost of maintenance and repairs and depreciation on furniture, fixtures and equipment.

For the year ended December 31, 2015, the Company’s effective tax rate was 31.89% compared to 31.23% during the year ended December 31, 2014.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2014 TO DECEMBER 31, 2013

Net income increased $321,896 or 7.90% to $4,398,820, or basic and diluted income per share of $.90 and $.97, respectively, for the year ended December 31, 2014, from $4,076,924, or basic and diluted income per share of $.83 and $.83 , respectively, for the year ended December 31, 2013. Our returns on average assets and average equity for the year ended December 31, 2014 were 1.23% and 12.12%, respectively, compared with 1.23% and 11.72%, respectively, for the year ended December 31, 2013.

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest-bearing liabilities relative to the amount of interest-bearing assets. Net interest income increased $673,643 or 5.46% to $13,009,307 for the year ended December 31, 2014 from $12,335,664 for the year ended December 31, 2013. The increase in net interest income was primarily due to an increase in interest and dividends from investment securities. Average investments increased $32,004,278 or 47.42% for the year ended December 31, 2014 from the year ended December 31, 2013, with a yield of 2.12%. We had an improvement in loan demand demonstrated by the increase in average loans of $6,014,402 to $232,281,473 for the year ended December 31, 2014 from $226,267,071 for the year ended December 31, 2013. The yield on average loans decreased from 4.94% for the year ended December 31, 2013 to 4.85% for the year ended December 31, 2014. The increase in average investment securities and average loans contributed to the increase in total average interest-bearing assets of $26,082,984 or 8.02% to $351,358,384 for the year ended December 31, 2014. Our average interest-bearing deposits increased $7,303,042 or 3.48% to $217,411,425 for the year ended December 31, 2014 from $210,108,383 for the year ended December 31, 2013. This increase was primarily due to larger balances in existing customer accounts as well as the opening of new accounts. The yield on these deposits remained relatively unchanged from .20% for the year ended December, 2013 to .19% for the year ended December 31, 2014.

The provision to the allowance for loan losses for the year ended December 31, 2014 was $82,500 compared to $207,500 for the year ended December 31, 2013. The Board of Directors determined that this provision was appropriate based upon the strength of our reserve and the anticipation of continued loan growth and an improving economy. Charge-offs of $113,030, recoveries of $73,101, together with the provision to the allowance, resulted in an allowance for loan losses of $3,334,848 or 1.42% of total loans at December 31, 2014.

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

ASSET AND LIABILITY MANAGEMENT

We manage our assets and liabilities to ensure there is sufficient liquidity to enable management to fund deposit withdrawals, loan demand, capital expenditures, reserve requirements, operating expenses, dividends and to manage daily operations on an ongoing basis. Funds are primarily provided by the Bank through customer deposits, principal and interest payments on loans, mortgage loan sales, the sale or maturity of securities, temporary investments and earnings. The responsibility of managing asset and liability procedures is directed by the Asset and Liability/Investment Committee (“ALCO”) with the ultimate responsibility resting with the Chief Executive Officer. At December 31, 2015, total assets were $399,172,512, an increase of 8.70% from December 31 2014; total deposits were $358,718,612, an increase of 11.26% from the end of the previous year.

At December 31, 2015, approximately 98.29% of our assets were earning assets composed of U.S. Treasury, Government Sponsored Enterprises and Municipal Securities in the amount of $119,997,585, interest-bearing deposits in other banks in the amount of $23,898,862 and total loans including mortgage loans held for sale in the amount of $248,442,944.

The yield on a majority of our earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company’s liabilities are issued with fixed terms and can be repriced only at maturity.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our risk consists primarily of interest rate risk in our lending and investing activities as they relate to their funding by deposit and borrowing activities.

Our policy is to minimize interest rate risk between interest-bearing assets and liabilities at various maturities and to attempt to maintain an asset sensitive position over a six-month period. By adhering to this policy, we anticipate that our net interest margins will not be materially affected, unless there is an extraordinary precipitous change in interest rates. The average net interest rate spread for 2015 increased to 3.65% from 3.63% for 2014 and the average net interest margin for 2015 increased to 3.72% from 3.70% for 2014. At December 31, 2015 and 2014, our net cumulative gap was liability sensitive for periods less than one year and asset sensitive for periods of one year or more. The reason for the shift in sensitivity is the direct result of management’s decision during 2014 to invest excess funds held at the Federal Reserve into fixed rate investment securities that match our investment policy objectives. Management is aware of this departure from policy and will continue to closely monitor our sensitivity position going forward.

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

At December 31, 2015, the average maturity of the investment portfolio was 4.28 years with an average yield of 2.16% compared to 4.79 years with an average yield of 2.12% at December 31, 2014. Although there is greater market risk with maturity extension, we feel that our core deposit base minimizes the need to sell securities, and the maturity extension of the investment portfolio improves the yield on the portfolio.

We do not take foreign exchange or commodity risks. In addition, we do not own mortgage-backed securities nor do we have any exposure to the sub-prime market or any other distressed debt instruments.

The following table summarizes our interest sensitivity position as of December 31, 2015:

Earning Assets (in 000’s)	1 Day	Less Than 3 Months	3 Months to Less Than 6 Months	6 Months to Less Than 1 Year	1 Year to Less Than 5 years	5 years or More	Total	Estimated Fair Value

Loans (1)	$148,215	$12,901	$12,380	$20,469	$54,287	$191	$248,443	$242,581
Investment securities (2)	—	1,905	1,231	175	69,871	45,240	118,422	119,998
Total	$148,215	$14,806	$13,611	$20,644	$124,158	$45,431	$366,865	$368,399

Interest-bearing Liabilities (in 000's)

CD's and other time deposits 100,000 and over	$—	$17,472	$12,209	$8,993	$2,599	$—	$41,273	$41,285
CD's and other time deposits under 100,000	87	3,777	4,255	4,129	1,246	—	13,494	13,495
Money market and interest bearing demand accounts	156,158	—	—	—	—	—	156,158	156,158
Savings	26,666	—	—	—	—	—	26,666	26,666
Total	$182,911	$21,249	$16,464	$13,122	$3,845	$—	$237,591	$237,604

Net	$(34,696)	$(6,443)	$(2,853)	$7,522	$120,313	$45,431	$129,274	$130,795
Cumulative		$(41,139)	$(43,992)	$(36,470)	$83,843	$129,274

(1)	Including mortgage loans to be sold and deferred fees.
(2)	At amortized cost

LIQUIDITY

Historically, we have maintained our liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets.

The following table summarizes future contractual obligations as of December 31, 2015:

	Payment Due by Period
	Total	Less than 1 Year	1-5 Years	After 5 Years
Contractual Obligations (in 000’s)
Time deposits	$54,767	$50,922	$3,845	$—
Operating leases	8,397	632	3,051	4,714
Total contractual cash obligations	$63,164	$51,554	$6,896	$4,714

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 38.83% and 35.86% of total assets at December 31, 2015 and 2014, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At December 31, 2015, we had unused short-term lines of credit totaling approximately $18 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale. We also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At December 31, 2015 and 2014, we could borrow up to $71 million, respectively. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our reliance on certificates of deposit greater than $100,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At December 31, 2015 and 2014, our liquidity ratio was 37.27% and 29.72%, respectively.

Composition of Average Assets

	2015	2014	2013	2012	2011
Loans (1)	$243,729,630	$232,281,473	$226,267,071	$220,780,471	$212,960,987
Investment securities available for sale	110,633,399	99,488,314	67,484,036	57,982,652	52,289,136
Federal funds sold and other investments	17,549,903	19,588,597	31,524,293	32,386,509	35,378,767
Non-earning assets	7,614,172	7,415,900	6,817,090	6,288,906	7,880,828

Total average assets	$379,527,104	$358,774,284	$332,092,490	$317,438,538	$308,509,718

(1)	Including mortgage loans to be sold and deferred fees.

Average earning assets increased by $20,554,548 from 2014 to 2015. This increase was primarily due to a $11,448,157 increase in average loans and a $11,145,085 increase in average available for sale securities, offset by a $2,038,694 decrease in average interest bearing deposits. We have seen an increase in loan demand primarily due to our business development efforts coupled with an improving economy.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates:

	2015 vs. 2014			2014 vs. 2013			2013 vs. 2012
	Volume	Rate	Net Dollar Change (1)	Volume	Rate	Net Dollar Change (1)	Volume	Rate	Net Dollar Change (1)
Loans (2)	$554,074	$(21,819)	$532,255	$294,070	$(219,770)	$74,300	$272,159	$(116,338)	$155,821
Investment securities available for sale	239,933	43,671	283,604	679,162	(56,281)	622,881	211,761	(76,687)	135,074
Other short-term investments	(5,272)	1,107	(4,165)	(30,304)	(415)	(30,719)	(2,200)	238	(1,962)
Interest Income	$788,735	$22,959	$811,694	$942,928	$(276,466)	$666,462	$481,720	$(192,787)	$288,933

Interest-bearing transaction accounts	$9,146	$215	$9,361	$(203)	$68	$(135)	$(2,491)	$(962)	$(3,453)
Savings	3,474	(268)	3,206	4,584	107	4,691	2,734	52	2,786
Time deposits	(17,738)	(1,633)	(19,371)	15,375	(27,793)	(12,418)	24,359	(63,183)	(38,824)
Securities sold under agreement to repurchase	(160)	412	252	681	—	681	—	—	—
Interest expense	$(5,278)	$(1,274)	$(6,552)	$20,437	$(27,618)	$(7,181)	$24,602	$(64,093)	$(39,491)

Increase in net interest income			$818,246			$673,643			$328,424

(1)	Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.
(2)	Including mortgage loans to be sold

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

	2015			2014			2013
	Average Balance	Interest Paid/ Earned	Average Yield/ Rate (1)	Average Balance	Interest Paid/ Earned	Average Yield/ Rate (1)	Average Balance	Interest Paid/ Earned	Average Yield/ Rate (1)
Interest-Earning Assets
Loans (2)	$243,729,630	$11,795,303	4.84%	$232,281,473	$11,263,048	4.85%	$226,267,071	$11,188,748	4.94%
Investment securities available for sale	110,633,399	2,389,079	2.16%	99,488,314	2,105,475	2.12%	67,484,036	1,482,594	2.20%
Other short-term investments	17,549,903	45,566	0.26%	19,588,597	49,731	0.25%	31,524,293	80,450	0.26%
Total earning assets	$371,912,932	$14,229,948	3.83%	$351,358,384	$13,418,254	3.82%	$325,275,400	$12,751,792	3.92%

Interest-Bearing Liabilities:
Interest-bearing transaction accounts	$138,332,181	$134,608	0.10%	$129,141,564	$125,382	0.10%	$129,141,564	$125,382	0.10%
Savings	26,123,223	30,915	0.12%	19,353,286	23,018	0.12%	19,353,286	23,018	0.12%
Time deposits	60,726,160	235,939	0.39%	65,289,165	255,310	0.39%	61,613,533	267,728	0.43%
Securities sold under agreement to repurchase	1,934,493	933	0.05%	2,426,044	681	0.03%	—	—	0.00%
Total interest-bearing liabilities	$227,116,057	$402,395	0.18%	$219,837,469	$408,947	0.19%	$210,108,383	$416,128	0.20%
Net interest spread			3.65%			3.63%			3.72%
Net interest margin			3.72%			3.70%			3.79%
Net interest income		$13,827,553			$13,009,307			$12,335,664

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis.

(2)	Average loan balances include non-accrual loans and mortgage loans to be sold.

INVESTMENT PORTFOLIO

The following is a schedule of our investment portfolio as of December 31, 2015 and 2014:

	DECEMBER 31, 2015
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$34,517,996	$161,037	$45,360	$34,633,673
Government-Sponsored Enterprises	51,136,426	281,650	133,744	51,284,332
Municipal Securities	32,767,694	1,340,610	28,724	34,079,580

Total	$118,422,116	$1,783,297	$207,828	$119,997,585

	DECEMBER 31, 2014
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$29,162,412	$105,627	$19,758	$29,248,281
Government-Sponsored Enterprises	50,194,951	95,961	148,263	50,142,649
Municipal Securities	32,663,698	1,973,743	34,259	34,603,182

Total	$112,021,061	$2,175,331	$202,280	$113,994,112

Our investment portfolio had a weighted average yield of 2.16% and 2.12%, for the years ended December 31, 2015 and 2014, respectively.

At December 31, 2015, we had two US Treasury Notes with an unrealized loss of $45,360, three Agency Notes with an unrealized loss of $133,744 and six Municipal Securities with an unrealized loss of $28,724 compared to two US Treasury Notes with an unrealized loss of $19,758, seven Agency Notes with an unrealized loss of $148,263 and three Municipal Securities with an unrealized loss of $34,259 at December 31, 2014. The unrealized losses on these investments were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Therefore, these investments are not considered other-than-temporarily impaired. We have the ability to hold these investments until market price recovery or maturity.

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

LOAN PORTFOLIO COMPOSITION

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. At December 31, 2015, outstanding loans (including mortgage loans and deferred loan fees of $118,188) totaled $248,442,944, which equaled 69.26% of total deposits and 62.24% of total assets. Substantially all loans were to borrowers located in our market area of Charleston, Dorchester and Berkeley counties of South Carolina.

The quality of our loan portfolio is contingent upon our risk selection and underwriting practices. All new credit (except for mortgage loans in the process of being sold to investors and loans secured by properly margined negotiable securities traded on an established market or other cash collateral) with over $200,000 in exposure is summarized by our Credit Department and reviewed by the Loan Committee on a monthly basis. The Board of Directors review credits over $500,000 monthly with annual credit analyses conducted on these borrowers upon the receipt of updated financial information. Prior to any extension of credit, every significant loan request goes through sound credit underwriting. The Credit Department conducts detailed cash flow analysis on each proposal using the most current financial information. Relevant trends and ratios are evaluated.

The following is a schedule of our loan portfolio, excluding both mortgage loans to be sold and deferred loan fees, as of December 31, 2015, as compared to the prior four years:

	Book Value (in 000’s) As of December 31,
Type	2015	2014	2013	2012	2011
Commercial and industrial loans	$50,871	$49,643	$53,183	$54,959	$55,836
Real estate loans	185,453	179,238	160,819	157,525	152,665
Loans to individuals for household, family and other personal expenditures	4,985	4,989	4,029	4,365	4,928
All other loans (including overdrafts)	1,196	158	223	159	221
Total Loans (excluding unearned income)	$242,505	$234,028	$218,254	$217,008	$213,650

We had no foreign loans or loans to fund leveraged buyouts (“LBO’s”) at any time during the years ended December 31, 2011 through December 31, 2015.

The following table presents the contractual terms to maturity for loans outstanding at December 31, 2015. Demand loans, loans having no stated schedule of repayment or stated maturity, and overdrafts are reported as due in one year or less. The table does not include an estimate of prepayments, which can significantly affect the average life of loans and may cause our actual principal experience to differ from that shown.

	SELECTED LOAN MATURITY (IN 000’S) AT DECEMBER 31, 2015
	One year or less	Over one but less than five years	Over five years	Total
Type
Commercial and industrial loans	$41,886	$8,852	$133	$50,871
Real estate loans	119,437	55,181	10,835	185,453
Loans to individuals for household, family and other personal expenditures	2,427	2,540	18	4,985
All other loans (including overdrafts)	121	1,075	—	1,196
Total Loans (excluding unearned income)	$163,871	$67,648	$10,986	$242,505

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

Impairment loss is measured by:

a.	The present value of the future cash flow discounted at the loan’s effective interest rate, or, alternatively,

b.	The fair value of the collateral if the loan is collateral dependent.

The following is a schedule of our impaired loans (non-accrual loans included) and non-accrual loans.

Impaired Loans
At December 31,
2015	2014	2013	2012	2011
$6,542,707	$7,051,127	$7,136,907	$11,498,279	$7,417,892
Non-Accrual Loans At December 31,
2015	2014	2013	2012	2011
$2,061,088	$882,413	$1,575,440	$3,993,816	$923,671

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

The following is a schedule of our TDR’s including the number of loans represented.

Troubled Debt Restructuring

At December 31,

2015		2014		2013		2012		2011
#		#		#		#		#
3	$458,268	2	$466,541	4	$1,196,341	5	$1,618,278	2	$491,153

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents our estimate of probable losses inherent in our loan portfolio. The adequacy of the allowance for loan losses (the “allowance”) is reviewed by the Loan Committee and by the Board of Directors on a quarterly basis. For purposes of this analysis, adequacy is defined as a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented. To remain GAAP compliant, the methodology employed for this analysis has been modified over the years to reflect the economic environment. This allowance is reviewed on a quarterly basis by Credit Personnel. In addition, the allowance is validated on a periodic basis by the Company’s Risk Management Officer. The methodology is based on a Reserve Model that is comprised of the three components listed below:

1)	Specific reserve analysis for impaired loans based on Financial Accounting Standards Board (“FASB”) “receivables” topic ASC 310-10-35.

2)	General reserve analysis applying historical loss rates based on FASB “contingencies” topic ASC 450-20.

3)	Qualitative or environmental factors.

Loans greater than $50,000 are reviewed for impairment on a quarterly basis if any of the following criteria are met:

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

A general reserve analysis is performed on all loans, excluding impaired loans. This analysis includes a pool of loans that are reviewed for impairment but are not found to be impaired. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a five-year period. The five-year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. The five-year historical loss percentage was .115% and .172% at December 31, 2015 and 2014, respectively. During the second quarter of 2014, we moved from a three-year historical loss ratio to better reflect the economic cycle.

Qualitative and environmental factors include external risk factors that we believe are representative of our overall lending environment. We believe that the following factors create a more comprehensive system of controls in which we can monitor the quality of the loan portfolio.

1)	Portfolio risk

a)	Levels and trends in delinquencies and impaired loans and changes in loan rating matrix

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

Occasionally, we extend credit beyond our normal collateral advance margins in real estate lending. Although infrequent, the aggregate of these loans represent a notable part of our portfolio. Accordingly, these loans are monitored and the balances reported to the Board every quarter. An excessive level of this practice (as a percentage of capital) could result in additional regulatory scrutiny, competitive disadvantages and potential losses if forced to convert the collateral. The consideration of overmargined real estate loans directly relates to the capacity of the borrower to repay. We often request additional collateral to bring the loan to value ratio within the policy objectives and also require a strong secondary source of repayment in addition to the primary source of repayment.

Although significantly under the threshold of 100% of capital (currently approximately $39 million), the number of overmargined real estate loans currently totals approximately $11,441,700 or approximately 4.61% of our loan portfolio at December 31, 2015 compared to $15,667,454 or approximately 6.49% of the loan portfolio at December 31, 2014.

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

The quality of our loan portfolio is contingent upon our risk selection and underwriting practices. Every credit with over $200,000 in exposure is summarized by our Credit Department and reviewed by the Loan Committee on a monthly basis. The Board of Directors reviews credits over $500,000 monthly with annual credit analyses conducted on the borrower upon the receipt of updated financial information. Prior to any extension of credit, every significant commercial loan goes through sound credit underwriting. The Credit Department conducts a detailed cash flow on each proposal using the most current financial information.

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

As of December 31, 2015, there were only four Standard Industrial Code groups that comprised more than 2% of our total outstanding loans. The four groups are activities related to real estate, offices and clinics of doctors, real estate agents and managers, and legal services.

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

The majority of our loan portfolio is collateralized with a variety of our borrowers’ assets. The execution and monitoring of the documentation to properly secure the loan is the responsibility of our lenders and Loan Department. We require insurance coverage naming us as the mortgagee or loss payee. Although insurance risk is also considered collateral documentation risk, the actual coverage, amounts of coverage and increased deductibles are important to management. Recent legislation passed by Congress addresses the need for reform to the National Flood Insurance Program. This legislation, known as the Biggert Waters Flood Insurance Reform and Modernization Act of 2012, resulted in significant unintended consequences causing dramatic increases in the cost of flood insurance coverage and its potential unaffordability. However, on March 14, 2014 the President signed the 2014 Homeowner Flood Insurance Affordability Act. This law allows most properties to retain their subsidized premiums. Annual rate increases are also limited to 18% per year and the grandfather plan has been reinstated. In addition, the law requires the Federal Emergency Management Agency (“FEMA”) to refund policy holders who overpaid for premiums under the Biggert Waters Flood Insurance Reform and Modernization Act of 2012.

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

Based on our allowance for loan loss model, we recorded a provision for loan loss of $192,500 for the year ended December 31, 2015 compared to $82,500 for the year ended December 31, 2014. At December 31, 2015, the five-year average loss ratios were: .157% Commercial, ..597% Consumer, .081% 1-4 Residential, .000% Real Estate Construction and .097% Real Estate Mortgage.

During the year ended December 31, 2015, charge-offs of $201,071 and recoveries of $91,550 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $3,417,827 or 1.38% of total loans at December 31, 2014, compared to charge-offs of $113,030 and recoveries of $73,101 resulting in an allowance for loan losses of $3,334,848 or 1.38% of total loans at December 31, 2014.

We had impaired loans totaling $6,542,707 as of December 31, 2015 compared to $7,051,127 at December 31, 2014. Impaired loans include non-accrual loans with balances at December 31, 2015, and 2014, of $2,061,088 and $882,413, respectively and TDR’s with balances at December 31, 2015 and 2014 of $458,268 and $466,541, respectively. We had three restructured loans at December 31, 2015 and two restructured loans at December 31, 2014. According to GAAP, we are required to account for certain loan modifications or restructuring as a troubled debt restructuring, when appropriate. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. We do not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans, which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and we deem it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of 6 to 9 months, they are reviewed individually to determine if they should be returned to accrual status. At December 31, 2015 there was one loan over 90 days past due still accruing interest compared to three loans over 90 days past due still accruing interest at December 31, 2014. The customer is currently working to bring the loan current.

Net charge-offs for the year ended December 31, 2015, were $109,521 as compared to net charge-offs of $39,929 for the year ended December 31, 2014. Although uncertainty in the national and international economic outlook still exists, we believe loss exposure in the portfolio is identified, reserved against and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The following table represents the net charge-offs by loan type.

	Net Charge-Offs
	December 31, 2015	December 31, 2014
Commercial loans	$(90,573)	$(83,042)
Commercial real estate-construction	—	—
Commercial real estate-other	(1,499)	30,166
Consumer real estate	—	—
Consumer other	(17,449)	12,947
Total	$(109,521)	$(39,929)

We believe the allowance for loan losses at December 31, 2015, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events that we believe to be reasonable, but may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting our operating results.

The following tables present a breakdown of the allowance for loan losses as of December 31, 2015 and 2014, respectively.

	December 31, 2015		December 31, 2014
	Allowance by loan type	Percentage of loans to total loans	Allowance by loan type	Percentage of loans to total loans
Commercial Loans	$896,854	21%	$1,211,130	21%
Commercial real estate-construction	59,861	1%	42,904	1%
Commercial Real Estate-other	1,345,094	47%	1,112,387	49%
Consumer real estate	941,470	29%	863,351	27%
Consumer other	174,548	2%	105,076	2%
Total	$3,417,827	100%	$3,334,848	100%

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to the methodology used to determine the allowance for loan losses described above adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. No provision was recorded during the year ended December 31, 2015 or the year ended December 31, 2014, resulting in no change to the balance of $20,825.

OTHER REAL ESTATE OWNED

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until it is sold. When the property is acquired, it is recorded at the lesser of fair value of the property less estimated selling costs or the total loan balance. It is in our best interest to determine the fair market value by engaging an independent appraisal within 30 days of property being acquired into OREO. We cannot hold the property for a period of more than five years unless we have prior approval from the Commissioner of Banking of the State Board of Financial Institutions. The Bank will pay property taxes along with insurance expenses until the property is sold. OREO at December 31, 2015 consisted of two properties in the total amount of $620,394 compared to one property in the amount of $521,943 at December 31, 2014. One loan receivable valued at $35,473 was moved to OREO during the year ended December 31, 2014, and ultimately sold at a gain of $2,382. We had no OREO during the years ended December 31, 2011 thru December 31, 2013.

DEPOSITS

(in 000’s)	1 Day	Less Than 3 Months	3 Months to Less Than 6 Months	6 Months to Less Than 1 Year	1 Year to Less Than 5 Years	5 years or More	Total

CD's and other time deposits 100,000 and over	$—	$17,472	$12,209	$8,993	$2,599	$—	$41,273
CD's and other time deposits under 100,000	$87	$3,777	$4,255	$4,129	$1,246	$—	$13,494

Certificates of Deposit $100,000 and over decreased $4,568,438 or 9.67% for the year ended December 31, 2015, from $45,841,867 at December 31, 2014. This decrease was primarily due to the maturity of Public Funds that were used for construction projects.

The following table presents average deposits by category:

	For the Year Ended December 31,
	2015	2014
Non-interest-bearing demand	$112,787,653	$101,720,041
Interest-bearing demand	82,703,127	77,281,580
Money market accounts	55,629,054	51,650,734
Time deposits $100,000 and over	46,001,161	49,411,295
Other time deposits	14,724,999	15,877,870
Other savings deposits	26,123,223	23,189,946
Total deposits	$337,969,217	$319,131,466

Deposits increased $36,299,585 or 11.26% to $358,718,612 at December 31, 2015, from $322,419,027 at December 31, 2014. Non-interest bearing deposits increased $15,001,125 to $122,073,396 at December 31, 2015 primarily from new account growth and an improved economy. We also experienced larger balances in existing customer accounts as well as large escrow deposits resulting in an increase in our interest-bearing demand deposit accounts.

We fund growth through core deposits and do not have and therefore do not rely on Brokered Deposits or Internet Deposits as a source to do so.

SHORT-TERM BORROWINGS

At December 31, 2015, we had no outstanding federal funds purchased with the option to borrow $18,000,000 on short term lines of credit. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement, we could borrow up to $71 million at December 31, 2015 and 2014, respectively. There have been no borrowings under this arrangement.

Securities sold under agreements to repurchase with customers mature on demand. At December 31, 2015, there were no securities sold under an agreement to repurchase The maximum amount of securities sold under agreements to repurchase outstanding at any month end was $5,480,927 and $9,680,244 for the years ended December 31, 2015 and 2014, respectively. The average amount of outstanding securities sold under agreements to repurchase was $1,873,507 and $2,426,044 during the years ended December 31, 2015 and 2014, respectively. The securities underlying the repurchase agreement were held in safekeeping by an authorized broker. At the maturity date of this agreement, the securities were returned to our account.

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

Our off-balance sheet arrangements consist principally of commitments to extend credit described below. We estimate probable losses related to binding unfunded lending commitments and record a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At December 31, 2015 and 2014, the balance of this reserve was $20,825. At December 31, 2015 and 2014, we had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $87,622,437 and $62,597,548 at December 31, 2015 and 2014, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2015 and 2014 was $745,187 and $557,943, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $5,820,239 at December 31, 2015, to sell loans held for sale of $5,820,239, compared to forward sales commitments of $7,325,081 at December 31, 2014, to sell loans held for sale of $7,325,081. The fair value of these commitments was not significant at December 31, 2015 or 2014. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $13.1 million at December 31, 2015 and $7.4 million at December 31, 2014. For the twelve months ended December 31, 2015 and December 31, 2014, there were no loans repurchased.

EFFECT OF INFLATION AND CHANGING PRICES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) which require the measurement of financial position and results of operations in terms of historical dollars without consideration of changes in the relative purchasing power over time due to inflation.

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

CAPITAL RESOURCES

Our capital needs have been met to date through the $10,600,000 in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of options to purchase stock. Total shareholders’ equity at December 31, 2015 was $39,151,712. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Full compliance with all of the final rule requirements will be phased in over a multi-year schedule. The total risk-based capital ratio at December 31, 2015 for the Bank was 15.42%.

At December 31, 2015, the Company and the Bank were categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10%, 8.0%, 6.5% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8%, 6%, 4.5%, and 4.0%, respectively.

Prior to January 1, 2015, the capital rules for US Banks were based on Basel I which was designed to highlight differences in risk profiles among financial institutions and to account for off-balance sheet risk. Basel I required a minimum risk-based capital ratio of 8% for bank holding companies and banks. The total risk-based capital ratio at December 31, 2014 for the Bank was 14.88%.

At December 31, 2014, the Company and Bank were categorized as “well capitalized” under Basel I. To be categorized as “well capitalized” the Company and the Bank had to maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank had to maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the financial statements. We must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Current and previous quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. We believe, as of December 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which we are subject.

There are no current conditions or events that we are aware of that would change the Company’s or the Bank’s category.

Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bank of South Carolina Corporation and Subsidiary

Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and Subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Charleston, South Carolina

March 4, 2016

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2015	2014
ASSETS
Cash and due from banks	$5,295,924	$4,698,435
Interest-bearing deposits in other banks	23,898,862	5,680,613
Investment securities available for sale (amortized cost of $118,422,116 and $112,021,061 in 2015 and 2014, respectively)	119,997,585	113,994,112
Mortgage loans to be sold	5,820,239	7,325,081
Loans	242,622,705	234,117,792
Less: Allowance for loan losses	(3,417,827)	(3,334,848)
Net loans	239,204,878	230,782,944
Premises, equipment and leasehold improvements, net	2,289,228	2,352,423
Other real estate owned	620,394	521,943
Accrued interest receivable	1,284,063	1,290.380
Other assets	761,339	579,871

Total assets	$399,172,512	$367,225,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest-bearing demand	122,073,396	107,072,271
Interest-bearing demand	84,977,640	79,397,647
Money market accounts	70,233,422	47,450,210
Time deposits over $250,000	25,896,768	32,363,615
Other time deposits	28,871,044	29,457,720
Other savings deposits	26,666,342	26,677,564
Total deposits	358,718,612	322,419,027

Short-term borrowings	—	6,980,681
Accrued interest payable and other liabilities	1,302,188	1,066,112
Total liabilities	360,020,800	330,465,820
Commitments and contingencies Notes 1 and 11
Shareholders’ equity
Common stock-no par 12,000,000 shares authorized; Issued 5,157,996 shares at December 31, 2015 and 4,680,839 at December 31, 2014; Shares outstanding 4,916,600 at December 31, 2015 and 4,461,388 at December 31, 2014	—	—
Additional paid in capital	36,341,744	28,779,108
Retained earnings	4,064,834	8,640,291
Treasury stock: 241,396 shares at December 31, 2015 and 219,451 at December 31, 2014	(2,247,415)	(1,902,439)
Accumulated other comprehensive income, net of income taxes	992,549	1,243,022
Total shareholders’ equity	39,151,712	36,759,982

Total liabilities and shareholders’ equity	$399,172,512	$367,225,802

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Interest and fee income
Loans, including fees	$11,795,303	$11,263,048	$11,188,748
Taxable securities	1,376,441	1,045,592	465,268
Tax-exempt securities	1,012,638	1,059,883	1,017,326
Other	45,566	49,731	80,450
Total interest and fee income	14,229,948	13,418,254	12,751,792

Interest expense
Deposits	401,463	408,266	416,128
Short-term borrowings	932	681	—
Total interest expense	402,395	408,947	416,128

Net interest income	13,827,553	13,009,307	12,335,664
Provision for loan losses	192,500	82,500	207,500
Net interest income after provision for loan losses	13,635,053	12,926,807	12,128,164

Other income
Service charges, fees and commissions	991,007	921,638	943,627
Mortgage banking income	1,605,676	1,315,020	1,521,670
Other non-interest income	29,443	29,466	31,120
Gain on other real estate owned	—	2,382	—
Gain on sale of securities	423,832	312,577	—
Total other income	3,049,958	2,581,083	2,496,417

Other expense
Salaries and employee benefits	5,859,203	5,466,446	5,191,215
Net occupancy expense	1,480,606	1,473,700	1,406,680
Other operating expenses	2,173,666	2,171,058	2,119,955
Total other expenses	9,513,475	9,111,204	8,717,850

Income before income tax expense	7,171,536	6,396,686	5,906,731
Income tax expense	2,287,248	1,997,866	1,829,807

Net income	$4,884,288	$4,398,820	$4,076,924

Weighted average shares outstanding
Basic	4,912,499	4,907,208	4,897,902
Diluted	5,067,085	5,032,211	4,906,234

Basic income per common share	$.99	$.90	$.83
Diluted income per common share	$.96	$.87	$.83

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Net income	$4,884,288	$4,398,820	$4,076,924
Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period	26,255	768,326	(1,974,906)
Reclassification adjustment for securities gains realized in net income	(423,832)	(312,577)	—
Other comprehensive income (loss), before tax	(397,577)	455,749	(1,974,906)
Income tax effect related to items of other comprehensive income (loss)	147,104	(168,627)	730,715
Other comprehensive income (loss), after tax	(250,473)	287,122	(1,244,191)
Total comprehensive income	$4,633,815	$4,685,942	$2,832,733

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015, 2014, 2013

	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
December 31, 2012	$28,474,951	$5,157,839	$(1,902,439)	$2,200,091	$33,930,442
Net income	—	4,076,924	—	—	4,076,924
Other comprehensive loss	—	—	—	(1,244,191)	(1,244,191)
Exercise of stock options 12,649 common	128,477	—	—	—	128,477
Stock-based compensation expense	74,722	—	—	—	74,722
Cash dividends ($0.50 per common share)	—	(2,227,231)	—	—	(2,227,231)
December 31, 2013	28,678,150	7,007,532	(1,902,439)	955,900	34,739,143
Net income	—	4,398,820	—	—	4,398,820
Other comprehensive income	—	—	—	287,122	287,122
Exercise of stock options 2,500 common	26,050	—	—	—	26,050
Stock-based compensation expense	74,908	—	—	—	74,908
Cash dividends ($0.62 per common share)	—	(2,766,061)	—	—	(2,766,061)
December 31, 2014	28,779,108	8,640,291	(1,902,439)	1,243,022	36,759,982
Net income	—	4,884,288	—	—	4,884,288
Other comprehensive loss	—	—	—	(250,473)	(250,473)
Exercise of Stock Options 8,615 common	122,946	—	—	—	122,946
10% stock dividend 446,597 common 21,945 treasury at $15.72	7,360,703	(7,020,505)	(344,976)	—	(4,778)
Stock-based compensation expense	78,987	—	—	—	78,987
Cash dividends ($0.52 per common share)	—	(2,439,240)	—	—	(2,439,240)
December 31, 2015	$36,341,744	$4,064,834	$(2,247,415)	$992,549	$39,151,712

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
Cash flows from operating activities:	2015	2014	2013
Net income	$4,884,288	$4,398,820	$4,076,924
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	196,827	200,178	192,844
Gain on sale of securities	(423,832)	(312,577)	—
Gain on sale of other real estate	—	(2,382)	—
Provision for loan losses	192,500	82,500	207,500
Stock-based compensation expense	78,987	74,908	74,722
Deferred income taxes	4,748	134,478	59,829
Net amortization of unearned discounts on investment securities	109,311	303,036	516,746
Origination of mortgage loans held for sale	(91,053,923)	(71,767,800)	(81,762,793)
Proceeds from sale of mortgage loans held for sale	92,558,765	69,182,061	95,503,328
(Increase) decrease in accrued interest receivable and other assets	391,043	(274,201)	(36,138)
Increase (decrease) in accrued interest payable and other liabilities	176,898	153,882	(74,111)
Net cash provided by operating activities	7,115,612	2,172,903	18,758,851

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	2,315,000	1,920,000	2,325,000
Proceeds from sale of available for sale securities	16,564,118	37,159,363	—
Purchase of investment securities available for sale	(25,389,485)	(57,959,964)	(40,950,656)
Proceeds from sale of other real estate	—	37,855	—
Net increase in loans	(8,712,885)	(16,394,833)	(1,539,747)
Purchase of premises, equipment and leasehold improvements, net	(133,632)	(97,740)	(160,913)
Net cash used by investing activities	(15,356,884)	(35,335,319)	(40,326,316)

Cash flows from financing activities:
Net increase in deposit accounts	36,299,585	17,176,372	14,168,812
Net (decrease) increase in short-term borrowings	(6,980,681)	6,980,681	—
Dividends paid	(2,380,062)	(2,765,735)	(1,647,576)
Stock options exercised	122,946	26,050	128,477
Cash in lieu of fractional shares	(4,778)	—	—
Net cash provided by financing activities	27,057,010	21,417,368	12,649,713
Net increase (decrease) in cash and cash equivalents	18,815,738	(11,745,048)	(8,917,752)
Cash and cash equivalents at beginning of year	10,379,048	22,124,096	31,041,848

Cash and cash equivalents at end of year	$29,194,786	$10,379,048	$22,124,096

Supplemental disclosure of cash flow data:

Cash paid during the year for:
Interest	$419,004	$429,758	$410,598
Income taxes	$2,196,000	$1,819,000	$1,892,000
Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain (loss) on securities available for sale, net of income taxes	$(250,473)	$287,122	$(1,244,191)
Change in dividends payable	$59,178	$325	$579,655
Change in other real estate owned	$186,210	$521,943	$—

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accounting and reporting policies conform, in all material respects, to U.S. generally accepted accounting principles (“GAAP”), and to general practices within the banking industry. The following summarizes the more significant of these policies and practices.

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

We provide financial services through our four banking house locations: 256 Meeting Street, Charleston, SC, 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC and 2027 Sam Rittenberg Boulevard, Charleston, SC. Our primary deposit products are checking, savings, and term certificate accounts, and our primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans may be dependent on the general economic conditions in the area.

Accounting Estimates and Assumptions:

The preparation of the financial statements are in conformity with GAAP, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ significantly from these estimates and assumptions. Material estimates generally susceptible to significant change are related to the determination of the allowance for loan losses, impaired loans, other real estate owned, asset prepayment rates and other-than-temporary impairment of investment securities.

Reclassification:

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on shareholders’ equity or the net income as previously reported.

Subsequent Events:

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. We have reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or disclosure.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents:

Cash and cash equivalents include working cash funds, due from banks, interest-bearing deposits in other banks, items in process of collection and federal funds sold. All cash equivalents are readily convertible to cash and have maturities of less than 90 days.

Depository institutions are required to maintain reserve and clearing balances at the Federal Reserve Bank. Vault cash satisfied our daily reserve requirement for the years ended December 31, 2015 and 2014, respectively.

Interest-bearing Deposits in Other Financial Institutions:

Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

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

Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for 2015 and 2014. We do not have any mortgage-backed securities nor have we ever invested in mortgage-backed securities.

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

We account for impaired loans by requiring that all loans (greater than $50,000) for which it is estimated that we will be unable to collect all amounts due according to the terms of the loan agreement be recorded at the loan’s fair value. Fair value may be determined based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral less cost to sell, if the loan is collateral dependent.

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

The allowance for loan losses is our estimate of credit losses inherent in the loan portfolio. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to allowance. The allowance for loan losses is evaluated on a regular basis and is based upon our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

We believe that the allowance is adequate to absorb inherent losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require significant future additions to the allowance, thus adversely affecting our operating results.

The allowance is also subject to examination by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions and other adequacy tests. In addition, such regulatory agencies could require us to adjust our allowance based on information available to us at the time of our examination.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to the methodology used to determine the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.

Concentration of Credit Risk:

Our primary market consists of the counties of Berkeley, Charleston and Dorchester, South Carolina. At December 31, 2015, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

Premises, Equipment and Leasehold Improvements and Depreciation:

Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the assets ranging from 40 years for buildings and 3 to 15 years for equipment. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term, including renewal periods when reasonably assured. The cost of maintenance and repairs is charged to operating expense as incurred.

Other Real Estate Owned:

Real estate properties acquired through foreclosure are initially recorded at the lower of the recorded investment in the loan or fair value less costs to sell. Losses arising from the initial foreclosure are charged against the allowance for loan losses. Subsequent to foreclosure, real estate owned is recorded at the lower of cost or fair value, adjusted for net selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or our estimation of the value of the collateral. Gains and losses on the sale of other real estate owned (“OREO”) and subsequent write-downs from periodic re-evaluation are charged to other operating income.

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. We believe that we had no uncertain tax positions for the year ended December 31, 2015 or for the year ended December 31, 2014.

Stock-Based Compensation:

Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period (10 years).

Income Per Common Share:

Basic income per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock. Earnings per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income:

We apply accounting standards which establish guidance for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of net income and net unrealized gains or losses on securities.

Segment Information:

The Company operates and manages itself within one retail banking segment and has, therefore, not provided segment disclosures.

Interest Rate Lock Commitments and Forward Sale Contracts:

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitments before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans we enter into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in income when they occur. Based on short-term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial as of December 31, 2015 and 2014.

We had no embedded derivative instruments requiring hedge accounting treatment. We do not currently engage in hedging activities.

Recent Accounting Pronouncements:

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for reporting periods beginning after December 15, 2017. We will apply this guidance using a modified retrospective approach. We do not expect this amendment to have a material effect on our consolidated financial statements.

In August 2015, the FASB deferred the effective date of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for reporting periods beginning after December 15, 2017. We will apply this guidance using the modified retrospective approach. We do not expect this amendment to have a material effect on our financial statements.

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

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted as of the beginning of an interim or annual reporting period. We will apply the guidance retrospectively. We do not expect this amendment to have a material effect on our financial statements.

In January 2016, the FASB amended the Financial Instruments topic of Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal ear of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. We do not expect this amendment to have a material effect on our financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	DECEMBER 31, 2015
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$34,517,996	$161,037	$45,360	$34,633,673
Government-Sponsored Enterprises	51,136,426	281,650	133,744	51,284,332
Municipal Securities	32,767,694	1,340,610	28,724	34,079,580

Total	$118,422,116	$1,783,297	$207,828	$119,997,585

	DECEMBER 31, 2014
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$29,162,412	$105,627	$19,758	$29,248,281
Government-Sponsored Enterprises	50,194,951	95,961	148,263	50,142,649
Municipal Securities	32,663,698	1,973,743	34,259	34,603,182

Total	$112,021,061	$2,175,331	$202,280	$113,994,112

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2015 and December 31, 2014, by contractual maturity are as follows:

	DECEMBER 31, 2015		DECEMBER 31, 2014
	AMORTIZED COST	ESTIMATED FAIR VALUE	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$3,311,346	$3,326,249	$8,324,400	$8,362,398
Due in one year to five years	69,870,930	70,584,179	43,301,670	43,851,426
Due in five years to ten years	41,930,801	42,670,986	52,566,597	53,671,067
Due in ten years and over	3,309,039	3,416,171	7,828,394	8,109,221

Total	$118,422,116	$119,997,585	$112,021,061	$113,994,112

Securities pledged to secure deposits and repurchase agreements at December 31, 2015 and 2014, had a carrying amount of $48,027,575 and $48,268,706, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	Less than 12 months			12 months or longer			Total
Available for sale	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
As of December 31, 2015
U.S.Treasury Notes	2	$10,064,063	$45,360		$—	$—	2	$10,064,063	$45,360
Government-Sponsored Enterprises	2	7,475,445	38,538	1	5,002,335	95,206	3	12,477,780	133,744
Municipal Securities	6	4,361,149	28,724		—	—	6	4,361,149	28,724
Total	10	$21,900,656	$112,622	1	$5,002,335	$95,206	11	$26,902,991	$207,828
As of December 31, 2014
U.S.Treasury Notes	2	$4,948,438	$19,758		$—	$—	2	$4,948,438	$19,758
Government-Sponsored Enterprises	7	28,850,132	148,263		—	—	7	28,850,132	148,263
Municipal Securities	2	931,428	27,182	1	1,557,833	7,077	3	2,489,261	34,259
Total	11	$34,729,998	$195,203	1	$1,557,833	$7,077	12	$36,287,831	$202,280

We received proceeds from sales of securities available for sale and gross realized gains and losses as follows:

	For the Year Ended December 31,
	2015	2014	2013
Gross proceeds	$16,564,118	$37,159,363	$—
Gross realized gains	423,832	312,577	—
Gross realized losses	—	—	—

The tax provision related to these gains was $156,818 and $115,654 for the year ended December 31, 2015 and 2014, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans (net of deferred loan fees of $118,188 at December 31, 2015, and $89,441 at December 31, 2014) are as follows:

	DECEMBER 31,
	2015	2014

Commercial loans	$50,938,265	$49,899,577
Commercial real estate:
Commercial real estate construction	1,005,118	1,511,702
Commercial real estate other	115,736,034	115,739,682
Consumer:
Consumer real estate	69,777,307	62,054,983
Consumer other	5,165,981	4,911,848
	242,622,705	234,117,792
Allowance for loan losses	(3,417,827)	(3,334,848)

Loans, net	$239,204,878	$230,782,944

We had $102.1 million and $95.8 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at December 31, 2015 and 2014, respectively.

Our portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Our internal credit risk grading system is based on experience with similarly graded loans, industry best practices, and regulatory guidance.

Our internally assigned grades pursuant to the Board-approved lending policy are as follows:

●	Excellent (1) The borrowing entity has more than adequate cash flow, unquestionable strength, strong earnings and capital where applicable, and usually no overdrafts.

●	Good (2) The Borrowing entity has dependable cash flow, better than average financial condition, good capital and no overdrafts.

●	Satisfactory (3) The borrowing entity has adequate cash flow, satisfactory financial condition, explainable overdrafts (if any).

●	Watch (4) The borrowing entity has generally adequate, yet inconsistent cash flow, cyclical earnings, soft capital, loan to/from stockholders, and infrequent overdrafts. The borrower has consistent yet sometimes unpredictable sales and growth.

●	OAEM (5) The borrowing entity has marginal cash flow, occasional past dues, and frequent and unexpected working capital needs.

●	Substandard (6) The borrowing entity has a cash flow barely sufficient to service debt, deteriorated financial condition, bankruptcy possible. The borrowing entity has declining sales, rising costs, and may need to look for secondary source of repayment.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Doubtful (7) The borrowing entity has negative cash flow. Survival of the business is at risk, full repayment is unlikely, and there are frequent and unexplained overdrafts. The borrowing entity shows declining trends and no operating profits.

●	Loss (8) The borrowing entity has negative cash flow with no alternatives. Survival of the business is unlikely.

The following table illustrates credit risks by category and internally assigned grades at December 31, 2015 and December 31, 2014. “Pass” includes loans internally graded as excellent, good and satisfactory.

	December 31, 2015
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer – Real Estate	Consumer – Other	Total

Pass	$46,865,088	$572,101	$110,040,948	$65,941,806	$4,857,576	$228,277,519
Watch	1,096,200	433,017	940,073	2,490,339	175,489	5,135,118
OAEM	1,337,002	—	1,203,518	99,743	26,961	2,667,224
Sub-Standard	1,639,975	—	3,551,495	1,245,419	105,955	6,542,844
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$50,938,265	$1,005,118	$115,736,034	$69,777,307	$5,165,981	$242,622,705

	December 31, 2014
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer – Real Estate	Consumer – Other	Total

Pass	$45,154,058	$1,062,185	$108,568,274	$58,744,677	$4,512,912	$218,042,106
Watch	2,401,715	—	1,697,883	1,818,923	276,557	6,195,078
OAEM	551,380	449,517	1,378,436	467,482	82,832	2,929,647
Sub-Standard	1,792,424	—	4,095,089	1,023,901	39,547	6,950,961
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$49,899,577	$1,511,702	$115,739,682	$62,054,983	$4,911,848	$234,117,792

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables include an aging analysis of the recorded investment of past-due financing receivable by class:

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment> 90 Days and Accruing
Commercial	$1,162,676	$250,370	$4,317	$1,417,363	$49,520,902	$50,938,265	$—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	1,005,118	1,005,118	—
Commercial Real Estate -Other	91,607	1,215,473	1,152,774	2,459,854	113,276,180	115,736,034	—
Consumer:
Consumer Real Estate	68,240	249,754	82,015	400,008	69,377,299	69,777,307	—
Consumer-Other	69,333	58,116	6,056	133,505	5,032,476	5,165,981	1,606
Total	$1,391,856	$1,773,713	$1,245,163	$4,410,731	$238,211,974	$242,622,705	$1,606

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment> 90 Days and Accruing
Commercial	$557,608	$2,474	$—	$560,082	$49,339,495	$49,899,577	$—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	1,511,702	1,511,702	—
Commercial Real Estate -Other	229,607	589,705	1,665,673	2,484,985	113,254,697	115,739,682	1,274,119
Consumer:
Consumer Real Estate	—	—	—	—	62,054,983	62,054,983	—
Consumer - Other	17,468	—	—	17,468	4,894,380	4,911,848	—
Total	$804,683	$592,179	$1,665,673	$3,062,535	$231,055,257	$234,117,792	$1,274,119

There was one loan over 90 days past due still accruing interest at December 31, 2015. There were three loans over 90 days past due and still accruing interest at December 31, 2014. The decision to continue accruing interest on the three loans at December 31, 2014 resulted from unusual circumstances with two customers that had a long-term relationship with the bank. These loans are now current. The following table summarizes the balances of non-accrual loans:

	Loans Receivable on Non-Accrual
	December 31, 2015	December 31, 2014
Commercial	$4,317	$—
Commercial Real Estate:
Commercial Real Estate - Construction	—	—
Commercial Real Estate - Other	1,970,306	882,413
Consumer:
Consumer - Real Estate	82,015	—
Consumer - Other	4,450	—
Total	$2,061,088	$882,413

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the changes in the allowance and an allocation of the allowance by loan category at December 31, 2015, December 31, 2014 and December 31, 2013. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

	December 31, 2015
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,211,130	$42,904	$1,112,387	$863,351	$105,076	$3,334,848
Charge-offs	(99,737)	—	(55,252)	(6,075)	(40,007)	(201,071)
Recoveries	9,164	—	53,753	6,075	22,558	91,550
Provisions	(223,703)	16,957	234,206	78,119	86,921	192,500
Ending Balance	$896,854	$59,861	$1,345,094	$941,470	$174,548	$3,417,827

	December 31, 2014
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,448,804	$22,137	$1,064,363	$672,813	$84,160	$3,292,277
Charge-offs	(83,042)	—	(15,834)	—	(14,154)	(113,030)
Recoveries	—	—	46,000	—	27,101	73,101
Provisions	(154,632)	20,767	17,858	190,538	7,969	82,500
Ending Balance	$1,211,130	$42,904	$1,112,387	$863,351	$105,076	$3,334,848

	December 31, 2013
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,576,002	$30,579	$767,170	$947,280	$111,813	$3,432,844
Charge-offs	(245,599)	—	—	—	(145,802)	(391,401)
Recoveries	23,004		15,348	—	4,982	43,334
Provisions	95,397	(8,442)	281,845	(274,467)	113,167	207,500
Ending Balance	$1,448,804	$22,137	$1,064,363	$672,813	$84,160	$3,292,277

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans.

	December 31, 2015
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$387,979	$—	$253,105	$342,320	$100,103	$1,083,507
Collectively evaluated for impairment	508,875	59,861	1,091,989	599,150	74,445	2,334,320
Total Allowance for Losses	$896,854	$59,861	$1,345,094	$941,470	$174,548	$3,417,827
Loans Receivable
Individually evaluated for impairment	$1,639,974	$—	$3,551,495	$1,245,419	$105,819	$6,542,707
Collectively evaluated for impairment	49,298,291	1,005,118	112,184,539	68,531,888	5,060,162	236,079,998
Total Loans Receivable	$50,938,265	$1,005,118	$115,736,034	$69,777,307	$5,165,981	$242,622,705

	December 31, 2014
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$784,561	$—	$209,189	$250,590	$39,547	$1,283,887
Collectively evaluated for impairment	426,569	42,904	903,198	612,761	65,529	2,050,961
Total Allowance for Loan Losses	$1,211,130	$42,904	$1,112,387	$863,351	$105,076	$3,334,848
Loans Receivable
Individually evaluated for impairment	$1,792,425	$—	$4,195,852	$1,023,303	$39,547	$7,051,127
Collectively evaluated for impairment	48,107,152	1,511,702	111,543,830	61,031,680	4,872,301	227,066,665
	$49,899,577	$1,511,702	$115,739,682	$62,054,983	$4,911,848	$234,117,792

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015 and 2014, loans individually evaluated and considered impaired are presented in the following table:

	Impaired and Restructured Loans As of The Year Ended December 31,
	2015			2014
With no related allowance recorded:	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
Commercial	$692,831	$692,831	$—	$634,865	$634,865	$—
Commercial Real Estate-Construction	—	—	—	—	—	—
Commercial Real Estate-Other	2,476,018	2,476,018	—	3,349,844	3,349,844	—
Consumer Real Estate	450,402	450,402	—	351,140	351,140	—
Consumer Other	5,715	5,715	—	—	—	—

	$3,542,706	$3,542,706	$—	$4,335,849	$4,335,849	$—

With an allowance recorded:
Commercial	$947,143	$947,143	$387,979	1,157,560	1,157,560	784,561
Commercial Real Estate- Construction	—	—	—	—	—	—
Commercial Real Estate-Other	1,075,477	1,075,477	253,105	846,008	846,008	209,189
Consumer Real Estate	795,017	795,017	342,320	672,163	672,163	250,590
Consumer Other	100,104	100,104	100,103	39,547	39,547	39,547

	$2,917,741	$2,917,741	$1,083,507	$2,715,278	$2,715,278	$1,283,887

Total
Commercial	$1,639,974	$1,639,974	$387,979	$1,792,425	$1,792,425	$784,561
Commercial Real Estate-Construction	—	—	—			—
Commercial Real Estate-Other	3,551,495	3,551,495	253,105	4,195,852	4,195,852	209,189
Consumer Real Estate	1,245,419	1,245,419	342,320	1,023,303	1,023,303	250,590
Consumer Other	105,819	105,819	100,103	39,547	39,547	39,547

	$6,542,707	$6,542,707	$1,083,507	$7,051,127	$7,051,127	$1,283,887

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	For the Year Ended December 31,
	2015		2014		2013
With no related allowance recorded:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$750,350	$43,853	$647,135	$18,129	$424,733	$36,465
Commercial Real Estate-Construction	—	—	—	—	—	—
Commercial Real Estate-Other	2,500,204	128,352	3,515,431	177,416	2,427,681	152,529
Consumer Real Estate	450,117	17,035	351,550	12,877	200,339	9,079
Consumer-Other	56,758	2,557	—	—	—	—

	$3,757,429	$191,797	$4,514,116	$208,422	$3,052,753	$198,073

With an allowance recorded:
Commercial	$1,009,765	$49,166	$1,222,383	$56,432	$1,213,799	$58,955
Commercial Real Estate-Construction	—	—	—	—	—	—
Commercial Real Estate-Other	1,066,896	48,945	790,998	29,218	2,083,729	78,453
Consumer Real Estate	811,014	32,362	688,922	34,154	866,800	32,633
Consumer Other	55,439	3,540	41,631	1,923	46,697	2,268

	$2,943,114	$134,013	$2,743,934	$121,727	$4,211,025	$172,309

Total
Commercial	$1,760,115	$93,019	$1,869,518	$74,561	$1,638,532	$95,420
Commercial Real Estate-Construction	—	—	—	—	—	—
Commercial Real Estate-Other	3,567,100	177,297	4,306,429	206,634	4,511,410	230,982
Consumer Real Estate	1,261,131	49,397	1,040,472	47,031	1,067,139	41,712
Consumer Other	112,197	6,097	41,631	1,923	46,697	2,268

	$6,700,543	$325,810	$7,258,050	$330,149	$7,263,778	$370,382

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $458,268 (3 loans) and $466,541 (2 loans) at December 31, 2015 and December 31, 2014, respectively. Restructured loans were granted extended payment terms with no principal reduction. All restructured loans were performing as agreed as of December 31, 2015 and 2014, respectively.

No TDR’s defaulted during the years ended December 31, 2015 and 2014, which were modified within the previous twelve months.

5.	CONCENTRATIONS OF CREDIT RISK

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

Our loans were concentrated in the following categories.

	December 31, 2015	December 31, 2014
Commercial	21.00%	21.31%
Commercial Real Estate-Construction	.41%	.65%
Commercial Real Estate-Other	47.70%	49.44%
Consumer Real Estate	28.76%	26.51%
Consumer-Other	2.13%	2.09%
Total Loans	100.00%	100.00%

6.	Premises, Equipment and Leasehold Improvements

Premises, equipment and leasehold improvements are summarized as follows:

	December 31,
	2015	2014

Bank buildings	$1,824,613	$1,824,613
Land	838,075	838,075
Leasehold purchase	30,000	30,000
Lease improvements	687,333	684,083
Construction in process	11,754	11,754
Equipment	3,070,783	2,940,401
	6,462,558	6,328,926
Accumulated depreciation	(4,173,330)	(3,976,503)
Total	$2,289,228	$2,352,423

Depreciation and amortization on our bank premises and equipment charged to operating expense totaled $196,827 in 2015, $200,178 in 2014, and $192,844 in 2013.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We entered into agreements to lease equipment and office facilities under non-cancellable operating lease agreements expiring on various dates through 2039. We may, at our option, extend the lease of our office facility at 256 Meeting Street in Charleston, South Carolina, for two additional ten year periods, extend the lease of our Summerville office at 100 North Main Street for two additional ten year periods, and extend the land lease where the Mt. Pleasant office is located for six additional five year periods. In addition, we rent office space at 1071 Morrison Drive Charleston, South Carolina, to house our Mortgage Department. This lease renews every two years. Management intends to exercise its option on the lease agreements. Lease payments below include the lease renewals. Minimum rental commitments for these leases as of December 31, 2015 are as follows:

2016	$631,652
2017	615,122
2018	622,890
2019	614,103
2020	591,067
2021 and thereafter	5,322,336
Total	$8,397,170

Total rental expense was $591,058, $572,395 and $555,646 in 2015, 2014 and 2013, respectively.

On January 28, 2014, we signed a lease to open a banking office located on Highway 78, North Charleston, South Carolina (copy of the lease incorporated as Exhibit 10.8 in the 2013 10-K and copy of the Assignment and Assumption of Lease incorporated as Exhibit 10.9, First Amendment to the Lease incorporated as Exhibit 10.10 and Second Amendment to the Lease incorporated as Exhibit 10.11 of this 10-K). The building is expected to be completed in the future. Rental payments do not commence until we take control of our space.

7.	OTHER REAL ESTATE OWNED

The following table summarizes the activity in the other real estate owned at December 31, 2015 and December 31, 2014.

	December 31, 2015	December 31, 2014
Balance, beginning of year	$521,943	$—
Additions-foreclosure	98,541	557,416
Sales	—	35,473
Write-downs	—	—
Balance, end of year	$620,394	$521,943

At December 31, 2015, we had two properties with an aggregate balance of $620,394 classified as OREO. We had one property valued at $521,943 classified as OREO at December 31, 2014. Another property valued at $35,473 classified as OREO during 2014, was ultimately sold at a gain of $2,382.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	DEPOSITS

At December 31, 2015 and 2014, certificates of deposit of $250,000 or more totaled approximately $25,896,768 and $32,363,615, respectively

At December 31, 2015, the schedule maturities of certificates of deposit are as follows:

2016	$50,923,085
2017	2,697,984
2018	239,817
2019	440,276
2020 and thereafter	466,650
$54,767,812

At December 31, 2015, deposits with a deficit balance of $121,331 were re-classified as other loans, compared to $58,364 at December 31, 2014.

9.	Short-Term Borrowings

Securities sold under agreements to repurchase with customers mature on demand. At December 31, 2015, there were no securities sold under the agreement to repurchase The maximum amount of securities sold under agreements to repurchase outstanding at any month end was $5,480,927 and $9,680,244 for the year ended December 31, 2015 and 2014, respectively. The average amount of outstanding securities sold under agreements to repurchase was $1,873,507 and $2,426,044 during the years ended December 31, 2015 and 2014, respectively. The securities underlying the repurchase agreement were held in safekeeping by an authorized broker. At the maturity date of this agreement, the securities were returned to our account.

At December 31, 2015 and 2014, we had no outstanding federal funds purchased. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement, we may borrow up to $71 million. We established this arrangement as an additional source of liquidity. There have been no borrowings under this arrangement.

At December 31, 2015 and 2014, the Bank had unused short-term lines of credit totaling approximately $18,000,000 and $13,000,000, respectively (which are withdrawable at the lender’s option).

10.	Income Taxes

Total income taxes for the years ended December 31, 2015, 2014 and 2013 are as follows:

	YEARS ENDED DECEMBER 31,
	2015	2014	2013

Income tax expense	$2,287,248	$1,997,866	$1,829,807
Unrealized gains (losses) on securities available for sale presented in accumulated other comprehensive income (loss)	(147,104)	168,627	(730,715)
Total	$2,140,144	$2,166,493	$1,099,092

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense was as follows:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Current income taxes
Federal	2,102,154	1,703,444	1,584,131
State	224,083	200,361	185,847
Total current tax expense	2,326,238	1,903,805	1,769,978
Deferred income tax benefit	(38,989)	94,061	59,829
Income tax expense	2,287,248	1,997,866	1,829,807

The differences between actual income tax expense and the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods indicated are reconciled as follows:

	YEARS ENDED DECEMBER 31,
	2015	2014	2013

Computed “expected” tax expense	$2,438,322	$2,174,873	$2,008,289
Increase (reduction) in income taxes resulting from:
Tax exempt interest income	(341,970)	(357,834)	(343,189)
State income tax, net of federal benefit	147,895	132,238	122,659
Other, net	43,001	48,589	42,048
	$2,287,248	$1,997,866	$1,829,807

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below:

	DECEMBER 31,
	2015	2014
Deferred tax assets:
State net operating loss carryforward	$45,987	$34,924
Allowance for loan losses	1,064,916	997,054
Other	23,749	20,997
Total gross deferred tax assets	1,134,652	1,052,975
Less valuation allowance	(45,987)	(34,924)
Deferred tax liabilities:
Prepaid expenses	(1,363)	(7,018)
Unrealized gain on securities available for sale	(582,926)	(730,029)
Deferred loan fees	(40,184)	(30,410)
Fixed assets, principally due to differences in depreciation	(24,611)	(14,810)
Other bond accretion	(65,735)	(48,030)
Total gross deferred tax liabilities	(714,819)	(830,297)
Net deferred tax asset	$373,846	$187,754

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was a $45,987 valuation allowance for deferred tax assets at December 31, 2015 and $34,924 at December 31, 2014 associated with the Company’s state net operating loss. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2015. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable regulations.

Tax returns for 2012 and subsequent years are subject to examination by taxing authorities.

11.	Commitments and Contingencies

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If deemed necessary, the amount of collateral obtained upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $87,622,437 and $62,597,548 at December 31, 2015 and 2014, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure by our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At December 31, 2015 and 2014, we have recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2015 and 2014 was $745,187 and $557,943, respectively.

12.	Related Party Transactions

In the opinion of management, loans to our officers and directors are made on substantially the same terms, including interest rates and collateral, as those terms prevailing at the time for comparable loans with persons not related to the lender that do not involve more than the normal risk of collectability. There were no outstanding loans to our executive officers as of December 31, 2015 and 2014. Related party loans are summarized as follows:

	DECEMBER 31,
	2015	2014

Balance at beginning of year	$6,976,229	$9,196,360
New loans or advances	6,365,330	19,323,171
Repayments	(6,742,204)	(21,543,302)
Balance at end of year	$6,599,355	$6,976,229

At December 31, 2015 and 2014, total deposits held by related parties were $9,612,664 and $6,087,307, respectively.

13.	Other Expense

A summary of the components of other operating expense is as follows:

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Advertising and business development	$16,662	$12,695	$15,558
Supplies	111,604	123,087	100,359
Telephone and postage	188,052	193,039	177,551
Insurance	42,504	44,271	40,930
Professional fees	423,319	411,742	389,306
Data processing services	518,788	493,977	444,136
State and FDIC insurance and fees	228,627	216,129	202,043
Courier service	95,877	104,366	101,338
Other	548,233	571,752	648,734
	$2,173,666	$2,171,058	$2,119,955

14.	Stock Incentive Plan

We have a Stock Incentive Plan which was approved in 1998 with 180,000 (329,422 adjusted for three 10% stock dividends, a 10% stock distribution, and a 25% stock dividend) shares reserved and a Stock Incentive Plan which was approved in 2010 with 300,000 (330,000 adjusted for on 10% stock dividend) shares reserved. Under both Plans, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. All employees are eligible to participate in this plan if the Executive Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to our profits or growth.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of our common stock. The expected term of the options granted shall not exceed ten years from the date of grant (the amount of time options granted are expected to be outstanding). The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2015		2014	2013
Risk free interest rate	1.96%	2.33%	2.94%	2.49%	2.94%
Expected life (in years)	10	10	10	10	10
Expected stock price volatility	19.62%	19.62%	36.34%	36.34%	36.34%
Dividend yield	4.13%	4.13%	3.98%	3.98%	3.98%

There are currently options to purchase 19,017 shares outstanding and exercisable under the 1998 Omnibus Stock Incentive Plan with options to purchase 15,637 shares exercisable at December 31, 2015. This plan has expired, however, those shares granted before the expiration date may still be exercised.

The following table presents a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plans for the years ended December 31:

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	176,181	$10.48	175,081	$10.31	191,913	$10.18
Granted	23,650	14.44	11,000	13.49	7,700	12.25
Expired	(7,150)	11.64	(7,150)	11.15	(10,618)	10.83
Exercised	(9,378)	13.11	(2,750)	9.74	(13,914)	9.24
Outstanding, December 31	183,302	$10.81	176,181	$10.48	175,081	$10.31
Exercisable at year end	17,457	$12.95	19,012	$13.39	11,797	$14.90

All information has been retroactively adjusted for the 2015 10% stock dividend.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information pertaining to options outstanding at December 31, 2015:

December 31, 2015
Exercise Price:	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value of Outstanding Options	Number of Options Exercisable	Weighted Average Exercise Price	Intrinsic Value of Exercisable Options
$13.74	8,347	0.4	$13.74	$19,365	8,347	$13.74	$19,365
$13.22	6,050	1.0	$13.22	$17,182	4,840	$13.22	$4,332
$12.48	2,420	1.5	$12.48	$8,664	1,210	$12.48	$13,746
$11.73	2,200	2.2	$11.73	$9,526	1,240	$11.73	$5,369
$9.79	13,310	4.7	$9.79	$83,454	1,820	$9.79	$11,411
$10.61	5,500	5.2	$10.61	$29,975	—	$—	$—
$9.47	100,100	5.5	$9.47	$659,659	—	$—	$—
$10.10	9,075	6.6	$10.10	$54,087	—	$—	$—
$10.91	2,750	6.9	$10.91	$14,162	—	$—	$—
$11.67	1,100	7.6	$11.67	$4,829	—	$—	$—
$13.64	2,200	7.9	$13.64	$5,324	—	$—	$—
$13.49	6,600	8.6	$13.49	$16,962	—	$—	$—
$14.35	20,350	9.5	$14.35	$34,798	—	$—	$—
$14.98	3,300	9.6	$14.98	$3,564	—	$—	$—
	183,302	5.71	$10.81	$961,551	17,457	$12.95	$54,223

All information has been retroactively adjusted for the 2015 10% stock dividend.

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013, were $14,272, $12,775, and $43,156, respectively.

We recognized compensation cost for the years ended December 31, 2015, 2014 and 2013 in the amount of $78,987, $74,908, and $74,722, respectively, related to the granted options.

As of December 31, 2015, there was a total of $392,031 in unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 5.71 years.

15.	EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

We established an Employee Stock Ownership Plan (“ESOP”) effective January 1, 1989. Any employee of the Bank is eligible to become a participant in the ESOP upon reaching 21 years of age and credited with one-year of service (1,000 hours of service). The employee may enter the Plan on the January 1st that occurs nearest the date on which the employee first satisfies the age and service requirements described above. No contributions by employees are permitted. The amount and time of contributions are at the sole discretion of the Board of Directors of the Bank. The contribution for all participants is based solely on each participant’s respective regular or base salary and wages paid by the Bank including commissions, bonuses and overtime, if any.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses amounted to $315,000 during the year ended December 31, 2015 and $280,000 during the years ended December 31, 2014 and 2013. The plan currently owns 338,817 shares of common stock of Bank of South Carolina Corporation.

A participant becomes vested in the ESOP based upon the employee’s credited years of service. The vesting schedule is as follows;

●	1 Year of Service	0% Vested
●	2 Years of Service	25% Vested
●	3 Years of Service	50% Vested
●	4 Years of Service	75% Vested
●	5 Years of Service	100% Vested

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

16.	DIVIDENDS

The Bank’s ability to pay dividends to the Company is restricted by the laws and regulations of the State of South Carolina. Generally, these restrictions allow the Bank to pay dividends from current earnings without the prior written consent of the South Carolina Commissioner of Banking, if it received a satisfactory rating at its most recent examination. Cash dividends when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. The Bank paid dividends of $2,475,000, $2,865,000 and $2,245,000 to the Company during the years ended December 31, 2015, 2014 and 2013, respectively.

On August 27, 2015, the Company’s Board of Directors declared a ten percent stock dividend to our shareholders. The record date was September 8, 2015 and the distribution date was September 28, 2015. Earnings per share and average shares outstanding have been adjusted to reflect the stock dividend in our consolidated financial statements.

17.	Income Per Common Share

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of the reconciliation of average shares outstanding for the years ended December 31:

	2015	2014	2013
Numerator:
Net income	$4,884,288	$4,398,820	$4,076,924

Denominator:

Weighted average shares outstanding	4,912,499	4,907,208	4,897,902
Effect of dilutive shares	154,586	125,003	8,332
Weighted average shares outstanding-diluted	5,067,085	5,032,211	4,906,234

Earnings per share -basic	$0.99	$0.90	$0.83
Earnings per share - diluted	$0.96	$0.87	$0.83

18.	Regulatory Capital Requirements

The Company and the Bank are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken could have a direct material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Current quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. We believe that the Company and the Bank meet all capital adequacy requirements to which they are subject and were categorized as “well capitalized” at December 31, 2015 and 2014.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Full compliance with all of the final rule requirements will be phased in over a multi-year schedule. The total risk-based capital ratio at December 31, 2015 for the Bank was 15.42%.

At December 31, 2015, the Company and the Bank were categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10%, 8.0%, 6.5% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8%, 6%, 4.5%, and 4.0%, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to January 1, 2015, the capital rules for US Banks were based on Basel I which was designed to highlight differences in risk profiles among financial institutions and to account for off-balance sheet risk. Basel I required a minimum risk-based capital ratio of 8% for bank holding companies and banks. The total risk-based capital ratio at December 31, 2014 for the Bank was 14.88%.

At December 31, 2014, the Company and Bank were categorized as “well capitalized” under Basel I. To be categorized as “well capitalized” the Company and the Bank had to maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank had to maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 8%, 4% and 4%, respectively.

The following tables present the actual and required capital amounts and ratios for the Company and Bank at December 31, 2015 and 2014:

December 31, 2015

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total capital to risk-weighted assets:

Company	$41,497	15.54%	$21,359	8.00%	$	N/A	N/A
Bank	$41,169	15.42%	$21,357	8.00%		$26,696	10.00%

Tier 1 capital to risk-weighted assets:

Company	$38,159	14.29%	$16,019	6.00%	$	N/A	N/A
Bank	$37,831	14.17%	$16,018	6.00%		$21,357	8.00%

Tier 1 capital to average assets:

Company	$38,159	9.63%	$15,850	4.00%	$	N/A	N/A
Bank	$37,831	9.55%	$15,843	4.00%		$19,803	5.00%

Common equity Tier 1 capital

Company	$38,159	14.29%	$12,014	4.50%	$	N/A	N/A
Bank	$37,831	14.17%	$12,013	4.50%		$17,353	6.50%

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2014

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total capital to risk-weighted assets:

Company	$38,752	14.98%	$20,694	8.00%	$	N/A	N/A
Bank	$38,459	14.88%	$20,676	8.00%		$25,845	10.00%

Tier 1 capital to risk-weighted assets:

Company	$35,517	13.73%	$10,347	4.00%	$	N/A	N/A
Bank	$35,227	13.63%	$10,338	4.00%		$15,507	6.00%

Tier 1 capital to average assets:

Company	$35,517	9.44%	$15,042	4.00%	$	N/A	N/A
Bank	$35,227	9.37%	$15,033	4.00%		$18,792	5.00%

19.	Disclosures Regarding Fair Value of Financial Instruments

Fair value measurements apply whenever GAAP requires or permits assets or liabilities to be measured at fair value either on a recurring or nonrecurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. The fair value standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of inputs by requiring that observable inputs be used when available. Observable inputs that market participants would use in pricing an asset or liability, which is developed, based on market data we have obtained from independent sources. Unobservable inputs reflect our estimate of assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

●	Level 1: valuation is based upon unadjusted quoted market prices for identical instruments traded in active markets.

●	Level 2: valuation is based upon quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by market data.

●	Level 3: valuation is derived from other valuation methodologies, including discounted cash flow models and similar techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in determining fair value.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value estimates are made at a specific point of time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale our entire holdings of a particular financial instrument. Because no active market exists for a significant portion of our financial instruments, fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value also would affect significantly the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

Investment Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis and are based upon quoted prices if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, or by dealers or brokers in active over-the counter markets. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Derivative Instruments

Derivative instruments include interest rate lock commitments and forward sale commitments. These instruments are valued based on the change in the value of the underlying loan between the commitment date and the end of the period. We classify these instruments as Level 3. The fair value of these commitments was not significant at December 31, 2015 or 2014.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014 are as follows:

	Balance at December 31, 2015
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$34,633,673	$—	$—	$34,633,673
Government Sponsored Enterprises	—	51,284,332	—	51,284,332
Municipal Securities	—	28,861,902	5,217,678	34,079,580
Total	$34,633,673	$80,146,234	$5,217,678	$119,997,585

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at December 31, 2014
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$29,248,281	$—	$—	$29,248,281
Government Sponsored Enterprises	—	50,142,649	—	50,142,649
Municipal Securities	—	33,226,093	1,377,089	34,603,182
Total	$29,248,281	$83,368,742	$1,377,089	$113,994,112

There were no liabilities recorded at fair value on a recurring basis as of December 31, 2015 or December 31, 2014.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014:

	Level 3 Municipal Securities December 31,
	2015	2014
Beginning Balance	$1,377,089	$1,525,337
Total gains or (losses) (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	(34,411)	16,752
Purchases, issuances and settlements	3,875,000	(165,000)
Transfers in and/or out of level 3	—	—
Ending Balance	$5,217,678	$1,377,089

There were no transfers between fair value levels in 2015 or 2014.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Other Real Estate Owned (OREO)

Loans, secured by real estate, are adjusted to the lower of the recorded investment in the loan or the fair value of the real estate upon transfer to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or our estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraisal, we record the asset as nonrecurring Level 2. When an appraised value is not available or we determine the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the asset as nonrecurring Level 3.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans

Impaired loans are carried at the lower of recorded investment or fair value. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, we review the most recent appraisal and if it is over 12 to 18 months old we may request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, we may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically as an example, in situations where the collateral on a nonperforming commercial real estate loan is out of our primary market area, we would typically order an independent appraisal immediately, at the earlier of the date the loan becomes nonperforming or immediately following the determination that the loan is impaired. However, as a second example, on a nonperforming commercial real estate loan where we are familiar with the property and surrounding areas and where the original appraisal value far exceeds the recorded investment in the loan, we may perform an internal analysis whereby the previous appraisal value would be reviewed considering recent current conditions, and known recent sales or listings of similar properties in the area, and any other relevant economic trends. This analysis may result in the call for a new appraisal. These valuations are reviewed and updated on a quarterly basis.

In accordance with Accounting Standards Codification (“ASC”) 820 “Fair Value Measurement”, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. At December 31, 2015 and December 31, 2014, substantially all of the impaired loans were evaluated based on the fair value of the collateral. These impaired loans are classified as Level 3. Impaired loans measured using discounted future cash flows are not deemed to be measured at fair value.

Loans Held for Sale

Loans held for sale include mortgage loans and are carried at the lower of cost or market value. The fair values of mortgage loans held for sale are based on current market rates from investors within the secondary market for loans with similar characteristics. Carrying value approximates fair value. These loans are classified as Level 2.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an on going basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents information about certain assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2015, and 2014:

	December 31, 2015
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$5,459,200	$5,459,200
Other real estate owned	—	—	620,394	620,394
Loans held for sale	—	5,820,239	—	5,820,239
Total	$—	$5,820,239	$6,079,594	$11,899,833

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$5,767,240	$5,767,240
Other real estate owned	—	—	521,943	521,943
Loans held for sale	—	7,325,081	—	7,325,081
Total	$—	$7,325,081	$6,289,183	$13,614,264

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2015 or 2014.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2015:

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs

Impaired Loans	Discounted Appraisals	Collateral Discounts	0 – 35%

Other Real Estate Owned	Appraisal Value/ Comparison Sales/Other Estimates	Appraisals and/or Sales of Comparable Properties	Appraisals Discounted 10% to 20% for Sales Commissions and Other Holding Costs

Accounting standards require disclosure of fair value information for all of our assets and liabilities that are considered financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. When available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, prepayments, and estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may or may not be realized in an immediate sale of the instrument.

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

c. Loans

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans at December 31, 2015 and December 31, 2014, approximate market.

The carrying value of mortgage loans held for sale approximates fair value. For lines of credit, the carrying value approximates fair value.

d. Deposits

The estimated fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of time deposits is estimated by discounting contractual cash flows, using interest rates currently being offered on the deposit products. The fair value estimates for deposits do not include the benefit that results from the low cost funding provided by the deposit liabilities as compared to the cost of alternative forms of funding (deposit base intangibles).

d. Short-term borrowings

The carrying amount approximates fair value due to the short-term nature of these instruments.

e. Accrued interest receivable and payable

Since these financial instruments will typically be received or paid within three months, the carrying amounts of such instruments are deemed to be a reasonable estimate of fair value.

f. Loan commitments

Estimates of the fair value of these off-balance sheet items are not made because of the short-term nature of these arrangements and the credit standing on the counterparties.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of December 31, 2015 and December 31, 2014. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,295,924	5,295,924	$5,295,924	$—	$—
Interest-bearing deposits in other banks	23,898,862	23,898,862	23,898,862	—	—
Investments available for sale	119,997,585	119,997,585	34,633,673	80,146,234	5,217,678
Mortgage loans to be sold	5,820,239	5,820,239	—	5,820,239	—
Loans	242,622,705	242,581,154	—	—	242,581,154
Accrued interest receivable	1,284,063	1,284,063	—	1,284,063	—
Financial Liabilities:
Demand deposits	303,950,800	303,950,800	—	303,950,800	—
Time deposits	54,767,812	54,780,915	—	54,780,915	—
Accrued interest payable	73,421	73,421	—	73,421	—

	Fair Value Measurements at December 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,698,435	$4,698,435	$4,698,435	$—	$—
Interest-bearing deposits in other banks	5,680,613	5,680,613	5,680,613	—	—
Investments available for sale	113,994,112	113,994,112	29,248,281	83,368,742	1,377,089
Mortgage loans to be sold	7,325,081	7,325,081	—	7,325,081
Loans	234,117,792	234,204,303	—	—	234,204,303
Financial Liabilities:
Demand deposits	260,597,692	260,597,692	—	260,597,692	—
Time deposits	61,821,335	61,837,616	—	61,837,616	—
Accrued interest payable	90,039	90,039	—	90,039	—
Other short-term borrowings	6,980,681	6,980,681	—	6,980,681	—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the components of accumulated other comprehensive income (loss) and changes in those components as of and for the years ended December 31:

Available for sale securities
Beginning Balance December 31, 2012	$2,200,091
Change in net unrealized gains (losses) on securities available for sale	(1,974,906)
Reclassification adjustment for net securities gains included in net income	—
Income tax expense (benefit)	730,715
Balance December 31, 2013	$955,900
Change in net unrealized gains (losses) on securities available for sale	768,326
Reclassification adjustment for net securities gains included in net income	(312,577)
Income tax expense (benefit)	(168,627)
Balance December 31, 2014	$1,243,022
Change in net unrealized gains (losses) on securities available for sale	26,255
Reclassification adjustment for net securities gains included in net income	(423,832)
Income tax expense	147,104
Balance December 31, 2015	$992,549

The following table shows the line items in the consolidated Statements of Operations affected by amounts reclassified from accumulated other comprehensive income (loss):

	Year Ended December 31,
	2015	2014	2013
Gain on sale of investments, net	$423,832	$312,577	$—
Tax effect	—	—	—
Total reclassification, net of tax	$423,832	$312,577	$—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Bank of South Carolina Corporation - Parent Company

The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2015 and 2014, and the related condensed statements of operations and cash flows for the years ended December 31, 2015, 2014 and 2013, are as follows:

CONDENSED STATEMENTS OF Financial Condition

	2015	2014
Assets
Cash	$946,996	$648,194
Investment in wholly-owned bank subsidiary	38,823,720	36,469,571
Other assets	20,154	222,197
Total assets	$39,790,870	$37,339,962

Liabilities and shareholders’ equity
Other Liabilities	639,158	579,980
Shareholders’ equity	39,151,712	36,759,982
Total liabilities and shareholders’ equity	$39,790,870	$37,339,962

CONDENSED STATEMENTS OF Operations

	2015	2014	2013

Interest income	$302	$306	$220
Net operating expenses	(195,636)	(187,284)	(169,887)
Dividends received from bank	2,475,000	2,865,000	2,245,000
Equity in undistributed earnings of subsidiary	2,604,622	1,720,798	2,001,591
Net income	$4,884,288	$4,398,820	$4,076,924

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF Cash FlowS

	2015	2014	2013

Cash flows from operating activities:
Net income	$4,884,288	$4,398,820	$4,076,924
Stock-based compensation expense	78,987	74,908	74,722
Equity in undistributed earnings of subsidiary	(2,604,622)	(1,720,798)	(2,001,591)
Decrease (increase) in other assets	202,043	(40,418)	(41,895)
Net cash provided by operating activities	2,560,696	2,712,512	2,108,160

Cash flows from financing activities:
Dividends paid	(2,380,062)	(2,765,735)	(1,647,576)
Cash in lieu of fractional shares	(4,778)	—	—
Stock options exercised	122,946	26,050	128,477
Net cash used by financing activities	(2,261,894)	(2,739,685)	(1,519,098)

Net increase (decrease) in cash	298,802	(27,173)	589,062
Cash at beginning of year	648,194	675,367	86,305
Cash at end of year	$946,996	$648,194	$675,367
Supplemental disclosure for non-cash investing and financing activity:
Change in dividend payable	$59,178	$325	$579,655

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Quarterly Results of Operations (unaudited)

The tables below represent the quarterly results of operations for the years ended December 31, 2015 and 2014, respectively:

	2015
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,635,011	$3,569,672	$3,550,663	$3,474,602
Total interest expense	108,115	101,230	99,579	93,471
Net interest income	3,526,896	3,468,442	3,451,084	3,381,131
Provision for loan losses	110,000	7,500	70,000	5,000
Net interest income after provisions for loan losses	3,411,896	3,460,942	3,381,084	3,376,131
Other income	788,770	662,038	868,492	730,658
Other expense	2,402,221	2,372,742	2,399,458	2,339,054
Income before income tax expense	1,803,443	1,750,238	1,850,118	1,767,737
Income tax expense	576,474	551,319	596,680	562,775
Net income	$1,226,971	$1,198,919	$1,253,438	$1,204,960
Basic income per common share	$0.25	$0.24	$0.25	$0.25
Diluted income per common share	$0.24	$0.24	$0.26	$0.22

	2014
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,475,648	$3,419,865	3,315,756	$3,206,985
Total interest expense	100,047	104,253	103,024	101,623
Net interest income	3,375,601	3,315,612	3,212,732	3,105,362
Provision for loan losses	20,000	12,500	20,000	30,000
Net interest income after provisions for loan losses	3,355,601	3,303,112	3,192,732	3,075,362
Other income	741,128	617,385	683,235	539,335
Other expense	2,375,787	2,241,978	2,252,940	2,240,499
Income before income tax expense	1,720,942	1,678,519	1,623,027	1,374,198
Income tax expense	529,560	536,806	513,100	418,400
Net income	$1,191,382	$1,141,713	$1,109,927	$955,798
Basic income per common share	$0.24	$0.23	$0.23	$0.20
Diluted income per common share	$0.24	$0.23	$0.22	$0.18

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of December 31, 2015 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Based on this assessment, management believes that as of December 31, 2015, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2015 that was not reported.

PART III

Item 10.	Directors, Executive Officers, Promoters and Corporate Governance

The information required by this item contained under the sections captioned “Proposal 1-To Elect Eighteen Directors of Bank of South Carolina Corporation to Serve Until the Company’s 2017 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” included on pages 4-18 in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 12, 2016, a copy of which has been filed with the SEC, the “Proxy Statement”, is incorporated in this document by reference.

Executive Officers The information concerning the Company’s executive officers is contained under the section captioned -”Proposal 1-To Elect Eighteen Directors of Bank of South Carolina Corporation to Serve until the Company’s 2017 Annual Meeting of Shareholders,” included on pages 4-12 of the Company’s Proxy Statement, and is incorporated in this document by reference.

Audit and Compliance Committee Financial Expert The Audit and Compliance Committee of the Company is composed of Directors Linda J. Bradley McKee, PhD., CPA., (Chairman), David W. Bunch, William L. Hiott, Jr., Katherine M. Huger, and Steve D. Swanson. The Board has selected the Audit and Compliance Committee members based on its determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company’s financial statements. Each member of the Audit and Compliance Committee is “independent” as defined in the NASDAQ Stock Market listing standards for audit committee members.

The Board of Directors has determined that Linda J. Bradley McKee, PhD., CPA, qualifies as a financial expert within the meaning of SEC rules and regulations and has designated Dr. Bradley McKee as the Audit and Compliance Committee financial expert. Director McKee is independent as that term is used in Schedule 14A promulgated under the Exchange Act.

Code of Ethics The Company has adopted a “Code of Ethics”, applicable to the President/Chief Executive Officer, the Chief Financial Officer/Executive Vice President and the Executive Vice President and a “Code of Conduct” for Directors, officers and employees. A copy of these policies may be obtained at the Company’s internet website: http:// www.banksc.com.

Compliance with Insider Reporting The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is included on page 18 of the Company’s Proxy Statement and is incorporated in this document by reference.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Section captioned “Directors Compensation” and “Executive Compensation-Compensation Discussion and Analysis” included on pages 17-24 of the Proxy Statement.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Stock Incentive Plan of the Company as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[1]
1998 Omnibus Stock Incentive Plan approved by Shareholders [2]	19,017	$13.18	—
2010 Omnibus Stock Incentive Plan approved by Shareholders[3]	164,285	$10.54	127,600

Total	183,302	$10.81	127,600

[1]	In accordance with the 1998 Omnibus Stock Incentive Plan, no options may be granted under this Plan after April 14, 2008, due to its expiration. Options granted before this date shall remain valid in accordance with their terms.

[2]	The number of securities to be issued upon exercise of the outstanding options represents the total outstanding options under the 1998 Omnibus Stock Incentive Plan. As per the agreement, the referenced options shall remain valid in accordance with their terms. During the year ended December 31, 2015, options to purchase 8,387 shares were exercised from the 1998 Omnibus Stock Incentive Plan.

[3]	The 2010 Omnibus Stock Incentive Plan was approved by the Shareholders at the 2010 Annual Meeting. There were 330,000 shares reserved under this Plan. On September 24, 2010, options to purchase 36,300 shares were granted to 21 employees (other than Executive Officers) with options to purchase 825 shares forfeited with the resignation of one employee in 2010. On March 24, 2011, options to purchase 5,500 shares were granted to 1 employee and on June 23, 2011, options to purchase 105,600 shares were granted to 22 employees including Sheryl G. Sharry and Fleetwood S. Hassell, both Executive Officers who each received options to purchase 11,000 shares. Douglas H. Sass, Executive Vice President, also received options on June 23, 2011 to purchase 5,500 shares. During the year ended December 31, 2011, options to purchase 6,325 shares were forfeited with the resignation of two employees. On June 28, 2012 the Executive Committee granted options to purchase 9,900 shares to 5 employees including Douglas H. Sass, Executive Vice President, who received options to purchase 5,500 shares. In addition, the Board of Directors granted options to purchase 2,750 shares to 1 employee on September 24, 2012. There were options to purchase 4,400 shares forfeited during the year ended December 31, 2012. On June 27, 2013 options to purchase 5,500 shares were granted to 5 employees. Options to purchase 2,200 shares were granted to 3 employees on December 19, 2013. Options to purchase 10,618 shares were forfeited during the year ended December 31, 2013. On July 24, 2014, options to purchase an aggregate of 11,000 shares were granted to twelve employees. Options to purchase 7,150 shares were forfeited with the resignation of 4 employees during the year ended December 31, 2014. On April 23, 2015, options to purchase an aggregate of 20,350 shares were granted to nine employees and on June 29, 2015, options to purchase 3,300 shares were granted to one employee. Options to purchase 7,150 shares were forfeited in 2015.

All shares have been restated for a 10% stock dividend declared on August 27, 2015, payable September 28, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership and Certain Beneficial Owners

Information required by this item is incorporated in this document by reference to the Section captioned “Security Ownership of Certain Beneficial Owners and Management”, included on page 10 of the Proxy Statement.

Security Ownership of Management

Information required by this item is incorporated in this document by reference to the Sections captioned “Security Ownership of Certain Beneficial Owners and Management”, included on pages 10-12 of the Proxy Statement.

Changes in Control

Management is not aware of any arrangements, including any pledge by any shareholder of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this document by reference to the Sections captioned “Proposal 1-To Elect Eighteen Directors of Bank of South Carolina Corporation to Serve Until the Company’s 2017 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters”, included on pages 4-18 of the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated in this document by reference to “Proposal 4 “ to ratify the appointment of Elliott Davis Decosimo, LLC as independent public accountant for the year ending December 31, 2016 and “Auditing and Related Fees”, included on page 24-25 of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-K and listed on pages as indicated.

2.	Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)
4.0	2016 Proxy Statement (Filed with 2015 10-K)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with March 31, 2013 10-Q)
10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)
10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC
(Incorporated herein)
10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC
(Incorporated herein)
10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC
(Incorporated herein)
13.0	2015 10-K (Incorporated herein)
14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2016	BANK OF SOUTH CAROLINA CORPORATION

	BY:	/s/Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer/Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 4, 2016	/s/David W. Bunch
David W. Bunch, Director

March 4, 2016	/s/Graham M. Eubank, Jr.
Graham M. Eubank, Jr., Director

March 4, 2016	/s/Elizabeth M. Hagood
Elizabeth M. Hagood, Director

March 4, 2016	/s/Fleetwood S. Hassell
Fleetwood S. Hassell, President/Chief
Executive Office, Director

March 4, 2016	/s/Glen B. Haynes, DVM
Glen B. Haynes, DVM, Director

March 4, 2016	/s/William L. Hiott, Jr.
William L. Hiott, Jr., Director

March 4, 2016	/s/Katherine M. Huger
Katherine M. Huger, Director

March 4, 2016	/s/Richard W. Hutson, Jr.
Richard W. Hutson, Jr., Director

March 4, 2016	/s/Charles G. Lane
Charles G. Lane, Director

March 4, 2016	/s/Hugh C. Lane, Jr.
Hugh C. Lane, Jr., Chairman of
the Board, Director

March 4, 2016
Linda J. Bradley McKee, PHD,CPA, Director

March 4, 2016	/s/Alan I. Nussbaum
Alan I. Nussbaum, MD, Director

March 4, 2016	/s/Edmund Rhett, Jr.
Edmund Rhett, Jr., MD, Director

March 4, 2016	/s/Malcolm M. Rhodes
Malcolm M. Rhodes, MD, Director

March 4, 2016	/s/Douglas H. Sass
Douglas H. Sass
Executive Vice President, Director

March 4, 2016	/s/David R. Schools
David R. Schools, Director

March 4, 2016	/s/Sheryl G. Sharry
Sheryl G. Sharry
Chief Financial Officer/Executive Vice
President, Director

March 4, 2016	/s/Steve D. Swanson
Steve D. Swanson, Director