Form 10-Q
period 2016-03-31
BANK OF SOUTH CAROLINA CORP
filed 2016-05-06
CIK 1007273

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	March 31, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-27702

Bank of South Carolina Corporation

(Exact name of registrant issuer as specified in its charter)

South Carolina	57-1021355
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes  ☐    No  ☒

As of May 6, 2016 there were 4,928,507 Common Shares outstanding.

Bank of South Carolina Corporation and Subsidiary

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2016	(Audited) December 31, 2015
ASSETS
Cash and due from banks	$7,622,989	$5,295,924
Interest-bearing deposits in other bank	30,503,030	23,898,862
Investment securities available for sale	107,353,804	119,997,585
Mortgage loans to be sold	3,929,539	5,820,239
Loans	253,325,633	242,622,705
Less: Allowance for loan losses	(3,436,762)	(3,417,827)
Net loans	249,888,871	239,204,878
Premises, equipment and leasehold improvements, net	2,265,079	2,289,228
Other real estate owned	521,943	620,394
Accrued interest receivable	1,040,677	1,284,063
Other assets	568,060	761,339

Total assets	$403,693,992	$399,172,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest-bearing demand	$119,022,680	$122,073,396
Interest-bearing demand	96,992,732	84,977,640
Money market accounts	63,935,267	70,233,422
Time deposits over $250,000	24,095,180	25,896,768
Other time deposits	28,657,047	28,871,044
Other savings deposits	28,966,396	26,666,342
Total deposits	361,669,302	358,718,612

Accrued interest payable and other liabilities	1,694,180	1,302,188
Total Liabilities	363,363,482	360,020,800

Shareholders’ Equity
Common Stock-No par value: 12,000,000 shares authorized; shares issued 5,158,903 at March 31, 2016 and 5,157,996 at December 31, 2015; shares outstanding 4,917,507 at March 31, 2016 and 4,916,600 at December 31, 2015	—	—
Additional paid in capital	36,372,788	36,341,744
Retained earnings	4,621,294	4,064,834
Treasury stock; 241,396 shares at March 31, 2016 and December 31, 2015	(2,247,415)	(2,247,415)
Accumulated other comprehensive income, net of income taxes	1,583,843	992,549
Total shareholders’ equity	40,330,510	39,151,712

Total liabilities and shareholders’ equity	$403,693,992	$399,172,512

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Interest and fee income
Loans, including fees	$3,034,043	$2,864,766
Taxable securities	323,133	339,781
Tax-exempt securities	239,314	263,181
Other	35,575	6,874
Total interest and fee income	3,632,065	3,474,602

Interest expense
Deposits	94,139	92,734
Short-term borrowings	—	737
Total interest expense	94,139	93,471

Net interest income	3,537,926	3,381,131
Provision for loan losses	45,000	5,000
Net interest income after provisions for loan	3,492,926	3,376,131
losses

Other income
Service charges, fees and commissions	260,531	237,285
Mortgage banking income	351,873	377,146
Other non-interest income	5,689	4,914
Loss on sale of other real estate	(13,450)	—
Gain on sale of securities	187,936	111,313
Total other income	792,579	730,658

Other expense
Salaries and employee benefits	1,515,027	1,416,173
Net occupancy expense	376,399	363,599
Other operating expenses	631,272	559,282
Total other expense	2,522,698	2,339,054

Income before income tax expense	1,762,807	1,767,735
Income tax expense	567,071	562,775
Net income	$1,195,736	$1,204,960

Weighted average shares outstanding
Basic	4,917,334	4,907,223
Diluted	5,067,563	5,054,687

Earnings per common share
Basic income per common share	$0.24	$0.25
Diluted income per common share	$0.24	$0.24

All share and per share data have been restated to reflect a 10% stock dividend declared August 27, 2015.

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2016	2015
Net income	$1,195,736	$1,204,960
Other comprehensive income:
Unrealized gain on securities arising during the period (net of tax)	709,731	682,022
Reclassification adjustment for securities gains realized in net income	(187,936)	(111,313)
Other comprehensive income, before tax	521,795	570,709
Income tax effect related to items of other comprehensive income	69,499	41,186
Other comprehensive income, after tax	591,294	611,895
Total comprehensive income	$1,787,030	$1,816,855

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
December 31, 2014	$28,779,108	$8,640,291	$(1,902,439)	$1,243,022	$36,759,982
Net income	—	1,204,960	—	—	1,204,960
Other comprehensive income	—	—	—	611,895	611,895
Stock-based compensation expense	19,192	—	—	—	19,192
Cash dividends ($0.13 per common share)	—	(579,981)	—	—	(579,981)
March 31, 2015	$28,798,300	$9,265,270	$(1,902,439)	$1,854,917	$38,016,048

December 31, 2015	$36,341,744	$4,064,834	$(2,247,415)	$992,549	$39,151,712
Net income	—	1,195,736	—	—	1,195,736
Other comprehensive income	—	—	—	591,294	591,294
Exercise of stock options	12,462	—	—	—	12,462
Stock-based compensation expense	18,582	—	—	—	18,582
Cash dividends ($0.13 per common share)	—	(639,276)	—	—	(639,276)
March 31, 2016	$36,372,788	$4,621,294	$(2,247,415)	$1,583,843	$40,330,510

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,195,736	$1,204,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,807	48,128
Gain on sale of securities	(187,936)	(111,313)
Loss on sale of other real estate	13,450	—
Provision for loan losses	45,000	5,000
Stock-based compensation expense	18,582	19,192
Net amortization of unearned discounts on investments	44,680	25,813
Origination of mortgage loans held for sale	(15,696,295)	(18,927,142)
Proceeds from sale of mortgage loans held for sale	17,586,995	22,046,921
Decrease in accrued interest receivable and other assets	277,334	138,244
Increase in accrued interest payable and other liabilities	391,874	570,085
Net cash provided by operating activities	3,738,227	5,019,888

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	2,000,000	1,400,000
Proceeds from sale of investment securities available for sale	15,629,464	10,845,887
Purchase of investment securities available for sale	(4,091,802)	(5,111,800)
Proceeds from sale of other real estate owned	85,001	—
Net increase in loans	(10,728,993)	(3,575,680)
Purchase of premises, equipment, and leasehold improvements	(24,658)	(85,607)
Net cash provided by investing activities	2,869,012	3,472,800

Cash flows from financing activities:
Net increase in deposit accounts	2,950,690	10,535,019
Net decrease in short-term borrowings	—	(2,999,664)
Dividends paid	(639,158)	(579,981)
Stock options exercised	12,462	—
Net cash provided by financing activities	2,323,994	6,955,374
Net increase in cash and cash equivalents	8,931,233	15,448,062
Cash and cash equivalents at beginning of period	29,194,786	10,379,048
Cash and cash equivalents at end of period	$38,126,019	$25,827,110

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$100,926	$98,961
Income taxes	$—	$—

Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain on available for sale securities, net of tax	$591,294	$611,895
Change in dividends payable	$118	$—

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Business and Basis of Presentation

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

Principles of Consolidation

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K, filed with the SEC on March 4, 2016. In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

Accounting Estimates and Assumptions

The preparation of the consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ significantly from these estimates and assumptions. Material estimates generally susceptible to significant change are related to the determination of the allowance for loan losses, impaired loans, other real estate owned, asset prepayment rates and other-than-temporary impairment of investment securities.

Reclassification

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on shareholders’ equity or the net income as previously reported.

Income per share

Basic income per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. The only potential common share equivalents are those related to stock options. Stock options which are anti-dilutive are excluded from the calculation of diluted net income per share. The dilutive effect of options outstanding under our stock compensation plan is reflected in diluted earnings per share by the application of the treasury stock method. Retroactive recognition has been given for the effects of all stock dividends.

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

Recent Accounting Pronouncements

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

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect these amendments to have a material effect on our financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. We do not expect these amendments to have a material effect on our financial statements.

In January 2016, the FASB amended the Financial Instruments topic of Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. We do not expect this amendment to have a material effect on our financial statements.

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the effect that implementation of the new standard will have on our financial position, results of operations, and cash flows.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. We do not expect these amendments to have a material effect on our financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We do not expect these amendments to have a material effect on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	March 31, 2016
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
U.S. Treasury Notes	$23,989,841	$252,503	$—	$24,242,344
Government-Sponsored Enterprises	46,018,755	897,653	—	46,916,408
Municipal Securities	34,831,179	1,367,484	3,611	36,195,052
Total	$104,839,775	$2,517,640	$3,611	$107,353,804

	December 31, 2015
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
U.S. Treasury Notes	$34,517,996	$161,037	$45,360	$34,633,673
Government-Sponsored Enterprises	51,136,426	281,650	133,744	51,284,332
Municipal Securities	32,767,694	1,340,610	28,724	34,079,580
Total	$118,422,116	$1,783,297	$207,828	$119,997,585

The following table presents the amortized cost and estimated fair value of investment securities available for sale by contractual maturity for the periods indicated:

	March 31, 2016		December 31, 2015
	AMORTIZED COST	ESTIMATED FAIR VALUE	AMORTIZED COST	ESTIMATED FAIR VALUE
Due in one year or less	$1,857,755	$1,870,311	$3,311,346	$3,326,249
Due in one year to five years	65,340,811	66,667,079	69,870,930	70,584,179
Due in five years to ten years	34,889,466	36,018,411	41,930,801	42,670,986
Due in ten years and over	2,751,743	2,798,003	3,309,039	3,416,171
Total	$104,839,775	$107,353,804	$118,422,116	$119,997,585

Securities pledged to secure deposits and repurchase agreements at March 31, 2016 and December 31, 2015, had a carrying amount of $46.5 million and $48.0 million, respectively.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less Than 12 months			12 months or longer			Total
Available for sale	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
As of March 31, 2016
U.S. Treasury Notes	—	$—	$—	—	$—	$—	—	$—	$—
Government Sponsored Enterprises	—	—	—	—	—	—	—	—	—
Municipal Securities	2	785,389	3,611	—	—	—	2	785,389	3,611
Total	2	$785,389	$3,611	—	$—	$—	2	$785,389	$3,611

As of December 31, 2015
U.S. Treasury Notes	2	$10,064,063	$45,360	—	$—	$—	2	$10,064,063	$45,360
Government Sponsored Enterprises	2	7,475,445	38,538	1	5,002,335	95,206	3	12,477,780	133,744
Municipal Securities	6	4,361,149	28,724	—	—	—	6	4,361,149	28,724
Total	10	$21,900,657	$112,622	1	$5,002,335	$95,206	11	$26,902,992	$207,828

We received proceeds from sales of securities available for sale and gross realized gains and losses as follows:

	For the Three Months Ended
	March 31,
	2016	2015
Gross proceeds	$15,629,464	$10,845,887
Gross realized gains	187,936	111,313
Gross realized losses	—	—

The tax provision related to these gains was $69,499 and $41,186 for the three months ended March 31, 2016 and 2015, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Loans and Allowance for Loan Losses

Major classifications of loans (net of deferred loan fees of $123,970 at March 31, 2016, and $118,188 at December 31, 2015) are as follows:

	March 31, 2016	December 31, 2015
Commercial Loans	$52,101,572	$50,938,265
Commercial real estate:
Commercial real estate construction	1,160,893	1,005,118
Commercial real estate other	121,300,195	115,736,034
Consumer
Consumer real estate	73,239,469	69,777,307
Consumer other	5,523,504	5,165,981
	253,325,633	242,622,705
Allowance for Loan losses	(3,436,762)	(3,417,827)
Loans, net	$249,888,871	$239,204,878

We had $104.1 million and $102.1 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at March 31, 2016 and at December 31, 2015, respectively.

Our portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Our internal credit risk grading system is based on experience with similarly graded loans, industry best practices, and regulatory guidance.

Our internally assigned grades pursuant to the Board-approved lending policy are as follows:

●	Excellent (1) The borrowing entity has more than adequate cash flow, unquestionable strength, strong earnings and capital where applicable, and no overdrafts.

●	Good (2) The Borrowing entity has dependable cash flow, better than average financial condition, good capital and usually no overdrafts.

●	Satisfactory (3) The borrowing entity has adequate cash flow, satisfactory financial condition, explainable overdrafts (if any).

●	Watch (4) The borrowing entity has generally adequate, yet inconsistent cash flow, cyclical earnings, weak capital, loan to/from stockholders, and infrequent overdrafts. The borrower has consistent yet sometimes unpredictable sales and growth.

●	OAEM (5) The borrowing entity has marginal cash flow, occasional past dues, and frequent and unexpected working capital needs.

●	Substandard (6) The borrowing entity has a cash flow barely sufficient to service debt, deteriorated financial condition, bankruptcy possible. The borrowing entity has declining sales, rising costs, and may need to look for secondary source of repayment.

●	Doubtful (7) The borrowing entity has negative cash flow. Survival of the business is at risk, full repayment is unlikely, and there are frequent and unexplained overdrafts. The borrowing entity shows declining trends and no operating profits.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Loss (8) The borrowing entity has negative cash flow with no alternatives. Survival of the business is unlikely.

The following table illustrates credit risks by category and internally assigned grades at March 31, 2016 and December 31, 2015. “Pass” includes loans internally graded as excellent, good and satisfactory.

	March 31, 2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Pass	$48,126,073	$730,876	$115,601,053	$69,362,054	$5,262,539	$239,082,595
Watch	1,010,043	430,017	926,678	2,471,241	133,234	4,971,213
OAEM	1,191,770	—	1,154,784	733,461	24,574	3,104,589
Substandard	1,773,686	—	3,617,680	672,713	103,157	6,167,236
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$52,101,572	$1,160,893	$121,300,195	$73,239,469	$5,523,504	$253,325,633

	December 31, 2015
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Pass	$46,865,088	$572,101	$110,040,948	$65,941,806	$4,857,576	$228,277,519
Watch	1,096,200	433,017	940,073	2,490,339	175,489	5,135,118
OAEM	1,337,002	—	1,203,518	99,743	26,961	2,667,224
Substandard	1,639,975	—	3,551,495	1,245,419	105,955	6,542,844
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$50,938,265	$1,005,118	$115,736,034	$69,777,307	$5,165,981	$242,622,705

The following tables include an aging analysis of the recorded investment of past-due financing receivable by class:

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accuring Interest
Commercial Loans	$39,664	$1,054,310	—	$1,093,974	$51,007,598	$52,101,572	$—
Commercial real estate:
Commercial real estate construction	—	—	—	—	1,160,893	1,160,893	—
Commercial real estate other	—	986,887	1,817,056	2,803,943	118,496,252	121,300,195	—
Consumer
Consumer real estate	—	—	150,255	150,255	73,089,214	73,239,469	—
Consumer other	—	12,176	2,448	14,624	5,508,880	5,523,504	—
Total	$39,664	$2,053,373	$1,969,759	$4,062,796	$249,262,837	$253,325,633	$—

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accuring Interest
Commercial Loans	$1,162,676	$250,370	$4,317	$1,417,363	$49,520,902	$50,938,265	$—
Commercial real estate:
Commercial real estate construction	—	—	—	—	1,005,118	1,005,118	—
Commercial real estate other	91,607	1,215,473	1,152,774	2,459,854	113,276,180	115,736,034	—
Consumer
Consumer real estate	68,240	249,754	82,015	400,009	69,377,298	69,777,307	—
Consumer other	69,333	58,116	6,056	133,505	5,032,476	5,165,981	1,606
Total	$1,391,856	$1,773,713	$1,245,162	$4,410,731	$238,211,974	$242,622,705	$1,606

There were no loans at March 31, 2016 and one loan at December 31, 2015, over 90 days past due and still accruing interest. The following table summarizes the balances of non-accrual loans:

	Loans Receivable on Non-Accrual For the Period Ending
	March 31, 2016	December 31, 2015
Commercial Loans	$3,862	$4,317
Commercial real estate:
Commercial real estate construction	—	—
Commercial real estate other	2,453,166	1,970,306
Consumer
Consumer real estate	150,255	82,015
Consumer other	4,857	4,450
Total	$2,612,140	$2,061,088

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance by loan category for the three months ended March 31, 2016 and March 31, 2015. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

	March 31, 2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Beginning Balance	$896,854	$59,861	$1,345,094	$941,470	$174,548	$3,417,827
Charge-offs	(33,045)	—	—	—	(1,050)	(34,095)
Recoveries	1,284	—	6,000	—	746	8,030
Provision	635,557	(15,593)	(242,391)	(328,228)	(4,345)	45,000
Ending Balance	$1,500,650	$44,268	$1,108,703	$613,242	$169,899	$3,436,762

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2015
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Beginning Balance	$1,211,130	$42,904	$1,112,387	$863,351	$105,076	$3,334,848
Charge-offs	—	—	(21,000)	—	—	(21,000)
Recoveries	—	—	15,000	—	240	15,240
Provision	(110,328)	1,792	85,335	(12,093)	40,294	5,000
Ending Balance	$1,100,802	$44,696	$1,191,722	$851,258	$145,610	$3,334,088

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans.

	March 31, 2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Esate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$1,103,564	$—	$338,142	$150,545	$103,157	$1,695,408
Collectively evaluated for impairment	397,086	44,268	770,561	462,697	66,742	1,741,354
Total Allowance for Losses	$1,500,650	$44,268	$1,108,703	$613,242	$169,899	$3,436,762

Loan Receivable
Individually evaluated for impairment	$1,773,687	$—	$4,020,095	$604,472	$171,397	$6,569,651
Collectively evaluated for impairment	50,327,885	1,160,893	117,280,100	72,634,997	5,352,107	246,755,982
Total Loans Receivable	$52,101,572	$1,160,893	$121,300,195	$73,239,469	$5,523,504	$253,325,633

	December 31, 2015
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Esate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$387,979	$—	$253,105	$342,320	$100,103	$1,083,507
Collectively evaluated for impairment	508,875	59,861	1,091,989	599,150	74,445	2,334,320
Total Allowance for Losses	$896,854	$59,861	$1,345,094	$941,470	$174,548	$3,417,827

Loan Receivable
Individually evaluated for impairment	$1,639,974	$—	$3,551,495	$1,245,419	$105,819	$6,542,707
Collectively evaluated for impairment	49,298,291	1,005,118	112,184,539	68,531,888	5,060,162	236,079,998
Total Loans Receivable	$50,938,265	$1,005,118	$115,736,034	$69,777,307	$5,165,981	$242,622,705

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2016 and December 31, 2015, loans individually evaluated and considered impaired are presented in the following table:

	Impaired and Restructured Loans As of
	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$670,123	$670,123	$—	$692,831	$692,831	$—
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	2,686,274	2,686,274	—	2,476,018	2,476,018	—
Consumer Real Estate	450,402	450,402	—	450,402	450,402	—
Consumer Other	68,240	68,240	—	5,715	5,715	—
	$3,875,039	$3,875,039	$—	$3,624,966	$3,624,966	$—

With an allowance recorded:
Commercial	$1,103,564	$1,103,564	$1,103,564	$947,143	$947,143	$387,979
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,333,821	1,333,821	338,142	1,075,477	1,075,477	253,105
Consumer Real Estate	154,070	154,070	150,545	795,017	795,017	342,320
Consumer Other	103,157	103,157	103,157	100,104	100,104	100,103
	$2,694,612	$2,694,612	$1,695,408	$2,917,741	$2,917,741	$1,083,507
Total
Commercial	$1,773,687	$1,773,687	$1,103,564	$1,639,974	$1,639,974	$387,979
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	4,020,095	4,020,095	338,142	3,551,495	3,551,495	253,105
Consumer Real Estate	604,472	604,472	150,545	1,245,419	1,245,419	342,320
Consumer Other	171,397	171,397	103,157	105,819	105,819	100,103
	$6,569,651	$6,569,651	$1,695,408	$6,542,707	$6,542,707	$1,083,507

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	Three Months Ended
	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,106,771	$16,647	$784,435	$11,992
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	1,334,158	6,705	3,290,380	42,894
Consumer Real Estate	154,105	1,119	522,468	5,385
Consumer Other	106,011	2,374	—	—
	$2,701,045	$26,845	$4,597,283	$60,271
With an allowance recorded:
Commercial	$682,992	$11,033	$1,176,492	$13,207
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	2,650,492	29,127	1,111,464	12,938
Consumer Real Estate	450,403	6,742	748,701	5,431
Consumer Other	68,240	—	88,346	1,400
	$3,852,127	$46,902	$3,125,003	$32,976
Total
Commercial	$1,789,763	$27,680	$1,960,927	$25,199
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	3,984,650	35,832	4,401,844	55,832
Consumer Real Estate	604,508	7,861	1,271,169	10,816
Consumer Other	174,251	2,374	88,346	1,400
	$6,553,172	$73,747	$7,722,286	$93,247

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $451,264 (3 loans) and $458,268 (3 loans) at March 31, 2016 and December 31, 2015, respectively. Restructured loans were granted extended payment terms with no principal reduction. All restructured loans were performing as agreed as of March 31, 2016 and December 31, 2015, respectively. There were no additional loans identified as a troubled debt restructuring (“TDR”) during the three months ended March 31, 2016 or 2015. No TDRs defaulted during the three months ended March 31, 2016 and 2015, which were modified within the previous twelve months.

Note 4: Disclosure Regarding Fair Value of Financial Statements

Fair value measurements apply whenever GAAP requires or permits assets or liabilities to be measured at fair value either on a recurring or nonrecurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. The fair value standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs, which are developed based on market data we have obtained from independent sources, are ones that market participants would use in pricing an asset or liability. Unobservable inputs, which are developed based on the best information available in the circumstances, reflect our estimate of assumptions that market participants would use in pricing an asset or liability.

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

Derivative Instruments

Derivative instruments include interest rate lock commitments and forward sale commitments. These instruments are valued based on the change in the value of the underlying loan between the commitment date and the end of the period. We classify these instruments as Level 3. The fair value of these commitments was not significant at March 31, 2016 or December 31, 2015.

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of March 31, 2016 and December 31, 2015.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. Treasury Notes	$24,242,344	$—	$—	$24,242,344
Government-Sponsored Enterprises	—	46,916,408	—	46,916,408
Municipal Securities	—	30,945,701	5,249,351	36,195,052
Total	$24,242,344	$77,862,109	$5,249,351	$107,353,804

	December 31, 2015
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. Treasury Notes	$34,633,673	$—	$—	$34,633,673
Government-Sponsored Enterprises	—	51,284,332	—	51,284,332
Municipal Securities	—	28,861,902	5,217,678	34,079,580
Total	$34,633,673	$80,146,234	$5,217,678	$119,997,585

There were no liabilities recorded at fair value on a recurring basis as of March 31, 2016 or December 31, 2015.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and the three months ended March 31, 2015:

	March 31, 2016	March 31, 2015
Beginning Balance	$5,217,678	$1,377,089
Total gains or (losses) (realized/unrealized) included in earnings	—	—
Included in other comprehensive income	31,673	(8,646)
Purchases, issuances and settlements	—	—
Transfers in and/or out of level 3	—	—
Ending balance	$5,249,351	$1,368,443

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between fair value levels during the three months ended March 31, 2016 or March 31, 2015.

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

In accordance with Accounting Standards Codification (“ASC”) 820 “Fair Value Measurement”, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. At March 31, 2016 and December 31, 2015, substantially all of the impaired loans were evaluated based on the fair value of the collateral. These impaired loans are classified as Level 3. Impaired loans measured using discounted future cash flows are not deemed to be measured at fair value.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about certain assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2016, and December 31, 2015:

	March 31, 2016
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$4,874,243	$4,874,243
Other real estate owned	—	—	521,943	521,943
Loans held for sale	—	3,929,539	—	3,929,539
Total	$—	$3,929,539	$5,396,186	$9,325,725

	December 31, 2015
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$5,459,200	$5,459,200
Other real estate owned	—	—	620,394	620,394
Loans held for sale	—	5,820,239	—	5,820,239
Total	$—	$5,820,239	$6,079,594	$11,899,833

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2016 or December 31, 2015.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2016:

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs
Impaired Loans	Discounted Appraisals	Collateral Discounts	0 – 35%

Other Real Estate Owned	Appraisal Value/ Comparison Sales/Other Estimates	Appraisals and/or Sales of Comparable Properties	Appraisals Discounted 10% to 20% for Sales Commissions and Other Holding Costs

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
The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans at March 31, 2016 and December 31, 2015, approximate market.

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
Estimates of the fair value of these off-balance sheet items are not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of March 31, 2016 and December 31, 2015. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2		Level 3
Financial Assets:
Cash and due from banks	$7,622,989	$7,622,989	$7,622,989	$		$
Interest-bearing deposits in other banks	30,503,030	30,503,030	30,503,030
Investments available for sale	107,353,804	107,353,804	24,242,344		77,862,109		5,249,351
Mortgage loans to be sold	3,929,539	3,929,539			3,929,539
Loans	253,325,633	253,194,574					253,194,574
Accrued interest receivable	1,040,677	1,040,677			1,040,677
Financial Liabilities:
Demand deposits	308,917,075	308,917,075			308,917,075
Time deposits	52,752,227	52,764,119			52,764,119
Accrued interest payable	66,634	66,634			66,634

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2		Level 3
Financial Assets:
Cash and due from banks	$5,295,924	$5,295,924	$5,295,924	$		$
Interest-bearing deposits in other banks	23,898,862	23,898,862	23,898,862
Investments available for sale	119,997,585	119,997,585	34,633,673		80,146,234		5,217,678
Mortgage loans to be sold	5,820,239	5,820,239			5,820,239
Loans	242,622,705	242,581,154					242,581,154
Accrued interest receivable	1,284,063	1,284,063			1,284,063
Financial Liabilities:
Demand deposits	303,950,800	303,950,800			303,950,800
Time deposits	54,767,812	54,780,915			54,780,915
Accrued interest payable	73,421	73,421			73,421

Note 5: Income Per Common Share

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock.

	March 31, 2016	March 31, 2015
Numerator:
Net Income	$1,195,736	$1,204,960

Denominator:
Weighted average shares outstanding	4,917,334	4,907,223
Effect of dilutive shares	150,229	147,464
Weighted average shares outstanding-diluted	5,067,563	5,054,687
Earnings per share
Basic	$0.24	$0.25
Diluted	$0.24	$0.24

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income and changes in those components as of and for the three months March 31, 2016 and 2015:

Available for sale secutities
Beginning Balance December 31, 2015	$992,549
Change in net unrealized gains on securities available for sale, net of income taxes	709,731
Reclasssification adjustment for net securities gains included in net income	(187,936)
Income tax expense	69,499
Balance at March 31, 2016	$1,583,843

Beginning Balance December 31, 2014	$1,243,022
Change in net unrealized gains on securities available for sale, net of income taxes	682,022
Reclasssification adjustment for net securities gains included in net income	(111,313)
Income tax expense	41,186
Balance at March 31, 2015	$1,854,917

The following table shows the line items in the consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income:

	March 31, 2016	March 31, 2015
Gain on sale of investments, net	$187,936	$111,313
Tax effect	—	—
Total reclassification, net of tax	$187,936	$111,313

Item 2. Management’s Discussion and Analysis or Plan of Operation

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,”, “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

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

These risks are exacerbated by the developments over the last ten years in national and international markets. Sweeping reform has entered our industry yet we are unable to fully predict its impact and perhaps its unintentional consequences for some time. There can be no assurance that these changes will not materially and adversely affect our business, financial condition and results of operation.

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $403.7 million in assets as of March 31, 2016 and net income of $1.2 million for the three months ended March 31, 2016. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position and operating results as of March 31, 2016 and December 31, 2015, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

Critical Accounting Policies

Our critical accounting policies which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of March 31, 2016 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents increased 30.59% or $8.9 million to $38.1 million at March 31, 2016, from $29.2 at December 31, 2015. This increase was primarily due to an increase in deposits as well as the maturities and sales of investment securities.

Investment Securities Available for Sale

Our primary objective in managing the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We are required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. We maintain investment balances based on continuing assessment of cash flows, the level of current and expected loan production, current interest rate risk strategies and the assessment of potential future direction of market interest rate changes. Investment securities differ in terms of default, interest rate, liquidity and expected rate of return risk.

We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledging of public funds.

At March 31, 2016, our available for sale investment portfolio included U. S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $107.4 million and an amortized cost of $104.8 million for a net unrealized gain of $2.5 million. At March 31, 2016 and December 31, 2015, our investment securities portfolio represented approximately 26.59% and 30.06% of our total assets, respectively.  The average yield on our investment securities was 2.08% and 2.16% at March 31, 2016 and December 31, 2015, respectively.

We had four Municipal Securities totaling $2.0 million that matured in the three months ended March 31, 2016. In addition, we sold three U.S. Treasury Notes and one Government Sponsored Enterprise totaling $15.8 million during the same period. We purchased eleven Municipal Securities with a face value of $3.8 million during the three months ended March 31, 2016.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets and typically require a personal guarantee. Substantially all of our loans were to borrowers located in our market area of Charleston, Dorchester and Berkeley Counties of South Carolina.

Net loans increased $10.7 million, or 4.47%, to $249.9 million at March 31, 2016 from $239.2 million at December 31, 2015. We believe that economic conditions in our primary market area are continuing to improve, and that these improving conditions are contributing to an increase in loan demand. The amount of commercial real estate loans as a percentage of total loans continues to increase as a result of our strong commercial relationships in all of our markets.

Although significantly under the threshold of 100% of capital (currently approximately $40 million), the number of overmargined real estate loans currently totals approximately $11.2 million or approximately 4.34% of our loan portfolio at March 31, 2016 compared to $11.4 million or approximately 4.61% of the loan portfolio at December 31, 2015.

The following is a summary of our loan portfolio composition (net of deferred fees of $123,970 at March 31, 2016 and $118,188 at December 31, 2015) and the corresponding percentage of total loans as of the dates indicated. During the three months ended March 31, 2016 our loan portfolio increased $10.7 million or 4.47%. Our commercial real estate experienced the largest growth of $5.6 million or 4.81%.

	March 31, 2016	Percent	December 31, 2015	Percent
Commercial Loans	$52,101,572	20.57%	$50,938,265	20.99%
Commercial real estate:
Commercial real estate construction	1,160,893	0.46%	1,005,118	0.41%
Commercial real estate other	121,300,195	47.88%	115,736,034	47.71%
Consumer
Consumer real estate	73,239,469	28.91%	69,777,307	28.76%
Consumer other	5,523,504	2.18%	5,165,981	2.13%
	253,325,633	100.00%	242,622,705	100.00%
Allowance for Loan losses	(3,436,762)		(3,417,827)
Loans, net	$249,888,871		$239,204,878

Nonperforming Assets

Nonperforming Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, loans on nonaccrual status and TDRs. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of March 31, 2016 we had no loans 90 days past due still accruing interest.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of March 31, 2016, we determined that we had loans totaling $451,264, that we considered TDRs. As of December 31, 2015, we had loans totaling $458,268, that we considered TDRs.

Nonperforming assets include other real estate owned, which decreased by $98,451 from December 31, 2015 due to the sale of one property. We recorded a loss of $13,450 on this sale. The balance at March 31, 2016 of $521,943 represents one commercial property.

Following is a summary of our nonperforming assets, including nonaccruing TDRs.

	March 31, 2016	December 31, 2015
Commercial	$3,862	$4,317
Commercial real estate	2,453,166	1,970,305
Consumer real estate	150,255	82,015
Consumer other	4,857	4,450
Nonaccruing troubled debt restructuring	451,264	458,268
Total nonaccrual loans	3,063,404	2,519,355
Other real estate owned	521,943	620,934
Total nonperforming assets	$3,585,347	$3,140,289

Allowance for Loan Losses

The allowance for loan losses was $3.4 million and $3.4 million at March 31, 2016 and December 31, 2015, respectively, or 1.36% and 1.41% of outstanding loans, respectively. At March 31, 2016 and December 31, 2015, the allowance for loan losses represented 99.13% and 108.84% of the total amount of nonperforming loans, respectively. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses at March 31, 2016 is adequate.

At March 31, 2016, impaired loans totaled $6.6 million, for which $2.7 million of these loans had a reserve of approximately $1.7 million allocated in the allowance. Comparatively, impaired loans totaled $6.5 million at December 31, 2015, and $2.9 million of these loans had a reserve of approximately $1.1 million allocated in the allowance.

During the three months ended March 31, 2016, we charged-off $34,095 of loans and recorded $8,030 of recoveries on loans previously charged-off, for net charge-offs of $26,065. Comparatively, we charged-off $21,000 of loans and recorded $15,240 of recoveries on loans previously charged-off, resulting in net charge-offs of $5,760 for the three months ended March 31, 2015.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest bearing deposits provided funding for 60.39% of average earning assets for the three months ended March 31, 2016, and 60.55% for the twelve months ended December 31, 2015. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	March 31, 2016	Percentage	December 31, 2015	Percentage
Deposits:
Non-interest-bearing demand	$119,022,680	32.91%	$122,073,396	34.03%
Interest-bearing demand	96,992,732	26.82%	84,977,640	23.69%
Money market accounts	63,935,267	17.68%	70,233,422	19.58%
Time deposits over $250,000	24,095,180	6.66%	25,896,768	7.22%
Other time deposits	28,657,047	7.92%	28,871,044	8.05%
Other savings deposits	28,966,396	8.01%	26,666,342	7.43%
Total deposits	$361,669,302	100.00%	$358,718,612	100.00%

Deposits increased 0.82% or $3.0 million from December 31, 2015 to March 31, 2016. These increases were primarily due to larger balances in existing customer accounts as well as new accounts. Certificates of Deposit and other time deposits over $250,000 totaled $24.1 million and $25.9 million at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016 and December 31, 2015, deposits with an aggregate deficit balance of $62,408 and $121,331, respectively were re-classified as other loans.

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

Net income decreased $9,224 or 0.77% to $1.2 million, or basic and diluted earnings per share of $.24 and $.24, respectively, for the three months ended March 31, 2016, from $1.2 million, or basic and diluted earnings per share of $.25 and $.24, respectively, for the three months ended March 31, 2015. Our return on average assets and average equity for the three months ended March 31, 2016 were 1.22% and 11.91%, respectively, compared with 1.32% and 12.93%, respectively, for the three months ended March 31, 2015.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $156,795 or 4.64% to $3.5 million for the three months ended March 31, 2016 from $3.4 million for the three months ended March 31, 2015. This increase was primarily due to interest and fee income from loans and interest bearing deposits in other banks (Federal Reserve). Average loans increased $12.0 million or 5.02% to $252.0 million for the three months ended March 31, 2016, compared to $240.0 million for the three months ended March 31, 2015. The yield on average loans (including fees) remained unchanged at 4.84% for the three months ended March 31, 2016 and 2015, respectively. Interest income on loans increased $169,277 for the three months ended March 31, 2016 to $3.0 million from $2.9 million for the three months ended March 31, 2015.

The average balance of interest bearing deposits in other banks increased $15.5 million or 133.82% to $27.1 million for the three months ended March 31, 2016, with a yield of 0.53% as compared to $11.6 million for the three months ended March 31, 2015, with a yield of 0.24%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy for loan losses. For the three months ended March 31, 2016, we had a provision of $45,000 compared to a provision of $5,000 for the same period in the prior year. The increase in the provision for loan losses was based on our analysis of the adequacy of the allowance.

Non-Interest Income

Other income increased $61,921or 8.47% to $792,579 for the three months ended March 31, 2016, from $730,658 for the three months ended March 31, 2015. This increase was primarily due to increases in service charge fees and commissions and gains realized on sale of investment securities. Service charge fees and commissions increased $23,246 or 9.80% to $260,531 primarily due to a $16,567 increase in debit card fees. Debit card fees increased resulting from greater utilization by our business customers. In addition, we had realized gains of $187,936 for the three months ended March 31, 2016 due to the sale of investment securities.

Non-Interest Expense

Non-interest expense increased $183,644 or 7.85% to $2,522,698 for the three months ended March 31, 2016, from $2,339,054 for the three months ended March 31, 2015. This increase was primarily due to increases in salaries and employee benefits of $98,854 or 6.98% from $1.4 million for the three months ended March 31, 2015 to $1.5 million for the three months ended March 31, 2016. Base wages increased $73,019 to $1.2 million for the three months ended March 31, 2016, as a result of annual merit increases. The cost of providing insurance for employees, including workers compensation, increased $11,554 from $142,960 for the three months ended March 31, 2015 to $154,514 for the three months ended March 31, 2016. Our Employee Stock Ownership Plan (“ESOP”) contribution increased $7,500 for the three months ended March 31, 2016, as our monthly contribution increased from $25,000 in 2015 to $27,500 in 2016. We also saw an increase of $71,990 in other operating expenses from $559,282 for the three months ended March 31, 2015, to $631,272 for the three months ended March 31, 2016. This increase was primarily due to the increases in professional fees, employee training and sundry losses. Our data processing fees fluctuate due to usage of electronic banking by our business and personal customers.

Income Tax Expense

We incurred income tax expense of $567,071 for the three months ended March 31, 2016 as compared to $562,775 during the same period in 2015. Our effective tax rate was 32.17% and 31.84% for the three months ended March 31, 2016 and 2015, respectively. The increase in the effective tax rate during the 2016 period is primarily a result of the lesser impact of tax-exempt income.

Off Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $85.1 million and $87.6 million at March 31, 2016 and December 31, 2015, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2016 and December 31, 2015 was $780,187 and $745,187, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $3.9 million at March 31, 2016, to sell loans held for sale of $3.9 million, compared to forward sales commitments of $5.8 million at December 31, 2015, to sell loans held for sale of $5.8 million. The fair value of these commitments was not significant at March 31, 2016 or December 31, 2015. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $14.1 million at March 31, 2016 and $13.1 million at December 31, 2015. For the three months ended March 31, 2016 and March 31, 2015, there were no loans repurchased.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 37.01% and 38.83% of total assets at March 31, 2016 and December 31, 2015, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At March 31, 2016, we had unused short-term lines of credit totaling approximately $18 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At March 31, 2016 we could borrow up to $76 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $100,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At March 31, 2016 and December 31, 2015, our liquidity ratio was 33.35% and 33.27%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase. Total shareholders’ equity at March 31, 2016 was $40.3 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Full compliance with all of the final rule requirements will be phased in over a multi-year schedule. The Bank’s total risk-based capital ratio at March 31, 2016 and December 31, 2015 was 15.11% and 15.42%, respectively.

At March 31, 2016, the Company and the Bank were categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10%, 8.0%, 6.5% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8%, 6%, 4.5%, and 4.0%, respectively.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the financial statements. We must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Current and previous quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well-capitalized minimum capital requirements.

The Company had no material commitments for capital expenditures as of March 31, 2016 and December 31, 2016, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of March 31, 2016 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Senior Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2016, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. Based on this assessment, management believes that as of March 31, 2016, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Audit and Compliance Committee, composed entirely of independent Directors, meets periodically with management, the Company’s Compliance Officer, Risk Management Officer and Elliott Davis Decosimo, LLC (separately and jointly) to discuss audit, financial and related matters. Elliott Davis Decosimo, LLC, the Compliance Officer, and the Risk Management Officer have direct access to the Audit and Compliance Committee.

Part II. Other Information

Item 1. Legal Proceedings

In our opinion, there are no other legal proceedings pending other than routine litigation incidental to our business involving amounts which are not material to our financial condition.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.

2. Exhibits
2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)
4.0	2016 Proxy Statement (Filed with 2015 10-K)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed With 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with September 30, 2014 10-Q)
10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)
10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant's only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of South Carolina Corporation

May 6, 2016	By:	/s/Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/
Senior Vice President

