Form 10-Q
period 2016-06-30
BANK OF SOUTH CAROLINA CORP
filed 2016-08-05
CIK 1007273

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016 there were 4,942,229 Common Shares outstanding.

Bank of South Carolina Corporation and Subsidiary

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2016	(Audited) December 31, 2015
ASSETS

Cash and due from banks	$6,455,536	$5,295,924
Interest-bearing deposits in other bank	35,256,752	23,898,862
Investment securities available for sale	105,358,942	119,997,585
Mortgage loans to be sold	6,500,452	5,820,239
Loans	270,300,089	242,622,705
Less: Allowance for loan losses	(3,512,446)	(3,417,827)
Net loans	266,787,643	239,204,878
Premises, equipment and leasehold improvements, net	2,218,154	2,289,228
Other real estate owned	521,943	620,394
Accrued interest receivable	1,401,353	1,284,063
Other assets	444,082	761,339

Total assets	$424,944,857	$399,172,512

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Deposits:
Non-interest-bearing demand	$128,132,432	$122,073,396
Interest-bearing demand	92,868,069	84,977,640
Money market accounts	83,527,123	70,233,422
Time deposits over $250,000	24,095,180	25,896,768
Other time deposits	23,681,308	28,871,044
Other savings deposits	29,918,168	26,666,342
Total deposits	382,222,280	358,718,612

Accrued interest payable and other liabilities	1,205,589	1,302,188
Total Liabilities	383,427,869	360,020,800

Shareholders’ Equity
Common Stock-No par value: 12,000,000 shares authorized; shares issued 5,183,185 at June 30, 2016 and 5,157,996 at December 31, 2015; shares outstanding 4,941,789 at June 30, 2016 and 4,916,600 at December 31, 2015	—	—
Additional paid in capital	36,641,973	36,341,744
Retained earnings	5,290,971	4,064,834
Treasury stock; 241,396 shares at June 30, 2016 and December 31, 2015	(2,247,415)	(2,247,415)
Accumulated other comprehensive income, net of income taxes	1,831,459	992,549
Total shareholders’ equity	41,516,988	39,151,712

Total liabilities and shareholders’ equity	$424,944,857	$399,172,512

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2016	2015

Interest and fee income
Loans, including fees	$3,208,836	$2,958,135
Taxable securities	290,486	333,111
Tax-exempt securities	240,171	252,973
Other	31,176	6,444
Total interest and fee income	3,770,669	3,550,663

Interest expense
Deposits	92,981	99,423
Short-term borrowings	7	156
Total interest expense	92,988	99,579

Net interest income	3,677,681	3,451,084
Provision for loan losses	140,000	70,000
Net interest income after provisions for loan losses	3,537,681	3,381,084

Other income
Service charges, fees and commissions	265,736	251,207
Mortgage banking income	296,891	457,590
Other non-interest income	6,554	6,607
Gain on sale of securities	160,391	153,088
Total other income	729,572	868,492

Other expense
Salaries and employee benefits	1,480,420	1,475,677
Net occupancy expense	380,311	376,029
Other operating expenses	576,150	547,752
Total other expense	2,436,881	2,399,458

Income before income tax expense	1,830,372	1,850,118
Income tax expense	518,262	596,680
Net income	$1,312,110	$1,253,438

Weighted average shares outstanding

Basic	4,929,722	4,910,501
Diluted	5,056,523	5,024,167

Basic income per common share	$0.27	$0.26
Diluted income per common share	$0.26	$0.25

 See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,
	2016	2015

Interest and fee income
Loans, including fees	$6,242,879	$5,822,901
Taxable securities	613,619	672,891
Tax-exempt securities	479,485	516,154
Other	66,750	13,318
Total interest and fee income	7,402,733	7,025,264

Interest expense
Deposits	187,120	192,157
Short-term borrowings	7	893
Total interest expense	187,127	193,050

Net interest income	7,215,606	6,832,214
Provision for loan losses	185,000	75,000
Net interest income after provisions for loan losses	7,030,606	6,757,214

Other income
Service charges, fees and commissions	526,267	488,493
Mortgage banking income	648,764	834,736
Other non-interest income	12,243	11,520
Loss on sale of other real estate	(13,450)	—
Gain on sale of securities	348,327	264,401
Total other income	1,522,151	1,599,150

Other expense
Salaries and employee benefits	2,995,446	2,891,850
Net occupancy expense	756,710	739,627
Other operating expenses	1,207,422	1,107,035
Total other expense	4,959,578	4,738,512

Income before income tax expense	3,593,179	3,617,852
Income tax expense	1,085,333	1,159,455
Net income	$2,507,846	$2,458,397

Weighted average shares outstanding

Basic	4,923,266	4,908,871
Diluted	5,047,601	5,025,554

Basic income per common share	$0.51	$0.50
Diluted income per common share	$0.50	$0.49

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,
	2016	2015

Net income	$1,312,110	$1,253,438
Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period	553,433	(1,278,318)
Reclassification adjustment for securities gains realized in net income	(160,391)	(153,088)
Other comprehensive income (loss), before tax	393,042	(1,431,406)
Income tax effect related to items of other comprehensive income (loss)	145,426	(529,620)
Other comprehensive income (loss), after tax	247,616	(901,786)
Total comprehensive income	$1,559,726	$351,652

	Six Months Ended June 30,
	2016	2015

Net income	$2,507,846	$2,458,397
Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period	1,679,929	(195,744)
Reclassification adjustment for securities gains realized in net income	(348,327)	(264,401)
Other comprehensive income (loss), before tax	1,331,602	(460,145)
Income tax effect related to items of other comprehensive income (loss)	492,692	(170,254)
Other comprehensive income (loss), after tax	838,910	(289,891)
Total comprehensive income	$3,346,756	$2,168,506

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
December 31, 2014	$28,779,108	$8,640,291	$(1,902,439)	$1,243,022	$36,759,982
Net income	—	2,458,397	—	—	2,458,397
Other comprehensive loss	—	—	—	(289,891)	(289,891)
Exercise of stock options	113,254	—	—	—	113,254
Stock-based compensation expense	38,907	—	—	—	38,907
Cash dividends ($0.26 per common share)	—	(1,160,952)	—	—	(1,160,952)
June 30, 2015	$28,931,269	$9,937,736	$(1,902,439)	$953,131	$37,919,697

December 31, 2015	$36,341,744	$4,064,834	$(2,247,415)	$992,549	$39,151,712
Net income	—	2,507,846	—	—	2,507,846
Other comprehensive income	—	—	—	838,910	838,910
Exercise of stock options	260,546	—	—	—	260,546
Stock-based compensation expense	39,683	—	—	—	39,683
Cash dividends ($0.26 per common share)	—	(1,281,709)	—	—	(1,281,709)
June 30, 2016	$36,641,973	$5,290,971	$(2,247,415)	$1,831,459	$41,516,988

 See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$2,507,846	$2,458,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95,732	99,451
Gain on sale of securities	(348,327)	(264,401)
Loss on sale of OREO	13,450	—
Provision for loan losses	185,000	75,000
Stock-based compensation expense	39,683	38,907
Net amortization of unearned discounts on investments	92,417	48,540
Origination of mortgage loans held for sale	(36,412,202)	(49,005,737)
Proceeds from sale of mortgage loans held for sale	35,731,989	49,875,936
(Increase) decrease in accrued interest receivable and other assets	(292,725)	209,283
(Decrease) increase in accrued interest payable and other liabilities	(99,874)	227,098
Net cash provided by operating activities	1,512,989	3,762,474

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	4,146,000	2,145,000
Proceeds from sale of investment securities available for sale	21,113,400	15,219,799
Purchase of investment securities available for sale	(9,033,245)	(7,056,800)
Proceeds from sale of other real estate owned	85,001	—
Net increase in loans	(27,767,765)	(6,340,644)
Purchase of premises, equipment, and leasehold improvements	(24,658)	(85,607)
Net cash (used) provided by investing activities	(11,481,267)	3,881,748

Cash flows from financing activities:
Net increase in deposit accounts	23,503,668	7,527,122
Net decrease in short-term borrowings	—	(6,499,571)
Dividends paid	(1,278,434)	(1,159,960)
Stock options exercised	260,546	113,254
Net cash provided (used) by financing activities	22,485,780	(19,155)
Net increase in cash and cash equivalents	12,517,502	7,625,067
Cash and cash equivalents at beginning of period	29,194,786	10,379,048

Cash and cash equivalents at end of period	$41,712,288	$18,004,115

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$190,343	$201,704
Income taxes	$1,069,840	$972,252

Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain (loss) on available for sale securites, net of tax	$838,910	$(289,891)
Change in dividends payable	$3,275	$992

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

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We do not expect these amendments to have a material effect on our financial statements.

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for reporting periods beginning after December 15, 2017. We do not expect these amendments to have a material effect on our financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify guidance related to the collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for reporting periods beginning after December 15, 2017. We do not expect these amendments to have a material effect on our financial statements.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the reporting periods beginning after December 15, 2019. We are currently evaluating the effect that implementation of the new standard will have on our financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

Note 2: Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	June 30, 2016
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$23,993,169	$381,362	$—	$24,374,531
Government-Sponsored Enterprises	40,866,456	1,050,975	—	41,917,431
Municipal Securities	37,592,246	1,487,186	12,452	39,066,980
Total	$102,451,871	$2,919,523	$12,452	$105,358,942

	December 31, 2015
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$34,517,996	$161,037	$45,360	$34,633,673
Government-Sponsored Enterprises	51,136,426	281,650	133,744	51,284,332
Municipal Securities	32,767,694	1,340,610	28,724	34,079,580
Total	$118,422,116	$1,783,297	$207,828	$119,997,585

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost and estimated fair value of investment securities available for sale by contractual maturity for the periods indicated:

	June 30, 2016		December 31, 2015
	AMORTIZED COST	ESTIMATED FAIR VALUE	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$2,206,397	$2,230,496	$3,311,346	$3,326,249
Due in one year to five years	66,494,101	68,024,729	69,870,930	70,584,179
Due in five years to ten years	30,790,840	32,066,086	41,930,801	42,670,986
Due in ten years and over	2,960,533	3,037,631	3,309,039	3,416,171
Total	$102,451,871	$105,358,942	$118,422,116	$119,997,585

Securities pledged to secure deposits at June 30, 2016 and December 31, 2015, had a carrying amount of $47.1 million and $48.0 million, respectively.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	Less Than 12 months			12 months or longer			Total
Available for sale	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
As of June 30, 2016

U.S. Treasury Notes	—	$—	$—	—	$—	$—	—	$—	$—
Government Sponsored Enterprises	—	—	—	—	—	—	—	—	—
Municipal Securities	7	3,192,676	12,452	—	—	—	7	3,192,676	12,452
Total	7	$3,192,676	$12,452	—	$—	$—	7	$3,192,676	$12,452

	Less Than 12 months			12 months or longer			Total
Available for sale	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
As of December 31, 2015

U.S. Treasury Notes	2	$10,064,063	$45,360	—	$—	$—	2	$10,064,063	$45,360
Government Sponsored Enterprises	2	7,475,445	38,538	1	5,002,335	95,206	3	12,477,780	133,744
Municipal Securities	6	4,361,149	28,724	—	—	—	6	4,361,149	28,724
Total	10	$21,900,657	$112,622	1	$5,002,335	$95,206	11	$26,902,992	$207,828

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We received proceeds from sales of securities available for sale and gross realized gains and losses as follows:

	For the Three Months Ended June 30,
	2016	2015
Gross proceeds	$5,135,609	$4,373,911
Gross realized gains	160,391	153,088
Gross realized losses	—	—

	For the Six Months Ended June 30,
	2016	2015
Gross proceeds	$21,113,400	$15,219,799
Gross realized gains	348,327	264,401
Gross realized losses	—	—

The tax provision related to these gains was $59,382 and $56,643 for the three months ended June 30, 2016 and 2015, respectively and $128,881 and $97,829 for the six months ended June 30, 2016 and 2015, respectively.

Note 3: Loans and Allowance for Loan Losses

Major classifications of loans (net of deferred loan fees of $133,721 at June 30, 2016, and $118,188 at December 31, 2015) are as follows:

	June 30, 2016	December 31, 2015

Commercial Loans	$53,236,380	$50,938,265
Commercial real estate:
Commercial real estate construction	1,295,073	1,005,118
Commercial real estate other	129,103,382	115,736,034
Consumer
Consumer real estate	81,158,674	69,777,307
Consumer other	5,506,580	5,165,981
	270,300,089	242,622,705
Allowance for Loan losses	(3,512,446)	(3,417,827)
Loans, net	$266,787,643	$239,204,878

We had $109.1 million and $102.1 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at June 30, 2016 and at December 31, 2015, respectively.

Our portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Our internal credit risk grading system is based on experience with similarly graded loans, industry best practices, and regulatory guidance.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table illustrates credit risks by category and internally assigned grades at June 30, 2016 and December 31, 2015. “Pass” includes loans internally graded as excellent, good and satisfactory.

	June 30,2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$49,359,963	$871,056	$123,622,814	$78,033,500	$5,253,174	$257,140,507
Watch	1,168,350	424,017	917,792	1,158,622	127,090	3,795,871
OAEM	1,134,582	—	658,281	651,537	16,994	2,461,394
Substandard	1,573,485	—	3,904,495	1,315,015	109,322	6,902,317
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$53,236,380	$1,295,073	$129,103,382	$81,158,674	$5,506,580	$270,300,089

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$46,865,088	$572,101	$110,040,948	$65,941,806	$4,857,576	$228,277,519
Watch	1,096,200	433,017	940,073	2,490,339	175,489	5,135,118
OAEM	1,337,002	—	1,203,518	99,743	26,961	2,667,224
Substandard	1,639,975	—	3,551,495	1,245,419	105,955	6,542,844
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$50,938,265	$1,005,118	$115,736,034	$69,777,307	$5,165,981	$242,622,705

The following tables include an aging analysis of the recorded investment of past-due financing receivable by class:

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accuring Interest
Commercial Loans	$—	$1,174,677	$2,685	$1,177,362	$52,059,018	$53,236,380	$—
Commercial real estate:
Commercial real estate construction	—	—	—	—	1,295,073	1,295,073	—
Commercial real estate other	408,729	547,814	2,162,237	3,118,780	125,984,602	129,103,382	—
Consumer
Consumer real estate	43,173	249,754	—	292,927	80,865,747	81,158,674	—
Consumer other	4,523	4,208	—	8,731	5,497,849	5,506,580	—
Total	$456,425	$1,976,453	$2,164,922	$4,597,800	$265,702,289	$270,300,089	$—

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accuring Interest
Commercial Loans	$1,162,676	$250,370	$4,317	$1,417,363	$49,520,902	$50,938,265	$—
Commercial real estate:
Commercial real estate construction	—	—	—	—	1,005,118	1,005,118	—
Commercial real estate other	91,607	1,215,473	1,152,774	2,459,854	113,276,180	115,736,034	—
Consumer
Consumer real estate	68,240	249,754	82,015	400,009	69,377,298	69,777,307	—
Consumer other	69,333	58,116	6,056	133,505	5,032,476	5,165,981	1,606
Total	$1,391,856	$1,773,713	$1,245,162	$4,410,731	$238,211,974	$242,622,705	$1,606

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no loans at June 30, 2016 and one loan at December 31, 2015, over 90 days past due and still accruing interest.

The following table summarizes the balances of non-accrual loans:

	Loans Receivable on Non-Accrual For the Period Ending
	June 30, 2016	December 31, 2015

Commercial Loans	$2,685	$4,317
Commercial real estate:
Commercial real estate construction	—	—
Commercial real estate other	2,451,620	1,970,306
Consumer
Consumer real estate	—	82,015
Consumer other	2,149	4,450
Total	$2,456,454	$2,061,088

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance by loan category for the three and six months ended June 30, 2016 and June 30, 2015. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

	Three Months Ended June 30, 2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Beginning Balance	$1,500,650	$44,268	$1,108,703	$613,242	$169,899	$3,436,762
Charge-offs	—	—	—	(82,015)	(541)	(82,556)
Recoveries	—	—	18,000	—	240	18,240
Provision	(10,323)	13,106	59,821	98,546	(21,150)	140,000
Ending Balance	$1,490,327	$57,374	$1,186,524	$629,773	$148,448	$3,512,446

	Six Months Ended June 30, 2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Beginning Balance	$896,854	$59,861	$1,345,094	$941,470	$174,548	$3,417,827
Charge-offs	(33,045)	—	—	(82,015)	(1,591)	(116,651)
Recoveries	1,284	—	24,000	—	986	26,270
Provision	625,234	(2,487)	(182,570)	(229,682)	(25,495)	185,000
Ending Balance	$1,490,327	$57,374	$1,186,524	$629,773	$148,448	$3,512,446

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2015
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Beginning Balance	$1,100,802	$44,696	$1,191,722	$851,258	$145,610	$3,334,088
Charge-offs	—	—	—	—	(20,734)	(20,734)
Recoveries	—	—	24,164	—	240	24,404
Provision	(56,473)	(378)	(29,843)	61,871	94,823	70,000
Ending Balance	$1,044,329	$44,318	$1,186,043	$913,129	$219,939	$3,407,758

	Six Months Ended June 30, 2015
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Beginning Balance	$1,211,130	$42,904	$1,112,387	$863,351	$105,076	$3,334,848
Charge-offs	—	—	(21,000)	—	(20,734)	(41,734)
Recoveries	—	—	39,164	—	480	39,644
Provision	(166,801)	1,414	55,492	49,778	135,117	75,000
Ending Balance	$1,044,329	$44,318	$1,186,043	$913,129	$219,939	$3,407,758

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans.

	June 30, 2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$1,087,995	$—	$303,466	$72,008	$97,279	$1,560,748
Collectively evaluated for impairment	402,332	57,374	883,058	557,765	51,169	1,951,698
Total Allowance for Loan Losses	$1,490,327	$57,374	$1,186,524	$629,773	$148,448	$3,512,446

Loans Receivable
Individually evaluated for impairment	$1,570,800	$—	$3,904,494	$1,315,015	$97,279	$6,887,588
Collectively evaluated for impairment	51,665,580	1,295,073	125,198,888	79,843,659	5,409,301	263,412,501
Total Loans Receivable	$53,236,380	$1,295,073	$129,103,382	$81,158,674	$5,506,580	$270,300,089

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$387,979	$—	$253,105	$342,320	$100,103	$1,083,507
Collectively evaluated for impairment	508,875	59,861	1,091,989	599,150	74,445	2,334,320
Total Allowance for Loan Losses	$896,854	$59,861	$1,345,094	$941,470	$174,548	$3,417,827

Loans Receivable
Individually evaluated for impairment	$1,639,974	$—	$3,551,495	$1,245,419	$105,819	$6,542,707
Collectively evaluated for impairment	49,298,291	1,005,118	112,184,539	68,531,888	5,060,162	236,079,998
Total Loans Receivable	$50,938,265	$1,005,118	$115,736,034	$69,777,307	$5,165,981	$242,622,705

As of June 30, 2016 and December 31, 2015, loans individually evaluated and considered impaired are presented in the following table:

	Impaired and Restructured Loans As of
	June 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$482,805	482,805	$—	$692,831	$692,831	$—
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	2,873,160	2,873,160	—	2,476,018	2,476,018	—
Consumer Real Estate	1,243,008	1,243,008	—	450,402	450,402	—
Consumer Other	—	—	—	5,715	5,715	—
	$4,598,973	$4,598,973	$—	$3,624,966	$3,624,966	$—

With an allowance recorded:
Commercial	$1,087,995	1,087,995	$1,087,995	$947,143	$947,143	$387,979
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,031,334	1,031,334	303,466	1,075,477	1,075,477	253,105
Consumer Real Estate	72,008	72,008	72,008	795,017	795,017	342,320
Consumer Other	97,279	97,279	97,279	100,104	100,104	100,103
	$2,288,616	$2,288,616	$1,560,748	$2,917,741	$2,917,741	$1,083,507
Total
Commercial	$1,570,800	$1,570,800	$1,087,995	$1,639,974	$1,639,974	$387,979
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	3,904,494	3,904,494	303,466	3,551,495	3,551,495	253,105
Consumer Real Estate	1,315,016	1,315,016	72,008	1,245,419	1,245,419	342,320
Consumer Other	97,279	97,279	97,279	105,819	105,819	100,103
	$6,887,589	$6,887,589	$1,560,748	$6,542,707	$6,542,707	$1,083,507

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	Three Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$486,498	$4,221	$811,606	$11,026
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	2,883,625	20,215	3,303,936	42,405
Consumer Real Estate	1,242,703	14,334	522,399	5,133
Consumer Other	—	—	7,658	34
	$4,612,826	$38,770	$4,645,599	$58,598
With an allowance recorded:
Commercial	$1,097,191	$13,912	$1,141,727	$13,551
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	1,065,261	10,949	1,013,311	12,885
Consumer Real Estate	72,034	387	1,200,173	7,862
Consumer Other	100,212	1,177	157,602	2,154
	$2,334,698	$26,425	$3,512,813	$36,452
Total
Commercial	$1,583,689	$18,133	$1,953,333	$24,577
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	3,948,886	31,164	4,317,247	55,290
Consumer Real Estate	1,314,737	14,721	1,722,572	12,995
Consumer Other	100,212	1,177	165,260	2,188
	$6,947,524	$65,195	$8,158,412	$95,050

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$494,572	$10,718	$822,849	$25,578
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	2,889,248	42,855	3,318,009	88,205
Consumer Real Estate	1,242,069	27,781	522,429	10,518
Consumer Other	—	—	7,574	84
	$4,625,889	$81,354	$4,670,861	$124,385
With an allowance recorded:
Commercial	$1,101,252	$30,364	$1,146,928	$26,392
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	1,031,087	18,265	1,015,819	25,029
Consumer Real Estate	72,059	1,006	1,203,183	23,396
Consumer Other	102,264	3,510	159,093	4,858
	$2,306,662	$53,145	$3,525,023	$79,675
Total
Commercial	$1,595,824	$41,082	$1,969,777	$51,970
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	3,920,335	61,120	4,333,828	113,234
Consumer Real Estate	1,314,128	28,787	1,725,612	33,914
Consumer Other	102,264	3,510	166,667	4,942
	$6,932,552	$134,499	$8,195,884	$204,060

Restructured loans were $442,442 (3 loans) and $458,268 (3 loans) at June 30, 2016 and December 31, 2015, respectively. Restructured loans were granted extended payment terms with no principal reduction. All restructured loans were performing as agreed as of June 30, 2016 and December 31, 2015, respectively. There were no additional loans identified as a troubled debt restructuring (“TDR”) during the three or six months ended June 30, 2016 or 2015. No TDRs defaulted during the three or six months ended June 30, 2016 and 2015, which were modified within the previous twelve months.

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

Derivative Instruments

Derivative instruments include interest rate lock commitments and forward sale commitments. These instruments are valued based on the change in the value of the underlying loan between the commitment date and the end of the period. We classify these instruments as Level 3. The fair value of these commitments was not significant at June 30, 2016 or December 31, 2015.

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of June 30, 2016 and December 31, 2015.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
	Quoted Market Price in active markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury Notes	$24,374,531	$—	$—	$24,374,531
Government-Sponsored Enterprises	—	41,917,431	—	41,917,431
Municipal Securities	—	31,362,166	7,704,814	39,066,980
Total	$24,374,531	$73,279,597	$7,704,814	$105,358,942

	December 31, 2015
	Quoted Market Price in active markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury Notes	$34,633,673	$—	$—	$34,633,673
Government-Sponsored Enterprises	—	51,284,332	—	51,284,332
Municipal Securities	—	28,861,902	5,217,678	34,079,580
Total	$34,633,673	$80,146,234	$5,217,678	$119,997,585

There were no liabilities recorded at fair value on a recurring basis as of June 30, 2016 or December 31, 2015.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and June 30, 2015, respectively:

	Three Months Ended June 30,
	2016	2015
Beginning Balance	$5,249,351	$1,368,443
Total gains or (losses) (realized/unrealized) included in earnings
Included in other comprehensive income	(1,463)	(24,129)
Purchases, issuances and settlements	2,454,000	1,945,000
Transfers in and/or out of level 3	—	—
Ending balance	$7,704,814	$3,289,314

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2016	2015
Beginning Balance	$5,217,678	$1,377,089
Total gains or (losses) (realized/unrealized) included in earnings
Included in other comprehensive income	(33,136)	(32,775)
Purchases, issuances and settlements	2,454,000	1,945,000
Transfers in and/or out of level 3	—	—
Ending balance	$7,704,814	$3,289,314

There were no transfers between fair value levels during the three or six months ended June 30, 2016 or June 30, 2015.

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

Impaired Loans

Impaired loans are carried at the lower of recorded investment or fair value. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, we review the most recent appraisal and if it is over 12 to 18 months old we may request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, we may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically as an example, in situations where the collateral on a non-performing commercial real estate loan is out of our primary market area, we would typically order an independent appraisal immediately, at the earlier of the date the loan becomes non-performing or immediately following the determination that the loan is impaired. However, as a second example, on a non-performing commercial real estate loan where we are familiar with the property and surrounding areas and where the original appraisal value far exceeds the recorded investment in the loan, we may perform an internal analysis whereby the previous appraisal value would be reviewed considering recent current conditions, and known recent sales or listings of similar properties in the area, and any other relevant economic trends. This analysis may result in the call for a new appraisal. These valuations are reviewed and updated on a quarterly basis.

In accordance with Accounting Standards Codification (“ASC”) 820 “Fair Value Measurement”, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. At June 30, 2016 and December 31, 2015, substantially all of the impaired loans were evaluated based on the fair value of the collateral. These impaired loans are classified as Level 3. Impaired loans measured using discounted future cash flows are not deemed to be measured at fair value.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents information about certain assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2016, and December 31, 2015:

	June 30, 2016
	Quoted Market Price in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$5,326,841	$5,326,841
Other real estate owned	—	—	521,943	521,943
Loans held for sale	—	6,500,452	—	6,500,452
Total	$—	$6,500,452	$5,848,784	$12,349,236

	December 31, 2015
	Quoted Market Price in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$5,459,200	$5,459,200
Other real estate owned	—	—	620,394	620,394
Loans held for sale	—	5,820,239	—	5,820,239
Total	$—	$5,820,239	$6,079,594	$11,899,833

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2016 or December 31, 2015.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2016:

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs

Impaired Loans	Discounted Appraisals	Collateral Discounts	0 – 35%

Other Real Estate Owned	Appraisal Value/ Comparison Sales/Other Estimates	Appraisals and/or Sales of Comparable Properties	Appraisals Discounted 10% to 20% for Sales Commissions and Other Holding Costs

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
The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans at June 30, 2016 and December 31, 2015, approximate market.

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

e.	Short-term borrowings
The carrying amount approximates fair value due to the short-term nature of these instruments.

f.	Accrued interest receivable and payable
Since these financial instruments will typically be received or paid within three months, the carrying amounts of such instruments are deemed to be a reasonable estimate of fair value.

g.	Loan commitments
Estimates of the fair value of these off-balance sheet items are not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of June 30, 2016 and December 31, 2015. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	June 30, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2		Level 3
Financial Assets:
Cash and due from banks	$6,455,536	$6,455,536	$6,455,536	$		$
Interest-bearing deposits in other banks	35,256,752	35,256,752	35,256,752
Investments available for sale	105,358,942	105,358,942	24,374,531		73,279,597		7,704,814
Mortgage loans to be sold	6,500,452	6,500,452			6,500,452
Loans	270,300,089	270,170,410					270,170,410
Accrued interest receivable	1,401,353	1,401,353			1,401,353
Financial Liabilities:
Demand deposits	334,445,792	334,445,792			334,445,792
Time deposits	47,776,488	47,790,915			47,790,915
Accrued interest payable	56,580	56,580			56,580

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2		Level 3
Financial Assets:
Cash and due from banks	$5,295,924	$5,295,924	$5,295,924	$		$
Interest-bearing deposits in other banks	23,898,862	23,898,862	23,898,862
Investments available for sale	119,997,585	119,997,585	34,633,673		80,146,234		5,217,678
Mortgage loans to be sold	5,820,239	5,820,239			5,820,239
Loans	242,622,705	242,851,154					242,581,154
Accrued interest receivable	1,284,063	1,284,063			1,284,063
Financial Liabilities:
Demand deposits	303,950,800	303,950,800			303,950,800
Time deposits	54,767,812	54,780,915			54,780,915
Accrued interest payable	73,421	73,421			73,421

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,
	2016	2015
Numerator:
Net Income	$1,312,110	$1,253,438

Denominator:
Weighted average shares outstanding	4,929,722	4,910,501
Effect of dilutive shares	126,801	113,666
Weighted average shares outstanding-diluted	5,056,523	5,024,167

Earnings per share
Basic	$0.27	$0.26
Diluted	$0.26	$0.25

	Six Months Ended June 30,
	2016	2015
Numerator:
Net Income	$2,507,846	$2,458,397

Denominator:
Weighted average shares outstanding	4,923,266	4,908,871
Effect of dilutive shares	124,335	116,683
Weighted average shares outstanding-diluted	5,047,601	5,025,554

Earnings per share
Basic	$0.51	$0.50
Diluted	$0.50	$0.49

On August 27, 2015, the Company’s Board of Directors declared a ten percent stock dividend to our shareholders. The record date was September 8, 2015 and the distribution date was September 28, 2015. Earnings per share and average shares outstanding have been adjusted to reflect the stock dividend in our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $424.9 million in assets as of June 30, 2016 and net income of $1.3 million and $2.5 million for the three and six months ended June 30, 2016, respectively. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position and operating results as of June 30, 2016 and December 31, 2015, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

Critical Accounting Policies

Our critical accounting policies which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of June 30, 2016, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents increased 42.88% or $12.5 million to $41.7 million at June 30, 2016, from $29.2 million at December 31, 2015. This increase reflects the strength of our local economy as we continue to experience solid deposit growth both in existing customer account balances as well as through the acquisition of new customers. Additionally, we sold investment securities and had investment securities mature during the period but chose not to reinvest all of those funds in the investment portfolio.

Investment Securities Available for Sale

Our primary objective in managing the investment portfolio is to maintain a portfolio of high quality, highly liquid investments yielding competitive returns. We are required under federal regulations to maintain adequate liquidity to ensure safe and sound operations. We maintain investment balances based on the continuing assessment of cash flows, the level of current and expected loan production, the current interest rate risk strategies and the assessment of potential future direction of market interest rate changes. Investment securities differ in terms of default, interest rate, liquidity and expected rate of return risk.

We use the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledging of public funds.

At June 30, 2016, our available for sale investment portfolio included U. S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $105.4 million and an amortized cost of $102.5 million for a net unrealized gain of $2.9 million. At June 30, 2016 and December 31, 2015, our investment securities portfolio represented approximately 24.79% and 30.06% of our total assets, respectively. The average yield on our investment securities was 2.05% and 2.16% at June 30, 2016 and December 31, 2015, respectively.

We had ten Municipal Securities totaling $4.1 million that matured in the six months ended June 30, 2016. In addition, we sold three U.S. Treasury Notes and two Government Sponsored Enterprises totaling $20.8 million during the same period. We purchased twenty-one Municipal Securities with a face value of $8.5 million during the six months ended June 30, 2016.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets and typically require a personal guarantee. Substantially all of our loans are to borrowers located in our market area of Charleston, Dorchester and Berkeley Counties of South Carolina.

Net loans increased $27.6 million, or 11.53%, to $266.8 million at June 30, 2016 from $239.2 million at December 31, 2015. We believe that economic conditions in our primary market area are continuing to improve, and that these improving conditions are contributing to an increase in loan demand. The amount of commercial real estate loans as a percentage of total loans continues to increase as a result of strong real estate demand in our markets.

The following is a summary of our loan portfolio composition (net of deferred fees of $133,721 at June 30, 2016 and $118,188 at December 31, 2015) and the corresponding percentage of total loans as of the dates indicated. Our commercial real estate experienced the largest growth of $13.4 million or 11.55%.

	June 30, 2016	Percent	December 31, 2015	Percent

Commercial Loans	$53,236,380	19.70%	$50,938,265	20.99%
Commercial real estate:
Commercial real estate construction	1,295,073	0.48%	1,005,118	0.41%
Commercial real estate other	129,103,382	47.76%	115,736,034	47.70%
Consumer
Consumer real estate	81,158,674	30.03%	69,777,307	28.76%
Consumer other	5,506,580	2.04%	5,165,981	2.13%
	270,300,089	100.00%	242,622,705	100.00%
Allowance for Loan losses	(3,512,446)		(3,417,827)
Loans, net	$266,787,643		$239,204,878

Non-performing Assets

Non-performing Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, loans on nonaccrual status and TDRs. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to non-performing loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of June 30, 2016 we had no loans 90 days past due still accruing interest.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of June 30, 2016, we determined that we had loans totaling $442,442, that we considered TDRs. As of December 31, 2015, we had loans totaling $458,268, that we considered TDRs.

Non-performing loans include all loans past due 90 days and over, certain impaired loans (some of which may be contractually current), and TDR loans that have not yet established a satisfactory period of payment performance (some of which may be contractually current). Non-performing assets include other real estate owned, which decreased by $98,451 from December 31, 2015 due to the sale of one property. We recorded a loss of $13,450 on this sale. The balance at June 30, 2016 of $521,943 represents one commercial property.

The following table is a summary of our non-performing assets, including accruing TDRs.

	June 30, 2016	December 31, 2015
Commercial	$2,685	$4,317
Commercial real estate	2,451,620	1,970,306
Consumer real estate	—	82,015
Consumer other	2,149	4,450
Total nonaccrual loans	2,456,454	2,061,088
Accruing troubled debt restructuring	442,442	458,268
Other real estate owned	521,943	620,394
Total nonperforming assets	3,420,839	3,139,750

Allowance for Loan Losses

The allowance for loan losses was $3.5 million and $3.4 million at June 30, 2016 and December 31, 2015, respectively, or 1.30% and 1.41% of outstanding loans, respectively. At June 30, 2016 and December 31, 2015, the allowance for loan losses represented 102.76% and 108.84% of the total amount of non-performing loans. Based on the level of coverage on non-performing loans and analysis of our loan portfolio, we believe the allowance for loan losses at June 30, 2016 is adequate.

At June 30, 2016, impaired loans totaled $6.9 million, for which $2.3 million of these loans had a reserve of approximately $1.6 million allocated in the allowance. Comparatively, impaired loans totaled $6.5 million at December 31, 2015, and $2.9 million of these loans had a reserve of approximately $1.1 million allocated in the allowance.

During the three and six months ended June 30, 2016, we charged-off $82,556 and $116,651 of loans and recorded $18,240 and $26,270 of recoveries on loans previously charged-off, for net charge-offs of $64,316 and $90,381, respectively. Comparatively, we charged-off $20,734 and $41,734 of loans and recorded $24,404 and $39,644 of recoveries on loans previously charged-off, resulting in net recoveries of $3,670 and net charge-offs of $2,090 for the three and six months ended June 30, 2015, respectively.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest bearing deposits provided funding for 60.13% of average earning assets for the six months ended June 30, 2016, respectively and 60.55% for the twelve months ended December 31, 2015. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	June 30, 2016	Percentage	December 31, 2015	Percentage
Deposits:
Non-interest-bearing demand	$128,132,432	33.52%	$122,073,396	34.03%
Interest-bearing demand	92,868,069	24.30%	84,977,640	23.69%
Money market accounts	83,527,123	21.85%	70,233,422	19.58%
Time deposits over $250,000	24,095,180	6.30%	25,896,768	7.22%
Other time deposits	23,681,308	6.20%	28,871,044	8.05%
Other savings deposits	29,918,168	7.83%	26,666,342	7.43%
Total Deposits	$382,222,280	100.00%	$358,718,612	100.00%

Deposits increased 6.55% or $23.5 million from December 31, 2015 to June 30, 2016. These increases were primarily due to larger balances in existing customer accounts as well as new accounts. Certificates of Deposit and other time deposits over $250,000 totaled $24.1 million and $25.9 million at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016 and December 31, 2015, deposits with an aggregate deficit balance of $27,117 and $121,331, respectively were re-classified as other loans.

Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015

Net income increased $58,672 or 4.68% to $1.31 million, or basic and diluted earnings per share of $.27 and $.26, respectively, for the three months ended June 30, 2016, from $1.25 million, or basic and diluted earnings per share of $.26 and $.25, respectively, for the three months ended June 30, 2015. Our return on average assets and average equity for the three months ended June 30, 2016 were 1.30% and 12.82%, respectively, compared with 1.36% and 13.08%, respectively, for the three months ended June 30, 2015.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $226,597 or 6.57% to $3.7 million for the three months ended June 30, 2016 from $3.5 million for the three months ended June 30, 2015. This increase was primarily due to an increase in interest and fee income from loans and interest bearing deposits in other banks (Federal Reserve). Average loans increased $21.5 million or 8.75% to $266.8 million for the three months ended June 30, 2016, compared to $245.3 million for the three months ended June 30, 2015. The yield on average loans (including fees) remained unchanged at 4.84% for the three months ended June 30, 2016 and 2015, respectively. Interest income on loans increased $250,701 for the three months ended June 30, 2016 to $3.2 million from $3.0 million for the three months ended June 30, 2015.

The average balance of interest bearing deposits in other banks increased $14.5 million or 137.25% to $25.1 million for the three months ended June 30, 2016, with a rate of 0.50% as compared to $10.6 million for the three months ended June 30, 2015, with a rate of 0.24%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy for loan losses. For the three months ended June 30, 2016, we had a provision of $140,000 compared to a provision of $70,000 for the same period in the prior year. The increase in the provision for loan losses was based on our analysis of the adequacy of the allowance.

Non-Interest Income

Other income decreased $138,920 or 16.00% to $729,572 for the three months ended June 30, 2016, from $868,492 for the three months ended June 30, 2015. This decrease was primarily due to a decrease of $160,699 or 35.12% in mortgage banking income. Mortgage loan originations decreased $3.2 million resulting in decreases of $241,788 in discount fees and $51,880 in service release premiums during the three months ended June 30, 2016. Service charge fees and commissions increased $14,529 or 5.78% to $265,736 primarily due to increases of $18,191 in debit card fees and $16,590 in wire transfer fees offset by a decrease of $23,654 in business service charge fees and overdraft fees.

Non-Interest Expense

Non-interest expense increased $37,423 or 1.56% to $2,436,881 for the three months ended June 30, 2016, from $2,399,458 for the three months ended June 30, 2015. This increase was primarily due to an increase of $28,398 in other operating expenses from $547,752 for the three months ended June 30, 2015, to $576,150 for the three months ended June 30, 2016. Our professional legal fees increased $21,405 due to costs associated with new compliance rules as well as our investment in a South Carolina Historical Rehabilitation Tax Credit. Our data processing fees increased $18,372 for the three months ended June 30, 2016 due to increased usage of electronic banking by our business and personal customers.

Income Tax Expense

We incurred income tax expense of $518,262 for the three months ended June 30, 2016 as compared to $596,680 during the same period in 2015. Our effective tax rate was 28.31% and 32.25% for the three months ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate during the three months ended June 30, 2016 was primarily due to an investment in a South Carolina Historic Rehabilitation Tax Credit generated from the extensive renovation of a local historic building. This transaction closed on June 24, 2016.

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015

Net income increased $49,449 or 2.01% to $2.51 million, or basic and diluted earnings per share of $.51 and $.50, respectively, for the six months ended June 30, 2016, from $2.46 million, or basic and diluted earnings per share of $.50 and $.49, respectively, for the six months ended June 30, 2015. Our return on average assets and average equity for the six months ended June 30, 2016 was 1.26% and 12.37%, respectively, compared with 1.34% and 13.00%, respectively, for the six months ended June 30, 2015.

Net Interest Income

Net interest income increased $383,392 or 5.61% to $7.2 million for the six months ended June 30, 2016 from $6.8 million for the six months ended June 30, 2015. This increase was primarily due to an increase in interest and fee income from loans and interest bearing deposits in other banks (Federal Reserve). Average loans increased $16.7 million or 6.90% to $259.4 million for the six months ended June 30, 2016, compared to $242.6 million for the six months ended June 30, 2015. The yield on average loans (including fees) remained unchanged at 4.84% for the six months ended June 30, 2016 and 2015, respectively. Interest income on loans increased $419,978 for the six months ended June 30, 2016 to $6.2 million from $5.8 million for the six months ended June 30, 2015.

The average balance of interest bearing deposits in other banks increased $15.0 million or 135.52% to $26.1 million for the six months ended June 30, 2016, with a rate of 0.50% as compared to $11.1 million for the six months ended June 30, 2015, with a rate of 0.25%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy for loan losses. For the six months ended June 30, 2016, we had a provision of $185,000 compared to a provision of $75,000 for the same period in the prior year. The increase in the provision for loan losses was based on our analysis of the adequacy of the allowance.

Non-Interest Income

Other income decreased $76,999 or 4.81% to $1.5 million for the six months ended June 30, 2016, from $1.6 million for the six months ended June 30, 2015. This decrease was primarily due to a decrease of $185,972 or 22.28% in mortgage banking income. Mortgage loan originations decreased $12.6 million resulting in a decrease of $292,670 in discount fees and $75,650 in service release premiums during the six months ended June 30, 2016. Service charge fees and commissions increased $37,774 or 7.73% to $526,267 for the six months ended June 30, 2016, primarily due to an increase of $34,758 in debit card fees. We also realized gains of $348,327 on the sale of investment securities for the six months ended June 30, 2016 as compared to gains of $264,401 for the same period in 2015.

Non-Interest Expense

Non-interest expense increased $221,066 or 4.67% to $4.9 million for the six months ended June 30, 2016, from $4.7 million for the six months ended June 30, 2015. This increase was primarily due to increases in salaries and employee benefits of $103,596 or 3.58% from $2.9 million for the six months ended June 30, 2015 to $3.0 million for the six months ended June 30, 2016. Base wages increased $85,829 to $2.4 million for the six months ended June 30, 2016, as a result of annual merit increases. Our Employee Stock Ownership Plan (“ESOP”) contribution increased $15,000 for the six months ended June 30, 2016, as our monthly contribution increased from $25,000 in 2015 to $27,500 in 2016. We also saw an increase of $100,387 in other operating expenses from $1.1 million for the six months ended June 30, 2015, to $1.2 million for the six months ended June 30, 2016. This increase was primarily due to increases in professional fees, employee training and the FDIC assessment.

Income Tax Expense

We incurred income tax expense of $1.1 million for the six months ended June 30, 2016 as compared to $1.2 million during the same period in 2015. Our effective tax rate was 30.21% and 32.05% for the six months ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate during the six months ended June 30, 2016 was primarily due to an investment in a South Carolina Historic Rehabilitation Tax Credit generated from the extensive renovation of a local historic building. This transaction closed on June 24, 2016.

Off Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $85.6 million and $87.6 million at June 30, 2016 and December 31, 2015, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2016 and December 31, 2015 was $703,237 and $745,187, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $6.5 million at June 30, 2016, to sell loans held for sale of $6.5 million, compared to forward sales commitments of $5.8 million at December 31, 2015, to sell loans held for sale of $5.8 million. The fair value of these commitments was not significant at June 30, 2016 or December 31, 2015. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $12.9 million at June 30, 2016 and $13.1 million at December 31, 2015. For the three and six months ended June 30, 2016 and June 30, 2015, there were no loans repurchased.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 36.14% and 38.83% of total assets at June 30, 2016 and December 31, 2015, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At June 30, 2016, we had unused short-term lines of credit totaling approximately $18 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At June 30, 2016 we could borrow up to $81 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $100,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At June 30, 2016 and December 31, 2015, our liquidity ratio was 33.72% and 37.27%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase. Total shareholders’ equity at June 30, 2016 was $41.5 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Full compliance with all of the final rule requirements will be phased in over a multi-year schedule. The Bank’s total risk-based capital ratio at June 30, 2016 and December 31, 2015 was 14.38% and 15.42%, respectively.

At June 30, 2016, the Company and the Bank were categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10%, 8%, 6.5% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8%, 6%, 4.5%, and 4%, respectively.

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

The Company had no material commitments for capital expenditures as of June 30, 2016 and December 31, 2015, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of June 30, 2016 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Senior Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2016, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. Based on this assessment, management believes that as of June 30, 2016, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.
Page

	(1)	Consolidated Balance Sheets	3
	(2)	Consolidated Statements of Income	4
	(3)	Consolidated Statements of Comprehensive Income	5-6
	(4)	Consolidated Statements of Shareholders’ Equity	7
	(4)	Consolidated Statements of Cash Flows	8
	(5)	Notes to Consolidated Financial Statements	9-28

2.	Exhibits
	2.0	Plan of Reorganization (Filed with 1995 10-KSB)
	3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
	3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
	3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)
	4.0	2016 Proxy Statement (Filed with 2015 10-K)
	10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
	10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
	10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
	10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
	10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed With 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with September 30, 2014 10-Q)
	10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
	10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
	10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
	10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)
	10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
	10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
	10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
	14.0	Code of Ethics (Filed with 2004 10-KSB)
	21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
	31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
	31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
	32.1	Certification pursuant to Section 1350
	32.2	Certification pursuant to Section 1350
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of South Carolina Corporation

August 5, 2016
	By:	/s/Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/
Senior Vice President

