Form 10-Q
period 2016-09-30
BANK OF SOUTH CAROLINA CORP
filed 2016-11-02
CIK 1007273

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-27702

Bank of South Carolina Corporation

(Exact name of registrant issuer as specified in its charter)

South Carolina	57-1021355
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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

As of November 2, 2016 there were 4,948,939 Common Shares outstanding.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2016	December 31, 2015
ASSETS

Cash and due from banks	$7,187,028	$5,295,924
Interest-bearing deposits in other banks	14,576,120	23,898,862
Investment securities available for sale	115,082,608	119,997,585
Mortgage loans to be sold	4,962,967	5,820,239
Loans	266,383,656	242,622,705
Less: Allowance for loan losses	(3,745,111)	(3,417,827)
Net loans	262,638,545	239,204,878
Premises, equipment and leasehold improvements, net	2,218,255	2,289,228
Other real estate owned	521,943	620,394
Accrued interest receivable	1,018,121	1,284,063
Other assets	1,360,838	761,339

Total assets	$409,566,425	$399,172,512

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits:
Non-interest-bearing demand	$119,677,668	$122,073,396
Interest-bearing demand	95,799,297	84,977,640
Money market accounts	76,942,944	70,233,422
Time deposits over $250,000	15,513,613	25,896,768
Other time deposits	28,003,075	28,871,044
Other savings deposits	29,469,957	26,666,342
Total deposits	365,406,554	358,718,612

Accrued interest payable and other liabilities	2,100,380	1,302,188
Total Liabilities	367,506,934	360,020,800

Shareholders' Equity
Common Stock-No par value: 12,000,000 shares authorized; shares issued 5,190,115 at September 30, 2016 and 5,157,996 at December 31, 2015;
shares outstanding 4,948,719 at September 30, 2016 and 4,916,600 at December 31, 2015	—	—
Additional paid in capital	36,733,560	36,341,744
Retained earnings	6,024,488	4,064,834
Treasury stock; 241,396 shares at September 30, 2016 and December 31, 2015	(2,247,415)	(2,247,415)
Accumulated other comprehensive income, net of income taxes	1,548,858	992,549
Total shareholders' equity	42,059,491	39,151,712

Total liabilities and shareholders' equity	$409,566,425	$399,172,512

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2016	2015

Interest and fee income
Loans, including fees	$3,360,151	$2,975,653
Taxable securities	379,039	333,589
Tax-exempt securities	255,231	248,119
Other	35,722	12,311
Total interest and fee income	4,030,143	3,569,672

Interest expense
Deposits	96,467	101,199
Short-term borrowings	—	31
Total interest expense	96,467	101,230

Net interest income	3,933,676	3,468,442
Provision for loan losses	210,000	7,500
Net interest income after provisions for loan losses	3,723,676	3,460,942

Other income
Service charges, fees and commissions	265,769	240,306
Mortgage banking income	409,674	413,077
Other non-interest income	11,143	8,655
Total other income	686,586	662,038

Other expense
Salaries and employee benefits	1,485,621	1,450,852
Net occupancy expense	377,075	372,727
Other operating expenses	721,572	549,163
Total other expense	2,584,268	2,372,742

Income before income tax expense	1,825,994	1,750,238
Income tax expense	399,656	551,319
Net income	$1,426,338	$1,198,919

Weighted average shares outstanding

Basic	4,931,185	4,915,610
Diluted	5,054,723	5,061,685

Basic income per common share	$0.29	$0.24
Diluted income per common share	$0.28	$0.24

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015

Interest and fee income
Loans, including fees	$9,603,030	$8,798,553
Taxable securities	992,658	1,036,038
Tax-exempt securities	734,716	734,716
Other	102,472	25,629
Total interest and fee income	11,432,876	10,594,936

Interest expense
Deposits	283,588	293,356
Short-term borrowings	7	924
Total interest expense	283,595	294,280

Net interest income	11,149,281	10,300,656
Provision for loan losses	395,000	82,500
Net interest income after provisions for loan losses	10,754,281	10,218,156

Other income
Service charges, fees and commissions	792,036	728,799
Mortgage banking income	1,058,438	1,247,813
Other non-interest income	23,385	20,175
Loss on sale of other real estate	(13,450)	—
Gain on sale of securities	348,327	264,401
Total other income	2,208,736	2,261,188

Other expense
Salaries and employee benefits	4,481,067	4,342,702
Net occupancy expense	1,133,784	1,112,354
Other operating expenses	1,928,994	1,656,198
Total other expense	7,543,845	7,111,254

Income before income tax expense	5,419,172	5,368,090
Income tax expense	1,484,989	1,710,774
Net income	$3,934,183	$3,657,316

Weighted average shares outstanding

Basic	4,929,977	4,911,142
Diluted	5,058,837	5,062,695

Basic income per common share	$0.80	$0.74
Diluted income per common share	$0.78	$0.72

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	September 30,
	2016	2015

Net income	$1,426,338	$1,198,919
Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period
Reclassification adjustment for securities gains realized in net income
Other comprehensive income (loss), before tax	(387,289)	797,645
Income tax effect related to items of other comprehensive income (loss)
Other comprehensive income (loss), after tax	(282,601)	502,516
Total comprehensive income	$1,143,736	$1,701,435

	Nine Months Ended
	September 30,
	2016	2015

Net income	$3,934,183	$3,657,316
Other comprehensive income:
Unrealized gain on securities arising during the period
Reclassification adjustment for securities gains realized in net income
Other comprehensive income, before tax	944,314	337,500
Income tax effect related to items of other comprehensive income
Other comprehensive income, after tax	556,309	212,625
Total comprehensive income	$4,490,492	$3,869,941

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

				ACCUMULATED
	ADDITIONAL			OTHER
	PAID IN	RETAINED	TREASURY	COMPREHENSIVE
	CAPITAL	EARNINGS	STOCK	INCOME	TOTAL
December 31, 2014	$28,779,108	$8,640,291	$(1,902,439)	$1,243,022	$36,759,982
Net income	—	3,657,316	—	—	3,657,316
Other comprehensive income	—	—	—	212,625	212,625
Exercise of stock options	113,254	—	—	—	113,254
10% stock dividend
446,597 common
21,945 treasury at $15.72	7,360,703	(7,020,505)	(344,976)	—	(4,778)
Stock-based compensation expense	58,943	—	—	—	58,943
Cash dividends ($0.39 per common share)	—	(1,799,981)	—	—	(1,799,981)
September 30, 2015	$36,312,008	$3,477,121	$(2,247,415)	$1,455,647	$38,997,361

December 31, 2015	$36,341,744	$4,064,834	$(2,247,415)	$992,549	$39,151,712
Net income	—	3,934,183	—	—	3,934,183
Other comprehensive income	—	—	—	556,309	556,309
Exercise of stock options	333,704	—	—	—	333,704
Stock-based compensation expense	58,112	—	—	—	58,112
Cash dividends ($0.40 per common share)	—	(1,974,529)	—	—	(1,974,529)
September 30, 2016	$36,733,560	$6,024,488	$(2,247,415)	$1,548,858	$42,059,491

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net income	$3,934,183	$3,657,316
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	140,276	148,425
Gain on sales and call of securities	(446,041)	(264,401)
Loss on sale of OREO	13,450	—
Provision for loan losses	395,000	82,500
Stock-based compensation expense	58,112	58,943
Net amortization of unearned discounts on investments	223,272	73,622
Origination of mortgage loans held for sale	(57,759,783)	(74,776,964)
Proceeds from sale of mortgage loans held for sale	58,617,055	75,083,908
(Increase) decrease in accrued interest receivable and other assets	(721,562)	334,841
Increase in accrued interest payable and other liabilities	744,530	202,926
Net cash provided by operating activities	5,198,492	4,601,116

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	4,728,518	2,315,000
Proceeds from sales and calls of investment securities available for sale	26,113,400	15,219,799
Purchase of investment securities available for sale	(24,759,858)	(19,278,675)
Proceeds from sale of other real estate owned	85,000	—
Net increase in loans	(23,828,667)	(7,358,989)
Purchase of premises, equipment, and leasehold improvements	(69,303)	(93,833)
Net cash used by investing activities	(17,730,910)	(9,196,698)

Cash flows from financing activities:
Net increase in deposit accounts	6,687,942	21,333,477
Net decrease in short-term borrowings	—	(6,499,540)
Dividends paid	(1,920,866)	(1,740,932)
Cash paid for fractional shares	—	(4,778)
Stock options exercised	333,704	113,254
Net cash provided by financing activities	5,100,780	13,201,481
Net (decrease) increase in cash and cash equivalents	(7,431,638)	8,605,899
Cash and cash equivalents at beginning of period	29,194,786	10,379,048

Cash and cash equivalents at end of period	$21,763,148	$18,984,947

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$308,857	$313,689
Income taxes	$1,669,840	$1,631,252

Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain on available for sale securities, net of tax	$556,309	$212,625
Change in dividends payable	$53,663	$59,049
Transfer of loans to other real estate owned	$—	$98,451

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

In August 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. We do not expect these amendments to have a material effect on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

Note 2: Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	September 30, 2016
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$23,996,534	$333,623	$—	$24,330,157
Government-Sponsored Enterprises	46,532,303	920,517	76,858	47,375,962
Municipal Securities	42,095,272	1,351,372	70,155	43,376,489
Total	$112,624,109	$2,605,512	$147,013	$115,082,608

	December 31, 2015
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$34,517,996	$161,037	$45,360	$34,633,673
Government-Sponsored Enterprises	51,136,426	281,650	133,744	51,284,332
Municipal Securities	32,767,694	1,340,610	28,724	34,079,580
Total	$118,422,116	$1,783,297	$207,828	$119,997,585

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost and estimated fair value of investment securities available for sale by contractual maturity for the periods indicated:

	September 30, 2016		December 31, 2015
	AMORTIZED COST	ESTIMATED FAIR VALUE	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$3,010,876	$3,025,977	$3,311,346	$3,326,249
Due in one year to five years	81,399,920	83,106,646	69,870,930	70,584,179
Due in five years to ten years	23,121,280	23,857,968	41,930,801	42,670,986
Due in ten years and over	5,092,033	5,092,017	3,309,039	3,416,171
Total	$112,624,109	$115,082,608	$118,422,116	$119,997,585

Securities pledged to secure deposits at September 30, 2016 and December 31, 2015, had a carrying amount of $47.8 million and $48.0 million, respectively.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	Less Than 12 months			12 months or longer			Total
Available for sale	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
As of September 30, 2016

U.S. Treasury Notes	—	$—	$—	—	$—	$—	—	$—	$—
Government Sponsored Enterprises	4	10,512,585	76,858	—	—	—	4	10,512,585	76,858
Municipal Securities	15	6,772,212	70,155	—	—	—	15	6,772,212	70,155
Total	19	$17,284,797	$147,013	—	$—	$—	19	$17,284,797	$147,013

	Less Than 12 months			12 months or longer			Total
Available for sale	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
As of December 31, 2015

U.S. Treasury Notes	2	$10,064,063	$45,360	—	$—	$—	2	$10,064,063	$45,360
Government Sponsored Enterprises	2	7,475,445	38,538	1	5,002,335	95,206	3	12,477,780	133,744
Municipal Securities	6	4,361,149	28,724	—	—	—	6	4,361,149	28,724
Total	10	$21,900,657	$112,622	1	$5,002,335	$95,206	11	$26,902,992	$207,828

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We received proceeds from sales and calls of securities available for sale and gross realized gains and losses as follows:

	For the Three Months Ended
	September 30,
	2016	2015
Gross proceeds	$4,902,286	$—
Gross realized gains	97,714	—
Gross realized losses	—	—

	For the Nine Months Ended
	September 30,
	2016	2015
Gross proceeds	$25,667,359	$15,219,799
Gross realized gains	446,041	264,401
Gross realized losses	—	—

The tax provision related to these gains was $36,154 for the three months ended September 30, 2016 and $165,035 and $97,829 for the nine months ended September 30, 2016 and 2015, respectively.

Note 3: Loans and Allowance for Loan Losses

Major classifications of loans (net of deferred loan fees of $142,460 at September 30, 2016, and $118,188 at December 31, 2015) are as follows:

	September 30,	December 31,
	2016	2015

Commercial Loans	$48,155,901	$50,938,265
Commercial real estate:
Commercial real estate construction	1,189,986	1,005,118
Commercial real estate other	127,715,800	115,736,034
Consumer
Consumer real estate	83,531,237	69,777,307
Consumer other	5,790,732	5,165,981
	266,383,656	242,622,705
Allowance for Loan losses	(3,745,111)	(3,417,827)
Loans, net	$262,638,545	$239,204,878

We had $109.4 million and $102.1 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at September 30, 2016 and at December 31, 2015, respectively.

Our portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Our internal credit risk grading system is based on experience with similarly graded loans, industry best practices, and regulatory guidance.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our internally assigned grades pursuant to the Board-approved lending policy are as follows:

•	Excellent (1) The borrowing entity has more than adequate cash flow, unquestionable strength, strong earnings and capital where applicable, and no overdrafts.

•	Good (2) The Borrowing entity has dependable cash flow, better than average financial condition, good capital and usually no overdrafts.

•	Satisfactory (3) The borrowing entity has adequate cash flow, satisfactory financial condition, explainable overdrafts (if any).

•	Watch (4) The borrowing entity has generally adequate, yet inconsistent cash flow, cyclical earnings, weak capital, loan to/from stockholders, and infrequent overdrafts. The borrower has consistent yet sometimes unpredictable sales and growth.

•	OAEM (5) The borrowing entity has marginal cash flow, occasional past dues, and frequent and unexpected working capital needs.

•	Substandard (6) The borrowing entity has a cash flow barely sufficient to service debt, deteriorated financial condition, bankruptcy possible. The borrowing entity has declining sales, rising costs, and may need to look for secondary source of repayment.

•	Doubtful (7) The borrowing entity has negative cash flow. Survival of the business is at risk, full repayment is unlikely, and there are frequent and unexplained overdrafts. The borrowing entity shows declining trends and no operating profits.

•	Loss (8) The borrowing entity has negative cash flow with no alternatives. Survival of the business is unlikely.

The following table illustrates credit risks by category and internally assigned grades at September 30, 2016 and December 31, 2015. “Pass” includes loans internally graded as excellent, good and satisfactory.

	September 30, 2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$43,904,613	$771,969	$122,873,476	$80,614,704	$5,434,552	$253,599,314
Watch	1,109,909	418,017	890,620	959,998	217,141	3,595,685
OAEM	1,678,655	—	652,460	641,604	34,724	3,007,443
Substandard	1,462,724	—	3,299,244	1,314,931	104,315	6,181,214
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$48,155,901	$1,189,986	$127,715,800	$83,531,237	$5,790,732	$266,383,656

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$46,865,088	$572,101	$110,040,948	$65,941,806	$4,857,576	$228,277,519
Watch	1,096,200	433,017	940,073	2,490,339	175,489	5,135,118
OAEM	1,337,002	—	1,203,518	99,743	26,961	2,667,224
Substandard	1,639,975	—	3,551,495	1,245,419	105,955	6,542,844
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$50,938,265	$1,005,118	$115,736,034	$69,777,307	$5,165,981	$242,622,705

The following tables include an aging analysis of the recorded investment of past-due financing receivable by class:

	September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accuring Interest
Commercial Loans	$94,329	$1,038,198	$125,244	$1,257,771	$46,898,130	$48,155,901	$125,244
Commercial real estate:
Commercial real estate construction	—	—	—	—	1,189,986	1,189,986	—
Commercial real estate other	89,908	—	1,735,695	1,825,603	125,890,197	127,715,800	64,777
Consumer
Consumer real estate	200,649	—	—	200,649	83,330,588	83,531,237	—
Consumer other	22,380	—	—	22,380	5,768,352	5,790,732	—
Total	$407,266	$1,038,198	$1,860,939	$3,306,403	$263,077,253	$266,383,656	$190,021

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accuring Interest
Commercial Loans	$1,162,676	$250,370	$4,317	$1,417,363	$49,520,902	$50,938,265	$—
Commercial real estate:
Commercial real estate construction	—	—	—	—	1,005,118	1,005,118	—
Commercial real estate other	91,607	1,215,473	1,152,774	2,459,854	113,276,180	115,736,034	—
Consumer
Consumer real estate	68,240	249,754	82,015	400,009	69,377,298	69,777,307	—
Consumer other	69,333	58,116	6,056	133,505	5,032,476	5,165,981	1,606
Total	$1,391,856	$1,773,713	$1,245,162	$4,410,731	$238,211,974	$242,622,705	$1,606

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were three loans at September 30, 2016 and one loan at December 31, 2015, over 90 days past due and still accruing interest. The following table summarizes the balances of non-accrual loans:

	Loans Receivable on Non-Accrual
	For the Period Ending
	September 30, 2016	December 31, 2015

Commercial Loans	$65,000	$4,317
Commercial real estate:
Commercial real estate construction	—	—
Commercial real estate other	1,891,540	1,970,306
Consumer
Consumer real estate	—	82,015
Consumer other	2,939	4,450
Total	$1,959,479	$2,061,088

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance by loan category for the three and nine months ended September 30, 2016 and September 30, 2015. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

	Three Months Ended
	September 30, 2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Beginning Balance	$1,490,327	$57,374	$1,186,524	$629,773	$148,448	$3,512,446
Charge-offs	—	—	—	—	—	—
Recoveries	1,500	—	20,000	—	1,165	22,665
Provision	4,512	524	98,398	119,044	(12,478)	210,000
Ending Balance	$1,496,339	$57,898	$1,304,922	$748,817	$137,135	$3,745,111

	Nine Months Ended
	September 30, 2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Beginning Balance	$896,854	$59,861	$1,345,094	$941,470	$174,548	$3,417,827
Charge-offs	(33,045)	—	—	(82,015)	(1,591)	(116,651)
Recoveries	2,784	—	44,000	—	2,151	48,935
Provision	629,746	(1,963)	(84,172)	(110,638)	(37,973)	395,000
Ending Balance	$1,496,339	$57,898	$1,304,922	$748,817	$137,135	$3,745,111

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	September 30, 2015
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Beginning Balance	$1,044,329	$44,318	$1,186,043	$913,129	$219,939	$3,407,758
Charge-offs	(99,737)	—	(34,252)	(6,075)	(19,274)	(159,338)
Recoveries	—	—	17,000	6,075	10,276	33,351
Provision	3,450	5,442	51,175	(1,886)	(50,681)	7,500
Ending Balance	$948,042	$49,760	$1,219,966	$911,243	$160,260	$3,289,271

	Nine Months Ended
	September 30, 2015
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Beginning Balance	$1,211,130	$42,904	$1,112,387	$863,351	$105,076	$3,334,848
Charge-offs	(99,737)	—	(55,252)	(6,075)	(40,007)	(201,071)
Recoveries	9,164	—	47,000	6,075	10,755	72,994
Provision	(172,515)	6,856	115,831	47,892	84,436	82,500
Ending Balance	$948,042	$49,760	$1,219,966	$911,243	$160,260	$3,289,271

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans.

	September 30, 2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$1,076,158	$—	$307,975	$71,923	$92,929	$1,548,985
Collectively evaluated for impairment	420,181	57,898	996,947	676,894	44,206	2,196,126
Total Allowance for Losses	$1,496,339	$57,898	$1,304,922	$748,817	$137,135	$3,745,111

Loan Receivable
Individually evaluated for impairment	$1,452,006	$—	$3,323,576	$1,314,931	$92,929	$6,183,441
Collectively evaluated for impairment	46,703,895	1,189,986	124,392,224	82,216,306	5,697,803	260,200,215
Total Loans Receivable	$48,155,901	$1,189,986	$127,715,800	$83,531,237	$5,790,732	$266,383,656

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$387,979	$—	$253,105	$342,320	$100,103	$1,083,507
Collectively evaluated for impairment	508,875	59,861	1,091,989	599,150	74,445	2,334,320
Total Allowance for Losses	$896,854	$59,861	$1,345,094	$941,470	$174,548	$3,417,827

Loan Receivable
Individually evaluated for impairment	$1,639,974	$—	$3,551,495	$1,245,419	$105,819	$6,542,707
Collectively evaluated for impairment	49,298,291	1,005,118	112,184,539	68,531,888	5,060,162	236,079,998
Total Loans Receivable	$50,938,265	$1,005,118	$115,736,034	$69,777,307	$5,165,981	$242,622,705

As of September 30, 2016 and December 31, 2015, loans individually evaluated and considered impaired are presented in the following table:

	Impaired and Restructured Loans
	As of
	September 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$375,847	$375,847	$—	$692,831	$692,831	$—
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	2,245,717	2,245,717	—	2,476,018	2,476,018	—
Consumer Real Estate	1,243,008	1,243,008	—	450,402	450,402	—
Consumer Other	—	—	—	5,715	5,715	—
	$3,864,572	$3,864,572	$—	$3,624,966	$3,624,966	$—

With an allowance recorded:
Commercial	$1,076,158	$1,076,158	$1,076,158	$947,143	$947,143	$387,979
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,077,858	1,077,858	307,975	1,075,477	1,075,477	253,105
Consumer Real Estate	71,923	71,923	71,923	795,017	795,017	342,320
Consumer Other	92,929	92,929	92,929	100,104	100,104	100,103
	$2,318,868	$2,318,868	$1,548,985	$2,917,741	$2,917,741	$1,083,507
Total
Commercial	$1,452,006	$1,452,006	$1,076,158	$1,639,974	$1,639,974	$387,979
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	3,323,576	3,323,576	307,975	3,551,495	3,551,495	253,105
Consumer Real Estate	1,314,931	1,314,931	71,923	1,245,419	1,245,419	342,320
Consumer Other	92,929	92,929	92,929	105,819	105,819	100,103
	$6,183,441	$6,183,441	$1,548,985	$6,542,707	$6,542,707	$1,083,507

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	Three Months Ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$380,933	$4,674	$736,376	$11,289
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	2,253,994	19,738	2,689,602	37,625
Consumer Real Estate	1,243,008	16,205	450,053	4,559
Consumer Other	—	—	6,930	146
	$3,877,935	$40,617	$3,882,961	$53,619
With an allowance recorded:
Commercial	$1,085,201	$19,406	$989,914	$11,865
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	1,068,622	5,330	1,253,113	14,333
Consumer Real Estate	71,963	770	914,480	10,495
Consumer Other	95,367	473	98,486	1,415
	$2,321,153	$25,979	$3,255,993	$38,108
Total
Commercial	$1,466,134	$24,080	$1,726,290	$23,154
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	3,322,617	25,068	3,942,715	51,958
Consumer Real Estate	1,314,971	16,975	1,364,533	15,054
Consumer Other	95,367	473	105,416	1,561
	$6,199,088	$66,596	$7,138,954	$91,727

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$392,826	$15,393	$763,464	$33,861
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	2,263,927	69,962	2,646,960	111,164
Consumer Real Estate	1,242,373	43,220	450,053	14,009
Consumer Other	—	—	7,139	224
	$3,899,126	$128,575	$3,867,616	$159,258
With an allowance recorded:
Commercial	$1,095,411	$49,770	$1,026,875	$37,673
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	1,070,048	12,008	1,254,696	43,702
Consumer Real Estate	72,025	1,776	920,347	29,772
Consumer Other	99,864	3,777	100,889	4,462
	$2,337,348	$67,331	$3,302,807	$115,609
Total
Commercial	$1,488,237	$65,163	$1,790,339	$71,534
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	3,333,976	81,970	3,901,656	154,866
Consumer Real Estate	1,314,398	44,996	1,370,400	43,781
Consumer Other	99,864	3,777	108,028	4,686
	$6,236,474	$195,906	$7,170,423	$274,867

Restructured loans were $444,145 (3 loans) and $458,268 (3 loans) at September 30, 2016 and December 31, 2015, respectively. Restructured loans were granted extended payment terms with no principal reduction. All restructured loans were performing as agreed as of September 30, 2016 and December 31, 2015, respectively. There were no additional loans identified as a troubled debt restructuring (“TDR”) during the three or nine months ended September 30, 2016 or 2015. No TDRs defaulted during the three or nine months ended September 30, 2016 and 2015, which were modified within the previous twelve months.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1: valuation is based upon unadjusted quoted market prices for identical instruments traded in active markets.
•	Level 2: valuation is based upon quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by market data.
•	Level 3: valuation is derived from other valuation methodologies, including discounted cash flow models and similar techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in determining fair value.

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

Derivative Instruments

Derivative instruments include interest rate lock commitments and forward sale commitments. These instruments are valued based on the change in the value of the underlying loan between the commitment date and the end of the period. We classify these instruments as Level 3. The fair value of these commitments was not significant at September 30, 2016 or December 31, 2015.

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of September 30, 2016 and December 31, 2015.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
	Quoted Market Price in active markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury Notes	$24,330,157	$—	$—	$24,330,157
Government-Sponsored Enterprises	—	47,375,962	—	47,375,962
Municipal Securities	—	31,982,158	11,394,331	43,376,489
Total	$24,330,157	$79,358,120	$11,394,331	$115,082,608

	December 31, 2015
	Quoted Market Price in active markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
U.S. Treasury Notes	$34,633,673	$—	$—	$34,633,673
Government-Sponsored Enterprises	—	51,284,332	—	51,284,332
Municipal Securities	—	28,861,902	5,217,678	34,079,580
Total	$34,633,673	$80,146,234	$5,217,678	$119,997,585

There were no liabilities recorded at fair value on a recurring basis as of September 30, 2016 or December 31, 2015.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and September 30, 2015, respectively:

	Three Months Ended
	September 30,
	2016	2015
Beginning Balance	$7,704,814	$3,289,314
Total gains or (losses)
(realized/unrealized)
included in earnings
Included in other comprehensive income	27,965	(19,967)
Purchases, issuances and settlements	3,717,482	1,930,000
Transfers in and/or out of level 3	—	—
Ending balance	$11,394,331	$5,199,347

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30,
	2016	2015
Beginning Balance	$5,217,678	$1,377,089
Total gains or (losses)
(realized/unrealized)
included in earnings
Included in other comprehensive income	5,171	(52,742)
Purchases, issuances and settlements	6,171,482	3,875,000
Transfers in and/or out of level 3	—	—
Ending balance	$11,394,331	$5,199,347

There were no transfers between fair value levels during the three or nine months ended September 30, 2016 or September 30, 2015.

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

In accordance with Accounting Standards Codification (“ASC”) 820 “Fair Value Measurement”, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. At September 30, 2016 and December 31, 2015, substantially all of the impaired loans were evaluated based on the fair value of the collateral. These impaired loans are classified as Level 3. Impaired loans measured using discounted future cash flows are not deemed to be measured at fair value.

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

The following table presents information about certain assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2016, and December 31, 2015:

	September 30, 2016
	Quoted Market Price in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$4,258,608	$4,258,608
Other real estate owned	—	—	521,943	521,943
Loans held for sale	—	4,962,967	—	4,962,967
Total	$—	$4,962,967	$4,780,551	$9,743,518

	December 31, 2015
	Quoted Market Price in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$—	$—	$4,201,489	$4,201,489
Other real estate owned	—	—	620,394	620,394
Loans held for sale	—	5,820,239	—	5,820,239
Total	$—	$5,820,239	$4,821,883	$10,642,122

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2016 or December 31, 2015.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2016:

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs

Impaired Loans	Discounted Appraisals	Collateral Discounts	0 – 35%

Other Real Estate Owned	Appraisal Value/ Comparison Sales/Other Estimates	Appraisals and/or Sales of Comparable Properties	Appraisals Discounted 10% to 20% for Sales Commissions and Other Holding Costs

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

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans at September 30, 2016 and December 31, 2015, approximate market.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of September 30, 2016 and December 31, 2015. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	September 30, 2016
	Carrying Amount	Estimated Fair Value	Level 1		Level 2		Level 3
Financial Assets:
Cash and due from banks	$7,187,028	$7,187,028	$7,187,028	$		$
Interest-bearing deposits in other banks	14,576,120	14,576,120	14,576,120
Investments available for sale	115,082,608	115,082,608	24,330,157		79,358,120		11,394,331
Mortgage loans to be sold	4,962,967	4,962,967			4,962,967
Loans	266,383,656	266,185,324					266,185,324
Accrued interest receivable	1,018,121	1,018,121			1,018,121
Financial Liabilities:
Demand deposits	321,889,866	321,889,866			321,889,866
Time deposits	43,516,688	43,525,203			43,525,203
Accrued interest payable	48,158	48,158			48,158

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1		Level 2		Level 3
Financial Assets:
Cash and due from banks	$5,295,924	$5,295,924	$5,295,924	$		$
Interest-bearing deposits in other banks	23,898,862	23,898,862	23,898,862
Investments available for sale	119,997,585	119,997,585	34,633,673		80,146,234		5,217,678
Mortgage loans to be sold	5,820,239				5,820,239
Loans	242,622,705	242,581,154					242,581,154
Accrued interest receivable	1,284,063	1,284,063			1,284,063
Financial Liabilities:
Demand deposits	303,950,800	303,950,800			303,950,800
Time deposits	54,767,812	54,780,915			54,780,915
Accrued interest payable	73,421	73,421			73,421

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	September 30,
	2016	2015
Numerator:
Net Income	$1,426,338	$1,198,919

Denominator:
Weighted average shares outstanding	4,931,185	4,915,610
Effect of dilutive shares	123,538	146,075
Weighted average shares outstanding-diluted	5,054,723	5,061,685

Earnings per share
Basic	$0.29	$0.24
Diluted	$0.28	$0.24

	Nine Months Ended
	September 30,
	2016	2015
Numerator:
Net Income	$3,934,183	$3,657,316

Denominator:
Weighted average shares outstanding	4,929,977	4,911,142
Effect of dilutive shares	128,860	151,553
Weighted average shares outstanding-diluted	5,058,837	5,062,695

Earnings per share
Basic	$0.80	$0.74
Diluted	$0.78	$0.72

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $409.6 million in assets as of September 30, 2016 and net income of $1.4 million and $3.9 million for the three and nine months ended September 30, 2016, respectively. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position and operating results as of September 30, 2016 and December 31, 2015, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

Critical Accounting Policies

Our critical accounting policies which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of September 30, 2016, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents decreased 25.46% or $7.4 million to $21.8 million at September 30, 2016, from $29.2 million at December 31, 2015. This decrease is due to a reduction in funds received from mortgage loans sold as well as an increase in funds used for securities purchases. Please refer to our Consolidated Statements of Cash Flows for more information on our operating, investing and financing activities.

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

We use the investment securities portfolio for multiple purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledging of public funds.

At September 30, 2016, our available for sale investment portfolio included U. S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $115.1 million and an amortized cost of $112.6 million for a net unrealized gain of $2.5 million. At September 30, 2016 and December 31, 2015, our investment securities portfolio represented approximately 28.10% and 30.06% of our total assets, respectively. The average yield on our investment securities was 2.01% and 2.16% at September 30, 2016 and December 31, 2015, respectively.

We had twelve Municipal Securities totaling $4.7 million that matured in the nine months ended September 30, 2016. One Government-Sponsored Enterprise Security totaling $5.0 million was called for a gain of $97,714 during the nine months ended September 31, 2016. In addition, we sold three U.S. Treasury Notes and two Government Sponsored Enterprises totaling $20.8 million during the same period. We purchased thirty-six Municipal Securities with a face value of $23.6 million and four Government Sponsored Enterprises with a face value of $10.0 million during the nine months ended September 30, 2016.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets and typically require a personal guarantee. Substantially all of our loans are to borrowers located in our market area of Charleston, Dorchester and Berkeley Counties of South Carolina.

Net loans increased $23.4 million, or 9.80%, to $262.6 million at September 30, 2016 from $239.2 million at December 31, 2015. We believe that economic conditions in our primary market area are continuing to improve, and that these improving conditions are contributing to an increase in loan demand. The amount of commercial real estate loans as a percentage of total loans continues to increase as a result of strong real estate demand in our markets.

The following is a summary of our loan portfolio composition (net of deferred fees of $142,460 at September 30, 2016 and $118,188 at December 31, 2015) and the corresponding percentage of total loans as of the dates indicated. Our commercial real estate experienced the largest growth of $13.8 million or 19.71%.

	September 30,		December 31,
	2016	Percent	2015	Percent

Commercial Loans	$48,155,901	18.08%	$50,938,265	20.99%
Commercial real estate:
Commercial real estate construction	1,189,986	0.45%	1,005,118	0.41%
Commercial real estate other	127,715,800	47.94%	115,736,034	47.70%
Consumer
Consumer real estate	83,531,237	31.36%	69,777,307	28.76%
Consumer other	5,790,732	2.17%	5,165,981	2.13%
	266,383,656	100.00%	242,622,705	100.00%
Allowance for Loan losses	(3,745,111)		(3,417,827)
Loans, net	$262,638,545		$239,204,878

Non-performing Assets

Non-performing Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, loans on nonaccrual status and TDRs. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to non-performing loans requires the borrower to make a minimum of nine consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. At September 30, 2016 we had three loans 90 days past due still accruing interest.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. At September 30, 2016, we determined that we had three loans totaling $444,145, that we considered TDRs. At December 31, 2015, we had three loans totaling $458,268, that we considered TDRs.

Non-performing loans include all loans past due 90 days and over, certain impaired loans (some of which may be contractually current), and TDR loans that have not yet established a satisfactory period of payment performance (some of which may be contractually current). Non-performing assets include other real estate owned, which decreased by $98,451 from December 31, 2015 due to the sale of one property. We recorded a loss of $13,450 on this sale. The balance at September 30, 2016 of $521,943 represents one commercial property.

The following table is a summary of our non-performing assets, including accruing TDRs.

	September 30, 2016	December 31, 2015

Commercial Loans	$65,000	$4,317
Commercial real estate other	1,891,540	1,970,306
Consumer real estate	—	82,015
Consumer other	2,939	4,450
Total nonaccrual loans	1,959,479	2,061,088
Accruing troubled debt restructuring	444,145	458,268
Other real estate owned	521,943	620,394
Total nonperforming loans	$2,925,567	$3,139,750

Allowance for Loan Losses

The allowance for loan losses was $3.7 million and $3.4 million at September 30, 2016 and December 31, 2015, respectively, or 1.41% and 1.41% of outstanding loans, respectively. At September 30, 2016 and December 31, 2015, the allowance for loan losses represented 128.01% and 108.86% of the total amount of non-performing loans. Based on the level of coverage on non-performing loans and analysis of our loan portfolio, we believe the allowance for loan losses at September 30, 2016 is adequate.

At September 30, 2016, impaired loans totaled $6.2 million, for which $2.3 million of these loans had a reserve of approximately $1.5 million allocated in the allowance for loan losses. Comparatively, impaired loans totaled $6.5 million at December 31, 2015, and $2.9 million of these loans had a reserve of approximately $1.1 million allocated in the allowance.

During the three months ended September 30, 2016 we recorded no charge-offs. A total of $116,651 was charged-off during the nine months ended September 30, 2016. During the three and nine months ended September 30, 2016 we recorded recoveries of $22,665 and $48,935 on loans previously charged-off, for net recoveries of $22,665 and net charge-offs of $67,716, respectively. Comparatively, we recorded $159,338 and $201,071 of charge-offs and recorded $33,351 and $72,994 of recoveries on loans previously charged-off, resulting in net charge-offs of $125,987 and $128,077 for the three and nine months ended September 30, 2015, respectively.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest bearing deposits provided funding for 60.58% of average earning assets for the nine months ended September 30, 2016 and 60.55% for the twelve months ended December 31, 2015. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	September 30, 2016	Percentage	December 31, 2015	Percentage
Deposits:
Non-interest-bearing demand	$119,677,668	33.52%	$122,073,396	34.03%
Interest-bearing demand	95,799,297	24.30%	84,977,640	23.69%
Money market accounts	76,942,944	21.85%	70,233,422	19.58%
Time deposits over $250,000	15,513,613	6.30%	25,896,768	7.22%
Other time deposits	28,003,075	6.20%	28,871,044	8.05%
Other savings deposits	29,469,957	7.83%	26,666,342	7.43%
Total deposits	$365,406,554	100.00%	$358,718,612	100.00%

Deposits increased 1.86% or $6.7 million from December 31, 2015 to September 30, 2016. These increases were primarily due to larger balances in existing customer accounts as well as new accounts. Time deposits over $250,000 totaled $15.5 million and $25.9 million at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016 and December 31, 2015, deposits with an aggregate deficit balance of $48,510 and $121,331, respectively were re-classified as other loans.

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015

Net income increased $227,419 or 18.97% to $1.43 million, or basic and diluted earnings per share of $.29 and $.28, respectively, for the three months ended September 30, 2016, from $1.20 million, or basic and diluted earnings per share of $.24 and $.24, respectively, for the three months ended September 30, 2015. Our return on average assets and average equity for the three months ended September 30, 2016 were 1.39% and 13.74%, respectively, compared with 1.27% and 12.41%, respectively, for the three months ended September 30, 2015.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $465,234 or 13.41% to $4.0 million for the three months ended September 30, 2016 from $3.5 million for the three months ended September 30, 2015. This increase was primarily due to an increase in interest and fee income from loans and interest bearing deposits in other banks (Federal Reserve). In addition, we had a realized gain of $97,714 on the call of an investment security. Average loans increased $31.2 million or 12.80% to $274.8 million for the three months ended September 30, 2016, compared to $243.6 million for the three months ended September 30, 2015. The yield on average loans (including fees) was 4.86% and 4.85% for the three months ended September 30, 2016 and 2015, respectively. Interest income on loans increased $384,498 for the three months ended September 30, 2016 to $3.4 million from $3.0 million for the three months ended September 30, 2015.

The average balance of interest bearing deposits in other banks increased $5.9 million or 27.45% to $27.3 million for the three months ended September 30, 2016, with a rate of 0.52% as compared to $21.4 million for the three months ended September 30, 2015, with a rate of 0.23%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy for loan losses. For the three months ended September 30, 2016, we had a provision of $210,000 compared to a provision of $7,500 for the same period in the prior year. The increase in the provision for loan losses was based on the significant increase in loan volume as part of our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income increased $24,548 or 3.71% to $686,586 for the three months ended September 30, 2016, from $662,038 for the three months ended September 30, 2015. Our service charge fees and commissions increased $25,463 or 10.60% to $265,769 primarily due to increases of $16,359 in debit card fees and $18,678 in wire transfer fees offset by a decrease of $19,207 in business service charge fees and overdraft fees.

Non-Interest Expense

Non-interest expense increased $211,526 or 8.91% to $2.6 million for the three months ended September 30, 2016, from $2.4 million for the three months ended September 30, 2015. This increase was primarily due to an increase of $172,409 in other operating expenses from $549,163 for the three months ended September 30, 2015, to $721,572 for the three months ended September 30, 2016. We had amortization expense of $162,500 associated with our investment in a South Carolina Historic Rehabilitation Tax Credit. Our data processing fees increased $18,264 for the three months ended September 30, 2016 due to the implementation of Europay, MasterCard , Visa Cards (“EMV”) and mobile banking.

Income Tax Expense

We incurred income tax expense of $399,656 for the three months ended September 30, 2016 as compared to $551,319 during the same period in 2015. Our effective tax rate was 21.89% and 31.50% for the three months ended September 30, 2016 and 2015, respectively. The decrease in the effective tax rate during the three months ended September 30, 2016 was primarily due to our investment in a South Carolina Historic Rehabilitation Tax Credit generated from the extensive renovation of a local historic building. This transaction closed on June 24, 2016.

Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015

Net income increased $276,867 or 7.57% to $3.93 million, or basic and diluted earnings per share of $.80 and $.78, respectively, for the nine months ended September 30, 2016, from $3.66 million, or basic and diluted earnings per share of $.74 and $.72, respectively, for the nine months ended September 30, 2015. Our return on average assets and average equity for the nine months ended September 30, 2016 was 1.29% and 12.73%, respectively, compared with 1.31% and 12.75%, respectively, for the nine months ended September 30, 2015.

Net Interest Income

Net interest income increased $848,624 or 8.24% to $11.1 million for the nine months ended September 30, 2016 from $10.3 million for the nine months ended September 30, 2015. This increase was primarily due to an increase in interest and fee income from loans and interest bearing deposits in other banks (Federal Reserve). In addition, we had a realized gain of $97,714 on the call of an investment security. Average loans increased $21.5 million or 8.86% to $264.4 million for the nine months ended September 30, 2016, compared to $242.9 million for the nine months ended September 30, 2015. The yield on average loans (including fees) was 4.85% and 4.84% for the nine months ended September 30, 2016 and 2015, respectively. Interest income on loans increased $804,477 for the nine months ended September 30, 2016 to $9.6 million from $8.8 million for the nine months ended September 30, 2015.

The average balance of interest bearing deposits in other banks increased $11.9 million or 81.96% to $26.5 million for the nine months ended September 30, 2016, with a rate of 0.52% as compared to $14.6 million for the nine months ended September 30, 2015, with a rate of 0.24%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy for loan losses. For the nine months ended September 30, 2016, we had a provision of $395,000 compared to a provision of $82,500 for the same period in the prior year. The increase in the provision for loan losses was based on the significant increase in loan volume as part of our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income decreased $52,452 or 2.32% to $2.2 million for the nine months ended September 30, 2016. Mortgage banking income decreased $189,375 due to a decrease of $17.0 million in mortgage loan originations for the nine months ended September 30, 2016 from originations of $74.8 million for the nine months ended September 30, 2015. This decrease was offset by an increase in service charge fees and commissions and gains realized on the sale of securities. Service charge fees and commissions increased $63,237 or 8.68% to $792,036 for the nine months ended September 30, 2016, primarily due to an increase of $51,117 in debit card fees. We also realized gains of $348,327 on the sale of investment securities for the nine months ended September 30, 2016 as compared to gains of $264,401 for the same period in 2015.

Non-Interest Expense

Non-interest expense increased $432,591 or 6.08% to $7.5 million for the nine months ended September 30, 2016, from $7.1 million for the nine months ended September 30, 2015. This increase was primarily due to increases in salaries and employee benefits of $138,365 or 3.19% from $4.3 million for the nine months ended September 30, 2015 to $4.5 million for the nine months ended September 30, 2016. Base wages increased $118,743 for the nine months ended September 30, 2016, as a result of annual merit increases. Our Employee Stock Ownership Plan (“ESOP”) contribution expense increased $22,500 for the nine months ended September 30, 2016, as our monthly contribution increased from $25,000 in 2015 to $27,500 in 2016. In August 2016, our monthly contribution was increased by our Board of Directors to $30,000. We also saw an increase of $272,796 in other operating expenses from $1.7 million for the nine months ended September 30, 2015, to $1.9 million for the nine months ended September 30, 2016. This increase was primarily due to increases in professional fees, data processing fees, employee training and amortization expense associated with our investment in a South Carolina Historical Rehabilitation Tax Credit.

Income Tax Expense

We incurred income tax expense of $1.5 million for the nine months ended September 30, 2016 as compared to $1.7 million during the same period in 2015. Our effective tax rate was 27.40% and 31.87% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the effective tax rate during the nine months ended September 30, 2016 was primarily due to our investment in a South Carolina Historic Rehabilitation Tax Credit generated from the extensive renovation of a local historic building. This transaction closed on June 24, 2016.

Off Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $85.4 million and $87.6 million at September 30, 2016 and December 31, 2015, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2016 and December 31, 2015 was $828,237 and $745,187, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $5.0 million at September 30, 2016, to sell loans held for sale of $5.0 million, compared to forward sales commitments of $5.8 million at December 31, 2015, to sell loans held for sale of $5.8 million. The fair value of these commitments was not significant at September 30, 2016 or December 31, 2015. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $9.1 million at September 30, 2016 and $13.1 million at December 31, 2015. For the three and nine months ended September 30, 2016 and September 30, 2015, there were no loans repurchased.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 34.62% and 38.83% of total assets at September 30, 2016 and December 31, 2015, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At September 30, 2016, we had unused short-term lines of credit totaling approximately $18 million (which can be withdrawn at the lender's option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At September 30, 2016 we could borrow up to $82 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $100,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At September 30, 2016 and December 31, 2015, our liquidity ratio was 33.06 and 37.27%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase. Total shareholders’ equity at September 30, 2016 was $42.1 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Full compliance with all of the final rule requirements will be phased in over a multi-year schedule. The Bank’s total risk-based capital ratio at September 30, 2016 and December 31, 2015 was 15.05% and 15.42%, respectively.

At September 30, 2016, the Company and the Bank were categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10%, 8%, 6.5% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8%, 6%, 4.5%, and 4%, respectively.

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

The Company had no material commitments for capital expenditures as of September 30, 2016 and December 31, 2015, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of September 30, 2016 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Senior Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2016, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. Based on this assessment, management believes that as of September 30, 2016, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bank of South Carolina Corporation
November 2, 2016
	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Senior Vice President

