Form 10-K
period 2016-12-31
BANK OF SOUTH CAROLINA CORP
filed 2017-03-03
CIK 1007273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2016

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on June 30, 2016 was: $51,069,297

As of February 23, 2017, the Registrant has outstanding 4,962,189 shares of common stock.

 BANK OF SOUTH CAROLINA CORPORATION

 AND SUBSIDIARY

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-K. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,”, “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

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

Market Area

The Bank operates as an independent, community oriented, commercial bank providing a broad range of financial services and products. We have four banking house locations: 256 Meeting Street, Charleston, SC, 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC and 2027 Sam Rittenberg Boulevard, Charleston, SC. We intend to open a banking office in North Charleston, SC on Highway 78 and Ingleside Boulevard in the future (copy of the lease incorporated as Exhibit 10.8 in the 2013 10-K and copy of the Assignment and Assumption of Lease incorporated as Exhibit 10.9, First Amendment to the Lease incorporated as Exhibit 10.10 and Second Amendment to the Lease incorporated as Exhibit 10.11 in the 2015 10-K).

The primary economic drivers of our market area are tourism, manufacturing and medical services. In addition, we have one of the busiest container ports in the United States as well as a Boeing plant in North Charleston, SC. In October 2009, Boeing selected a site in North Charleston SC, for a 787 Dreamliner final assembly and delivery line. Boeing South Carolina has added the IT Centers of Excellence, Engineering Design Center, Boeing Research & Technology Center and Propulsion South Carolina to its North Charleston campus and added a painting facility in 2016. Future development in our market area includes both a Volvo and Mercedes plant.

References to “we,” “us,” “our,” “the Bank,” or “the Company” refer to the parent and its subsidiary, that are consolidated for financial purposes.

The Company (“BKSC”) is publicly traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”), and is under the reporting authority of the SEC. All of our electronic filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on our website, http://www.banksc.com, through the “Investor Relations” link. Our filings are also available through the SEC’s web site at http://www.sec.gov or by calling 1-800-SEC-0330.

Competition

The financial services industry is highly competitive. We face competition in attracting deposits and originating loans based upon a variety of factors including:

●	interest rates offered on deposit accounts

●	interest rates charged on loans

●	credit and service charges

●	the quality of services rendered

●	the convenience of banking facilities and other delivery channels

●	in the case of loans, relative lending limits and

●	technology

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

Commercial Real Estate Loans

At December 31, 2016, $123.0 million, or 47.19%, of our loan portfolio consisted of commercial real estate loans, excluding commercial construction loans. Properties securing our commercial real estate loans are primarily comprised of business owner-occupied properties, small office buildings and office suites, and income-producing real estate.

In the underwriting of commercial real estate loans, we generally lend up to the lesser of 80% of the appraised value or the purchase price of the property. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement computed after deduction for an appropriate vacancy factor and reasonable expenses. We typically require property casualty insurance, title insurance, earthquake insurance, casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

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

Commercial Loans

At December 31, 2016, $52.3 million, or 20.06%, of our loan portfolio consisted of commercial loans. We originate various types of secured and unsecured commercial loans to customers in our market areas in order to provide customers with working capital and for other general business purposes. The terms of these loans generally range from less than one year to a maximum of 10 years. These loans bear either a fixed interest rate or an interest rate linked to a variable market index.

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

One-to-Four-Family Residential Loans

One-to-four family residential loans were $30.7 million, or 11.78% of the loan portfolio at December 31, 2016. One-to-four family residential loans consist primarily of loans secured by first or second mortgages on primary residences, and are originated as adjustable-rate or fixed-rate loans for the purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in the Company’s market area. The Company currently originates residential mortgage loans for our portfolio with loan-to-value ratios of up to 80% for traditional owner-occupied homes.

Home Equity Loans and Lines of Credit

At December 31, 2016, $41.6 million, or 15.99% of our loan portfolio consisted of home equity loans and lines of credit. In addition to traditional one-to-four-family residential mortgage loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. Our home equity loans and lines of credit are currently originated with adjustable rates of interest, with a floor. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite one-to-four-family residential mortgage loans. For a borrower’s primary residence, home equity loans and lines of credit are typically underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan, while the maximum loan-to-value ratio on secondary residences is 70% when combined with the principal balance of the existing mortgage loan. We require a current appraisal or internally prepared real estate evaluations on home equity loans and lines of credit. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.

Construction Loans

At December 31, 2016, our portfolio included $4.8 million of one-to-four-family residential construction loans or 1.83% of our loan portfolio. Other construction loans comprised $1.2 million, or 0.46% of our loan portfolio. We make construction loans to owner-occupiers of residential properties, and to businesses for commercial properties. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to 80% loan-to-value ratio based on the appraised value upon completion. Repayment of construction loans on non-residential properties is normally attributable to rental income, income from the borrower’s operating entity or the sale of the property. Repayment of loans on income-producing property is normally scheduled following completion of construction, when permanent financing is obtained. Construction loans are interest-only during the construction period, which typically does not exceed 12 months and are often paid-off with permanent financing.

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

Consumer Loans

Consumer loans totaled $7.0 million and were 2.69% of the loan portfolio at December 31, 2016. These loans are originated for various consumer purposes, including the purchase of automobiles, boats, and for other legitimate personal purposes. These loans generally have relatively low balances.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. The application of various federal and state laws, including bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans.

Mortgage Loan Originations

All residential loans that we originate are underwritten pursuant to our policies and procedures. We originate both adjustable-rate and fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Board of Directors of the Bank. The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment, credit history, and information on the historical and projected income and expenses of the borrower.

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

Every new and renewed loan is graded according to a loan rating matrix and assigned a risk rating of excellent, good, satisfactory, watch, OAEM, substandard, doubtful, or loss based on cash flow, collateral, guarantor, financial condition, management, operating performance, financial statements, loan performance, leverage, and debt service coverage. A weighted average method is used to compute the rating with cash flow, financial condition, and debt service being weighted three times, and financial statements being weighted two times the amount of the other factors. When a loan rating is between (and including) 3.5 and 4.4, it is placed on the watch list. When the rating is 4.5 or higher, it is placed on the classified loan list in the appropriate risk grade. The ratings are included on the loan summary, when applicable, and are reviewed by the President/Chief Executive Officer and Senior Loan Officer/Executive Vice President.

All new credit which results in aggregate direct, indirect, and related credit, not under an approved line of credit, of $200,000 or more, with the exceptions of mortgage loans in the process of being sold to investors and loans secured by properly margined negotiable securities traded on an established market or other cash collateral, are reviewed in detail on a monthly basis by the Loan Committee. Those new credits which result in aggregate direct, indirect and related credit, not under an approved line of credit, of $500,000 or more are reported to the Board of Directors at its regular monthly meeting.

Employees

At December 31, 2016, we employed 74 people, with two individuals considered part time, none of whom are subject to a collective bargaining agreement. We provide a variety of benefit programs including an Employee Stock Ownership Plan and Trust, Stock Incentive Plan, health, life, disability and other insurance. We believe our relationship with our employees is excellent.

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

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”) as an agency to centralize responsibility for consumer financial protection, including implementing, examining and enforcing compliance with federal consumer financial laws. The CFPB has begun exercising supervisory review of banks under its jurisdiction. The CFPB is expected to focus its rulemaking in several areas, particularly in the areas of mortgage reform involving the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Equal Credit Opportunity Act, and the Fair Debt Collection Practices Act; however, the content of the final rules and impact to our businesses are uncertain at this time. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

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

Bank Secrecy Act/Anti-Money Laundering

We are subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. We must maintain a Bank Secrecy Act Program that includes (1) established internal policies, procedures, and controls, (2) a designated compliance officer, (3) an ongoing employee training program and, (4) testing of the program by an independent audit function. The USA Patriot Act, amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and the Company for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the US government. These provisions include (a) standards for verifying customer identification at account opening; (b) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (c) reports by nonfinancial trades and businesses filed with the U.S. Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; (d) suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws; and (e) regulations and enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Privacy and Credit Reporting

In connection with our lending activities, we are subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (the “CRA”). In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with nonaffiliated third parties. The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.”

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading, in general, is trading in securities on a short-term basis for a banking entity’s own account. In December 2013, federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2016, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

Item 1A.   Risk Factors

Under the filer category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part I, Item 1A of its Form 10-K.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s headquarters is located at 256 Meeting Street in downtown Charleston, South Carolina. This site is also the location of the main office of its subsidiary, The Bank of South Carolina. In addition to the Meeting Street location, the Bank currently operates from three additional locations: 100 North Main Street, Summerville, SC, 1337 Chuck Dawley Boulevard, Mount Pleasant, SC, and 2027 Sam Rittenberg Boulevard, Charleston, SC. The Bank’s mortgage department is located at 1071 Morrison Drive, Charleston, SC. On January 28, 2014, we signed a lease to open a banking office on Highway 78 and Ingleside Boulevard, North Charleston, SC in the future (copy of the lease incorporated as Exhibit 10.8 in the 2013 10-K and copy of the Assignment and Assumption of Lease incorporated as Exhibit 10.9, First Amendment to the Lease incorporated as Exhibit 10.10 and Second Amendment to the Lease incorporated as Exhibit 10.11 in the 2015 10-K). The Company owns the 2027 Sam Rittenberg Boulevard location which also houses the Operations Department of the Bank. All other locations are leased. The owned location is not encumbered and all of the leases have renewal options. Each banking location is suitable and adequate for banking operations.

Item 3.	Legal Proceedings

In our opinion, there are no other legal proceedings pending other than routine litigation incidental to the Company’s business involving amounts which are not material to our financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were issued and outstanding 4,956,139 shares of the 12,000,000 authorized shares of common stock of the Company at the close of our fiscal year ended December 31, 2016. Our common stock is traded on The NASDAQ Capital Market under the trading symbol “BKSC”.

Information regarding the historical market prices of our common stock and dividends declared on that stock is shown below.

2016	High	Low	Dividends
Quarter ended March 31, 2016	$16.75	$14.91	$0.13
Quarter ended June 30, 2016	$16.25	$15.51	$0.13
Quarter ended September 30, 2016	$18.63	$15.95	$0.14
Quarter ended December 31, 2016	$23.47	$18.39	$0.14

2015
Quarter ended March 31, 2015	$13.72	$13.35	$0.13
Quarter ended June 30, 2015	$15.92	$13.59	$0.13
Quarter ended September 30, 2015	$16.86	$13.48	$0.13
Quarter ended December 31, 2015	$16.87	$16.00	$0.13

2014
Quarter ended March 31, 2014	$14.46	$13.29	$0.13
Quarter ended June 30, 2014	$14.11	$13.46	$0.13
Quarter ended September 30, 2014	$14.09	$13.32	$0.23
Quarter ended December 31, 2014	$13.87	$12.96	$0.13

As of February 23, 2017, there were approximately 1,769 shareholders of record with shares held by individuals and in nominee names. The market price for our common stock as of February 23, 2017, was $20.68.

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

At our December, 1995 Board Meeting, the Board of Directors authorized the repurchase of up to 140,918 shares of its common stock on the open market. At our October, 1999 Board Meeting, the Board of Directors authorized the repurchase of up to 45,752 shares of its common stock on the open market and again at our September, 2001 Board meeting, the Board of Directors authorized the repurchase of up to 54,903 shares of its common stock on the open market. As of the date of this report, the Company owns 241,396 shares. Shares have been adjusted for three 10% stock dividends, a 10% stock distribution, and a 25% stock dividend. At the Annual Meeting April, 2007, the shareholders’ voted to increase the number of authorized shares from 6,000,000 to 12,000,000. As of February 23, 2017, there were 5,203,585 shares of common stock issued and 4,962,189 shares of common stock outstanding.

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement (“ESOP”) to provide retirement benefits to eligible employees of the Bank for long and faithful service. An amendment and restatement was made to the ESOP effective January 1, 2007 and approved by the Board of Directors January 18, 2007. Periodically, the Internal Revenue Service (“IRS”) requires a restatement of a qualified retirement plan to ensure that the plan document includes provisions required by legislative and regulatory changes made since the last restatement. There have been no substantive changes to the plan, however, to comply with the IRS rules, the Board of Directors approved a restated plan, on January 26, 2012 (incorporated as Exhibit 10.5 in the 2011 10-K). The Plan was submitted to the IRS for approval and a determination letter was issued September 26, 2013, stating that the plan satisfies the requirements of Code Section 4975 (e) (7). On January 26, 2017, the Board of Directors approved a restated plan (incorporated as Exhibit 10.6 in the 2016 10-K).

The Board of Directors of the Bank approved a cash contribution of $345,000 to The Bank of South Carolina ESOP for the fiscal year ended December 31, 2016. The Board of Directors of the Bank approved cash contributions of $315,000 and $280,000 for the fiscal years ended December 31, 2015 and 2014, respectively. The contributions were made during the respective fiscal years.

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

The Bank is the Plan Administrator. Eugene W. Walpole, IV, Fleetwood S. Hassell, Sheryl G. Sharry and Douglas H. Sass, currently serve as the Plan Administrative Committee and as Trustees for the Plan. The Plan currently owns 335,604 shares of common stock of Bank of South Carolina Corporation.

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

	2016	2015	2014	2013	2012
For December 31:
Net Income	$5,247,063	$4,884,288	$4,398,820	$4,076,924	$3,666,828
Selected Year End Balances:
Total Assets	413,949,636	399,172,512	367,225,802	340,893,703	325,410,646
Total Loans (1)	264,962,325	248,442,944	241,442,873	223,059,647	235,608,502
Investment Securities Available for Sale	119,978,944	119,997,585	113,994,112	94,648,221	58,514,216
Interest-bearing Deposits in Other Banks	18,101,300	23,898,862	5,680,613	16,080,721	25,903,960
Earning Assets	403,042,569	392,339,391	361,117,598	333,788,589	320,026,678
Deposits	372,522,851	358,718,612	322,419,027	305,242,655	291,073,843
Shareholders’ Equity	40,612,974	39,151,712	36,759,982	34,739,143	33,930,442
Weighted Average Shares Outstanding-Basic	4,935,349	4,912,499	4,907,208	4,897,902	4,890,310
Weighted Average Shares Outstanding-Diluted	5,054,114	5,067,085	5,032,211	4,906,234	4,890,310

For the Year:
Selected Average Balances:
Total Assets	410,581,560	379,527,104	358,774,284	332,092,490	317,438,538
Total Loans (1)	265,151,258	243,729,630	232,281,473	226,267,071	220,780,471
Investment Securities Available for Sale	110,762,289	110,633,399	99,488,314	67,484,036	57,982,652
Federal Funds Sold and Resale Agreements	—	—	—	—	7,578,169
Interest-bearing Deposits in Other Banks	26,474,258	17,549,903	19,588,597	31,524,293	32,386,509
Earning Assets	402,387,805	371,912,932	351,358,384	325,275,400	311,149,632
Deposits	367,822,900	337,969,217	319,131,466	296,482,622	283,365,379
Shareholders’ Equity	41,479,755	38,631,718	36,283,441	34,800,116	33,415,008

Performance Ratios:
Return on Average Equity	12.65%	12.64%	12.12%	11.72%	10.97%
Return on Average Assets	1.28%	1.29%	1.23%	1.23%	1.16%
Average Equity to Average Assets	10.10%	10.18%	10.11%	10.48%	10.53%
Net Interest Margin	3.71%	3.72%	3.70%	3.79%	3.86%
Net Charge-offs to Average Loans	.05%	.04%	.02%	.15%	.01%
Allowance for Loan Losses as a Percentage of Total Loans (excluding mortgage loans to be sold)	1.48%	1.41%	1.42%	1.51%	1.58%

Per Share:
Basic Income	$1.06	$0.99	$0.90	$0.83	$0.75
Diluted Income	1.04	0.96	0.87	0.83	0.75
Year End Book Value	8.19	7.96	7.49	7.79	7.63
Cash Dividends Declared	0.54	0.52	0.62	0.50	0.45
Dividend Payout Ratio	50.86%	49.94%	62.88%	54.63%	54.56%

Full Time Employee Equivalents	74	81	77	77	76
(1) Including mortgage loans to be sold

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $413,949,636 in assets as of December 31, 2016 and net income of $1,312,879 and $5,247,063, respectively, for the three and twelve months ended December 31, 2016. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank, which operates principally in the Charleston, Dorchester, and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long-standing relationships.

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

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers. The reserve for credit losses consists of the allowance for loan and lease losses (the “allowance”) and a reserve for unfunded commitments (the “unfunded reserve”). The allowance provides for probable and estimable losses inherent in our loan and lease portfolio while the unfunded reserve provides for potential losses related to unfunded lending commitments. The Allowance is increased or decreased through the provisioning process. For a detailed discussion on the allowance for loan losses see “Allowance for Loan Losses”.

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of other income and other expenses are described in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position as of December 31, 2016 as compared to December 31, 2015 and our operating results for 2016 as compared to 2015 and 2015 as compared to 2014, and should be read in conjunction with the consolidated financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2016 TO DECEMBER 31, 2015

Net income increased $362,775 or 7.43% to $5,247,063, or basic and diluted income per share of $1.06 and $1.04, respectively for the year ended December 31, 2016 from $4,884,288 or basic and diluted income per share of $0.99 and $0.96, respectively for the year ended December 31, 2015. This increase is primarily due to increases in interest and fees on loans offset by higher provision for loan losses expense and lower mortgage banking income. Our returns on average assets and average equity for the year ended December 31, 2016 were 1.28% and 12.65%, respectively, compared with 1.29% and 12.64%, respectively, for the year ended December 31, 2015.

Net interest income increased $1,089,304 or 7.88% to $14,916,857 for the year ended December 31, 2016 from $13,827,553 for the year ended December 31, 2015. This increase was primarily due to increases in interest and fees on loans and other interest income. Interest and fees on loans increased $1,056,597 or 8.96% to $12,851,900 for the year ended December 31, 2016 from $11,795,303 for the year ended December 31, 2015, as the result of higher average loan balances, an improving local economy, and consumer confidence. Other interest income, earned mostly on interest-bearing deposits in other banks, increased $93,057 or 204.22% to $138,623 for the year ended December 31, 2016 from $45,566 for the year ended December 31, 2015.

Average earning assets increased $30,474,873 or 8.19% to $402,387,805 for the year ended December 31, 2016 from $371,912,932 for the year ended December 31, 2015. Average loans increased $21,421,628 or 8.79% for the year ended December 31, 2016. Average interest-bearing deposits in other banks increased $8,924,355 or 50.85% to $26,474,258 for the year ended December 31, 2016 from $17,549,903 for the year ended December 31, 2015.

The provision to the allowance for loan losses for the year ended December 31, 2016 was $570,000 compared to $192,500 for the year ended December 31, 2015. The increase was primarily a result of loan growth. The Board of Directors determined that this provision was appropriate based upon the strength of our reserve and the anticipation of continued loan growth and an improving economy. Charge-offs of $208,295, recoveries of $72,085, together with the provision to the allowance, resulted in an allowance for loan losses of $3,851,617 or 1.48% of total loans at December 31, 2016.

Non-interest income decreased $188,875 or 6.19% to $2,861,083 for the year ended December 31, 2016. Our mortgage banking income decreased $217,936 or 13.57% to $1,387,740 for the year ended December 31, 2016 from $1,605,676 for the year ended December 31, 2015 due to the loss of two loan originators during 2016. Mortgage banking income is highly influenced by mortgage interest rates and the housing market. According to local real estate market reports, the sales volume in the Charleston market increased 10% for the year ended December 31, 2016 compared to the year ended December 31, 2015. The Charleston market had 17,114 home sales during 2016 with a median sales price of $245,000 compared to 16,202 home sales in 2015 at a median price of $229,000. Mortgage loan originations decreased $15,021,252 or 16.50% to $76,032,671 for the year ended December 31, 2016 from $91,053,923 for the year ended December 31, 2015. Service charges, fees and commissions increased $70,342 to $1,061,349 for the year ended December 31, 2016 from $991,007 for the year ended December 31, 2015. This increase was primarily due to an increase of $52,416 in debit card fees resulting from increased usage particularly by our business customers. We also had gains of $380,904 on the sales of investment securities during the year ended December 31, 2016 compared to gains of $423,832 during the year ended December 31, 2015.

Other expense increased $758,969 or 7.98% to $10,272,444 for the year ended December 31, 2016, from $9,513,475 for the year ended December 31, 2015. Salaries and employee benefits increased $228,726 or 3.90% from $5,859,203 for the year ended December 31, 2015 to $6,087,929 for the year ended December 31, 2016. Base wages increased $134,013 to $4,768,176 for the year ended December 31, 2016. This increase was primarily due to annual merit increases. Our contribution to the ESOP increased from $315,000 in 2015 to $345,000 for 2016.

Other operating expenses increased $471,394. During 2016, the Company invested in a South Carolina Historic Rehabilitation Tax Credit of $937,211. The credit will be amortized over three years. For the year ended December 31, 2016, the Company amortized $325,000 of the credit.

Our net occupancy expense increased $47,442 or 3.20% to $1,528,048 for the year ended December 31, 2016, from $1,480,606 for the year ended December 31, 2015. Our net occupancy expense includes rent and insurance on our banking locations as well as the cost of repairs and maintenance on these facilities. Occupancy expense increased primarily due to annual rent increases at our Meeting Street and Summerville banking locations as well as an increase in insurance on banking locations, offset by a decrease in the cost of maintenance and repairs and depreciation on furniture, fixtures and equipment.

For the year ended December 31, 2016, the Company’s effective tax rate was 24.34% compared to 31.89% during the year ended December 31, 2015. The Company invested in a South Carolina Historic Rehabilitation Tax Credit during 2016 which resulted in a decrease to the effective rate.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2015 TO DECEMBER 31, 2014

Net income increased $485,468 or 11.04% to $4,884,288, or basic and diluted income per share of $.99 and $.96, respectively for the year ended December 31, 2015 from $4,398,820 or basic and diluted income per share of $.90 and $.87, respectively for the year ended December 31, 2014. This increase is primarily due to increases in interest and fees on loans, interest and dividends earned on investment securities, and mortgage banking income as well as gains recognized on the sale of investment securities available for sale. Our returns on average assets and average equity for the year ended December 31, 2015 were 1.29% and 12.64%, respectively, compared with 1.23% and 12.12%, respectively, for the year ended December 31, 2014.

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

Average earning assets increased $20,554,548 or 5.85% to $371,912,932 for the year ended December 31, 2015 from $351,358,384 for the year ended December 31, 2014. Average loans increased $11,448,157 or 4.93% for the year ended December 31, 2015. Average investments increased $11,145,085 or 11.20% to $110,633,399 for the year ended December 31, 2015 from $99,488,314 for the year ended December 31, 2014.

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

Non-interest income increased $471,257 or 18.27% to $3,049,958 for the year ended December 31, 2015. Our mortgage banking income increased $290,656 or 22.10% to $1,605,676 for the year ended December 31, 2015 from $1,315,020 for the year ended December 31, 2014. Mortgage banking income is highly influenced by mortgage interest rates and the housing market. According to local real estate market reports, the sales volume in the Charleston market increased 14% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The Charleston market had 16,202 home sales during 2015 with a median sales price of $229,000 compared to 14,256 home sales in 2014 at a median price of $215,000. Mortgage loan originations increased $19,286,123 or 26.87% to $91,053,923 for the year ended December 31, 2015 from $71,767,800 for the year ended December 31, 2014. Service charges, fees and commissions increased $69,369 to $991,007 for the year ended December 31, 2015 from $921,638 for the year ended December 31, 2014. This increase was primarily due to an increase of $71,267 in debit card fees resulting from increased usage particularly by our business customers. We also had a gain of $423,832 on the sales of investment securities during the year ended December 31, 2015 compared to a gain of $312,577 on the sales of investment securities during the year ended December 31, 2014.

Other expense increased $404,653 or 4.44% to $9,513,475 for the year ended December 31, 2015, from $9,108,822 for the year ended December 31, 2014. Salaries and employee benefits increased $392,757 or 7.18% from $5,466,446 for the year ended December 31, 2014 to $5,859,203 for the year ended December 31, 2015. Base wages increased $290,826 to $4,634,163 for the year ended December 31, 2015. This increase was primarily due to annual merit increases and the addition of new positions in our Credit and Technology Departments. The cost of providing insurance for employees including workers compensation increased $44,308 from $576,305 for the year ended December 31, 2014 to $620,613 for the year ended December 31, 2015. Our monthly contribution to the ESOP increased from $22,500 in 2014 to $25,000 for the first six months of 2015 with an additional increase in July 2015 to $27,500. Total contributions for the year ended December 31, 2015 increased 12.50% to $315,000 compared to $280,000 for the year ended December 31, 2014.

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

ASSET AND LIABILITY MANAGEMENT

We manage our assets and liabilities to ensure there is sufficient liquidity to enable management to fund deposit withdrawals, loan demand, capital expenditures, reserve requirements, operating expenses, dividends and to manage daily operations on an ongoing basis. Funds are primarily provided by the Bank through customer deposits, principal and interest payments on loans, mortgage loan sales, the sale or maturity of securities, temporary investments and earnings. The responsibility of managing asset and liability procedures is directed by the Asset and Liability/Investment Committee (“ALCO”) with the ultimate responsibility resting with the Chief Executive Officer. At December 31, 2016, total assets were $413,949,636, an increase of 3.70% from December 31 2015; total deposits were $372,522,851, an increase of 3.85% from the end of the previous year.

At December 31, 2016, approximately 97.37% of our assets were earning assets composed of U.S. Treasury, Government Sponsored Enterprises and Municipal Securities in the amount of $119,978,944, interest-bearing deposits in other banks in the amount of $18,101,300 and total loans including mortgage loans held for sale in the amount of $264,962,325.

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

Our policy is to minimize interest rate risk between interest-bearing assets and liabilities at various maturities and to attempt to maintain an asset sensitive position over a six-month period. By adhering to this policy, we anticipate that our net interest margins will not be materially affected, unless there is an extraordinary precipitous change in interest rates. The average net interest rate spread for 2016 decreased to 3.64% from 3.65% for 2015 and the average net interest margin for 2016 decreased to 3.71% from 3.72% for 2015. At December 31, 2016 and 2015, our net cumulative gap was liability sensitive for periods less than one year and asset sensitive for periods of one year or more. The reason for the shift in sensitivity is the direct result of management’s strategic decision to invest excess funds held at the Federal Reserve into fixed rate investment securities that match our investment policy objectives. Management is aware of this departure from policy and will continue to closely monitor our sensitivity position going forward.

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

At December 31, 2016, the average maturity of the investment portfolio was 4.13 years with an average yield of 1.99% compared to 4.28 years with an average yield of 2.16% at December 31, 2015.

We do not take foreign exchange or commodity risks. In addition, we do not own mortgage-backed securities nor do we have any exposure to the sub-prime market or any other distressed debt instruments.

The following table summarizes our interest sensitivity position as of December 31, 2016:

Earning Assets (in 000’s)	1 Day	Less Than 3 Months	3 Months to Less Than 6 Months	6 Months to Less Than 1 Year	1 Year to Less Than 5 Years	5 years or More	Total	Estimated Fair Value

Loans (1)	$143,900	$22,783	$17,725	$22,830	$57,046	$678	$264,962	$264,793
Investment securities (2)	—	995	1,835	513	82,849	34,750	120,942	119,979
Interest-bearing deposits	18,101	—	—	—	—	—	18,101	18,101
Total	$162,001	$23,778	$19,560	$23,343	$139,895	$35,428	$404,005	$402,873

Interest-bearing Liabilities (in 000’s)

CD’s and other time deposits 100,000 and over	$225	$13,280	$8,419	$8,236	$1,297	$—	$31,457	$31,470
CD’s and other time deposits under 100,000	17	3,904	3,401	3,539	1,520	3	12,384	12,386
Money market and interest bearing demand accounts	173,569	—	—	—	—	—	173,569	173,569
Savings	29,079	—	—	—	—	—	29,079	29,079
Total	$202,890	$17,184	$11,820	$11,775	$2,817	$3	$246,489	$246,504

Net	$(40,889)	$6,594	$7,740	$11,568	$137,078	$35,425	$157,516
Cumulative		$(34,295)	$(26,555)	$(14,987)	$122,091	$157,516

(1)	Including mortgage loans to be sold and deferred fees.

(2)	At amortized cost

LIQUIDITY

Historically, we have maintained our liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets.

The following table summarizes future contractual obligations as of December 31, 2016:

	Payment Due by Period
	Total	Less than 1 Year	1-5 Years	After 5 Years
Contractual Obligations (in 000’s)
Time deposits	$43,841	$41,021	$2,817	$3
Operating leases	7,760	615	2,436	4,709
Total contractual cash obligations	$51,601	$41,636	$5,253	$4,712

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, investments available for sale, interest-bearing deposits in other banks, and mortgage loans held for sale. Our primary liquid assets accounted for 36.38% and 38.83% of total assets at December 31, 2016 and 2015, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as Available for Sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At December 31, 2016, we had unused short-term lines of credit totaling approximately $21 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and selling mortgage loans held for sale. We also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At December 31, 2016 we could borrow up to $75 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our reliance on certificates of deposit greater than $100,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At December 31, 2016 and 2015, our liquidity ratio was 38.27% and 37.27%, respectively.

Composition of Average Assets

	2016	2015	2014	2013	2012

Loans (1)	$265,151,258	$243,729,630	$232,281,473	$226,267,071	$220,780,471
Investment securities available for sale	110,762,289	110,633,399	99,488,314	67,484,036	57,982,652
Federal funds sold and other investments including interest-bearing deposits in other banks	26,474,258	17,549,903	19,588,597	31,524,293	32,386,509
Non-earning assets	8,193,755	7,614,172	7,415,900	6,817,090	6,288,906
Total average assets	$410,581,560	$379,527,104	$358,774,284	$332,092,490	$317,438,538

(1) Including mortgage loans to be sold and deferred fees.

Average earning assets increased by $30,474,873 from 2015 to 2016. This increase was primarily due to a $21,421,628 increase in average loans and an $8,924,355 increase in average interest-bearing deposits in other banks. We have seen an increase in loan demand primarily due to our business development efforts coupled with an improving economy.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates:

	2016 vs. 2015			2015 vs. 2014			2014 vs. 2013
	Volume	Rate	Net Dollar Change (1)	Volume	Rate	Net Dollar Change (1)	Volume	Rate	Net Dollar Change (1)
Loans (2)	$1,038,280	$18,317	$1,056,597	$554,074	$(21,819)	$532,255	$294,070	$(219,770)	$74,300
Investment securities available for sale	2,780	(86,785)	(84,005)	239,933	43,671	283,604	679,162	(56,281)	622,881
Interest-bearing deposits in other banks	31,025	62,032	93,057	(5,272)	1,107	(4,165)	(30,304)	(415)	(30,719)
Interest Income	$1,072,085	$(6,436)	$1,065,649	$788,735	$22,959	$811,694	$942,928	$(276,466)	$666,462

Interest-bearing transaction accounts	$28,628	$1,050	$29,678	$9,146	$215	$9,361	$(203)	$68	$(135)
Savings	3,061	295	3,356	3,474	(268)	3,206	4,584	107	4,691
Time deposits	(48,234)	(7,529)	(55,763)	(17,738)	(1,633)	(19,371)	15,375	(27,793)	(12,418)
Securities sold under agreement to repurchase	(1,817)	891	(926)	(160)	412	252	681	—	681
Interest expense	$(18,362)	$(5,293)	$(23,655)	$(5,278)	$(1,274)	$(6,552)	$20,437	$(27,618)	$(7,181)

Increase in net interest income			$1,089,304			$818,246			$673,643

(1)	Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.

(2)	Including mortgage loans to be sold

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

	2016			2015			2014
	Average Balance	Interest Paid/ Earned	Average Yield/ Rate (1)	Average Balance	Interest Paid/Earned	Average Yield/Rate (1)	Average Balance	Interest Paid/Earned	Average Yield/ Rate (1)

Interest-Earning Assets
Loans (2)	$265,151,258	$12,851,900	4.85%	$243,729,630	$11,795,303	4.84%	$232,281,473	$11,263,048	4.85%
Investment securities available for sale	110,762,289	2,305,074	2.08%	110,633,399	2,389,079	2.16%	99,488,314	2,105,475	2.12%
Interest-bearing deposits in other banks	26,474,258	138,623	0.52%	17,549,903	45,566	0.26%	19,588,597	49,731	0.25%
Total earning assets	$402,387,805	$15,295,597	3.80%	$371,912,932	$14,229,948	3.83%	$351,358,384	$13,418,254	3.82%

Interest-Bearing Liabilities:
Interest-bearing transaction accounts	$167,534,223	$164,286	0.10%	$138,332,181	$134,608	0.10%	$128,932,314	$125,247	0.10%
Savings	28,687,719	34,271	0.12%	26,123,223	30,915	0.12%	23,189,946	27,709	0.12%
Time deposits	47,930,721	180,176	0.38%	60,726,160	235,939	0.39%	65,289,165	255,310	0.39%
Securities sold under agreement to repurchase	751	7	0.93%	1,934,493	933	0.05%	2,426,044	681	0.03%
Total interest-bearing liabilities	$244,153,414	$378,740	0.16%	$227,116,057	$402,395	0.18%	$219,837,469	$408,947	0.19%
Net interest spread			3.64%			3.65%			3.63%
Net interest margin			3.71%			3.72%			3.70%
Net interest income		$14,916,857			$13,827,553			$13,009,307

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis.

(2)	Average loan balances include non-accrual loans and mortgage loans to be sold.

INVESTMENT PORTFOLIO

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at December 31, 2016.

December 31, 2016 (in thousands)	Amortized Cost Due
	Due Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years	Total	Market Value
Investment securities
U.S. Treasury Notes	$—	$24,148	$—	$—	$24,148	$23,939
Government-sponsored Enterprises	—	40,897	10,841	—	51,738	51,034
Municipal securities	3,343	17,804	18,821	5,089	45,057	45,006
Total	$3,343	$82,849	$29,662	$5,089	$120,943	$119,979

Weighted average yields
U.S. Treasury Notes	—%	1.70%	—%	—%
Government-sponsored Enterprises	—%	1.81%	1.46%	—%
Municipal securities	1.92%	2.43%	2.64%	2.11%
Total	1.92%	1.91%	2.21%	2.11%	1.99%

December 31, 2015 (in thousands)	Book Value	Market Value
Investment securities
U.S. Treasury Notes	$34,518	$34,634
Government-sponsored Enterprises	51,136	51,284
Municipal securities	32,768	34,080
Total	$118,422	$119,998

December 31, 2014 (in thousands)	Book Value	Market Value
Investment securities
U.S. Treasury Notes	$29,162	$29,248
Government-sponsored Enterprises	50,195	50,143
Municipal securities	32,664	34,603
Total	$112,021	$113,994

At December 31, 2016, we had four US Treasury Notes with an unrealized loss of $250,385, eight Agency Notes with an unrealized loss of $833,321 and fifty-four Municipal Securities with an unrealized loss of $816,413 compared to two US Treasury Notes with an unrealized loss of $45,360, three Agency Notes with an unrealized loss of $133,744 and six Municipal Securities with an unrealized loss of $28,724 at December 31, 2015. The unrealized losses on these investments were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Therefore, these investments are not considered other-than-temporarily impaired. We have the ability to hold these investments until market price recovery or maturity.

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

LOAN PORTFOLIO COMPOSITION

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. At December 31, 2016, outstanding loans (including mortgage loans and deferred loan fees of $136,446) totaled $264,959,325, which equaled 71.13% of total deposits and 64.01% of total assets. Substantially all loans were to borrowers located in our market area of Charleston, Dorchester and Berkeley counties of South Carolina.

The following is a schedule of our loan portfolio, excluding both mortgage loans to be sold and deferred loan fees, as of December 31, 2016, as compared to the prior four years:

	Book Value (in 000’s) As of December 31,
Type	2016	2015	2014	2013	2012
Commercial and industrial loans	$52,393	$50,871	$49,643	$53,183	$54,959
Real estate loans	200,016	185,453	179,238	160,819	157,525
Loans to individuals for household, family and other personal expenditures	6,976	4,985	4,989	4,029	4,365
All other loans (including overdrafts)	1,055	1,196	158	223	159
Total Loans (excluding unearned income)	$260,440	$242,505	$234,028	$218,254	$217,008

We had no foreign loans or loans to fund leveraged buyouts (“LBO’s”) at any time during the years ended December 31, 2012 through December 31, 2016.

The following table presents the contractual terms to maturity for loans outstanding at December 31, 2016. Demand loans, loans having no stated schedule of repayment or stated maturity, and overdrafts are reported as due in one year or less. The table does not include an estimate of prepayments, which can significantly affect the average life of loans and may cause our actual principal experience to differ from that shown.

SELECTED LOAN MATURITY (in 000’s)

AT DECEMBER 31, 2016

	One year or less	Over one but less than five years	Over five years	Total

Type
Commercial and industrial loans	$42,117	$10,216	$60	$52,393
Real estate loans	133,339	54,411	12,266	200,016
Loans to individuals for household, family and other personal expenditures	4,341	2,600	35	6,976
All other loans (including overdrafts)	25	1,030	—	1,055
Total Loans (excluding unearned income)	$179,822	$68,257	$12,361	$260,440

Loans maturing after one year with:
Fixed interest rates				$57,458
Floating interest rates				23,160
				$80,618

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

Impairment loss is measured by:

a.	The present value of the future cash flow discounted at the loan’s effective interest rate, or, alternatively,

b.	The fair value of the collateral if the loan is collateral dependent.

The following is a schedule of our impaired loans (non-accrual loans included) and non-accrual loans.

Impaired Loans

At December 31,
2016	2015	2014	2013	2012
$5,901,784	$6,542,707	$7,051,127	$7,136,907	$11,498,279

Non-Accrual Loans

At December 31,
2016	2015	2014	2013	2012
$1,741,621	$2,061,088	$882,413	$1,575,440	$3,993,816

TROUBLED DEBT RESTRUCTURINGS

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

The following is a schedule of our TDR’s including the number of loans represented.

Troubled Debt Restructurings

At December 31,
2016		2015		2014		2013		2012
#		#		#		#		#
2	$ 378,382	3	$ 458,268	2	$ 466,541	4	$ 1,196,341	5	$ 1,618,278

One TDR with a balance of $72,919 at December 31, 2015, paid out during 2016. During the year ended December 31, 2014 a loan receivable with a balance of $496,090, was removed from TDR status. The borrower consistently paid as agreed and made substantial reductions to principal. Refinance guidance Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 310-20-35-9 allows for a loan to be removed from TDR status if the terms of the loan reflect current market rates and the loan has been performing under modified terms for an extended period of time or under certain circumstances. In addition, one loan receivable with a balance of $106,194 at December 31, 2013, was paid off during the year ended December 31, 2014. We do not know of any potential problem loans which will not meet their contractual obligations that are not otherwise discussed herein.

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

A general reserve analysis is performed on all loans, excluding impaired loans. This analysis includes a pool of loans that are reviewed for impairment but are not found to be impaired. Historical losses are segregated into risk-similar groups and a loss ratio is determined for each group over a five-year period. The five-year average loss ratio by type is then used to calculate the estimated loss based on the current balance of each group. The five-year historical loss percentage was .058% and .115% at December 31, 2016 and 2015, respectively.

Qualitative and environmental loss factors are also applied against the portfolio, excluding impaired loans. These factors include external risk factors that we believe are representative of our overall lending environment. We believe that the following factors create a more comprehensive loss projection which we can use to monitor the quality of the loan portfolio.

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

c)	Maintenance of financial information risk

The sum of each component’s analysis contributes to the “estimated loss” within our total portfolio.

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

Although significantly under the threshold of 100% of capital (currently approximately $41 million), the number of overmargined real estate loans currently totals approximately $10,015,945 or approximately 3.84% of our loan portfolio at December 31, 2016 compared to $11,441,700 or approximately 4.61% of the loan portfolio at December 31, 2015.

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

National and local economic trends and conditions are constantly changing and both positively and negatively impact borrowers. Most macroeconomic conditions are not controllable by us and are incorporated into the qualitative risk factors. Natural and environmental disasters, political uncertainty, international instability, as well as problems in the traditional mortgage market are a few of the trends and conditions that are currently affecting the national and local economies. These changes have impacted borrowers’ ability, in many cases, to repay loans in a timely manner. On occasion, a loan’s primary source of repayment (i.e., personal income, cash flow, or lease income) may be eroded as a result of unemployment, lack of revenues, or the inability of a tenant to make rent payments.

The quality of our loan portfolio is contingent upon our risk selection and underwriting practices. All new credits (except for mortgage loans in the process of being sold to investors and loans secured by properly margined negotiable securities traded on an established market or other cash collateral) with over $200,000 in exposure are reviewed by the Loan Committee on a monthly basis. The Board of Directors review credits over $500,000 monthly. Annual credit analyses are conducted on credits over $350,000 upon the receipt of updated financial information. Prior to any extension of credit, every significant commercial loan goes through sound credit underwriting. The Credit Department conducts a detailed cash flow on each proposal using the most current financial information.

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

As of December 31, 2016, there were only two Standard Industrial Code groups that comprised more than 2% of our total outstanding loans. The two groups are activities related to real estate and offices and clinics of doctors.

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

The majority of our loan portfolio is collateralized with a variety of our borrowers’ assets. The execution and monitoring of the documentation to properly secure the loan is the responsibility of our lenders and Loan Department. We require insurance coverage naming us as the mortgagee or loss payee. Although insurance risk is also considered collateral documentation risk, the actual coverage, amounts of coverage and increased deductibles are important to management. Recent legislation passed by Congress addresses the need for reform to the National Flood Insurance Program. This legislation, known as the Biggert Waters Flood Insurance Reform and Modernization Act of 2012, resulted in significant unintended consequences causing dramatic increases in the cost of flood insurance coverage and its potential unaffordability. However, on March 14, 2014 the Office of the President signed the 2014 Homeowner Flood Insurance Affordability Act. This law allows most properties to retain their subsidized premiums. Annual rate increases are also limited to 18% per year and the grandfather plan has been reinstated. In addition, the law requires the Federal Emergency Management Agency (“FEMA”) to refund policy holders who overpaid for premiums under the Biggert Waters Flood Insurance Reform and Modernization Act of 2012.

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

Based on our allowance for loan loss model, we recorded a provision for loan loss of $570,000 for the year ended December 31, 2016 primarily based on loan growth, compared to $192,500 for the year ended December 31, 2015. At December 31, 2016, the five-year average loss ratios were: 0.110% Commercial, 0.059% Consumer, 0.102% 1-4 Residential, 0.000% Real Estate Construction and 0.018% Real Estate Mortgage.

During the year ended December 31, 2016, charge-offs of $208,295 and recoveries of $72,085 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $3,851,617 or 1.48% of total loans, compared to charge-offs of $201,071 and recoveries of $91,550 resulting in an allowance for loan losses of $3,417,827 or 1.41% of total loans at December 31, 2015.

We had impaired loans totaling $5,901,784 as of December 31, 2016 compared to $6,542,707 at December 31, 2015. Impaired loans include non-accrual loans with balances at December 31, 2016, and 2015, of $1,741,621 and $2,061,088, respectively and TDRs with balances at December 31, 2016 and 2015 of $378,392 and $458,268, respectively. We had two restructured loans at December 31, 2016 and three restructured loans at December 31, 2015. According to GAAP, we are required to account for certain loan modifications or restructuring as a troubled debt restructuring, when appropriate. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. We do not know of any loans which will not meet their contractual obligations that are not otherwise discussed herein.

The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans, however, may continue even though they are 90 days past due if the loans are well secured or in the process of collection and we deem it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of 6 to 9 months, they are reviewed individually to determine if they should be returned to accrual status. At December 31, 2016 there were two loans over 90 days past due still accruing interest compared to one loan over 90 days past due still accruing interest at December 31, 2015. The loans at December 31, 2016 were both considered impaired. One loan subsequently renewed and payments were brought current. The other loan was put on nonaccrual status subsequent to year-end.

Net charge-offs for the year ended December 31, 2016, were $136,210 as compared to net charge-offs of $109,521 for the year ended December 31, 2015. Although uncertainty in the national and international economic outlook still exists, we believe loss exposure in the portfolio is identified, reserved against, and closely monitored, to ensure that changes are promptly addressed in the analysis of reserve adequacy.

The following table represents a summary of loan loss experience for the past five years.

Summary of Loan Loss Experience
(Dollars in thousands)	2016	2015	2014	2013	2012
Balance of allowance for loan losses at beginning of period	$3,418	$3,335	$3,292	$3,433	$3,107

Charge offs:
Commercial	(33)	(100)	(83)	(245)	(60)
Commercial real estate - construction	—	—	—	—	—
Commercial real estate - other	(78)	(55)	(16)	—	(44)
Consumer real estate	(82)	(6)	—	—	(56)
Consumer other	(15)	(40)	(14)	(146)	(12)
Total charge-offs	(208)	(201)	(113)	(391)	(172)

Recoveries:
Commercial	—	9	—	23	110
Commercial real estate - construction	—	—	—	—	—
Commercial real estate - other	65	54	46	15	13
Consumer real estate	—	6	—	—	10
Consumer other	7	22	27	5	15
Total recoveries	72	91	73	43	148
Net charge-offs	(136)	(110)	(40)	(348)	(24)

Provision charged to operations	570	193	83	207	350

Balance of allowance for loan losses at end of period	$3,852	$3,418	$3,335	$3,292	$3,433

We believe the allowance for loan losses at December 31, 2016, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events that we believe to be reasonable, but may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting our operating results.

The following table presents a breakdown of the allowance for loan losses for the past five years.

	December 31,
	2016		2015		2014		2013		2012
(in thousands)	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Commercial	$1,545	20%	$897	21%	$1,211	21%	$1,449	24%	$1,576	25%
Commercial:
Real Estate - Construction	52	1%	60	1%	43	1%	22	1%	31	1%
Real Estate - Other	1,375	47%	1,345	47%	1,112	49%	1,064	49%	767	50%
Consumer:
Real Estate	726	29%	941	29%	863	27%	673	25%	947	22%
Other	154	3%	175	2%	105	2%	84	2%	112	2%
	$3,852	100%	$3,418	100%	$3,335	100%	$3,292	100%	$3,433	100%

(1)	Loan category as a percentage of total loans.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to the methodology used to determine the allowance for loan losses described above, adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. A provision of $4,001 was recorded during the year ended December 31, 2016. No provision was considered necessary for the year ended December 31, 2015. The balance for the reserve for unfunded lending commitments was $24,826 and $20,825 as of December 31, 2016 and 2015, respectively.

OTHER REAL ESTATE OWNED

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until it is sold. When the property is acquired, it is recorded at the lesser of fair value of the property less estimated selling costs or the total loan balance. It is in our best interest to determine the fair market value by engaging an independent appraisal within 30 days of property being acquired into OREO. We cannot hold the property for a period of more than five years unless we have prior approval from the Commissioner of Banking of the State Board of Financial Institutions. The Bank will pay property taxes along with insurance expenses until the property is sold. OREO at December 31, 2016 consisted of one property in the amount of $521,943 compared to two properties in the total amount of $620,394 at December 31, 2015. One property was sold during the year ended December 31, 2016 for a loss of $13,450. One loan receivable valued at $35,473 was moved to OREO during the year ended December 31, 2014, and ultimately sold at a gain of $2,382. We had no OREO during the years ended December 31, 2012 and December 31, 2013.

NONPERFORMING ASSETS

Nonperforming assets include OREO, nonaccrual loans and loans past due 90 days or more and still accruing interest. The following table summarizes nonperforming assets for the five years ended December 31, 2016:

Nonperforming Assets	2016	2015	2014	2013	2012
(Dollars in thousands)
Nonaccrual loans	$1,742	$2,061	$882	$1,575	$3,994
Loans past due 90 days or more and still accruing interest	123	2	1,274	—	—
Total nonperforming loans	1,865	2,063	2,156	1,575	3,994
Other real estate owned	522	620	522	—	—
Total nonperforming assets	$2,387	$2,683	$2,678	$1,575	$3,994

Nonperforming assets to total assets	0.58%	0.67%	0.73%	0.46%	1.23%
Nonperforming loans to total loans	0.72%	0.85%	0.92%	0.72%	1.84%

DEPOSITS

(in 000’s)	1 Day	Less Than 3 Months	3 Months to Less Than 6 Months	6 Months to Less Than 1 Year	1 Year to Less Than 5 Years	5 years or More	Total
CD’s and other time deposits 100,000 and over	$225	$13,280	$8,419	$8,236	$1,297	$—	$31,457
CD’s and other time deposits under 100,000	$17	$3,904	$3,401	$3,539	$1,520	$3	$12,384

Certificates of Deposit $100,000 and over decreased $9,816,652 or 23.78% for the year ended December 31, 2016, from $41,273,428 at December 31, 2015. This decrease was primarily due to the maturity of Public Funds that were used for construction projects.

The following table presents average deposits by category:

	2016		2015		2014
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Amount	Paid	Amount	Paid	Amount	Paid

Non-interest-bearing demand	$123,670	n/a	$112,788	n/a	$101,720	n/a
Interest-bearing transaction accounts	167,534	0.10%	138,332	0.10%	128,932	0.10%
Savings	28,688	0.12%	26,123	0.12%	23,190	0.12%
Time deposits	47,931	0.38%	60,726	0.39%	65,289	0.39%
Total average deposits	$367,823		$337,969		$319,131

Deposits increased $13,804,239 or 3.85% to $372,522,851 at December 31, 2016, from $358,718,612 at December 31, 2015. Non-interest bearing deposits increased $3,961,082 to $126,034,478 at December 31, 2016, primarily from new account growth and an improved economy. We also experienced larger balances in existing customer accounts as well as large escrow deposits resulting in an increase in our interest-bearing demand deposit accounts.

We fund growth through core deposits and do not have and therefore do not rely on Brokered Deposits or Internet Deposits as a source to do so.

SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase with customers mature on demand. At December 31, 2016 and 2015, there were no securities sold under agreements to repurchase. There was no amount outstanding at any month end during 2016. The maximum amount of securities sold under agreements to repurchase outstanding at any month end was $5,480,927 for the year ended December 31, 2015. The average amount of outstanding securities sold under agreements to repurchase was $751 and $1,873,507 during the years ended December 31, 2016 and 2015, respectively. The securities underlying repurchase agreements are held in safekeeping by an authorized broker. At the maturity date of the agreement, the securities are returned to our account.

At December 31, 2016 and 2015, we had no outstanding federal funds purchased. We have a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement, we may borrow up to $75 million. We established this arrangement as an additional source of liquidity. There have been no borrowings under this arrangement.

At December 31, 2016 and 2015, the Bank had unused short-term lines of credit totaling approximately $21,000,000 and $18,000,000, respectively (which are withdrawable at the lender’s option).

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

Our off-balance sheet arrangements consist principally of commitments to extend credit described below. We estimate probable losses related to binding unfunded lending commitments and record a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At December 31, 2016 and 2015, the balance of this reserve was $24,827 and $20,825, respectively. At December 31, 2016 and 2015, we had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $81,234,269 and $87,622,437 at December 31, 2016 and 2015, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2016 and 2015 was $793,992 and $745,187, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $4,386,210 at December 31, 2016, to sell loans held for sale of $4,386,210, compared to forward sales commitments of $5,820,239 at December 31, 2015, to sell loans held for sale of $5,820,239. The fair value of these commitments was not significant at December 31, 2016 or 2015. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $18.1 million at December 31, 2016 and $13.1 million at December 31, 2015. For the twelve months ended December 31, 2016 and December 31, 2015, there were no loans repurchased.

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

CAPITAL RESOURCES

Our capital needs have been met to date through the $10,600,000 in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of options to purchase stock. Total shareholders’ equity at December 31, 2016 was $40,612,974. The rate of asset growth since our inception has not negatively impacted this capital base.

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

At December 31, 2016, the Bank was categorized as “well capitalized”. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10%, 8.0%, 6.5% and 5%, respectively, and to be categorized as “adequately capitalized,” the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8%, 6%, 4.5%, and 4.0%, respectively.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the financial statements. We must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Current and previous quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. We believe, as of December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which we are subject.

There are no current conditions or events that we are aware of that would change the Company’s or the Bank’s category.

Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2016.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bank of South Carolina Corporation and Subsidiary

Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and Subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of South Carolina Corporation and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Columbia, South Carolina

March 3, 2017

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
	DECEMBER 31,
	2016	2015
ASSETS
Cash and due from banks	$8,141,030	$5,295,924
Interest-bearing deposits in other banks	18,101,300	23,898,862
Investment securities available for sale (amortized cost of $120,942,615 and $118,422,116 in 2016 and 2015, respectively)	119,978,944	119,997,585
Mortgage loans to be sold	4,386,210	5,820,239
Loans	260,576,115	242,622,705
Less: Allowance for loan losses	(3,851,617)	(3,417,827)
Net loans	256,724,498	239,204,878
Premises, equipment and leasehold improvements, net	2,296,624	2,289,228
Other real estate owned	521,943	620,394
Accrued interest receivable	1,614,002	1,284,063
Other assets	2,185,085	761,339
Total assets	$413,949,636	$399,172,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest-bearing demand	$126,034,478	$122,073,396
Interest-bearing demand	96,260,589	84,977,640
Money market accounts	77,307,662	70,233,422
Time deposits over $250,000	17,822,136	25,896,768
Other time deposits	26,019,121	28,871,044
Other savings deposits	29,078,865	26,666,342
Total deposits	372,522,851	358,718,612
Accrued interest payable and other liabilities	813,811	1,302,188
Total liabilities	373,336,662	360,020,800

Commitments and contingencies Notes 6 and 11

Shareholders’ equity
Common stock-no par, 12,000,000 shares authorized; 5,197,535 and 5,157,996 shares issued at December 31, 2016 and 2015, respectively; 4,956,139 and 4,916,600 shares outstanding at December 31, 2016 and 2015, respectively	—	—
Additional paid in capital	36,824,022	36,341,744
Retained earnings	6,643,476	4,064,834
Treasury stock: 241,396 shares at December 31, 2016 and 2015	(2,247,415)	(2,247,415)
Accumulated other comprehensive income (loss), net of income taxes	(607,109)	992,549
Total shareholders’ equity	40,612,974	39,151,712
Total liabilities and shareholders’ equity	$413,949,636	$399,172,512

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Interest and fee income
Loans, including fees	$12,851,900	$11,795,303	$11,263,048
Taxable securities	1,297,636	1,376,441	1,045,592
Tax-exempt securities	1,007,438	1,012,638	1,059,883
Other	138,623	45,566	49,731
Total interest and fee income	15,295,597	14,229,948	13,418,254

Interest expense
Deposits	378,733	401,463	408,266
Short-term borrowings	7	932	681
Total interest expense	378,740	402,395	408,947

Net interest income	14,916,857	13,827,553	13,009,307
Provision for loan losses	570,000	192,500	82,500
Net interest income after provision for loan losses	14,346,857	13,635,053	12,926,807

Other income
Service charges, fees and commissions	1,061,349	991,007	921,638
Mortgage banking income	1,387,740	1,605,676	1,315,020
Gains on sales of securities	380,904	423,832	312,577
Other non-interest income	31,090	29,443	29,466
Total other income	2,861,083	3,049,958	2,578,701

Other expense
Salaries and employee benefits	6,087,929	5,859,203	5,466,446
Net occupancy expense	1,528,048	1,480,606	1,473,700
Net other real estate owned expenses	16,691	5,284	16,440
Other operating expenses	2,639,776	2,168,382	2,152,236
Total other expenses	10,272,444	9,513,475	9,108,822

Income before income tax expense	6,935,496	7,171,536	6,396,686
Income tax expense	1,688,433	2,287,248	1,997,866

Net income	$5,247,063	$4,884,288	$4,398,820

Weighted average shares outstanding
Basic	4,935,349	4,912,499	4,907,208
Diluted	5,054,114	5,067,085	5,032,211

Basic income per common share	$1.06	$.99	$.90
Diluted income per common share	$1.04	$.96	$.87

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Net income	$5,247,063	$4,884,288	$4,398,820
Other comprehensive income (loss):
Unrealized gain (loss) on securities arising during the period	(2,158,236)	26,255	768,326
Reclassification adjustment for securities gains realized in net income	(380,904)	(423,832)	(312,577)
Other comprehensive income (loss), before tax	(2,539,140)	(397,577)	455,749
Income tax effect related to items of other comprehensive income (loss)	939,482	147,104	(168,627)
Other comprehensive income (loss), after tax	(1,599,658)	(250,473)	287,122
Total comprehensive income	$3,647,405	$4,633,815	$4,685,942

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2016, 2015, 2014
	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
December 31, 2013	$28,678,150	$7,007,532	$(1,902,439)	$955,900	$34,739,143
Net income	—	4,398,820	—	—	4,398,820
Other comprehensive income	—	—	—	287,122	287,122
Exercise of stock options 2,500 common	26,050	—	—	—	26,050
Stock-based compensation expense	74,908	—	—	—	74,908
Cash dividends ($0.62 per common share)	—	(2,766,061)	—	—	(2,766,061)
December 31, 2014	28,779,108	8,640,291	(1,902,439)	1,243,022	36,759,982

Net income	—	4,884,288	—	—	4,884,288
Other comprehensive loss	—	—	—	(250,473)	(250,473)
Exercise of stock options 8,615 common	122,946	—	—	—	122,946
10% stock dividend 446,597 common 21,945 treasury at $15.72	7,360,703	(7,020,505)	(344,976)	—	(4,778)
Stock-based compensation expense	78,987	—	—	—	78,987
Cash dividends ($0.52 per common share)	—	(2,439,240)	—	—	(2,439,240)
December 31, 2015	36,341,744	4,064,834	(2,247,415)	992,549	39,151,712

Net income	—	5,247,063	—	—	5,247,063
Other comprehensive loss	—	—	—	(1,599,658)	(1,599,658)
Exercise of stock options 39,539 common	405,749	—	—	—	405,749
Stock-based compensation expense	76,529	—	—	—	76,529
Cash dividends ($0.54 per common share)	—	(2,668,421)	—	—	(2,668,421)
December 31, 2016	$36,824,022	$6,643,476	$(2,247,415)	$(607,109)	$40,612,974

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEARS ENDED DECEMBER 31,
Cash flows from operating activities:	2016	2015	2014
Net income	$5,247,063	$4,884,288	$4,398,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	189,188	196,827	200,178
Gain on sale of securities	(380,904)	(423,832)	(312,577)
(Loss) gain on sale of other real estate	13,450	—	(2,382)
Provision for loan losses	570,000	192,500	82,500
Stock-based compensation expense	76,529	78,987	74,908
Deferred income taxes	(750,254)	4,748	134,478
Net amortization of unearned discounts on investment securities	250,755	109,311	303,036
Origination of mortgage loans held for sale	(76,032,671)	(91,053,923)	(71,767,800)
Proceeds from sale of mortgage loans held for sale	77,466,700	92,558,765	69,182,061
(Increase) decrease in accrued interest receivable and other assets	(63,949)	391,043	(274,201)
Increase (decrease) in accrued interest payable and other liabilities	(543,083)	176,898	153,882
Net cash provided by operating activities	6,042,824	7,115,612	2,172,903

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	9,630,804	2,315,000	1,920,000
Proceeds from sale of available for sale securities	36,218,087	16,564,118	37,159,363
Purchase of investment securities available for sale	(48,239,241)	(25,389,485)	(57,959,964)
Proceeds from sale of other real estate	85,001	—	37,855
Net increase in loans	(18,089,620)	(8,712,885)	(16,394,833)
Purchase of premises, equipment and leasehold improvements, net	(196,584)	(133,632)	(97,740)
Net cash used by investing activities	(20,591,553)	(15,356,884)	(35,335,319)

Cash flows from financing activities:
Net increase in deposit accounts	13,804,239	36,299,585	17,176,372
Net (decrease) increase in short-term borrowings	—	(6,980,681)	6,980,681
Dividends paid	(2,613,715)	(2,380,062)	(2,765,735)
Stock options exercised	405,749	122,946	26,050
Cash in lieu of fractional shares	—	(4,778)	—
Net cash (used) provided by financing activities	11,596,273	27,057,110	21,417,368
Net increase (decrease) in cash and cash equivalents	(2,952,456)	18,815,738	(11,745,048)
Cash and cash equivalents at beginning of year	29,194,786	10,379,048	22,124,096

Cash and cash equivalents at end of year	$26,242,330	$29,194,786	$10,379,048

Supplemental disclosure of cash flow data:
Cash paid during the year for:
Interest	$400,531	$419,004	$429,758
Income taxes	$2,320,830	$2,196,000	$1,819,000
Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain (loss) on securities available for sale, net of income taxes	$(1,599,658)	$(250,473)	$287,122
Change in dividends payable	$54,706	$59,178	$325
Change in other real estate owned	$—	$186,210	$521,943

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

Depository institutions are required to maintain reserve and clearing balances at the Federal Reserve Bank. Vault cash satisfied our daily reserve requirement for the years ended December 31, 2016 and 2015, respectively.

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

Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for 2016 and 2015. We do not have any mortgage-backed securities nor have we ever invested in mortgage-backed securities.

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

Loans and Allowance for Loan Losses:

Loans are carried at principal amounts outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized over the weighted average life of the loan as an adjustment to yield. Interest income on all loans is recorded on an accrual basis. The accrual of interest and the amortization of net loan fees are generally discontinued on loans which 1) are maintained on a cash basis because of deterioration in the financial condition of the borrower; 2) for which payment of full principal is not expected; or 3) upon which principal or interest has been in default for a period of 90 days or more. We define past due loans based on contractual payment and maturity dates.

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

The allowance for loan losses is our estimate of credit losses inherent in the loan portfolio. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis and is based upon our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Concentration of Credit Risk:

Our primary market consists of the counties of Berkeley, Charleston and Dorchester, South Carolina. At December 31, 2016, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

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

Other Real Estate Owned:

Real estate properties acquired through foreclosure are initially recorded at the lower of the recorded investment in the loan or fair value less costs to sell. Losses arising from the initial foreclosure are charged against the allowance for loan losses. Subsequent to foreclosure, real estate owned is recorded at the lower of cost or fair value, adjusted for net selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or our estimation of the value of the collateral. Gains and losses on the sale of other real estate owned (“OREO”) and subsequent write-downs from periodic re-evaluation are charged to net other real estate owned expenses.

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. We believe that we had no uncertain tax positions for the years ended December 31, 2016 and 2015.

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

Interest Rate Lock Commitments and Forward Sale Contracts:

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitments before the loan is funded. In order to hedge the change in interest rates resulting from commitments to fund the loans, we enter into forward commitments for the future delivery of mortgage loans when the interest rate is locked. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in income when they occur. As a result of the short-term nature of mortgage loans held for sale (derivative contract), our derivative instruments were considered to be immaterial as of December 31, 2016 and 2015.

We had no embedded derivative instruments requiring hedge accounting treatment at December 31, 2016. We do not currently engage in hedging activities.

Recent Accounting Pronouncements:

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. This guidance also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. In August 2015, the FASB deferred the effective date of the amendments. As a result of the deferral, the guidance will be effective for the Company for reporting periods beginning after December 15, 2017. We will apply this guidance using a modified retrospective approach. We do not expect this amendment to have a material effect on our consolidated financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments became effective for the Company for the first interim or annual period beginning after December 31, 2014. We applied the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. This adjustment did not have a material effect on our financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2015, the FASB issued guidance to eliminate from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments were effective January 1, 2016 and did not have a material effect on our financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments were effective January 1, 2016 and did not have a material effect on our financial statements.

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance were effective January 1, 2016 and did not have a material effect on our financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal ear of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. We do not expect this amendment to have a material effect on our financial statements.

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to require all leases with lease terms over 12 months to be capitalized as a right-of-use asset and lease liability on the balance sheet at the date of lease commencement. Leases will be classified as either finance leases or operating leases. This distinction will be relevant for the pattern of expense recognition in the income statement. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this guidance on its financial statements.

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

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments were effective January 1, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The guidance requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of adoption of this guidance on its financial statements.

In August 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In October 2016, the FASB amended the Income Taxes topic of the Accounting Standards Codification to modify the accounting for intra-entity transfers of assets other than inventory. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In October 2016, the FASB amended the Consolidation topic of the Accounting Standards Codification to revise the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments will be effective for the Company for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2016, the FASB amended the Statement of Cash Flows topic of the Accounting Standards Codification to clarify how restricted cash is presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2016, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (December 14, 2016) for amendments that do not have transition guidance. Amendments that are subject to transition guidance were effective January 1, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2016, the FASB issued technical corrections and improvements to the Revenue from Contracts with Customers Topic. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	DECEMBER 31, 2016
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$24,148,295	$41,153	$(250,385)	$23,939,063
Government-Sponsored Enterprises	51,737,930	129,482	(833,321)	51,034,091
Municipal Securities	45,056,390	765,813	(816,413)	45,005,790

Total	$120,942,615	$936,448	$(1,900,119)	$119,978,944

	DECEMBER 31, 2015
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$34,517,996	$161,037	$(45,360)	$34,633,673
Government-Sponsored Enterprises	51,136,426	281,650	(133,744)	51,284,332
Municipal Securities	32,767,694	1,340,610	(28,724)	34,079,580

Total	$118,422,116	$1,783,297	$(207,828)	$119,997,585

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2016 and December 31, 2015, by contractual maturity are as follows:

	DECEMBER 31, 2016		DECEMBER 31, 2015
	AMORTIZED COST	ESTIMATED FAIR VALUE	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$3,343,347	$3,350,205	$3,311,346	$3,326,249
Due in one year to five years	82,848,411	82,682,901	69,870,930	70,584,179
Due in five years to ten years	29,662,030	29,169,228	41,930,801	42,670,986
Due in ten years and over	5,088,827	4,776,610	3,309,039	3,416,171

Total	$120,942,615	$119,978,944	$118,422,116	$119,997,585

Securities pledged to secure deposits and repurchase agreements at December 31, 2016 and 2015, had a carrying amount of $47,619,232 and $48,027,575, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016 and 2015. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	Less Than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
	#	Fair Value	Loss	#	Fair Value	Loss	#	Fair Value	Loss
December 31, 2016 Available for sale
U.S. Treasury notes	4	$17,968,594	$(250,385)	—	$—	$—	4	$17,958,594	$(250,385)
Government-sponsored enterprises	8	30,136,720	(833,321)	—	—	—	8	30,136,720	(833,321)
Municipal securities	54	22,606,430	(816,413)	—	—	—	54	22,606,430	(816,413)
Total	66	$70,711,744	$(1,900,119)	—	$—	$—	66	$70,711,744	$(1,900,119)

December 31, 2015 Available for sale
U.S. Treasury notes	2	$10,064,063	$(45,360)	—	$—	$—	2	$10,064,063	$(45,360)
Government-sponsored enterprises	2	7,475,445	(38,538)	1	5,002,335	(95,206)	2	12,477,780	(133,744)
Municipal securities	6	4,361,148	(28,724)	—	—	—	6	4,361,148	(28,724)
Total	10	$21,900,656	$(112,622)	1	$5,002,335	$(95,206)	10	$26,902,991	$(207,828)

We received proceeds from sales of securities available for sale and gross realized gains and losses as follows:

	For the Year Ended December 31,
	2016	2015	2014
Gross proceeds	$36,218,087	$16,564,118	$37,159,363
Gross realized gains	384,963	423,832	312,577
Gross realized losses	(4,059)	—	—

The tax provision related to these gains was $140,934 and $156,818 for the year ended December 31, 2016 and 2015, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS AND ALLOWANCE FOR LOAN LOSSSES

Major classifications of loans (net of deferred loan fees of $136,446 at December 31, 2016, and $118,188 at December 31, 2015) are as follows:

	December 31
	2016	2015
Commercial loans	$52,262,209	$50,938,265
Commercial real estate:
Construction	1,208,901	1,005,118
Other	122,968,126	115,736,034
Consumer:
Real estate	77,131,816	69,777,307
Other	7,005,063	5,165,981
	260,576,115	242,622,705
Allowance for loan losses	(3,851,617)	(3,417,827)
Loans, net	$256,724,498	$239,204,878

We had $101.2 million and $102.1 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at December 31, 2016 and 2015, respectively.

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

The following table illustrates credit risks by category and internally assigned grades at December 31, 2016 and December 31, 2015. “Pass” includes loans internally graded as excellent, good and satisfactory.

December 31, 2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$48,289,944	$798,884	$116,490,396	$74,115,426	$6,728,367	$246,423,017
Watch	1,004,957	410,017	2,625,079	899,306	147,992	5,087,351
OAEM	1,666,048	—	995,549	630,957	28,939	3,321,493
Sub-Standard	1,301,260	—	2,857,102	1,486,127	99,765	5,744,254
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$52,262,209	$1,208,901	$122,968,126	$77,131,816	$7,005,063	$260,576,115

December 31, 2015
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$46,865,088	$572,101	$110,040,948	$65,941,806	$4,857,576	$228,277,519
Watch	1,096,200	433,017	940,073	2,490,339	175,489	5,135,118
OAEM	1,337,002	—	1,203,518	99,743	26,961	2,667,224
Sub-Standard	1,639,975	—	3,551,495	1,245,419	105,955	6,542,844
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$50,938,265	$1,005,118	$115,736,034	$69,777,307	$5,165,981	$242,622,705

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables include an aging analysis of the recorded investment of past-due financing receivable by class:

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$438,159	$—	$—	$438,159	$51,824,050	$52,262,209	$—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	1,208,901	1,208,901	—
Commercial Real Estate -Other	6,363	—	1,501,153	1,507,516	121,460,610	122,968,126	89,908
Consumer:
Consumer Real Estate	415,457	—	—	415,457	76,716,359	77,131,816	—
Consumer-Other	56,784	—	33,322	90,106	6,914,957	7,005,063	33,322
Total	$916,763	$—	$1,534,475	$2,451,238	$258,124,877	$260,576,115	$123,230

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$1,162,676	$250,370	$4,317	$1,417,363	$49,520,902	$50,938,265	$—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	1,005,118	1,005,118	—
Commercial Real Estate -Other	91,607	1,215,473	1,152,774	2,459,854	113,276,180	115,736,034	—
Consumer:
Consumer Real Estate	68,240	249,754	82,015	400,009	69,377,298	69,777,307	—
Consumer-Other	69,333	58,116	6,056	133,505	5,032,476	5,165,981	1,606
Total	$1,391,856	$1,773,713	$1,245,162	$4,410,731	$238,211,974	$242,622,705	$1,606

There were two loans over 90 days past due and still accruing interest at December 31, 2016. There was one loan over 90 days past due still accruing interest at December 31, 2015. The following table summarizes the balances of non-accrual loans:

	Loans Receivable on Non-Accrual
	December 31, 2016	December 31, 2015
Commercial	$61,781	$4,317
Commercial Real Estate:
Commercial Real Estate - Construction	—	—
Commercial Real Estate - Other	1,678,876	1,970,306
Consumer:
Consumer - Real Estate	—	82,015
Consumer - Other	964	4,450
Total	$1,741,621	$2,061,088

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the changes in the allowance and an allocation of the allowance by loan category at December 31, 2016, December 31, 2015 and December 31, 2014. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

December 31, 2016
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$896,854	$59,861	$1,345,094	$941,470	$174,548	$3,417,827
Charge-offs	(33,046)	—	(78,300)	(82,015)	(14,934)	(208,295)
Recoveries	—	—	65,000	—	7,085	72,085
Provisions	681,380	(8,392)	42,912	(133,064)	(12,836)	570,000
Ending Balance	$1,545,188	$51,469	$1,374,706	$726,391	$153,863	$3,851,617

December 31, 2015
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,211,130	$42,904	$1,112,387	$863,351	$105,076	$3,334,848
Charge-offs	(99,737)	—	(55,252)	(6,075)	(40,007)	(201,071)
Recoveries	9,164	—	53,753	6,075	22,558	91,550
Provisions	(223,703)	16,957	234,206	78,119	86,921	192,500
Ending Balance	$896,854	$59,861	$1,345,094	$941,470	$174,548	$3,417,827

December 31, 2014
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,448,804	$22,137	$1,064,363	$672,813	$84,160	$3,292,277
Charge-offs	(83,042)	—	(15,834)	—	(14,154)	(113,030)
Recoveries	—	—	46,000	—	27,101	73,101
Provisions	(154,632)	20,767	17,858	190,538	7,969	82,500
Ending Balance	$1,211,130	$42,904	$1,112,387	$863,351	$105,076	$3,334,848

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans.

December 31, 2016
	Commercial	Commercial Real Estate- Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$1,051,219	$—	$324,587	$43,119	$89,047	$1,507,972
Collectively evaluated for impairment	493,969	51,469	1,050,119	683,272	64,816	2,343,645
Total Allowance for Losses	$1,545,188	$51,469	$1,374,706	$726,391	$153,863	$3,851,617
Loans Receivable
Individually evaluated for impairment	$1,301,259	$—	$3,225,351	$1,286,127	$89,047	$5,901,784
Collectively evaluated for impairment	50,960,950	1,208,901	119,742,775	75,845,689	6,916,016	254,674,331
Total Loans Receivable	$52,262,209	$1,208,901	$122,968,126	$77,131,816	$7,005,063	$260,576,115

December 31, 2015
	Commercial	Commercial Real Estate- Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$387,979	$—	$253,105	$342,320	$100,103	$1,083,507
Collectively evaluated for impairment	508,875	59,861	1,091,989	599,150	74,445	2,334,320
Total Allowance for Loan Losses	$896,854	$59,861	$1,345,094	$941,470	$174,548	$3,417,827
Loans Receivable
Individually evaluated for impairment	$1,639,974	$—	$3,551,495	$1,245,419	$105,819	$6,542,707
Collectively evaluated for impairment	49,298,291	1,005,118	112,184,539	68,531,888	5,060,162	236,079,998
	$50,938,265	$1,005,118	$115,736,034	$69,777,307	$5,165,981	$242,622,705

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016 and 2015, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans As of The Year Ended December 31,
	2016			2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$250,040	$250,040	$—	$692,831	$692,831	$—
Commercial Real Estate- Construction	—	—	—	—	—	—
Commercial Real Estate-Other	2,174,770	2,174,770	—	2,476,018	2,476,018	—
Consumer Real Estate	1,243,008	1,243,008	—	450,402	450,402	—
Consumer Other	—	—	—	5,715	5,715	—
	$3,667,818	$3,667,818	$—	$3,624,966	$3,624,966	$—

With an allowance recorded:

Commercial	$1,051,219	$1,051,219	$1,051,219	$947,143	$947,143	$387,979
Commercial Real Estate- Construction	—	—	—	—	—	—
Commercial Real Estate-Other	1,050,581	1,050,581	324,587	1,075,477	1,075,477	253,105
Consumer Real Estate	43,119	43,119	43,119	795,017	795,017	342,320
Consumer Other	89,047	89,047	89,047	100,104	100,104	100,103
	$2,233,966	$2,233,966	$1,507,972	$2,917,741	$2,917,741	$1,083,507

Total

Commercial	$1,301,259	$1,301,259	$1,051,219	$1,639,974	$1,639,974	$387,979
Commercial Real Estate-Construction	—	—	—	—	—	—
Commercial Real Estate-Other	3,225,351	3,225,351	324,587	3,551,495	3,551,495	253,105
Consumer Real Estate	1,286,127	1,286,127	43,119	1,245,419	1,245,419	342,320
Consumer Other	89,047	89,047	89,047	105,819	105,819	100,103
	$5,901,784	$5,901,784	$1,507,972	$6,542,707	$6,542,707	$1,083,507

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

For the Year Ended December 31,
	2016		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$267,747	$12,282	$750,350	$43,853	$647,135	$18,129
Commercial Real Estate-Construction	—	—	—	—	—	—
Commercial Real Estate-Other	2,267,288	81,582	2,500,204	128,352	3,515,431	177,416
Consumer Real Estate	1,242,515	22,111	450,117	17,035	351,550	12,877
Consumer-Other	—	—	56,758	2,557	—	—
	$3,777,550	$115,975	$3,757,429	$191,797	$4,514,116	$208,422

With an allowance recorded:

Commercial	$1,087,559	$49,985	$1,009,765	$49,166	$1,222,383	$56,432
Commercial Real Estate-Construction	—	—	—	—	—	—
Commercial Real Estate-Other	1,047,685	16,138	1,066,896	48,945	790,998	29,218
Consumer Real Estate	43,155	1,514	811,014	32,362	688,922	34,154
Consumer Other	94,945	5,533	55,439	3,540	41,631	1,923
	$2,273,344	$73,170	$2,943,114	$134,013	$2,743,934	$121,727

Total

Commercial	$1,355,306	$62,267	$1,760,115	$93,019	$1,869,518	$74,561
Commercial Real Estate-Construction	—	—	—	—	—	—
Commercial Real Estate-Other	3,314,973	97,720	3,567,100	177,297	4,306,429	206,634
Consumer Real Estate	1,285,670	23,625	1,261,131	49,397	1,040,472	47,031
Consumer Other	94,945	5,533	112,197	6,097	41,631	1,923
	$6,050,894	$189,145	$6,700,543	$325,810	$7,258,050	$330,149

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $378,392 (2 loans) and $458,268 (3 loans) at December 31, 2016 and December 31, 2015, respectively. Restructured loans were granted extended payment terms with no principal reduction. All restructured loans were performing as agreed as of December 31, 2016 and 2015, respectively.

No TDRs defaulted during the years ended December 31, 2016 and 2015, which were modified within the previous twelve months.

5.        CONCENTRATIONS OF CREDIT RISK

We grant short to intermediate term commercial and consumer loans to customers throughout our primary market area of Charleston, Berkeley and Dorchester counties of South Carolina. Our primary market area is heavily dependent on tourism and medical services. Although we have a diversified loan portfolio, a substantial portion of our debtors’ ability to honor their contracts is dependent upon the stability of the economic environment in their primary market including the government, tourism and medical industries. The majority of the loan portfolio is located in our immediate market area with a concentration in Real Estate Related Activities and Offices and Clinics of Medical Doctors.

Our loans were concentrated in the following categories.

	December 31, 2016	December 31, 2015
Commercial	20.06%	21.00%
Commercial Real Estate-Construction	0.46%	0.41%
Commercial Real Estate-Other	47.20%	47.70%
Consumer Real Estate	29.59%	28.76%
Consumer-Other	2.69%	2.13%
Total Loans	100.00%	100.00%

6.	Premises, Equipment and Leasehold Improvements

Premises, equipment and leasehold improvements are summarized as follows:

	December 31,
	2016	2015

Bank buildings	$1,824,613	$1,824,613
Land	838,075	838,075
Leasehold purchase	30,000	30,000
Lease improvements	690,212	687,333
Construction in process	11,754	11,754
Equipment	3,264,488	3,070,783
	6,659,142	6,462,558
Accumulated depreciation	(4,362,518)	(4,173,330)
Total	$2,296,624	$2,289,228

Depreciation and amortization on our bank premises and equipment charged to operating expense totaled $189,188 in 2016, $196,827 in 2015, and $200,178 in 2014.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We entered into agreements to lease equipment and office facilities under non-cancellable operating lease agreements expiring on various dates through 2039. We may, at our option, extend the lease of our office facility at 256 Meeting Street in Charleston, South Carolina, for one additional ten year period to 2027; extend the lease of our Summerville office at 100 North Main Street for two additional ten year periods; and extend the land lease where the Mt. Pleasant office is located for six additional five year periods.

We rent office space at 1071 Morrison Drive, Charleston, South Carolina, from a related party, to house our Mortgage Department. Rent expense for this lease was $51,690 and $50,184 for the years ended December 31, 2016 and 2015, respectively. This lease renews every two years.

Management intends to exercise its option on the lease agreements. Lease payments below include the lease renewals. Minimum rental commitments for these leases as of December 31, 2016 are as follows:

2017	$615,122
2018	622,890
2019	614,103
2020	591,067
2021	608,257
2022 and thereafter	4,708,393
Total	$7,759,832

Total rental expense was $594,567, $591,058 and $572,395 in 2016, 2015 and 2014, respectively.

On January 28, 2014, we signed a lease to open a banking office located on Highway 78, North Charleston, South Carolina (copy of the lease incorporated as Exhibit 10.8 in the 2013 10-K and copy of the Assignment and Assumption of Lease incorporated as Exhibit 10.9, First Amendment to the Lease incorporated as Exhibit 10.10 and Second Amendment to the Lease incorporated as Exhibit 10.11 in the 2015 10-K). The building is expected to be completed in the future. Rental payments do not commence until we take control of our space.

7.	OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned at December 31, 2016 and December 31, 2015.

	December 31, 2016	December 31, 2015
Balance, beginning of year	$620,394	$521,943
Additions-foreclosure	—	98,451
Sales	(98,451)	—
Write-downs	—	—
Balance, end of year	$521,943	$620,394

We had one property valued at $521,943 classified as OREO at December 31, 2016. At December 31, 2015, we had two properties with an aggregate balance of $620,394 classified as OREO. Another property valued at $98,451 classified as OREO during 2015, was ultimately sold at a loss of $13,450.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	DEPOSITS

At December 31, 2016 and 2015, certificates of deposit of $250,000 or more totaled approximately $15,822,136 and $25,896,768, respectively.

At December 31, 2016, the scheduled maturities of certificates of deposit are as follows:

2017	$41,020,714
2018	1,242,741
2019	516,921
2020	472,367
2021 and thereafter	588,514
$43,841,257

At December 31, 2016, deposits with a deficit balance of $24,963 were re-classified as other loans, compared to $121,331 at December 31, 2015.

9.	Short-Term Borrowings

Securities sold under agreements to repurchase with customers mature on demand. At December 31, 2016 and 2015, there were no securities sold under agreements to repurchase. There was no amount outstanding at any month end during 2016. The maximum amount of securities sold under agreements to repurchase outstanding at any month end was $5,480,927 for the year ended December 31, 2015. The average amount of outstanding securities sold under agreements to repurchase was $751 and $1,873,507 during the years ended December 31, 2016 and 2015, respectively. The securities underlying repurchase agreements are held in safekeeping by an authorized broker. At the maturity date of the agreement, the securities are returned to our account.

At December 31, 2016 and 2015, we had no outstanding federal funds purchased. We have a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement, we may borrow up to $75 million. We established this arrangement as an additional source of liquidity. There have been no borrowings under this arrangement.

At December 31, 2016 and 2015, the Bank had unused short-term lines of credit totaling approximately $21,000,000 and $18,000,000, respectively (which are withdrawable at the lender’s option).

10.	Income Taxes

Total income taxes for the years ended December 31, 2016, 2015 and 2014 are as follows:

	For the Year Ended December 31,
	2016	2015	2014
Income tax expense	$1,688,433	$2,287,248	$1,997,866
Unrealized gains (losses) on securities available for sale presented in accumulated other comprehensive income (loss)	(939,482)	(147,104)	168,627
Total	$748,951	$2,140,144	$2,166,493

 BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense was as follows:

	For the Year Ended December 31,
	2016	2015	2014
Current income taxes
Federal	$2,438,687	$2,102,154	$1,703,444
State	—	224,083	200,361
Total current tax expense	2,438,687	2,326,237	1,903,805
Deferred income tax (benefit) expense	(750,254)	(38,989)	94,061
Income tax expense	$1,688,433	$2,287,248	$1,997,866

The differences between actual income tax expense and the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods indicated are reconciled as follows:

	For the Year Ended December 31,
	2016	2015	2014
Computed “expected” tax expense	$2,358,069	$2,438,322	$2,174,873
Increase (reduction) in income taxes resulting from:
State income tax, net of federal benefit	(156,114)	147,895	132,238
Tax exempt interest income	(339,994)	(341,970)	(357,834)
Other, net	(173,528)	43,001	48,589
	$1,688,433	$2,287,248	$1,997,866

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below:

	December 31
	2016	2015
Deferred tax assets:
Allowance for loan losses	$1,248,551	$1,064,916
State net operating loss carryforward	50,301	45,987
State credit carryforward	236,536	—
Unrealized loss on securities available for sale	356,562	—
Other	45,661	23,749
Total gross deferred tax assets	1,937,611	1,134,652
Valuation allowance	(50,301)	(45,987)

Deferred tax liabilities:
Prepaid expenses	(2,779)	(1,363)
Unrealized gain on securities available for sale	—	(582,926)
Deferred loan fees	(46,392)	(40,184)
Fixed assets, principally due to differences in depreciation	(52,236)	(24,611)
Other bond accretion	(78,877)	(65,735)
Total gross deferred tax liabilities	(180,284)	(714,819)
Net deferred tax assets	$1,707,026	$373,846

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2016, the Company invested in a South Carolina Rehabilitation Credit. The tax credit is included in deferred tax assets and is being amortized. Amortization expense recognized for the year ended December 31, 2016 was $325,000 and was included in other operating expense on the statement of operations.

There was a $50,301 valuation allowance for deferred tax assets at December 31, 2016 and $45,987 at December 31, 2015 associated with the Company’s state net operating loss. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2016. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable regulations.

Tax returns for 2013 and subsequent years are subject to examination by taxing authorities.

11.	Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is essentially the same as that involved in extending loan facilities to customers. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If deemed necessary, the amount of collateral obtained upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $81,234,269 and $87,622,437 at December 31, 2016 and 2015, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure by our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At December 31, 2016 and 2015, we have recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2016 and 2015 was $793,992 and $745,187, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      Related Party Transactions

In the opinion of management, loans to our executive officers and directors are made on substantially the same terms, including interest rates and collateral, as those terms prevailing at the time for comparable loans with persons not related to the lender that do not involve more than the normal risk of collectability. There were no outstanding loans to our executive officers as of December 31, 2016 and 2015. Related party loans are summarized as follows:

	DECEMBER 31,
	2016	2015

Balance at beginning of year	$6,523,137	$6,664,467
New loans or advances	4,833,545	6,662,930
Repayments	(7,412,542)	(6,804,260)
Balance at end of year	$3,944,140	$6,523,137

At December 31, 2016 and 2015, total deposits held by related parties were $4,376,563 and $7,760,342, respectively.

The Company also leased office space from a related party as discussed in the Premises, Equipment and Leasehold Improvements footnote.

13.	Other Expense

A summary of the components of other operating expense is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Advertising and business development	$16,159	$16,662	$12,695
Supplies	94,006	111,604	123,087
Telephone and postage	194,853	188,052	193,039
Insurance	42,192	42,504	44,271
Professional fees	431,424	423,319	411,742
Data processing services	594,550	518,788	493,977
State and FDIC insurance and fees	242,926	228,627	216,129
Courier service	96,823	95,877	104,366
Amortization of state tax credit	325,000	—	—
Other	601,843	542,949	552,930
	$2,639,776	$2,168,382	$2,152,236

14.	Stock Incentive Plan

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2016	2015		2014
Risk free interest rate	2.33%	1.96%	2.33%	2.94%
Expected life (in years)	10	10	10	10
Expected stock price volatility	27.95%	19.62%	19.62%	36.34%
Dividend yield	3.47%	4.13%	4.13%	3.98%

There are currently options to purchase 7,650 shares outstanding and exercisable under the 1998 Omnibus Stock Incentive Plan with options to purchase 7,170 shares exercisable at December 31, 2016. This plan has expired, however, those shares granted before the expiration date may still be exercised.

The following table presents a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plans for the years ended December 31:

	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	183,302	$10.81	176,181	$10.48	175,081	$10.31
Granted	10,000	15.99	23,650	14.44	11,000	13.49
Expired	—	—	—	—	—	—
Exercised	(39,539)	10.26	(9,378)	13.11	(2,750)	9.74
Forfeited	(12,858)	13.84	(7,151)	11.64	(7,150)	11.15
Outstanding, December 31	140,905	$11.06	183,302	$10.81	176,181	$10.48
Exercisable at year end	12,620	$11.50	17,457	$12.95	19,012	$13.39

Information has been retroactively adjusted for the 2015 10% stock dividend as applicable.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information pertaining to options outstanding at December 31, 2016:

December 31, 2016
Exercise Price:	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value of Outstanding Options	Number of Options Exercisable	Weighted Average Exercise Price	Intrinsic Value of Exercisable Options
$13.22	6,050	—	$13.22	$23,535	6,050	$13.22	$23,535
$11.73	1,600	1.2	$11.73	$8,608	1,120	$11.73	$6,026
$9.79	11,220	3.7	$9.79	$82,130	1,270	$9.79	$9,296
$10.61	4,400	4.2	$10.61	$28,600	—	$—	$—
$9.47	71,610	4.5	$9.47	$54,710	4,180	$9.47	$31,935
$10.10	9,075	5.6	$10.10	$63,616	—	$—	$—
$10.91	2,750	5.9	$10.91	$17,050	—	$—	$—
$13.64	2,200	6.9	$13.64	$694	—	$—	$—
$13.49	4,950	7.6	$13.49	$17,919	—	$—	$—
$14.35	13,750	8.5	$14.35	$37,950	—	$—	$—
$14.98	3,300	8.6	$14.98	$7,029	—	$—	$—
$15.99	10,000	9.3	$15.99	$11,200	—	$—	$—
	140,905	5.26	$11.06	$353,041	12,620	$11.50	$70,792

All relevant information has been retroactively adjusted for the 2015 10% stock dividend.

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014, were $273,979, $14,272, and $12,775, respectively.

We recognized compensation cost for the years ended December 31, 2016, 2015 and 2014 in the amount of $76,529, $78,987, and $74,908, respectively, related to the granted options.

As of December 31, 2016, there was a total of $346,974 in unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 5.26 years.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses amounted to $345,000 during the year ended December 31, 2016, $315,000 for the year ended December 31, 2015 and $280,000 for the year ended 2014. The plan currently owns 335,604 shares of common stock of Bank of South Carolina Corporation.

A participant becomes vested in the ESOP based upon the employee’s credited years of service. The vesting schedule is as follows;

●	1 Year of Service	0% Vested
●	2 Years of Service	25% Vested
●	3 Years of Service	50% Vested
●	4 Years of Service	75% Vested
●	5 Years of Service	100% Vested

Periodically the Internal Revenue Service “IRS” requires a restatement of a qualified retirement plan to ensure that the plan document includes provisions required by legislative and regulatory changes made since the last restatement. There have been no substantive changes to the plan. The Board of Directors approved a restated plan, on January 26, 2012 (incorporated as Exhibit 10.5 in the 2011 10-K). The Plan was submitted to the IRS for approval and a determination letter was issued September 26, 2013, stating that the plan satisfies the requirements of Code Section 4975 (e) (7). On January 26, 2017, the Board of Directors approved a restated plan (incorporated as Exhibit 10.6 in the 2016 10-K).

16.	DIVIDENDS

The Bank’s ability to pay dividends to the Company is restricted by the laws and regulations of the State of South Carolina. Generally, these restrictions allow the Bank to pay dividends from current earnings without the prior written consent of the South Carolina Commissioner of Banking, if it received a satisfactory rating at its most recent examination. Cash dividends when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. The Bank paid dividends of $2,340,000, $2,475,000 and $2,865,000 to the Company during the years ended December 31, 2016, 2015 and 2014, respectively.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of the reconciliation of average shares outstanding for the years ended December 31:

	2016	2015	2014
Numerator:
Net income	$5,247,063	$4,884,288	$4,398,820

Denominator:

Weighted average shares outstanding	4,935,349	4,912,499	4,907,208
Effect of dilutive shares	118,765	154,586	125,003
Weighted average shares outstanding-diluted	5,054,114	5,067,085	5,032,211

Earnings per share - basic	$1.06	$0.99	$0.90
Earnings per share - diluted	$1.04	$0.96	$0.87

18.	Regulatory Capital Requirements

The Company and the Bank are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Current quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. We believe that the Company and the Bank meet all capital adequacy requirements to which they were subject at December 31, 2016 and 2015.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. All final rule requirements will be phased in over a multi-year schedule. The capital conservation buffer in effect for the year ended December 31, 2016 was 0.625%.

At December 31, 2016, the Bank was categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10%, 8.0%, 6.5% and 5%, respectively, and to be categorized as “adequately capitalized,” the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8%, 6%, 4.5%, and 4.0%, respectively.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the actual and required capital amounts and ratios for the Company and Bank at December 31, 2016 and 2015:

December 31, 2016
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets:

Company	$44,850	15.46%	$23,213	8.00%	N/A	N/A
Bank	$44,544	15.36%	$23,207	8.00%	$29,009	10.00%

Tier 1 capital to risk-weighted assets:

Company	$41,220	14.21%	$17,410	6.00%	N/A	N/A
Bank	$40,915	14.10%	$17,405	6.00%	$23,207	8.00%

Tier 1 capital to average assets:

Company	$41,220	9.85%	$16,738	4.00%	N/A	N/A
Bank	$40,915	9.78%	$16,735	4.00%	$20,919	5.00%

Common equity Tier 1 capital:

Company	$41,220	14.21%	$13,058	4.50%	N/A	N/A
Bank	$40,915	14.10%	$13,054	4.50%	$18,856	6.50%

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets:

Company	$41,497	15.54%	$21,359	8.00%	N/A	N/A
Bank	$41,169	15.42%	$21,357	8.00%	$26,696	10.00%

Tier 1 capital to risk-weighted assets:

Company	$38,159	14.29%	$16,019	6.00%	N/A	N/A
Bank	$37,831	14.17%	$16,018	6.00%	$21,357	8.00%

Tier 1 capital to average assets:

Company	$38,159	9.63%	$15,850	4.00%	N/A	N/A
Bank	$37,831	9.55%	$15,843	4.00%	$19,803	5.00%

Common equity Tier 1 capital:

Company	$38,159	14.29%	$12,014	4.50%	N/A	N/A
Bank	$37,831	14.17%	$12,013	4.50%	$17,353	6.50%

19.	DISCLOSURES REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements apply whenever GAAP requires or permits assets or liabilities to be measured at fair value either on a recurring or nonrecurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. The fair value standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of inputs by requiring that observable inputs be used when available. Observable inputs that market participants would use in pricing an asset or liability are developed based on market data we have obtained from independent sources. Unobservable inputs reflect our estimate of assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Level 3: valuation is derived from other valuation methodologies, including discounted cash flow models and similar techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in determining fair value.

Fair value estimates are made at a specific point of time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale our entire holdings of a particular financial instrument. Because no active market exists for a significant portion of our financial instruments, fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

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

Derivative Instruments

Derivative instruments include interest rate lock commitments and forward sale commitments. These instruments are valued based on the change in the value of the underlying loan between the commitment date and the end of the period. We classify these instruments as Level 3. The fair value of these commitments was not significant at December 31, 2016 or 2015.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015 are as follows:

Balance at December 31, 2016
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$23,939,063	$—	$—	$23,939,063
Government Sponsored Enterprises	—	51,034,091	—	51,034,091
Municipal Securities	—	31,027,933	13,977,857	45,005,790
Total	$23,939,063	$82,062,024	$13,977,857	$119,978,944

Balance at December 31, 2015
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$34,633,673	$—	$—	$34,633,673
Government Sponsored Enterprises	—	51,284,332	—	51,284,332
Municipal Securities	—	28,861,902	5,217,678	34,079,580
Total	$34,633,673	$80,146,234	$5,217,678	$119,997,585

There were no liabilities recorded at fair value on a recurring basis as of December 31, 2016 or December 31, 2015.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015:

	Level 3 Municipal Securities December 31, 2016	2015
Beginning Balance	$5,217,678	$1,377,089
Total gains or (losses) (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	(818,821)	(34,411)
Purchases, issuances and settlements, net of maturities	9,579,000	3,875,000
Transfers in and/or out of level 3	—	—
Ending Balance	$13,977,857	$5,217,678

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between fair value levels in 2016 or 2015.

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

In accordance with Accounting Standards Codification (“ASC”) 820 “Fair Value Measurement”, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. At December 31, 2016 and December 31, 2015, substantially all of the impaired loans were evaluated based on the fair value of the collateral. These impaired loans are classified as Level 3. Impaired loans measured using discounted future cash flows are not deemed to be measured at fair value.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an on going basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents information about certain assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2016, and 2015:

December 31, 2016
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$4,143,772	$4,143,772
Other real estate owned	—	—	521,943	521,943
Loans held for sale	—	4,386,210	—	4,386,210
Total	$—	$4,386,210	$4,665,715	$9,051,925

December 31, 2015
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$5,459,200	$5,459,200
Other real estate owned	—	—	620,394	620,394
Loans held for sale	—	5,820,239	—	5,820,239
Total	$—	$5,820,239	$6,079,594	$11,899,833

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2016 or 2015.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2016:

Inputs

	Valuation Technique	Unobservable Input	General Range of Inputs

Impaired Loans	Discounted Appraisals	Collateral Discounts	0 – 35%

Other Real Estate Owned	Appraisal Value/ Comparison Sales/Other Estimates	Appraisals and/or Sales of Comparable Properties	Appraisals Discounted 10% to 20% for Sales Commissions and Other Holding Costs

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

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

c.	Loans

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans at December 31, 2016 and December 31, 2015, approximate market.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of December 31, 2016 and December 31, 2015.

Fair Value Measurements at December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$8,141,030	$8,141,030	$8,141,030	$—	$—
Interest-bearing deposits in other banks	18,101,300	18,101,300	18,101,300	—	—
Investments available for sale	119,978,944	119,978,944	23,939,063	82,062,024	13,977,857
Mortgage loans to be sold	4,386,210	4,386,210	—	4,386,210	—
Loans	260,576,115	260,406,669	—	—	260,406,669
Accrued interest receivable	1,614,002	1,614,002	—	1,614,002	—
Financial Liabilities:
Demand deposits	328,681,594	328,681,594	—	328,681,594	—
Time deposits	43,841,257	43,856,383	—	43,856,383	—
Accrued interest payable	51,629	51,629	—	51,629	—

Fair Value Measurements at December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,295,924	$5,295,924	$5,295,924	$—	$—
Interest-bearing deposits in other banks	23,898,862	23,898,862	23,898,862	—	—
Investments available for sale	119,997,585	119,997,585	34,633,673	80,146,234	5,217,678
Mortgage loans to be sold	5,820,239	5,820,239	—	5,820,239	—
Loans	242,622,705	242,581,154	—	—	242,581,154
Accrued interest receivable	1,284,063	1,284,063		1,284,063
Financial Liabilities:
Demand deposits	303,950,800	303,950,800	—	303,950,800	—
Time deposits	54,767,812	54,780,915	—	54,780,915	—
Accrued interest payable	73,421	73,421	—	73,421	—

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the components of accumulated other comprehensive income (loss) and changes in those components as of and for the years ended December 31:

Available for sale securities
Beginning Balance December 31, 2013	$955,900
Change in net unrealized gains (losses) on securities available for sale	768,326
Reclassification adjustment for net securities gains included in net income	(312,577)
Income tax expense (benefit)	(168,627)

Balance December 31, 2014	1,243,022
Change in net unrealized gains (losses) on securities available for sale	26,255
Reclassification adjustment for net securities gains included in net income	(423,832)
Income tax expense (benefit)	147,104

Balance December 31, 2015	992,549
Change in net unrealized gains (losses) on securities available for sale	(2,158,236)
Reclassification adjustment for net securities gains included in net income	(380,904)
Income tax expense	939,482
Balance December 31, 2016	$(607,109)

The following table shows the line items in the consolidated Statements of Operations affected by amounts reclassified from accumulated other comprehensive income (loss):

Year Ended December 31,
	2016	2015	2014
Gain on sale of investments, net	$380,904	$423,832	$312,577
Tax effect	(140,934)	—	—
Total reclassification, net of tax	$239,970	$423,832	$312,577

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Bank of South Carolina Corporation - Parent Company

The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2016 and 2015, and the related condensed statements of operations and cash flows for the years ended December 31, 2016, 2015 and 2014, are as follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	2016	2015
Assets
Cash	$922,595	$946,996
Investment in wholly-owned bank subsidiary	40,308,166	38,823,720
Other assets	76,077	20,154
Total assets	$41,306,838	$39,790,870

Liabilities and shareholders’ equity
Other liabilities	$693,864	$639,158
Shareholders’ equity	40,612,974	39,151,712
Total liabilities and shareholders’ equity	$41,306,838	$39,790,870

CONDENSED STATEMENTS OF OPERATIONS

	2016	2015	2014

Interest income	$571	$302	$306
Net operating expenses	(177,612)	(195,636)	(187,284)
Dividends received from bank	2,340,000	2,475,000	2,865,000
Equity in undistributed earnings of subsidiary	3,084,104	2,604,622	1,720,798
Net income	$5,247,063	$4,884,288	$4,398,820

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	2016	2015	2014

Cash flows from operating activities:
Net income	$5,247,063	$4,884,288	$4,398,820
Stock-based compensation expense	76,529	78,987	74,908
Equity in undistributed earnings of subsidiary	(3,084,104)	(2,604,622)	(1,720,798)
Decrease (increase) in other assets	(55,923)	202,043	(40,418)
Net cash provided by operating activities	2,183,565	2,560,696	2,712,512

Cash flows from financing activities:
Dividends paid	(2,613,715)	(2,380,062)	(2,765,735)
Cash in lieu of fractional shares	—	(4,778)	—
Stock options exercised	405,749	122,946	26,050
Net cash used by financing activities	(2,207,966)	(2,261,894)	(2,739,685)

Net increase (decrease) in cash	(24,401)	298,802	(27,173)
Cash at beginning of year	946,996	648,194	675,367
Cash at ending of year	$922,595	$946,996	$648,194

Supplemental disclosure for non-cash investing and financing activity:
Change in dividends payable	$54,706	$59,178	$325

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Quarterly Results of Operations (unaudited)

The tables below represent the quarterly results of operations for the years ended December 31, 2016 and 2015, respectively:

	2016
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,862,720	$4,030,143	$3,770,669	$3,632,065
Total interest expense	95,146	96,467	92,988	94,139
Net interest income	3,767,574	3,933,676	3,677,681	3,537,926
Provision for loan losses	175,000	210,000	140,000	45,000
Net interest income after provisions for loan losses	3,592,574	3,723,676	3,537,681	3,492,926
Other income	638,896	686,586	729,572	806,029
Other expense	2,715,147	2,584,268	2,436,881	2,536,148
Income before income tax expense	1,516,323	1,825,994	1,830,372	1,762,807
Income tax expense	203,444	399,656	518,262	567,071
Net income	$1,312,879	$1,426,338	$1,312,110	$1,195,736
Basic income per common share	$0.27	$0.28	$0.27	$0.24
Diluted income per common share	$0.26	$0.28	$0.26	$0.24

	2015
	FOURTH	THIRD	SECOND	FIRST

Total interest and fee income	$3,635,011	$3,569,672	$3,550,663	$3,474,602
Total interest expense	108,115	101,230	99,579	93,471
Net interest income	3,526,896	3,468,442	3,451,084	3,381,131
Provision for loan losses	110,000	7,500	70,000	5,000
Net interest income after provisions for loan losses	3,416,896	3,460,942	3,381,084	3,376,131
Other income	788,770	662,038	868,492	730,658
Other expense	2,402,221	2,372,742	2,399,458	2,339,054
Income before income tax expense	1,803,445	1,750,238	1,850,118	1,767,737
Income tax expense	576,474	551,319	596,680	562,775
Net income	$1,226,971	$1,198,919	$1,253,438	$1,204,960
Basic income per common share	$0.25	$0.24	$0.26	$0.25
Diluted income per common share	$0.24	$0.24	$0.25	$0.22

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of December 31, 2016 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Senior Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Based on this assessment, management believes that as of December 31, 2016, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2016 that was not reported.

PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance

The information required by this item contained under the sections captioned “Proposal 1: To elect seventeen Directors of Bank of South Carolina Corporation to serve until the Company’s 2018 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” included on pages 12-24 in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 11, 2017, a copy of which has been filed with the SEC, the “Proxy Statement”, is incorporated in this document by reference.

Executive Officers The information concerning the Company’s executive officers is contained under the section captioned ” Proposal 1: To elect seventeen Directors of Bank of South Carolina Corporation to serve until the Company’s 2018 Annual Meeting of Shareholders,” included on pages 4-9 of the Company’s Proxy Statement, and is incorporated in this document by reference.

Audit and Compliance Committee Financial Expert The Audit and Compliance Committee of the Company is composed of Directors Linda J. Bradley McKee, PhD, CPA, David W. Bunch, William L. Hiott, Jr., Katherine M. Huger, and Steve D. Swanson (Chairman). The Board has selected the Audit and Compliance Committee members based on its determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company’s financial statements. Each member of the Audit and Compliance Committee is “independent” as defined in the NASDAQ Stock Market listing standards for audit committee members.

The Board of Directors has determined that Linda J. Bradley McKee, PhD, CPA, qualifies as a financial expert within the meaning of SEC rules and regulations and has designated Dr. Bradley McKee as the Audit and Compliance Committee financial expert. Director Bradley McKee is independent as that term is used in Schedule 14A promulgated under the Exchange Act.

Code of Ethics The Company has adopted a “Code of Ethics”, applicable to the Chairman of the Board, the President/Chief Executive Officer, the Executive Vice President/CFO and the Executive Vice President and a “Code of Conduct” for Directors, officers and employees. A copy of these policies may be obtained at the Company’s internet website: http:// www.banksc.com.

Compliance with Insider Reporting The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is included on page 17 of the Company’s Proxy Statement and is incorporated in this document by reference.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Section captioned “Directors Compensation” and “Executive Compensation-Compensation Discussion and Analysis” included on pages 17-23 of the Proxy Statement.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Stock Incentive Plan of the Company as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [1]
1998 Omnibus Stock Incentive Plan approved by Shareholders [2]	7,650	$12.91	—
2010 Omnibus Stock Incentive Plan approved by Shareholders[3]	133,255	$10.95	130,458

Total	140,905	$11.06	130,458

[1]	In accordance with the 1998 Omnibus Stock Incentive Plan, no options may be granted under this Plan after April 14, 2008, due to its expiration. Options granted before this date shall remain valid in accordance with their terms.

[2]	The number of securities to be issued upon exercise of the outstanding options represents the total outstanding options under the 1998 Omnibus Stock Incentive Plan. As per the agreement, the referenced options shall remain valid in accordance with their terms. During the year ended December 31, 2016, options to purchase 7,859 shares were exercised and 3,508 shares were forfeited from the 1998 Omnibus Stock Incentive Plan.

[3]	The 2010 Omnibus Stock Incentive Plan was approved by the Shareholders at the 2010 Annual Meeting. There were 330,000 shares reserved under this Plan. On September 24, 2010, options to purchase 36,300 shares were granted to 21 employees (other than Executive Officers) with options to purchase 825 shares forfeited with the resignation of one employee in 2010. On March 24, 2011, options to purchase 5,500 shares were granted to 1 employee and on June 23, 2011, options to purchase 105,600 shares were granted to 22 employees including Sheryl G. Sharry and Fleetwood S. Hassell, both Executive Officers who each received options to purchase 11,000 shares. Douglas H. Sass, Executive Vice President, also received options on June 23, 2011 to purchase 5,500 shares. During the year ended December 31, 2011, options to purchase 6,325 shares were forfeited with the resignation of two employees. On June 28, 2012 the Executive Committee granted options to purchase 9,900 shares to 5 employees including Douglas H. Sass, Executive Vice President, who received options to purchase 5,500 shares. In addition, the Board of Directors granted options to purchase 2,750 shares to 1 employee on September 24, 2012. There were options to purchase 4,400 shares forfeited during the year ended December 31, 2012. On June 27, 2013 options to purchase 5,500 shares were granted to 5 employees. Options to purchase 2,200 shares were granted to 3 employees on December 19, 2013. Options to purchase 10,618 shares were forfeited during the year ended December 31, 2013. On July 24, 2014, options to purchase an aggregate of 11,000 shares were granted to twelve employees. Options to purchase 7,150 shares were forfeited with the resignation of 4 employees during the year ended December 31, 2014. On April 23, 2015, options to purchase an aggregate of 20,350 shares were granted to nine employees and on June 29, 2015, options to purchase 3,300 shares were granted to one employee. Options to purchase 7,150 shares were forfeited in 2015. (All shares have been adjusted to reflect a 10% stock dividend declared August 27, 2015). On March 24, 2016, options to purchase 10,000 shares were granted to 2 employees and options to purchase 12,858 shares were forfeited during 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership and Certain Beneficial Owners

Information required by this item is incorporated in this document by reference to the Section captioned “Security Ownership of Certain Beneficial Owners and Management”, included on page 10-12 of the Proxy Statement.

Security Ownership of Management

Information required by this item is incorporated in this document by reference to the Section captioned “Security Ownership of Certain Beneficial Owners and Management”, included on pages 10-12 of the Proxy Statement.

Changes in Control

Management is not aware of any arrangements, including any pledge by any shareholder of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this document by reference to the Sections captioned “Proposal 1: To elect seventeen Directors of Bank of South Carolina Corporation to serve until the Company’s 2018 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters”, included on pages 4-17 of the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated in this document by reference to “Proposal 2: To ratify the appointment by the Audit and Compliance Committee of the Company’s Board of Directors of Elliott Davis Decosimo, LLC as the Company’s independent registered public accounting firm for the year ended December 31, 2017” and “Auditing and Related Fees”, included on page 23-24 of the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-K and listed on pages as indicated.

2.	Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)

3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)

3.1	By-laws of the Registrant (Filed with 1995 10-KSB)

3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)

4.0	2017 Proxy Statement (Filed with 2016 10-K)

10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)

10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)

10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)

10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)

10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)

Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with March 31, 2013 10-Q)

10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)

10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)

Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)

Employee Stock Ownership Plan, Restated (Incorporated herein)

10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)

10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)

10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)

10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)

10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)

13.0	2016 10-K (Incorporated herein)

14.0	Code of Ethics (Filed with 2004 10-KSB)

21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)

The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Executive Officer

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Financial Officer

32.1	Certification pursuant to Section 1350

32.2	Certification pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2017	BANK OF SOUTH CAROLINA CORPORATION

	BY:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 3, 2017	/s/ David W. Bunch
David W. Bunch, Director

March 3, 2017	/s/ Graham M. Eubank, Jr.
Graham M. Eubank, Jr., Director

March 3, 2017	/s/ Elizabeth M. Hagood
Elizabeth M. Hagood, Director

March 3, 2017	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell, President/Chief Executive Office, Director

March 3, 2017	/s/ Glen B. Haynes, DVM
Glen B. Haynes, DVM, Director

March 3, 2017	/s/ William L. Hiott, Jr.
William L. Hiott, Jr., Director

March 3, 2017	/s/ Katherine M. Huger
Katherine M. Huger, Director

March 3, 2017	/s/ Richard W. Hutson, Jr.
Richard W. Hutson, Jr., Director

March 3, 2017	/s/Charles G. Lane
Charles G. Lane, Director

March 3, 2017	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr., Chairman of the Board, Director

March 3, 2017	/s/ Linda. J. Bradley McKee, PHD, CPA
Linda J. Bradley McKee, PHD, CPA, Director

March 3, 2017	/s/ Alan I. Nussbaum
Alan I. Nussbaum, MD, Director

March 3, 2017	/s/ Edmund Rhett, Jr.
Edmund Rhett, Jr., MD, Director

March 3, 2017	/s/ Malcolm M. Rhodes
Malcolm M. Rhodes, MD, Director

March 3, 2017	/s/ Douglas H. Sass
Douglas H. Sass, Executive Vice President, Director

March 3, 2017	/s/ Sheryl G. Sharry
Sheryl G. Sharry. Director

March 3, 2017	/s/ Steve D. Swanson
Steve D. Swanson, Director