Form 10-Q
period 2017-03-31
BANK OF SOUTH CAROLINA CORP
filed 2017-05-11
CIK 1007273

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2017

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

As of May 11, 2017 there were 4,971,539 Common Shares outstanding.

Bank of South Carolina Corporation and Subsidiary

2

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2017	(Audited) December 31, 2016
ASSETS
Cash and due from banks	$7,122,113	$8,141,030
Interest-bearing deposits in other banks	31,153,847	18,101,300
Investment securities available for sale	129,313,988	119,978,944
Mortgage loans to be sold	3,524,646	4,386,210
Loans	255,463,843	260,576,115
Less: Allowance for loan losses	(3,876,857)	(3,851,617)
Net loans	251,586,986	256,724,498
Premises, equipment and leasehold improvements, net	2,263,872	2,296,624
Other real estate owned	521,943	521,943
Accrued interest receivable	1,177,290	1,614,002
Other assets	2,131,942	2,185,085
Total assets	$428,796,627	$413,949,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest-bearing demand	$134,728,089	$126,034,478
Interest-bearing demand	98,021,399	96,260,589
Money market accounts	74,670,607	77,307,662
Time deposits over $250,000	20,442,457	17,822,136
Other time deposits	24,888,719	26,019,121
Other savings deposits	33,213,468	29,078,865
Total deposits	385,964,739	372,522,851
Accrued interest payable and other liabilities	1,186,749	813,811
Total liabilities	387,151,488	373,336,662

Shareholders’ equity
Common stock-no par, 12,000,000 shares authorized; 5,212,935 and 5,197,535 shares issued at March 31, 2017 and December 31, 2016, respectively; 4,971,539 and 4,956,139 shares outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid in capital	36,956,047	36,824,022
Retained earnings	7,174,548	6,643,476
Treasury stock: 241,396 shares at March 31, 2017 and December 31, 2016	(2,247,415)	(2,247,415)
Accumulated other comprehensive loss, net of income taxes	(238,041)	(607,109)
Total shareholders’ equity	41,645,139	40,612,974
Total liabilities and shareholders’ equity	$428,796,627	$413,949,636

See accompanying notes to consolidated financial statements.

3

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Interest and fee income
Loans, including fees	$3,141,738	$3,034,043
Taxable securities	338,847	323,133
Tax-exempt securities	270,885	239,314
Other	39,951	35,575
Total interest and fee income	3,791,421	3,632,065

Interest expense
Deposits	96,782	94,139
Total interest expense	96,782	94,139

Net interest income	3,694,639	3,537,926
Provision for loan losses	2,500	45,000
Net interest income after provision for loan losses	3,692,139	3,492,926

Other income
Service charges, fees and commissions	269,566	260,531
Mortgage banking income	275,105	351,873
Gains on sales of securities	—	187,936
Other non-interest income	7,203	5,689
Total other income	551,874	806,029

Other expense
Salaries and employee benefits	1,470,209	1,515,027
Net occupancy expense	364,145	376,399
Other operating expenses	637,276	631,272
Net other real estate owned expenses	—	13,450
Total other expenses	2,471,630	2,536,148

Income before income tax expense	1,772,383	1,762,807
Income tax expense	546,295	567,071

Net income	$1,226,088	$1,195,736

Weighted average shares outstanding
Basic	4,962,250	4,917,334
Diluted	5,073,101	5,067,563

Basic income per common share	$.25	$.24
Diluted income per common share	$.24	$.24

See accompanying notes to consolidated financial statements.

4

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Net income	$1,226,088	$1,195,736
Other comprehensive income:
Unrealized gain on securities arising during the period	585,821	709,731
Reclassification adjustment for securities gains realized in net income	—	(187,936)
Other comprehensive income, before tax	585,821	521,795
Income tax effect related to items of other comprehensive income	(216,753)	69,499
Other comprehensive income, after tax	369,068	591,294
Total comprehensive income	$1,595,156	$1,787,030

See accompanying notes to consolidated financial statements.

5

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
December 31, 2015	$36,341,744	$4,064,834	$(2,247,415)	$992,549	$39,151,712

Net income	—	1,195,736	—	—	1,195,736
Other comprehensive loss	—	—	—	591,294	591,294
Exercise of stock options 907 common	12,462	—	—	—	12,462
Stock-based compensation expense	18,582	—	—	—	18,582
Cash dividends ($0.13 per common share)	—	(639,276)	—	—	(639,276)
March 31, 2016	$36,372,788	$4,621,294	$(2,247,415)	$1,583,843	$40,330,510

December 31, 2016	$36,824,022	$6,643,476	$(2,247,415)	$(607,109)	$40,612,974

Net income	—	1,226,088	—	—	1,226,088
Other comprehensive loss	—	—	—	369,068	369,068
Exercise of stock options 9,350 common	113,190	—	—	—	113,190
Stock-based compensation expense	18,835	—	—	—	18,835
Cash dividends ($0.14 per common share)	—	(695,016)	—	—	(695,016)
March 31, 2017	$36,956,047	$7,174,548	$(2,247,415)	$(238,041)	$41,645,139

See accompanying notes to consolidated financial statements.

6

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
Cash flows from operating activities:	2017	2016
Net income	$1,226,088	$1,195,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,518	48,807
Gain on sale of securities	—	(187,936)
Loss on sale of other real estate	—	13,450
Provision for loan losses	2,500	45,000
Stock-based compensation expense	18,835	18,582
Deferred income taxes	(163,611)	—
Net amortization of unearned discounts on investment securities	98,428	44,680
Origination of mortgage loans held for sale	(14,107,053)	(15,696,295)
Proceeds from sale of mortgage loans held for sale	14,968,617	17,586,995
Decrease in accrued interest receivable and other assets	436,712	277,334
Increase in accrued interest payable and other liabilities	371,786	391,874
Net cash provided by operating activities	2,899,820	3,738,227

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	1,212,150	2,000,000
Proceeds from sale of available for sale securities	—	15,629,464
Purchase of investment securities available for sale	(10,059,800)	(4,091,802)
Proceeds from sale of other real estate	—	85,001
Net decrease (increase) in loans	5,135,012	(10,728,993)
Purchase of premises, equipment and leasehold improvements, net	(14,766)	(24,658)
Net cash (used) provided by investing activities	(3,727,404)	2,869,012

Cash flows from financing activities:
Net increase in deposit accounts	13,441,888	2,950,690
Dividends paid	(693,864)	(639,158)
Stock options exercised	113,190	12,462
Net cash provided by financing activities	12,861,214	2,323,994
Net increase in cash and cash equivalents	12,033,630	8,931,233
Cash and cash equivalents at beginning of year	26,242,330	29,194,786

Cash and cash equivalents at end of year	$38,275,960	$38,126,019

Supplemental disclosure of cash flow data:
Cash paid during the year for:
Interest	$91,352	$100,926
Income taxes	$879,432	$—
Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$369,068	$591,294
Change in dividends payable	$1,152	$118

See accompanying notes to consolidated financial statements.

7

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. In consolidation, all significant intercompany balances and transactions have been eliminated.

References to “we”, “us”, “our”, “the Bank”, or “the Company” refer to the parent and its subsidiary that are consolidated for financial purposes.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2017. In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

Reclassification

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications had no effect on shareholders’ equity or the net income as previously reported.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, Topic 606. The core principle of the new standard is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. This guidance also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. In August 2015, the FASB deferred the effective date of the amendments. As a result of the deferral, the guidance will be effective for the Company for reporting periods beginning after December 15, 2017. We will apply this guidance using a modified retrospective approach. We do not expect this amendment to have a material effect on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10); Recognition and Measurement of Financial Instruments and Financial Liabilities. This update addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect this amendment to have a material effect on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which revises certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the effect that implementation of the new standard will have on our financial position, results of operations, and cash flows.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect this amendment to have a material effect on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share – Based Payment Accounting, to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments became effective for the Company on January 1, 2017 and this amendment did not have a material effect on its financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow- Scope Improvements and Practical Expedients, to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will continue to evaluate the impact of this ASU and does not expect these amendments to have a material effect on its financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which provided guidance to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is intended to address concerns that the existing definition of a business has been applied too broadly and has resulted in many transactions being recorded as business acquisitions that in substance are more akin to asset acquisitions. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective date. The Company does not expect this amendment to have a material effect on its financial statements.

In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, to clarify the scope of established guidance on nonfinancial asset derecognition, issued as part of ASU 2014-09, Revenue from Contracts with Customers, as well as accounting for partial sales of nonfinancial assets. The amendments conform the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. This amendment is effective for annual periods beginning after December 15, 2017. The Company does not expect this amendment to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	MARCH 31, 2017
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$24,144,127	$49,684	$(118,030)	$24,075,781
Government-Sponsored Enterprises	61,742,184	188,804	(610,925)	61,320,063
Municipal Securities	43,805,527	772,578	(659,961)	43,918,144

Total	$129,691,838	$1,011,066	$(1,388,916)	$129,313,988

	DECEMBER 31, 2016
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$24,148,295	$41,153	$(250,385)	$23,939,063
Government-Sponsored Enterprises	51,737,930	129,482	(833,321)	51,034,091
Municipal Securities	45,056,390	765,813	(816,413)	45,005,790

Total	$120,942,615	$936,448	$(1,900,119)	$119,978,944

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2017 and December 31, 2016, by contractual maturity are as follows:

	MARCH 31, 2017		DECEMBER 31, 2016
	AMORTIZED COST	ESTIMATED FAIR VALUE	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$3,811,077	$3,821,293	$3,343,347	$3,350,205
Due in one year to five years	82,729,225	82,978,074	82,848,411	82,682,901
Due in five years to ten years	39,597,559	39,147,035	29,662,030	29,169,228
Due in ten years and over	3,553,977	3,367,586	5,088,827	4,776,610

Total	$129,691,838	$129,313,988	$120,942,615	$119,978,944

Securities pledged to secure deposits at March 31, 2017 and December 31, 2016, had a fair value of $53,958,188 and $47,619,232, respectively.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Less Than 12 Months				12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
March 31, 2017
Available for sale
U.S. Treasury notes	3	$15,089,844	$(118,030)	—	$—	$—	3	$15,089,844	$(118,030)
Government- sponsored enterprises	7	25,215,240	(610,925)	—	—	—	7	25,215,240	(610,925)
Municipal securities	52	21,601,367	(659,961)	—	—	—	52	21,601,367	(659,961)
Total	62	$61,906,451	$(1,388,916)	—	$—	$—	62	$61,906,451	$(1,388,916)

December 31, 2016
Available for sale
U.S. Treasury notes	4	$17,968,594	$(250,385)	—	$—	$—	4	$17,968,594	$(250,385)
Government- sponsored enterprises	8	30,136,720	(833,321)	—	—	—	8	30,136,720	(833,321)
Municipal securities	54	22,606,430	(816,413)	—	—	—	54	22,606,430	(816,413)
Total	66	$70,711,744	$(1,900,119)	—	$—	$—	66	$70,711,744	$(1,900,119)

We received proceeds from sales of securities available for sale and gross realized gains and losses as follows:

	For the Three Months Ended March 31,
	2017	2016
Gross proceeds	$—	$15,629,464
Gross realized gains	—	187,936
Gross realized losses	—	—

The tax provision related to these gains was $69,499 for the three months ended March 31, 2016.

Note 3: Loans and Allowance for Loan Losses

Major classifications of loans (net of deferred loan fees of $140,127 at March 31, 2017 and $136,446 at December 31, 2016) are as follows:

	March 31,	December 31,
	2017	2016
Commercial loans	$51,616,214	$52,262,209
Commercial real estate:
Construction	1,076,143	1,208,901
Other	120,843,784	122,968,126
Consumer:
Real Estate	76,616,037	77,131,816
Other	5,311,665	7,005,063
	255,463,843	260,576,115
Allowance for loan losses	(3,876,857)	(3,851,617)
Loans, net	$251,586,986	$256,724,498

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had $99.0 million and $101.2 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at March 31, 2017 and at December 31, 2016, respectively.

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

The following table illustrates credit risks by category and internally assigned grades at March 31, 2017 and December 31, 2016. “Pass” includes loans internally graded as excellent, good and satisfactory.

March 31, 2017
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$47,382,739	$672,121	$115,258,858	$74,598,257	$5,115,618	$243,027,593
Watch	2,273,480	404,022	2,612,476	902,734	126,690	6,319,402
OAEM	680,334	—	645,619	621,174	32,757	1,979,884
Sub-Standard	1,279,661	—	2,326,831	493,872	36,600	4,136,964
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$51,616,214	$1,076,143	$120,843,784	$76,616,037	$5,311,665	$255,463,843

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$48,289,944	$798,884	$116,490,396	$74,115,426	$6,728,367	$246,423,017
Watch	1,004,957	410,017	2,625,079	899,306	147,992	5,087,351
OAEM	1,666,048	—	995,549	630,957	28,939	3,321,493
Sub-Standard	1,301,260	—	2,857,102	1,486,127	99,765	5,744,254
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$52,262,209	$1,208,901	$122,968,126	$77,131,816	$7,005,063	$260,576,115

The following tables include an aging analysis of the recorded investment of past-due financing receivable by class:

March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$54,563	$35,000	$26,868	$116,431	$51,499,783	$51,616,214	$—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	1,076,143	1,076,143	—
Commercial Real Estate -Other	—	1,366,640	1,545,221	2,911,861	117,931,923	120,843,784	—
Consumer:
Consumer Real Estate	—	—	—	—	76,616,037	76,616,037	—
Consumer-Other	90,032	1,022	—	91,054	5,220,611	5,311,665	—
Total	$144,595	$1,402,662	$1,572,089	$3,119,346	$252,344,497	$255,463,843	$—

December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$438,159	$—	$—	$438,159	$51,824,050	$52,262,209	$—
Commercial Real Estate:
Commercial Real Estate -Construction	—	—	—	—	1,208,901	1,208,901	—
Commercial Real Estate -Other	6,363	—	1,501,153	1,507,516	121,460,610	122,968,126	89,908
Consumer:
Consumer Real Estate	415,457	—	—	415,457	76,716,359	77,131,816	—
Consumer-Other	56,784	—	33,322	90,106	6,914,957	7,005,063	33,322
Total	$916,763	$—	$1,534,475	$2,451,238	$258,124,877	$260,576,115	$123,230

There were no loans at March 31, 2017 and two loans at December 31, 2016 over 90 days past due and still accruing.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the balances of non-accrual loans:

	Loans Receivable on Non-Accrual
	March 31, 2017	December 31, 2016
Commercial	$85,659	$61,781
Commercial Real Estate:
Commercial Real Estate - Construction	—	—
Commercial Real Estate - Other	1,769,854	1,678,876
Consumer:
Consumer - Real Estate	—	—
Consumer - Other	—	964

Total	$1,855,513	$1,741,621

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by loan category for the three months ended March 31, 2017 and March 31, 2016. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

March 31, 2017
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,545,188	$51,469	$1,374,706	$726,391	$153,863	$3,851,617
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	21,000	1,740	22,740
Provisions	7,971	5,602	43,869	9,501	(64,443)	2,500
Ending Balance	$1,553,159	$57,071	$1,418,575	$756,892	$91,160	$3,876,857

March 31, 2016
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$896,854	$59,861	$1,345,094	$941,470	$174,548	$3,417,827
Charge-offs	(33,045)	—	—	—	(1,050)	(34,095)
Recoveries	1,284	—	6,000	—	746	8,030
Provisions	635,557	(15,593)	(242,391)	(328,228)	(4,345)	45,000
Ending Balance	$1,500,650	$44,268	$1,108,703	$613,242	$169,899	$3,436,762

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans.

March 31, 2017
	Commercial	Commercial Real Estate- Construction	Commercial Real Estate- Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$1,041,145	$—	$324,454	$43,119	$36,600	$1,445,318
Collectively evaluated for impairment	512,014	57,071	1,094,121	713,773	54,560	2,431,539
Total Allowance for Losses	$1,553,159	$57,071	$1,418,575	$756,892	$91,160	$3,876,857
Loans Receivable
Individually evaluated for impairment	$1,279,661	$—	$2,348,397	$493,872	$36,600	$4,158,530
Collectively evaluated for impairment	50,336,553	1,076,143	118,495,387	76,122,165	5,275,065	251,305,313
Total Loans Receivable	$51,616,214	$1,076,143	$120,843,784	$76,616,037	$5,311,665	$255,463,843

December 31, 2016
	Commercial	Commercial Real Estate- Construction	Commercial Real Estate- Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$1,051,219	$—	$324,587	$43,119	$89,047	$1,507,972
Collectively evaluated for impairment	493,969	51,469	1,050,119	683,272	64,816	2,343,645
Total Allowance for Losses	$1,545,188	$51,469	$1,374,706	$726,391	$153,863	$3,851,617
Loans Receivable
Individually evaluated for impairment	$1,301,259	$—	$3,225,351	$1,286,127	$89,047	$5,901,784
Collectively evaluated for impairment	50,960,950	1,208,901	119,742,775	75,845,689	6,916,016	254,674,331
Total Loans Receivable	$52,262,209	$1,208,901	$122,968,126	$77,131,816	$7,005,063	$260,576,115

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and December 31, 2016, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans As of
	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$180,000	$180,000	$—	$250,040	$250,040	$—
Commercial Real Estate-Construction	—	—	—	—	—	—
Commercial Real Estate-Other	1,297,815	1,297,815	—	2,174,770	2,174,770	—
Consumer Real Estate	450,753	450,753	—	1,243,008	1,243,008	—
Consumer Other	—	—	—	—	—	—
	$1,928,568	$1,928,568	$—	$3,667,818	$3,667,818	$—

With an allowance recorded:
Commercial	$1,099,661	$1,099,661	$1,041,145	$1,051,219	$1,051,219	$1,051,219
Commercial Real Estate-Construction	—	—	—	—	—	—
Commercial Real Estate-Other	1,050,582	1,050,582	324,454	1,050,581	1,050,581	324,587
Consumer Real Estate	43,119	43,119	43,119	43,119	43,119	43,119
Consumer Other	36,600	36,600	36,600	89,047	89,047	89,047
	$2,229,962	$2,229,962	$1,445,318	$2,233,966	$2,233,966	$1,507,972

Total
Commercial	$1,279,661	$1,279,661	$1,041,145	$1,301,259	$1,301,259	$1,051,219
Commercial Real Estate-Construction	—	—	—	—	—	—
Commercial Real Estate-Other	2,348,397	2,348,397	324,454	3,225,351	3,225,351	324,587
Consumer Real Estate	493,872	493,872	43,119	1,286,127	1,286,127	43,119
Consumer Other	36,600	36,600	36,600	89,047	89,047	89,047
	$4,158,530	$4,158,530	$1,445,318	$5,901,784	$5,901,784	$1,507,972

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	For the Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:

Commercial	$183,126	$5,146	$1,106,771	$16,647
Commercial Real Estate-Construction	—	—	—	—
Commercial Real Estate-Other	1,300,763	20,043	1,334,158	6,705
Consumer Real Estate	450,570	5,394	154,105	1,119
Consumer-Other	—	—	106,011	2,374
	$1,934,459	$30,583	$2,701,045	$26,845

With an allowance recorded:

Commercial	$1,105,705	$34,712	$682,992	$11,033
Commercial Real Estate-Construction	—	—	—	—
Commercial Real Estate-Other	1,050,581	4,479	2,650,492	29,127
Consumer Real Estate	43,119	408	450,403	6,742
Consumer Other	37,594	570	68,240	—
	$2,236,999	$40,169	$3,852,127	$46,902

Total

Commercial	$1,288,831	$39,858	$1,789,763	$27,680
Commercial Real Estate-Construction	—	—	—	—
Commercial Real Estate-Other	2,351,344	24,522	3,984,650	35,832
Consumer Real Estate	493,689	5,802	604,508	7,861
Consumer Other	37,594	570	174,251	2,374
	$4,171,458	$70,752	$6,553,172	$73,747

Restructured loans (loans, still accruing interest, which have been renegotiated at below-market interest rates or for which other concessions have been granted) were $33,300 (1 loan) and $378,392 (2 loans) at March 31, 2017 and December 31, 2016, respectively. Our restructured loans were granted extended payment terms with no principal or rate reductions. All restructured loans were performing as agreed as of March 31, 2017 and December 31, 2016, respectively. There were no additional loans identified as a troubled debt restructuring (“TDR”) during the three months ended March 31, 2017 or 2016. No TDRs defaulted during the three months ended March 31, 2017 and 2016, which were modified within the previous twelve months.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following paragraphs are a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments

Derivative instruments include interest rate lock commitments and forward sale commitments. These instruments are valued based on the change in the value of the underlying loan between the commitment date and the end of the period. We classify these instruments as Level 3. The fair value of these commitments was not significant at March 31, 2017 or December 31, 2016.

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of March 31, 2017 and December 31, 2016.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 are as follows:

Balance at March 31, 2017
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$24,075,781	$—	$—	$24,075,781
Government Sponsored Enterprises	—	61,320,063	—	61,320,063
Municipal Securities	—	30,459,699	13,458,445	43,918,144
Total	$24,075,781	$91,779,762	$13,458,445	$129,313,988

Balance at December 31, 2016
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$23,939,063	$—	$—	$23,939,063
Government Sponsored Enterprises	—	51,034,091	—	51,034,091
Municipal Securities	—	31,027,933	13,977,857	45,005,790
Total	$23,939,063	$82,062,024	$13,977,857	$119,978,944

There were no liabilities recorded at fair value on a recurring basis as of March 31, 2017 or December 31, 2016.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016:

	2017	2016
Beginning Balance	$13,977,857	$5,217,678
Total gains or (losses) (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	25,588	31,673
Purchases, issuances and settlements, net of maturities	(545,000)	—
Transfers in and/or out of level 3	—	—
Ending Balance	$13,458,445	$5,249,351

There were no transfers between fair value levels during the three months ended March 31, 2017 or March 31, 2016.

The following paragraphs are a description of valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Other Real Estate Owned (“OREO”)

Loans secured by real estate are adjusted to the lower of the recorded investment in the loan or the fair value of the real estate upon transfer to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral, or our estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraisal, we record the asset as nonrecurring Level 2. When an appraised value is not available or we determine the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the asset as nonrecurring Level 3.

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

In accordance with ASC 820 “Fair Value Measurement”, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. At March 31, 2017 and December 31, 2016, substantially all of the impaired loans were evaluated based on the fair value of the collateral. These impaired loans are classified as Level 3. Impaired loans measured using discounted future cash flows are not deemed to be measured at fair value.

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

The following table presents information about certain assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016:

March 31, 2017
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$2,474,696	$2,474,696
Other real estate owned	—	—	521,943	521,943
Loans held for sale	—	3,524,646	—	3,524,646
Total	$—	$3,524,646	$2,996,639	$6,521,285

December 31, 2016
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$4,143,772	$4,143,772
Other real estate owned	—	—	521,943	521,943
Loans held for sale	—	4,386,210	—	4,386,210
Total	$—	$4,386,210	$4,665,715	$9,051,925

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2017 or December 31, 2016.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2017:

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

The following paragraphs describe the methods and assumptions we use in estimating the fair values of financial instruments:

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

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans at March 31, 2017 and December 31, 2016, approximate market.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of March 31, 2017 and December 31, 2016.

Fair Value Measurements at March 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,122,113	$7,122,113	$7,122,113	$—	$—
Interest-bearing deposits in other banks	31,153,847	31,153,847	31,153,847	—	—
Investment securities available for sale	129,313,988	129,313,988	24,075,781	91,779,762	13,458,445
Mortgage loans to be sold	3,524,646	3,524,646	—	3,524,646	—
Loans	255,463,843	258,853,584	—	—	258,853,584
Accrued interest receivable	1,177,290	1,177,290	—	1,177,290	—
Financial Liabilities:
Demand deposits	340,633,563	340,633,563	—	340,633,563	—
Time deposits	45,331,176	45,476,893	—	45,476,893	—
Accrued interest payable	57,059	57,059	—	57,059	—

Fair Value Measurements at December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$8,141,030	$8,141,030	$8,141,030	$—	$—
Interest-bearing deposits in other banks	18,101,300	18,101,300	18,101,300	—	—
Investment securities available for sale	119,978,944	119,978,944	23,939,063	82,062,024	13,977,857
Mortgage loans to be sold	4,386,210	4,386,210	—	4,386,210	—
Loans	260,576,115	260,406,669	—	—	260,406,669
Accrued interest receivable	1,614,002	1,614,002	—	1,614,002	—
Financial Liabilities:
Demand deposits	328,681,594	328,681,594	—	328,681,594	—
Time deposits	43,841,257	43,856,383	—	43,856,383	—
Accrued interest payable	51,629	51,629	—	51,629	—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table is a summary of the reconciliation of average shares outstanding for the three months ended March 31:

	2017	2016
Numerator:
Net income	$1,226,088	$1,195,736

Denominator:

Weighted average shares outstanding	4,962,250	4,917,334
Effect of dilutive shares	110,851	150,229
Weighted average shares outstanding - diluted	5,073,101	5,067,563

Earnings per share - basic	$0.25	$0.24
Earnings per share - diluted	$0.24	$0.24

Note 6: Accumulated Other Comprehensive (Loss) Income

The following table summarizes the components of accumulated other comprehensive income and changes in those components as of and for the three months ended March 31, 2017 and 2016:

Available for sale securities
Beginning Balance December 31, 2016	$(607,109)
Change in net unrealized gains on securities available for sale	585,821
Reclassification adjustment for net securities gains included in net income	—
Income tax benefit	(216,753)
Ending Balance at March 31, 2017	$(238,041)

Beginning Balance December 31, 2015	$992,549
Change in net unrealized gains on securities available for sale	709,731
Reclassification adjustment for net securities gains included in net income	(187,396)
Income tax expense	69,499
Ending Balance at March 31, 2016	$1,583,843

The following table shows the line items in the consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income:

	Three Months Ended March 31,
	2017	2016
Gain on sale of investments, net	$—	$187,936
Tax effect	—	—
Total reclassification, net of tax	$—	$187,936

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,”, “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC and the following:

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $428.8 million in assets as of March 31, 2017 and net income of $1.2 million for the three months ended March 31, 2017. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position and operating results as of March 31, 2017 and December 31, 2016, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

Critical Accounting Policies

Our critical accounting policies which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of March 31, 2017, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents increased 45.6% or $12.0 million to $38.2 million at March 31, 2017, from $26.2 million at December 31, 2016. This increase was primarily due to an increase in deposit balances for both new and existing customers. Funds are placed in interest bearing deposits with other banks until opportunities arise for high yielding loans.

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

At March 31, 2017, our available for sale investment portfolio included U. S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $129.3 million and an amortized cost of $129.7 million for a net unrealized loss of approximately $400,000. At March 31, 2017 and December 31, 2016, our investment securities portfolio represented approximately 30.16% and 28.00% of our total assets, respectively. The average yield on our investment securities was 2.00% and 1.99% at March 31, 2017 and December 31, 2016, respectively.

We had three Municipal Securities totaling $1.0 million that matured in the three months ended March 31, 2017. We purchased two Government Sponsored Enterprises with a face value of $10.0 million during the three months ended March 31, 2017.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans were to borrowers located in our market area of Charleston, Dorchester and Berkeley Counties of South Carolina.

Net loans decreased $5.1 million, or 2.00%, to $251.6 million at March 31, 2017 from $256.7 million at December 31, 2016. While loan demand remains consistent, we believe the decrease in net loans is due to an increase in loan payoffs related to the sale of real estate and decrease in the usage of lines of credit.

The following table is a summary of our loan portfolio composition (net of deferred fees of $140,127 at March 31, 2017 and $136,446 at December 31, 2016) and the corresponding percentage of total loans as of the dates indicated.

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial loans	$51,616,214	20.20%	$52,262,209	20.06%
Commercial real estate:
Commercial real estate – construction	1,076,143	0.42%	1,208,901	0.46%
Commercial real estate – other	120,843,784	47.30%	122,968,126	47.19%
Consumer:
Consumer real estate	76,616,037	29.99%	77,131,816	29.60%
Consumer other	5,311,665	2.08%	7,005,063	2.69%
Total	255,463,843	100.00%	260,576,115	100.00%
Allowance for loan loss	(3,876,857)		(3,851,617)
Total loans, net	$251,586,986		$256,724,498

Nonperforming Assets

Nonperforming Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, loans on nonaccrual status and TDRs. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of March 31, 2017, we had no loans 90 days past due still accruing interest.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of March 31, 2017, we determined that we had one loan totaling $33,300 that we considered a TDR. As of December 31, 2016, we had loans totaling $378,382 that we considered TDRs.

Nonperforming loans include all loans past due 90 days and over, certain impaired loans (some of which may be contractually current), and TDR loans that have not yet established a satisfactory period of payment performance (some of which may be contractually current). Nonperforming assets include other real estate owned, which remained unchanged compared to December 31, 2016. The balance at March 31, 2017 of $521,943 represents one commercial property.

The following table is a summary of our nonperforming assets:

	March 31, 2017	December 31, 2016
Commercial loans	$85,659	$61,781
Commercial real estate - other	1,769,854	1,678,876
Consumer – other	—	964
Total nonaccrual loans	1,855,513	1,741,621
Other real estate owned	521,943	521,943
Total nonperforming assets	$2,377,456	$2,263,564

Allowance for Loan Losses

The allowance for loan losses was $3.9 million at March 31, 2017 and December 31, 2016, or 1.52% and 1.48% of outstanding loans, respectively. At March 31, 2017 and December 31, 2016, the allowance for loan losses represented 163.07% and 170.16% of the total amount of nonperforming loans, respectively. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses at March 31, 2017 is adequate.

At March 31, 2017, impaired loans totaled $4.2 million, for which $2.2 million of these loans had a reserve of approximately $1.4 million allocated in the allowance for loan losses. Comparatively, impaired loans totaled $5.9 million at December 31, 2016, and $2.2 million of these loans had a reserve of approximately $1.5 million allocated in the allowance for loan losses.

During the three months ended March 31, 2017, we recorded no charge-offs and $22,740 of recoveries on loans previously charged-off, for net recoveries of $22,740. Comparatively, we recorded $34,095 of charge-offs and $8,030 of recoveries on loans previously charged-off, resulting in net charge-offs of $26,065 for the three months ended March 31, 2016.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest bearing deposits provided funding for 61.07% of average earning assets for the three months ended March 31, 2017, and 65.70% for the twelve months ended December 31, 2016. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Deposits:
Non-interest bearing demand	$134,728,089	34.91%	$126,034,478	33.83%
Interest-bearing demand	98,021,399	25.40%	96,260,589	25.84%
Money market accounts	74,670,607	19.35%	77,307,662	20.75%
Time deposits over $250,000	20,442,457	5.30%	17,822,136	4.78%
Other time deposits	24,888,719	6.45%	26,019,121	6.98%
Other savings deposits	33,213,468	8.61%	29,078,865	7.81%
Total deposits	$385,964,739	100.00%	$372,522,851	100.00%

Deposits increased 3.61% or $13.4 million from December 31, 2016 to March 31, 2017. These increases were primarily due to larger balances in existing customer accounts as well as new accounts. Certificates of Deposit and other time deposits over $250,000 totaled $20.4 million and $17.8 million at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, deposits with an aggregate deficit balance of $33,630 and $24,963, respectively were re-classified as other loans.

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016

Net income increased $30,352 or 2.54% to $1.2 million, or basic and diluted earnings per share of $.25 and $.24, respectively, for the three months ended March 31, 2017, from $1.2 million, or basic and diluted earnings per share of $.24 and $.24, respectively, for the three months ended March 31, 2016. Our return on average assets and average equity for the three months ended March 31, 2017 were 1.21% and 11.96%, respectively, compared with 1.22% and 11.91%, respectively, for the three months ended March 31, 2016.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $156,713 or 4.42% to $3.7 million for the three months ended March 31, 2017 from $3.5 million for the three months ended March 31, 2016. This increase was primarily due to interest and fee income from loans and interest bearing deposits in other banks (Federal Reserve). Average loans increased $8.9 million or 3.53% to $260.8 million for the three months ended March 31, 2017, compared to $252.0 million for the three months ended March 31, 2016. The yield on average loans (including fees) was 4.99% for the three months ended March 31, 2017 and 4.84% March 31, 2016, respectively. Interest income on loans increased $107,695 for the three months ended March 31, 2017 to $3.1 million from $3.0 million for the three months ended March 31, 2016.

The average balance of interest bearing deposits in other banks decreased $7.6 million or 28.17% to $19.5 million for the three months ended March 31, 2017, with a yield of 0.83% as compared to $27.1 million for the three months ended March 31, 2016, with a yield of 0.53%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy for loan losses. For the three months ended March 31, 2017, we had a provision of $2,500 compared to a provision of $45,000 for the same period in the prior year. The decrease in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income decreased $254,155 or 31.53% to $551,874 for the three months ended March 31, 2017, from $806,029 for the three months ended March 31, 2016. This reduction was partially due to a reduction in mortgage banking income, which decreased $76,768 or 21.82% primarily due to a decrease in originations. In addition, for the three months ended March 31, 2016, we had realized gains of $187,936 from the sale of investment securities. However, during the three months ended March 31, 2017, there were no sales of investment securities.

Non-Interest Expense

Non-interest expense decreased $64,518 or 2.54% to $2,471,630 for the three months ended March 31, 2017 from $2,536,148 for the three months ended March 31, 2016. This decrease was primarily due to a decrease in salaries and employee benefits of $44,818 or 2.96% from $1,515,027 for the three months ended March 31, 2016 to $1,470,209 for the three months ended March 31, 2017.

Income Tax Expense

We incurred income tax expense of $546,295 for the three months ended March 31, 2017 as compared to $567,071 during the same period in 2016. Our effective tax rate was 30.82% and 32.17% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate during the 2017 period is a result of the Company’s 2016 investment in a South Carolina Historic Rehabilitation Tax Credit.

Off Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $83.9 million and $81.2 million at March 31, 2017 and December 31, 2016, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2017 and December 31, 2016 was $751,954 and $793,992, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $12.8 million at March 31, 2017, to sell loans held for sale of $12.8 million, compared to forward sales commitments of $4.4 million at December 31, 2016, to sell loans held for sale of $4.7 million. The fair value of these commitments was not significant at March 31, 2017 or December 31, 2016. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $14.9 million at March 31, 2017 and $18.1 million at December 31, 2016. For the three months ended March 31, 2017 and March 31, 2016, there were no loans repurchased.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 39.91% and 36.38% of total assets at March 31, 2017 and December 31, 2016, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At March 31, 2017, we had unused short-term lines of credit totaling approximately $23 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and liquidation of mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At March 31, 2017, we could borrow up to $76 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $100,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At March 31, 2017 and December 31, 2016, our liquidity ratio was 27.24% and 38.27%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase. Total shareholders’ equity at March 31, 2017 was $41.6 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Full compliance with all of the final rule requirements will be phased in over a multi-year schedule. The Bank’s total risk-based capital ratio at March 31, 2017 and December 31, 2016 was 15.78% and 15.36%, respectively.

At March 31, 2017, the Company and the Bank were categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10%, 8.0%, 6.5% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8%, 6%, 4.5%, and 4.0%, respectively.

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

The Company had no material commitments for capital expenditures as of March 31, 2017 and December 31, 2016, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of March 31, 2017 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Senior Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2017, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. Based on this assessment, management believes that as of March 31, 2017, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Audit and Compliance Committee, composed entirely of independent Directors, meets periodically with management, the Bank’s Compliance Officer, Risk Management Officer and Elliott Davis Decosimo, LLC (separately and jointly) to discuss audit, financial and related matters. Elliott Davis Decosimo, LLC, the Compliance Officer, and the Risk Management Officer have direct access to the Audit and Compliance Committee.

Part II. Other Information

Item 1. Legal Proceedings

In our opinion, there are no other legal proceedings pending other than routine litigation incidental to our business involving amounts which are not material to our financial condition.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.

Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)
4.0	2016 Proxy Statement (Filed with 2015 10-K)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed With 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with September 30, 2014 10-Q)
10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)
10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.12	Extension to Lease Agreement for 256 Meeting Street
14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of South Carolina Corporation

May 11, 2017
	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/
Senior Vice President