Form 10-Q
period 2017-06-30
BANK OF SOUTH CAROLINA CORP
filed 2017-08-10
CIK 1007273

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2017

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of August 10, 2017 there were 4,980,009 Common Shares outstanding.

Bank of South Carolina Corporation and Subsidiary

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2017	(Audited) December 31, 2016
ASSETS
Cash and due from banks	$8,746,291	$8,141,030
Interest-bearing deposits at the Federal Reserve Bank	23,881,649	18,101,300
Investment securities available for sale	132,660,381	119,978,944
Mortgage loans to be sold	2,232,201	4,386,210
Loans	260,229,745	260,576,115
Less: Allowance for loan losses	(3,927,515)	(3,851,617)
Net loans	256,302,230	256,724,498
Premises, equipment and leasehold improvements, net	2,270,977	2,296,624
Other real estate owned	475,800	521,943
Accrued interest receivable	1,551,357	1,614,002
Other assets	2,183,113	2,185,085
Total assets	$430,303,999	$413,949,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest-bearing demand	$132,051,130	$126,034,478
Interest-bearing demand	94,401,633	96,260,589
Money market accounts	81,827,246	77,307,662
Time deposits over $250,000	17,959,145	17,822,136
Other time deposits	26,559,417	26,019,121
Other savings deposits	33,493,698	29,078,865
Total deposits	386,292,269	372,522,851
Accrued interest payable and other liabilities	958,771	813,811
Total liabilities	387,251,040	373,336,662

Shareholders’ equity
Common stock-no par, 12,000,000 shares authorized; 5,211,285 and 5,197,535 shares issued at June 30, 2017 and December 31, 2016, respectively; 4,969,889 and 4,956,139 shares outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid in capital	37,015,422	36,824,022
Retained earnings	7,865,149	6,643,476
Treasury stock: 241,396 shares at June 30, 2017 and December 31, 2016	(2,247,415)	(2,247,415)
Accumulated other comprehensive income (loss), net of income taxes	419,803	(607,109)
Total shareholders’ equity	43,052,959	40,612,974
Total liabilities and shareholders’ equity	$430,303,999	$413,949,636

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2017	2016
Interest and fee income
Loans, including fees	$3,221,855	$3,208,836
Taxable securities	399,909	290,486
Tax-exempt securities	256,202	240,171
Other	55,319	31,176
Total interest and fee income	3,933,285	3,770,669

Interest expense
Deposits	106,522	92,981
Short-term borrowings	—	7
Total interest expense	106,522	92,988

Net interest income	3,826,763	3,677,681
Provision for loan losses	30,000	140,000
Net interest income after provision for loan losses	3,796,763	3,537,681

Other income
Service charges, fees and commissions	287,873	265,736
Mortgage banking income	400,519	296,891
Gains on sales of securities	—	160,391
Other non-interest income	8,087	6,554
Total other income	696,479	729,572

Other expense
Salaries and employee benefits	1,500,362	1,480,420
Net occupancy expense	393,763	380,311
Other operating expenses	649,855	576,150
Net other real estate owned expenses	46,143	—
Total other expenses	2,590,123	2,436,881

Income before income tax expense	1,903,119	1,830,372
Income tax expense	516,734	518,262

Net income	$1,386,385	$1,312,110

Weighted average shares outstanding
Basic	4,967,907	4,929,722
Diluted	5,072,908	5,056,523

Basic income per common share	$0.28	$0.27
Diluted income per common share	$0.27	$0.26

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2017	2016
Interest and fee income
Loans, including fees	$6,363,593	$6,242,879
Taxable securities	738,756	613,619
Tax-exempt securities	527,087	479,485
Other	95,270	66,750
Total interest and fee income	7,724,706	7,402,733

Interest expense
Deposits	203,304	187,120
Short-term borrowings	—	7
Total interest expense	203,304	187,127

Net interest income	7,521,402	7,215,606
Provision for loan losses	32,500	185,000
Net interest income after provision for loan losses	7,488,902	7,030,606

Other income
Service charges, fees and commissions	557,439	526,267
Mortgage banking income	675,624	648,764
Gains on sales of securities	—	348,327
Other non-interest income	15,290	12,243
Total other income	1,248,353	1,535,601

Other expense
Salaries and employee benefits	2,970,571	2,995,446
Net occupancy expense	757,908	756,710
Other operating expenses	1,287,131	1,207,422
Net other real estate owned expenses	46,143	13,450
Total other expenses	5,061,753	4,973,028

Income before income tax expense	3,675,502	3,593,179
Income tax expense	1,063,029	1,085,333

Net income	$2,612,473	$2,507,846

Weighted average shares outstanding
Basic	4,965,094	4,923,266
Diluted	5,069,024	5,047,601

Basic income per common share	$0.53	$0.51
Diluted income per common share	$0.52	$0.50

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2017	2016
Net income	$1,386,385	$1,312,110
Other comprehensive income:
Unrealized gain on securities arising during the period	996,733	553,433
Reclassification adjustment for securities gains realized in net income	—	(160,391)
Other comprehensive income, before tax	996,733	393,042
Income tax effect related to items of other comprehensive income	(338,889)	(145,426)
Other comprehensive income, after tax	657,844	247,616
Total comprehensive income	$2,044,229	$1,559,726

	SIX MONTHS ENDED JUNE 30,
	2017	2016
Net income	$2,612,473	$2,507,846
Other comprehensive income:
Unrealized gain on securities arising during the period	1,582,555	1,679,929
Reclassification adjustment for securities gains realized in net income	—	(348,327)
Other comprehensive income, before tax	1,582,555	1,331,602
Income tax effect related to items of other comprehensive income	(555,643)	(492,692)
Other comprehensive income, after tax	1,026,912	838,910
Total comprehensive income	$3,639,385	$3,346,756

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
December 31, 2015	$36,341,744	$4,064,834	$(2,247,415)	$992,549	$39,151,712

Net income	—	2,507,846	—	—	2,507,846
Other comprehensive income	—	—	—	838,910	838,910
Exercise of stock options	260,546	—	—	—	260,546
Stock-based compensation expense	39,683	—	—	—	39,683
Cash dividends ($0.26 per common share)	—	(1,281,709)	—	—	(1,281,709)
June 30, 2016	$36,641,973	$5,290,971	$(2,247,415)	$1,831,459	$41,516,988

December 31, 2016	$36,824,022	$6,643,476	$(2,247,415)	$(607,109)	$40,612,974

Net income	—	2,612,473	—	—	2,612,473
Other comprehensive income	—	—	—	1,026,912	1,026,912
Exercise of stock options	154,858	—	—	—	154,858
Stock-based compensation expense	36,542	—	—	—	36,542
Cash dividends ($0.28 per common share)	—	(1,390,800)	—	—	(1,390,800)
June 30, 2017	$37,015,422	$7,865,149	$(2,247,415)	$419,803	$43,052,959

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
Cash flows from operating activities:	2017	2016
Net income	$2,612,473	$2,507,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	94,994	95,732
Gain on sale of securities	—	(348,327)
Loss on sale of other real estate	—	13,450
Valuation and other adjustments to other real estate	46,143	—
Provision for loan losses	32,500	185,000
Stock-based compensation expense	36,542	39,683
Deferred income taxes	(553,671)	—
Net amortization of unearned discounts on investment securities	198,768	92,417
Origination of mortgage loans held for sale	(32,568,879)	(36,412,202)
Proceeds from sale of mortgage loans held for sale	34,722,888	35,731,989
Decrease (increase) in accrued interest receivable and other assets	62,645	(292,725)
Increase (decrease) in accrued interest payable and other liabilities	143,193	(99,874)
Net cash provided by operating activities	4,827,596	1,512,989

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	3,787,150	4,146,000
Proceeds from sale of available for sale securities	—	21,113,400
Purchase of investment securities available for sale	(15,084,800)	(9,033,245)
Proceeds from sale of other real estate	—	85,001
Net decrease (increase) in loans	389,768	(27,767,765)
Purchase of premises, equipment and leasehold improvements, net	(69,347)	(24,658)
Net cash used in investing activities	(10,977,229)	(11,481,267)

Cash flows from financing activities:
Net increase in deposit accounts	13,769,418	23,503,668
Dividends paid	(1,389,033)	(1,278,434)
Stock options exercised	154,858	260,546
Net cash provided by financing activities	12,535,243	22,485,780
Net increase in cash and cash equivalents	6,385,610	12,517,502
Cash and cash equivalents at beginning of year	26,242,330	29,194,786

Cash and cash equivalents at end of year	$32,627,940	$41,712,288

Supplemental disclosure of cash flow data:
Cash paid during the year for:
Interest	$254,933	$190,343
Income taxes	$1,511,965	$1,069,840
Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$1,026,912	$838,910
Change in dividends payable	$1,767	$3,275

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. During consolidation, all significant intercompany balances and transactions have been eliminated.

References to “we”, “us”, “our”, “the Bank”, or “the Company” refer to the parent and its subsidiary that are consolidated for financial purposes.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 3, 2017. In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

Accounting Estimates and Assumptions

The preparation of the consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ significantly from these estimates and assumptions. Material estimates generally susceptible to significant change are related to the determination of the allowance for loan losses, impaired loans, other real estate owned, deferred tax assets, the fair value of financial instruments and other-than-temporary impairment of investment securities.

Reclassification

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current period’s presentation. Such reclassifications had no effect on shareholders’ equity or the net income as previously reported.

Income per share

Basic income per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. The only potential common share equivalents are those related to stock options. Stock options that are anti-dilutive are excluded from the calculation of diluted net income per share. The dilutive effect of options outstanding under our stock compensation plan is reflected in diluted earnings per share by the application of the treasury stock method. Retroactive recognition has been given for the effects of all stock dividends.

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

BANK OF SOUTH CAROLINA CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows:

	JUNE 30, 2017
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE

U.S. Treasury Notes	$24,139,912	$62,201	$(6,799)	$24,195,314
Government-Sponsored Enterprises	66,708,908	391,749	(383,380)	66,717,277
Municipal Securities	41,192,677	865,966	(310,853)	41,747,790

Total	$132,041,497	$1,319,916	$(701,032)	$132,660,381

	DECEMBER 31, 2016
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE

U.S. Treasury Notes	$24,148,295	$41,153	$(250,385)	$23,939,063
Government-Sponsored Enterprises	51,737,930	129,482	(833,321)	51,034,091
Municipal Securities	45,056,390	765,813	(816,413)	45,005,790

Total	$120,942,615	$936,448	$(1,900,119)	$119,978,944

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2017 and December 31, 2016, by contractual maturity are as follows:

	JUNE 30, 2017		DECEMBER 31, 2016
	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE

Due in one year or less	$3,017,513	$3,038,231	$3,343,347	$3,350,205
Due in one year to five years	91,871,936	92,428,862	82,848,411	82,682,901
Due in five years to ten years	33,599,190	33,748,377	29,662,030	29,169,228
Due in ten years and over	3,552,859	3,444,911	5,088,827	4,776,610

Total	$132,041,498	$132,660,381	$120,942,615	$119,978,944

Investment securities pledged to secure public deposits and for other purposes required or permitted by law at June 30, 2017 and December 31, 2016, had a fair value of $53.1 million and $47.6 million, respectively.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016. We believe that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

Less Than 12 Months				12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
June 30, 2017
Available for sale
U.S. Treasury notes	2	$10,142,188	$(6,799)	—	$—	$—	2	$10,142,188	$(6,799)
Government-sponsored enterprises	4	12,441,218	(326,380)	1	2,928,357	(57,000)	5	15,369,575	(383,380)
Municipal securities	36	15,193,138	(310,853)	—	—	—	36	15,193,138	(310,853)
Total	42	$37,776,544	$(644,032)	1	$2,928,357	$(57,000)	43	$40,704,901	$(701,032)
December 31, 2016
Available for sale
U.S. Treasury notes	4	$17,968,594	$(250,385)	—	$—	$—	4	$17,968,594	$(250,385)
Government-sponsored enterprises	8	30,136,720	(833,321)	—	—	—	8	30,136,720	(833,321)
Municipal securities	54	22,606,430	(816,413)	—	—	—	54	22,606,430	(816,413)
Total	66	$70,711,744	$(1,900,119)	—	$—	$—	66	$70,711,744	$(1,900,119)

We received proceeds from sales of securities available for sale and gross realized gains and losses as follows:

	For the Three Months Ended June 30,
	2017	2016
Gross proceeds	$—	$5,135,609
Gross realized gains	—	160,391
Gross realized losses	—	—

	For the Six Months Ended June 30,
	2017	2016
Gross proceeds	$—	$21,113,400
Gross realized gains	—	348,327
Gross realized losses	—	—

The tax provision related to these gains was $59,382 and $128,881 for the three and six months ended June 30, 2016, respectively.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Loans and Allowance for Loan Losses

Major classifications of loans (net of deferred loan fees of $143,374 at June 30, 2017 and $136,446 at December 31, 2016) are as follows:

	June 30, 2017	December 31, 2016
Commercial loans	$56,281,569	$52,262,209
Commercial real estate:
Construction	1,457,591	1,208,901
Other	121,477,838	122,968,126
Consumer:
Real Estate	75,702,877	77,131,816
Other	5,309,870	7,005,063
	260,229,745	260,576,115
Allowance for loan losses	(3,927,515)	(3,851,617)
Loans, net	$256,302,230	$256,724,498

We had $103.4 million and $101.2 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at June 30, 2017 and at December 31, 2016, respectively.

Our portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Our internal credit risk grading system is based on experience with similarly graded loans, industry best practices, and regulatory guidance.

Our internally assigned grades pursuant to the Board-approved lending policy are as follows:

●	Excellent (1) The borrowing entity has more than adequate cash flow, unquestionable strength, strong earnings and capital where applicable, and no overdrafts.

●	Good (2) The borrowing entity has dependable cash flow, better than average financial condition, good capital and usually no overdrafts.

●	Satisfactory (3) The borrowing entity has adequate cash flow, satisfactory financial condition, and explainable overdrafts (if any).

●	Watch (4) The borrowing entity has generally adequate, yet inconsistent cash flow, cyclical earnings, weak capital, loan to/from stockholders, and infrequent overdrafts. The borrower has consistent yet sometimes unpredictable sales and growth.

●	OAEM (5) The borrowing entity has marginal cash flow, occasional past dues, and frequent and unexpected working capital needs.

●	Substandard (6) The borrowing entity has a cash flow barely sufficient to service debt, deteriorated financial condition, and bankruptcy is a possiblility. The borrowing entity has declining sales, rising costs, and may need to look for secondary source of repayment.

●	Doubtful (7) The borrowing entity has negative cash flow. Survival of the business is at risk, full repayment is unlikely, and there are frequent and unexplained overdrafts. The borrowing entity shows declining trends and no operating profits.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Loss (8) The borrowing entity has negative cash flow with no alternatives. Survival of the business is unlikely.

The following tables illustrate credit quality by class and internally assigned grades as of June 30, 2017 and December 31, 2016. “Pass” includes loans internally graded as excellent, good and satisfactory.

June 30, 2017
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$51,883,004	$1,061,069	$117,318,419	$73,856,986	$5,097,028	$249,216,506
Watch	2,480,236	396,522	1,425,095	1,351,454	177,229	5,830,536
OAEM	662,989	—	295,490	—	—	958,479
Sub-Standard	1,255,340	—	2,438,834	494,437	35,613	4,224,224
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$56,281,569	$1,457,591	$121,477,838	$75,702,877	$5,309,870	$260,229,745

December 31, 2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$48,289,944	$798,884	$116,490,396	$74,115,426	$6,728,367	$246,423,017
Watch	1,004,957	410,017	2,625,079	899,306	147,992	5,087,351
OAEM	1,666,048	—	995,549	630,957	28,939	3,321,493
Sub-Standard	1,301,260	—	2,857,102	1,486,127	99,765	5,744,254
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$52,262,209	$1,208,901	$122,968,126	$77,131,816	$7,005,063	$260,576,115

The following tables include an aging analysis of the recorded investment in loans segregated by class:

June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
Commercial	$225,212	$19,467	$—	$244,679	$56,036,890	$56,281,569	$—
Commercial Real Estate -Construction	—	—	—	—	1,457,591	1,457,591	—
Commercial Real Estate -Other	280,689	—	1,552,910	1,833,599	119,644,239	121,477,838	—
Consumer Real Estate	140,920	21,200	—	162,120	75,540,757	75,702,877	—
Consumer-Other	—	99,982	—	99,982	5,209,888	5,309,870	—
Total	$646,821	$140,649	$1,552,910	$2,340,380	$257,889,365	$260,229,745	$—

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
Commercial	$438,159	$—	$—	$438,159	$51,824,050	$52,262,209	$—
Commercial Real Estate -Construction	—	—	—	—	1,208,901	1,208,901	—
Commercial Real Estate -Other	6,363	—	1,501,153	1,507,516	121,460,610	122,968,126	89,908
Consumer Real Estate	415,457	—	—	415,457	76,716,359	77,131,816	—
Consumer-Other	56,784	—	33,322	90,106	6,914,957	7,005,063	33,322
Total	$916,763	$—	$1,534,475	$2,451,238	$258,124,877	$260,576,115	$123,230

There were no loans at June 30, 2017 and two loans at December 31, 2016 over 90 days past due and still accruing.

The following table summarizes the balances of non-accrual loans:

	Loans Receivable on Non-Accrual
	June 30, 2017	December 31, 2016
Commercial	$52,050	$61,781
Commercial Real Estate - Construction	—	—
Commercial Real Estate - Other	1,782,819	1,678,876
Consumer - Real Estate	—	—
Consumer - Other	—	964

Total	$1,834,869	$1,741,621

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three and six months ended June 30, 2017 and June 30, 2016. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

Three Months Ended June 30, 2017
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,553,159	$57,071	$1,418,575	$756,892	$91,160	$3,876,857
Charge-offs	—	—	—	—	(2,372)	(2,372)
Recoveries	—	—	—	21,000	2,030	23,030
Provisions	75,513	(4,308)	(35,656)	(6,039)	490	30,000
Ending Balance	$1,628,672	$52,763	$1,382,919	$771,853	$91,308	$3,927,515

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2017
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,545,188	$51,469	$1,374,706	$726,391	$153,863	$3,851,617
Charge-offs	—	—	—	—	(2,372)	(2,372)
Recoveries	—	—	—	42,000	3,770	45,770
Provisions	83,484	1,294	8,213	3,462	(63,953)	32,500
Ending Balance	$1,628,672	$52,763	$1,382,919	$771,853	$91,308	$3,927,515

Three Months Ended June 30, 2016
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,500,650	$44,268	$1,108,703	$613,242	$169,899	$3,436,762
Charge-offs	—	—	—	(82,015)	(541)	(82,556)
Recoveries	—	—	18,000	—	240	18,240
Provisions	(10,323)	13,106	59,821	98,546	(21,150)	140,000
Ending Balance	$1,490,327	$57,374	$1,186,524	$629,773	$148,448	$3,512,446

Six Months Ended June 30, 2016
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$896,854	$59,861	$1,345,094	$941,470	$174,548	$3,417,827
Charge-offs	(33,045)	—	—	(82,015)	(1,591)	(116,651)
Recoveries	1,284	—	24,000	—	986	26,270
Provisions	625,234	(2,487)	(182,570)	(229,682)	(25,495)	185,000
Ending Balance	$1,490,327	$57,374	$1,186,524	$629,773	$148,448	$3,512,446

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present, by class and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans.

June 30, 2017
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$1,032,461	$—	$259,972	$43,119	$35,614	$1,371,166
Collectively evaluated for impairment	596,211	52,763	1,122,947	728,734	55,694	2,556,349
Total Allowance for Losses	$1,628,672	$52,763	$1,382,919	$771,853	$91,308	$3,927,515
Loans Receivable
Individually evaluated for impairment	$1,255,033	$—	$2,458,870	$494,437	$35,613	$4,243,953
Collectively evaluated for impairment	55,026,536	1,457,591	119,018,968	75,208,440	5,274,257	255,985,792
Total Loans Receivable	$56,281,569	$1,457,591	$121,477,838	$75,702,877	$5,309,870	$260,229,745

December 31, 2016
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$1,051,219	$—	$324,587	$43,119	$89,047	$1,507,972
Collectively evaluated for impairment	493,969	51,469	1,050,119	683,272	64,816	2,343,645
Total Allowance for Losses	$1,545,188	$51,469	$1,374,706	$726,391	$153,863	$3,851,617
Loans Receivable
Individually evaluated for impairment	$1,301,259	$—	$3,225,351	$1,286,127	$89,047	$5,901,784
Collectively evaluated for impairment	50,960,950	1,208,901	119,742,775	75,845,689	6,916,016	254,674,331
Total Loans Receivable	$52,262,209	$1,208,901	$122,968,126	$77,131,816	$7,005,063	$260,576,115

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2017 and December 31, 2016, loans individually evaluated for impairment and the corresponding allowance for loan losses are presented in the following table:

	June 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$171,136	$171,136	$—	$250,040	$250,040	$—
Commercial Real Estate-Construction	—	—	—	—	—	—
Commercial Real Estate-Other	1,435,014	1,435,014	—	2,174,770	2,174,770	—
Consumer Real Estate	451,318	451,318	—	1,243,008	1,243,008	—
Consumer Other	—	—	—	—	—	—
	$2,057,468	$2,057,468	$—	$3,667,818	$3,667,818	$—

With an allowance recorded:
Commercial	$1,083,897	$1,083,897	$1,032,461	$1,051,219	$1,051,219	$1,051,219
Commercial Real Estate- Construction	—	—	—	—	—	—
Commercial Real Estate-Other	1,023,856	1,023,856	259,973	1,050,581	1,050,581	324,587
Consumer Real Estate	43,119	43,119	43,119	43,119	43,119	43,119
Consumer Other	35,613	35,613	35,613	89,047	89,047	89,047
	$2,186,485	$2,186,485	$1,371,166	$2,233,966	$2,233,966	$1,507,972

Total
Commercial	$1,255,033	$1,255,033	$1,032,461	$1,301,259	$1,301,259	$1,051,219
Commercial Real Estate-Construction	—	—	—	—	—	—
Commercial Real Estate-Other	2,458,870	2,458,870	259,973	3,225,351	3,225,351	324,587
Consumer Real Estate	494,437	494,437	43,119	1,286,127	1,286,127	43,119
Consumer Other	35,613	35,613	35,613	89,047	89,047	89,047
	$4,243,953	$4,243,953	$1,371,166	$5,901,784	$5,901,784	$1,507,972

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present average investment in impaired loans and the related interest income recognized on those impaired loans, by class, for the periods indicated.

	For the Three Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$175,568	$4,886	$486,498	$4,221
Commercial Real Estate-Construction	—	—	—	—
Commercial Real Estate-Other	1,383,621	21,894	2,883,625	20,215
Consumer Real Estate	451,035	5,630	1,242,703	14,334
Consumer-Other	—	—	—	—
	$2,010,224	$32,410	$4,612,826	$38,770

With an allowance recorded:

Commercial	$1,091,779	$36,481	$1,097,191	$13,912
Commercial Real Estate-Construction	—	—	—	—
Commercial Real Estate-Other	1,020,012	5,331	1,065,261	10,949
Consumer Real Estate	43,119	431	72,034	387
Consumer Other	36,107	516	100,212	1,177
	$2,191,017	$42,759	$2,334,698	$26,425

Total

Commercial	$1,267,347	$41,367	$1,583,689	$18,133
Commercial Real Estate-Construction	—	—	—	—
Commercial Real Estate-Other	2,403,633	27,225	3,948,886	31,164
Consumer Real Estate	494,154	6,061	1,314,737	14,721
Consumer Other	36,107	516	100,212	1,177
	$4,201,241	$75,169	$6,947,524	$65,195

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$179,698	$10,032	$494,572	$10,718
Commercial Real Estate-Construction	—	—	—	—
Commercial Real Estate-Other	1,324,984	43,806	2,889,248	42,855
Consumer Real Estate	450,860	11,025	1,242,069	27,781
Consumer-Other	—	—	—	—
	$1,955,542	$64,863	$4,625,889	$81,354

With an allowance recorded:

Commercial	$1,098,449	$71,193	$1,101,252	$30,364
Commercial Real Estate-Construction	—	—	—	—
Commercial Real Estate-Other	1,020,012	7,941	1,031,087	18,265
Consumer Real Estate	43,119	838	72,059	1,006
Consumer Other	36,848	1,086	102,264	3,510
	$2,198,428	$81,058	$2,306,662	$53,145

Total

Commercial	$1,278,147	$81,225	$1,595,824	$41,082
Commercial Real Estate-Construction	—	—	—	—
Commercial Real Estate-Other	2,344,996	51,747	3,920,335	61,120
Consumer Real Estate	493,979	11,863	1,314,128	28,787
Consumer Other	36,848	1,086	102,264	3,510
	$4,153,970	$145,921	$6,932,552	$134,499

Restructured loans, also known as troubled debt restructurings (“TDR”), are loans, still accruing interest, which have been renegotiated at below-market interest rates or have been granted other concessions. At June 30, 2017 and December 31, 2016, there were $33,300 (1 loan) and $378,392 (2 loans) in restructured loans, respectively. Our restructured loans were granted extended payment terms with no principal or rate reductions. All TDRs were performing as agreed as of June 30, 2017 and December 31, 2016, respectively. There were no additional loans identified as a TDR during the three or six months ended June 30, 2017 or 2016. No TDRs defaulted during the three or six months ended June 30, 2017 and 2016, which were modified within the previous twelve months.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4: Fair Value of Financial Instruments

Fair value measurements apply whenever GAAP requires or permits assets or liabilities to be measured at fair value either on a recurring or nonrecurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or the most advantageous market in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs, which are developed based on market data we have obtained from independent sources, are ones that market participants would use in pricing an asset or liability. Unobservable inputs, which are developed based on the best information available in the circumstances, reflect our estimate of assumptions that market participants would use in pricing an asset or liability.

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

The following paragraphs describe the valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

Investment Securities

Investment securities are recorded at fair value on a recurring basis and are based upon quoted prices if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, or by dealers or brokers in active over-the counter markets. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments

Derivative instruments include interest rate lock commitments and forward sale commitments. These instruments are valued based on the change in the value of the underlying loan between the commitment date and the end of the period. We classify these instruments as Level 3. The fair value of these commitments was not significant at June 30, 2017 or December 31, 2016.

We have no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of June 30, 2017 and December 31, 2016.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 are as follows:

June 30, 2017
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. Treasury Notes	$24,195,314	$—	$—	$24,195,314
Government Sponsored Enterprises	—	66,717,277	—	66,717,277
Municipal Securities	—	29,258,845	12,488,945	41,747,790
Total	$24,195,314	$95,976,122	$12,488,945	$132,660,381

December 31, 2016
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. Treasury Notes	$23,939,063	$—	$—	$23,939,063
Government Sponsored Enterprises	—	51,034,091	—	51,034,091
Municipal Securities	—	31,027,933	13,977,857	45,005,790
Total	$23,939,063	$82,062,024	$13,977,857	$119,978,944

There were no liabilities recorded at fair value on a recurring basis as of June 30, 2017 or December 31, 2016.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Beginning balance	$13,458,445	$5,249,351
Total gains or (losses) (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	215,500	(1,463)
Purchases, issuances and settlements, net of maturities	(1,185,000)	2,454,000
Transfers in and/or out of level 3	—	—
Ending balance	$12,488,945	$7,704,814

	Six Months Ended June 30,
	2017	2016
Beginning balance	$13,977,857	$5,217,678
Total gains or (losses) (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	241,088	(33,136)
Purchases, issuances and settlements, net of maturities	(1,730,000)	2,454,000
Transfers in and/or out of level 3	—	—
Ending balance	$12,488,945	$7,704,814

There were no transfers between fair value levels during the three or six months ended June 30, 2017 or June 30, 2016.

The following paragraphs describe the valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with ASC 820, Fair Value Measurement, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. At June 30, 2017 and December 31, 2016, substantially all of the impaired loans were evaluated based on the fair value of the collateral. These impaired loans are classified as Level 3. Impaired loans measured using discounted future cash flows are not deemed to be measured at fair value.

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

The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016:

June 30, 2017
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$2,650,215	$2,650,215
Other real estate owned	—	—	475,800	475,800
Loans held for sale	—	2,232,201	—	2,232,201
Total	$—	$2,232,201	$3,126,015	$5,358,216

December 31, 2016
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$4,143,772	$4,143,772
Other real estate owned	—	—	521,943	521,943
Loans held for sale	—	4,386,210	—	4,386,210
Total	$—	$4,386,210	$4,665,715	$9,051,925

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2017 or December 31, 2016.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2017:

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs

Impaired Loans	Discounted Appraisals	Collateral Discounts	0 – 35%

Other Real Estate Owned	Appraisal Value/ Comparison Sales/Other Estimates	Appraisals and/or Sales of Comparable Properties	Appraisals Discounted 10% to 20% for Sales Commissions and Other Holding Costs

GAAP requires disclosure of fair value information for all of our assets and liabilities that are considered financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate fair value.

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

The following paragraphs describe the methods and assumptions we use in estimating the fair values of financial instruments that have not been previously discussed:

a.	Cash and due from banks, interest-bearing deposits in other banks

The carrying value approximates fair value. All mature within 90 days and do not present unanticipated credit concerns.

b.	Loans

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans at June 30, 2017 and December 31, 2016, approximate market.

For lines of credit, the carrying value approximates fair value.

c.	Deposits

The estimated fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of time deposits is estimated by discounting contractual cash flows, using interest rates currently being offered on the deposit products.

d.	Accrued interest receivable and payable

Since these financial instruments will typically be received or paid within three months, the carrying amounts of such instruments are deemed to be a reasonable estimate of fair value.

e.	Loan commitments

Estimates of the fair value of these off-balance sheet items are not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of June 30, 2017 and December 31, 2016.

Fair Value Measurements at June 30, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$8,746,291	$8,746,291	$8,746,291	$—	$—
Interest-bearing deposits in other banks	23,881,649	23,881,649	23,881,649	—	—
Investment securities available for sale	132,660,381	132,660,381	24,195,314	95,976,122	12,488,945
Mortgage loans to be sold	2,232,201	2,232,201	—	2,232,201	-
Net loans	256,302,230	255,780,927	—	—	255,780,927
Accrued interest receivable	1,551,357	1,551,357	—	1,551,357	—
Financial Liabilities:
Demand deposits	341,773,707	341,773,707	—	341,773,707	—
Time deposits	44,518,562	44,734,936	—	44,734,936	—
Accrued interest payable	59,031	59,031	—	59,031	—

Fair Value Measurements at December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$8,141,030	$8,141,030	$8,141,030	$—	$—
Interest-bearing deposits in other banks	18,101,300	18,101,300	18,101,300	—	—
Investment securities available for sale	119,978,944	119,978,944	23,939,063	82,062,024	13,977,857
Mortgage loans to be sold	4,386,210	4,386,210	—	4,386,210	—
Net loans	256,724,498	256,555,052	—	—	256,555,052
Accrued interest receivable	1,614,002	1,614,002	—	1,614,002	—
Financial Liabilities:
Demand deposits	328,681,594	328,681,594	—	328,681,594	—
Time deposits	43,841,257	43,856,383	—	43,856,383	—
Accrued interest payable	51,629	51,629	—	51,629	—

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

The following tables are a summary of the reconciliation of average shares outstanding:

	Three Months Ended June 30
	2017	2016
Net income	$1,386,385	$1,312,110

Weighted average shares outstanding - basic	4,967,907	4,929,722
Effect of dilutive shares	105,001	126,801
Weighted average shares outstanding - diluted	5,072,908	5,056,523

Earnings per share - basic	$0.28	$0.27
Earnings per share - diluted	$0.27	$0.26

	Six Months Ended June 30
	2017	2016
Net income	$2,612,473	$2,507,846

Weighted average shares outstanding - basic	4,965,094	4,923,266
Effect of dilutive shares	103,930	124,335
Weighted average shares outstanding - diluted	5,069,024	5,047,601

Earnings per share - basic	$0.53	$0.51
Earnings per share - diluted	$0.52	$0.50

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is designed to provide a better understanding of various factors related to the Company’s consolidated financial condition, results of operations, liquidity, and capital resources. It should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10k for the year ended December 31, 2016 and other financial information appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC and the following:

●	Risk from changes in economic, monetary policy, and industry conditions

●	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources

●	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation

●	Risk inherent in making loans including repayment risks and changes in the value of collateral

●	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans

●	Level, composition, and re-pricing characteristics of the securities portfolio

●	Deposit growth, change in the mix or type of deposit products and services

●	Continued availability of senior management and ability to attract and retain key personnel

●	Technological changes

●	Increased cybersecurity risk, including potential business disruptions or financial losses

●	Ability to control expenses

●	Changes in compensation

●	Risks associated with income taxes and deferred tax assets including potential for adverse adjustments

●	Changes in accounting policies and practices

●	Changes in regulatory actions, including the potential for adverse adjustments

●	Recently enacted or proposed legislation and changes in political conditions

●	Reputational risk

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $430.3 million in assets as of June 30, 2017 and net income of $1.4 million and $2.6 million for the three and six months ended June 30, 2017. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position and operating results as of June 30, 2017 and December 31, 2016, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

Critical Accounting Policies

Our critical accounting policies which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of June 30, 2017, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents increased 24.33% or $6.4 million to $32.6 million at June 30, 2017, from $26.2 million at December 31, 2016. This increase was primarily due to an increase in deposit balances for both new and existing customers. Funds are placed in interest bearing deposits with the Federal Reserve Bank until opportunities arise for higher yielding assets.

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

At June 30, 2017, our available for sale investment portfolio included U. S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $132.7 million and an amortized cost of $132.0 million for a net unrealized gain of $618,883. At June 30, 2017 and December 31, 2016, our investment securities portfolio represented approximately 30.83% and 28.00% of our total assets, respectively. The average yield on our investment securities was 2.00% and 1.99% at June 30, 2017 and December 31, 2016, respectively.

We had seven Municipal Securities with an approximate total book value of $2.8 million that matured and three Municipal Securities with an approximate total book value of $1.0 million that were called in the six months ended June 30, 2017. We purchased three investment securities issued by Government Sponsored Enterprises with a face value of $15.1 million during the six months ended June 30, 2017.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans were to borrowers located in our market area of Charleston, Dorchester and Berkeley Counties of South Carolina.

Net loans decreased approximately $400,000, or 0.16%, to $256.3 million at June 30, 2017 from $256.7 million at December 31, 2016. While loan demand remains consistent, we believe the decrease in net loans is due to an increase in loan payoffs related to the sale of real estate held as collateral and decrease in the usage of lines of credit.

The following table is a summary of our loan portfolio composition (net of deferred fees of $143,374 at June 30, 2017 and $136,446 at December 31, 2016) and the corresponding percentage of total loans as of the dates indicated.

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial loans	$56,281,569	21.63%	$52,262,209	20.06%
Commercial real estate – construction	1,457,591	0.56%	1,208,901	0.46%
Commercial real estate – other	121,477,838	46.68%	122,968,126	47.19%
Consumer real estate	75,702,877	29.09%	77,131,816	29.60%
Consumer other	5,309,870	2.04%	7,005,063	2.69%
Total	260,229,745	100.00%	260,576,115	100.00%
Allowance for loan loss	(3,927,515)		(3,851,617)
Total loans, net	$256,302,230		$256,724,498

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, loans on nonaccrual status and TDRs. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of June 30, 2017, we had no loans 90 days past due still accruing interest.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. As of June 30, 2017, we determined that we had one loan totaling $33,300 that we considered a TDR. As of December 31, 2016, we had two loans totaling $378,382 that we considered TDRs.

Nonperforming loans include all loans past due 90 days and over, certain impaired loans (some of which may be contractually current), and TDR loans that have not yet established a satisfactory period of payment performance (some of which may be contractually current). Nonperforming assets include other real estate owned, which decreased $46,143 from $521,943 as of December 31, 2016 to $475,800 as of June 30, 2017. The balance represents one property.

The following table is a summary of our nonperforming assets:

	June 30, 2017	December 31, 2016
Commercial loans	$52,050	$61,781
Commercial real estate – other	1,782,819	1,678,876
Consumer – other	—	964
Total nonaccrual loans	1,834,869	1,741,621
Other real estate owned	475,800	521,943
Total nonperforming assets	$2,310,669	$2,263,564

Allowance for Loan Losses

The allowance for loan losses was $3.9 million at June 30, 2017 and December 31, 2016, or 1.51% and 1.48% of outstanding loans, respectively. At June 30, 2017 and December 31, 2016, the allowance for loan losses represented 169.97% and 170.16% of the total amount of nonperforming loans, respectively. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses at June 30, 2017 is adequate.

At June 30, 2017, impaired loans totaled $4.2 million, for which $2.2 million of these loans had a reserve of approximately $1.4 million allocated in the allowance for loan losses. Comparatively, impaired loans totaled $5.9 million at December 31, 2016, and $2.2 million of these loans had a reserve of approximately $1.5 million allocated in the allowance for loan losses.

During the three months ended June 30, 2017, we recorded $2,372 of charge-offs and $23,030 of recoveries on loans previously charged-off, resulting in net recoveries of $20,658. Comparatively, we recorded $82,556 of charge-offs and $18,240 of recoveries on loans previously charged-off, resulting in net charge-offs of $64,316 during the three months ended June 30, 2016. During the six months ended June 30, 2017, we recorded $2,372 of charge-offs and we recorded $45,770 of recoveries on loans previously charged-off, resulting in net recoveries of $43,398. Comparatively, during the same period in 2016, we recorded $116,651 of charge-offs and $26,270 of recoveries on loans previously charged-off, resulting in net charge-offs of $90,381 for the six months ended June 30, 2016.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest bearing deposits provided funding for 60.88% of average earning assets for the six months ended June 30, 2017, and 65.70% for the twelve months ended December 31, 2016. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Deposits:
Non-interest bearing demand	$132,051,130	34.18%	$126,034,478	33.83%
Interest-bearing demand	94,401,633	24.44%	96,260,589	25.84%
Money market accounts	81,827,246	21.18%	77,307,662	20.75%
Time deposits over $250,000	17,959,145	4.64%	17,822,136	4.78%
Other time deposits	26,559,417	6.88%	26,019,121	6.98%
Other savings deposits	33,493,698	8.68%	29,078,865	7.81%
Total deposits	$386,292,269	100.00%	$372,522,851	100.00%

Deposits increased 3.70% or $13.8 million from December 31, 2016 to June 30, 2017. These increases were primarily due to larger balances in existing customer accounts as well as new accounts. Certificates of Deposit and other time deposits over $250,000 totaled $18.0 million and $17.8 million as of June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016, deposits with an aggregate deficit balance of $29,155 and $24,963, respectively were re-classified as other loans.

Comparison of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2016

Net income increased $74,275 or 5.66% to $1.4 million, or basic and diluted earnings per share of $0.28 and $0.27, respectively, for the three months ended June 30, 2017, from $1.3 million, or basic and diluted earnings per share of $0.27 and $0.26, respectively, for the three months ended June 30, 2016. Our return on average assets and average equity for the three months ended June 30, 2017 were 1.31% and 12.97%, respectively, compared with 1.30% and 12.82%, respectively, for the three months ended June 30, 2016.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $149,082 or 4.05% to $3.8 million for the three months ended June 30, 2017 from $3.7 million for the three months ended June 30, 2016. This increase was primarily due to income from securities and interest bearing deposits at the Federal Reserve Bank. Average loans decreased $5.5 million or 2.01% to $261.3 million for the three months ended June 30, 2017, compared to $266.8 million for the three months ended June 30, 2016. The yield on average loans (including fees) was 5.55% and 4.84% for the three months ended June 30, 2017 and June 30, 2016, respectively. Interest income on loans increased $13,019 for the three months ended June 30, 2017 to $3.2 million from $3.2 million for the three months ended June 30, 2016.

The average balance of interest bearing deposits in other banks decreased $4.1 million or 16.33% to $21.0 million for the three months ended June 30, 2017, with a yield of 1.06% as compared to $25.1 million for the three months ended June 30, 2016, with a yield of 0.50%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy for loan losses. For the three months ended June 30, 2017, we had a provision of $30,000 compared to a provision of $140,000 for the same period in the prior year. The decrease in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income decreased $33,093 or 4.54% to $696,479 for the three months ended June 30, 2017, from $729,572 for the three months ended June 30, 2016. This reduction was primarily due to less income derived from the sale of investment securities, and was partially offset by increases in service charges, fees, and commissions and mortgage banking income. For the three months ended June 30, 2016, we realized gains of $160,391 from the sale of investment securities. However, during the three months ended June 30, 2017, there were no sales of investment securities.

Non-Interest Expense

Non-interest expense increased $153,242 or 6.29% to $2.6 million for the three months ended June 30, 2017 from $2.4 million for the three months ended June 30, 2016. This increase was primarily due to an increase in other operating expenses of $73,705 related to the amortization of the tax credit and a write down on OREO of $46,143.

Income Tax Expense

We incurred income tax expense of $516,734 for the three months ended June 30, 2017 as compared to $518,262 during the same period in 2016. Our effective tax rate was 27.15% and 28.31% for the three months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rate during the 2017 period is a result of the Company’s 2016 investment in a South Carolina Historic Rehabilitation Tax Credit.

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016

Net income increased $104,627 or 4.17% to $2.6 million, or basic and diluted earnings per share of $0.53 and $0.52, respectively, for the six months ended June 30, 2017, from $2.5 million, or basic and diluted earnings per share of $0.51 and $0.50, respectively, for the six months ended June 30, 2016. Our return on average assets and average equity for the six months ended June 30, 2017 were 1.26% and 12.42%, respectively, compared with 1.26% and 12.37%, respectively, for the six months ended June 30, 2016.

Net Interest Income

Net interest income increased $305,796 or 4.24% to $7.5 million for the six months ended June 30, 2017 from $7.2 million for the six months ended June 30, 2016. This increase was primarily due income from securities and interest bearing deposits at the Federal Reserve Bank. Average loans increased $1.8 million or 0.68% to $261.2 million for the six months ended June 30, 2017, compared to $259.4 million for the six months ended June 30, 2016. The yield on average loans (including fees) was 5.39% and 4.84% for the six months ended June 30, 2017 and June 30, 2016, respectively. Interest income on loans increased $120,714 for the six months ended June 30, 2017 to $6.4 million from $6.2 million for the six months ended June 30, 2016.

The average balance of interest bearing deposits in other banks decreased $5.8 million or 22.43% to $20.3 million for the six months ended June 30, 2017, with a yield of 0.95% as compared to $26.1 million for the six months ended June 30, 2016, with a yield of 0.50%.

Provision for Loan Losses

For the six months ended June 30, 2017, we had a provision of $32,500 compared to a provision of $185,000 for the same period in the prior year. The decrease in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income decreased $287,248 or 18.71% to $1.2 million for the six months ended June 30, 2017, from $1.5 million for the six months ended June 30, 2016. This reduction is primarily due to less income derived from the sale of investment securities, and was partially offset by increases in service charges, fees, and commissions and mortgage banking income. For the six months ended June 30, 2016, we realized gains of $348,327 from the sale of investment securities. However, during six months ended June 30, 2017, there were no sales of investment securities.

Non-Interest Expense

Non-interest expense increased $88,725 or 1.78% to $5.1 million for the six months ended June 30, 2017 from $5.0 million for the six months ended June 30, 2016. This increase was primarily due to an increase in other operating expenses of $72,709 related to the amortization of the tax credit and a write-down of OREO in the amount of $46,143.

Income Tax Expense

We incurred income tax expense of $1.1 million for the six months ended June 30, 2017 as compared to $1.1 million during the same period in 2016. Our effective tax rate was 28.92% and 30.21% for the six months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rate during the 2017 period is a result of the Company’s 2016 investment in a South Carolina Historic Rehabilitation Tax Credit.

Off Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $86.8 million and $81.2 million at June 30, 2017 and December 31, 2016, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2017 and December 31, 2016 was $953,504 and $793,992, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $6.2 million at June 30, 2017, to sell loans held for sale of $2.2 million, compared to forward sales commitments of $4.4 million at December 31, 2016, to sell loans held for sale of $4.4 million. The fair value of these commitments was not significant at June 30, 2017 or December 31, 2016. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $34.7 million at June 30, 2017 and $18.1 million at December 31, 2016. For the three and six months ended June 30, 2017 and June 30, 2016, there were no loans repurchased.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 38.93% and 36.38% of total assets at June 30, 2017 and December 31, 2016, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At June 30, 2017, we had unused short-term lines of credit totaling approximately $18 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and liquidation of mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At June 30, 2017, we could borrow up to $77 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $100,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At June 30, 2017 and December 31, 2016, our liquidity ratio was 42.85% and 38.27%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase. Total shareholders’ equity at June 30, 2017 was $43.1 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Full compliance with all of the final rule requirements will be phased in over a multi-year schedule. The Bank’s total risk-based capital ratio at June 30, 2017 and December 31, 2016 was 15.69% and 15.36%, respectively.

At June 30, 2017, the Company and the Bank were categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10%, 8.0%, 6.5% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8%, 6%, 4.5%, and 4.0%, respectively.

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

The Company had no material commitments for capital expenditures as of June 30, 2017 and December 31, 2016, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of June 30, 2017 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Senior Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2017, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. Based on this assessment, management believes that as of June 30, 2017, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.

		Page

(1)	Consolidated Balance Sheets	3
(2)	Consolidated Statements of Income	4-5
(3)	Consolidated Statements of Comprehensive Income	6
(4)	Consolidated Statements of Shareholders’ Equity	7
(5)	Consolidated Statements of Cash Flows	8
(6)	Notes to Consolidated Financial Statements	9-28

Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)

3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)

3.1	By-laws of the Registrant (Filed with 1995 10-KSB)

3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)

4.0	2016 Proxy Statement (Filed with 2015 10-K)

10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)

10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)

10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)

10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)

10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed With 2010 10-K)

      Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with September 30, 2014 10-Q)

10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)

10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)

      Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)

10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)

10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)

10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)

10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)

10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)

10.12	Extension to Lease Agreement for 256 Meeting Street

10.13	North Charleston Lease Agreement (filed within)

14.0	Code of Ethics (Filed with 2004 10-KSB)

21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)

      The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer

32.1	Certification pursuant to Section 1350

32.2	Certification pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of South Carolina Corporation

August 10, 2017
	By:	/s/Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/
Senior Vice President