Form 10-Q
period 2017-09-30
BANK OF SOUTH CAROLINA CORP
filed 2017-11-09
CIK 1007273

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 9, 2017 there were 4,984,479 Common Shares outstanding.

Bank of South Carolina Corporation and Subsidiary

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2017	(Audited) December 31, 2016
ASSETS
Cash and due from banks	$8,009,824	$8,141,030
Interest-bearing deposits at the Federal Reserve Bank	22,159,373	18,101,300
Investment securities available for sale	126,496,884	119,978,944
Mortgage loans to be sold	3,117,830	4,386,210
Loans	269,132,631	260,576,115
Less: Allowance for loan losses	(3,886,959)	(3,851,617)
Net loans	265,245,672	256,724,498
Premises, equipment and leasehold improvements, net	2,252,832	2,296,624
Other real estate owned	566,632	521,943
Accrued interest receivable	1,328,542	1,614,002
Other assets	2,296,720	2,185,085
Total assets	$431,474,309	$413,949,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest-bearing demand	$124,661,171	$126,034,478
Interest-bearing demand	99,066,299	96,260,589
Money market accounts	84,417,700	77,307,662
Time deposits over $250,000	17,695,869	17,822,136
Other time deposits	25,993,812	26,019,121
Other savings deposits	34,712,187	29,078,865
Total deposits	386,547,038	372,522,851
Accrued interest payable and other liabilities	1,217,803	813,811
Total liabilities	387,764,841	373,336,662

Shareholders’ equity
Common stock-no par, 12,000,000 shares authorized; 5,225,875 and 5,197,535 shares issued at September 30, 2017 and December 31, 2016, respectively; 4,984,479 and 4,956,139 shares outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid in capital	37,172,768	36,824,022
Retained earnings	8,558,442	6,643,476
Treasury stock: 241,396 shares at September 30, 2017 and December 31, 2016	(2,247,415)	(2,247,415)
Accumulated other comprehensive income (loss), net of income taxes	225,673	(607,109)
Total shareholders’ equity	43,709,468	40,612,974
Total liabilities and shareholders’ equity	$431,474,309	$413,949,636

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2017	2016
Interest and fee income
Loans, including fees	$3,364,293	$3,360,151
Taxable securities	409,055	379,039
Tax-exempt securities	251,172	255,231
Other	92,512	35,722
Total interest and fee income	4,117,032	4,030,143

Interest expense
Deposits	110,625	96,467
Short-term borrowings	—	—
Total interest expense	110,625	96,467

Net interest income	4,006,407	3,933,676
Provision for loan losses	20,000	210,000
Net interest income after provision for loan losses	3,986,407	3,723,676

Other income
Service charges and fees	278,204	265,769
Mortgage banking income	149,379	409,674
Gains on sales of securities	45,820	—
Other non-interest income	8,479	11,143
Total other income	481,882	686,586

Other expense
Salaries and employee benefits	1,487,207	1,485,621
Net occupancy expense	399,534	377,075
Other operating expenses	597,797	721,572
Net other real estate owned expenses	—	—
Total other expenses	2,484,538	2,584,268

Income before income tax expense	1,983,751	1,825,994
Income tax expense	543,098	399,656

Net income	$1,440,653	$1,426,338

Weighted average shares outstanding
Basic	4,978,515	4,931,185
Diluted	5,067,561	5,054,723

Basic income per common share	$0.29	$0.29
Diluted income per common share	$0.28	$0.28

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
Interest and fee income
Loans, including fees	$9,727,886	$9,603,030
Taxable securities	1,147,811	992,658
Tax-exempt securities	778,259	734,716
Other	187,782	102,472
Total interest and fee income	11,841,738	11,432,876

Interest expense
Deposits	313,929	283,588
Short-term borrowings	—	7
Total interest expense	313,929	283,595

Net interest income	11,527,809	11,149,281
Provision for loan losses	52,500	395,000
Net interest income after provision for loan losses	11,475,309	10,754,281

Other income
Service charges and fees	835,643	792,036
Mortgage banking income	825,003	1,058,438
Gains on sales of securities	45,820	348,327
Other non-interest income	23,769	23,385
Total other income	1,730,235	2,222,186

Other expense
Salaries and employee benefits	4,457,778	4,481,067
Net occupancy expense	1,157,442	1,133,784
Other operating expenses	1,884,928	1,928,994
Net other real estate owned expenses	46,143	13,450
Total other expenses	7,546,291	7,557,295

Income before income tax expense	5,659,253	5,419,172
Income tax expense	1,606,127	1,484,989

Net income	$4,053,126	$3,934,183

Weighted average shares outstanding
Basic	4,969,617	4,929,977
Diluted	5,058,958	5,058,837

Basic income per common share	$0.82	$0.80
Diluted income per common share	$0.80	$0.78

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2017	2016
Net income	$1,440,653	$1,426,338
Other comprehensive income:
Unrealized gain on securities arising during the period	(339,956)	—
Reclassification adjustment for securities gains realized in net income	45,820	(387,289)
Other comprehensive income, before tax	(294,136)	(387,289)
Income tax effect related to items of other comprehensive income	100,006	104,687
Other comprehensive income, after tax	(194,130)	(282,602)
Total comprehensive income	$1,246,523	$1,143,736

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
Net income	$4,053,126	$3,934,183
Other comprehensive income:
Unrealized gain on securities arising during the period	1,242,599	—
Reclassification adjustment for securities gains realized in net income	45,820	944,314
Other comprehensive income, before tax	1,288,419	944,314
Income tax effect related to items of other comprehensive income	(455,637)	(388,005)
Other comprehensive income, after tax	832,782	556,309
Total comprehensive income	$4,885,908	$4,490,492

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
December 31, 2015	$36,341,744	$4,064,834	$(2,247,415)	$992,549	$39,151,712

Net income	—	3,934,183	—	—	3,934,183
Other comprehensive income	—	—	—	556,309	556,309
Exercise of stock options	333,704	—	—	—	333,704
Stock-based compensation expense	58,112	—	—	—	58,112
Cash dividends ($0.40 per common share)	—	(1,974,529)	—	—	(1,974,529)
September 30, 2016	$36,733,560	$6,024,488	$(2,247,415)	$1,548,858	$42,059,491

December 31, 2016	$36,824,022	$6,643,476	$(2,247,415)	$(607,109)	$40,612,974

Net income	—	4,053,126	—	—	4,053,126
Other comprehensive income	—	—	—	832,782	832,782
Exercise of stock options	294,342	—	—	—	294,342
Stock-based compensation expense	54,404	—	—	—	54,404
Cash dividends ($0.43 per common share)	—	(2,138,160)	—	—	(2,138,160)
September 30, 2017	$37,172,768	$8,558,442	$(2,247,415)	$225,673	$43,709,468

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
Cash flows from operating activities:
Net income	$4,053,126	$3,934,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	142,859	140,276
Gain on sale of securities	(45,820)	(446,041)
Loss on sale of other real estate	—	13,450
Valuation and other adjustments to other real estate	46,143	—
Provision for loan losses	52,500	395,000
Stock-based compensation expense	54,404	58,112
Deferred income taxes	(567,272)	—
Net amortization of unearned discounts on investment securities	293,080	223,272
Origination of mortgage loans held for sale	(43,420,076)	(57,759,783)
Proceeds from sale of mortgage loans held for sale	44,688,456	58,617,055
Decrease (increase) in accrued interest receivable and other assets	285,460	(721,562)
Increase in accrued interest payable and other liabilities	350,649	744,530
Net cash provided by operating activities	5,933,509	5,198,492

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	4,380,870	4,728,518
Proceeds from sale of available for sale securities	20,231,265	26,113,400
Purchase of investment securities available for sale	(30,088,916)	(24,759,858)
Proceeds from sale of other real estate	—	85,000
Net increase in loans	(8,664,506)	(23,828,667)
Purchase of premises, equipment and leasehold improvements, net	(99,067)	(69,303)
Net cash used in investing activities	(14,240,354)	(17,730,910)

Cash flows from financing activities:
Net increase in deposit accounts	14,024,187	6,687,942
Dividends paid	(2,084,817)	(1,920,866)
Stock options exercised	294,342	333,704
Net cash provided by financing activities	12,233,712	5,100,780
Net increase (decrease) in cash and cash equivalents	3,926,867	(7,431,638)
Cash and cash equivalents at beginning of period	26,242,330	29,194,786

Cash and cash equivalents at end of period	$30,169,197	$21,763,148

Supplemental disclosure of cash flow data:
Cash paid during the year for:
Interest	$365,558	$308,857
Income taxes	$2,055,063	$1,669,840
Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$832,782	$556,309
Change in dividends payable	$53,343	$53,663
Transfer of loans to other real estate owned	$90,832	$—

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, Topic 606. The core principle of the new standard is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. This guidance also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. In August 2015, the FASB deferred the effective date of the amendments. As a result of the deferral, the guidance will be effective for the Company for reporting periods beginning after December 15, 2017. We will apply this guidance using a modified retrospective approach. Because the amendment does not apply to revenue associated with financial instruments, such as loans and investment securities available for sale, we do not expect this amendment to have a material effect on our consolidated financial statements. We are still evaluating the effects of the amendment regarding its applicability and related impact on credit card fees and deposit service charges.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which revises certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the effect that implementation of the new standard will have on our results of operations and cash flows but expect the effect on the financial position to be considerable due to the fact that substantially all operating lease commitments will be recognized as right of use assets and lease liabilities based on the present value of unpaid lease payments as of the date of adoption.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization of Purchased Callable Debt Securities, which shortens the amortization period for the premium to the earliest call date. The amendment will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect this amendment to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

Note 2: Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities available for sale are summarized as follows:

	SEPTEMBER 30, 2017
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE

U.S. Treasury Notes	$26,112,531	$24,169	$(39,199)	$26,097,501
Government-Sponsored Enterprises	59,497,890	179,426	(307,911)	59,369,405
Municipal Securities	40,561,715	765,902	(297,639)	41,029,978

Total	$126,172,136	$969,497	$(644,749)	$126,496,884

	DECEMBER 31, 2016
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE

U.S. Treasury Notes	$24,148,295	$41,153	$(250,385)	$23,939,063
Government-Sponsored Enterprises	51,737,930	129,482	(833,321)	51,034,091
Municipal Securities	45,056,390	765,813	(816,413)	45,005,790

Total	$120,942,615	$936,448	$(1,900,119)	$119,978,944

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2017 and December 31, 2016, by contractual maturity are as follows:

	SEPTEMBER 30, 2017		DECEMBER 31, 2016
	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE

Due in one year or less	$8,561,255	$8,586,020	$3,343,347	$3,350,205
Due in one year to five years	70,669,406	71,024,994	82,848,411	82,682,901
Due in five years to ten years	43,799,734	43,853,008	29,662,030	29,169,228
Due in ten years and over	3,141,741	3,032,862	5,088,827	4,776,610

Total	$126,172,136	$126,496,884	$120,942,615	$119,978,944

Investment securities pledged to secure public deposits and for other purposes required or permitted by law at September 30, 2017 and December 31, 2016, had a fair value of $54.2 million and $47.6 million, respectively.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016. We believe that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and not as a result of credit deterioration. We do not intend to sell, and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

Less Than 12 Months				12 Months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
	#	Fair Value	Loss	#	Fair Value	Loss	#	Fair Value	Loss
September 30, 2017 Available for sale
U.S. Treasury notes	3	$15,146,094	$(39,199)	—	$—	$—	3	$15,146,094	$(39,199)
Government-sponsored enterprises	4	17,620,585	(129,779)	2	5,347,950	(178,132)	6	22,968,535	(307,911)
Municipal securities	11	3,541,927	(50,316)	20	8,246,598	(247,323)	31	11,788,525	(297,639)
Total	18	$36,308,606	$(219,294)	22	$13,594,548	$(425,455)	40	$49,903,154	$(644,749)

December 31, 2016 Available for sale
U.S. Treasury notes	4	$17,968,594	$(250,385)	—	$—	$—	4	$17,968,594	$(250,385)
Government-sponsored enterprises	8	30,136,720	(833,321)	—	—	—	8	30,136,720	(833,321)
Municipal securities	54	22,606,430	(816,413)	—	—	—	54	22,606,430	(816,413)
Total	66	$70,711,744	$(1,900,119)	—	$—	$—	66	$70,711,744	$(1,900,119)

We received proceeds and gross realized gains and losses from sales of securities available for sale as follows:

	For the Three Months Ended September 30,
	2017	2016
Gross proceeds	$20,231,265	$4,902,286
Gross realized gains	154,692	97,714
Gross realized losses	108,872	—

	For the Nine Months Ended September 30,
	2017	2016
Gross proceeds	$20,231,265	$25,667,359
Gross realized gains	154,692	446,041
Gross realized losses	108,872	—

For the three months ended September 30, 2017 and 2016, the tax provision related to these gains was $15,578 and $36,154, respectively. For the nine months ended September 30, 2017 and 2016, the tax provision related to these gains was $15,578 and $165,035, respectively.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Loans and Allowance for Loan Losses

Major classifications of loans (net of deferred loan fees of $149,640 at September 30, 2017 and $136,446 at December 31, 2016) are as follows:

	September 30,	December 31,
	2017	2016
Commercial loans	$53,348,364	$52,262,209
Commercial real estate:
Construction	1,842,668	1,208,901
Other	134,779,206	122,968,126
Consumer:
Real Estate	74,254,387	77,131,816
Other	4,908,006	7,005,063
	269,132,631	260,576,115
Allowance for loan losses	(3,886,959)	(3,851,617)
Loans, net	$265,245,672	$256,724,498

We had $101.1 million and $101.2 million of loans pledged as collateral to secure funding with the Federal Reserve Bank Discount Window at September 30, 2017 and at December 31, 2016, respectively.

Our portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Our internal credit risk grading system is based on experience with similarly graded loans, industry best practices, and regulatory guidance. Our portfolio is graded in its entirety.

Our internally assigned grades pursuant to the Board-approved lending policy are as follows:

●	Excellent (1) The borrowing entity has no overdrafts, more than adequate cash flow, unquestionable strength, strong earnings and capital, where applicable.

●	Good (2) The borrowing entity has dependable cash flow, better than average financial condition, good capital and usually no overdrafts.

●	Satisfactory (3) The borrowing entity has adequate cash flow, satisfactory financial condition, and explainable overdrafts (if any).

●	Watch (4) The borrowing entity has generally adequate, yet inconsistent cash flow, cyclical earnings, weak capital, loan to/from stockholders, and infrequent overdrafts. The borrower has consistent yet sometimes unpredictable sales and growth.

●	OAEM (5) The borrowing entity has marginal cash flow, occasional past dues, and frequent and unexpected working capital needs.

●	Substandard (6) The borrowing entity has a cash flow barely sufficient to service debt, deteriorated financial condition, and bankruptcy is a possiblility. The borrowing entity has declining sales, rising costs, and may need to look for secondary source of repayment.

●	Doubtful (7) The borrowing entity has negative cash flow. Survival of the business is at risk, full repayment is unlikely, and there are frequent and unexplained overdrafts. The borrowing entity shows declining trends and no operating profits.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Loss (8) The borrowing entity has negative cash flow with no alternatives. Survival of the business is unlikely.

The following tables illustrate credit quality by class and internally assigned grades as of September 30, 2017 and December 31, 2016. “Pass” includes loans internally graded as excellent, good and satisfactory.

September 30, 2017
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$49,209,010	$1,453,646	$129,338,835	$73,172,945	$4,665,789	$257,840,225
Watch	2,260,670	389,022	2,942,987	587,005	208,110	6,387,794
OAEM	49,164	—	291,128	—	—	340,292
Sub-Standard	1,829,520	—	2,206,256	494,437	34,107	4,564,320
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$53,348,364	$1,842,668	$134,779,206	$74,254,387	$4,908,006	$269,132,631

December 31, 2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$48,289,944	$798,884	$116,490,396	$74,115,426	$6,728,367	$246,423,017
Watch	1,004,957	410,017	2,625,079	899,306	147,992	5,087,351
OAEM	1,666,048	—	995,549	630,957	28,939	3,321,493
Sub-Standard	1,301,260	—	2,857,102	1,486,127	99,765	5,744,254
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$52,262,209	$1,208,901	$122,968,126	$77,131,816	$7,005,063	$260,576,115

The following tables include an aging analysis of the recorded investment in loans segregated by class:

September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
Commercial	$78,271	$150,000	$13,902	$242,173	$53,106,191	$53,348,364	$13,902
Commercial Real Estate - Construction	—	—	—	—	1,842,668	1,842,668	—
Commercial Real Estate - Other	675,000	—	1,415,738	2,090,738	132,688,468	134,779,206	—
Consumer Real Estate	153,112	564,877	—	717,989	73,536,398	74,254,387	—
Consumer Other	11,547	—	—	11,547	4,896,459	4,908,006	—
Total	$917,930	$714,877	$1,429,640	$3,062,447	$266,070,184	$269,132,631	$13,902

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
Commercial	$438,159	$—	$—	$438,159	$51,824,050	$52,262,209	$—
Commercial Real Estate - Construction	—	—	—	—	1,208,901	1,208,901	—
Commercial Real Estate - Other	6,363	—	1,501,153	1,507,516	121,460,610	122,968,126	89,908
Consumer Real Estate	415,457	—	—	415,457	76,716,359	77,131,816	—
Consumer Other	56,784	—	33,322	90,106	6,914,957	7,005,063	33,322
Total	$916,763	$—	$1,534,475	$2,451,238	$258,124,877	$260,576,115	$123,230

As of September 30, 2017 and December 31, 2016, there were one and two loans over 90 days past due and still accruing, respectively.

The following table summarizes the balances of non-accrual loans:

	Loans Receivable on Non-Accrual
	September 30, 2017	December 31, 2016
Commercial	$46,899	$61,781
Commercial Real Estate - Construction	—	—
Commercial Real Estate - Other	1,554,368	1,678,876
Consumer Real Estate	—	—
Consumer Other	—	964

Total	$1,601,267	$1,741,621

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three and nine months ended September 30, 2017 and September 30, 2016. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

Three Months Ended September 30, 2017
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,628,672	$52,763	$1,382,919	$771,853	$91,308	$3,927,515
Charge-offs	—	—	—	(80,787)	(2,489)	(83,276)
Recoveries	—	—	—	21,000	1,720	22,720
Provisions	403,920	(7,235)	(209,108)	(150,697)	(16,880)	20,000
Ending Balance	$2,032,592	$45,528	$1,173,811	$561,369	$73,659	$3,886,959

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2017
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,545,188	$51,469	$1,374,706	$726,391	$153,863	$3,851,617
Charge-offs	—	—	—	(80,786)	(4,863)	(85,649)
Recoveries	—	—	—	63,000	5,491	68,491
Provisions	487,404	(5,941)	(200,895)	(147,236)	(80,832)	52,500
Ending Balance	$2,032,592	$45,528	$1,173,811	$561,369	$73,659	$3,886,959

Three Months Ended September 30, 2016
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,490,327	$57,374	$1,186,524	$629,773	$148,448	$3,512,446
Charge-offs	—	—	—	—	—	—
Recoveries	1,500	—	20,000	—	1,165	22,665
Provisions	4,512	524	98,398	119,044	(12,478)	210,000
Ending Balance	$1,496,339	$57,898	$1,304,922	$748,817	$137,135	$3,745,111

Nine Months Ended September 30, 2016
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$896,854	$59,861	$1,345,094	$941,470	$174,548	$3,417,827
Charge-offs	(33,045)	—	—	(82,015)	(1,591)	(116,651)
Recoveries	2,784	—	44,000	—	2,151	48,935
Provisions	629,746	(1,963)	(84,172)	(110,638)	(37,973)	395,000
Ending Balance	$1,496,339	$57,898	$1,304,922	$748,817	$137,135	$3,745,111

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present, by class and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans.

September 30, 2017
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$1,621,074	$—	$268,347	$43,119	$34,107	$1,966,647
Collectively evaluated for impairment	411,518	45,528	905,464	518,250	39,552	1,920,312
Total Allowance for Losses	$2,032,592	$45,528	$1,173,811	$561,369	$73,659	$3,886,959
Loans Receivable
Individually evaluated for impairment	$1,829,520	$—	$2,224,537	$494,437	$34,107	$4,582,601
Collectively evaluated for impairment	51,518,844	1,842,668	132,554,669	73,759,950	4,873,899	264,550,030
Total Loans Receivable	$53,348,364	$1,842,668	$134,779,206	$74,254,387	$4,908,006	$269,132,631

December 31, 2016
	Commercial	Commercial Real Estate-Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$1,051,219	$—	$324,587	$43,119	$89,047	$1,507,972
Collectively evaluated for impairment	493,969	51,469	1,050,119	683,272	64,816	2,343,645
Total Allowance for Losses	$1,545,188	$51,469	$1,374,706	$726,391	$153,863	$3,851,617
Loans Receivable
Individually evaluated for impairment	$1,301,259	$—	$3,225,351	$1,286,127	$89,047	$5,901,784
Collectively evaluated for impairment	50,960,950	1,208,901	119,742,775	75,845,689	6,916,016	254,674,331
Total Loans Receivable	$52,262,209	$1,208,901	$122,968,126	$77,131,816	$7,005,063	$260,576,115

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2017 and December 31, 2016, loans individually evaluated for impairment and the corresponding allowance for loan losses are presented in the following table:

	September 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$161,880	$161,880	$—	$250,040	$250,040	$—
Commercial Real Estate-Construction	—	—	—	—	—	—
Commercial Real Estate-Other	1,283,137	1,283,137	—	2,174,770	2,174,770	—
Consumer Real Estate	451,318	451,318	—	1,243,008	1,243,008	—
Consumer Other	—	—	—	—	—	—
	$1,896,335	$1,896,335	$—	$3,667,818	$3,667,818	$—

With an allowance recorded:
Commercial	$1,667,640	$1,667,640	$1,621,074	$1,051,219	$1,051,219	$1,051,219
Commercial Real Estate- Construction	—	—	—	—	—	—
Commercial Real Estate-Other	941,400	941,400	268,347	1,050,581	1,050,581	324,587
Consumer Real Estate	43,119	43,119	43,119	43,119	43,119	43,119
Consumer Other	34,107	34,107	34,107	89,047	89,047	89,047
	$2,686,266	$2,686,266	$1,966,647	$2,233,966	$2,233,966	$1,507,972

Total
Commercial	$1,829,520	$1,829,520	$1,621,074	$1,301,259	$1,301,259	$1,051,219
Commercial Real Estate-Construction	—	—	—	—	—	—
Commercial Real Estate-Other	2,224,537	2,224,537	268,347	3,225,351	3,225,351	324,587
Consumer Real Estate	494,437	494,437	43,119	1,286,127	1,286,127	43,119
Consumer Other	34,107	34,107	34,107	89,047	89,047	89,047
	$4,582,601	$4,582,601	$1,966,647	$5,901,784	$5,901,784	$1,507,972

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present average investment in impaired loans and the related interest income recognized on those impaired loans, by class, for the periods indicated.

	For the Three Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$165,274	$2,429	$380,933	$4,674
Commercial Real Estate-Construction	—	—	—	—
Commercial Real Estate-Other	1,276,906	9,999	2,253,994	19,738
Consumer Real Estate	451,318	5,972	1,243,008	16,205
Consumer Other	—	—	—	—
	$1,893,498	$18,400	$3,877,935	$40,617

With an allowance recorded:
Commercial	$1,685,930	$26,484	$1,085,201	$19,406
Commercial Real Estate-Construction	—	—	—	—
Commercial Real Estate-Other	933,243	2,792	1,068,622	5,330
Consumer Real Estate	43,119	462	71,963	770
Consumer Other	34,579	463	95,367	473
	$2,696,871	$30,201	$2,321,153	$25,979

Total
Commercial	$1,851,204	$28,913	$1,466,134	$24,080
Commercial Real Estate-Construction	—	—	—	—
Commercial Real Estate-Other	2,210,149	12,791	3,322,617	25,068
Consumer Real Estate	494,437	6,434	1,314,971	16,975
Consumer Other	34,579	463	95,367	473
	$4,590,369	$48,601	$6,199,088	$66,596

	For the Nine Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$173,964	$7,416	$392,826	$15,393
Commercial Real Estate-Construction	—	—	—	—
Commercial Real Estate-Other	1,275,402	23,084	2,263,927	69,962
Consumer Real Estate	451,025	16,938	1,242,373	43,220
Consumer Other	—	—	—	—
	$1,900,391	$47,438	$3,899,126	$128,575

With an allowance recorded:
Commercial	$1,711,259	$76,544	$1,095,411	$49,770
Commercial Real Estate-Construction	—	—	—	—
Commercial Real Estate-Other	930,420	5,367	1,070,048	12,008
Consumer Real Estate	43,119	1,296	72,025	1,776
Consumer Other	36,056	1,419	99,864	3,777
	$2,720,854	$84,626	$2,337,348	$67,331

Total
Commercial	$1,885,223	$83,960	$1,488,237	$65,163
Commercial Real Estate-Construction	—	—	—	—
Commercial Real Estate-Other	2,205,822	28,451	3,333,976	81,970
Consumer Real Estate	494,144	18,234	1,314,398	44,996
Consumer Other	36,056	1,419	99,864	3,777
	$4,621,245	$132,064	$6,236,474	$195,906

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructured loans, also known as troubled debt restructurings (“TDR”), are loans, still accruing interest, which have been renegotiated at below-market interest rates or have been granted other concessions. As of September 30, 2017 and December 31, 2016, there were $33,300 (1 loan) and $378,392 (2 loans) in restructured loans, respectively. Our restructured loans were granted extended payment terms with no principal or rate reductions. All TDRs were performing as agreed as of September 30, 2017 and December 31, 2016, respectively. There were no additional loans identified as a TDR during the three or nine months ended September 30, 2017 or 2016. No TDRs defaulted during the three or nine months ended September 30, 2017 and 2016, which were modified within the previous twelve months.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments

Derivative instruments include interest rate lock commitments and forward sale commitments. These instruments are valued based on the change in the value of the underlying loan between the commitment date and the end of the period. We classify these instruments as Level 3. The fair value of these commitments was not significant at September 30, 2017 or December 31, 2016.

We have no embedded derivative instruments requiring separate accounting treatment. We have freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on the short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of September 30, 2017 and December 31, 2016.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 are as follows:

September 30, 2017
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. Treasury Notes	$26,097,501	$—	$—	$26,097,501
Government Sponsored Enterprises	—	59,369,405	—	59,369,405
Municipal Securities	—	29,120,850	11,909,128	41,029,978
Total	$26,097,501	$88,490,255	$11,909,128	$126,496,884

December 31, 2016
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. Treasury Notes	$23,939,063	$—	$—	$23,939,063
Government Sponsored Enterprises	—	51,034,091	—	51,034,091
Municipal Securities	—	31,027,933	13,977,857	45,005,790
Total	$23,939,063	$82,062,024	$13,977,857	$119,978,944

There were no liabilities recorded at fair value on a recurring basis as of September 30, 2017 or December 31, 2016.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
Beginning balance	$12,488,995	$7,704,814
Total gains or (losses) (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	13,852	(27,965)
Purchases, issuances and settlements, net of maturities	(593,719)	3,717,482
Transfers in and/or out of Level 3	—	—
Ending balance	$11,909,128	$11,394,331

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$13,977,857	$5,217,678
Total gains or (losses) (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	254,990	5,171
Purchases, issuances and settlements, net of maturities	(2,323,719)	6,171,482
Transfers in and/or out of Level 3	—	—
Ending balance	$11,909,128	$11,394,331

There were no transfers between fair value levels during the three or nine months ended September 30, 2017 or September 30, 2016.

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

In accordance with ASC 820, Fair Value Measurement, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. At September 30, 2017 and December 31, 2016, substantially all of the impaired loans were evaluated based on the fair value of the collateral. These impaired loans are classified as Level 3. Impaired loans measured using discounted future cash flows are not deemed to be measured at fair value.

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

The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016:

September 30, 2017
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$2,407,508	$2,407,508
Other real estate owned	—	—	566,632	566,632
Loans held for sale	—	3,117,830	—	3,117,830
Total	$—	$3,117,830	$2,974,140	$6,091,970

December 31, 2016
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$4,143,772	$4,143,772
Other real estate owned	—	—	521,943	521,943
Loans held for sale	—	4,386,210	—	4,386,210
Total	$—	$4,386,210	$4,665,715	$9,051,925

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2017 or December 31, 2016.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2017:

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

a. Cash and due from banks, interest-bearing deposits at the Federal Reserve Bank

The carrying value approximates fair value. All mature within 90 days and do not present unanticipated credit concerns.

b. Loans

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans at September 30, 2017 and December 31, 2016, approximate market.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of September 30, 2017 and December 31, 2016.

Fair Value Measurements at September 30, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$8,009,824	$8,009,824	$8,009,824	$—	$—
Interest-bearing deposits at the Federal Reserve	22,159,373	22,159,373	22,159,373	—	—
Investment securities available for sale	126,496,884	126,496,884	26,097,501	88,490,255	11,909,128
Mortgage loans to be sold	3,117,830	3,117,830	—	3,117,830	—
Net loans	265,245,672	264,645,984	—	—	264,645,984
Accrued interest receivable	1,328,542	1,328,542	—	1,328,542	—
Financial Liabilities:
Demand deposits	342,857,357	342,857,357	—	342,857,357	—
Time deposits	43,689,681	43,577,033	—	43,577,033	—
Accrued interest payable	76,360	76,360	—	76,360	—

Fair Value Measurements at December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$8,141,030	$8,141,030	$8,141,030	$—	$—
Interest-bearing deposits at the Federal Reserve	18,101,300	18,101,300	18,101,300	—	—
Investment securities available for sale	119,978,944	119,978,944	23,939,063	82,062,024	13,977,857
Mortgage loans to be sold	4,386,210	4,386,210	—	4,386,210	—
Net loans	256,724,498	256,555,052	—	—	256,555,052
Accrued interest receivable	1,614,002	1,614,002	—	1,614,002	—
Financial Liabilities:
Demand deposits	328,681,594	328,681,594	—	328,681,594	—
Time deposits	43,841,257	43,856,383	—	43,856,383	—
Accrued interest payable	51,629	51,629	—	51,629	—

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables are a summary of the reconciliation of average shares outstanding:

	Three Months Ended September 30,
	2017	2016
Net income	$1,440,653	$1,426,338

Weighted average shares outstanding - basic	4,978,515	4,931,185
Effect of dilutive shares	89,046	123,538
Weighted average shares outstanding - diluted	5,067,561	5,054,723

Earnings per share - basic	$0.29	$0.29
Earnings per share - diluted	$0.28	$0.28

	Nine Months Ended September 30,
	2017	2016
Net income	$4,053,126	$3,934,183

Weighted average shares outstanding - basic	4,969,617	4,929,977
Effect of dilutive shares	89,341	128,860
Weighted average shares outstanding - diluted	5,058,958	5,058,837

Earnings per share - basic	$0.82	$0.80
Earnings per share - diluted	$0.80	$0.78

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

These risks are exacerbated by the developments over the last ten years in national and international markets. Sweeping reform has entered our industry yet we are unable to fully predict its impact and perhaps its unintentional consequences. There can be no assurance that these changes will not materially and adversely affect our business, financial condition and results of operation.

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $431.5 million in assets as of September 30, 2017 and net income of $1.4 million and $4.1 million for the three and nine months ended September 30, 2017. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

We derive most of our income from interest on loans and investments (interest bearing assets). The primary source of funding for making these loans and investments is our interest and non-interest bearing deposits. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest bearing assets and the expense on our interest bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest bearing assets and the rate we pay on our interest bearing liabilities.

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers. The reserve for credit losses consists of the allowance for loan losses (the “allowance”) and a reserve for unfunded commitments (the “unfunded reserve”). The allowance provides for probable and estimable losses inherent in our loan portfolio while the unfunded reserve provides for potential losses related to unfunded lending commitments.

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position and operating results as of September 30, 2017 and December 31, 2016, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

Critical Accounting Policies

Our critical accounting policies which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of September 30, 2017, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents increased 14.96% or $3.9 million to $30.2 million as of September 30, 2017, from $26.2 million as of December 31, 2016. This increase was primarily due to an increase in deposit balances for both new and existing customers. Funds are placed in interest bearing deposits at the Federal Reserve Bank until opportunities arise for investment in higher yielding assets.

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

As of September 30, 2017, our available for sale investment portfolio included U. S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $126.5 million and an amortized cost of $126.2 million for a net unrealized gain of $324,748. As of September 30, 2017 and December 31, 2016, our investment securities portfolio represented approximately 29.32% and 28.98% of our total assets, respectively. The average yield on our investment securities was 2.03% and 1.99% at September 30, 2017 and December 31, 2016, respectively.

We had eight Municipal Securities with an approximate total book value of $3.4 million that matured and three Municipal Securities with an approximate total book value of $1.0 million that were called in the nine months ended September 30, 2017. Additionally, we sold five investment securities issued by Government Sponsored Enterprises and one US Treasury Note, with a total ending book value of $20.2 million, resulting in a net gain of $45,820 during the nine months ended September 30, 2017. We also purchased five investment securities issued by Government Sponsored Enterprises and one US Treasury Note, with a total face value of $30.1 million during the nine months ended September 30, 2017.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans were to borrowers located in our market area of Charleston, Dorchester and Berkeley Counties of South Carolina.

Net loans increased $8.5 million, or 3.31%, to $265.2 million at September 30, 2017 from $256.7 million at December 31, 2016. We attribute the increase in net loans to multiple large loans originated late in the quarter as well as an increase in the usage of lines of credit. Early payoffs of real estate loans continued, which we attribute to Charleston’s strong real estate market and national popularity.

The following table is a summary of our loan portfolio composition (net of deferred fees of $149,640 at September 30, 2017 and $136,446 at December 31, 2016) and the corresponding percentage of total loans as of the dates indicated.

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial loans	$53,348,364	19.82%	$52,262,209	20.06%
Commercial real estate – construction	1,842,668	0.68%	1,208,901	0.46%
Commercial real estate – other	134,779,206	50.08%	122,968,126	47.19%
Consumer real estate	74,254,387	27.59%	77,131,816	29.60%
Consumer other	4,908,006	1.83%	7,005,063	2.69%
Total	269,132,631	100.00%	260,576,115	100.00%
Allowance for loan loss	(3,886,959)		(3,851,617)
Total loans, net	$265,245,672		$256,724,498

Nonperforming assets

Nonperforming assets include real estate acquired through foreclosure or deeds taken in lieu of foreclosure, loans on nonaccrual status and TDRs. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of September 30, 2017, we had one loan 90 days past due still accruing interest.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges. As of September 30, 2017, we determined that we had one loan totaling $33,300 that we considered a TDR. As of December 31, 2016, we had two loans totaling $378,382 that we considered TDRs.

Nonperforming loans include all loans past due 90 days and over, certain impaired loans (some of which may be contractually current), and TDR loans that have not yet established a satisfactory period of payment performance (some of which may be contractually current). Nonperforming assets include other real estate owned, which increased $44,689 from $521,943 as of December 31, 2016 to $566,632 as of September 30, 2017. The increase is attributed to the transfer of one loan to OREO. This balance represents two properties.

The following table is a summary of our nonperforming assets:

	September 30, 2017	December 31, 2016
Commercial loans	$46,899	$61,781
Commercial real estate - other	1,554,368	1,678,876
Consumer other	—	964
Total nonaccrual loans	1,601,267	1,741,621
Other real estate owned	566,632	521,943
Total nonperforming assets	$2,167,899	$2,263,564

Allowance for Loan Losses

The allowance for loan losses was $3.9 million as of September 30, 2017 and December 31, 2016, or 1.44% and 1.48% of outstanding loans, respectively. At September 30, 2017 and December 31, 2016, the allowance for loan losses represented 179.30% and 170.16% of the total amount of nonperforming assets, respectively. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses at September 30, 2017 is adequate.

At September 30, 2017, impaired loans totaled $4.6 million, for which $2.7 million of these loans had a reserve of approximately $2.0 million allocated in the allowance for loan losses. Comparatively, impaired loans totaled $5.9 million at December 31, 2016, and $2.2 million of these loans had a reserve of approximately $1.5 million allocated in the allowance for loan losses.

During the three months ended September 30, 2017, we recorded $83,276 of charge-offs and $22,720 of recoveries on loans previously charged-off, resulting in net charge-offs of $60,556. Comparatively, we recorded $22,665 of recoveries on loans previously charged-off and no charge-offs, resulting in net recoveries of $22,665 during the three months ended September 30, 2016. During the nine months ended September 30, 2017, we recorded $85,649 of charge-offs and $68,491 of recoveries on loans previously charged-off, resulting in net charge-offs of $17,158. Comparatively, during the same period in 2016, we recorded $116,651 of charge-offs and $48,935 of recoveries on loans previously charged-off, resulting in net charge-offs of $67,716 for the nine months ended September 30, 2016.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest bearing deposits provided funding for 61.17% of average earning assets for the nine months ended September 30, 2017, and 65.70% for the twelve months ended December 31, 2016. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Deposits:
Non-interest-bearing demand	$124,661,171	32.25%	$126,034,478	33.83%
Interest-bearing demand	99,066,299	25.63%	96,260,589	25.84%
Money market accounts	84,417,700	21.84%	77,307,662	20.75%
Time deposits over $250,000	17,695,869	4.58%	17,822,136	4.78%
Other time deposits	25,993,812	6.72%	26,019,121	6.98%
Other savings deposits	34,712,187	8.98%	29,078,865	7.81%
Total deposits	$386,547,038	100.00%	$372,522,851	100.00%

Deposits increased 3.76% or $14.0 million from December 31, 2016 to September 30, 2017. These increases were primarily due to larger balances in existing customer accounts as well as the addition of new accounts during the period.

At September 30, 2017 and December 31, 2016, deposits with an aggregate deficit balance of $16,947 and $24,963, respectively were re-classified as other loans.

Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2016

Net income increased $14,315 or 1.00% to $1.4 million, or basic and diluted earnings per share of $0.29 and $0.28, respectively, for the three months ended September 30, 2017, from $1.4 million, or basic and diluted earnings per share of $0.29 and $0.28, respectively, for the three months ended September 30, 2016. Our returns on average assets and average equity for the three months ended September 30, 2017 were 1.32% and 13.01%, respectively, compared with 1.39% and 13.74%, respectively, for the three months ended September 30, 2016.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $72,731 or 1.85% to $4.0 million for the three months ended September 30, 2017 from $3.9 million for the three months ended September 30, 2016. This increase was primarily due to higher rates on loans and our cash balances tied to the Federal Funds target rate, which increased 25 basis points in March 2017 and an additional 25 basis points in June 2017. Meanwhile, average loans decreased $10.7 million or 3.88% to $264.0 million for the three months ended September 30, 2017, compared to $274.8 million for the three months ended September 30, 2016. However, the yield on average loans (including fees) was 5.29% and 4.86% for the three months ended September 30, 2017 and September 30, 2016, respectively. Interest income on loans increased $4,142 for the three months ended September 30, 2017 to $3.4 million from $3.4 million for the three months ended September 30, 2016.

The average balance of interest bearing deposits at the Federal Reserve Bank increased $1.2 million or 4.50% to $28.5 million for the three months ended September 30, 2017, with a yield of 1.30% as compared to $27.3 million for the three months ended September 30, 2016, with a yield of 0.52%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy for loan losses. For the three months ended September 30, 2017, we had a provision of $20,000 compared to a provision of $210,000 for the same period in the prior year. The decrease in the provision for loan losses was supported by our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income decreased $204,704 or 29.81% to $481,882 for the three months ended September 30, 2017, from $686,586 for the three months ended September 30, 2016. This reduction was primarily due to less income derived from mortgage banking activities but was partially offset by increases in service charges and fees, as well as gains realized on the sale of investment securities.

Non-Interest Expense

Non-interest expense decreased $99,730 or 3.86% to $2.5 million for the three months ended September 30, 2017 from $2.6 million for the three months ended September 30, 2016. This decrease was primarily due to a reduction in other operating expenses of $123,775, largely comprised of a lower FDIC assessment and other miscellaneous operating expenses. This was partially offset by increases in net occupancy expenses.

Income Tax Expense

We incurred income tax expense of $543,098 for the three months ended September 30, 2017 as compared to $399,656 during the same period in 2016. Our effective tax rate was 27.38% and 21.89% for the three months ended September 30, 2017 and 2016, respectively. The effective tax rate for both periods was directly related to our investment in a South Carolina Rehabilitation Tax Credit in 2016.

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016

Net income increased $118,943 or 3.02% to $4.1 million, or basic and diluted earnings per share of $0.82 and $0.80, respectively, for the nine months ended September 30, 2017, from $3.9 million, or basic and diluted earnings per share of $0.80 and $0.78, respectively, for the nine months ended September 30, 2016. Our return on average assets and average equity for the nine months ended September 30, 2017 were 1.28% and 12.66%, respectively, compared with 1.29% and 12.73%, respectively, for the nine months ended September 30, 2016.

Net Interest Income

Net interest income increased $378,528 or 3.40% to $11.5 million for the nine months ended September 30, 2017 from $11.1 million for the nine months ended September 30, 2016. This increase was primarily due to increased income derived from investment securities. Additionally, the increase in interest and fees on loans was primarily due to higher rates on loans and our cash balances tied to the Federal Funds target rate, which increased 25 basis points in March 2017 and an additional 25 basis points in June 2017. Average loans decreased $2.4 million or 0.91% to $262.0 million for the nine months ended September 30, 2017, compared to $264.4 million for the nine months ended September 30, 2016. However, the yield on average loans (including fees) was 5.33% and 4.85% for the nine months ended September 30, 2017 and September 30, 2016, respectively. Interest income on loans increased $124,856 for the nine months ended September 30, 2017 to $9.7 million from $9.6 million for the nine months ended September 30, 2016.

The average balance of interest bearing deposits at the Federal Reserve Bank decreased $3.5 million or 13.08% to $23.0 million for the nine months ended September 30, 2017, with a yield of 1.09% as compared to $26.5 million for the nine months ended September 30, 2016, with a yield of 0.52%.

Provision for Loan Losses

For the nine months ended September 30, 2017, we had a provision of $52,500 compared to a provision of $395,000 for the same period in the prior year. The decrease in the provision for loan losses was supported by our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income decreased $491,951 or 22.14% to $1.7 million for the nine months ended September 30, 2017, from $2.2 million for the nine months ended September 30, 2016. This reduction is primarily due to less income derived from the sale of investment securities and mortgage banking activities. For the nine months ended September 30, 2017, we realized gains on the sale of investment securities of $45,820 compared to realized gains on the sale of investment securities of $348,327 during the same period in 2016.

Non-Interest Expense

Non-interest expense decreased $11,004 or 0.15% to $7.5 million for the nine months ended September 30, 2017 from $7.6 million for the nine months ended September 30, 2016. This decrease was primarily due to a reduction in other operating expenses of $44,066, largely comprised of a lower FDIC assessment. This was offset by a write-down of OREO in the amount of $46,143 as well as increases in net occupancy expenses.

Income Tax Expense

We incurred income tax expense of $1.6 million for the nine months ended September 30, 2017 as compared to $1.5 million during the same period in 2016. Our effective tax rate was 28.38% and 27.40% for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate for both periods was directly related to our investment in a South Carolina Rehabilitation Tax Credit in 2016.

Off Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $96.7 million and $85.4 million at September 30, 2017 and December 31, 2016, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2017 and December 31, 2016 was $969,644 and $793,992, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $2.3 million at September 30, 2017, to sell loans held for sale of $3.1 million, compared to forward sales commitments of $4.4 million at December 31, 2016, to sell loans held for sale of $4.4 million. The fair value of these commitments was not significant at September 30, 2017 or December 31, 2016. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $44.7 million at September 30, 2017 and $18.1 million at December 31, 2016. For the three and nine months ended September 30, 2017 and September 30, 2016, there were no loans repurchased.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 37.03% and 36.38% of total assets at September 30, 2017 and December 31, 2016, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At September 30, 2017, we had unused short-term lines of credit totaling approximately $23 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and liquidation of mortgage loans held for sale. We have a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At September 30, 2017, we could borrow up to $78 million. There have been no borrowings under this arrangement during the reporting periods.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At September 30, 2017 and December 31, 2016, our liquidity ratio was 35.08% and 38.27%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase. Total shareholders’ equity at September 30, 2017 was $43.7 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rules are identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Full compliance with all of the final rule requirements will be phased in over a multi-year schedule. The Bank’s total risk-based capital ratio at September 30, 2017 and December 31, 2016 was 16.13% and 15.36%, respectively.

At September 30, 2017, the Company and the Bank were categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10%, 8.0%, 6.5% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8%, 6%, 4.5%, and 4.0%, respectively.

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

The Company had no material commitments for capital expenditures as of September 30, 2017 and December 31, 2016, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of September 30, 2017 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Senior Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Senior Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2017, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. Based on this assessment, management believes that as of September 30, 2017, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Audit and Compliance Committee, composed entirely of independent Directors, meets periodically with management, the Bank’s Compliance Officer, Risk Management Officer and Elliott Davis, LLC (separately and jointly) to discuss audit, financial and related matters. Elliott Davis, LLC, the Compliance Officer, and the Risk Management Officer have direct access to the Audit and Compliance Committee.

Part II. Other Information

Item 1. Legal Proceedings

In our opinion, there are no other legal proceedings pending other than routine litigation incidental to our business involving amounts which are not material to our financial condition.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.

Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)

3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)

3.1	By-laws of the Registrant (Filed with 1995 10-KSB)

3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)

4.0	2016 Proxy Statement (Filed with 2015 10-K)

10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)

10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)

10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)

10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)

10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed With 2010 10-K)

Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with September 30, 2014 10-Q)

10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)

10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)

Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)

Employee Stock Ownership Plan, Restated (Filed with 2016 10-K)

10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)

10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)

10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)

10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)

10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)

10.12	Extension to Lease Agreement for 256 Meeting Street (Filed within)

10.13	North Charleston Lease Agreement (Filed with June 30, 2017 10Q)

10.14	Sublease Amendment for Parking Facilities at 256 Meeting Street (Filed within)

14.0	Code of Ethics (Filed with 2004 10-KSB)

21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)

The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer

32.1	Certification pursuant to Section 1350

32.2	Certification pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of South Carolina Corporation

November 9, 2017
	By:	/s/Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/
Senior Vice President

