Form 10-K
period 2017-12-31
BANK OF SOUTH CAROLINA CORP
filed 2018-03-05
CIK 1007273

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2017

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

Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files).

Yes ☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period by complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on June 30, 2017 was $64,613,716.

As of February 15, 2018, the Registrant has outstanding 4,990,879 shares of common stock.

BANK OF SOUTH CAROLINA CORPORATION

AND SUBSIDIARY

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Bank of South Carolina Corporation (the “Company”) of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-K. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

●	Risk from changes in economic, monetary policy, and industry conditions

●	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources

●	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation

●	Risk inherent in making loans including repayment risks and changes in the value of collateral

●	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans

●	Level, composition, and re-pricing characteristics of the securities portfolio

●	Deposit growth and changes in the mix or type of deposit products and services

●	Continued availability of senior management and ability to attract and retain key personnel

●	Technological changes

●	Increased cybersecurity risk, including potential business disruptions or financial losses

●	Ability to control expenses

●	Changes in compensation

●	Risks associated with income taxes including potential for adverse adjustments

●	Changes in accounting policies and practices

●	Changes in regulatory actions, including the potential for adverse adjustments

●	Recently enacted or proposed legislation and changes in political conditions

●	Reputational risk

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

General

The Bank of South Carolina (the “Bank”) was organized on October 22, 1986 and opened for business as a state-chartered financial institution on February 26, 1987, in Charleston, South Carolina. The Bank was reorganized into a wholly owned subsidiary of the Company, effective April 17, 1995. At the time of the reorganization, each outstanding share of the Bank was exchanged for two shares of Company stock.

Market Area

The Bank operates as an independent, community oriented, commercial bank providing a broad range of financial services and products to the Charleston – North Charleston metro area, which includes Charleston, Berkeley, and Dorchester county. We have four banking house locations: 256 Meeting Street, Charleston, SC; 100 North Main Street, Summerville, SC; 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC; and 2027 Sam Rittenberg Boulevard, Charleston, SC. We intend to open a banking office in North Charleston, SC on Highway 78 and Ingleside Boulevard in the future (copy of the lease incorporated as Exhibit 10.13 in the June 30, 2017 Form 10-Q).

The Charleston – North Charleston metro area grew 15.2% between 2011 and 2016 according to the U.S. Bureau of Economic Analysis. The primary economic drivers of our market area are manufacturing, tourism, technology, and the healthcare industry. This includes manufacturing campuses for Boeing, Volvo Cars, and Mercedes-Benz Vans’ in the area. Tourism has also contributed to the economic growth as both Conde Nast Traveler and Travel Leisure Magazine have recognized the area as a top tourism destination. Additionally, Charleston is considered the number one mid-sized U.S. metro area for IT growth according to the U.S. Bureau of Labor Statistics.

References to “we,” “us,” “our,” “the Bank,” or “the Company” refer to the parent and its subsidiary, that are consolidated for financial purposes.

The Company (ticker symbol: BKSC) is publicly traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”), and is under the reporting authority of the SEC. All of our electronic filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on our website, http://www.banksc.com, through the “Investor Relations” link. Our filings are also available through the SEC’s web site at http://www.sec.gov or by calling 1-800-SEC-0330.

Competition

The financial services industry is highly competitive. We face competition in attracting deposits and originating loans based upon a variety of factors including:

●	interest rates offered on deposit accounts

●	interest rates charged on loans

●	credit and service charges

●	the quality of services rendered

●	the convenience of banking facilities and other delivery channels

●	relative lending limits in the case of loans

●	increase in non-banking financial institutions providing similar services

●	continued consolidation, and

●	legislative, regulatory, economic, and technological changes

We compete with commercial banks, savings institutions, finance companies, credit unions and other financial services companies. Many of our larger commercial bank competitors have greater name recognition and offer certain services that we do not. However, we believe that we have developed an effective competitive advantage in our market area by emphasizing exceptional service and possessing of local trends and conditions.

Lending Activities

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets and typically require personal guarantees. Our primary lending activities are for commercial, commercial real estate, and consumer purposes, with the largest category being commercial real estate. Most of our lending activity is to borrowers within our market area.

Commercial Loans

As of December 31, 2017, $51.7 million, or 19.14%, of our loan portfolio consisted of commercial loans. We originate various types of secured and unsecured commercial loans to customers in our market area in order to provide customers with working capital and funds for other general business purposes. The term of these loans generally range from less than one year to 10 years. These loans bear either a fixed interest rate or an interest rate linked to a variable market index, depending on the individual loan, its purpose, and underwriting of that loan.

Commercial credit decisions are based upon our credit assessment of each applicant. We evaluate the applicant’s ability to repay in accordance with the proposed terms of the loan and we assess the risks involved. In addition to evaluating the applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the applicant’s personal credit history supplement our analysis of the applicant’s creditworthiness. In addition, collateral supporting a secured transaction is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of similar duration because they have a higher risk of default with repayment generally depending on the successful operation of the borrower’s business and the adequacy of any collateral.

Commercial Real Estate Loans

As of December 31, 2017, commercial real estate construction loans comprised $2.3 million, or 0.86%, of our loan portfolio. We make construction loans for commercial properties to businesses. Advances on construction loans are in accordance with a schedule reflecting the cost of construction. Loans are typically underwritten with a maximum loan to value ratio of 80% based on current appraisals with value defined as the purchase price, appraised value, or cost of construction, whichever is lower. Repayment of construction loans on non-residential and income-producing properties is normally attributable to rental income, income from the borrower’s operating entity, or the sale of the property. Construction loans are interest-only during the construction period, which typically does not exceed 12 months and are often paid-off with permanent financing.

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

As of December 31, 2017, $140.2 million, or 51.89%, of our loan portfolio consisted of other commercial real estate loans, excluding commercial construction loans. Properties securing our commercial real estate loans are primarily comprised of business owner-occupied properties, small office buildings and office suites, and income-producing real estate.

We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement computed after a deduction for an appropriate vacancy factor and reasonable expenses. We typically require property casualty insurance, title insurance, earthquake insurance, wind and hail coverage, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

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

Consumer Loans

Consumer real estate loans were $70.8 million, or 26.20%, of the loan portfolio as of December 31, 2017. Consumer real estate loans consist of consumer construction loans, consumer real estate loans, HELOCs, and mortgage originations. We make construction loans for owner-occupied residential properties. Advances on construction loans are in accordance with a schedule reflecting the cost of construction, but are limited to a maximum loan-to-value ratio of 80%. Before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan. Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. Construction loans also expose us to risk that improvements will not be completed on time in accordance with specifications and projected costs.

Consumer real estate loans consist of loans secured by first or second mortgages on primary residences, and originate as adjustable-rate or fixed-rate loans. Owner-occupied properties located in the Company’s market area serve as the collateral for these loans. The Company currently originates residential mortgage loans for our portfolio with a maximum loan-to-value ratio of 80% for traditional owner-occupied homes.

In addition to consumer real estate loans, we offer home equity loans and lines of credit secured by the borrower’s primary or secondary residence. Our home equity loans and lines of credit currently originate with adjustable- rate with a floor. We generally underwrite home equity loans and lines of credit with the same criteria that we use to underwrite mortgage loans to be sold. For a borrower’s primary and secondary residences, home equity loans and lines of credit are typically underwritten with a maximum loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. We require a current appraisal or internally prepared real estate evaluations on home equity loans and lines of credit. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.

All residential loans that we originate are underwritten pursuant to our policies and procedures. We originate both adjustable-rate and fixed-rate loans. A rising interest rate environment that typically results in decreased loan demand may adversely affect our loan origination and sales activity.

Other consumer loans totaled $5.2 million and were 1.91% of the loan portfolio as of December 31, 2017. These loans are originated for various purposes, including the purchase of automobiles, boats, and other legitimate personal purposes.

Consumer loans may entail greater credit risk than mortgage loans to be sold, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. The application of various federal and state laws, including bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Board of Directors of the Bank. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment, credit history, and information on the historical and projected income and expenses of the borrower.

The objectives of our lending program are to:

1.	Establish a sound asset structure

2.	Provide a sound and profitable loan portfolio to:

a)	Protect the depositor’s funds

b)	Maximize the shareholders’ return on their investment

3.	Promote the stable economic growth and development of the market area served by the Bank

4.	Comply with all regulatory agency requirements and applicable law

The underwriting standards and loan origination procedures include officer lending limits, which are approved by the Board of Directors. The individual secured/unsecured lending authority of the President/Chief Executive Officer of the Bank is set at $1,500,000 and the individual secured/unsecured lending authority of the Senior Lender/Executive Vice President is set at $750,000. The President/Chief Executive Officer of the Bank and the Senior Lender/Executive Vice President may jointly lend up to 10% of the Bank’s unimpaired capital for the previous quarter end. In the absence of either of the above, the other may, jointly with the approval of either the Chairman of the Board of Directors or a majority of the Loan Committee of the Board of Directors, lend up to 10% of the Bank’s unimpaired capital for the previous quarter end. The Board of Directors, with two-thirds vote, may approve the aggregate credit in excess of this limit but may not exceed 15% of the Bank’s unimpaired capital. Loan limits apply to the total direct and indirect liability of the borrower. All loans above the loan officer’s authority must have the approval of a loan officer with the authority to approve a loan of that amount. Pooling of loan authority is not allowed except as outlined above for the President/Chief Executive Officer, Senior Lender/Executive Vice President, a majority of the Loan Committee or two-thirds of the Board of Directors.

All new credit which results in aggregate direct, indirect, and related credit, not under an approved line of credit of a threshold set forth in our loan policy, with the exceptions of mortgage loans in the process of being sold to investors and loans secured by properly margined negotiable securities traded on an established market or other cash collateral, are reviewed in detail on a monthly basis by the Loan Committee. Certain new credits that meet a higher threshold than required for the Loan Committee are reviewed by the Board of Directors of the Bank at its regular monthly meeting.

Employees

At December 31, 2017, we employed 77 people, with three individuals considered part time and one individual considered hourly, none of whom are subject to a collective bargaining agreement. We provide a variety of benefit programs including an Employee Stock Ownership Plan and Trust, Stock Incentive Plan, health, life, disability and other insurance. We believe our relationship with our employees is excellent.

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

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”) as an agency to centralize responsibility for consumer financial protection, including implementing, examining and enforcing compliance with federal consumer financial laws. The CFPB exercises supervisory review of banks under its jurisdiction. The CFPB focuses its rulemaking in several areas, particularly in the areas of mortgage reform involving the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Equal Credit Opportunity Act, and the Fair Debt Collection Practices Act. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: proprietary trading and the ownership or sponsorship of private equity or hedge funds that are referred to as covered funds. Proprietary trading, in general, is trading in securities on a short-term basis for a banking entity’s own account. In December 2013, federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2017, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

Bank Holding Company Act

The Company is a one-bank holding company under the federal Bank Holding Company Act of 1956, as amended. As a result, the Company is primarily subject to the supervision, examination and reporting requirements of the Board of Governors (the “Federal Reserve Board”) of the Federal Reserve Bank (the “Federal Reserve”) under the Act and its regulations promulgated thereunder. Moreover, as a bank holding company located in South Carolina, the Company is also subject to the regulations of the South Carolina State Board of Financial Institutions.

Capital Requirements

The Federal Reserve Board imposes certain capital requirements on the Company under the Bank Holding Company Act, including a minimum leverage ratio and minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described under “Regulatory Capital Requirements” in the notes to the financial statements. The ability of the Company to pay dividends to shareholders depends on the Bank’s ability to pay dividends to the Company, which is subject to regulatory restrictions as described below in “Dividends.”

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

The federal banking regulatory agencies prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to, among other things, the following:

●	Internal controls

●	Information systems and audit systems

●	Loan documentation

●	Credit underwriting

●	Interest rate risk exposure

●	Asset quality

●	Liquidity

●	Capital adequacy

●	Bank Secrecy Act

●	Sensitivity to market risk

Transactions with Affiliates and Insiders

We are subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit must be made on substantially the same terms, including interest rates, and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

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

Consumer Protection Regulations

Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected by the Bank are subject to state usury laws and federal laws concerning interest rates. Our loan operations are also subject to federal laws applicable to credit transactions, such as:

●	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers

●	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves

●	The Fair Lending Act, fair equitable, and nondiscriminatory access to credit for consumers

●	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit

●	The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies

●	The Fair Debt Collection Act, governing the manner in which consumer debt may be collected by collection agencies

●	The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

●	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records

●	The Electronic Funds Transfer Act and the Federal Reserve Board issued Regulation E to implement the act, which governs automatic deposits to and withdrawals from deposit and customer’s rights and liabilities arising from the use of automated teller machines and other electronic banking services

●	Regulation DD, which implements the Truth in Savings Act to enable consumers to make informed decisions about deposit accounts at depository institutions. Regulation DD requires depository institutions to provide disclosures so that consumers can make meaningful comparisons among depository institutions.

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

Bank Secrecy Act/Anti-Money Laundering

We are subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. We must maintain a Bank Secrecy Act Program that includes established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee-training program; and testing of the program by an independent audit function. The enactment of the USA Patriot Act amended and expanded the focus of the Bank Secrecy Act to facilitate information sharing among governmental entities and the Company for the purpose of combating terrorism and money laundering. It improves anti-money laundering and financial transparency laws, information collection tools and the enforcement mechanics for the U.S. government. These provisions include (a) standards for verifying customer identification at account opening; (b) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (c) reports by nonfinancial trades and businesses filed with the U.S. Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; (d) suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws; and (e) regulations and enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

Similar in purpose to the Bank Secrecy Act, the Office of Foreign Assets Control (“OFAC”), a division of the U.S. Department of Treasury, controls and imposes economic and trade sanctions based on U.S. foreign policy and national security goals against targeted countries and individuals based on threats to foreign policy, national security, or the U.S. economy. OFAC has and will send banking regulatory agencies lists of names of individuals and organizations suspected of aiding, concealing, or engaging in terrorist acts. Among other things, the Bank must block transactions with or accounts of sanctioned persons and report those transactions after their occurrence.

Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Privacy and Credit Reporting

In connection with our lending activities, we are subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (the “CRA”). The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with nonaffiliated third parties.

Item 1A.

Risk Factors

Under the filer category of “smaller reporting company”, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide information requested by Part I, Item 1A of its Form 10-K.

Item 1B.

Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s headquarters is located at 256 Meeting Street in downtown Charleston, South Carolina. This site is also the location of the main office of the Bank. The Bank also operates from three additional locations: 100 North Main Street, Summerville, SC; 1337 Chuck Dawley Boulevard, Mount Pleasant, SC; and 2027 Sam Rittenberg Boulevard, Charleston, SC. The Bank’s mortgage department is located at 1071 Morrison Drive, Charleston, SC. On January 28, 2014, we signed a lease to open a banking office on Highway 78 and Ingleside Boulevard, North Charleston, SC in the future (copy of the lease incorporated as Exhibit 10.8 in the 2013 10-K and copy of the Assignment and Assumption of Lease incorporated as Exhibit 10.9, First Amendment to the Lease incorporated as Exhibit 10.10 and Second Amendment to the Lease incorporated as Exhibit 10.11 in the 2015 10-K). On July 31, 2017, a new lease agreement was authorized and is incorporated as Exhibit 10.13 filed with the June 30, 2017 Form 10-Q. The Company owns the 2027 Sam Rittenberg Boulevard location, which houses the Operations Department of the Bank as well as operating as a banking office. The Company leases all other locations. The owned location is not encumbered and all of the leases have renewal options. Each banking location is suitable and adequate for banking operations.

Item 3.	Legal Proceedings

In our opinion, there are no other legal proceedings pending other than routine litigation incidental to the Company’s business involving amounts that are not material to our financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At December 31, 2017, there were 5,230,675 shares issued and 4,989,279 shares outstanding of the 12,000,000 authorized shares of common stock of the Company. Our common stock is traded on the NASDAQ under the trading symbol “BKSC”.

Information regarding the historical market prices of our common stock and dividends declared on that stock is shown below.

	High	Low	Dividends
2017
Quarter ended March 31, 2017	$21.85	$19.28	$0.14
Quarter ended June 30, 2017	$21.15	$18.80	$0.14
Quarter ended September 30, 2017	$19.95	$17.47	$0.15
Quarter ended December 31, 2017	$19.35	$18.00	$0.15

2016
Quarter ended March 31, 2016	$16.75	$14.91	$0.13
Quarter ended June 30, 2016	$16.25	$15.51	$0.13
Quarter ended September 30, 2016	$18.63	$15.95	$0.14
Quarter ended December 31, 2016	$23.47	$18.39	$0.14

2015
Quarter ended March 31, 2015	$13.72	$13.35	$0.13
Quarter ended June 30, 2015	$15.92	$13.59	$0.13
Quarter ended September 30, 2015	$16.86	$13.48	$0.13
Quarter ended December 31, 2015	$16.87	$16.00	$0.13

As of February 15, 2018, there were approximately 1,909 shareholders of record with shares held by individuals and in nominee names. The market price for our common stock as of February 15, 2018, was $19.13.

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

At our December 1995 Board Meeting, the Board of Directors authorized the repurchase of up to 140,918 shares of its common stock on the open market. At our October 1999 Board Meeting, the Board of Directors authorized the repurchase of up to 45,752 shares of its common stock on the open market and again at our September 2001 Board meeting, the Board of Directors authorized the repurchase of up to 54,903 shares of its common stock on the open market. As of the date of this report, the Company owns 241,396 shares, adjusted for three 10% stock dividends, a 10% stock distribution, and a 25% stock dividend. At the Annual Meeting in April 2007, the shareholders’ voted to increase the number of authorized shares from 6,000,000 to 12,000,000. As of February 15, 2018, there were 5,232,275 shares of common stock issued and 4,990,879 shares of common stock outstanding.

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement (“ESOP”) to provide retirement benefits to eligible employees of the Bank for long and faithful service. An amendment and restatement was made to the ESOP effective January 1, 2007 and approved by the Board of Directors January 18, 2007. Periodically, the Internal Revenue Service (“IRS”) requires a restatement of a qualified retirement plan to ensure that the plan document includes provisions required by legislative and regulatory changes made since the last restatement. There have been no substantive changes to the plan, however, to comply with the IRS rules, the Board of Directors approved a restated plan, on January 26, 2012 (incorporated as Exhibit 10.5 in the 2011 10-K) and submitted the plan to the IRS for approval. The IRS issued a determination letter on September 26, 2013, stating that the plan satisfied the requirements of Code Section 4975 (e) (7). On January 26, 2017, the Board of Directors approved a restated plan (incorporated as Exhibit 10.6 in the 2016 10-K). The restated Plan was submitted to the IRS for approval and a determination letter was issued November 17, 2017, stating that the plan satisfies the requirements of Code Section 4975 (e) (7).

The Board of Directors of the Bank approved a cash contribution of $375,000 to The Bank of South Carolina ESOP for the fiscal year ended December 31, 2017. The Board of Directors of the Bank approved cash contributions of $345,000 and $315,000 for the fiscal years ended December 31, 2016 and 2015, respectively. The contributions were made during the respective fiscal years.

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

The Bank is the Plan Administrator. Eugene H. Walpole, IV, Fleetwood S. Hassell, Sheryl G. Sharry and Douglas H. Sass, currently serve as the Plan Administrative Committee and Trustees for the Plan. At December 31, 2017, the Plan owned 286,013 shares of common stock of the Company.

THE BANK OF SOUTH CAROLINA STOCK INCENTIVE PLAN

We have a Stock Incentive Plan, which was approved in 1998, with 180,000 (329,422 adjusted for three 10% stock dividends, a 10% stock distribution, and a 25% stock dividend) shares reserved, and a Stock Incentive Plan, which was approved in 2010, with 300,000 (330,000 adjusted for a 10% stock dividend) shares reserved. Under both plans, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Participating employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. Employees are eligible to participate in this plan if the Executive/Long-Range Planning Committee, in its sole discretion, determines that an employee has contributed or can be expected to contribute to our profits or growth.

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

Item 6.

Selected Financial Data

The following table sets forth certain selected financial information concerning the Company and its wholly-owned subsidiary. The information was derived from audited consolidated financial statements. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which follows, and the audited consolidated financial statements and notes, which are presented elsewhere in this report.

	2017	2016	2015	2014	2013
For December 31:
Net income	$4,901,825	$5,247,063	$4,884,288	$4,398,820	$4,076,924
Selected Year End Balance:
Total assets	446,566,498	413,949,636	399,172,512	367,225,802	340,893,703
Total loans (1)	272,274,363	264,962,325	248,442,944	241,442,873	223,059,647
Investment securities available for sale	139,250,250	119,978,944	119,997,585	113,994,112	94,648,221
Interest-bearing deposits at the Federal Reserve	24,034,194	18,101,300	23,898,862	5,680,613	16,080,721
Earning assets	435,558,807	403,042,569	392,339,391	361,117,598	333,788,589
Total deposits	402,888,300	372,522,851	358,718,612	322,419,027	305,242,655
Shareholder’s equity	42,764,635	40,612,974	39,151,712	36,759,982	34,739,143
Weighted average shares outstanding - basic	4,973,637	4,935,349	4,912,499	4,907,208	4,897,902
Weighted average shares outstanding - diluted	5,058,352	5,054,114	5,067,085	5,032,211	4,906,234

For the Year:
Selected Average Balances:
Total assets	428,174,359	410,581,560	379,527,104	358,774,284	332,092,490
Total loans (1)	264,881,222	265,151,258	243,729,630	232,281,473	226,267,071
Investment securities available for sale	130,161,937	110,762,289	110,633,399	99,488,314	67,484,036
Federal funds sold and resale agreements	—	—	—	—	—
Interest-bearing deposits at the Federal Reserve	23,558,893	26,474,258	17,549,903	19,588,597	31,524,293
Earning assets	418,602,052	402,387,805	371,912,932	351,358,384	325,275,400
Total deposits	384,524,305	367,822,900	337,969,217	319,131,466	296,482,622
Shareholder’s equity	43,121,778	41,479,755	38,631,718	36,283,441	34,800,116

Performance Ratios:
Return on average equity	11.37%	12.65%	12.64%	12.12%	11.72%
Return on average assets	1.14%	1.28%	1.29%	1.23%	1.23%
Average equity to average assets	10.07%	10.10%	10.18%	10.11%	10.48%
Net interest margin	3.76%	3.71%	3.72%	3.70%	3.79%
Net charge-offs to average loans	0.01%	0.05%	0.04%	0.02%	0.15%
Allowance for loan losses as a percentage of total loans (2)	1.43%	1.48%	1.41%	1.42%	1.51%

Per Share:
Basic income	$0.99	$1.06	$0.99	$0.90	$0.83
Diluted income	$0.97	$1.04	$0.96	$0.87	$0.83
Year end book value	$8.57	$8.19	$7.96	$7.49	$7.79
Cash dividends declared	$0.58	$0.54	$0.52	$0.62	$0.50
Dividend payout ratio	58.87%	50.86%	49.94%	62.88%	54.63%

Full time employee equivalents	77	74	81	77	77

(1)	Including mortgage loans to be sold

(2)	Excluding mortgage loans to be sold

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

OVERVIEW

The Company is a bank holding company headquartered in Charleston, South Carolina, with $446,566,498 in assets as of December 31, 2017 and net income of $848,699 and $4,901,825, respectively, for the three and twelve months ended December 31, 2017. The Company offers a broad range of financial services through its wholly owned subsidiary, the Bank. The Bank is a state-chartered commercial bank, which operates principally in the Charleston, Dorchester, and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long-standing relationships.

We derive most of our income from interest on loans and investment securities. The primary source of funding for making these loans and investment securities is our interest and non-interest-bearing deposits. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers. The reserve for credit losses consists of the allowance for loan losses (the “allowance”) and a reserve for unfunded commitments (the “unfunded reserve”). The allowance provides for probable and estimable losses inherent in our loan portfolio while the unfunded reserve provides for potential losses related to unfunded lending commitments. The allowance is increased or decreased through the provisioning process. For a detailed discussion on the allowance for loan losses, see “Allowance for Loan Losses”.

In addition to earning interest on loans and investment securities, we earn income through fees and other expenses we charge to the customer. The various components of other income and other expenses are described in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position as of December 31, 2017 as compared to December 31, 2016 and our operating results for 2017 compared to 2016 and 2016 compared to 2015, and should be read in conjunction with the consolidated financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”) and with general practices within the banking industry in the preparation of our consolidated financial statements. Our significant accounting policies are set forth in the notes to the consolidated financial statements of this report.

Certain accounting policies involve significant judgments and assumptions made by the Company that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on factors that we believe to be reasonable under the circumstances. Because of the number of judgments and assumptions that we make, actual results could differ and have a material impact on the carrying values of our assets and liabilities and our results of operations.

We consider our policy regarding the allowance for loan losses to be our most subjective accounting policy due to the significant degree of judgment. We have developed what we believe to be appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to our loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations and the discovery of information with respect to borrowers, which were not known at the time of the issuance of the consolidated financial statements. For additional discussion concerning our allowance for loan losses and related matters, see “Allowance for Loan Losses”.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2017 TO DECEMBER 31, 2016

Net income decreased $345,238 or 6.58% to $4,901,825, or basic and diluted income per share of $0.99 and $0.97, respectively for the year ended December 31, 2017 from $5,247,063 or basic and diluted income per share of $1.06 and $1.04, respectively for the year ended December 31, 2016. The decrease in net income was primarily due to the enactment of the Tax Cuts and Jobs Act on December 22, 2017 and the related revaluation of the deferred tax asset. Deferred tax assets and liabilities must be adjusted to legislation based on the enactment date not the effective date; therefore, the deferred tax asset was revalued at a corporate tax rate of 21% instead of 34% in accordance with GAAP at December 22, 2017. This revaluation resulted in additional income tax expense of $666,674. Our returns on average assets and average equity for the year ended December 31, 2017 were 1.14% and 11.37%, respectively, compared with 1.28% and 12.65%, respectively, for the year ended December 31, 2016.

Net interest income increased $828,427 or 5.55% to $15,745,284 for the year ended December 31, 2017 from $14,916,857 for the year ended December 31, 2016. This increase was primarily due to increases in interest and fees on loans and investment securities. Interest and fees on loans increased $435,418 or 3.89% to $13,287,318 for the year ended December 31, 2017 from $12,851,900 for the year ended December 31, 2016, as the result of the increases in the Federal Funds rate set by the Federal Reserve. Interest income on investment securities increased $306,944 or 13.32% to $2,612,018 for the year ended December 31, 2017 from $2,305,074 for the year ended December 31, 2016 a result of the increase in the average balance of investment securities from $110,762,289 for the year ended December 31, 2016 to $130,161,937 for the year ended December 31, 2017.

Average earning assets increased $16,214,247 or 4.03% to $418,602,052 for the year ended December 31, 2017 from $402,387,805 for the year ended December 31, 2016. This is primarily related to the increase in the average balance of investment securities as stated in the previous paragraph.

The provision to the allowance for loan losses for the year ended December 31, 2017 was $55,000 compared to $570,000 for the year ended December 31, 2016. The decrease was primarily a result of slower loan growth in the first three quarters of the year and lower net charge-offs. The Board of Directors determined that this provision was appropriate based upon the strength of our reserve and the anticipation of continued loan growth and an improving economy. Charge-offs of $185,449 and recoveries of $154,230, together with the provision to the allowance, resulted in an allowance for loan losses of $3,875,398 or 1.43% of total loans at December 31, 2017.

Other income decreased $592,612 or 20.71% to $2,268,471 for the year ended December 31, 2017. Our mortgage banking income decreased $330,283 or 23.80% to $1,057,457 for the year ended December 31, 2017 from $1,387,740 for the year ended December 31, 2016 due to decreased volume. We were also impacted by an increase in competition as new banks enter the market area. Mortgage banking income is highly influenced by mortgage interest rates and the housing market. Mortgage loan originations decreased $20,241,046 or 26.62% to $55,791,625 for the year ended December 31, 2017 from $76,032,671 for the year ended December 31, 2016. We also had gains of $380,904 on the sales of investment securities during the year ended December 31, 2016 compared to gains of $45,820 during the year ended December 31, 2017, a decrease of $335,084 or 87.97%. The decrease in gains was due to the little difference between short-term and long-term rates for bonds of the same credit quality in the current market.

Other expense decreased $30,148 or 0.29% to $10,242,296 for the year ended December 31, 2017, from $10,272,444 for the year ended December 31, 2016. Salaries and employee benefits decreased $27,098 or 0.45% from $6,087,929 for the year ended December 31, 2016 to $6,060,831 for the year ended December 31, 2017. Other operating expenses decreased $122,039 to $2,517,737 during the year ended December 31, 2017 from $2,639,776 during the year ended December 31, 2016. This decrease was primarily attributable to a decrease in state and FDIC insurance and fees. Our net occupancy expense increased $43,028 or 2.82% to $1,571,076 for the year ended December 31, 2017, from $1,528,048 for the year ended December 31, 2016. Our net occupancy expense includes rent and insurance on our banking locations as well as the cost of repairs and maintenance on these facilities. Occupancy expense increased primarily due to annual rent increases at our Meeting Street and Summerville banking locations as well as an increase in insurance on banking locations, offset by a decrease in the cost of maintenance and repairs and depreciation on furniture, fixtures and equipment.

For the year ended December 31, 2017, the Company’s effective tax rate was 36.48% compared to 24.34% during the year ended December 31, 2016. The increase in the effective tax rate is directly related to the income tax expense recorded due to the revaluation of the deferred tax asset. As a result of the enactment of the Tax Cuts and Jobs Act changing the corporate tax rate to 21% from 34%, the deferred tax asset was revalued on December 22, 2017. This revaluation resulted in additional income tax expense of $666,674.

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

Other operating expenses increased $471,394. During 2016, the Company invested in a South Carolina Historic Rehabilitation Tax Credit of $937,211, which will be amortized over three years. As of December 31, 2016, the balance of the credit was $612,211. For the year ended December 31, 2016, the Company amortized $325,000 of the credit.

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

For the year ended December 31, 2016, the Company’s effective tax rate was 24.34% compared to 31.89% during the year ended December 31, 2015. The Company invested in a South Carolina Historic Rehabilitation Tax Credit during 2016, which resulted in a decrease to the effective rate.

ASSET AND LIABILITY MANAGEMENT

We manage our assets and liabilities to ensure there is sufficient liquidity to enable management to fund deposit withdrawals, loan demand, capital expenditures, reserve requirements, operating expenses, and dividends; and to manage daily operations on an ongoing basis. Funds are primarily provided by the Bank through customer deposits, principal and interest payments on loans, mortgage loan sales, the sale or maturity of securities, temporary investments and earnings. The Asset Liability/Investment Committee (“ALCO”) manages asset and liability procedures though the ultimate responsibility rests with the President/Chief Executive Officer. At December 31, 2017, total assets increased 7.88% to $446,566,498 and total deposits increased 8.15% to $402,888,300 from December 31 2016.

As of December 31, 2017, earning assets, which are composed of U.S. Treasury, Government Sponsored Enterprises and Municipal Securities in the amount of $139,250,250, interest-bearing deposits at the Federal Reserve in the amount of $24,034,194 and total loans, including mortgage loans held for sale, in the amount of $272,274,363, consisted of approximately 97.54% of our total assets.

The yield on a majority of our earning assets adjusts in tandem with changes in the general level of interest rates. Some of the Company’s deposit liabilities are issued with fixed terms and can be repriced only at maturity.

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our risk consists primarily of interest rate risk in our lending and investing activities as they relate to the funding by deposit and borrowing activities.

Our policy is to minimize interest rate risk between interest-earning assets and interest-bearing liabilities at various maturities and to attempt to maintain an asset sensitive position over a six-month period. By adhering to this policy, we anticipate that our net interest margins will not be materially affected, unless there is an extraordinary precipitous change in interest rates. The average net interest rate spread for 2017 increased to 3.70% from 3.64% for 2016 and the average net interest margin for 2017 increased to 3.76% from 3.71% for 2016. At December 31, 2017 and 2016, our net cumulative gap was liability sensitive for periods less than one year and asset sensitive for periods of one year or more. The reason for the shift in sensitivity is the direct result of management’s strategic decision to invest excess funds held at the Federal Reserve into fixed rate investment securities that match our investment policy objectives. Management is aware of this departure from policy and will continue to closely monitor our sensitivity position going forward.

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

At December 31, 2017, the average maturity of the investment portfolio was 3.90 years with an average yield of 2.04% compared to 4.13 years with an average yield of 1.99% at December 31, 2016.

We do not take foreign exchange or commodity risks. In addition, we do not own mortgage-backed securities nor do we have any exposure to the sub-prime market or any other distressed debt instruments.

The following table summarizes our interest sensitivity position as of December 31, 2017.

	One Day	Less than three months	Three months to less than six months	Six months to less than one year	One year to less than five years	Five years or more	Total	Estimated Fair Value
Interest-earning assets
(in thousands)
Loans(1)	$141,856	$11,699	$16,347	$26,282	$75,838	$252	$272,274	$265,277
Investment securities available for sale(2)	—	1,452	1,045	9,057	72,622	56,431	140,607	139,250
Interest-bearing deposits at the Federal Reserve	24,034	—	—	—	—	—	24,034	24,034
Total	$165,890	$13,151	$17,392	$35,339	$148,460	$56,683	$436,915	$428,561

Interest-bearing liabilities
(in thousands)
CD’s and other time deposits less than $250,000	$63	$8,955	$4,878	$7,081	$2,319	$—	$23,296	$22,515
CD’s and other time deposits $250,000 and over	—	4,347	5,868	3,410	5,000	—	18,625	18,207
Money market and interest bearing demand accounts	186,801	—	—	—	—	—	186,801	186,801
Savings	34,910	—	—	—	—	—	34,910	34,910
Total	$221,774	$13,302	$10,746	$10,491	$7,319	$—	$263,632	$262,433

Net	$(55,884)	$(151)	$6,646	$24,848	$141,141	$56,683	$173,283
Cumulative		$(56,035)	$(49,389)	$(24,541)	$116,600	$173,283

(1)	Including mortgage loans to be sold and deferred fees
(2)	At amortized cost

LIQUIDITY

Historically, we have maintained our liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets.

The following table summarizes future contractual obligations as of December 31, 2017.

	Payment Due by Period
	Total	Less than 1 Year	1-5 Years	After 5 Years
Contractual Obligations (in thousands)
Time deposits	$41,920	$34,585	$7,335	$—
Operating leases	13,411	580	2,251	10,580
Total contractual cash obligations	$55,331	$35,165	$9,586	$10,580

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, investments available for sale, interest-bearing deposits at the Federal Reserve, and mortgage loans held for sale. Our primary liquid assets accounted for 38.93% and 36.38% of total assets at December 31, 2017 and 2016, respectively. Investment securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the investment securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At December 31, 2017, we had unused short-term lines of credit totaling approximately $23.0 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for liquidity include increasing deposits by raising interest rates paid and selling mortgage loans held for sale. We also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At December 31, 2017, we could borrow up to $88.2 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing demand accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our reliance on certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At December 31, 2017 and 2016, our liquidity ratio was 37.68% and 38.27%, respectively.

Average earning assets increased by $16,214,247 from 2016 to 2017. This increase was primarily due to a $19,399,648 increase in investment securities available for sale. Throughout the year, the Bank bought investment securities when liquidity was greater than needed and loan demand was stable to improve the yield earned on our investment securities portfolio.

The following table shows the composition of average assets over the past five fiscal years.

Composition of Average Assets

	2017	2016	2015	2014	2013

Loans (1)	$264,881,222	$265,151,258	$243,729,630	$232,281,473	$226,267,071
Investment securities available for sale	130,161,937	110,762,289	110,633,399	99,488,314	67,484,036
Interest-bearing deposits at the Federal Reserve	23,558,893	26,474,258	17,549,903	19,588,597	31,524,293
Non-earning assets	9,572,307	8,193,755	7,614,172	7,415,900	6,817,090
Total average assets	$428,174,359	$410,581,560	$379,527,104	$358,774,284	$332,092,490

(1)	Including mortgage loans to be sold and deferred fees

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates.

	2017 vs. 2016			2016 vs. 2015			2015 vs. 2014
	Volume	Rate	Net Dollar Change(1)	Volume	Rate	Net Dollar Change(1)	Volume	Rate	Net Dollar Change(1)
Loans (2)	$(12,868)	$448,286	$435,418	$1,038,280	$18,317	$1,056,597	$554,074	$(21,819)	$532,255
Investment securities available for sale	390,667	(83,722)	306,945	2,780	(86,785)	(84,005)	239,933	43,671	283,604
Interest-bearing deposits at the Federal Reserve	(16,770)	147,957	131,187	31,025	62,032	93,057	(5,272)	1,107	(4,165)
Interest income	$361,029	$512,521	$873,550	$1,072,085	$(6,436)	$1,065,649	$788,735	$22,959	$811,694
Interest-bearing transaction accounts	$12,863	$(2,853)	$10,010	$28,628	$1,050	$29,678	$9,146	$215	$9,361
Savings	6,097	(340)	5,757	3,061	295	3,356	3,474	(268)	3,206
Time deposits	(14,974)	44,330	29,356	(48,234)	(7,529)	(55,763)	(17,738)	(1,633)	(19,371)
Securities sold under agreement to repurchase	—	—	—	(1,817)	891	(926)	(160)	412	252
Interest expense	$3,986	$41,137	$45,123	$(18,362)	$(5,293)	$(23,655)	$(5,278)	$(1,274)	$(6,552)
Increase in net interest income			$828,427			$1,089,304			$818,246

(1)	Volume/Rate changes have been allocated to each category based on the percentage of each to the total change
(2)	Including mortgage loans to be sold

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

The following table shows the yields on average earning assets and average interest-bearing liabilities.

	2017			2016			2015
	Average Balance	Interest Paid/ Earned	Average Yield/ Rate (1)	Average Balance	Interest Paid/ Earned	Average Yield/ Rate (1)	Average Balance	Interest Paid/ Earned	Average Yield/ Rate (1)
Interest-earning assets
Loans (2)	$264,881,222	$13,287,318	5.02%	$265,151,258	$12,851,900	4.85%	$243,729,630	$11,795,303	4.84%
Investment securities available for sale	130,161,937	2,612,018	2.01%	110,762,289	2,305,074	2.08%	110,633,399	2,389,079	2.16%
Interest-bearing deposits at the Federal Reserve	23,558,893	269,811	1.15%	26,474,258	138,623	0.52%	17,549,903	45,566	0.26%
Total earning assets	$418,602,052	$16,169,147	3.86%	$402,387,805	$15,295,597	3.80%	$371,912,932	$14,229,948	3.83%

Interest-bearing liabilities
Interest-bearing transaction accounts	$178,146,123	$174,296	0.10%	$167,534,223	$164,286	0.10%	$138,332,181	$134,608	0.10%
Savings	33,694,318	40,028	0.12%	28,687,719	34,271	0.12%	26,123,223	30,915	0.12%
Time deposits	44,097,537	209,533	0.48%	47,930,721	180,176	0.38%	60,726,160	235,939	0.39%
Securities sold under agreement to repurchase	—	6	0.00%	751	7	0.93%	1,934,493	933	0.05%
Total interest-bearing liabilities	$255,937,978	$423,863	0.17%	$244,153,414	$378,740	0.16%	$227,116,057	$402,395	0.18%
Net interest spread			3.70%			3.64%			3.65%
Net interest margin			3.76%			3.71%			3.72%
Net interest income		$15,745,284			$14,916,857			$13,827,553

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis
(2)	Average loan balances include non-accrual loans and mortgage loans to be sold

INVESTMENT PORTFOLIO

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at December 31, 2017.

	Amortized Cost Due
December 31, 2017 (in thousands)	Within One Year	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years	Total	Market Value
U.S. Treasury Notes	$2,997	$23,166	$9,808	$—	$35,971	$35,560
Government-Sponsored Enterprises	5,542	33,366	25,536	—	64,444	63,556
Municipal securities	3,015	16,090	17,946	3,141	40,192	40,134
Total	$11,554	$72,622	$53,290	$3,141	$140,607	$139,250

Weighted average yields
U.S. Treasury Notes	1.59%	1.87%	2.05%	0.00%
Government-Sponsored Enterprises	1.51%	1.86%	2.01%	0.00%
Municipal securities	2.21%	2.55%	2.52%	2.18%
Total	1.40%	1.76%	1.60%	2.18%	2.04%

The following tables present the amortized cost and market value of investment securities for the past three years.

December 31, 2017 (in thousands)	Amortized Cost	Market Value
U.S. Treasury Notes	$35,971	$35,560
Government-Sponsored Enterprises	64,444	63,556
Municipal securities	40,192	40,134
Total	$140,607	$139,250

December 31, 2016 (in thousands)	Amortized Cost	Market Value
U.S. Treasury Notes	$24,148	$23,939
Government-Sponsored Enterprises	51,738	51,034
Municipal securities	45,057	45,006
Total	$120,943	$119,979

December 31, 2015 (in thousands)	Amortized Cost	Market Value
U.S. Treasury Notes	$34,518	$34,634
Government-Sponsored Enterprises	51,136	51,284
Municipal securities	32,768	34,080
Total	$118,422	$119,998

At December 31, 2017, we had eight U.S. Treasury Notes with an unrealized loss of $411,145 compared to four U.S. Treasury Notes with an unrealized loss of $250,385 at December 31, 2016. At December 31, 2017, we had 15 Government-Sponsored Enterprises with an unrealized loss of $887,811 compared to eight Government-Sponsored Enterprises with an unrealized loss of $833,321 at December 31, 2016. At December 31, 2017, we had 49 Municipal Securities with an unrealized loss of $545,146 compared to 54 Municipal Securities with an unrealized loss of $816,413 at December 31, 2016. Interest rate increases caused the unrealized losses on these investments. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Therefore, these investments are not considered other-than-temporarily impaired. We have the ability to hold these investments until market price recovery or maturity.

The primary purpose of the investment portfolio is to fund loan demand, to manage fluctuations in deposits and liquidity, to satisfy pledging requirements and to generate a favorable return on investment.  In doing these things, our main objective is to adhere to sound investment practices.  To that end, all purchases and sales of investment securities are made through reputable securities dealers that have been approved by the Board of Directors. The Board of Directors of the Bank review the entire investment portfolio at each regular monthly meeting, including any purchases, sales, calls, and maturities during the previous month.  Furthermore, the credit department conducts a financial underwriting assessment of all municipal securities and their corresponding municipalities annually and management reviews the assessments.

LOAN PORTFOLIO COMPOSITION

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic market. At December 31, 2017, outstanding loans (including mortgage loans and deferred loan fees of $152,047) totaled $270,180,640, which equaled 67.06% of total deposits and 60.50% of total assets.

The following is a schedule of our loan portfolio, excluding both mortgage loans to be sold and deferred loan fees, as of December 31, 2017, compared to the prior four years:

(in thousands)	Book Value of Loans as of December 31,
Classification	2017	2016	2015	2014	2013
Commercial	$51,723	$52,262	$50,938	$49,900	$53,308
Commercial real estate construction	2,318	1,209	1,005	1,512	1,517
Commercial real estate other	140,187	122,968	115,736	115,740	104,741
Consumer real estate	70,798	77,132	69,777	62,055	54,699
Consumer other	5,155	7,005	5,166	4,911	4,090
Total loans	$270,181	$260,576	$242,622	$234,118	$218,355

We had no foreign loans or loans to fund leveraged buyouts at any time during the years ended December 31, 2013 through December 31, 2017.

The following table presents the contractual terms to maturity for loans outstanding at December 31, 2017. Demand loans, loans having no stated schedule of repayment or stated maturity, and overdrafts are reported as due in one year or less. The table does not include an estimate of prepayments, which can significantly affect the average life of loans and may cause our actual principal experience to differ from that shown.

	Selected Loan Maturity as of December 31, 2017
(in thousands) Classification	One year or less	Over one year but less than 5 years	Over 5 years	Total
Commercial	$32,802	$17,505	$1,416	$51,723
Commercial real estate construction	1,602	716	—	2,318
Commercial real estate other	38,501	85,191	16,495	140,187
Consumer real estate	24,815	8,654	37,329	70,798
Consumer other	2,338	2,702	115	5,155
Total loans	$100,058	$114,768	$55,355	$270,181

Loans maturing after one year with:
Fixed interest rates				$75,969
Floating interest rates				190,248
Total				$266,217

IMPAIRED LOANS

A loan is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current information and events. All loans placed on non-accrual status are classified as impaired. However, not all impaired loans are on non-accrual status nor do they all represent a loss.

Impairment loss is measured by:

a.	The present value of the future cash flow discounted at the loan’s effective interest rate, or
b.	The fair value of the collateral if the loan is collateral dependent.

The following is a schedule of our impaired loans and non-accrual loans.

	Impaired and Non-Accrual Loans as of December 31,
Loan	2017	2016	2015	2014	2013
Non-Accrual Loans	$831,859	$1,741,621	$2,061,088	$882,413	$1,575,440
Impaired Loans	$3,724,262	$5,901,784	$6,542,707	$7,051,127	$7,136,907

TROUBLED DEBT RESTRUCTURINGS

According to GAAP, we are required to account for certain loan modifications or restructurings as a troubled debt restructuring (“TDR”), when appropriate. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Three factors must always be present:

1. An existing credit must formally be renewed, extended, or modified,

2. The borrower is experiencing financial difficulties, and

3. We grant a concession that we would not otherwise consider.

The following is a schedule of our TDR’s including the number of loans represented.

	Troubled Debt Restructurings as of December 31,
	2017	2016	2015	2014	2013
Number of TDRs	1	2	3	2	4
Amount of TDRs	$33,300	$378,382	$458,268	$466,541	$1,196,341

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 310-20-35-9 allows a loan to be removed from TDR status if the terms of the loan reflect current market rates and the loan has been performing under modified terms for an extended period of time or under certain other circumstances.

One TDR with a balance of $345,082 at December 31, 2016 paid off during the year ended December 31, 2017. During the year ended December 31, 2016, one TDR was paid off with a balance of $72,919 at December 31, 2015. During the year ended December 31, 2014 a loan receivable with a balance of $496,090, was removed from TDR status. The borrower consistently paid as agreed and made substantial reductions to principal. In addition, one loan receivable was paid off during the year ended December 31, 2014 with a balance of $106,194 at December 31, 2013. We do not know of any potential problem loans which will not meet their contractual obligations that are not otherwise discussed herein.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents our estimate of probable losses inherent in our loan portfolio. The adequacy of the allowance for loan losses (the “allowance”) is reviewed by the Loan Committee and by the Board of Directors on a quarterly basis. For purposes of this analysis, adequacy is defined as a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented. To remain consistent with GAAP, the methodology employed for this analysis has been modified over the years to reflect the economic environment and new accounting pronouncements. The credit department reviews this calculation on a quarterly basis. In addition, the Company’s Risk Management Officer validates the allowance calculation on a periodic basis. The methodology is based on a reserve model that is comprised of the three components listed below:

1)	Specific reserve analysis for impaired loans based on Financial Accounting Standards Board (“FASB”) ASC 310-10-35, Receivables - Overall
2)	General reserve analysis applying historical loss rates based on FASB ASC 450-20, Contingencies: Loss Contingencies
3)	Qualitative or environmental factors.

Loans greater than $50,000 are reviewed for impairment on a quarterly basis if any of the following criteria are met:

1)	The loan is on non-accrual

2)	The loan is a troubled debt restructuring

3)	The loan is over 60 days past due

4)	The loan is rated sub-standard, doubtful, or loss

5)	Excessive principal extensions are executed

6)	If we are provided information that indicates we will not collect all principal and interest as scheduled

Impairment is measured by the present value of the future cash flow discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An impaired loan may not represent an expected loss.

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

Qualitative and environmental loss factors are also applied against the portfolio, excluding impaired loans. These factors include external risk factors that we believe are representative of our overall lending environment. We believe that the following factors create a more comprehensive loss projection, which we can use to monitor the quality of the loan portfolio.

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

Occasionally, we extend credit beyond our normal collateral advance margins in real estate lending. We refer to these loans as overmargined real estate loans. Although infrequent, the aggregate of these loans represent a notable part of our portfolio. Accordingly, these loans are monitored and the balances reported to the Board of Directors every quarter. An excessive level of this practice (as a percentage of capital) could result in additional regulatory scrutiny, competitive disadvantages and potential losses if forced to convert the collateral. The consideration of overmargined real estate loans directly relates to the capacity of the borrower to repay. We often request additional collateral to bring the loan to value ratio within the policy objectives and require a strong secondary source of repayment.

Although significantly under the threshold of 100% of capital (currently approximately $42.8 million), the number of overmargined real estate loans currently totals approximately $9,495,471 or approximately 3.51% of our loan portfolio at December 31, 2017 compared to $10,015,945 or approximately 3.84% of the loan portfolio at December 31, 2016.

A credit rating matrix is used to rate all extensions of credit and to provide a more specified picture of the risk each loan poses to the quality of the loan portfolio. There are eight possible ratings used to determine the quality of each loan based on the following characteristics: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance, debt coverage ratio, and the borrower’s leverage position. The matrix is designed to meet our standards and expectations of loan quality. One hundred percent of our loans are graded.

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

Effects of changes in risk selection and underwriting practices

The quality of our loan portfolio is contingent upon our risk selection and underwriting practices. All new loans (except for mortgage loans in the process of being sold to investors and loans secured by properly margined negotiable securities traded on an established market or other cash collateral) with exposure over $300,000 are reviewed by the Loan Committee on a monthly basis. The Board of Directors review credits over $750,000 monthly. Annual credit analyses are conducted on credits over $500,000 upon the receipt of updated financial information. Prior to any extension of credit, every significant commercial loan goes through sound credit underwriting. The Credit Department conducts a detailed cash flow on each proposal using the most current financial information.

Experience, ability and depth of lending management staff

We have over 350 combined years of lending experience among our lending staff. In addition to the lending staff, we have an Advisory Board for each office, including the anticipated North Charleston branch, comprised of business and community leaders from the specific office market area. We meet with these advisory boards quarterly to discuss the trends and conditions in each respective market. We are aware of the many challenges currently facing the banking industry. As other banks look to increase earnings in the short term, we will continue to emphasize the need to maintain safe and sound lending practices and core deposit growth managed with a long-term perspective.

Industry conditions

There continues be an influx of new banks and consolidation of existing banks in our geographic area, which creates pricing competition. We believe that our borrowing base is well established and therefore unsound price competition is not necessary.

Effects of changes in credit concentrations

The risks associated with the effects of changes in credit concentration include loan concentration, geographic concentration and regulatory concentration. As of December 31, 2017, three Standard Industrial Code groups comprised more than 2% of our total outstanding loans. The groups are activities related to real estate, offices and clinics of doctors, and offices of lawyers. We are located along the coast and on an earthquake fault line, increasing the chances that a natural disaster may impact our borrowers and us. We have a Disaster Recovery Plan in place; however, the amount of time it would take for our customers to return to normal operations is unknown. Our plan is reviewed and tested annually.

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

Based on our allowance for loan loss model, we recorded a provision for loan loss of $55,000 for the year ended December 31, 2017 primarily based on our analysis of the adequacy of the allowance for loan losses, compared to $570,000 for the year ended December 31, 2016. At December 31, 2016, the five-year average loss ratios were: 0.110% Commercial, 0.00% Commercial Real Estate Construction, .073% Commercial Real Estate Other, 0.064% Consumer Real Estate, and .064% Consumer Other.

During the year ended December 31, 2017, charge-offs of $185,449 and recoveries of $154,230 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $3,875,398 or 1.43% of total loans, compared to charge-offs of $208,295 and recoveries of $72,085 resulting in an allowance for loan losses of $3,851,617 or 1.48% of total loans at December 31, 2016.

Net charge-offs for the year ended December 31, 2017, were $31,219 as compared to net charge-offs of $136,210 for the year ended December 31, 2016. We believe loss exposure in the portfolio is identified, reserved against, and closely monitored, to ensure that economic changes are promptly addressed in the analysis of reserve adequacy.

The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans may continue even though they are 90 days past due if the loans are well secured or in the process of collection and we deem it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of 6 to 9 months, they are reviewed individually to determine if they should be returned to accrual status. At December 31, 2017 there was one loan over 90 days past due still accruing interest compared to two loans over 90 days past due still accruing interest at December 31, 2016.  The loans at December 31, 2017 and 2016 were all considered impaired.

The following table represents a summary of loan loss experience for the past five years.

Summary of Loan Loss Experience
(in thousands)	2017	2016	2015	2014	2013
Balance of allowance for loan losses at beginning of period	$3,852	$3,418	$3,335	$3,292	$3,433

Charge-offs:
Commercial	—	(33)	(100)	(83)	(245)
Commercial real estate construction	—	—	—	—	—
Commercial real estate other	(181)	(78)	(55)	(16)	—
Consumer real estate	—	(82)	(6)	—	—
Consumer other	(5)	(15)	(40)	(14)	(146)
Total charge-offs	(186)	(208)	(201)	(113)	(391)

Recoveries:
Commercial	6	—	9	—	23
Commercial real estate construction	—	—	—	—	—
Commercial real estate other	87	65	54	46	15
Consumer real estate	60	—	6	—	—
Consumer other	1	7	22	27	5
Total recoveries	154	72	91	73	43
Net charge-offs	(32)	(136)	(110)	(40)	(348)

Provision charged to operations	55	570	193	83	207

Balance of allowance for loan losses at end of period	$3,875	$3,852	$3,418	$3,335	$3,292

We believe the allowance for loan losses at December 31, 2017, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events that we believe to be reasonable, but may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting our operating results.

The following table presents a breakdown of the allowance for loan losses for the past five years.

	December 31,
	2017		2016		2015		2014		2013
(in thousands)	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Commercial	$1,404	36%	$1,545	20%	$897	21%	$1,211	21%	$1,449	24%
Commercial real estate construction	23	1%	52	1%	60	1%	43	1%	22	1%
Commercial real estate other	1,550	39%	1,375	47%	1,345	47%	1,112	49%	1,064	49%
Consumer real estate	797	21%	726	29%	941	29%	863	27%	673	25%
Consumer other	101	3%	154	3%	175	2%	105	2%	84	2%
Total	$3,875	100%	$3,852	100%	$3,418	100%	$3,335	100%	$3,292	100%

(1)	Loan category as a percentage of total loans.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to the methodology used to determine the allowance for loan losses described above, adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. No provision was recorded during the year ended December 31, 2017. A provision of $4,001 was recorded during the year ended December 31, 2016. The balance for the reserve for unfunded lending commitments was $24,826 as of December 31, 2017 and 2016.

OTHER REAL ESTATE OWNED

Real estate acquired because of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until it is sold. When the property is acquired, it is recorded at the lesser of the fair value of the property less estimated selling costs or the total loan balance. It is in our best interest to determine the fair market value by engaging an independent appraisal within 30 days of property being acquired into OREO. We cannot hold the property for a period of more than five years unless we have prior approval from the Commissioner of Banking of the State Board of Financial Institutions. The Bank will pay property taxes along with insurance expenses until the property is sold. OREO at December 31, 2017 consisted of one property in the amount of $435,479 compared to one property in the amount of $521,943 at December 31, 2016. One loan receivable valued at $98,832 transferred to OREO and subsequently sold during the year ended December 31, 2017 for a loss of $1,477. One property sold during the year ended December 31, 2016 for a loss of $13,450. One loan receivable valued at $35,473 moved to OREO during the year ended December 31, 2014, and ultimately sold at a gain of $2,382. We had no OREO during the year ended December 31, 2013.

NONPERFORMING ASSETS

Nonperforming assets include OREO, nonaccrual loans and loans past due 90 days or more and still accruing interest. The following table summarizes nonperforming assets for the five years ended December 31, 2017:

Nonperforming Assets	2017	2016	2015	2014	2013
(in thousands)
Nonaccrual loans	$832	$1,742	$2,061	$882	$1,575
Loans past due 90 days or more and still accruing interest	33	123	2	1,274	—
Total nonperforming loans	865	1,865	2,063	2,156	1,575
Other real estate owned	435	522	620	522	—
Total nonperforming assets	$1,300	$2,387	$2,683	$2,678	$1,575

Nonperforming assets to total assets	0.29%	0.58%	0.67%	0.73%	0.46%
Nonperforming loans to total loans	0.32%	0.72%	0.85%	0.92%	0.72%

DEPOSITS

The following table shows the contractual maturities of time deposits in denominations of $100,000 or more at December 31, 2017.

	One Day	Less than three months	Three months to less than six months	Six months to less than one year	One year to less than five years	Five years or more	Total
(in thousands)
CD’s and other time deposits less than $100,000	$63	$3,442	$2,795	$3,337	$1,553	$—	$11,190
CD’s and other time deposits $100,000 and over	—	9,860	7,951	7,154	5,766	—	30,731
Total	$63	$13,302	$10,746	$10,491	$7,319	$—	$41,921

Certificates of Deposit $100,000 and over decreased $726,905 or 2.31% for the year ended December 31, 2017, from $31,456,776 at December 31, 2016. This decrease was primarily due to the maturity of Public Funds used for construction projects.

The following table presents average deposits by category:

	2017		2016		2015
( in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Non-interest-bearing demand	$128,586	n/a	$123,670	n/a	$112,788	n/a
Interest-bearing transaction accounts	178,146	0.10%	167,534	0.10%	138,332	0.10%
Savings	33,694	0.12%	28,688	0.12%	26,123	0.12%
Time deposits	44,098	0.48%	47,931	0.38%	60,726	0.39%
Total average deposits	$384,524		$367,823		$337,969

Deposits increased $30,365,449 or 8.15% to $402,888,300 as of December 31, 2017, from $372,522,851 as of December 31, 2016. Non-interest bearing deposits increased $13,222,270 to $139,256,748 as of December 31, 2017, primarily from new account growth and an improved economy. We also experienced larger balances in existing customer accounts including growth in our interest- bearing transaction accounts because of large real estate escrow funds.

We fund growth through core deposits. We do not have, nor do we rely on, Brokered Deposits or Internet Deposits as a source to do so.

SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase with customers mature on demand. At December 31, 2017 and 2016, there were no securities sold under agreements to repurchase. There was no amount outstanding at any month-end during 2017.

At December 31, 2017 and 2016, we had no outstanding federal funds purchased. We have a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement, we may borrow up to $88.2 million. We established this arrangement as an additional source of liquidity. There have been no borrowings under this arrangement.

At December 31, 2017 and 2016, the Bank had unused short-term lines of credit totaling approximately $23.0 million and $21.0 million, respectively (which are withdrawable at the lender’s option).

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. We use such transactions for general corporate purposes or customer needs. General corporate purpose transactions are used to help manage credit, interest rate and liquidity risk or to optimize capital. Customer transactions are used to manage customer requests for funding.

Our off-balance sheet arrangements consist principally of commitments to extend credit described below. We estimate probable losses related to binding unfunded lending commitments and record a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At December 31, 2017 and 2016, the balance of this reserve was $24,826. At December 31, 2017 and 2016, we had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $92,869,285 and $81,234,269 as of December 31, 2017 and 2016, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2017 and 2016 was $1,219,644 and $793,992, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $2,093,723 at December 31, 2017, to sell loans held for sale of $2,093,723, compared to forward sales commitments of $4,386,210 at December 31, 2016, to sell loans held for sale of $4,386,210. The fair value of these commitments was not significant at December 31, 2017 or 2016. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $13.4 million at December 31, 2017 and $18.1 million at December 31, 2016. For the twelve months ended December 31, 2017 and December 31, 2016, there were no loans repurchased.

EFFECT OF INFLATION AND CHANGING PRICES

The consolidated financial statements have been prepared in accordance with GAAP, which require the measurement of financial position and results of operations in terms of historical dollars without consideration of changes in the relative purchasing power over time due to inflation.

Unlike most other industries, the assets and liabilities of financial institutions like the Company are primarily monetary in nature. As a result, interest rates generally have a more significant impact on our performance than the effects of general levels of inflation and changes in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. We strive to manage the relationship between interest rate sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

CAPITAL RESOURCES

Our capital needs have been met to date through the $10,600,000 in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of options to purchase stock. Total shareholders’ equity at December 31, 2017 was $42,764,635. The rate of asset growth since our inception has not negatively impacted our capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

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

At December 31, 2017, the Bank was categorized as “well capitalized”. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10.00%, 8.00%, 6.50% and 5.00%, respectively, and to be categorized as “adequately capitalized,” the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8.00%, 6.00%, 4.50%, and 4.00%, respectively.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the financial statements. We must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Current and previous quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. We believe, as of December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which we are subject.

There are no current conditions or events that we are aware of that would change the Company’s or the Bank’s category.

Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2017.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

See the Market Risk section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

Item 8.

Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Bank of South Carolina Corporation and Subsidiary

Charleston, South Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, LLC

We have served as the Company’s auditor since 2006.

Columbia, South Carolina

March 5, 2018

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Cash and due from banks	$8,486,025	$8,141,030
Interest-bearing deposits at the Federal Reserve Bank	24,034,194	18,101,300
Investment securities available for sale (amortized cost of $140,606,807 and $120,942,615 in 2017 and 2016, respectively)	139,250,250	119,978,944
Mortgage loans to be sold	2,093,723	4,386,210
Loans	270,180,640	260,576,115
Less: Allowance for loan losses	(3,875,398)	(3,851,617)
Net loans	266,305,242	256,724,498
Premises, equipment and leasehold improvements, net	2,244,525	2,296,624
Other real estate owned	435,479	521,943
Accrued interest receivable	1,720,920	1,614,002
Other assets	1,996,140	2,185,085
Total assets	$446,566,498	$413,949,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest-bearing demand	$139,256,748	$126,034,478
Interest-bearing demand	108,967,196	96,260,589
Money market accounts	77,833,728	77,307,662
Time deposits over $250,000	18,624,924	17,822,136
Other time deposits	23,295,492	26,019,121
Other savings deposits	34,910,212	29,078,865
Total deposits	402,888,300	372,522,851
Accrued interest payable and other liabilities	913,563	813,811
Total liabilities	403,801,863	373,336,662

Commitments and contingencies Notes 6 and 11

Shareholders’ equity
Common stock-no par, 12,000,000 shares authorized; 5,230,675 and 5,197,535 shares issued at December 31, 2017 and 2016, respectively; 4,989,279 and 4,956,139 shares outstanding at December 31, 2017 and 2016, respectively	—	—
Additional paid in capital	37,236,566	36,824,022
Retained earnings	8,471,780	6,643,476
Treasury stock: 241,396 shares at December 31, 2017 and 2016	(2,247,415)	(2,247,415)
Accumulated other comprehensive loss, net of income taxes	(696,296)	(607,109)
Total shareholders’ equity	42,764,635	40,612,974
Total liabilities and shareholders’ equity	$446,566,498	$413,949,636

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2017	2016	2015
Interest and fee income
Loans, including fees	$13,287,318	$12,851,900	$11,795,303
Taxable securities	1,585,505	1,297,636	1,376,441
Tax-exempt securities	1,026,513	1,007,438	1,012,638
Other	269,811	138,623	45,566
Total interest and fee income	16,169,147	15,295,597	14,229,948

Interest expense
Deposits	423,857	378,733	401,463
Short-term borrowings	6	7	932
Total interest expense	423,863	378,740	402,395

Net interest income	15,745,284	14,916,857	13,827,553
Provision for loan losses	55,000	570,000	192,500
Net interest income after provision for loan losses	15,690,284	14,346,857	13,635,053

Other income
Service charges and fees	1,135,037	1,061,349	991,007
Mortgage banking income	1,057,457	1,387,740	1,605,676
Gains on sales of securities	45,820	380,904	423,832
Other non-interest income	30,157	31,090	29,443
Total other income	2,268,471	2,861,083	3,049,958

Other expense
Salaries and employee benefits	6,060,831	6,087,929	5,859,203
Net occupancy expense	1,571,076	1,528,048	1,480,606
Other operating expenses	2,517,737	2,639,776	2,168,382
Net other real estate owned expenses	92,652	16,691	5,284
Total other expenses	10,242,296	10,272,444	9,513,475

Income before income tax expense	7,716,459	6,935,496	7,171,536
Income tax expense	2,814,634	1,688,433	2,287,248

Net income	$4,901,825	$5,247,063	$4,884,288

Weighted average shares outstanding
Basic	4,973,637	4,935,349	4,912,499
Diluted	5,058,352	5,054,114	5,067,085

Basic income per common share	$0.99	$1.06	$0.99
Diluted income per common share	$0.97	$1.04	$0.96

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
Net income	$4,901,825	$5,247,063	$4,884,288
Other comprehensive loss:
Unrealized (loss) gain on securities arising during the period	(347,066)	(2,158,236)	26,255
Reclassification adjustment for securities gains realized in net income	(45,820)	(380,904)	(423,832)
Other comprehensive loss, before tax	(392,886)	(2,539,140)	(397,577)
Income tax effect related to items of other comprehensive loss	116,007	939,482	147,104
Other comprehensive loss, after tax	(276,879)	(1,599,658)	(250,473)
Total comprehensive income	$4,624,946	$3,647,405	$4,633,815

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017, 2016, 2015

	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
December 31, 2014	$28,779,108	$8,640,291	$(1,902,439)	$1,243,022	$36,759,982
Net income	—	4,884,288	—	—	4,884,288
Other comprehensive loss	—	—	—	(250,473)	(250,473)
Exercise of stock options	122,946	—	—	—	122,946
10% stock dividend 446,597 common 21,945 treasury at $15.72	7,360,703	(7,020,505)	(344,976)	—	(4,778)
Stock-based compensation expense	78,987	—	—	—	78,987
Cash dividends ($0.52 per common share)	—	(2,439,240)	—	—	(2,439,240)
December 31, 2015	$36,341,744	$4,064,834	$(2,247,415)	$992,549	$39,151,712

Net income	—	5,247,063	—	—	5,247,063
Other comprehensive loss	—	—	—	(1,599,658)	(1,599,658)
Exercise of stock options	405,749	—	—	—	405,749
Stock-based compensation expense	76,529	—	—	—	76,529
Cash dividends ($0.54 per common share)	—	(2,668,421)	—	—	(2,668,421)
December 31, 2016	$36,824,022	$6,643,476	$(2,247,415)	$(607,109)	$40,612,974

Net income	—	4,901,825	—	—	4,901,825
Other comprehensive loss	—	—	—	(276,879)	(276,879)
Exercise of stock options	340,843	—	—	—	340,843
Stock-based compensation expense	71,701	—	—	—	71,701
Reclassification of tax effects stranded in accumulated other comprehensive income by tax reform		(187,692)		187,692	—
Cash dividends ($0.58 per common share)	—	(2,885,829)	—	—	(2,885,829)
December 31, 2017	$37,236,566	$8,471,780	$(2,247,415)	$(696,296)	$42,764,635

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$4,901,825	$5,247,063	$4,884,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	193,298	189,188	196,827
Gain on sale of securities	(45,820)	(380,904)	(423,832)
Loss on sale of other real estate	1,477	13,450	—
Valuation and other adjustments to other real estate owned	86,464	—	—
Provision for loan losses	55,000	570,000	192,500
Stock-based compensation expense	71,701	76,529	78,987
Deferred income taxes	276,362	(750,254)	4,748
Net amortization of unearned discounts on investment securities	381,079	250,755	109,311
Origination of mortgage loans held for sale	(55,791,625)	(76,032,671)	(91,053,923)
Proceeds from sale of mortgage loans held for sale	58,084,112	77,466,700	92,558,765
(Increase) decrease in accrued interest receivable and other assets	(78,328)	(63,949)	391,043
Increase (decrease) in accrued interest payable and other liabilities	46,412	(543,083)	176,898
Net cash provided by operating activities	8,181,957	6,042,824	7,115,612

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	4,713,870	9,630,804	2,315,000
Proceeds from sale of available for sale securities	20,231,265	36,218,087	16,564,118
Purchase of investment securities available for sale	(44,944,586)	(48,239,241)	(25,389,485)
Proceeds from sale of other real estate	89,355	85,001	—
Net increase in loans	(9,726,576)	(18,089,620)	(8,712,885)
Purchase of premises, equipment and leasehold improvements, net	(141,199)	(196,584)	(133,632)
Net cash used by investing activities	(29,777,871)	(20,591,553)	(15,356,884)

Cash flows from financing activities:
Net increase in deposit accounts	30,365,449	13,804,239	36,299,585
Net decrease increase in short-term borrowings	—	—	(6,980,681)
Dividends paid	(2,832,489)	(2,613,715)	(2,380,062)
Stock options exercised	340,843	405,749	122,946
Cash in lieu of fractional shares	—	—	(4,778)
Net cash provided by financing activities	27,873,803	11,596,273	27,057,010
Net increase (decrease) in cash and cash equivalents	6,277,889	(2,952,456)	18,815,738
Cash and cash equivalents at beginning of year	26,242,330	29,194,786	10,379,048

Cash and cash equivalents at end of year	$32,520,219	$26,242,330	$29,194,786

Supplemental disclosure of cash flow data:
Cash paid during the year for:
Interest	$379,302	$400,531	$419,004
Income taxes	$2,496,047	$2,320,830	$2,196,000
Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized gain (loss) on securities available for sale, net of income taxes	$(276,879)	$(1,599,658)	$(250,473)
Change in dividends payable	$53,340	$54,706	$59,178
Loans transferred to other real estate owned	$90,832	$—	$186,210
Reclassification of tax effects stranded accumulated other comprehensive income due to tax reform	$187,692	$—	$—

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

References to “we,” “us,” “our,” “the Bank,” or “the Company” refer to the parent and its subsidiary that are consolidated for financial purposes.

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

Reclassification:

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. Such reclassifications have no effect on shareholders’ equity or the net income as previously reported.

Subsequent Events:

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed as of the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non recognized subsequent events are events that provide evidence about conditions that did not exist as of the date of the balance sheet but arose after that date. We have reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or disclosure.

Cash and Cash Equivalents:

Cash and cash equivalents include working cash funds, due from banks, interest-bearing deposits at the Federal Reserve, items in process of collection and federal funds sold. All cash equivalents are readily convertible to cash and have maturities of less than 90 days.

Depository institutions are required to maintain reserve and clearing balances at the Federal Reserve Bank. Vault cash satisfied our daily reserve requirement for the years ended December 31, 2017 and 2016, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest-bearing Deposits at the Federal Reserve:

Interest-bearing deposits at the Federal Reserve mature within one year and are carried at cost.

Investment Securities:

We classify investments into three categories: (1) Held to Maturity - debt securities that we have the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt and equity securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt and equity securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred.

Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for 2017 and 2016.

Mortgage Loans to be Sold:

We originate fixed and variable rate residential mortgage loans on a service release basis in the secondary market. Loans closed but not yet settled with an investor are carried in our loans held for sale portfolio.   Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with our customers.  Therefore, these loans present very little market risk.  We usually deliver to, and receive funding from, the investor within 30 to 60 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts” basis. We are not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. Because of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is materially the same as the value of the loan amount at its origination.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations as a component of mortgage banking income. Gains or losses on sales of loans are recognized when control over these assets are surrendered and are included in mortgage banking income in the consolidated statements of income.

Loans and Allowance for Loan Losses:

Loans are carried at principal amounts outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized over the weighted average life of the loan as an adjustment to yield. Interest income on all loans is recorded on an accrual basis. The accrual of interest and the amortization of net loan fees are generally discontinued on loans that 1) are maintained on a cash basis because of deterioration in the financial condition of the borrower; 2) the payment of full principal is not expected; or 3) the principal or interest has been in default for a period of 90 days or more. We define past due loans based on contractual payment and maturity dates.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We account for impaired loans by requiring that all loans (greater than $50,000) where it is estimated that we will be unable to collect all amounts due according to the terms of the loan agreement be recorded at the loan’s fair value. Fair value may be determined based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral less cost to sell, if the loan is collateral dependent.

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

The allowance for loan losses (the “allowance”) is our estimate of credit losses inherent in the loan portfolio. The allowance is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is evaluated on a regular basis and is based upon our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to the methodology used to determine the allowance adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.

Concentration of Credit Risk:

Our primary market consists of the counties of Berkeley, Charleston and Dorchester, South Carolina. As of December 31, 2017, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Real Estate Owned:

Fair value is based upon independent market prices, appraised values of the collateral, or our estimation of the value of the collateral. Losses arising from an initial foreclosure are charged against the allowance for loan losses. Subsequent to foreclosure, other real estate owned (“OREO”) is recorded at the lower of cost or fair value, adjusted for net selling costs. Gains and losses on the sale of OREO and subsequent write-downs from periodic re-evaluation are charged to net other real estate owned expenses.

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. We believe that we had no uncertain tax positions for the years ended December 31, 2017 and 2016.

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

Interest Rate Lock Commitments and Forward Sale Contracts:

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitments before the loan is funded. In order to hedge the change in interest rates resulting from commitments to fund the loans, we enter into forward commitments for the future delivery of mortgage loans when the interest rate is locked. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in income when they occur. As a result of the short-term nature of mortgage loans held for sale (derivative contract), our derivative instruments were considered to be immaterial as of December 31, 2017 and 2016.

We had no embedded derivative instruments requiring hedge accounting treatment at December 31, 2017. We do not currently engage in hedging activities.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act (the 2017 Tax Act”). The Company has opted to early adopt this pronouncement by retrospective application to each period in which the effect of the change in the tax rate under the 2017 Tax Act is recognized. The impact of the reclassification from other comprehensive income to retained earnings is included in the Statement of Changes in Shareholders’ Equity.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	DECEMBER 31, 2017
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$35,970,990	$—	$(411,145)	$35,559,845
Government-Sponsored Enterprises	64,444,315	—	(887,811)	63,556,504
Municipal Securities	40,191,502	487,545	(545,146)	40,133,901

Total	$140,606,807	$487,545	$(1,844,102)	$139,250,250

	DECEMBER 31, 2016
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$24,148,295	$41,153	$(250,385)	$23,939,063
Government-Sponsored Enterprises	51,737,930	129,482	(833,321)	51,034,091
Municipal Securities	45,056,390	765,813	(816,413)	45,005,790

Total	$120,942,615	$936,448	$(1,900,119)	$119,978,944

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2017 and December 31, 2016, by contractual maturity are as follows:

	DECEMBER 31, 2017		DECEMBER 31, 2016
	AMORTIZED COST	ESTIMATED FAIR VALUE	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$11,554,040	$11,546,968	$3,343,347	$3,350,205
Due in one year to five years	72,622,056	72,124,395	82,848,411	82,682,901
Due in five years to ten years	53,290,088	52,576,036	29,662,030	29,169,228
Due in ten years and over	3,140,623	3,002,851	5,088,827	4,776,610

Total	$140,606,807	$139,250,250	$120,942,615	$119,978,944

Securities pledged to secure deposits and repurchase agreements at December 31, 2017 and 2016, had a carrying amount of $49,424,692 and $47,619,232, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 and 2016. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	Less Than 12 Months			12 Months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
	#	Fair Value	Loss	#	Fair Value	Loss	#	Fair Value	Loss
December 31, 2017
Available for sale
U.S. Treasury Notes	8	$35,559,845	$(411,145)	—	$—	$—	8	$35,559,845	$(411,145)
Government- Sponsored Enterprises	12	53,275,064	(462,174)	3	10,281,440	(425,637)	15	63,556,504	(887,811)
Municipal Securities	20	7,815,221	(134,998)	29	11,056,185	(410,148)	49	18,871,406	(545,146)
Total	40	$96,650,130	$(1,008,317)	32	$21,337,625	$(835,785)	72	$117,987,755	$(1,844,102)

December 31, 2016
Available for sale
U.S. Treasury notes	4	$17,968,594	$(250,385)	—	$—	$—	4	$17,958,594	$(250,385)
Government-Sponsored Enterprises	8	30,136,720	(833,321)	—	—	—	8	30,136,720	(833,321)
Municipal Securities	54	22,606,430	(816,413)	—	—	—	54	22,606,430	(816,413)
Total	66	$70,711,744	$(1,900,119)	—	$—	$—	66	$70,711,744	$(1,900,119)

The table below shows the proceeds received from sales of securities available for sale and gross realized gains and losses.

	For the Year Ended December 31,
	2017	2016	2015
Gross proceeds	$20,231,265	$36,218,087	$16,564,118
Gross realized gains	154,692	384,963	423,832
Gross realized losses	(108,872)	(4,059)	—

The tax provision related to these gains was $15,578 and $140,934 for the year ended December 31, 2017 and 2016, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans (net of deferred loan fees of $152,047 at December 31, 2017, and $136,446 at December 31, 2016) are as follows:

	December 31,
	2017	2016
Commercial loans	$51,723,237	$52,262,209

Commercial real estate:
Construction	2,317,857	1,208,901
Other	140,186,324	122,968,126
Consumer:
Real Estate	70,797,973	77,131,816
Other	5,155,249	7,005,063
Total loans	270,180,640	260,576,115

Allowance for loan losses	(3,875,398)	(3,851,617)
Total loans, net	$266,305,242	$256,724,498

We had $113.4 million and $101.2 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at December 31, 2017 and 2016, respectively.

Our portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Our internal credit risk grading system is based on experience with similarly graded loans, industry best practices, and regulatory guidance. Our portfolio is graded in its entirety.

Our internally assigned grades pursuant to the Board-approved lending policy are as follows:

●	Excellent (1) The borrowing entity has more than adequate cash flow, unquestionable strength, strong earnings and capital, where applicable.

●	Good (2) The borrowing entity has dependable cash flow, better than average financial condition, good capital and no overdrafts.

●	Satisfactory (3) The borrowing entity has adequate cash flow, satisfactory financial condition, and explainable overdrafts (if any).

●	Watch (4) The borrowing entity has generally adequate, yet inconsistent cash flow, cyclical earnings, soft capital, loan to/from stockholders, and infrequent overdrafts. The borrower has consistent yet sometimes unpredictable sales and growth.

●	OAEM (5) The borrowing entity has marginal cash flow, occasional past dues, and frequent and unexpected working capital needs.

●	Substandard (6) The borrowing entity has cash flow barely sufficient to service debt, deteriorated financial condition, and bankruptcy is a possibility. The borrowing entity has declining sales, rising costs, and may need to look for secondary source of repayment.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Doubtful (7) The borrowing entity has negative cash flow. Survival of the business is at risk, full repayment is unlikely, and there are frequent and unexplained overdrafts. The borrowing entity shows declining trends and no operating profits.

●	Loss (8) The borrowing entity has negative cash flow with no alternatives. Survival of the business is unlikely.

The following tables illustrate credit risks by category and internally assigned grades at December 31, 2017 and December 31, 2016. “Pass” includes loans internally graded as excellent, good and satisfactory.

December 31, 2017
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$47,456,205	$1,936,335	$134,401,977	$68,570,298	$4,933,696	$257,298,511
Watch	2,403,978	381,522	3,605,621	1,934,802	185,746	8,511,669
OAEM	—	—	610,806	—	—	610,806
Sub-Standard	1,863,054	—	1,567,920	292,873	35,807	3,759,654
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$51,723,237	$2,317,857	$140,186,324	$70,797,973	$5,155,249	$270,180,640

December 31, 2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$48,289,944	$798,884	$116,490,396	$74,115,426	$6,728,367	$246,423,017
Watch	1,004,957	410,017	2,625,079	899,306	147,992	5,087,351
OAEM	1,666,048	—	995,549	630,957	28,939	3,321,493
Sub-Standard	1,301,260	—	2,857,102	1,486,127	99,765	5,744,254
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$52,262,209	$1,208,901	$122,968,126	$77,131,816	$7,005,063	$260,576,115

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables include an aging analysis of the recorded investment of past-due financing receivable by class.

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$3,531	$192,846	$—	$196,377	$51,526,860	$51,723,237	$—
Commercial Real Estate Construction	—	—	—	—	2,317,857	2,317,857	—
Commercial Real Estate Other	—	—	651,578	651,578	139,534,746	140,186,324	—
Consumer Real Estate	—	—	—	—	70,797,973	70,797,973	—
Consumer Other	10,302	—	34,107	44,409	5,110,840	5,155,249	34,107
Total	$13,833	$192,846	$685,685	$892,364	$269,288,276	$270,180,640	$34,107

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$438,159	$—	$—	$438,159	$51,824,050	$52,262,209	$—
Commercial Real Estate Construction	—	—	—	—	1,208,901	1,208,901	—
Commercial Real Estate Other	6,363	—	1,501,153	1,507,516	121,460,610	122,968,126	89,908
Consumer Real Estate	415,457	—	—	415,457	76,716,359	77,131,816	—
Consumer Other	56,784	—	33,322	90,106	6,914,957	7,005,063	33,322
Total	$916,763	$—	$1,534,475	$2,451,238	$258,124,877	$260,576,115	$123,230

There were two loans 90 days or more past due and still accruing interest at December 31, 2017. There were two loans 90 days or more past due and still accruing interest at December 31, 2016.

The following table summarizes the balances of non-accrual loans:

	Loans Receivable on Non-Accrual
	December 31, 2017	December 31, 2016
Commercial	$41,651	$61,781
Commercial Real Estate Construction	—	—
Commercial Real Estate Other	790,208	1,678,876
Consumer Real Estate	—	—
Consumer Other	—	964

Total	$831,859	$1,741,621

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the changes in the allowance and an allocation of the allowance by loan category at December 31, 2017, December 31, 2016 and December 31, 2015. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

	December 31, 2017
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,545,188	$51,469	$1,374,706	$726,391	$153,863	$3,851,617
Charge-offs	—	—	(180,587)	—	(4,862)	(185,449)
Recoveries	6,000	—	87,030	60,000	1,200	154,230
Provisions	(147,600)	(27,831)	268,606	10,527	(48,702)	55,000
Ending Balance	$1,403,588	$23,638	$1,549,755	$796,918	$101,499	$3,875,398

	December 31, 2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$896,854	$59,861	$1,345,094	$941,470	$174,548	$3,417,827
Charge-offs	(33,046)	—	(78,300)	(82,015)	(14,934)	(208,295)
Recoveries	—	—	65,000	—	7,085	72,085
Provisions	681,380	(8,392)	42,912	(133,064)	(12,836)	570,000
Ending Balance	$1,545,188	$51,469	$1,374,706	$726,391	$153,863	$3,851,617

	December 31, 2015
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,211,130	$42,904	$1,112,387	$863,351	$105,076	$3,334,848
Charge-offs	(99,737)	—	(55,252)	(6,075)	(40,007)	(201,071)
Recoveries	9,164	—	53,753	6,075	22,558	91,550
Provisions	(223,703)	16,957	234,206	78,119	86,921	192,500
Ending Balance	$896,854	$59,861	$1,345,094	$941,470	$174,548	$3,417,827

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans.

December 31, 2017
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$832,571	$—	$99,523	$43,042	$34,107	$1,009,243
Collectively evaluated for impairment	571,017	23,638	1,450,232	753,876	67,392	2,866,155
Total Allowance for Losses	$1,403,588	$23,638	$1,549,755	$796,918	$101,499	$3,875,398
Loans Receivable
Individually evaluated for impairment	$1,812,461	$—	$1,584,821	$292,873	$34,107	$3,724,262
Collectively evaluated for impairment	49,910,776	2,317,857	138,601,503	70,505,100	5,121,142	266,456,378
Total Loans Receivable	$51,723,237	$2,317,857	$140,186,324	$70,797,973	$5,155,249	$270,180,640

December 31, 2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$1,051,219	$—	$324,587	$43,119	$89,047	$1,507,972
Collectively evaluated for impairment	493,969	51,469	1,050,119	683,272	64,816	2,343,645
Total Allowance for Losses	$1,545,188	$51,469	$1,374,706	$726,391	$153,863	$3,851,617
Loans Receivable
Individually evaluated for impairment	$1,301,259	$—	$3,225,351	$1,286,127	$89,047	$5,901,784
Collectively evaluated for impairment	50,960,950	1,208,901	119,742,775	75,845,689	6,916,016	254,674,331
Total Loans Receivable	$52,262,209	$1,208,901	$122,968,126	$77,131,816	$7,005,063	$260,576,115

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017 and 2016, loans individually evaluated and considered impaired are presented in the following table.

	Impaired and Restructured Loans
	As of the year ended December 31,
	2017			2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$152,490	$152,490	$—	$250,040	$250,040	$—
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,058,601	1,058,601	—	2,174,770	2,174,770	—
Consumer Real Estate	249,754	249,754	—	1,243,008	1,243,008	—
Consumer Other	—	—	—	—	—	—
	$1,460,845	$1,460,845	$—	$3,667,818	$3,667,818	$—

With an allowance recorded:
Commercial	$1,659,971	$1,659,971	$832,571	$1,051,219	$1,051,219	$1,051,219
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	626,021	526,220	99,523	1,050,581	1,050,581	324,587
Consumer Real Estate	43,119	43,119	43,042	43,119	43,119	43,119
Consumer Other	34,107	34,107	34,107	89,047	89,047	89,047
	$2,363,218	$2,263,417	$1,009,243	$2,233,966	$2,233,966	$1,507,972

Total
Commercial	$1,812,461	$1,812,461	$832,571	$1,301,259	$1,301,259	$1,051,219
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,684,622	1,584,821	99,523	3,225,351	3,225,351	324,587
Consumer Real Estate	292,873	292,873	43,042	1,286,127	1,286,127	43,119
Consumer Other	34,107	34,107	34,107	89,047	89,047	89,047
	$3,824,063	$3,724,262	$1,009,243	$5,901,784	$5,901,784	$1,507,972

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	For the year ended December 31,
	2017		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$169,594	$9,700	$267,747	$12,282	$750,350	$43,853
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,062,516	43,755	2,267,288	81,582	2,500,204	128,352
Consumer Real Estate	249,754	12,649	1,242,515	22,111	450,117	17,035
Consumer Other	—	—	—	—	56,758	2,557
	$1,481,864	$66,104	$3,777,550	$115,975	$3,757,429	$191,797

With an allowance recorded:
Commercial	$1,736,896	$103,758	$1,087,559	$49,985	$1,009,765	$49,166
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	627,070	8,148	1,047,685	16,138	1,066,896	48,945
Consumer Real Estate	41,938	1,752	43,155	1,514	811,014	32,362
Consumer Other	35,591	1,869	94,945	5,533	55,439	3,540
Total	$2,441,495	$115,527	$2,273,344	$73,170	$2,943,114	$134,013

Commercial	$1,906,490	$113,458	$1,355,306	$62,267	$1,760,115	$93,019
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,689,586	51,903	3,314,973	97,720	3,567,100	177,297
Consumer Real Estate	291,692	14,401	1,285,670	23,625	1,261,131	49,397
Consumer Other	35,591	1,869	94,945	5,533	112,197	6,097
	$3,923,359	$181,631	$6,050,894	$189,145	$6,700,543	$325,810

In general, the modification or restructuring of a debt is considered a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of December 31, 2017, there was one TDR with a balance of $33,300, compared to two TDRs with a total balance of $378,392 as of December 31, 2016, and three TDRs with a total balance of $458,268 as of December 31, 2015. These TDRs were granted extended payment terms with no principal reduction. All TDRs were performing as agreed as of December 31, 2017 and 2016, respectively. No TDRs that were modified within the previous twelve months defaulted during the years ended December 31, 2017 and 2016.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CONCENTRATIONS OF CREDIT RISK

We grant short to intermediate term commercial and consumer loans to customers throughout our primary market area of Charleston, Berkeley and Dorchester counties of South Carolina. Our primary market area is heavily dependent on tourism and medical and legal services. Although we have a diversified loan portfolio, a substantial portion of our debtors’ ability to honor their contracts is dependent upon the stability of the economic environment in their primary market. The majority of the loan portfolio is located in our immediate market area with a concentration in real estate related activities and offices, medical offices, and attorneys’ offices.

Our loans were concentrated in the following categories.

	December 31, 2017	December 31, 2016
Commercial	19.14%	20.06%
Commercial Real Estate Construction	0.86%	0.46%
Commercial Real Estate Other	51.89%	47.20%
Consumer Real Estate	26.20%	29.59%
Consumer Other	1.91%	2.69%
Total Loans	100.00%	100.00%

6.	Premises, Equipment and Leasehold Improvements

Premises, equipment and leasehold improvements are summarized in the table below.

	December 31,
	2017	2016

Bank buildings	$1,824,613	$1,824,613
Land	838,075	838,075
Leasehold purchase	30,000	30,000
Lease improvements	690,212	690,212
Construction in process	11,754	11,754
Equipment	3,405,686	3,264,488
	6,800,340	6,659,142
Accumulated depreciation	(4,555,815)	(4,362,518)
Total	$2,244,525	$2,296,624

Depreciation and amortization on our bank premises and equipment charged to operating expense totaled $193,298 in 2017, $189,188 in 2016, and $196,827 in 2015.

We entered into agreements to lease parking and office facilities under non-cancellable operating lease agreements expiring on various dates through 2039. We may, at our option, extend the lease of our Summerville office at 100 North Main Street for two additional ten-year periods; and extend the land lease where our Mt. Pleasant office is located for five additional five-year periods.

We rent office space at 1071 Morrison Drive, Charleston, South Carolina, from a related party, to house our Mortgage Department. Rent expense for this lease was $54,720, $51,690, and $50,184 for the years ended December 31, 2017, 2016, and 2015, respectively. This lease expires June 30, 2019.

We own the land and improvements at our West Ashley office located at 2027 Sam Rittenberg Boulevard, Charleston, South Carolina.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management intends to exercise its option on the lease agreements. Lease payments below include the lease renewals. Minimum rental commitments for these leases as of December 31, 2017 are presented in the table below.

2018	$580,028
2019	594,713
2020	547,650
2021	552,922
2022 and thereafter	11,136,228
Total	$13,411,541

Total rental expense was $612,717, $594,567, and $591,058 in 2017, 2016 and 2015, respectively.

On January 28, 2014, we signed a lease to open a banking office located on Highway 78, North Charleston, South Carolina (copy of the lease incorporated as Exhibit 10.8 in the 2013 10-K and copy of the Assignment and Assumption of Lease incorporated as Exhibit 10.9, First Amendment to the Lease incorporated as Exhibit 10.10 and Second Amendment to the Lease incorporated as Exhibit 10.11 in the 2015 10-K). The original lease agreement was terminated but a new lease agreement was executed on July 31, 2017 for the same location (copy of lease incorporated as Exhibit 10.13 in the June 30, 2017 10Q). The building is expected to be completed in the future. Rental payments do not commence until we take control of our space.

7.	OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned at December 31, 2017 and December 31, 2016.

	December 31, 2017	December 31, 2016
Balance, beginning of year	$521,943	$620,394
Additions-foreclosure	90,832	—
Sales	(90,832)	(98,451)
Write-downs	(86,464)	—
Balance, end of year	$435,479	$521,943

As of December 31, 2017, we had one property with a balance of $435,479 classified as OREO. Another property valued at $90,832 classified as OREO during 2017 was ultimately sold at a loss of $1,477. We had one property valued at $521,943 classified as OREO as of December 31, 2016. Another property valued at $98,451 classified as OREO during 2015 was ultimately sold at a loss of $13,450 during 2016.

8.	DEPOSITS

At December 31, 2017 and 2016, certificates of deposit of $250,000 or more totaled approximately $18,624,924 and $17,822,136, respectively.

At December 31, 2017, the scheduled maturities of certificates of deposit are presented in the table below.

2018	$34,585,073
2019	5,891,415
2020	398,505
2021	577,407
2022 and thereafter	468,016
$41,920,416

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, deposits with a deficit balance of $66,479 were re-classified as other loans, compared to $24,963 at December 31, 2016.

9.	Short-Term Borrowings

Securities sold under agreements to repurchase with customers mature on demand. At December 31, 2017 and 2016, there were no securities sold under agreements to repurchase. There was no amount outstanding at any month-end during 2017 and 2016.

At December 31, 2017 and 2016, we had no outstanding federal funds purchased. We have a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement, we may borrow up to $88.2 million. We established this arrangement as an additional source of liquidity. There have been no borrowings under this arrangement.

At December 31, 2017 and 2016, the Bank had unused short-term lines of credit totaling approximately $23.0 million and $21.0 million, respectively (which are withdrawable at the lender’s option).

10.	Income Taxes

On December 22, 2017, the President of the United States signed into law the 2017 Tax Act. The 2017 Tax Act includes a number of changes to the existing U.S. tax laws that impact the Company, most notably a reduction in the U.S. corporate income tax rate from 34 percent to 21 percent for tax years beginning after December 31, 2017.

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 consolidated financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company did not identify items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

Total income taxes for the years ended December 31, 2017, 2016 and 2015 are presented in the table below.

	For the year ended December 31,
	2017	2016	2015
Income tax expense	$2,814,634	$1,688,433	$2,287,248
Unrealized gains (losses) on securities available for sale presented in accumulated other comprehensive income (loss)	(116,007)	(939,482)	(147,104)
Total	$2,698,627	$748,951	$2,140,144

Income tax expense was as follows:

	For the year ended December 31,
	2017	2016	2015
Current income taxes
Federal	$2,538,272	$2,438,687	$2,102,154
State	—	—	224,083
Total current tax expense	2,538,272	2,438,687	2,326,237
Deferred income tax (benefit) expense	276,362	(750,254)	(38,989)
Total income tax expense	$2,814,634	$1,688,433	$2,287,248

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The differences between actual income tax expense and the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods indicated are reconciled in the table below.

	For the year ended December 31,
	2017	2016	2015
Computed “expected” tax expense	$2,623,595	$2,358,069	$2,438,322

Increase (reduction) in income taxes resulting from:
Tax rate change impact	666,674	—	—
Amortization of credit and gain	163,411	163,411	—
Stock based compensation	24,378	26,012	26,856
Valuation allowance	16,952	4,314	11,093
Other	(4,768)	(203,854)	5,052
State income tax, net of federal benefit	(329,412)	(319,525)	147,895
Tax exempt interest income	(346,196)	(339,994)	(341,970)
	$2,814,634	$1,688,433	$2,287,248

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below.

	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$782,714	$1,248,551
State credit carryforward	488,052	236,536
Unrealized loss on securities available for sale	284,877	356,562
Passthrough income	70,603	—
State net operating loss carryforward	67,253	50,301
Nonaccrual interest	19,209	—
OREO	18,157	—
Other	5,214	45,661
Total gross deferred tax assets	1,736,079	1,937,611
Valuation allowance	(67,253)	(50,301)
Total gross deferred tax assets, net of valuation allowance	1,668,826	1,887,310

Deferred tax liabilities:
Prepaid expenses	(210)	(2,779)
Deferred loan fees	(31,930)	(46,392)
Fixed assets, principally due to differences in depreciation	(36,424)	(52,236)
Other	(53,591)	(78,877)
Total gross deferred tax liabilities	(122,155)	(180,284)

Net deferred tax assets	$1,546,671	$1,707,026

In 2016, the Company invested in a South Carolina Rehabilitation Credit. The tax credit is included in deferred tax assets and is being amortized. Amortization expense recognized for the years ended December 31, 2017 and 2016 was $306,105 and $325,000, respectively, and is included in other operating expense on the statement of operations.

There was a $67,253 valuation allowance for deferred tax assets at December 31, 2017 and $50,301 at December 31, 2016 associated with the Company’s state net operating loss. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2017. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34 percent to 21 percent, resulting in a $666,674 increase in income tax expense for the year ended December 31, 2017 and a corresponding $666,674 decrease in net deferred tax assets as of December 31, 2017.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable regulations.

Tax returns for 2014 and subsequent years are subject to examination by taxing authorities.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If deemed necessary, the amount of collateral obtained upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $92,869,285 and $81,234,269 at December 31, 2017 and 2016, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure by our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At December 31, 2017 and 2016, we have recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2017 and 2016 was $1,219,644 and $793,992, respectively.

12.	RELATED PARTY TRANSACTIONS

In the opinion of management, loans to our executive officers and directors are made on substantially the same terms, including interest rates and collateral, as those terms prevailing at the time for comparable loans with persons not related to the lender that do not involve more than the normal risk of collectability. There were no past due loans to our executive officers as of December 31, 2017 and 2016.

BANK OF SOUTH CAROLINA CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes related party loans.

	December 31,
	2017	2016

Balance at beginning of year	$3,944,140	$6,523,137
New loans or advances	2,879,435	4,833,545
Repayments	(2,253,795)	(7,412,542)
Balance at end of year	$4,569,780	$3,944,140

At December 31, 2017 and 2016, total deposits held by related parties were $7,180,958 and $4,376,563, respectively.

The Company also leased office space from a related party as discussed in the Premises, Equipment and Leasehold Improvements footnote.

13.	Other Expense

The table below summarizes of the components of other operating expense.

	For the year ended December 31,
	2017	2016	2015
Advertising and business development	$10,844	$16,159	$16,662
Supplies	75,965	94,006	111,604
Telephone and postage	207,526	194,853	188,052
Insurance	44,613	42,192	42,504
Professional fees	454,882	431,424	423,319
Data processing services	585,497	594,550	518,788
State and FDIC insurance and fees	165,280	242,926	228,627
Courier service	82,907	96,823	95,877
Amortization of state tax credit	306,105	325,000	—
Other	584,118	601,843	542,949
Total other expense	$2,517,737	$2,639,776	$2,168,382

14.	Stock Incentive Plan

We have a Stock Incentive Plan which was approved in 1998 with 180,000 (329,422 adjusted for three 10% stock dividends, a 10% stock distribution, and a 25% stock dividend) shares reserved and a Stock Incentive Plan which was approved in 2010 with 300,000 (330,000 adjusted for a 10% stock dividend) shares reserved. Under both Plans, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. All employees are eligible to participate in this plan if the Executive/Long-Range Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to our profits or growth.

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

BANK OF SOUTH CAROLINA CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2017	2016	2015
Risk free interest rate	2.43%	2.33%	1.96%	2.33%
Expected life (in years)	7.5	10	10	10
Expected stock price volatility	34.20%	27.95%	19.62%	19.62%
Dividend yield	4.00%	3.47%	4.13%	4.13%

There are currently options to purchase 1,600 shares outstanding and exercisable under the 1998 Omnibus Stock Incentive Plan with options to purchase 1,600 shares exercisable at December 31, 2017. This plan has expired, however, shares granted before the expiration date may still be exercised.

The following table presents a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plans for the years ended December 31.

	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	140,905	$11.06	183,302	$10.81	176,181	$10.48
Granted	9,250	21.56	10,000	15.99	23,650	14.44
Expired	—	—	—	—	—	—
Exercised	(33,140)	10.28	(39,539)	10.26	(9,378)	13.11
Forfeited	(11,300)	15.42	(12,858)	13.84	(7,151)	11.64
Outstanding, December 31	105,715	$11.87	140,905	$11.06	183,302	$10.81
Exercisable at year end	28,813	$9.74	12,620	$11.50	17,457	$12.95

Information has been retroactively adjusted for the 2015 10% stock dividend as applicable.

BANK OF SOUTH CAROLINA CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information pertaining to options outstanding at December 31, 2017.

December 31, 2017
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value of Outstanding Options	Number of Options Exercisable	Weighted Average Exercise Price	Intrinsic Value of Exercisable Options
$9.47	51,890	3.50	$9.47	$530,554	20,756	$9.47	$212,221
$9.79	5,280	2.70	$9.79	$52,296	3,168	$9.79	$31,378
$10.10	7,645	4.60	$10.10	$73,351	1,529	$10.10	$14,670
$10.61	3,300	3.20	$10.61	$29,979	1,320	$10.61	$11,992
$10.91	2,200	4.90	$10.91	$19,326	440	$10.91	$3,865
$11.73	1,600	0.20	$11.73	$12,743	1,600	$11.73	$12,743
$13.49	4,950	6.60	$13.49	$30,713	—	$—	$—
$13.64	2,200	5.90	$13.64	$13,320	—	$—	$—
$14.35	12,925	7.50	$14.35	$69,079	—	$—	$—
$14.98	3,300	7.60	$14.98	$15,558	—	$—	$—
$15.99	5,000	8.30	$15.99	$18,523	—	$—	$—
$20.90	2,500	9.90	$20.90	$(3,014)	—	$—	$—
$21.80	3,750	21.80	$21.80	$(7,895)	—	$—	$—
	106,540	9.90	$11.87	$854,533	28,813	$9.74	$286,869

All relevant information has been retroactively adjusted for the 2015 10% stock dividend.

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015, were $311,836, $273,979, and $14,272, respectively.

We recognized compensation cost for the years ended December 31, 2017, 2016 and 2015 in the amount of $71,701, $76,529, and $78,987, respectively, related to the granted options.

As of December 31, 2017, there was a total of $284,123 in unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.81 years.

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

The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses amounted to $375,000 during the year ended December 31, 2017, $345,000 during the year ended December 31, 2016, and $315,000 for the year ended December 31, 2015. The plan currently owns 286,013 shares of common stock of Bank of South Carolina Corporation.

BANK OF SOUTH CAROLINA CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A participant vests in the ESOP based upon the participant’s credited years of service. The vesting schedule is as follows:

●	1 Year of Service	0% Vested

●	2 Years of Service	25% Vested

●	3 Years of Service	50% Vested

●	4 Years of Service	75% Vested

●	5 Years of Service	100% Vested

Periodically the Internal Revenue Service “IRS” requires a restatement of a qualified retirement plan to ensure that the plan document includes provisions required by legislative and regulatory changes made since the last restatement. There have been no substantive changes to the plan. The Board of Directors approved a restated plan, on January 26, 2012 (incorporated as Exhibit 10.5 in the 2011 10-K). The Plan was submitted to the IRS for approval and a determination letter was issued September 26, 2013, stating that the plan satisfies the requirements of Code Section 4975(e)(7). On January 26, 2017, the Board of Directors approved a restated plan (incorporated as Exhibit 10.6 in the 2016 10-K). The Plan was submitted to the IRS for approval and a determination letter was issued November 17, 2017, stating that the plan satisfies the requirements of Code Section 4975(e)(7).

16.	DIVIDENDS

The Bank’s ability to pay dividends to the Company is restricted by the laws and regulations of the State of South Carolina. Generally, these restrictions allow the Bank to pay dividends from current earnings without the prior written consent of the South Carolina Commissioner of Banking, if it received a satisfactory rating at its most recent examination. Cash dividends when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. The Bank paid dividends of $2,685,000, $2,340,000, and $2,475,000 to the Company during the years ended December 31, 2017, 2016 and 2015, respectively.

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

BANK OF SOUTH CAROLINA CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of the reconciliation of average shares outstanding for the years ended December 31.

	2017	2016	2015
Numerator:
Net income	$4,901,825	$5,247,063	$4,884,288

Denominator:

Weighted average shares outstanding	4,973,637	4,935,349	4,912,499
Effect of dilutive shares	84,715	118,765	154,586
Weighted average shares outstanding-diluted	5,058,352	5,054,114	5,067,085

Earnings per share - basic	$0.99	$1.06	$0.99
Earnings per share - diluted	$0.97	$1.04	$0.96

18.	Regulatory Capital Requirements

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

Current quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. We believe that the Company and the Bank meet all capital adequacy requirements to which they were subject at December 31, 2017 and 2016.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.50% and a common equity Tier 1 capital conservation buffer of 2.50% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.00% to 6.00% and requires a minimum leverage ratio of 4.00%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. All final rule requirements will be phased in over a multi-year schedule. The capital conservation buffer in effect for the year ended December 31, 2017 was 1.25%.

At December 31, 2017, the Bank was categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10.00%, 8.00%, 6.50% and 5.00%, respectively, and to be categorized as “adequately capitalized,” the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8.00%, 6.00%, 4.50%, and 4.00%, respectively.

BANK OF SOUTH CAROLINA CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the actual and required capital amounts and ratios for the Company and Bank at December 31, 2017 and 2016:

	December 31, 2017
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets:
Company	$47,986	15.97%	$23,213	8.00%	N/A	N/A
Bank	$47,100	15.69%	$24,020	8.00%	$30,025	10.00%

Tier 1 capital to risk-weighted assets:
Company	$44,253	14.73%	$17,410	6.00%	N/A	N/A
Bank	$43,344	14.44%	$18,015	6.00%	$24,020	8.00%

Tier 1 capital to average assets:
Company	$44,253	10.01%	$16,738	4.00%	N/A	N/A
Bank	$43,344	9.82%	$17,661	4.00%	$22,077	5.00%

Common equity Tier 1 capital:
Company	$44,253	14.73%	$13,058	4.50%	N/A	N/A
Bank	$43,344	14.44%	$13,511	4.50%	$19,516	6.50%

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets:
Company	$44,850	15.46%	$23,213	8.00%	N/A	N/A
Bank	$44,544	15.36%	$23,207	8.00%	$29,009	10.00%

Tier 1 capital to risk-weighted assets:
Company	$41,220	14.21%	$17,410	6.00%	N/A	N/A
Bank	$40,915	14.10%	$17,405	6.00%	$23,207	8.00%

Tier 1 capital to average assets:
Company	$41,220	9.85%	$16,738	4.00%	N/A	N/A
Bank	$40,915	9.78%	$16,735	4.00%	$20,919	5.00%

Common equity Tier 1 capital:
Company	$41,220	14.21%	$13,058	4.50%	N/A	N/A
Bank	$40,915	14.10%	$13,054	4.50%	$18,856	6.50%

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

BANK OF SOUTH CAROLINA CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments

Derivative instruments include interest rate lock commitments and forward sale commitments. These instruments are valued based on the change in the value of the underlying loan between the commitment date and the end of the period. We classify these instruments as Level 3. The fair value of these commitments was not significant at December 31, 2017 or 2016.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016 are as follows:

December 31, 2017
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. Treasury Notes	$35,559,845	$—	$—	$35,559,845
Government Sponsored Enterprises	—	63,556,504	—	63,556,504
Municipal Securities	—	28,675,012	11,458,889	40,133,901
Total	$35,559,845	$92,231,516	$11,458,889	$139,250,250

December 31, 2016
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. Treasury Notes	$23,939,063	$—	$—	$23,939,063
Government Sponsored Enterprises	—	51,034,091	—	51,034,091
Municipal Securities	—	31,027,933	13,977,857	45,005,790
Total	$23,939,063	$82,062,024	$13,977,857	$119,978,944

There were no liabilities recorded at fair value on a recurring basis as of December 31, 2017 or December 31, 2016.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Beginning balance	$13,977,857	$5,217,678
Total gains or (losses) (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	137,751	(818,821)
Purchases, issuances and settlements, net of maturities	(2,656,719)	9,579,000
Transfers in and/or out of Level 3	—	—
Ending balance	$11,458,889	$13,977,857

There were no transfers between fair value levels in 2017 or 2016.

BANK OF SOUTH CAROLINA CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following paragraphs describe the valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

OREO

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

In accordance with ASC 820, Fair Value Measurement, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. At December 31, 2017 and December 31, 2016, substantially all of the impaired loans were evaluated based on the fair value of the collateral. These impaired loans are classified as Level 3. Impaired loans measured using discounted future cash flows are not deemed to be measured at fair value.

Mortgage Loans to be Sold

Mortgage loans to be sold carried at the lower of cost or market value. The fair values of mortgage loans to be sold are based on current market rates from investors within the secondary market for loans with similar characteristics. Carrying value approximates fair value. These loans are classified as Level 2.

BANK OF SOUTH CAROLINA CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an on going basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2017, and 2016.

December 31, 2017
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$1,735,051	$1,735,051
Other real estate owned	—	—	435,479	435,479
Mortgage loans to be sold	—	2,093,723	—	2,093,723
Total	$—	$2,093,723	$2,170,530	$4,264,253

December 31, 2016
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$4,143,772	$4,143,772
Other real estate owned	—	—	521,943	521,943
Mortgage loans to be sold	—	4,386,210	—	4,386,210
Total	$—	$4,386,210	$4,665,715	$9,051,925

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2017 or 2016.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2017:

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs
Impaired Loans	Appraisal Value/ Comparison Sales/Other Estimates	Appraisals and/or Sales of Comparable Properties	Appraisals Discounted 10% to 20% for Sales Commissions and Other Holding Costs

Other Real Estate Owned	Appraisal Value/ Comparison Sales/Other Estimates	Appraisals and/or Sales of Comparable Properties	Appraisals Discounted 10% to 20% for Sales Commissions and Other Holding Costs

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

c. Loans

The carrying values of variable rate consumer and commercial loans and consumer and commercial loans with remaining maturities of three months or less, approximate fair value. The fair values of fixed rate consumer and commercial loans with maturities greater than three months are determined using a discounted cash flow analysis and assume the rate being offered on these types of loans at December 31, 2017 and December 31, 2016, approximate market.

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

e. Accrued interest receivable and payable

Since these financial instruments will typically be received or paid within three months, the carrying amounts of such instruments are deemed a reasonable estimate of fair value.

f. Loan commitments

Estimates of the fair value of these off-balance sheet items are not made because of the short-term nature of these arrangements and the credit standing on the counterparties.

BANK OF SOUTH CAROLINA CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of December 31, 2017 and December 31, 2016.

Fair Value Measurements at December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$8,486,025	$8,486,025	$8,486,025	$—	$—
Interest-bearing deposits at the Federal Reserve	24,034,194	24,034,194	24,034,194	—	—
Investment securities available for sale	139,250,250	139,250,250	35,559,845	92,231,516	11,458,889
Mortgage loans to be sold	2,093,723	2,093,723	—	2,093,723	—
Net loans	266,305,242	265,277,204	—	—	265,277,204
Accrued interest receivable	1,720,920	1,720,920	—	1,720,920	—
Financial Liabilities:
Demand deposits	360,967,884	360,967,884	—	360,967,884	—
Time deposits	41,920,416	40,722,870	—	40,722,870	—
Accrued interest payable	96,190	96,190	—	96,190	—

Fair Value Measurements at December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$8,141,030	$8,141,030	$8,141,030	$—	$—
Interest-bearing deposits at the Federal Reserve	18,101,300	18,101,300	18,101,300	—	—
Investment securities available for sale	119,978,944	119,978,944	23,939,063	82,062,024	13,977,857
Mortgage loans to be sold	4,386,210	4,386,210	—	4,386,210	—
Net loans	256,724,498	256,555,052	—	—	256,555,052
Accrued interest receivable	1,614,002	1,614,002	—	1,614,002	—
Financial Liabilities:
Demand deposits	328,681,594	328,681,594	—	328,681,594	—
Time deposits	43,841,257	43,856,383	—	43,856,383	—
Accrued interest payable	51,629	51,629	—	51,629	—

BANK OF SOUTH CAROLINA CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the components of accumulated other comprehensive income (loss) and changes in those components as of and for the years ended December 31:

Available for sale securities
Balance December 31, 2014	$1,243,022
Change in net unrealized gains (losses) on securities available for sale	26,255
Reclassification adjustment for net securities gains included in net income	(423,832)
Income tax expense (benefit)	147,104

Balance December 31, 2015	992,549
Change in net unrealized gains (losses) on securities available for sale	(2,158,236)
Reclassification adjustment for net securities gains included in net income	(380,904)
Income tax expense	939,482

Balance December 31, 2016	(607,109)
Change in net unrealized gains (losses) on securities available for sale	(347,066)
Reclassification adjustment for net securities gains included in net income	(45,820)
Income tax expense	116,007
Reclassification of tax effects stranded in other comprehensive income by tax reform	187,692
Balance December 31, 2017	$(696,296)

The following table shows the line items in the consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income (loss):

	Year ended December 31,
	2017	2016	2015
Gain on sale of investments, net	$45,820	$380,904	$423,832
Tax effect	(15,578)	(140,934)	—
Total reclassification, net of tax	$30,242	$239,970	$423,832

21.	Bank of South Carolina Corporation - Parent Company

The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2017 and 2016, and the related condensed statements of income and cash flows for the years ended December 31, 2017, 2016 and 2015, are as follows:

Condensed Statements of Financial Condition
	2017	2016
Assets
Cash	$947,216	$922,595
Investment in wholly-owned bank subsidiary	42,437,503	40,308,166
Other assets	127,274	76,077
Total assets	$43,511,993	$41,306,838

Liabilities and shareholders’equity
Other liabilities	747,358	693,864
Shareholders’ equity	42,764,635	40,612,974
Total liabilities and shareholders’ equity	$43,511,993	$41,306,838

BANK OF SOUTH CAROLINA CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Income
	2017	2016	2015
Interest income	$484	$571	$302
Net operating expenses	(189,872)	(177,612)	(195,636)
Dividends received from bank	2,685,000	2,340,000	2,475,000
Equity in undistributed earnings of subsidiary	2,406,213	3,084,104	2,604,622
Net income	$4,901,825	$5,247,063	$4,884,288

Condensed Statements of Cash Flows
	2017	2016	2015
Cash flows from operating activities:
Net income	$4,901,825	$5,247,063	$4,884,288
Stock-based compensation expense	71,701	76,529	78,987
Equity in undistributed earnings of subsidiary	(2,406,213)	(3,084,104)	(2,604,622)
Decrease (increase) in other assets	(51,197)	(55,923)	202,043
Increase in other liabilities	151	—	—
Net cash provided by operating activities	2,516,267	2,183,565	2,560,696

Cash flows from financing activities:
Dividends paid	(2,832,489)	(2,613,715)	(2,380,062)
Cash in lieu of fractional shares	—	—	(4,778)
Stock options exercised	340,843	405,749	122,946
Net cash used by financing activities	(2,491,646)	(2,207,966)	(2,261,894)

Net increase (decrease) in cash	24,621	(24,401)	298,802
Cash at the beginning of the year	922,595	946,996	648,194
Cash at the end of the year	$947,216	$922,595	$946,996

Supplemental disclosure for non-cash investing and financing activity
Change in dividends payable	$53,340	$54,706	$59,178

BANK OF SOUTH CAROLINA CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Quarterly Results of Operations (unaudited)

The tables below represent the quarterly results of operations for the years ended December 31, 2017 and 2016, respectively:

	2017
	Fourth	Third	Second	First
Total interest and fee income	$4,327,409	$4,117,032	$3,933,285	$3,791,421
Total interest expense	109,934	110,625	106,522	96,782
Net interest income	4,217,475	4,006,407	3,826,763	3,694,639
Provision for loan losses	2,500	20,000	30,000	2,500
Net interest income after provision for loan losses	4,214,975	3,986,407	3,796,763	3,692,139
Other income	538,236	481,882	696,479	551,874
Other expense	2,696,005	2,484,538	2,590,123	2,471,630
Income before income tax expense	2,057,206	1,983,751	1,903,119	1,772,383
Income tax expense	1,208,507	543,098	516,734	546,295
Net income	$848,699	$1,440,653	$1,386,385	$1,226,088

Basic income per common share	$0.17	$0.29	$0.28	$0.25
Diluted income per common share	$0.17	$0.29	$0.27	$0.24

	2016
	Fourth	Third	Second	First
Total interest and fee income	$3,862,720	$4,030,143	$3,770,669	$3,632,065
Total interest expense	95,146	96,467	92,988	94,139
Net interest income	3,767,574	3,933,676	3,677,681	3,537,926
Provision for loan losses	175,000	210,000	140,000	45,000
Net interest income after provision for loan losses	3,592,574	3,723,676	3,537,681	3,492,926
Other income	638,896	686,586	729,572	806,029
Other expense	2,715,147	2,584,268	2,436,881	2,536,148
Income before income tax expense	1,516,323	1,825,994	1,830,372	1,762,807
Income tax expense	203,444	399,656	518,262	567,071
Net income	$1,312,879	$1,426,338	$1,312,110	$1,195,736

Basic income per common share	$0.27	$0.28	$0.27	$0.24
Diluted income per common share	$0.26	$0.28	$0.26	$0.24

Item 9.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.

Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of December 31, 2017 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Based on this assessment, management believes that as of December 31, 2017, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.

Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2017 that was not reported.

PART III

Item 10.

Directors, Executive Officers, Promoters and Corporate Governance

The information required by this item contained under the sections captioned “Proposal 1: To elect nineteen Directors of Bank of South Carolina Corporation to serve until the Company’s 2019 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” included on pages 4-22 in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 10, 2018, a copy of which has been filed with the SEC, the “Proxy Statement”, is incorporated in this document by reference.

Executive Officers The information concerning the Company’s executive officers is contained under the section captioned “Proposal 1: To elect nineteen Directors of Bank of South Carolina Corporation to serve until the Company’s 2019 Annual Meeting of Shareholders,” included on pages 3-4 of the Company’s Proxy Statement, and is incorporated in this document by reference.

Audit and Compliance Committee Financial Expert The Audit and Compliance Committee of the Company is composed of Directors Linda J. Bradley McKee, PhD, CPA, David W. Bunch, William L. Hiott, Jr., Karen J. Phillips, and Steve D. Swanson (Chairman). The Board has selected the Audit and Compliance Committee members based on its determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company’s financial statements. Each member of the Audit and Compliance Committee is “independent” as defined in the NASDAQ Stock Market listing standards for audit committee members.

The Board of Directors has determined that Linda J. Bradley McKee, PhD, CPA, qualifies as a financial expert within the meaning of SEC rules and regulations and has designated Dr. Bradley McKee as the Audit and Compliance Committee financial expert. Director Bradley McKee is independent as that term is used in Schedule 14A promulgated under the Exchange Act.

Code of Ethics The Company has adopted a “Code of Ethics”, applicable to the Chairman of the Board, the President/Chief Executive Officer, the Chief Financial Officer/ Executive Vice President, the Chief Operating Officer/Executive Vice President and the Senior Lender/Executive Vice President and a “Code of Conduct” for Directors, officers and employees. A copy of these policies may be obtained at the Company’s website: http:// www.banksc.com.

Compliance with Insider Reporting The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is included on page 14 of the Company’s Proxy Statement and is incorporated in this document by reference.

Change in Bylaws The Company and the Bank each amended their bylaws on December 21, 2017 to (i) prohibit the offices of Chairman of the Board and President be held by the same person and(ii) provide that the President will report to the Chairman of the Board.

Item 11.

Executive Compensation

The information required by this item is incorporated by reference to the Section captioned “Directors Compensation” and “Executive Compensation-Compensation Discussion and Analysis” included on pages 15-20 of the Proxy Statement.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership and Certain Beneficial Owners

Information required by this item is incorporated in this document by reference to the Section captioned “Security Ownership of Certain Beneficial Owners and Management”, included on page 8-15 of the Proxy Statement.

Security Ownership of Management

Information required by this item is incorporated in this document by reference to the Section captioned “Security Ownership of Certain Beneficial Owners and Management”, included on pages 8-20 of the Proxy Statement.

Changes in Control

Management is not aware of any arrangements, including any pledge by any shareholder of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this document by reference to the Sections captioned “Proposal 1: To elect nineteen Directors of Bank of South Carolina Corporation to serve until the Company’s 2019 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters”, included on pages 3-20 of the Proxy Statement.

Item 14.

Principal Accounting Fees and Services

The information required by this item is incorporated in this document by reference to “Proposal 2:To ratify the appointment by the Audit and Compliance Committee of the Company’s Board of Directors of Elliott Davis, LLC as the Company’s independent registered public accounting firm for the year ended December 31, 2018” and “Auditing and Related Fees”, included on page 20-21 of the Proxy Statement.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

1.	The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-K and listed on pages as indicated.

2.	Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)

3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)

3.1	By-laws of the Registrant (Filed with 1995 10-KSB)

3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S-3 on June 23, 2011)

4.0	2017 Proxy Statement (Filed with 2016 10-K)

10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)

10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)

10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)

10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)

Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with March 31, 2013 10-Q)

10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)

10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)

Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)

Employee Stock Ownership Plan, Restated (Incorporated herein)

10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)

10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)

10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)

10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)

10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)

10.12	Extension to Lease Agreement for 256 Meeting Street (Filed with September 30, 2017 10-Q)

10.13	North Charleston Lease Agreement (Filed with June 30, 2017 10-Q)

10.14	Sublease Amendment for Parking Facilities at 256 Meeting Street (Filed with September 30, 2017 10-Q)

13.0	2016 10-K (Incorporated herein)

14.0	Code of Ethics (Filed with 2004 10-KSB)

21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)

The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Executive Officer

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Financial Officer

32.1	Certification pursuant to Section 1350

32.2	Certification pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2018	BANK OF SOUTH CAROLINA CORPORATION

	BY:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 5, 2018	/s/David W. Bunch
David W. Bunch, Director

March 5, 2018	/s/Graham M. Eubank, Jr.
Graham M. Eubank, Jr., Director

March 5, 2018	/s/Elizabeth M. Hagood
Elizabeth M. Hagood, Director

March 5, 2018	/s/Fleetwood S. Hassell
Fleetwood S. Hassell, President/Chief
Executive Officer, Director

March 5, 2018	/s/Glen B. Haynes, DVM
Glen B. Haynes, DVM, Director

March 5, 2018	/s/William L. Hiott, Jr.
William L. Hiott, Jr., Director

March 5, 2018	/s/Richard W. Hutson, Jr.
Richard W. Hutson, Jr., Director

March 5, 2018	/s/Charles G. Lane
Charles G. Lane, Director

March 5, 2018	/s/Hugh C. Lane, Jr.
Hugh C. Lane, Jr., Chairman of
the Board, Director

March 5, 2018	/s/Linda. J. Bradley McKee, PHD, CPA
Linda J. Bradley McKee, PHD, CPA, Director

March 5, 2018	/s/Alan I. Nussbaum
Alan I. Nussbaum, MD, Director

March 5, 2018	/s/Edmund Rhett, Jr.
Edmund Rhett, Jr., MD, Director

March 5, 2018	/s/Karen J. Phillips
Karen J. Phillips, Director

March 5, 2018	/s/Malcolm M. Rhodes
Malcolm M. Rhodes, MD, Director

March 5, 2018	/s/Douglas H. Sass
Douglas H. Sass, Executive Vice President, Director

March 5, 2018	/s/Sheryl G. Sharry
Sheryl G. Sharry. Director

March 5, 2018	/s/Steve D. Swanson
Steve D. Swanson, Director