Form 10-Q
period 2018-03-31
BANK OF SOUTH CAROLINA CORP
filed 2018-05-11
CIK 1007273

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Company Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

As of May 11, 2018, there were 5,491,177 Common Shares outstanding.

Bank of South Carolina Corporation and Subsidiary
Table of Contents

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2018	(Audited) December 31, 2017
ASSETS
Cash and due from banks	$6,952,114	$8,486,025
Interest-bearing deposits in other banks	27,468,258	24,034,194
Investment securities available for sale	125,914,894	139,250,250
Mortgage loans to be sold	3,640,385	2,093,723
Loans	267,998,436	270,180,640
Less: Allowance for loan losses	(3,830,520)	(3,875,398)
Net loans	264,167,916	266,305,242
Premises, equipment and leasehold improvements, net	2,244,811	2,244,525
Other real estate owned	435,479	435,479
Accrued interest receivable	1,368,258	1,720,920
Other assets	2,457,074	1,996,140
Total assets	$434,649,189	$446,566,498

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest-bearing demand	$141,607,977	$139,256,748
Interest-bearing demand	100,596,328	108,967,196
Money market accounts	68,937,190	77,833,728
Time deposits over $250,000	17,278,762	18,624,924
Other time deposits	23,881,449	23,295,492
Other savings deposits	38,383,858	34,910,212
Total deposits	390,685,564	402,888,300
Accrued interest payable and other liabilities	1,346,776	913,563
Total liabilities	392,032,340	403,801,863

Shareholders’ equity
Common stock-no par, 12,000,000 shares authorized; 5,755,503 and 5,753,743 shares issued at March 31, 2018 and December 31, 2017, respectively; 5,489,967 and 5,488,207 shares outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid in capital	46,608,558	37,236,566
Retained earnings	—	8,471,780
Treasury stock: 265,536 shares at March 31, 2018 and December 31, 2017	(2,247,415)	(2,247,415)
Accumulated other comprehensive loss, net of income taxes	(1,744,294)	(696,296)
Total shareholders’ equity	42,616,849	42,764,635
Total liabilities and shareholders’ equity	$434,649,189	$446,566,498

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Interest and fee income
Loans, including fees	$3,558,986	$3,141,738
Taxable securities	470,503	338,847
Tax-exempt securities	228,067	270,885
Other	62,453	39,951
Total interest and fee income	4,320,009	3,791,421

Interest expense
Deposits	109,830	96,782
Total interest expense	109,830	96,782

Net interest income	4,210,179	3,694,639
Provision for loan losses	55,000	2,500
Net interest income after provision for loan losses	4,155,179	3,692,139

Other income
Service charges, fees and commissions	295,291	269,566
Mortgage banking income	139,915	275,105
Gains on sales of securities	4,348	—
Other non-interest income	8,391	7,203
Total other income	447,945	551,874

Other expense
Salaries and employee benefits	1,572,720	1,470,209
Net occupancy expense	383,332	364,145
Other operating expenses	685,782	637,276
Total other expenses	2,641,834	2,471,630

Income before income tax expense	1,961,290	1,772,383
Income tax expense	349,060	546,295

Net income	$1,612,230	$1,226,088

Weighted average shares outstanding
Basic	5,489,087	5,458,475
Diluted	5,583,371	5,580,412

Basic income per common share	$.29	$.22
Diluted income per common share	$.29	$.22

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Net income	$1,612,230	$1,226,088
Other comprehensive (loss) income:
Unrealized (loss) gain on securities arising during the period	(1,337,571)	585,821
Reclassification adjustment for securities gains realized in net income	(4,348)	—
Other comprehensive (loss) income, before tax	(1,341,919)	585,821
Income tax effect related to items of other comprehensive (loss) income	293,921	(216,753)
Other comprehensive (loss) income, after tax	(1,047,998)	369,068
Total comprehensive income	$564,232	$1,595,156

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

	ADDITIONAL PAID IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL
December 31, 2016	$36,824,022	$6,643,476	$(2,247,415)	$(607,109)	$40,612,974

Net income	—	1,226,088	—	—	1,226,088
Other comprehensive income	—	—	—	369,068	369,068
Exercise of stock options	113,190	—	—	—	113,190
Stock-based compensation expense	18,835	—	—	—	18,835
Cash dividends ($0.13 per common share)	—	(695,016)	—	—	(695,016)
March 31, 2017	$36,956,047	$7,174,548	$(2,247,415)	$(238,041)	$41,645,139

December 31, 2017	$37,236,566	$8,471,780	$(2,247,415)	$(696,296)	$42,764,635

Net income	—	1,612,230	—	—	1,612,230
Other comprehensive loss	—	—	—	(1,047,998)	(1,047,998)
Exercise of stock options	18,768	—	—	—	18,768
Stock-based compensation expense	18,882	—	—	—	18,882
Cash dividends ($0.14 per common share)	—	(749,668)	—	—	(749,668)
Common stock dividend, 10%	9,334,342	(9,334,342)	—	—	—
March 31, 2018	$46,608,558	$—	$(2,247,415)	$(1,744,294)	$42,616,849

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
Cash flows from operating activities:	2018	2017
Net income	$1,612,230	$1,226,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,061	47,518
Gain on sale of securities	(4,348)	—
Provision for loan losses	55,000	2,500
Stock-based compensation expense	18,882	18,835
Deferred income taxes	(52,568)	(163,611)
Net amortization of unearned discounts on investment securities	77,408	98,428
Origination of mortgage loans held for sale	(13,589,623)	(14,107,053)
Proceeds from sale of mortgage loans held for sale	12,042,961	14,968,617
Decrease in accrued interest receivable and other assets	238,217	436,712
Increase in accrued interest payable and other liabilities	431,940	371,786
Net cash provided by operating activities	879,160	2,899,820

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	4,950,000	1,212,150
Proceeds from sale of available for sale securities	11,970,377	—
Purchase of investment securities available for sale	(5,000,000)	(10,059,800)
Net decrease in loans	2,082,326	5,135,012
Purchase of premises, equipment and leasehold improvements, net	(49,347)	(14,766)
Net cash provided (used) by investing activities	13,953,356	(3,727,404)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(12,202,736)	13,441,888
Dividends paid	(748,395)	(693,864)
Stock options exercised	18,768	113,190
Net cash (used) provided by financing activities	(12,932,363)	12,861,214
Net increase in cash and cash equivalents	1,900,153	12,033,630
Cash and cash equivalents at beginning of period	32,520,219	26,242,330

Cash and cash equivalents at end of period	$34,420,372	$38,275,960

Supplemental disclosure of cash flow data:
Cash paid during the year for:
Interest	$87,575	$91,352
Income taxes	$—	$879,432
Supplemental disclosure for non-cash investing and financing activity:
Change in unrealized loss on securities available for sale, net of income taxes	$(1,047,998)	$369,068
Change in dividends payable	$1,273	$1,152

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2018. In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

Income per share

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Dilutive income per share is computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock. Retroactive recognition has been given for the effects of all stock dividends.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. We have reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or disclosure except for the following.

On March 22, 2018, the Company approved a 10% stock dividend payable May 31, 2018 to shareholders of record as of April 30, 2018. Shares and share data have been adjusted retroactively to reflect the stock dividend.

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, Topic 606. The core principle of the new standard is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. This guidance also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. The guidance became effective January 1, 2018. The amendment does not apply to revenue associated with financial instruments, such as loans and investment securities available for sale, and therefore had no material effect on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10); Recognition and Measurement of Financial Instruments and Financial Liabilities. This update addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments became effective on January 1, 2018 and did not have a material effect on the financial statements.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The guidance became effective January 1, 2018. The Company completed an assessment of revenue streams and a review of related contracts potentially affected by the ASU and, based on this assessment, the Company concluded that the ASU did not materially change the method in which the Company currently recognizes revenue for these revenue streams. As such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendment became effective for the Company January 1, 2018 and did not have a material effect on the financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow- Scope Improvements and Practical Expedients, to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendment became effective on January 1, 2018 and did not have a material effect on the financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendment became effective on January 1, 2018 and did not have a material effect on the financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The amendment became effective on January 1, 2018 and did not have a material effect on the financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which provided guidance to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is intended to address concerns that the existing definition of a business has been applied too broadly and has resulted in many transactions being recorded as business acquisitions that in substance are more akin to asset acquisitions. The amendments became effective on January 1, 2018 and did not have a material effect on the financial statements.

In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, to clarify the scope of established guidance on nonfinancial asset derecognition, issued as part of ASU 2014-09, Revenue from Contracts with Customers, as well as accounting for partial sales of nonfinancial assets. The amendments conform the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments became effective on January 1, 2018 and did not have a material effect on the financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act (the 2017 Tax Act”). The Company adopted this pronouncement early by retrospective application to each period in which the effect of the change in the tax rate under the 2017 Tax Act is recognized. The impact of the reclassification from other comprehensive income to retained earnings was included in the Statement of Changes in Shareholders’ Equity for the year ended December 31, 2017.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities to clarify certain aspects of the guidance issued in ASU 2016-01. The amendments will be effective for the third quarter of 2018 subsequent to adopting the amendments in ASU 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted ASU 2016-01. The Company does not expect these amendments to have a material effect on its financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2018, the FASB issued ASU 2018-4, Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 which incorporate into the Accounting Standards Codification recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments incorporate into the Accounting Standards Codification recent SEC guidance related to the income tax accounting implications of the Tax Cuts and Jobs Act. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

Note 2: Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	MARCH 31, 2018
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$35,969,663	$—	$(794,786)	$35,174,877
Government-Sponsored Enterprises	61,374,556	2,135	(1,587,104)	59,789,587
Municipal Securities	31,269,151	262,268	(580,989)	30,950,430

Total	$128,613,370	$264,403	$(2,962,879)	$125,914,894

	DECEMBER 31, 2017
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE

U.S. Treasury Notes	$35,970,990	$—	$(411,145)	$35,559,845
Government-Sponsored Enterprises	64,444,315	—	(887,811)	63,556,504
Municipal Securities	40,191,502	487,545	(545,146)	40,133,901

Total	$140,606,807	$487,545	$(1,844,102)	$139,250,250

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2018 and December 31, 2017, by contractual maturity are as follows:

	MARCH 31, 2018		DECEMBER 31, 2017
	AMORTIZED COST	ESTIMATED FAIR VALUE	AMORTIZED COST	ESTIMATED FAIR VALUE

Due in one year or less	$13,072,183	$13,077,578	$11,554,040	$11,546,968
Due in one year to five years	75,402,886	73,941,666	72,622,056	72,124,395
Due in five years to ten years	38,882,831	37,675,784	53,290,088	52,576,036
Due in ten years and over	1,255,470	1,219,866	3,140,623	3,002,851

Total	$128,613,370	$125,914,894	$140,606,807	$139,250,250

Securities pledged to secure deposits at both March 31, 2018 and December 31, 2017, had a fair value of $49.4 million.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

Less Than 12 Months				12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
March 31, 2018 Available for sale
U.S. Treasury notes	8	$35,174,877	$(794,786)	—	$—	$—	8	$35,174,877	$(794,786)
Government-sponsored enterprises	10	44,687,077	(1,011,933)	3	10,100,375	(575,171)	13	54,787,452	(1,587,104)
Municipal securities	20	8,241,345	(194,145)	19	7,368,491	(386,844)	39	15,609,836	(580,989)
Total	38	$88,103,299	$(2,000,864)	22	$17,468,866	$(962,015)	60	$105,572,165	$(2,962,879)

December 31, 2017 Available for sale
U.S. Treasury notes	8	$35,559,845	$(411,145)	—	$—	$—	8	$35,559,845	$(411,145)
Government-sponsored enterprises	12	53,275,064	(462,174)	3	10,281,440	(425,637)	15	63,556,504	(887,811)
Municipal securities	20	7,815,221	(134,998)	29	11,056,185	(410,148)	49	18,871,406	(545,146)
Total	40	$96,650,130	$(1,008,317)	32	$21,337,625	$(835,785)	72	$117,987,755	$(1,844,102)

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We received proceeds from sales of securities available for sale and gross realized gains and losses as follows:

	For the Three Months Ended March 31,
	2018	2017
Gross proceeds	$11,970,377	$—
Gross realized gains	79,143	—
Gross realized losses	(74,795)	—

For the three months ended March 31, 2018, the tax provision related to these gains was $913.

Note 3: Loans and Allowance for Loan Losses

Major classifications of loans (net of deferred loan fees of $156,185 at March 31, 2018 and $152,047 at December 31, 2017) are as follows:

	March 31, 2018	December 31, 2017
Commercial loans	$53,805,976	$51,723,237
Commercial real estate:
Construction	1,660,573	2,317,857
Other	137,493,443	140,186,324
Consumer:
Real Estate	69,729,343	70,797,973
Other	5,309,101	5,155,249
	267,998,436	270,180,640
Allowance for loan losses	(3,830,520)	(3,875,398)
Loans, net	$264,167,916	$266,305,242

We had $107.7 million and $113.4 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at March 31, 2018 and at December 31, 2017, respectively.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables illustrate credit quality by class and internally assigned grades at March 31, 2018 and December 31, 2017. “Pass” includes loans internally graded as excellent, good and satisfactory.

March 31, 2018
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$50,674,476	$1,660,573	$132,409,734	$67,700,455	$5,013,141	$257,458,379
Watch	1,363,848	—	3,021,215	1,779,134	220,139	6,384,336
OAEM	—	—	602,563	—	—	602,563
Sub- standard	1,767,652	—	1,459,931	249,754	75,821	3,553,158
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$53,805,976	$1,660,573	$137,493,443	$69,729,343	$5,309,101	$267,998,436

December 31, 2017
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$47,456,205	$1,936,335	$134,401,977	$68,570,298	$4,933,696	$257,298,511
Watch	2,403,978	381,522	3,605,621	1,934,802	185,746	8,511,669
OAEM	—	—	610,806	—	—	610,806
Sub-standard	1,863,054	—	1,567,920	292,873	35,807	3,759,654
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$51,723,237	$2,317,857	$140,186,324	$70,797,973	$5,155,249	$270,180,640

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables include an aging analysis of the recorded investment in loans segregated by class:

March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$85,774	$80,000	$—	$165,774	$53,640,202	$53,805,976	$—
Commercial Real Estate -Construction	—	—	—	—	1,660,573	1,660,573	—
Commercial Real Estate -Other	75,003	197,238	819,877	1,092,118	136,401,325	137,493,443	—
Consumer Real Estate	34,364	—	—	34,364	69,694,979	69,729,343	—
Consumer Other	21,720	17,500	—	39,220	5,269,881	5,309,101	—
Total	$216,861	$294,738	$819,877	$1,331,476	$266,666,960	$267,998,436	$—

December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$3,531	$192,846	$—	$196,377	$51,526,860	$51,723,237	$—
Commercial Real Estate -Construction	—	—	—	—	2,317,857	2,317,857	—
Commercial Real Estate -Other	—	—	651,578	651,578	139,534,746	140,186,324	—
Consumer Real Estate	—	—	—	—	70,797,973	70,797,973	—
Consumer Other	10,302	—	34,107	44,409	5,110,840	5,155,249	34,107
Total	$13,833	$192,846	$685,685	$892,364	$269,288,276	$270,180,640	$34,107

There were no loans at March 31, 2018 and two loans at December 31, 2017 over 90 days past due and still accruing.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the balances of non-accrual loans:

	Loans Receivable on Non-Accrual
	March 31, 2018	December 31, 2017
Commercial	$36,309	$41,651
Commercial Real Estate - Construction	—	—
Commercial Real Estate - Other	858,705	790,208
Consumer Real Estate	—	—
Consumer Other	6,443	—
Total	$901,457	$831,859

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by loan category for the three months ended March 31, 2018 and March 31, 2017. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

March 31, 2018
	Commercial	Commercial Real Estate- Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,403,588	$23,638	$1,549,755	$796,918	$101,499	$3,875,398
Charge-offs	(31,250)	—	—	—	(71,843)	(103,093)
Recoveries	1,500	—	1,575	—	140	3,215
Provisions	(47,592)	(12,502)	(510,242)	(229,843)	855,179	55,000
Ending Balance	$1,326,246	$11,136	$1,041,088	$567,075	$884,975	$3,830,520

March 31, 2017
	Commercial	Commercial Real Estate- Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,545,188	$51,469	$1,374,706	$726,391	$153,863	$3,851,617
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	21,000	1,740	22,740
Provisions	7,971	5,602	43,869	9,501	(64,443)	2,500
Ending Balance	$1,553,159	$57,071	$1,418,575	$756,892	$91,160	$3,876,857

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans.

March 31, 2018
	Commercial	Commercial Real Estate- Construction	Commercial Real Estate-Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$771,153	$—	$53,535	$—	$28,300	$852,988
Collectively evaluated for impairment	555,093	11,136	987,553	567,075	856,675	2,977,532
Total Allowance for Losses	$1,326,246	$11,136	$1,041,088	$567,075	$884,975	$3,830,520
Loans Receivable
Individually evaluated for impairment	$1,723,756	$—	$1,475,124	$249,754	$28,300	$3,476,934
Collectively evaluated for impairment	52,082,220	1,660,573	136,018,319	69,479,589	5,280,801	264,521,502
Total Loans Receivable	$53,805,976	$1,660,573	$137,493,443	$69,729,343	$5,309,101	$267,998,436

December 31, 2017
	Commercial	Commercial Real Estate- Construction	Commercial Real Estate- Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$832,571	$—	$99,523	$43,042	$34,107	$1,009,243
Collectively evaluated for impairment	571,017	23,638	1,450,232	753,876	67,392	2,866,155
Total Allowance for Losses	$1,403,588	$23,638	$1,549,755	$796,918	$101,499	$3,875,398
Loans Receivable
Individually evaluated for impairment	$1,812,461	$—	$1,584,821	$292,873	$34,107	$3,724,262
Collectively evaluated for impairment	49,910,776	2,317,857	138,601,503	70,505,100	5,121,142	266,456,378
Total Loans Receivable	$51,723,237	$2,317,857	$140,186,324	$70,797,973	$5,155,249	$270,180,640

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018 and December 31, 2017, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans As of
	March 31, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$179,637	$179,637	$—	$152,490	$152,490	$—
Commercial Real Estate-Construction	—	—	—	—	—	—
Commercial Real Estate-Other	1,052,562	1,052,562	—	1,058,601	1,058,601	—
Consumer Real Estate	249,754	249,754	—	249,754	249,754	—
Consumer Other	—	—	—	—	—	—
	1,481,953	1,481,953	—	1,460,845	1,460,845	—

With an allowance recorded:
Commercial	1,544,119	1,544,119	771,153	1,659,971	1,659,971	832,571
Commercial Real Estate- Construction	—	—	—	—	—	—
Commercial Real Estate-Other	522,363	422,562	53,535	626,021	526,220	99,523
Consumer Real Estate	—	—	—	43,119	43,119	43,042
Consumer Other	28,300	28,300	28,300	34,107	34,107	34,107
	2,094,782	1,994,981	852,988	2,363,218	2,263,417	1,009,243

Total
Commercial	1,723,756	1,723,756	771,153	1,812,461	1,812,461	832,571
Commercial Real Estate-Construction	—	—	—	—	—	—
Commercial Real Estate-Other	1,574,925	1,475,124	53,535	1,684,622	1,584,821	99,523
Consumer Real Estate	249,754	249,754	—	292,873	292,873	43,042
Consumer Other	28,300	28,300	28,300	34,107	34,107	34,107
	$3,576,735	$3,476,934	$852,988	$3,824,063	$3,724,262	$1,009,243

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	For the Three Months Ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$186,580	$2,411	$183,126	$5,146
Commercial Real Estate-Construction	—	—	—	—
Commercial Real Estate-Other	1,055,999	7,006	1,300,763	20,043
Consumer Real Estate	249,754	3,702	450,570	5,394
Consumer-Other	—	—	—	—
	1,492,333	13,119	1,934,459	30,583

With an allowance recorded:
Commercial	1,570,019	25,663	1,105,705	34,712
Commercial Real Estate-Construction	—	—	—	—
Commercial Real Estate-Other	529,297	2,995	1,050,581	4,479
Consumer Real Estate	—	—	43,119	408
Consumer Other	31,411	439	37,594	570
	2,130,727	29,097	2,236,999	40,169

Total
Commercial	1,756,599	28,074	1,288,831	39,858
Commercial Real Estate-Construction	—	—	—	—
Commercial Real Estate-Other	1,585,296	10,002	2,351,344	24,522
Consumer Real Estate	249,754	3,702	493,689	5,802
Consumer Other	31,411	437	37,594	570
	$3,623,060	$42,217	$4,171,458	$70,752

In general, the modification or restructuring of a debt is considered a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of March 31, 2018, there was one TDR with a balance of $28,300, compared to one TDR with a total balance of $33,300 as of December 31, 2017. These TDRs were granted extended payment terms with no principal reduction. All TDRs were performing as agreed as of March 31, 2018 and December 31, 2017, respectively. No TDRs defaulted during the three months ended March 31, 2018 and 2017, which were modified within the previous twelve months.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments

Derivative instruments include interest rate lock commitments and forward sale commitments. These instruments are valued based on the change in the value of the underlying loan between the commitment date and the end of the period. We classify these instruments as Level 3. The fair value of these commitments was not significant at March 31, 2018 or December 31, 2017.

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of March 31, 2018 and December 31, 2017.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 are as follows:

Balance at March 31, 2018
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$35,174,877	$—	$—	$35,174,877
Government Sponsored Enterprises	—	59,789,587	—	59,789,587
Municipal Securities	—	23,466,734	7,483,696	30,950,430
Total	$35,174,877	$83,256,321	$7,483,696	$125,914,894

Balance at December 31, 2017
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
US Treasury Notes	$35,559,845	$—	$—	$35,559,845
Government Sponsored Enterprises	—	63,556,504	—	63,556,504
Municipal Securities	—	28,675,012	11,458,889	40,133,901
Total	$35,559,845	$92,231,516	$11,458,889	$139,250,250

There were no liabilities recorded at fair value on a recurring basis as of March 31, 2018 or December 31, 2017.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017:

	2018	2017
Beginning Balance	$11,458,889	$13,977,857
Total gains or (losses) (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	64,807	25,588
Purchases, issuances and settlements, net of maturities	(4,040,000)	(545,000)
Transfers in and/or out of level 3	—	—
Ending Balance	$7,483,696	$13,458,445

There were no transfers between fair value levels during the three months ended March 31, 2018 or March 31, 2017.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Loans to be Sold

Mortgage loans to be sold are carried at the lower of cost or market value. The fair values of mortgage loans to be sold are based on current market rates from investors within the secondary market for loans with similar characteristics. Carrying value approximates fair value. These loans are classified as Level 2.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table presents information about certain assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017:

March 31, 2018

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$1,671,342	$1,671,342
Other real estate owned	—	—	435,479	435,479
Loans held for sale	—	3,640,385	—	3,640,385
Total	$—	$3,640,385	$2,106,821	$5,747,206

December 31, 2017

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$1,735,051	$1,735,051
Other real estate owned	—	—	435,479	435,479
Loans held for sale	—	2,093,723	—	2,093,723
Total	$—	$2,093,723	$2,170,530	$4,264,253

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2018 or December 31, 2017.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2018:

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

c. Loans, net

During the first quarter of 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The amendments included within this standard, which are applied prospectively, require the Company to measure and disclose fair value of balance sheet financial instruments using an exit price notion. Prior to adopting the amendments included in the standard, the Company measured fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets.

As of March 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

As of December 31, 2017, the fair value of the Company’s loan portfolio included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption was intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. The values derived from the discounted cash flow approach for each of the above portfolios are then further discounted to incorporate credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price as of December 31, 2017.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of March 31, 2018 and December 31, 2017.

Fair Value Measurements at March 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,952,114	$6,952,114	$6,952,114	$—	$—
Interest-bearing deposits in other banks	27,468,258	27,468,258	27,468,258	—	—
Investment securities available for sale	125,914,894	125,914,894	35,174,877	83,256,321	7,483,696
Mortgage loans to be sold	3,640,385	3,640,385	—	3,640,385	—
Loans, net	264,167,916	260,538,313	—	—	260,538,313
Accrued interest receivable	1,368,258	1,368,258	—	1,368,258	—
Financial Liabilities:
Demand deposits	349,525,353	349,525,353	—	349,525,353	—
Time deposits	41,160,211	45,037,591	—	45,037,591	—
Accrued interest payable	118,444	118,444	—	118,444	—

Fair Value Measurements at December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$8,486,025	$8,486,025	$8,486,025	$—	$—
Interest-bearing deposits in other banks	24,034,194	24,034,194	24,034,194	—	—
Investment securities available for sale	139,250,250	139,250,250	35,559,845	92,231,516	11,458,889
Mortgage loans to be sold	2,093,723	2,093,723	—	2,093,723	—
Loans, net	266,305,242	265,277,204	—	—	265,277,204
Accrued interest receivable	1,720,920	1,720,920	—	1,720,920	—
Financial Liabilities:
Demand deposits	360,967,884	360,967,884	—	360,967,884	—
Time deposits	41,920,416	40,722,870	—	40,722,870	—
Accrued interest payable	96,190	96,190	—	96,190	—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Income Per Common Share

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding, after giving retroactive effect to a stock dividend payable May 31, 2018. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock.

The following table is a summary of the reconciliation of average shares outstanding for the three months ended March 31:

	2018	2017
Numerator:
Net income	$1,612,230	$1,226,088

Denominator:

Weighted average shares outstanding	5,489,087	5,458,475
Effect of dilutive shares	94,284	121,937
Weighted average shares outstanding - diluted	5,583,371	5,580,412

Earnings per share - basic	$0.29	$0.22
Earnings per share - diluted	$0.29	$0.22

Note 6: Accumulated Other Comprehensive Income (Loss)

The following is changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2018 and 2017:

Available for sale securities
Beginning Balance December 31, 2017	$(696,296)
Change in net unrealized losses on securities available for sale	(1,337,571)
Reclassification adjustment for net securities gains included in net income	(4,348)
Income tax benefit	293,921
Ending Balance at March 31, 2018	$(1,744,294)

Beginning Balance December 31, 2016	$(607,109)
Change in net unrealized losses on securities available for sale	585,821
Reclassification adjustment for net securities gains included in net income	—
Income tax expense	(216,753)
Ending Balance at March 31, 2017	$(238,041)

The following table shows the line items in the consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income:

	Three Months Ended March 31,
	2018	2017
Gain on sale of investments, net	$4,348	$—
Tax effect	(913)	—
Total reclassification, net of tax	$3,435	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,”, “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC and the following:

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $434.6 million in assets as of March 31, 2018 and net income of $1.6 million for the three months ended March 31, 2018. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position and operating results as of and for the periods ending March 31, 2018 and December 31, 2017, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

Critical Accounting Policies

Our critical accounting policies which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of March 31, 2018, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2017, except with respect to calculations of the fair value of our loan portfolio as described in Note 4. to our Financial Statements above.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents increased 5.8% or $1.9 million to $34.4 million at March 31, 2018, from $32.5 million at December 31, 2017. Funds are placed in interest bearing deposits with other banks until opportunities arise for investment in higher yielding assets.

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

At March 31, 2018, our available for sale investment portfolio included U. S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $125.9 million and an amortized cost of $128.6 million for a net unrealized loss of approximately $2.7 million. At March 31, 2018 and December 31, 2017, our investment securities portfolio represented approximately 28.97% and 31.18% of our total assets, respectively. The average yield on our investment securities was 2.12% and 2.01% at March 31, 2018 and December 31, 2017, respectively.

During the first quarter of 2018, three Municipal Securities totaling $1.5 million matured and twelve Municipal Securities in the amount of $3.5 million were called. We sold two Government Sponsored Enterprise securities and seven Municipal Securities during the quarter for proceeds of $12.0 million. We also purchased one Government Sponsored Enterprise with a face value of $5.0 million during the three months ended March 31, 2018.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans were to borrowers located in our market area of Charleston, Dorchester and Berkeley Counties of South Carolina.

Net loans decreased $2.1 million, or 0.8%, to $264.2 million at March 31, 2018 from $266.3 million at December 31, 2017. While loan demand remains consistent, we believe the decrease in net loans is due to an increase in loan payoffs and decrease in the usage of lines of credit.

The following table is a summary of our loan portfolio composition (net of deferred fees of $156,185 at March 31, 2018 and $152,047 at December 31, 2017) and the corresponding percentage of total loans as of the dates indicated.

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial loans	$53,805,976	20.1%	$51,723,237	19.1%
Commercial real estate:
Commercial real estate – construction	1,660,573	0.6%	2,317,857	0.9%
Commercial real estate – other	137,493,443	51.3%	140,186,324	51.9%
Consumer:
Consumer real estate	69,729,343	26.0%	70,797,973	26.2%
Consumer other	5,309,101	2.0%	5,155,249	1.9%
Total	267,998,436	100.00%	270,180,640	100.00%
Allowance for loan loss	(3,830,520)		(3,875,398)
Total loans, net	$264,167,916		$266,305,242

Nonperforming Assets

Nonperforming Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, loans on nonaccrual status and TDRs. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of March 31, 2018, we had no loans 90 days past due still accruing interest.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges. As of March 31, 2018, we determined that we had one loan totaling $28,300 that we considered a TDR. As of December 31, 2017, we had one loan totaling $33,300 that we considered a TDR.

Nonperforming loans include all loans past due 90 days and over, certain impaired loans (some of which may be contractually current), and TDR loans that have not yet established a satisfactory period of payment performance (some of which may be contractually current). Nonperforming assets include other real estate owned, which remained unchanged compared to December 31, 2017. The balance at March 31, 2018 of $435,479 represents one commercial property.

The following table is a summary of our nonperforming assets:

	March 31, 2018	December 31, 2017
Commercial loans	$36,309	$41,651
Commercial real estate – other	858,705	790,208
Consumer – other	6,443	—
Total nonaccrual loans	901,457	831,859
Other real estate owned	435,479	435,479
Total nonperforming assets	$1,336,936	$1,267,338

Allowance for Loan Losses

The allowance for loan losses was $3.8 million at March 31, 2018 and $3.9 million at December 31, 2017, or 1.43% of outstanding loans for each respective period. At March 31, 2018 and December 31, 2017, the allowance for loan losses represented 424.9% and 465.9% of the total amount of nonperforming loans, respectively. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses at March 31, 2018 is adequate.

At March 31, 2018, impaired loans totaled $3.5 million, for which $2.0 million of these loans had a reserve of approximately $853 thousand allocated in the allowance for loan losses. Comparatively, impaired loans totaled $3.7 million at December 31, 2017, and $2.3 million of these loans had a reserve of approximately $1.0 million allocated in the allowance for loan losses.

During the three months ended March 31, 2018, we recorded $103,093 of charge-offs and $3,215 of recoveries on loans previously charged-off, for net charge-offs of $99,878. Comparatively, we recorded no charge-offs and $22,740 of recoveries on loans previously charged-off, resulting in net recoveries of $22,740 for the three months ended March 31, 2017.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest bearing deposits provided funding for 61.26% of average earning assets for the three months ended March 31, 2018, and 61.14% for the twelve months ended December 31, 2017. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Deposits:
Non-interest bearing demand	$141,607,977	36.24%	$139,256,748	34.56%
Interest-bearing demand	100,596,328	25.75%	108,967,196	27.05%
Money market accounts	68,937,190	17.65%	77,833,728	19.32%
Time deposits over $250,000	17,278,762	4.42%	18,624,924	4.62%
Other time deposits	23,881,449	6.11%	23,295,492	5.78%
Other savings deposits	38,383,858	9.83%	34,910,212	8.67%
Total deposits	$390,685,564	100.00%	$402,888,300	100.00%

Deposits decreased 3.0% or $12.2 million from December 31, 2017 to March 31, 2018. These decreases were primarily due to normal, seasonal fluctuations.

At March 31, 2018 and December 31, 2017, deposits with an aggregate deficit balance of $79,974 and $66,479, respectively were re-classified as other loans.

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

Net income increased $386,142 or 31.5% to $1.6 million, or basic and diluted earnings per share of $.29 for the three months ended March 31, 2018, from $1.2 million, or basic and diluted earnings per share of $.22 for the three months ended March 31, 2017. Our annualized return on average assets and average equity for the three months ended March 31, 2018 were 1.51% and 15.17%, respectively, compared with 1.21% and 11.96%, respectively, for the three months ended March 31, 2017.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $515,540 or 14.0% to $4.2 million for the three months ended March 31, 2018 from $3.8 million for the three months ended March 31, 2017. This increase was primarily due to interest and fee income from loans. Average loans increased $12.5 million or 4.8% to $273.4 million for the three months ended March 31, 2018, compared to $260.8 million for the three months ended March 31, 2017. The yield on average loans (including fees) was 5.28% for the three months ended March 31, 2018 and 4.99% March 31, 2017, respectively. Interest income on loans increased $417,248 for the three months ended March 31, 2018 to $3.6 million from $3.1 million for the three months ended March 31, 2017.

The average balance of interest bearing deposits at the Federal Reserve decreased $3.1 million or 15.8% to $16.4 million for the three months ended March 31, 2018, with a yield of 1.54% as compared to $19.5 million for the three months ended March 31, 2017, with a yield of 0.83%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy for loan losses. For the three months ended March 31, 2018, we had a provision of $55,000 compared to a provision of $2,500 for the same period in the prior year. The increase in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income decreased $103,929 or 18.8% to $447,945 for the three months ended March 31, 2018, from $551,874 for the three months ended March 31, 2017. This reduction was primarily due to a reduction in mortgage banking income, which decreased $135,190 or 49.1% due to a decrease in originations. For the three months ended March 31, 2018, we had realized gains of $4,348 from the sale of investment securities. There were no sales of investment securities during the three months ended March 31, 2017.

Non-Interest Expense

Non-interest expense increased $170,204 or 6.9% to $2.6 million for the three months ended March 31, 2018 from $2.5 million for the three months ended March 31, 2017. The increase was primarily due to an increase in salaries and employee benefits of $102,511 or 7.0% from $1.5 million for the three months ended March 31, 2017 to $1.6 million for the three months ended March 31, 2018.

Income Tax Expense

We incurred income tax expense of $349,060 for the three months ended March 31, 2018 as compared to $546,295 during the same period in 2017. Our effective tax rate was 17.80% and 30.82% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the effective tax rate during the 2018 period is a result of the 2017 Tax Act that reduced the U.S. corporate income tax rate from 34 percent to 21 percent for tax years beginning after December 31, 2017.

Off Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $91.3 million and $92.9 million at March 31, 2018 and December 31, 2017, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2018 and December 31, 2017 was $1.3 million and $1.2 million, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $3.6 million at March 31, 2018, to sell loans held for sale of $3.6 million, compared to forward sales commitments of $2.1 million at December 31, 2017, to sell loans held for sale of $2.1 million. The fair value of these commitments was not significant at March 31, 2018 or December 31, 2017. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $10.5 million at March 31, 2018 and $13.4 million at December 31, 2017. For the three months ended March 31, 2018 and March 31, 2017, there were no loans repurchased.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, interest-bearing deposits in other banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 37.7% and 38.9% of total assets at March 31, 2018 and December 31, 2017, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At March 31, 2018, we had unused short-term lines of credit totaling approximately $23 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and liquidation of mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At March 31, 2018, we could borrow up to $81 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At March 31, 2018 and December 31, 2017, our liquidity ratio was 36.1% and 37.7%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase stock. Total shareholders’ equity at March 31, 2018 was $42.6 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Full compliance with all of the final rule requirements will be phased in over a multi-year schedule. The Bank’s total risk-based capital ratio at March 31, 2018 and December 31, 2017 was 16.78% and 15.69%, respectively.

At March 31, 2018, the Company and the Bank were categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10%, 8.0%, 6.5% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8%, 6%, 4.5%, and 4.0%, respectively.

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

The Company had no material commitments for capital expenditures as of March 31, 2018 and December 31, 2017, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of March 31, 2018 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2018, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. Based on this assessment, management believes that as of March 31, 2018, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.
			Page

	(1)	Consolidated Balance Sheets	3
	(2)	Consolidated Statements of Income	4
	(3)	Consolidated Statements of Comprehensive Income	5
	(4)	Consolidated Statements of Shareholders’ Equity	6
	(5)	Consolidated Statements of Cash Flows	7
	(6)	Notes to Consolidated Financial Statements	8-27

Exhibits
2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)
4.0	2018 Proxy Statement (Filed with 2017 10-K)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with March 31, 2013 10-Q)
10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
Employee Stock Ownership Plan, Restated (Filed with 2016 10-K)
10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)
10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)

10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.12	Extension to Lease Agreement for 256 Meeting Street (Filed with September 30, 2017 10-Q)
10.13	North Charleston Lease Agreement (Filed with June 30, 2017 10-Q)
10.14	Sublease Amendment for Parking Facilities at 256 Meeting Street (Filed with September 30, 2017 10-Q)
14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of South Carolina Corporation

May 11, 2018
	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President