Form 10-Q
period 2018-06-30
BANK OF SOUTH CAROLINA CORP
filed 2018-08-10
CIK 1007273

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2of the Exchange Act.

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐  No ☒

As of July 31, 2018, there were 5,510,538 Common Shares outstanding.

Bank of South Carolina Corporation and Subsidiary

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$7,945,003	$8,486,025
Interest-bearing deposits at the Federal Reserve	14,319,336	24,034,194
Investment securities available for sale	119,831,325	139,250,250
Mortgage loans to be sold	3,651,150	2,093,723
Loans	278,104,537	270,180,640
Less: Allowance for loan losses	(4,007,464)	(3,875,398)
Net loans	274,097,073	266,305,242
Premises, and equipment and leasehold improvements, net	2,279,016	2,244,525
Other real estate owned	411,842	435,479
Accrued interest receivable	1,568,814	1,720,920
Other assets	2,667,346	1,996,140

Total assets	$426,770,905	$446,566,498

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing demand	$130,654,687	$139,256,748
Interest bearing demand	97,358,521	108,967,196
Money market accounts	74,370,149	77,833,728
Time deposits over $250,000	21,917,734	18,624,924
Other time deposits	23,573,597	23,295,492
Other savings deposits	34,464,921	34,910,212
Total deposits	382,339,609	402,888,300

Accrued interest payable and other liabilities	1,206,562	913,563

Total liabilities	383,546,171	403,801,863

Shareholders' equity
Common stock - no par 12,000,000 shares authorized; Issued 5,767,173 shares at June 30, 2018 and 5,753,743 shares at December 31, 2017. Shares outstanding 5,500,616 and 5,488,207 at June 30, 2018 and December 31, 2017, respectively.	—	—
Additional paid in capital	46,731,967	37,236,566
Retained earnings	894,779	8,471,780
Treasury stock: 266,557 shares as of June 30, 2018 and 265,536 shares as of December 31, 2017	(2,268,264)	(2,247,415)
Accumulated other comprehensive loss, net of income taxes	(2,133,748)	(696,296)
Total shareholders' equity	43,224,734	42,764,635
Total liabilities and shareholders' equity	$426,770,905	$446,566,498

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2018	2017
Interest and fee income
Loans, including fees	$3,704,752	$3,221,855
Taxable securities	470,411	399,909
Tax-exempt securities	175,674	256,202
Other	73,030	55,319
Total interest and fee income	4,423,867	3,933,285

Interest expense
Deposits	139,697	106,522
Total interest expense	139,697	106,522

Net interest income	4,284,170	3,826,763
Provision for loan losses	75,000	30,000
Net interest income after provision for loan losses	4,209,170	3,796,763

Other income
Service charges, fees and commissions	296,372	287,873
Mortgage banking income	250,554	400,519
Gain on sales of securities	387	—
Other non-interest income	7,783	8,087
Total other income	555,096	696,479

Other expense
Salaries and employee benefits	1,576,452	1,500,362
Net occupancy expense	422,059	393,763
Other operating expenses	628,867	649,855
Net other real estate owned expenses	24,137	46,143
Total other expense	2,651,515	2,590,123

Income before income tax expense	2,112,751	1,903,119
Income tax expense	386,394	516,734

Net Income	$1,726,357	$1,386,385

Weighted average shares outstanding
Basic	5,492,896	5,464,697
Diluted	5,586,585	5,588,687

Basic income per common share	$0.31	$0.25
Diluted income per common share	$0.31	$0.25

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
Interest and fee income
Loans, including fees	$7,263,738	$6,363,593
Taxable securities	940,914	738,756
Tax-exempt securities	403,741	527,087
Other	135,483	95,270
Total interest and fee income	8,743,876	7,724,706

Interest expense
Deposits	249,527	203,304
Total interest expense	249,527	203,304

Net interest income	8,494,349	7,521,402
Provision for loan losses	130,000	32,500
Net interest income after provision for loan losses	8,364,349	7,488,902

Other income
Service charges, fees and commissions	591,663	557,439
Mortgage banking income	390,469	675,624
Gain on sales of securities	4,735	—
Other non-interest income	16,174	15,290
Total other income	1,003,041	1,248,353

Other expense
Salaries and employee benefits	3,149,172	2,970,571
Net occupancy expense	805,391	757,908
Other operating expenses	1,314,649	1,287,131
Net other real estate owned expenses	24,137	46,143
Total other expense	5,293,349	5,061,753

Income before income tax expense	4,074,041	3,675,502
Income tax expense	735,454	1,063,029

Net Income	$3,338,587	$2,612,473

Weighted average shares outstanding
Basic	5,339,187	5,461,603
Diluted	5,433,360	5,584,373

Basic income per common share	$0.63	$0.48
Diluted income per common share	$0.61	$0.47

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2018	2017
Net Income	$1,726,357	$1,386,385
Other comprehensive (loss) income
Unrealized (loss) gain on securities arising during the period	(477,253)	996,733
Reclassification adjustment for securities gains realized in net income	(387)	—
Other comprehensive (loss) income before tax	(477,640)	996,733
Income tax effect related to items of other comprehensive (loss) income before tax	88,816	(338,889)
Other comprehensive (loss) income after tax	(388,824)	657,844
Total comprehensive income	$1,337,533	$2,044,229

	Six Months Ended June 30,
	2018	2017
Net Income	$3,338,587	$2,612,473
Other comprehensive (loss) income
Unrealized (loss) gain on securities arising during the period	(1,814,824)	1,582,555
Reclassification adjustment for securities gains realized in net income	(4,735)	—
Other comprehensive (loss) income before tax	(1,819,559)	1,582,555
Income tax effect related to items of other comprehensive (loss) income before tax	382,107	(555,643)
Other comprehensive (loss) income after tax	(1,437,452)	1,026,912
Total comprehensive income	$1,901,135	$3,639,385

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2016	$36,824,022	$6,643,476	$(2,247,415)	$(607,109)	$40,612,974
Net income	—	2,612,473	—	—	2,612,473
Other comprehensive loss	—	—	—	1,026,912	1,026,912
Stock option exercises	154,858	—	—	—	154,858
Stock-based comp expense	36,542	—	—	—	36,542
Cash dividends ($0.28 per common share)	—	(1,390,800)	—	—	(1,390,800)
June 30, 2017	$37,015,422	$7,865,149	$(2,247,415)	$419,803	$43,052,959

December 31, 2017	$37,236,566	$8,471,780	$(2,247,415)	$(696,296)	$42,764,635
Net income	—	3,338,587	—	—	3,338,587
Other comprehensive loss	—	—	—	(1,437,452)	(1,437,452)
Stock option exercises	123,296	—	(20,849)	—	102,447
Stock-based comp expense	37,763	—	—	—	37,763
Cash dividends ($0.29 per common share)	—	(1,581,246)	—	—	(1,581,246)
Common stock dividend, 10%	9,334,342	(9,334,342)	—	—	—
June 30, 2018	$46,731,967	$894,779	$(2,268,264)	$(2,133,748)	$43,224,734

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$3,338,587	$2,612,473
Adjustments to reconcile net income net cash provided by operating activities:
Depreciation	94,347	94,994
(Gain) sale of investment securities	(4,735)	—
Valuation and other adjustments to other real estate owned	23,637	46,143
Provision for loan losses	130,000	32,500
Stock-based compensation expense	37,763	36,542
Deferred income taxes	(289,099)	(553,671)
Net amortization of unearned discounts on investment securities available for sale	152,517	198,768
Origination of mortgage loans held for sale	(29,065,349)	(32,568,879)
Proceeds from sale of mortgage loans held for sale	27,507,922	34,722,888
Decrease in accrued interest receivable and other assets	152,106	62,645
Increase in accrued interest payable and other liabilities	208,777	143,193
Net cash provided by operating activities	2,286,473	4,827,596

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	5,995,000	3,787,150
Proceeds from sale of investment securities available for sale	21,434,634	—
Purchase of investment securities available for sale	(9,978,050)	(15,084,800)
Net (decrease) increase in loans	(7,921,831)	389,768
Purchase of premises, equipment, and leasehold improvements, net	(128,838)	(69,347)
Net cash provided by (used in) investing activities	9,400,915	(10,977,229)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(20,548,691)	13,769,418
Dividends paid	(1,497,024)	(1,389,033)
Stock options exercised	102,447	154,858
Net cash (used in) provided by financing activities	(21,943,268)	12,535,243
Net (decrease) increase in cash and cash equivalents	(10,255,880)	6,385,610
Cash and cash equivalents at the beginning of the period	32,520,219	26,242,330
Cash and cash equivalents at the end of the period	$22,264,339	$32,627,940

Cash paid during the period for:
Interest	$210,971	$254,933
Income Taxes	$636,760	$1,511,965

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of tax effect	$1,437,452	$1,026,912
Change in dividends payable	$84,222	$1,767
Stock dividend	$9,334,342	$—

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2018. In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which revises certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the effect that implementation of the new standard will have on our results of operations and cash flows, and financial position.

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

In May 2018, the FASB amended the Financial Services – Depository and Lending Topic of the ASC to remove outdated guidance related to Circular 202. The amendments were effective upon issuance and did not have a material effect on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available for sale are summarized as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Notes	$32,969,932	$—	$(939,735)	$32,030,197
Government-Sponsored Enterprises	60,768,977	—	(1,847,892)	58,921,085
Municipal Securities	29,268,532	179,950	(568,439)	28,880,043

Total	$123,007,441	$179,950	$(3,356,066)	$119,831,325

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Notes	$35,970,990	$—	$(411,145)	$35,559,845
Government-Sponsored Enterprises	64,444,315	—	(887,811)	63,556,504
Municipal Securities	40,191,502	487,545	(545,146)	40,133,901

Total	$140,606,807	$487,545	$(1,844,102)	$139,250,250

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2018 and December 31, 2017, by contractual maturity are as follows:

	June 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,371,538	$4,391,446	$11,554,040	$11,546,968
Due in one year to five years	94,804,499	92,553,106	72,622,056	72,124,395
Due in five years to ten years	22,991,242	22,088,221	53,290,088	52,576,036
Due in ten years and over	840,162	798,552	3,140,623	3,002,851

Total	$123,007,441	$119,831,325	$140,606,807	$139,250,250

Investment securities pledged to secure deposits had a fair value of $43.4 million and $49.4 million as of June 30, 2018 and December 31, 2017, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2018 and December 31, 2017. We believe that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
June 30, 2018 Available for sale
U.S. Treasury Notes	7	$32,030,197	$(939,735)	—	$—	$—	7	$32,030,197	$(939,735)
Government-Sponsored Enterprises	10	48,880,925	(1,245,021)	3	10,040,160	(602,871)	13	58,921,085	(1,847,892)
Municipal Securities	19	8,158,197	(187,439)	19	7,368,072	(381,000)	38	15,526,269	(568,439)
Total	36	$89,069,319	$(2,372,195)	22	$17,408,232	$(983,871)	58	$106,477,551	$(3,356,066)

December 31, 2017 Available for sale
U.S. Treasury Notes	8	$35,559,845	$(411,145)	—	$—	$—	8	$35,559,845	$(411,145)
Government-Sponsored Enterprises	12	53,275,064	(462,174)	3	10,281,440	(425,637)	15	63,556,504	(887,811)
Municipal Securities	20	7,815,221	(134,998)	29	11,056,185	(410,148)	49	18,871,406	(545,146)
Total	40	$96,650,130	$(1,008,317)	32	$21,337,625	$(835,785)	72	$117,987,755	$(1,844,102)

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We received proceeds from sales of securities available for sale and gross realized gains and losses as follows:

	Three Months Ended
	June 30,
	2018	2017

Gross proceeds	$11,970,378	$—
Gross realized gains	25,490	—
Gross realized losses	(25,103)	—
	$11,970,765	$—

	Six Months Ended
	June 30,
	2018	2017

Gross proceeds	$21,434,634	$—
Gross realized gains	104,634	—
Gross realized losses	(99,899)	—
	$21,439,369	$—

For the six months ended June 30, 2018, the tax provision related to these gains was $994.

Note 3: Loans and Allowance for Loan Losses

Major classifications of loans (net of deferred loan fees of $158,808 as of June 30, 2018 and $152,047 as of December 31, 2017) are as follows:

	June 30, 2018	December 31, 2017
Commercial loans	$55,495,828	$51,723,237
Commercial real estate:
Construction	4,340,323	2,317,857
Other	139,665,319	140,186,324
Consumer:
Real estate	73,570,322	70,797,973
Other	5,032,745	5,155,249
	278,104,537	270,180,640
Allowance for loan losses	(4,007,464)	(3,875,398)
Loans, net	$274,097,073	$266,305,242

We had $104.7 million and $113.4 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window as of June 30, 2018 and as of December 31, 2017, respectively.

Our portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Our internal credit risk grading system is based on experience with similarly graded loans, industry best practices, and regulatory guidance. Our portfolio is graded in its entirety.

Our internally assigned grades pursuant to the Board-approved lending policy are as follows:

●	Excellent (1) The borrowing entity has more than adequate cash flow, unquestionable strength, strong earnings and capital, and where applicable, no overdrafts.

●	Good (2) The borrowing entity has dependable cash flow, better than average financial condition, good capital and usually no overdrafts.

●	Satisfactory (3) The borrowing entity has adequate cash flow, satisfactory financial condition, and explainable overdrafts (if any).

●	Watch (4) The borrowing entity has generally adequate, yet inconsistent cash flow, cyclical earnings, weak capital, loan to/from stockholders, and infrequent overdrafts. The borrower has consistent yet sometimes unpredictable sales and growth.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	OAEM (5) The borrowing entity has marginal cash flow, occasional past dues, and frequent and unexpected working capital needs.

●	Substandard (6) The borrowing entity has a cash flow barely sufficient to service debt, deteriorated financial condition, and bankruptcy is a possibility. The borrowing entity has declining sales, rising costs, and may need to look for secondary source of repayment.

●	Doubtful (7) The borrowing entity has negative cash flow. Survival of the business is at risk, full repayment is unlikely, and there are frequent and unexplained overdrafts. The borrowing entity shows declining trends and no operating profits.

●	Loss (8) The borrowing entity has negative cash flow with no alternatives. Survival of the business is unlikely.

The following tables illustrate credit quality by class and internally assigned grades as of June 30, 2018 and December 31, 2017. “Pass” includes loans internally graded as excellent, good and satisfactory.

June 30, 2018
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total

Pass	$52,482,953	$4,340,323	$134,593,256	$71,539,014	$4,734,323	$267,689,869
Watch	1,279,459	—	3,144,222	1,781,555	213,412	6,418,648
OAEM	13,400	—	600,071	—	—	613,471
Sub-standard	1,720,016	—	1,327,770	249,753	85,010	3,382,549
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$55,495,828	$4,340,323	$139,665,319	$73,570,322	$5,032,745	$278,104,537

December 31, 2017
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total

Pass	$47,456,205	$1,936,335	$134,401,977	$68,570,298	$4,933,696	$257,298,511
Watch	2,403,978	381,522	3,605,621	1,934,802	185,746	8,511,669
OAEM	—	—	610,806	—	—	610,806
Sub-standard	1,863,054	—	1,567,920	292,873	35,807	3,759,654
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$51,723,237	$2,317,857	$140,186,324	$70,797,973	$5,155,249	$270,180,640

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables include an aging analysis of the recorded investment in loans segregated by class:

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
Commercial	$259,506	$65,000	$—	$324,506	$55,171,322	$55,495,828	$—
Commercial Real Estate - Construction	—	—	—	—	4,340,323	4,340,323	—
Commercial Real Estate - Other	73,115	158,228	571,292	802,635	138,862,684	139,665,319	—
Consumer Real Estate	64,424	—	—	64,424	73,505,898	73,570,322	—
Consumer Other	21,531	424	—	21,955	5,010,790	5,032,745	—
Total	$418,576	$223,652	$571,292	$1,213,520	$276,891,017	$278,104,537	$—

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment > 90 Days and Accruing
Commercial	$3,531	$192,846	$—	$196,377	$51,526,860	$51,723,237	$—
Commercial Real Estate - Construction	—	—	—	—	2,317,857	2,317,857	—
Commercial Real Estate - Other	—	—	651,578	651,578	139,534,746	140,186,324	—
Consumer Real Estate	—	—	—	—	70,797,973	70,797,973	—
Consumer Other	10,302	—	34,107	44,409	5,110,840	5,155,249	34,107
Total	$13,833	$192,846	$685,685	$892,364	$269,288,276	$270,180,640	$34,107

There were no loans as of June 30, 2018 and two loans as of December 31, 2017 over 90 days past due and still accruing.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the balances of non-accrual loans:

	Loans Receivable on Non-Accrual
	June 30, 2018	December 31, 2017
Commercial	$30,892	$41,651
Commercial Real Estate - Construction	—	—
Commercial Real Estate - Other	933,364	790,208
Consumer Real Estate	—	—
Consumer Other	4,914	—

Total	$969,170	$831,859

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three and six months ended June 30, 2018 and June 30, 2017. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

Three Months Ended June 30, 2018
	Commercial	Commerical Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$1,326,246	$11,136	$1,041,088	$567,075	$884,975	$3,830,520
Charge-offs	—	—	—	—	—	—
Recoveries	1,000	—	55,252	45,412	280	101,944
Provisions	16,514	17,955	(124,302)	(23,436)	188,269	75,000
Ending Balance	$1,343,760	$29,091	$972,038	$589,051	$1,073,524	$4,007,464

Six Months Ended June 30, 2018
	Commercial	Commerical Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$1,403,588	$23,638	$1,549,755	$796,918	$101,499	$3,875,398
Charge-offs	(31,250)	—	—	—	(71,843)	(103,093)
Recoveries	2,500	—	56,827	45,412	420	105,159
Provisions	(31,078)	5,453	(634,544)	(253,279)	1,043,448	130,000
Ending Balance	$1,343,760	$29,091	$972,038	$589,051	$1,073,524	$4,007,464

Three Months Ended June 30, 2017
	Commercial	Commerical Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$1,553,159	$57,071	$1,418,575	$756,892	$91,160	$3,876,857
Charge-offs	—	—	—	—	(2,372)	(2,372)
Recoveries	—	—	—	21,000	2,030	23,030
Provisions	75,513	(4,308)	(35,656)	(6,039)	490	30,000
Ending Balance	$1,628,672	$52,763	$1,382,919	$771,853	$91,308	$3,927,515

Six Months Ended June 30, 2017
	Commercial	Commerical Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$1,545,188	$51,469	$1,374,706	$726,391	$153,863	$3,851,617
Charge-offs	—	—	—	—	(2,372)	(2,372)
Recoveries	—	—	—	42,000	3,770	45,770
Provisions	83,484	1,294	8,213	3,462	(63,953)	32,500
Ending Balance	$1,628,672	$52,763	$1,382,919	$771,853	$91,308	$3,927,515

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present, by class and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans:

June 30, 2018
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$756,080	$—	$45,375	$—	$38,087	$839,542
Collectively evaluated for impairment	587,680	29,091	926,663	589,051	1,035,437	3,167,922
Total Allowance for Losses	$1,343,760	$29,091	$972,038	$589,051	$1,073,524	$4,007,464
Loans Receivable
Individually evaluated for impairment	$1,677,581	$—	$1,341,159	$249,754	$38,087	$3,306,581
Collectively evaluated for impairment	53,818,247	4,340,323	138,324,160	73,320,568	4,994,658	274,797,956
Total Loans Receivable	$55,495,828	$4,340,323	$139,665,319	$73,570,322	$5,032,745	$278,104,537

December 31, 2017
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$832,571	$—	$99,523	$43,042	$34,107	$1,009,243
Collectively evaluated for impairment	571,017	23,638	1,450,232	753,876	67,392	2,866,155
Total Allowance for Losses	$1,403,588	$23,638	$1,549,755	$796,918	$101,499	$3,875,398
Loans Receivable
Individually evaluated for impairment	$1,812,461	$—	$1,584,821	$292,873	$34,107	$3,724,262
Collectively evaluated for impairment	49,910,776	2,317,857	138,601,503	70,505,100	5,121,142	266,456,378
Total Loans Receivable	$51,723,237	$2,317,857	$140,186,324	$70,797,973	$5,155,249	$270,180,640

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018 and December 31, 2017, loans individually evaluated for impairment and the corresponding allowance for loan losses are presented in the following table:

	Impaired and Restructured Loans As of
	June 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$134,155	$134,155	$—	$152,490	$152,490	$—
Commercial Real Estate - Construction	—	—	—	—	—	—
Commercial Real Estate - Other	926,758	926,758	—	1,058,601	1,058,601	—
Consumer Real Estate	249,754	249,754	—	249,754	249,754	—
Consumer Other	—	—	—	—	—	—
Total	1,310,667	1,310,667	—	1,460,845	1,460,845	—

With an allowance recorded:
Commercial	1,543,426	1,543,426	756,080	1,659,971	1,659,971	832,571
Commercial Real Estate - Construction	—	—	—	—	—	—
Commercial Real Estate - Other	414,401	414,401	45,375	626,021	526,220	99,523
Consumer Real Estate	—	—	—	43,119	43,119	43,042
Consumer Other	38,087	38,087	38,087	34,107	34,107	34,107
Total	1,995,914	1,995,914	839,542	2,363,218	2,263,417	1,009,243

Commercial	1,677,581	1,677,581	756,080	1,812,461	1,812,461	832,571
Commercial Real Estate - Construction	—	—	—	—	—	—
Commercial Real Estate - Other	1,341,159	1,341,159	45,375	1,684,622	1,584,821	99,523
Consumer Real Estate	249,754	249,754	—	292,873	292,873	43,042
Consumer Other	38,087	38,087	38,087	34,107	34,107	34,107
Total	$3,306,581	$3,306,581	$839,542	$3,824,063	$3,724,262	$1,009,243

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents average impaired loans and interest income recognized on those impaired loans, by class, for the periods indicated:

	Three Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$137,684	$2,227	$175,568	$4,886
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	916,094	10,518	1,383,621	21,894
Consumer Real Estate	249,754	3,548	451,035	5,630
Consumer Other	—	—	—	—
Total	$1,303,532	$16,293	$2,010,224	$32,410

With an allowance recorded:
Commercial	$1,563,849	$19,438	$1,091,779	$36,481
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	517,936	1,840	1,020,012	5,331
Consumer Real Estate	—	—	43,119	431
Consumer Other	39,396	483	36,107	516
Total	$2,121,181	$21,761	$2,191,017	$42,759

Commercial	$1,701,533	$21,665	$1,267,347	$41,367
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	1,434,030	12,358	2,403,633	27,225
Consumer Real Estate	249,754	3,548	494,154	6,061
Consumer Other	39,396	483	36,107	516
Total	$3,424,713	$38,054	$4,201,241	$75,169

	Six Months Ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$141,909	$4,430	$179,698	$10,032
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	917,140	14,233	1,324,984	43,806
Consumer Real Estate	249,754	7,007	450,860	11,025
Consumer Other	—	—	—	—
Total	$1,308,803	$25,670	$1,955,542	$64,863

With an allowance recorded:
Commercial	$1,584,430	$48,660	$1,098,449	$71,193
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	523,141	5,507	1,020,012	7,941
Consumer Real Estate	—	—	43,119	838
Consumer Other	41,823	1,131	36,848	1,086
Total	$2,149,394	$55,298	$2,198,428	$81,058

Commercial	$1,726,339	$53,090	$1,278,147	$81,225
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	1,440,281	19,740	2,344,996	51,747
Consumer Real Estate	249,754	7,007	493,979	11,863
Consumer Other	41,823	1,131	36,848	1,086
Total	$3,458,197	$80,968	$4,153,970	$145,921

In general, the modification or restructuring of a debt is considered a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of June 30, 2018, there was one TDR with a balance of $25,717, compared to one TDR with a total balance of $33,300 as of December 31, 2017. These TDRs were granted extended payment terms with no principal reduction. All TDRs were performing as agreed as of June 30, 2018 and December 31, 2017, respectively. No TDRs defaulted during the six months ended June 30, 2018 and 2017, which were modified within the previous twelve months.

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

Derivative Instruments

Derivative instruments include interest rate lock commitments and forward sale commitments. These instruments are valued based on the change in the value of the underlying loan between the commitment date and the end of the period. We classify these instruments as Level 3. The fair value of these commitments was not significant as of June 30, 2018 or December 31, 2017.

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of June 30, 2018 and December 31, 2017.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are as follows:

Balance at June 30, 2018
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. Treasury Notes	$32,030,197	$—	$—	$32,030,197
Government Sponsored Enterprises	—	58,921,085	—	58,921,085
Municipal Securities	—	21,783,687	7,096,356	28,880,043
Total	$32,030,197	$80,704,772	$7,096,356	$119,831,325

Balance at December 31, 2017
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. Treasury Notes	$35,559,845	$—	$—	$35,559,845
Government Sponsored Enterprises	—	63,556,504	—	63,556,504
Municipal Securities	—	28,675,012	11,458,889	40,133,901
Total	$35,559,845	$92,231,516	$11,458,889	$139,250,250

There were no liabilities recorded at fair value on a recurring basis as of June 30, 2018 or December 31, 2017.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning Balance	$7,483,696	$13,458,445	$11,458,889	$13,977,857
Total gains or (losses) (realized/unrealized)
Included in earnings	—	—	—	—
Included in other comprehensive income	2,660	215,500	67,467	241,088
Purchases, issuances, and settlements net of maturities	(390,000)	(1,185,000)	(4,430,000)	(1,730,000)
Transfers in and/or out of level 3	—	—	—	—
Ending Balance	$7,096,356	$12,488,945	$7,096,356	$12,488,945

There were no transfers between fair value levels during the six months ended June 30, 2018 or June 30, 2017.

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

Impaired Loans

Impaired loans are carried at the lower of recorded investment or fair value. The fair value of the collateral less estimated costs to sell is the most frequently used method. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal, and the value of the collateral relative to the recorded investment in the loan, we may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically as an example, in situations where the collateral on a nonperforming commercial real estate loan is out of our primary market area, we would typically order an independent appraisal immediately, at the earlier of the date the loan becomes nonperforming or immediately following the determination that the loan is impaired. However, as a second example, on a nonperforming commercial real estate loan where we are familiar with the property and surrounding areas and where the original appraisal value far exceeds the recorded investment in the loan, we may perform an internal analysis whereby the previous appraisal value would be reviewed considering recent current conditions, and known recent sales or listings of similar properties in the area, and any other relevant economic trends. This analysis may result in the call for a new appraisal. These valuations are reviewed and updated on a quarterly basis.

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

The following table presents information about certain assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$1,545,538	$1,545,538
Other real estate owned	—	—	411,842	411,842
Loans held for sale	—	3,651,150	—	3,651,150
Total	$—	$3,651,150	$1,957,380	$5,608,530

	December 31, 2017
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$1,735,051	$1,735,051
Other real estate owned	—	—	435,479	435,479
Loans held for sale	—	2,093,723	—	2,093,723
Total	$—	$2,093,723	$2,170,530	$4,264,253

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2018 or December 31, 2017.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements as of June 30, 2018:

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs

Impaired Loans	Appraisal Value/Comparison Sales/Other Estimates	Appraisals and/or Sales of Comparable Properties	Appraisals Discounted 10% to 20% for Sales Commissions and Other Holding Costs

Other Real Estate Owned	Appraisal Value/Comparison Sales/Other Estimates	Appraisals and/or Sales of Comparable Properties	Appraisals Discounted 10% to 20% for Sales Commissions and Other Holding Costs

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

c. Loans, net

During the first quarter of 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The amendments included within this standard, which are applied prospectively, require the Company to measure and disclose fair value of balance sheet financial instruments using an exit price notion. Prior to adopting the amendments included in the standard, the Company measured fair value under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk, and market factors that sometimes exist in exit prices in dislocated markets.

As of June 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of June 30, 2018 and December 31, 2017.

Fair Value Measurements at June 30, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,945,003	$7,945,003	$7,945,003	$—	$—
Interest-bearing deposits at the Federal Reserve	14,319,336	14,319,336	14,319,336	—	—
Investment securities available for sale	119,831,325	119,831,325	32,030,197	80,704,772	7,096,356
Mortgage loans to be sold	3,651,150	3,651,150	—	3,651,150	—
Loans, net	274,097,073	269,509,849	—	—	269,509,849
Accrued interest receivable	1,568,814	1,568,814	—	1,568,814	—
Financial Liabilities:
Demand deposits	336,848,278	336,848,278	—	336,848,278	—
Time deposits	45,491,331	45,356,971	—	45,356,971	—
Accrued interest payable	134,746	134,746	—	134,746	—

Fair Value Measurements at December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$8,486,025	$8,486,025	$8,486,025	$—	$—
Interest-bearing deposits at the Federal Reserve	24,034,194	24,034,194	24,034,194	—	—
Investment securities available for sale	139,250,250	139,250,250	35,559,845	92,231,516	11,458,889
Mortgage loans to be sold	2,093,723	2,093,723	—	2,093,723	—
Loans, net	266,305,242	265,277,204	—	—	265,277,204
Accrued interest receivable	1,720,920	1,720,920	—	1,720,920	—
Financial Liabilities:
Demand deposits	360,967,884	360,967,884	—	360,967,884	—
Time deposits	41,920,416	40,722,870	—	40,722,870	—
Accrued interest payable	96,190	96,190	—	96,190	—

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Income Per Common Share

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding, after giving retroactive effect to a stock dividend paid on May 31, 2018. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock.

The following table is a summary of the reconciliation of average shares outstanding for the three months ended June 30:

	2018	2017
Net income	$1,726,357	$1,386,385

Weighted average shares outstanding	5,492,896	5,464,697
Effect of dilutive shares	93,689	123,990
Weighted average shares outstanding - diluted	5,586,585	5,588,687

Earnings per share - basic	$0.31	$0.25
Earnings per share - diluted	$0.31	$0.25

 The following table is a summary of the reconciliation of average shares outstanding for the six months ended June 30:

	2018	2017
Net income	$3,338,587	$2,612,473

Weighted average shares outstanding	5,339,187	5,461,603
Effect of dilutive shares	94,173	122,770
Weighted average shares outstanding - diluted	5,433,360	5,584,373

Earnings per share - basic	$0.63	$0.48
Earnings per share - diluted	$0.61	$0.47

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $426.8 million in assets as of June 30, 2018, and net income of $1.7 million and $3.3 million for the three and six months ended June 30, 2018, respectively. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identify significant factors that have affected our financial position and operating results as of and for the periods ending June 30, 2018 and December 31, 2017, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

Critical Accounting Policies

Our critical accounting policies which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of June 30, 2018, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2017, except with respect to calculations of the fair value of our loan portfolio as described in Note 4 to our Financial Statements above.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents decreased 31.54% or $10.2 million to $22.3 million as of June 30, 2018, from $32.5 million as of December 31, 2017. Funds are placed in interest-bearing deposits at the Federal Reserve until opportunities arise for investment in higher yielding assets.

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

As of June 30, 2018, our available for sale investment portfolio included U. S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $119.8 million and an amortized cost of $123.0 million for a net unrealized loss of approximately $3.2 million. As of June 30, 2018 and December 31, 2017, our investment securities portfolio represented approximately 28.08% and 31.18% of our total assets, respectively. The average yield on our investment securities was 2.08% and 2.01% as of June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018, six Municipal Securities totaling $2.5 million matured and twelve Municipal Securities in the amount of $3.5 million were called. We sold four Government Sponsored Enterprise securities, eight Municipal Securities, and one U.S. Treasury Note during the six months ended June 30, 2018 for gross proceeds of $21.4 million. We also purchased two Government Sponsored Enterprise securities with a face value of $10.0 million during the six months ended June 30, 2018.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans were to borrowers located in our market area of Charleston, Dorchester and Berkeley Counties of South Carolina.

Net loans increased $7.8 million, or 8.84%, to $274.1 million as of June 30, 2018 from $266.3 million as of December 31, 2017. The increase in loans is due to an increase in loan demand.

The following table is a summary of our loan portfolio composition (net of deferred fees of $158,808 as of June 30, 2018 and $152,047 as of December 31, 2017) and the corresponding percentage of total loans as of the dates indicated.

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent

Commercial	$55,495,828	19.96%	$51,723,237	19.14%
Commercial Real Estate - Construction	4,340,323	1.56%	2,317,857	0.86%
Commercial Real Estate - Other	139,665,319	50.22%	140,186,324	51.89%
Consumer Real Estate	73,570,322	26.45%	70,797,973	26.20%
Consumer Other	5,032,745	1.81%	5,155,249	1.91%
Total	278,104,537	100.00%	270,180,640	100.00%
Allowance for Loan Losses	(4,007,464)		(3,875,398)

Total Loans, Net	$274,097,073		$266,305,242

Nonperforming Assets

Nonperforming Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, loans on nonaccrual status, and TDRs. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms, and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of June 30, 2018, we had no loans 90 days past due still accruing interest.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges. As of June 30, 2018, we determined that we had one loan totaling $25,717 that we considered a TDR. As of December 31, 2017, we had one loan totaling $33,300 that we considered a TDR.

Nonperforming loans include all loans past due 90 days and over, certain impaired loans (some of which may be contractually current), and TDR loans that have not yet established a satisfactory period of payment performance (some of which may be contractually current). Nonperforming assets include other real estate owned, which represents one commercial property valued at $411,842 as of June 30, 2018.

The following table is a summary of our nonperforming assets:

	June 30, 2018	December 31, 2017
Commercial loans	$30,892	$41,651
Commercial real estate - other	933,364	790,208
Consumer - other	4,914	—
Nonaccruing troubled debt restructuring	—	—
Total nonaccruing loans	969,170	831,859
Other real estate owned	411,842	435,479
Total nonperforming assets	$1,381,012	$1,267,338

Allowance for Loan Losses

The allowance for loan losses was $4.0 million as of June 30, 2018 and $3.9 million as of December 31, 2017, or 1.44% and 1.43% of outstanding loans, respectively. As of June 30, 2018 and December 31, 2017, the allowance for loan losses represented 284.88% and 305.79% of the total amount of nonperforming loans, respectively. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses as of June 30, 2018 is adequate.

As of June 30, 2018, impaired loans totaled $3.3 million, for which $2.2 million of these loans had a reserve of approximately $1.0 million allocated in the allowance for loan losses. Comparatively, impaired loans totaled $3.7 million at December 31, 2017, and $2.3 million of these loans had a reserve of approximately $1.0 million allocated in the allowance for loan losses.

During the three months ended June 30, 2018, we recorded no charge-offs and $101,944 in recoveries on loans previously charged-off, resulting in net recoveries of $101,944. During the same period in 2017, we recorded $2,372 of charge-offs and $23,030 of recoveries on loans previously charged-off, resulting in net recoveries of $20,658. During the six months ended June 30, 2018, we recorded $103,093 of charge-offs and $105,159 of recoveries on loans previously charged-off, for net recoveries of $2,066. Comparatively, we recorded $2,372 of charge-offs and $45,770 of recoveries on loans previously charged-off, resulting in net recoveries of $43,398 for the six months ended June 30, 2017.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest bearing deposits provided funding for 58.95% of average earning assets for the six months ended June 30, 2018, and 61.14% for the twelve months ended December 31, 2017. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies, and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Deposits
Non-interest bearing demand	$130,654,687	34.17%	$139,256,748	34.56%
Interest bearing demand	97,358,521	25.46%	108,967,196	27.05%
Money market accounts	74,370,149	19.45%	77,833,728	19.32%
Time deposits over $250,000	21,917,734	5.73%	18,624,924	4.62%
Other time deposits	23,573,597	6.17%	23,295,492	5.78%
Other savings deposits	34,464,921	9.01%	34,910,212	8.66%
Total deposits	$382,339,609	100.00%	$402,888,300	100.00%

Deposits decreased 5.0% or $20.5 million from December 31, 2017 to June 30, 2018. These decreases were primarily due to normal, seasonal fluctuations and the known loss of temporary deposits.

As of June 30, 2018 and December 31, 2017, deposits with an aggregate deficit balance of $15,591 and $66,479, respectively were re-classified as other loans.

Comparison of Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017

Net income increased $339,972 or 24.52% to $1.7 million, or basic and diluted earnings per share of $0.31, for the three months ended June 30, 2018, from $1.4 million, or basic and diluted earnings per share of $0.25, for the three months ended June 30, 2017. Our annualized return on average assets and average equity for the three months ended June 30, 2018 were 1.64% and 16.11%, respectively, compared with 1.31% and 12.97%, respectively, for the three months ended June 30, 2017.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $457,407 or 11.95% to $4.2 million for the three months ended June 30, 2018 from $3.8 million for the three months ended June 30, 2017. This increase was primarily due to interest and fee income on loans related to increases in interest rates. Average loans increased $13.6 million or 5.22% to $274.9 million for the three months ended June 30, 2018, compared to $261.3 million for the three months ended June 30, 2016. The yield on average loans (including fees) was 5.71% and 5.55% for the three months ended June 30, 2018 and June 30, 2017, respectively. Interest income on loans increased $482,897 for the three months ended June 30, 2018 to $3.7 million from $3.2 million for the three months ended June 30, 2017.

The average balance of interest bearing deposits in other banks decreased $5.1 million or 24.09% to $15.9 million for the three months ended June 30, 2018, with a yield of 1.84% as compared to $21.0 million for the three months ended June 30, 2017, with a yield of 1.06%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy for loan losses. For the three months ended June 30, 2018, we had a provision of $75,000 compared to a provision of $30,000 for the same period in the prior year. The increase in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income decreased $141,383 or 20.30% to $555,096 for the three months ended June 30, 2018, from $696,479 for the three months ended June 30, 2017. This reduction was primarily due to less income derived from mortgage banking income. Mortgage banking income decreased $149,965 to $250,554 as of June 30, 2018 from $400,519 as of June 30, 2017.

Non-Interest Expense

Non-interest expense increased $61,392 or 2.37% to $2.7 million for the three months ended June 30, 2018 from $2.6 million for the three months ended June 30, 2017. This increase was primarily due to an increase in salaries and employee benefits of $76,090.

Income Tax Expense

We incurred income tax expense of $386,394 for the three months ended June 30, 2018 as compared to $516,734 during the same period in 2017. Our effective tax rate was 18.29% and 27.15% for the three months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate during the 2018 period is a result of the 2017 Tax Act that reduced the U.S. corporate income tax rate from 34% to 21% for tax years beginning after December 31, 2017.

Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

Net income increased $726,114 or 27.79% to $3.3 million, or basic and diluted earnings per share of $0.63 and $0.61, respectively, for the six months ended June 30, 2018, from $2.6 million, or basic and diluted earnings per share of $0.48 and $0.47, respectively, for the six months ended June 30, 2017. Our annualized return on average assets and average equity for the six months ended June 30, 2018 were 1.57% and 15.59%, respectively, compared with 1.26% and 12.47%, respectively, for the six months ended June 30, 2017.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $972,947 or 12.94% to $8.5 million for the six months ended June 30, 2018 from $7.5 million for the six months ended June 30, 2017. This increase was primarily due to interest and fee income from loans. Average loans increased $13.1 million or 5.01% to $274.1 million for the six months ended June 30, 2018, compared to $261.0 million for the six months ended June 30, 2017. The yield on average loans was 5.61% and 5.39% for the six months ended June 30, 2018 and 2017, respectively. Interest income on loans increased $900,145 for the six months ended June 30, 2018 to $7.3 million from $6.4 million for the six months ended June 30, 2017.

The average balance of interest bearing deposits at the Federal Reserve decreased $4.1 million or 79.90% to $16.1 million for the six months ended June 30, 2018, with a yield of 1.18% as compared to $20.3 million for the six months ended June 30, 2017, with a yield of 0.95%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy for loan losses. For the six months ended June 30, 2018, we had a provision of $130,000 compared to a provision of $32,500 for the same period in the prior year. The increase in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income decreased $245,312 or 19.65% to $1.0 million for the six months ended June 30, 2018, from $1.2 million for the six months ended June 30, 2017. This reduction was primarily due to a reduction in mortgage banking income, which decreased $285,155 or 42.21% due to a decrease in originations. For the six months ended June 30, 2018, we had realized gains of $4,735 from the sale of investment securities. There were no sales of investment securities during the six months ended June 30, 2017.

Non-Interest Expense

Non-interest expense increased $231,596 or 4.58% to $5.3 million for the six months ended June 30, 2018 from $5.1 million for the six months ended June 30, 2017. The increase was primarily due to an increase in salaries and employee benefits of $178,601 or 6.01% from $3.1 million for the six months ended June 30, 2017 to $3.0 million for the six months ended June 30, 2018.

Income Tax Expense

We incurred income tax expense of $735,454 for the six months ended June 30, 2018 as compared to $1,063,029 during the same period in 2017. Our effective tax rate was 18.05% and 28.92% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate during the 2018 period is a result of the 2017 Tax Act that reduced the U.S. corporate income tax rate from 34% to 21% for tax years beginning after December 31, 2017.

Off Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $106.0 million and $92.9 million as of June 30, 2018 and December 31, 2017, respectively.

Standby letters of credit represent either our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or our obligation to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit as of June 30, 2018 and December 31, 2017 was $1.3 million and $1.2 million, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $3.7 million as of June 30, 2018, to sell loans held for sale of $3.7 million, compared to forward sales commitments of $2.1 million at December 31, 2017, to sell loans held for sale of $2.1 million. The fair value of these commitments was not significant as of June 30, 2018 or December 31, 2017. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $15.5 million as of June 30, 2018 and $13.4 million at December 31, 2017. For the six months ended June 30, 2018 and June 30, 2017, there were no loans repurchased.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, interest-bearing deposits in other banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 34.15% and 38.93% of total assets as of June 30, 2018 and December 31, 2017, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. As of June 30, 2018, we had unused short-term lines of credit totaling approximately $23.0 million (which can be withdrawn at the lender's option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and liquidation of mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. As of June 30, 2018, we could borrow up to $104.7 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. As of June 30, 2018 and December 31, 2017, our liquidity ratio was 33.59% and 37.68%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase stock. Total shareholders’ equity as of June 30, 2018 was $43.2 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Full compliance with all of the final rule requirements will be phased in over a multi-year schedule. The Bank’s total risk-based capital ratio as of June 30, 2018 and December 31, 2017 was 16.78% and 15.69%, respectively.

As of June 30, 2018, the Company and the Bank were categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10.00%, 8.00%, 6.50% and 5.00%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8.00%, 6.00%, 4.50%, and 4.00%, respectively.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the financial statements. We must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Current and previous quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well-capitalized minimum capital requirements.

The Company intends to open a North Charleston office in 2019. The Bank of South Carolina will be the anchor tenant in a two-story building at the corner of Highway 78 and Ingleside Drive, occupying the entire first floor. At this time, the commitments for capital expenditures related to this office are not yet determined.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of June 30, 2018 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2018, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. Based on this assessment, management believes that as of June 30, 2018, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
August 10, 2018
	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President