Form 10-Q
period 2018-09-30
BANK OF SOUTH CAROLINA CORP
filed 2018-11-09
CIK 1007273

 United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2of the Exchange Act.

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

Yes ☐  No ☒

As of October 31, 2018, there were 5,510,917 Common Shares outstanding.

Bank of South Carolina Corporation and Subsidiary

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$8,187,758	$8,486,025
Interest-bearing deposits at the Federal Reserve	21,573,263	24,034,194
Investment securities available for sale	118,603,201	139,250,250
Mortgage loans to be sold	2,861,227	2,093,723
Loans	274,627,803	270,180,640
Less: Allowance for loan losses	(4,105,930)	(3,875,398)
Net loans	270,521,873	266,305,242
Premises, and equipment and leasehold improvements, net	2,314,004	2,244,525
Other real estate owned	—	435,479
Accrued interest receivable	1,471,368	1,720,920
Other assets	2,844,688	1,996,140

Total assets	$428,377,382	$446,566,498

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing demand	$131,015,152	$139,256,748
Interest bearing demand	96,573,047	108,967,196
Money market accounts	78,552,052	77,833,728
Time deposits over $250,000	21,861,748	18,624,924
Other time deposits	21,460,316	23,295,492
Other savings deposits	33,578,943	34,910,212
Total deposits	383,041,258	402,888,300

Accrued interest payable and other liabilities	2,036,590	913,563
Total liabilities	385,077,848	403,801,863

Shareholders' equity
Common stock - no par 12,000,000 shares authorized; Issued 5,776,869 shares at September 30, 2018 and 5,753,743 shares at December 31, 2017. Shares outstanding 5,510,312 and 5,488,207 at September 30, 2018 and December 31, 2017, respectively
Additional paid in capital	46,838,852	37,236,566
Retained earnings	1,295,509	8,471,780
Treasury stock: 266,557 shares as of September 30, 2018 and 265,536 shares as of December 31, 2017	(2,268,264)	(2,247,415)
Accumulated other comprehensive loss, net of income taxes	(2,566,563)	(696,296)
Total shareholders' equity	43,299,534	42,764,635

Total liabilities and shareholders' equity	$428,377,382	$446,566,498

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2018	2017
Interest and fee income
Loans, including fees	$3,905,954	$3,364,293
Taxable securites	465,180	409,055
Tax-exempt securities	171,916	251,172
Other	122,536	92,512
Total interest and fee income	4,665,586	4,117,032

Interest expense
Deposits	195,434	110,625
Total interest expense	195,434	110,625

Net interest income	4,470,152	4,006,407
Provision for loan losses	100,000	20,000

Net interest income after provision for loan losses	4,370,152	3,986,407

Other income
Service charges and fees	284,046	278,204
Mortgage banking income	168,004	149,379
Gain on sales of securities	—	45,820
Other non-interest income	6,643	8,479
Total other income	458,693	481,882

Other expense
Salaries and employee benefits	1,595,706	1,487,207
Net occupancy expense	389,973	399,534
Other operating expenses	797,319	597,797
Net other real estate owned expenses	33,476	—
Total other expense	2,816,474	2,484,538

Income before income tax expense	2,012,371	1,983,751
Income tax expense	234,218	543,098

Net Income	$1,778,153	$1,440,653

Weighted average shares outstanding
Basic	5,506,649	5,475,504
Diluted	5,589,549	5,588,410

Basic income per common share	$0.32	$0.26
Diluted income per common share	$0.32	$0.26

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
Interest and fee income
Loans, including fees	$11,169,692	$9,727,886
Taxable securites	1,406,094	1,147,811
Tax-exempt securities	575,657	778,259
Other	258,019	187,782
Total interest and fee income	13,409,462	11,841,738

Interest expense
Deposits	444,961	313,929
Total interest expense	444,961	313,929

Net interest income	12,964,501	11,527,809
Provision for loan losses	230,000	52,500

Net interest income after provision for loan losses	12,734,501	11,475,309

Other income
Service charges and fees	875,709	835,643
Mortgage banking income	558,473	825,003
Gain on sales of securities	4,735	45,820
Other non-interest income	22,817	23,769
Total other income	1,461,734	1,730,235

Other expense
Salaries and employee benefits	4,744,878	4,457,778
Net occupancy expense	1,195,364	1,157,442
Other operating expenses	2,111,968	1,884,928
Net other real estate owned expenses	57,613	46,143
Total other expense	8,109,823	7,546,291

Income before income tax expense	6,086,412	5,659,253
Income tax expense	969,672	1,606,127

Net Income	$5,116,740	$4,053,126

Weighted average shares outstanding
Basic	5,496,346	5,459,006
Diluted	5,579,989	5,568,799

Basic income per common share	$0.93	$0.74
Diluted income per common share	$0.92	$0.73

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2018	2017
Net Income	$1,778,153	$1,440,653
Other comprehensive loss
Unrealized loss on securities arising during the period	(548,497)	(339,956)
Reclassification adjustment for securities gains realized in net income	—	45,820
Other comprehensive loss before tax	(548,497)	(294,136)
Income tax effect related to items of other comprehensive loss before tax	115,052	100,006
Other comprehensive loss after tax	(433,445)	(194,130)
Total comprehensive income	$1,344,708	$1,246,523

	Nine Months Ended
	September 30,
	2018	2017
Net Income	$5,116,740	$4,053,126
Other comprehensive (loss) income
Unrealized (loss) gain on securities arising during the period	(2,362,691)	1,242,599
Reclassification adjustment for securities gains realized in net income	(4,735)	45,820
Other comprehensive (loss) income before tax	(2,367,426)	1,288,419
Income tax effect related to items of other comprehensive (loss) income before tax	497,159	(455,637)
Other comprehensive (loss) income after tax	(1,870,267)	832,782
Total comprehensive income	$3,246,473	$4,885,908

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF

SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2017	$37,236,566	$8,471,780	$(2,247,415)	$(696,296)	$42,764,635
Net income	—	5,116,740	—	—	5,116,740
Other comprehensive loss	—	—	—	(1,870,267)	(1,870,267)
Stock option exercises	214,418	—	(20,849)	—	193,569
Stock-based comp expense	53,526	—	—	—	53,526
Cash dividends ($0.45 per common share)	—	(2,958,669)	—	—	(2,958,669)
Common stock dividend, 10%	9,334,342	(9,334,342)	—	—	—
September 30, 2018	$46,838,852	$1,295,509	$(2,268,264)	$(2,566,563)	$43,299,534

	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2016	$36,824,022	$6,643,476	$(2,247,415)	$(607,109)	$40,612,974
Net income	—	4,053,126	—	—	4,053,126
Other comprehensive loss	—	—	—	832,782	832,782
Stock option exercises	294,342	—	—	—	294,342
Stock-based comp expense	54,404	—	—	—	54,404
Cash dividends ($0.43 per common share)	—	(2,138,160)	—	—	(2,138,160)
September 30, 2017	$37,172,768	$8,558,442	$(2,247,415)	$225,673	$43,709,468

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$5,116,740	$4,053,126
Adjustments to reconcile net income net cash provided by operating activities:
Depreciation	144,158	142,859
Gain on sale of investment securities	(4,735)	(45,820)
Loss on sale of other real estate owned	33,476	—
Loss on disposal of premises, equipment, and leasehouse improvements, net	428	—
Valuation and other adjustments to other real estate owned	23,637	46,143
Provision for loan losses	230,000	52,500
Stock-based compensation expense	53,526	54,404
Deferred income taxes	(166,739)	(567,272)
Net amortization of unearned discounts on investment securities available for sale	227,847	293,080
Origination of mortgage loans held for sale	(43,444,865)	(43,420,076)
Proceeds from sale of mortgage loans held for sale	42,677,361	44,688,456
Decrease in accrued interest receivable and other assets	64,902	285,460
Increase in accrued interest payable and other liabilities	486,474	350,649
Net cash provided by operating activities	5,442,210	5,933,509

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	6,599,927	4,380,870
Proceeds from sale of investment securities available for sale	21,434,634	20,231,265
Purchase of investment securities available for sale	(9,978,050)	(30,088,916)
Proceeds from sale of other real estate owned	378,366	—
Net decrease in loans	(4,446,631)	(8,664,506)
Purchase of premises, equipment, and leasehold improvements, net	(214,065)	(99,067)
Net cash provided by (used in) investing activities	13,774,181	(14,240,354)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(19,847,042)	14,024,187
Dividends paid	(2,322,116)	(2,084,817)
Stock options exercised	193,569	294,342
Net cash (used in) provided by financing activities	(21,975,589)	12,233,712
Net (decrease) increase in cash and cash equivalents	(2,759,198)	3,926,867
Cash and cash equivalents at the beginning of the period	32,520,219	26,242,330
Cash and cash equivalents at the end of the period	$29,761,021	$30,169,197

Cash paid during the period for:
Interest	$391,972	$365,558
Income Taxes	$963,571	$2,055,063

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$1,870,267	$832,782
Change in dividends payable	$636,553	$53,343
Transfer of loans to other real estate owned	$—	$90,832

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

On March 22, 2018, the Company approved a 10% stock dividend payable May 31, 2018 to shareholders of record as of April 30, 2018. Shares and share data have been adjusted retroactively to reflect the stock dividend. In recognition of the Company's 2018 performance to-date, on September 27, 2018, we declared a special cash dividend of $0.10 per share to shareholders of record October 9, 2018, payable October 31, 2018, to reward our shareholders.

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

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 – Leases. This update clarifies how to apply certain aspects of the new leases standard. The amendments are effective for reporting periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which gives entities another option for transition and to provide lessors with a practical expedient. The amendments are effective for reporting periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2018, the FASB amended the Fair Value Measurement Topic of the ASC. The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2018, the FASB amended the Intangibles—Goodwill and Other Topic of the ASC to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities available for sale are summarized as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Notes	$32,967,828	$—	$(1,128,095)	$31,839,733
Government-Sponsored Enterprises	60,727,011	—	(2,156,361)	58,570,650
Municipal Securities	28,632,346	115,836	(555,364)	28,192,818

Total	$122,327,185	$115,836	$(3,839,820)	$118,603,201

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Notes	$35,970,990	$—	$(411,145)	$35,559,845
Government-Sponsored Enterprises	64,444,315	—	(887,811)	63,556,504
Municipal Securities	40,191,502	487,545	(545,146)	40,133,901

Total	$140,606,807	$487,545	$(1,844,102)	$139,250,250

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2018 and December 31, 2017, by contractual maturity are as follows:

	September 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,251,445	$4,259,579	$11,554,040	$11,546,968
Due in one year to five years	99,801,938	96,746,338	72,622,056	72,124,395
Due in five years to ten years	17,858,947	17,228,111	53,290,088	52,576,036
Due in ten years and over	414,855	369,173	3,140,623	3,002,851

Total	$122,327,185	$118,603,201	$140,606,807	$139,250,250

Investment securities pledged to secure deposits had a fair value of $40.5 million and $49.4 million as of September 30, 2018 and December 31, 2017, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2018 and December 31, 2017. We believe that all unrealized losses have resulted from temporary changes in the interest rates and current market conditions and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
September 30, 2018 Available for sale
U.S. Treasury Notes	7	$31,839,733	$(1,128,095)	—	$—	$—	7	$31,839,733	$(1,128,095)
Government-Sponsored Enterprises	9	43,775,540	(1,322,126)	4	14,795,110	(834,235)	13	58,570,650	(2,156,361)
Municipal Securities	19	8,143,784	(200,329)	19	7,387,750	(355,035)	38	15,531,534	(555,364)
Total	35	$83,759,057	$(2,650,550)	23	$22,182,860	$(1,189,270)	58	$105,941,917	$(3,839,820)

December 31, 2017 Available for sale
U.S. Treasury Notes	8	$35,559,845	$(411,145)	—	$—	$—	8	$35,559,845	$(411,145)
Government-Sponsored Enterprises	12	53,275,064	(462,174)	3	10,281,440	(425,637)	15	63,556,504	(887,811)
Municipal Securities	20	7,815,221	(134,998)	29	11,056,185	(410,148)	49	18,871,406	(545,146)
Total	40	$96,650,130	$(1,008,317)	32	$21,337,625	$(835,785)	72	$117,987,755	$(1,844,102)

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We received proceeds from sales of securities available for sale and gross realized gains and losses as follows:

	Three Months Ended
	September 30,
	2018	2017

Gross proceeds	$—	$20,231,265
Gross realized gains	—	154,692
Gross realized losses	—	(108,872)

	Nine Months Ended
	September 30,
	2018	2017

Gross proceeds	$21,434,634	$20,231,265
Gross realized gains	104,634	154,692
Gross realized losses	(99,899)	(108,872)

For the nine months ended September 30, 2018, the tax provision related to these gains was $994.

Note 3: Loans and Allowance for Loan Losses

Major classifications of loans (net of deferred loan fees of $159,418 as of September 30, 2018 and $152,047 as of December 31, 2017) are as follows:

	September 30, 2018	December 31, 2017
Commercial loans	$55,372,741	$51,723,237
Commercial real estate:
Construction	4,997,437	2,317,857
Other	140,978,428	140,186,324
Consumer:
Real estate	68,179,290	70,797,973
Other	5,099,907	5,155,249
	274,627,803	270,180,640
Allowance for loan losses	(4,105,930)	(3,875,398)
Loans, net	$270,521,873	$266,305,242

We had $99.9 million and $113.4 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window as of September 30, 2018 and as of December 31, 2017, respectively.

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

The following tables illustrate credit quality by class and internally assigned grades as of September 30, 2018 and December 31, 2017. “Pass” includes loans internally graded as excellent, good and satisfactory.

September 30, 2018
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Pass	$52,477,930	$4,997,437	$136,098,726	$65,689,519	$4,796,814	$264,060,426
Watch	1,047,571	—	2,907,641	1,610,019	212,117	5,777,348
OAEM	—	—	593,359	—	—	593,359
Substandard	1,847,240	—	1,378,702	879,752	90,976	4,196,670
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$55,372,741	$4,997,437	$140,978,428	$68,179,290	$5,099,907	$274,627,803

December 31, 2017
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Pass	$47,456,205	$1,936,335	$134,401,977	$68,570,298	$4,933,696	$257,298,511
Watch	2,403,978	381,522	3,605,621	1,934,802	185,746	8,511,669
OAEM	—	—	610,806	—	—	610,806
Substandard	1,863,054	—	1,567,920	292,873	35,807	3,759,654
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$51,723,237	$2,317,857	$140,186,324	$70,797,973	$5,155,249	$270,180,640

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables include an aging analysis of the recorded investment in loans segregated by class:

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$284,995	$229,396	$—	$514,391	$54,858,350	$55,372,741	$—
Commercial Real Estate - Construction	—	—	—	—	4,997,437	4,997,437	—
Commercial Real Estate - Other	209,806	—	571,292	781,098	140,197,330	140,978,428	—
Consumer Real Estate	—	—	—	—	68,179,290	68,179,290	—
Consumer Other	13,622	—	—	13,622	5,086,285	5,099,907	—
Total	$508,423	$229,396	$571,292	$1,309,111	$273,318,692	$274,627,803	$—

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Recorded Investment ≥ 90 Days and Accruing
Commercial	$3,531	$192,846	$—	$196,377	$51,526,860	$51,723,237	$—
Commercial Real Estate - Construction	—	—	—	—	2,317,857	2,317,857	—
Commercial Real Estate - Other	—	—	651,578	651,578	139,534,746	140,186,324	—
Consumer Real Estate	—	—	—	—	70,797,973	70,797,973	—
Consumer Other	10,302	—	34,107	44,409	5,110,840	5,155,249	34,107
Total	$13,833	$192,846	$685,685	$892,364	$269,288,276	$270,180,640	$34,107

There were no loans as of September 30, 2018 and two loans as of December 31, 2017 over 90 days past due and still accruing.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the balances of non-accrual loans:

	Loans Receivable on Non-Accrual
	September 30, 2018	December 31, 2017
Commercial	$27,230	$41,651
Commercial Real Estate - Construction	—	—
Commercial Real Estate - Other	571,292	790,208
Consumer Real Estate	—	—
Consumer Other	3,405	—

Total	$601,927	$831,859

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three and nine months ended September 30, 2018 and September 30, 2017. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

Three Months Ended September 30, 2018
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$1,343,760	$29,091	$972,038	$589,051	$1,073,524	$4,007,464
Charge-offs	—	—	—	—	(12,794)	(12,794)
Recoveries	11,000	—	—	—	260	11,260
Provisions	146,752	4,404	10,334	(84,365)	22,875	100,000
Ending Balance	$1,501,512	$33,495	$982,372	$504,686	$1,083,865	$4,105,930

Nine Months Ended September 30, 2018
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$1,403,588	$23,638	$1,549,755	$796,918	$101,499	$3,875,398
Charge-offs	(31,250)	—	—	—	(84,637)	(115,887)
Recoveries	13,500	—	56,827	45,412	680	116,419
Provisions	115,674	9,857	(624,210)	(337,644)	1,066,323	230,000
Ending Balance	$1,501,512	$33,495	$982,372	$504,686	$1,083,865	$4,105,930

Three Months Ended September 30, 2017
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$1,628,672	$52,763	$1,382,919	$771,853	$91,308	$3,927,515
Charge-offs	—	—	—	(80,787)	(2,489)	(83,276)
Recoveries	—	—	—	21,000	1,720	22,720
Provisions	403,920	(7,235)	(209,108)	(150,697)	(16,880)	20,000
Ending Balance	$2,032,592	$45,528	$1,173,811	$561,369	$73,659	$3,886,959

Nine Months Ended September 30, 2017
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$1,545,188	$51,469	$1,374,706	$726,391	$153,863	$3,851,617
Charge-offs	—	—	—	(80,786)	(4,863)	(85,649)
Recoveries	—	—	—	63,000	5,491	68,491
Provisions	487,404	(5,941)	(200,895)	(147,236)	(80,832)	52,500
Ending Balance	$2,032,592	$45,528	$1,173,811	$561,369	$73,659	$3,886,959

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present, by class and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans:

September 30, 2018
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$918,694	$—	$40,614	$—	$23,046	$982,354
Collectively evaluated for impairment	582,818	33,495	941,758	504,686	1,060,819	3,123,576
Total Allowance for Loan Losses	$1,501,512	$33,495	$982,372	$504,686	$1,083,865	$4,105,930
Loans Receivable
Individually evaluated for impairment	$1,807,958	$—	$1,390,661	$879,753	$23,046	$4,101,418
Collectively evaluated for impairment	53,564,783	4,997,437	139,587,767	67,299,537	5,076,861	270,526,385
Total Loans Receivable	$55,372,741	$4,997,437	$140,978,428	$68,179,290	$5,099,907	$274,627,803

December 31, 2017
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$832,571	$—	$99,523	$43,042	$34,107	$1,009,243
Collectively evaluated for impairment	571,017	23,638	1,450,232	753,876	67,392	2,866,155
Total Allowance for Losses	$1,403,588	$23,638	$1,549,755	$796,918	$101,499	$3,875,398
Loans Receivable
Individually evaluated for impairment	$1,812,461	$—	$1,584,821	$292,873	$34,107	$3,724,262
Collectively evaluated for impairment	49,910,776	2,317,857	138,601,503	70,505,100	5,121,142	266,456,378
Total Loans Receivable	$51,723,237	$2,317,857	$140,186,324	$70,797,973	$5,155,249	$270,180,640

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018 and December 31, 2017, loans individually evaluated for impairment and the corresponding allowance for loan losses are presented in the following table:

	Impaired and Restructured Loans As of
	September 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$124,983	$124,983	—	$152,490	$152,490	$—
Commercial Real Estate - Construction	—	—	—	—	—	—
Commercial Real Estate - Other	981,021	981,021	—	1,058,601	1,058,601	—
Consumer Real Estate	879,753	879,753	—	249,754	249,754	—
Consumer Other	—	—	—	—	—	—
Total	1,985,757	1,985,757	—	1,460,845	1,460,845	—

With an allowance recorded:
Commercial	1,682,975	1,682,975	918,694	1,659,971	1,659,971	832,571
Commercial Real Estate - Construction	—	—	—	—	—	—
Commercial Real Estate - Other	409,640	309,839	40,614	626,021	526,220	99,523
Consumer Real Estate	—	—	—	43,119	43,119	43,042
Consumer Other	23,046	23,046	23,046	34,107	34,107	34,107
Total	2,115,661	2,015,860	982,354	2,363,218	2,263,417	1,009,243

Total
Commercial	1,807,958	1,807,958	918,694	1,812,461	1,812,461	832,571
Commercial Real Estate - Construction	—	—	—	—	—	—
Commercial Real Estate - Other	1,390,661	1,290,860	40,614	1,684,622	1,584,821	99,523
Consumer Real Estate	879,753	879,753	—	292,873	292,873	43,042
Consumer Other	23,046	23,046	23,046	34,107	34,107	34,107
Total	$4,101,418	$4,001,617	$982,354	$3,824,063	$3,724,262	$1,009,243

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents average impaired loans and interest income recognized on those impaired loans, by class, for the periods indicated:

	Three Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$128,953	$2,178	$165,274	$2,429
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	984,499	10,378	1,276,906	9,999
Consumer Real Estate	879,753	8,562	451,318	5,972
Consumer Other	—	—	—	—
Total	1,993,205	21,118	1,893,498	18,400

With an allowance recorded:
Commercial	1,702,976	26,195	1,685,930	26,484
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	411,107	2,739	933,243	2,792
Consumer Real Estate	—	—	43,119	462
Consumer Other	24,518	329	34,579	463
Total	2,138,601	29,263	2,696,871	30,201

Commercial	1,831,929	28,373	1,851,204	28,913
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	1,395,606	13,117	2,210,149	12,791
Consumer Real Estate	879,753	8,562	494,437	6,434
Consumer Other	24,518	329	34,579	463
Total	$4,131,806	$50,381	$4,590,369	$48,601

	Nine Months Ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$137,445	$6,551	$173,964	$7,416
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	983,516	29,724	1,275,402	23,084
Consumer Real Estate	879,753	37,847	451,025	16,938
Consumer Other	—	—	—	—
Total	2,000,714	74,122	1,900,391	47,438

With an allowance recorded:
Commercial	1,742,743	81,553	1,711,259	76,544
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	419,231	8,209	930,420	5,367
Consumer Real Estate	—	—	43,119	1,296
Consumer Other	27,469	1,084	36,056	1,419
Total	2,189,443	90,846	2,720,854	84,626

Commercial	1,880,188	88,104	1,885,223	83,960
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	1,402,747	37,933	2,205,822	28,451
Consumer Real Estate	879,753	37,847	494,144	18,234
Consumer Other	27,469	1,084	36,056	1,419
Total	$4,190,157	$164,968	$4,621,245	$132,064

In general, the modification or restructuring of a debt is considered a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of September 30, 2018, there was one TDR with a balance of $23,046, compared to one TDR with a total balance of $33,300 as of December 31, 2017. These TDRs were granted extended payment terms with no principal reduction. All TDRs were performing as agreed as of September 30, 2018 and December 31, 2017, respectively. No TDRs defaulted during the nine months ended September 30, 2018 and 2017, which were modified within the previous twelve months.

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

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of September 30, 2018 and December 31, 2017.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are as follows:

	Balance as of September 30, 2018
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$31,839,733	$—	$—	$31,839,733
Government-Sponsored Enterprises	—	58,570,650	—	58,570,650
Municipal Securities	—	21,649,135	6,543,683	28,192,818
Total	$31,839,733	$80,219,785	$6,543,683	$118,603,201

	Balance as of December 31, 2017
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$35,559,845	$—	$—	$35,559,845
Government-Sponsored Enterprises	—	63,556,504	—	63,556,504
Municipal Securities	—	28,675,012	11,458,889	40,133,901
Total	$35,559,845	$92,231,516	$11,458,889	$139,250,250

There were no liabilities recorded at fair value on a recurring basis as of September 30, 2018 or December 31, 2017.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning Balance	$7,096,356	$12,488,995	$11,458,889	$13,977,857
Total realized/unrealized gains (losses)
Included in earnings	—	—	—	—
Included in other comprehensive income	52,254	13,852	119,721	254,940
Purchases, issuances, and settlements net of maturities	(604,927)	(593,719)	(5,034,927)	(2,323,719)
Transfers in and/or out of Level 3	—	—	—	—
Ending Balance	$6,543,683	$11,909,128	$6,543,683	$11,909,078

There were no transfers between fair value levels during the nine months ended September 30, 2018 or September 30, 2017.

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

The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$2,229,800	$2,229,800
Other real estate owned	—	—	—	—
Loans held for sale	—	2,861,227	—	2,861,227
Total	$—	$2,861,227	$2,229,800	$5,091,027

	December 31, 2017
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$1,735,051	$1,735,051
Other real estate owned	—	—	435,479	435,479
Loans held for sale	—	2,093,723	—	2,093,723
Total	$—	$2,093,723	$2,170,530	$4,264,253

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2018 or December 31, 2017.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements as of September 30, 2018 and 2017:

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

As of September 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of September 30, 2018 and December 31, 2017.

Fair Value Measurements at September 30, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$8,187,758	$8,187,758	$8,187,758	$—	$—
Interest-bearing deposits at the Federal Reserve	21,573,263	21,573,263	21,573,263	—	—
Investment securities available for sale	118,603,201	118,603,201	31,839,733	80,219,785	6,543,683
Mortgage loans to be sold	2,861,227	2,861,227	—	2,861,227	—
Loans, net	270,521,873	264,323,028	—	—	264,323,028
Accrued interest receivable	1,471,368	1,471,368	—	1,471,368	—
Financial Liabilities:
Demand deposits	339,719,194	339,719,194	—	339,719,194	—
Time deposits	43,322,064	44,653,911	—	44,653,911	—
Accrued interest payable	149,179	149,179	—	149,179	—

Fair Value Measurements at December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$8,486,025	$8,486,025	$8,486,025	$—	$—
Interest-bearing deposits at the Federal Reserve	24,034,194	24,034,194	24,034,194	—	—
Investment securities available for sale	139,250,250	139,250,250	35,559,845	92,231,516	11,458,889
Mortgage loans to be sold	2,093,723	2,093,723	—	2,093,723	—
Loans, net	266,305,242	265,277,204	—	—	265,277,204
Accrued interest receivable	1,720,920	1,720,920	—	1,720,920	—
Financial Liabilities:
Demand deposits	360,967,884	360,967,884	—	360,967,884	—
Time deposits	41,920,416	40,722,870	—	40,722,870	—
Accrued interest payable	96,190	96,190	—	96,190	—

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

The following table is a summary of the reconciliation of average shares outstanding for the three months ended September 30:

	2018	2017
Net income	$1,778,153	$1,440,653

Weighted average shares outstanding	5,506,649	5,475,504
Effect of dilutive shares	82,900	112,906
Weighted average shares outstanding - diluted	5,589,549	5,588,410

Earnings per share - basic	$0.32	$0.26
Earnings per share - diluted	$0.32	$0.26

 The following table is a summary of the reconciliation of average shares outstanding for the nine months ended September 30:

	2018	2017
Net income	$5,116,740	$4,053,126

Weighted average shares outstanding	5,496,346	5,459,006
Effect of dilutive shares	83,643	109,793
Weighted average shares outstanding - diluted	5,579,989	5,568,799

Earnings per share - basic	$0.93	$0.74
Earnings per share - diluted	$0.92	$0.73

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $428.4 million in assets as of September 30, 2018, and net income of $1.8 million and $5.1 million for the three and nine months ended September 30, 2018, respectively. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long-standing relationships.

We derive most of our income from interest on loans and investments (interest-bearing assets). The primary source of funding for making these loans and investments is our interest and non-interest bearing deposits. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-bearing assets and the expense on our interest bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-bearing assets and the rate we pay on our interest-bearing liabilities.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identify significant factors that have affected our financial position and operating results as of and for the periods ending September 30, 2018 and December 31, 2017, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

Critical Accounting Policies

Our critical accounting policies which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of September 30, 2018, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2017, except with respect to calculations of the fair value of our loan portfolio as described in Note 4 to our Financial Statements above.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents decreased 8.48% or $2.7 million to $29.8 million as of September 30, 2018, from $32.5 million as of December 31, 2017. Funds are placed in interest-bearing deposit accounts at the Federal Reserve until opportunities arise for investment in higher yielding assets.

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

As of September 30, 2018, our available for sale investment portfolio included U. S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $118.6 million and an amortized cost of $122.3 million for a net unrealized loss of approximately $3.7 million. As of September 30, 2018 and December 31, 2017, our investment securities portfolio represented approximately 27.69% and 31.18% of our total assets, respectively. The average yield on our investment securities was 2.08% and 2.01% as of September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018, seven Municipal Securities totaling $2.7 million matured and thirteen Municipal Securities in the amount of $3.5 million were called. We sold four Government Sponsored Enterprise securities, eight Municipal Securities, and one U.S. Treasury Note during the nine months ended September 30, 2018 for gross proceeds of $21.4 million. We also purchased two Government Sponsored Enterprise securities with a face value of $10.0 million during the nine months ended September 30, 2018. The remaining proceeds from the sale of investment securities were used to fund daily liquidity needs as well as loan growth.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans were to borrowers located in our market area of Charleston, Dorchester and Berkeley Counties of South Carolina.

Net loans increased $4.2 million, or 1.58%, to $270.5 million as of September 30, 2018 from $266.3 million as of December 31, 2017. The increase in loans is due to improved loan demand.

The following table is a summary of our loan portfolio composition (net of deferred fees of $159,418 as of September 30, 2018 and $152,047 as of December 31, 2017) and the corresponding percentage of total loans as of the dates indicated.

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent

Commercial	$55,372,741	20.16%	$51,723,237	19.14%
Commercial Real Estate - Construction	4,997,437	1.82%	2,317,857	0.86%
Commercial Real Estate - Other	140,978,428	51.33%	140,186,324	51.89%
Consumer Real Estate	68,179,290	24.83%	70,797,973	26.20%
Consumer Other	5,099,907	1.86%	5,155,249	1.91%
Total	274,627,803	100.00%	270,180,640	100.00%
Allowance for loan losses	(4,105,930)		(3,875,398)
Total loans, net	$270,521,873		$266,305,242

Nonperforming Assets

Nonperforming assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, loans on nonaccrual status, and TDRs. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms, and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of September 30, 2018, we had no loans 90 days past due still accruing interest.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges. As of September 30, 2018, we determined that we had one loan totaling $23,046 that we considered a TDR. As of December 31, 2017, we had one loan totaling $33,300 that we considered a TDR.

Nonperforming loans include all loans past due 90 days and over, certain impaired loans (some of which may be contractually current), and TDR loans that have not yet established a satisfactory period of payment performance (some of which may be contractually current). Nonperforming assets include other real estate owned.

The following table is a summary of our nonperforming assets:

	September 30, 2018	December 31, 2017
Commercial	$27,230	$41,651
Commercial Real Estate - Other	571,292	790,208
Consumer Other	3,405	—
Total nonaccruing loans	601,927	831,859
Other real estate owned	—	435,479
Total nonperforming assets	$601,927	$1,267,338

The decrease in total nonperforming assets is related to the sale of other real estate owned and improving real estate market.

Allowance for Loan Losses

The allowance for loan losses was $4.1 million as of September 30, 2018 and $3.9 million as of December 31, 2017, or 1.50% and 1.43% of outstanding loans, respectively. As of September 30, 2018 and December 31, 2017, the allowance for loan losses represented 656.98% and 305.79% of the total amount of nonperforming loans, respectively. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses as of September 30, 2018 is adequate.

As of September 30, 2018, impaired loans totaled $4.1 million, for which $2.1 million of these loans had a reserve of approximately $1.0 million allocated in the allowance for loan losses. Comparatively, impaired loans totaled $3.7 million at December 31, 2017, and $2.3 million of these loans had a reserve of approximately $1.0 million allocated in the allowance for loan losses.

During the three months ended September 30, 2018, we recorded $12,794 in charge-offs and $11,260 in recoveries on loans previously charged-off, resulting in net charge-offs of $1,534. During the same period in 2017, we recorded $83,276 of charge-offs and $22,720 of recoveries on loans previously charged-off, resulting in net recoveries of $60,556. During the nine months ended September 30, 2018, we recorded $115,887 of charge-offs and $116,419 of recoveries on loans previously charged-off, for net recoveries of $532. Comparatively, we recorded $85,649 of charge-offs and $68,491 of recoveries on loans previously charged-off, resulting in net charge-offs of $17,158 for the nine months ended September 30, 2017.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest bearing deposits provided funding for 60.52% of average earning assets for the nine months ended September 30, 2018, and 61.14% for the twelve months ended December 31, 2017. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies, and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Deposits
Non-interest bearing demand	$131,015,152	34.20%	$139,256,748	34.56%
Interest bearing demand	96,573,047	25.21%	108,967,196	27.05%
Money market accounts	78,552,052	20.51%	77,833,728	19.32%
Time deposits over $250,000	21,861,748	5.71%	18,624,924	4.62%
Other time deposits	21,460,316	5.60%	23,295,492	5.78%
Other savings deposits	33,578,943	8.77%	34,910,212	8.66%
Total deposits	$383,041,258	100.00%	$402,888,300	100.00%

Deposits decreased 4.93% or $19.8 million from December 31, 2017 to September 30, 2018. These decreases were primarily due to normal, seasonal fluctuations and the anticipated loss of temporary deposits.

As of September 30, 2018 and December 31, 2017, deposits with an aggregate deficit balance of $31,616 and $66,479, respectively were re-classified as other loans.

Comparison of Three Months Ended September 30, 2018 to Three Months Ended September 30, 2017

Net income increased $337,500 or 23.43% to $1.8 million, or basic and diluted earnings per share of $0.32, for the three months ended September 30, 2018, from $1.4 million, or basic and diluted earnings per share of $0.26, for the three months ended September 30, 2017. Our annualized return on average assets and average equity for the three months ended September 30, 2018 were 1.63% and 16.19%, respectively, compared with 1.32% and 13.01%, respectively, for the three months ended September 30, 2017.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $463,745 or 11.58% to $4.5 million for the three months ended September 30, 2018 from $4.0 million for the three months ended September 30, 2017. This increase was primarily due to interest and fee income on loans related to increases in market interest rates. Average loans increased $17.1 million or 6.46% to $281.1 million for the three months ended September 30, 2018, compared to $264.0 million for the three months ended September 30, 2017. The yield on average loans (including fees) was 5.83% and 5.29% for the three months ended September 30, 2018 and September 30, 2017, respectively. Interest income on loans increased $541,661 for the three months ended September 30, 2018 to $3.7 million from $3.2 million for the three months ended September 30, 2017.

The average balance of interest bearing deposits at the Federal Reserve decreased $4.9 million or 17.43% to $23.6 million for the three months ended September 30, 2018, with a yield of 2.09% as compared to $28.5 million for the three months ended September 30, 2017, with a yield of 1.97%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy for loan losses. For the three months ended September 30, 2018, we had a provision of $100,000 compared to a provision of $20,000 for the same period in the prior year. The increase in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income decreased $23,189 or 4.81% to $458,693 for the three months ended September 30, 2018, from $481,882 for the three months ended September 30, 2017. We had realized gains of $45,820 from the sales of investment securities during the three months ended September 30, 2017. However, there were no gains on sale of investment securities during the three months ended September 30, 2018. The decrease in gains on sales of investment securities was offset by an increase of $18,625 in mortgage banking income, which is the result of increased mortgage-related activity occurring in the current period.

Non-Interest Expense

Non-interest expense increased $331,936 or 13.36% to $2.8 million for the three months ended September 30, 2018 from $2.5 million for the three months ended September 30, 2017. This increase was primarily due to an increase in salaries and employee benefits of $108,499, loss on sale of other real estate owned of $33,476, and amortization expense of $141,995 related to our investment in a 2018 Federal Historic Renovation Tax Credit.

Income Tax Expense

We incurred income tax expense of $234,218 for the three months ended September 30, 2018 as compared to $543,098 during the same period in 2017. Our effective tax rate was 11.64% and 27.38% for the three months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate during the 2018 period is a result of the 2017 Tax Act that reduced the U.S. corporate income tax rate from 34% to 21% for tax years beginning after December 31, 2017, as well as our investment in a 2018 Federal Historic Renovation Tax Credit generated from the extensive renovation of a historic building located in Union, South Carolina. This transaction closed on August 31, 2018.

Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017

Net income increased $1,063,614 or 26.24% to $5.1 million, or basic and diluted earnings per share of $0.93 and $0.92, respectively, for the nine months ended September 30, 2018, from $4.1 million, or basic and diluted earnings per share of $0.74 and $0.73, respectively, for the nine months ended September 30, 2017. Our annualized return on average assets and average equity for the nine months ended September 30, 2018 were 1.59% and 15.72%, respectively, compared with 1.28% and 12.66%, respectively, for the nine months ended September 30, 2017.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $1.5 million or 12.46% to $13.0 million for the nine months ended September 30, 2018 from $11.5 million for the nine months ended September 30, 2017. This increase was primarily due to increases in market interest rates. Average loans increased $14.4 million or 5.50% to $276.5 million for the nine months ended September 30, 2018, compared to $262.0 million for the nine months ended September 30, 2017. The yield on average loans was 5.66% and 5.33% for the nine months ended September 30, 2018 and 2017, respectively. Interest income on loans increased $1.4 million for the nine months ended September 30, 2018 to $11.2 million from $9.7 million for the nine months ended September 30, 2017.

The average balance of interest bearing deposits at the Federal Reserve decreased $4.3 million or 18.99% to $18.7 million for the nine months ended September 30, 2018, with a yield of 1.35% as compared to $23.0 million for the nine months ended September 30, 2017, with a yield of 1.09%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy for loan losses. For the nine months ended September 30, 2018, we had a provision of $230,000 compared to a provision of $52,500 for the same period in the prior year. The increase in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income decreased $268,501 or 15.52% to $1.5 million for the nine months ended September 30, 2018, from $1.7 million for the nine months ended September 30, 2017. This reduction was primarily due to a reduction in mortgage banking income, which decreased $266,530 or 32.31% due to a decrease in originations. For the nine months ended September 30, 2017, we had realized gains of $45,820 from the sale of investment securities compared to $4,735 in realized gains during the nine months ended September 30, 2018.

Non-Interest Expense

Non-interest expense increased $563,532 or 7.47% to $8.1 million for the nine months ended September 30, 2018 from $7.5 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in salaries and employee benefits of $287,100 or 6.44% from $4.7 million for the nine months ended September 30, 2017 to $4.5 million for the nine months ended September 30, 2018 in addition to amortization expense of $141,995 related to our investment in a 2018 Federal Historic Renovation Tax Credit.

Income Tax Expense

We incurred income tax expense of $735,454 for the nine months ended September 30, 2018 as compared to $1,063,029 during the same period in 2017. Our effective tax rate was 15.93% and 28.38% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate during the 2018 period is a result of the 2017 Tax Act that reduced the U.S. corporate income tax rate from 34% to 21% for tax years beginning after December 31, 2017, as well as our investment in a 2018 Federal Historic Renovation Tax Credit generated from the extensive renovation of a historic building located in Union, South Carolina. This transaction closed on August 31, 2018.

Off Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $95.9 million and $92.9 million as of September 30, 2018 and December 31, 2017, respectively.

Standby letters of credit represent either our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or our obligation to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit as of September 30, 2018 and December 31, 2017 was $1.2 million.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $2.9 million as of September 30, 2018, to sell loans held for sale of $2.9 million, compared to forward sales commitments of $2.1 million at December 31, 2017, to sell loans held for sale of $2.1 million. The fair value of these commitments was not significant as of September 30, 2018 or December 31, 2017. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $15.2 million as of September 30, 2018 and $13.4 million at December 31, 2017. For the nine months ended September 30, 2018 and September 30, 2017, there were no loans repurchased.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, interest-bearing deposits in other banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 34.15% and 38.93% of total assets as of September 30, 2018 and December 31, 2017, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. As of September 30, 2018, we had unused short-term lines of credit totaling approximately $23.0 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and liquidation of mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. As of September 30, 2018, we could borrow up to $104.7 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. As of September 30, 2018 and December 31, 2017, our liquidity ratio was 34.98% and 37.68%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase stock. Total shareholders’ equity as of September 30, 2018 was $43.2 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Full compliance with all of the final rule requirements will be phased in over a multi-year schedule. The Bank’s total risk-based capital ratio as of September 30, 2018 and December 31, 2017 was 17.11% and 15.69%, respectively.

As of September 30, 2018, the Company and the Bank were categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10.00%, 8.00%, 6.50% and 5.00%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8.00%, 6.00%, 4.50%, and 4.00%, respectively.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of September 30, 2018 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2018, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. Based on this assessment, management believes that as of September 30, 2018, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
November 9, 2018
	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President

