Form 10-K
period 2018-12-31
BANK OF SOUTH CAROLINA CORP
filed 2019-03-04
CIK 1007273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2018

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

Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for a shorter period that the registrant was required to submit).

Yes ☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on June 30, 2018 was $74,908,192.

As of February 14, 2019, the Registrant has outstanding 5,514,305 shares of common stock.

 BANK OF SOUTH CAROLINA CORPORATION

AND SUBSIDIARY

Table of Contents

PART I

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Bank of South Carolina Corporation (the “Company”) of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-K. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

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

Market Area

The Bank operates as an independent, community oriented, commercial bank providing a broad range of financial services and products to the Charleston – North Charleston metro area, which includes Charleston, Berkeley, and Dorchester county. We have four banking house locations: 256 Meeting Street, Charleston, SC; 100 North Main Street, Summerville, SC; 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC; and 2027 Sam Rittenberg Boulevard, Charleston, SC. We intend to open a banking office at 9403 Highway 78, North Charleston, SC in 2019 (copy of the lease incorporated as Exhibit 10.13 in the June 30, 2017 Form 10-Q).

The Charleston – North Charleston metro area grew 33.11% between 2012 and 2017 according to the U.S. Bureau of Economic Analysis. The primary economic drivers of our market area are manufacturing, hospitality, technology, and the healthcare industry. This includes manufacturing campuses for Boeing, Volvo Cars, and Mercedes-Benz Vans in the area. Hospitality has also contributed to the economic growth as both Conde Nast Traveler and Travel Leisure Magazine have recognized the area as a top tourism destination. Additionally, Charleston is considered the number one mid-sized U.S. metro area for IT growth according to the U.S. Bureau of Labor Statistics.

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

We compete with commercial banks, savings institutions, finance companies, credit unions and other financial services companies. Many of our larger commercial bank competitors have greater name recognition and offer certain services that we do not. However, we believe that we have developed an effective competitive advantage in our market area by emphasizing exceptional service and knowledge of local trends and conditions.

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

Commercial Loans

As of December 31, 2018, $54.8 million, or 19.96%, of our loan portfolio consisted of commercial loans. We originate various types of secured and unsecured commercial loans to customers in our market area in order to provide customers with working capital and funds for other general business purposes. The term of these loans generally range from less than one year to 10 years. These loans bear either a fixed interest rate or an interest rate linked to a variable market index, depending on the individual loan, its purpose, and underwriting of that loan.

Commercial credit decisions are based upon our credit assessment of each applicant. We evaluate the applicant’s ability to repay in accordance with the proposed terms of the loan and assess the risks involved. In addition to evaluating the applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the applicant’s personal credit history supplement our analysis of the applicant’s creditworthiness. In addition, collateral supporting a secured transaction is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of similar duration because they have a higher risk of default with repayment generally depending on the successful operation of the borrower’s business and the adequacy of any collateral.

Commercial Real Estate Loans

As of December 31, 2018, commercial real estate construction loans comprised $7.3 million, or 2.66%, of our loan portfolio. We make construction loans for commercial properties to businesses. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Loans are typically underwritten with a maximum loan to value ratio of 80% based on current appraisals with value defined as the purchase price, appraised value, or cost of construction, whichever is lower. Repayment of construction loans on non-residential and income-producing properties is normally attributable to rental income, income from the borrower’s operating entity, or the sale of the property. Construction loans are interest-only during the construction period, which typically does not exceed twelve months and are often paid-off with permanent financing.

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

As of December 31, 2018, $143.7 million, or 52.32%, of our loan portfolio consisted of other commercial real estate loans, excluding commercial construction loans. Properties securing our commercial real estate loans are primarily comprised of business owner-occupied properties, small office buildings and office suites, and income-producing real estate.

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

Consumer Loans

Consumer real estate loans were $63.8 million, or 23.22%, of the loan portfolio as of December 31, 2018. Consumer real estate loans consist of consumer construction loans, consumer real estate loans, HELOCs, and mortgage originations. We make construction loans for owner-occupied residential properties. Advances on construction loans are in accordance with a schedule reflecting the cost of construction, but are limited to a maximum loan-to-value ratio of 80%. Before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan. Similar to commercial real estate construction financing, consumer construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. Construction loans also expose us to risk that improvements will not be completed on time in accordance with specifications and projected costs.

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

Other consumer loans totaled $5.0 million and were 1.83% of the loan portfolio as of December 31, 2018. These loans are originated for various purposes, including the purchase of automobiles, boats, and other personal purposes.

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

Employees

At December 31, 2018, we employed 79 people, with four individuals considered part time and one individual considered hourly, none of whom are subject to a collective bargaining agreement. We provide a variety of benefit programs including an Employee Stock Ownership Plan and Trust, Stock Incentive Plan, health, life, disability and other insurance. We believe our relationship with our employees is excellent.

Supervision and Regulation

We are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions and provide for general regulatory oversight of virtually all aspects of operations. The regulations are primarily intended to protect depositors, customers, and the integrity of the U.S. banking system and capital markets. The following information describes some of the more significant laws and regulations applicable to us. The description is qualified in its entirety by reference to the applicable laws and regulations. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, state legislatures, and with the various bank regulatory agencies. Changes in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on our business operations and earnings.

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

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”) to centralize responsibility for consumer financial protection, including implementing, examining and enforcing compliance with federal consumer financial laws. The CFPB exercises supervisory review of banks under its jurisdiction. The CFPB focuses its rulemaking in several areas, particularly in the areas of mortgage reform involving the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Equal Credit Opportunity Act, and the Fair Debt Collection Practices Act. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: proprietary trading and the ownership or sponsorship of private equity or hedge funds that are referred to as covered funds. Proprietary trading, in general, is trading in securities on a short-term basis for a banking entity’s own account. In December 2013, federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2018, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

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

Capital Requirements

The Federal Reserve Board imposes certain capital requirements on the Company under the Bank Holding Company Act, including a minimum leverage ratio and minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described under “Regulatory Capital Requirements” in the notes to the financial statements (see Note 18). The ability of the Company to pay dividends to shareholders depends on the Bank’s ability to pay dividends to the Company, which is subject to regulatory restrictions as described below in “Dividends.”

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

Consumer Protection Regulations

Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected by the Bank are subject to state usury laws and federal laws concerning interest rates. Our loan operations are also subject to federal laws applicable to credit transactions, such as:

●	The federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers
●	The Home Mortgage Disclosure Act of 1975, which requires financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves
●	The Fair Lending Act, which requires fair, equitable, and nondiscriminatory access to credit for consumers
●	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit
●	The Fair Credit Reporting Act of 1978, which governs the use and provision of information to credit reporting agencies
●	The Fair Debt Collection Act, which governs the manner in which consumer debt may be collected by collection agencies
●	The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

●	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records
●	The Electronic Funds Transfer Act and the Federal Reserve Board issued Regulation E to implement the act, which governs automatic deposits to and withdrawals from deposit and customer’s rights and liabilities arising from the use of automated teller machines and other electronic banking services
●	Regulation DD, which implements the Truth in Savings Act to enable consumers to make informed decisions about deposit accounts at depository institutions.

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

Bank Secrecy Act/Anti-Money Laundering

We are subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001 (“USA Patriot Act”). We must maintain a Bank Secrecy Act Program that includes established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee-training program; and testing of the program by an independent audit function. The enactment of the USA Patriot Act amended and expanded the focus of the Bank Secrecy Act to facilitate information sharing among governmental entities and the Company for the purpose of combating terrorism and money laundering. It improves anti-money laundering and financial transparency laws, information collection tools and the enforcement mechanics for the U.S. government. These provisions include (a) standards for verifying customer identification at account opening; (b) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (c) reports by nonfinancial trades and businesses filed with the U.S. Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; (d) suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws; and (e) regulations and enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

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

The Company’s headquarters is located at 256 Meeting Street in downtown Charleston, South Carolina. This site is also the location of the main office of the Bank. The Bank also operates from three additional locations: 100 North Main Street, Summerville, SC; 1337 Chuck Dawley Boulevard, Mount Pleasant, SC; and 2027 Sam Rittenberg Boulevard, Charleston, SC. The Bank’s mortgage department is located at 1071 Morrison Drive, Charleston, SC. A fifth office at 9403 Highway 78 in North Charleston, SC is under construction and will open in 2019. The Company owns the 2027 Sam Rittenberg Boulevard location, which houses the Operations Department of the Bank as well as operating as a banking office. The Company leases all other locations. The owned location is not encumbered and all of the leases have renewal options. Each banking location is suitable and adequate for banking operations.

Item 3.	Legal Proceedings

In our opinion, there are no legal proceedings pending other than routine litigation incidental to the Company’s business involving amounts that are not material to our financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At December 31, 2018, there were 5,777,474 shares issued and 5,510,917 shares outstanding of the 12,000,000 authorized shares of common stock of the Company. Our common stock is traded on the NASDAQ under the trading symbol “BKSC”.

Information regarding the historical market prices of our common stock and dividends declared on that stock is shown below.

	High	Low	Dividends
2018
Quarter ended March 31, 2018	$21.45	$18.90	$0.15
Quarter ended June 30, 2018	$21.90	$17.55	$0.15
Quarter ended September 30, 2018	$21.15	$19.50	$0.25
Quarter ended December 31, 2018	$20.90	$17.89	$0.15

2017
Quarter ended March 31, 2017	$21.85	$19.28	$0.14
Quarter ended June 30, 2017	$21.15	$18.80	$0.14
Quarter ended September 30, 2017	$19.95	$17.47	$0.15
Quarter ended December 31, 2017	$19.35	$18.00	$0.15

2016
Quarter ended March 31, 2016	$16.75	$14.91	$0.13
Quarter ended June 30, 2016	$16.25	$15.51	$0.13
Quarter ended September 30, 2016	$18.63	$15.95	$0.14
Quarter ended December 31, 2016	$23.47	$18.39	$0.14

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

At our December 1995 Board Meeting, the Board of Directors authorized the repurchase of up to 140,918 shares of its common stock on the open market. At our October 1999 Board Meeting, the Board of Directors authorized the repurchase of up to 45,752 shares of its common stock on the open market and again at our September 2001 Board meeting, the Board of Directors authorized the repurchase of up to 54,903 shares of its common stock on the open market. As of the date of this report, the Company owns 266,557 shares, adjusted for five 10% stock dividends and a 25% stock dividend. At the Annual Meeting in April 2007, the shareholders voted to increase the number of authorized shares from 6,000,000 to 12,000,000.

As of February 14, 2019, there were approximately 1,853 shareholders of record with shares held by individuals and in nominee names. The market price for our common stock as of February 14, 2019, was $18.51. As of February 14, 2019, there were 5,780,862 shares of common stock issued and 5,514,305 shares of common stock outstanding.

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement (“ESOP”) to provide retirement benefits to eligible employees of the Bank for long and faithful service. An amendment and restatement was made to the ESOP effective January 1, 2007 and approved by the Board of Directors January 18, 2007. Periodically, the Internal Revenue Service (“IRS”) requires a restatement of a qualified retirement plan to ensure that the plan document includes provisions required by legislative and regulatory changes made since the last restatement. There have been no substantive changes to the plan; however, to comply with the IRS rules, the Board of Directors approved a restated plan on January 26, 2012 (incorporated as Exhibit 10.5 in the 2011 10-K) and submitted the plan to the IRS for approval. The IRS issued a determination letter on September 26, 2013, stating that the plan satisfied the requirements of Code Section 4975 (e) (7). On January 26, 2017, the Board of Directors approved a restated plan (incorporated as Exhibit 10.6 in the 2016 10-K). The restated Plan was submitted to the IRS for approval and a determination letter was issued November 17, 2017, stating that the plan satisfies the requirements of Code Section 4975 (e) (7).

The Board of Directors of the Bank approved a cash contribution of $420,000 to the ESOP for the fiscal year ended December 31, 2018. The Board of Directors of the Bank approved cash contributions of $375,000 and $345,000 for the fiscal years ended December 31, 2017 and 2016, respectively. The contributions were made during the respective fiscal years.

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

The Bank is the Plan Administrator. Eugene H. Walpole, IV, Fleetwood S. Hassell, Sheryl G. Sharry and Douglas H. Sass, currently serve as the Plan Administrative Committee and Trustees for the Plan. At December 31, 2018, the Plan owned 308,613 shares of common stock of the Company.

THE BANK OF SOUTH CAROLINA STOCK INCENTIVE PLAN

We have a Stock Incentive Plan, which was approved in 1998, with 180,000 (329,422 adjusted for four 10% stock dividends, and a 25% stock dividend) shares reserved, and a Stock Incentive Plan, which was approved in 2010, with 300,000 (363,000 adjusted for two 10% stock dividends) shares reserved. Under both plans, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Participating employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. Employees are eligible to participate in this plan if the Executive/Long-Range Planning Committee, in its sole discretion, determines that an employee has contributed or can be expected to contribute to our profits or growth.

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

	2018	2017	2016	2015	2014
For December 31:
Net income	$6,922,934	$4,901,825	$5,247,063	$4,884,288	$4,398,820
Selected Year End Balances:
Total assets	429,135,198	446,566,498	413,949,636	399,172,512	367,225,802
Total loans(1)	275,863,705	272,274,363	264,962,325	248,442,944	241,442,873
Investment securities available for sale	119,668,874	139,250,250	119,978,944	119,997,585	113,994,112
Interest-bearing deposits at the Federal Reserve	25,506,784	24,034,194	18,101,300	23,898,862	5,680,613
Earning assets	421,039,363	435,558,807	403,042,569	392,339,391	361,117,598
Total deposits	382,378,388	402,888,300	372,522,851	358,718,612	322,419,027
Total shareholders’ equity	45,462,561	42,764,635	40,612,974	39,151,712	36,759,982
Weighted average shares outstanding - basic	5,500,027	5,471,001	5,428,884	5,403,749	5,397,929
Weighted average shares outstanding - diluted	5,589,012	5,568,493	5,561,739	5,573,794	5,535,432

For the Year:
Selected Average Balances:
Total assets	430,495,412	428,174,359	410,581,560	379,527,104	358,774,284
Total loans(1)	277,223,600	264,881,222	265,151,258	243,729,630	232,281,473
Investment securities available for sale	123,347,669	130,161,937	110,762,289	110,633,399	99,488,314
Interest-bearing deposits at the Federal Reserve	20,151,823	23,558,893	26,474,258	17,549,903	19,588,597
Earning assets	420,723,092	418,602,052	402,387,805	371,912,932	351,358,384
Total deposits	386,025,147	384,524,305	367,822,900	337,969,217	319,131,466
Total shareholders’ equity	43,691,359	43,121,778	41,479,755	38,631,718	36,283,441

Performance Ratios:
Return on average equity	15.85%	11.37%	12.65%	12.64%	12.12%
Return on average assets	1.61%	1.14%	1.28%	1.29%	1.23%
Average equity to average assets	10.15%	10.07%	10.10%	10.18%	10.11%
Net interest margin	4.15%	3.76%	3.71%	3.72%	3.70%
Net (recoveries) charge-offs to average loans	(0.01)%	0.01%	0.05%	0.04%	0.02%
Allowance for loan losses as a percentage of total loans(2)	1.53%	1.43%	1.48%	1.41%	1.42%

Per Share:
Basic income per common share(3)	$1.26	$0.90	$0.97	$0.90	$0.81
Diluted income per common share(3)	$1.24	$0.88	$0.94	$0.88	$0.79
Year end book value(3)	$8.25	$7.79	$7.45	$7.24	$7.49
Dividends per common share	$0.58	$0.58	$0.54	$0.52	$0.62
Dividend payout ratio	54.68%	58.87%	50.86%	49.94%	62.88%

Full time employee equivalents	79	77	74	81	77

(1)	Including mortgage loans to be sold.
(2)	Excluding mortgage loans to be sold.
(3)	Adjusted to retroactively reflect 10% stock dividend.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The Company is a bank holding company headquartered in Charleston, South Carolina, with $429.1 million in assets as of December 31, 2018 and net income of $6.9 million for the year ended December 31, 2018. The Company offers a broad range of financial services through its wholly owned subsidiary, the Bank. The Bank is a state-chartered commercial bank, which operates principally in the Charleston, Dorchester, and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long-standing relationships.

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

In addition to earning interest on loans and investment securities, we earn income through fees and other expenses we charge to the customer. The various components of other income and other expenses are described in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position as of December 31, 2018 as compared to December 31, 2017 and our operating results for 2018 compared to 2017 and 2017 compared to 2016, and should be read in conjunction with the consolidated financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2018 TO DECEMBER 31, 2017

Net income increased $2.0 million or 41.23% to $6.9 million, or basic and diluted income per share of $1.26 and $1.24, respectively, for the year ended December 31, 2018 from $4.9 million or basic and diluted income per share of $0.90 and $0.88, respectively, for the year ended December 31, 2017. The increase in net income was primarily due to improved margins resulting from a lower corporate tax rate due to the enactment of the Tax Cuts and Jobs Act and rising interest rates on interest-earning assets. Our returns on average assets and average equity for the year ended December 31, 2018 were 1.61% and 15.85%, respectively, compared with 1.14% and 11.37%, respectively, for the year ended December 31, 2017.

Net interest income increased $1.7 million or 10.78% to $17.4 million for the year ended December 31, 2018 from $15.7 million for the year ended December 31, 2017. This increase was primarily due to increases in interest and fees on loans and investment securities. Interest and fees on loans increased $1.8 million or 13.84% to $15.1 million for the year ended December 31, 2018 from $13.3 million for the year ended December 31, 2017, as the result of the increases in the Federal Funds target rate set by the Federal Reserve. Interest income on investment securities increased $4,980 or 0.31% to $2.6 million for the year ended December 31, 2018.

Average earning assets increased $2.1 million or 0.51% to $420.7 million for the year ended December 31, 2018 from $418.6 million for the year ended December 31, 2017. This is primarily related to the increase in the average balance of loans offset by decreases in average investment securities and interest-bearing deposits at the Federal Reserve.

The provision to the allowance for loan losses for the year ended December 31, 2018 was $325,000 compared to $55,000 for the year ended December 31, 2017. The increase was primarily driven by the growth of our loan portfolio in accordance with our allowance for loan loss methodology. The Board of Directors determined that this provision was appropriate based upon the adequacy of our reserve. Charge-offs of $115,887 and recoveries of $129,820, together with the provision to the allowance, resulted in an allowance for loan losses of $4,214,331 or 1.53% of total loans at December 31, 2018.

Other income decreased $273,846 or 12.07% to $2.0 million for the year ended December 31, 2018, from $2.3 million for the year ended December 31, 2017. Our mortgage banking income decreased $270,564 or 25.59% to $786,893 for the year ended December 31, 2018 from $1.1 million for the year ended December 31, 2017 due to decreased volume. We were also impacted by an increase in competition as new banks entered the market area. Mortgage banking income is highly influenced by mortgage interest rates and the housing market.

Other expense increased $837,938 or 8.18% to $11.1 million for the year ended December 31, 2018, from $10.2 million for the year ended December 31, 2017. Salaries and employee benefits increased $427,398 or 7.05% from $6.1 million for the year ended December 31, 2017 to $6.5 million for the year ended December 31, 2018. Other operating expenses increased $435,726 to $3.0 million during the year ended December 31, 2018 from $2.5 million during the year ended December 31, 2017. This increase is directly related to the amortization expense of $354,888 for our investment in a Federal Rehabilitation Tax Credit.

For the year ended December 31, 2018, the Company’s effective tax rate was 13.81% compared to 36.48% during the year ended December 31, 2017. The decrease in the effective tax rate is directly related to the income tax expense recorded due to the revaluation of the deferred tax asset in 2017, as well as our investment in a Federal Rehabilitation Tax Credit in 2018. As a result of the enactment of the Tax Cuts and Jobs Act, which changed the corporate tax rate to 21% from 34%, the deferred tax asset was revalued on December 22, 2017. This revaluation resulted in additional income tax expense of $666,674 in 2017.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2017 TO DECEMBER 31, 2016

Net income decreased $345,238 or 6.58% to $4.9 million, or basic and diluted income per share of $0.90 and $0.88, respectively for the year ended December 31, 2017 from $5.2 million or basic and diluted income per share of $0.97 and $0.94, respectively for the year ended December 31, 2016. The decrease in net income was primarily due to the enactment of the Tax Cuts and Jobs Act on December 22, 2017 and the related revaluation of the deferred tax asset. Deferred tax assets and liabilities must be adjusted to legislation based on the enactment date not the effective date; therefore, the deferred tax asset was revalued at a corporate tax rate of 21% instead of 34% in accordance with GAAP at December 22, 2017. This revaluation resulted in additional income tax expense of $666,674. Our returns on average assets and average equity for the year ended December 31, 2017 were 1.14% and 11.37%, respectively, compared with 1.28% and 12.65%, respectively, for the year ended December 31, 2016.

Net interest income increased $828,427 or 5.55% to $15.7 million for the year ended December 31, 2017 from $14.9 million for the year ended December 31, 2016. This increase was primarily due to increases in interest and fees on loans and investment securities. Interest and fees on loans increased $435,418 or 3.89% to $13.3 million for the year ended December 31, 2017 from $12.9 million for the year ended December 31, 2016, as the result of the increases in the Federal Funds rate set by the Federal Reserve. Interest income on investment securities increased $306,944 or 13.32% to $2.6 million for the year ended December 31, 2017 from $2.3 million for the year ended December 31, 2016 a result of the increase in the average balance of investment securities from $110.8 million for the year ended December 31, 2016 to $130.2 million for the year ended December 31, 2017.

Average earning assets increased $16.2 million or 4.03% to $418.6 million for the year ended December 31, 2017 from $402.4 million for the year ended December 31, 2016. This is primarily related to the increase in the average balance of investment securities as stated in the previous paragraph.

The provision to the allowance for loan losses for the year ended December 31, 2017 was $55,000 compared to $570,000 for the year ended December 31, 2016. The decrease was primarily a result of slower loan growth in the first three quarters of the year and lower net charge-offs. The Board of Directors determined that this provision was appropriate based upon the adequacy of our reserve and the anticipation of continued loan growth and an improving economy. Charge-offs of $185,449 and recoveries of $154,230, together with the provision to the allowance, resulted in an allowance for loan losses of $3.9 million or 1.43% of total loans at December 31, 2017.

Other income decreased $592,612 or 20.71% to $2.3 million for the year ended December 31, 2017. Our mortgage banking income decreased $330,283 or 23.80% to $1.1 million for the year ended December 31, 2017 from $1.4 million for the year ended December 31, 2016 due to decreased volume. We were also impacted by an increase in competition as new banks enter the market area. Mortgage banking income is highly influenced by mortgage interest rates and the housing market. Mortgage loan originations decreased $20.2 million or 26.62% to $55.8 million for the year ended December 31, 2017 from $76.0 million for the year ended December 31, 2016. We also had gains of $380,904 on the sales of investment securities during the year ended December 31, 2016 compared to gains of $45,820 during the year ended December 31, 2017, a decrease of $335,084 or 87.97%. The decrease in gains was due to the little difference between short-term and long-term rates for bonds of the same credit quality in the current market.

Other expense decreased $30,148 or 0.29% to $10.2 million for the year ended December 31, 2017, from $10.3 million for the year ended December 31, 2016. Salaries and employee benefits decreased $27,098 or 0.45% from $6.1 million for the year ended December 31, 2016 to $6.1 million for the year ended December 31, 2017. Other operating expenses decreased $122,039 to $2.5 million during the year ended December 31, 2017 from $2.6 million during the year ended December 31, 2016. This decrease was primarily attributable to a decrease in state and FDIC insurance and fees. Our net occupancy expense increased $43,028 or 2.82% to $1.6 million for the year ended December 31, 2017, from $1.5 million for the year ended December 31, 2016. Our net occupancy expense includes rent and insurance on our banking locations as well as the cost of repairs and maintenance on these facilities. Occupancy expense increased primarily due to annual rent increases at our Meeting Street and Summerville banking locations as well as an increase in insurance on banking locations, offset by a decrease in the cost of maintenance and repairs and depreciation on furniture, fixtures and equipment.

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

ASSET AND LIABILITY MANAGEMENT

We manage our assets and liabilities to ensure there is sufficient liquidity to enable management to fund deposit withdrawals, loan demand, capital expenditures, reserve requirements, operating expenses, and dividends; and to manage daily operations on an ongoing basis. Funds are primarily provided by the Bank through customer deposits, principal and interest payments on loans, mortgage loan sales, the sale or maturity of securities, temporary investments and earnings. The Asset Liability/Investment Committee (“ALCO”) manages asset and liability procedures though the ultimate responsibility rests with the President/Chief Executive Officer. At December 31, 2018, total assets decreased 3.90% to $429.1 million from $446.6 million as of December 31, 2017 and total deposits decreased 5.09% to $382.4 million from $402.9 million as of December 31, 2017.

As of December 31, 2018, earning assets, which are composed of U.S. Treasury, Government Sponsored Enterprises and Municipal Securities in the amount of $119.7 million, interest-bearing deposits at the Federal Reserve in the amount of $25.5 million and total loans, including mortgage loans held for sale, in the amount of $275.9 million, constituted approximately 98.11% of our total assets.

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

Our policy is to minimize interest rate risk between interest-earning assets and interest-bearing liabilities at various maturities and to attempt to maintain an asset sensitive position over a six-month period. By adhering to this policy, we anticipate that our net interest margins will not be materially affected, unless there is an extraordinary and or precipitous change in interest rates. The average net interest rate margin for 2018 increased to 4.15% from 3.76% for 2017. The average net interest margin for 2017 increased to 3.76% from 3.71% for 2016. At December 31, 2018 and 2017, our net cumulative gap was liability sensitive for periods less than one year and asset sensitive for periods of one year or more. The reason for the shift in sensitivity is the direct result of management’s strategic decision to invest excess funds held at the Federal Reserve into fixed rate investment securities that match our investment policy objectives. Management is aware of this departure from policy and will continue to closely monitor our sensitivity position going forward.

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

At December 31, 2018, the average maturity of the investment portfolio was 3.69 years with an average yield of 2.08% compared to 3.90 years with an average yield of 2.04% at December 31, 2017.

We do not take foreign exchange or commodity risks. In addition, we do not own mortgage-backed securities nor do we have any exposure to the sub-prime market or any other distressed debt instruments.

The following table summarizes our interest sensitivity position as of December 31, 2018.

	One Day	Less than three months	Three months to less than six months	Six months to less than one year	One year to less than five years	Five years or more	Total	Estimated Fair Value
Interest-earning assets
(in thousands)
Loans(1)	$137,630	$12,605	$16,434	$23,337	$84,806	$1,051	$275,863	$263,781
Investment securities available for sale(2)	—	560	3,283	403	99,753	17,919	121,918	119,669
Interest-bearing deposits at the Federal Reserve	25,507	—	—	—	—	—	25,507	25,507
Total	$163,137	$13,165	$19,717	$23,740	$184,559	$18,970	$423,288	$408,957

Interest-bearing liabilities
(in thousands)
CD's and other time deposits less than $250,000	$—	$6,851	$5,034	$6,025	$2,149	$—	$20,059	$24,841
CD's and other time deposits $250,000 and over	—	9,161	1,605	3,644	—	—	14,410	13,907
Money market and interest-bearing demand accounts	181,508	—	—	—	—	—	181,508	181,508
Savings	35,461	—	—	—	—	—	35,461	35,461
Total	$216,969	$16,012	$6,639	$9,669	$2,149	$—	$251,438	$255,717

Net	$(53,832)	$(2,847)	$13,078	$14,071	$182,410	$18,970	$171,850
Cumulative		$(56,679)	$(43,601)	$(29,530)	$152,880	$171,850

(1)	Including mortgage loans to be sold and deferred fees.
(2)	At amortized cost.

LIQUIDITY

Historically, we have maintained our liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets.

The following table summarizes future contractual obligations as of December 31, 2018.

	Payment Due by Period
	Total	Less than one year	One to five years	After five years
Contractual Obligations (in thousands)
Time deposits	$34,469	$32,320	$2,149	$—
Operating leases	10,992	619	2,358	8,014
Total contractual cash obligations	$45,461	$32,939	$4,507	$8,014

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, investments available for sale, interest-bearing deposits at the Federal Reserve, and mortgage loans held for sale. Our primary liquid assets accounted for 35.58% and 38.93% of total assets at December 31, 2018 and 2017, respectively. Investment securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the investment securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At December 31, 2018, we had unused short-term lines of credit totaling approximately $23.0 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for liquidity include increasing deposits by raising interest rates paid and selling mortgage loans held for sale. We also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At December 31, 2018, we could borrow up to $79.3 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing demand accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our reliance on certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At December 31, 2018 and 2017, our liquidity ratio was 34.27% and 37.68%, respectively.

Average earning assets increased by $2.1 million from 2017 to 2018. This increase was primarily due to a $12.3 million increase in average loans which was offset by a $6.8 million decrease in investment securities available for sale and a $3.4 million decrease in average interest-bearing deposits at the Federal Reserve. Throughout the year, the Bank bought investment securities when liquidity was greater than needed and loan demand was stable to improve the yield earned on our investment securities portfolio.

The following table shows the composition of average assets over the past five fiscal years.

	2018	2017	2016	2015	2014
Loans(1)	$277,223,600	$264,881,222	$265,151,258	$243,729,630	$232,281,473
Investment securities available for sale	123,347,669	130,161,937	110,762,289	110,633,399	99,488,314
Interest-bearing deposits at the Federal Reserve	20,151,823	23,558,893	26,474,258	17,549,903	19,588,597
Non-earning assets	9,772,320	9,572,307	8,193,755	7,614,172	7,415,900
Total average assets	$430,495,412	$428,174,359	$410,581,560	$379,527,104	$358,774,284

(1)	Including mortgage loans to be sold and deferred fees.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates.

	2018 vs. 2017			2017 vs. 2016			2016 vs. 2015
	Volume	Rate	Net Dollar Change(1)	Volume	Rate	Net Dollar Change(1)	Volume	Rate	Net Dollar Change(1)
Loans(2)	$619,462	$1,219,536	$1,838,998	$(12,868)	$448,286	$435,418	$1,038,280	$18,317	$1,056,597
Investment securities available for sale	(133,820)	138,800	4,980	390,667	(83,722)	306,945	2,780	(86,785)	(84,005)
Interest-bearing deposits at the Federal Reserve	(38,839)	162,625	123,786	(16,770)	147,957	131,187	31,025	62,032	93,057
Interest income	$446,803	$1,520,961	$1,967,764	$361,029	$512,521	$873,550	$1,072,085	$(6,436)	$1,065,649

Interest-bearing transaction accounts	$(1,334)	$214,584	$213,250	$12,863	$(2,853)	$10,010	$28,628	$1,050	$29,678
Savings	1,355	40,614	41,969	6,097	(340)	5,757	3,061	295	3,356
Time deposits	(11,973)	27,277	15,304	(14,974)	44,330	29,356	(50,051)	(6,638)	(56,689)
Interest expense	$(11,952)	$282,475	$270,523	$3,986	$41,137	$45,123	$(18,362)	$(5,293)	$(23,655)

Increase in net interest income			$1,697,241			$828,427			$1,089,304

(1)	Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.
(2)	Including mortgage loans to be sold.

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

The following table shows the yields on average earning assets and average interest-bearing liabilities.

	2018			2017			2016
	Average Balance	Interest Paid/Earned	Average Yield/ Rate(1)	Average Balance	Interest Paid/Earned	Average Yield/ Rate(1)	Average Balance	Interest Paid/Earned	Average Yield/ Rate(1)
Interest-earning assets
Loans(2)	$277,223,600	$15,126,316	5.46%	$264,881,222	$13,287,318	5.02%	$265,151,258	$12,851,900	4.85%
Investment Securities Available for Sale	123,347,669	2,616,998	2.12%	130,161,937	2,612,018	2.01%	110,762,289	2,305,074	2.08%
Federal Funds Sold & Interest-bearing deposits	20,151,823	393,597	1.95%	23,558,893	269,811	1.15%	26,474,258	138,623	0.52%
Total earning assets	$420,723,092	$18,136,911	4.31%	$418,602,052	$16,169,147	3.86%	$402,387,805	$15,295,597	3.80%

Interest-bearing liabilities
Interest-bearing transaction accounts	$176,796,964	$387,552	0.22%	$178,146,123	$174,302	0.10%	$167,534,974	$164,293	0.10%
Savings	34,857,035	81,997	0.24%	33,694,318	40,028	0.12%	28,687,719	34,271	0.12%
Time deposits	41,325,783	224,837	0.54%	44,097,537	209,533	0.48%	47,930,721	180,176	0.38%
Total interest-bearing liabilities	$252,979,782	$694,386	0.27%	$255,937,978	$423,863	0.17%	$244,153,414	$378,740	0.16%

Net interest spread			4.04%			3.69%			3.64%
Net interest margin			4.15%			3.76%			3.71%
Net interest income		$17,442,525			$15,745,284			$14,916,857

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis.
(2)	Average loan balances include non-accrual loans and mortgage loans to be sold.

INVESTMENT PORTFOLIO

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at December 31, 2018.

	Amortized Cost Due
(in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total	Estimated Fair Value
U.S. Treasury Notes	$—	$32,966	$—	$—	$32,966	$32,357
Government-Sponsored Enterprises	—	55,692	4,993	—	60,685	59,369
Municipal securities	4,246	11,096	12,511	415	28,268	27,943
Total	$4,246	$99,754	$17,504	$415	$121,919	$119,669

Weighted average yields
U.S. Treasury Notes	—%	1.87%	—%	—%
Government-Sponsored Enterprises	—%	1.98%	2.38%	—%
Municipal securities	2.42%	2.54%	2.32%	1.65%
Total	2.42%	2.31%	2.32%	1.65%	2.08%

The following tables present the amortized cost and estimated fair value of investment securities for the past three years.

December 31, 2018	Amortized Cost	Estimated Fair Value
(in thousands)
U.S. Treasury Notes	$32,966	$32,357
Government-Sponsored Enterprises	60,685	59,369
Municipal Securities	28,268	27,943
Total	$121,919	$119,669

December 31, 2017 (in thousands)	Amortized Cost	Estimated Fair Value
U.S. Treasury Notes	$35,971	$35,560
Government-Sponsored Enterprises	64,444	63,556
Municipal Securities	40,192	40,134
Total	$140,607	$139,250

December 31, 2016 (in thousands)	Amortized Cost	Estimated Fair Value
U.S. Treasury Notes	$24,148	$23,939
Government-Sponsored Enterprises	51,738	51,034
Municipal Securities	45,057	45,006
Total	$120,943	$119,979

As of December 31, 2018, we had seven U.S. Treasury Notes with an unrealized loss of $609,059 compared to eight U.S. Treasury Notes with an unrealized loss of $411,145 at December 31, 2017. At December 31, 2018, we had 13 Government-Sponsored Enterprises with an unrealized loss of $1.3 million compared to 15 Government-Sponsored Enterprises with an unrealized loss of $887,811 at December 31, 2017. At December 31, 2018, we had 33 Municipal Securities with an unrealized loss of $437,941 compared to 49 Municipal Securities with an unrealized loss of $545,146 at December 31, 2017. The unrealized losses on these securities are related to the increasing interest rate environment. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Therefore, these investments are not considered other-than-temporarily impaired. We have the ability to hold these investments until market price recovery or maturity.

The primary purpose of the investment portfolio is to fund loan demand, manage fluctuations in deposits and liquidity, satisfy pledging requirements and generate a favorable return on investment.  In doing these things, our main objective is to adhere to sound investment practices.  To that end, all purchases and sales of investment securities are made through reputable securities dealers that have been approved by the Board of Directors. The Board of Directors of the Bank reviews the entire investment portfolio at each regular monthly meeting, including any purchases, sales, calls, and maturities during the previous month.  Furthermore, the Credit Department conducts a financial underwriting assessment of all municipal securities and their corresponding municipalities annually and management reviews the assessments.

LOAN PORTFOLIO COMPOSITION

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic market. At December 31, 2018, outstanding loans (including deferred loan fees of $156,309) totaled $274.7 million, which equaled 71.83% of total deposits and 64.00% of total assets.

The following is a schedule of our loan portfolio, excluding both mortgage loans to be sold and deferred loan fees, as of December 31, 2018, compared to the prior four years.

	Book Value of Loans as of December 31,
(in thousands)	2018	2017	2016	2015	2014
Commercial	$54,829	$51,723	$52,262	$50,938	$49,900
Commercial real estate construction	7,304	2,318	1,209	1,005	1,512
Commercial real estate other	143,703	140,187	122,968	115,736	115,740
Consumer real estate	63,787	70,798	77,132	69,777	62,055
Consumer other	5,040	5,155	7,005	5,166	4,911
Total loans	$274,664	$270,181	$260,576	$242,622	$234,118

We had no foreign loans or loans to fund leveraged buyouts at any time during the years ended December 31, 2014 through December 31, 2018.

The following table presents the contractual terms to maturity for loans outstanding at December 31, 2018. Demand loans, loans having no stated schedule of repayment or stated maturity, and overdrafts are reported as due in one year or less. The table does not include an estimate of prepayments, which can significantly affect the average life of loans and may cause our actual principal experience to differ from that shown.

	Selected Loan Maturity as of December 31, 2018
(in thousands) Classification	One Year or Less	Over One Year but Less Than 5 years	Over 5 Years	Total
Commercial	$29,749	$23,403	$1,678	$54,829
Commercial real estate construction	1,374	5,930	—	7,304
Commercial real estate other	46,797	81,555	15,352	143,703
Consumer real estate	17,926	6,458	39,404	63,787
Consumer other	1,883	3,087	69	5,040
Total loans	$97,729	$120,433	$56,503	$274,664

Loans maturing after one year with:
Fixed interest rates				$85,745
Floating interest rates				—
Total				$85,745

IMPAIRED LOANS

A loan is impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current information and events. All loans with a principal balance over $50,000 placed on non-accrual status are classified as impaired. However, not all impaired loans are on non-accrual status nor do they all represent a loss.

Impairment loss is measured by:

a.	The present value of the future cash flow discounted at the loan’s effective interest rate, or
b.	The fair value of the collateral if the loan is collateral dependent.

The following is a schedule of our impaired loans and non-accrual loans.

	Impaired and Non-Accrual Loans as of December 31,
Loan	2018	2017	2016	2015	2014
Non-accrual loans	$823,534	$831,859	$1,741,621	$2,061,088	$882,413
Impaired loans	$4,278,347	$3,724,262	$5,901,784	$6,542,707	$7,051,127

TROUBLED DEBT RESTRUCTURINGS

According to GAAP, we are required to account for certain loan modifications or restructurings as a troubled debt restructuring (“TDR”), when appropriate. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Three factors must always be present:

1. An existing credit must formally be renewed, extended, or modified,

2. The borrower is experiencing financial difficulties, and

3. We grant a concession that we would not otherwise consider.

The following is a schedule of our TDR’s including the number of loans represented.

	Troubled Debt Restructurings as of December 31,
	2018	2017	2016	2015	2014
Number of TDRs	$—	$1	$2	$3	$2
Amount of TDRs	$—	$33,300	$378,382	$458,268	$466,541

The Financial Accounting Standards Board Accounting (“FASB”) Standards Codification (“ASC”) 310-20-35-9 allows a loan to be removed from TDR status if the terms of the loan reflect current market rates and the loan has been performing under modified terms for an extended period of time or under certain other circumstances.

One TDR with a balance of $33,300 at December 31, 2017 was removed from TDR status during the year ended December 31, 2018 since, at the most recent renewal, the loan was amortized at market rate and no concessions were granted. One TDR with a balance of $345,082 at December 31, 2016 paid off during the year ended December 31, 2017. During the year ended December 31, 2016, one TDR was paid off with a balance of $72,919 at December 31, 2015. During the year ended December 31, 2014 a loan receivable with a balance of $496,090, was removed from TDR status. The borrower consistently paid as agreed and made substantial reductions to principal. In addition, one loan receivable was paid off during the year ended December 31, 2014 with a balance of $106,194 at December 31, 2013. We do not know of any potential problem loans which will not meet their contractual obligations that are not otherwise discussed herein.

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

1)	Specific reserve analysis for impaired loans based on FASB ASC 310-10-35, Receivables - Overall
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

A general reserve analysis is performed on all loans, excluding impaired loans. This analysis includes a pool of loans that are reviewed for impairment but are not found to be impaired. Loans are segregated into similar risk groups and a historical loss ratio is determined for each group over a five-year period. The five-year average loss ratio by loan type is then used to calculate the estimated loss based on the current balance of each group.

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
	c)	Maintenance of financial information risk

The sum of each component’s analysis contributes to the total“estimated loss” within our portfolio.

Portfolio Risk

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans, and overmargined real estate lending. We are satisfied with the stability of the past due and non-performing loans and believe there has been no decline in the quality of our loan portfolio due to any trend in delinquent or adversely classified loans. Sizable unsecured principal balances on a non-amortizing basis are monitored. Although the vast majority of our real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to our ability to realize on the collateral. Accordingly, we closely monitor loan to value ratios. The maximum collateral advance rate is 80% on all real estate transactions, with the exception of raw land at 65% and land development at 70%.

Occasionally, we extend credit beyond our normal collateral advance margins in real estate lending. We refer to these loans as overmargined real estate loans. Although infrequent, the aggregate of these loans represents a notable part of our portfolio. Accordingly, these loans are monitored and the balances reported to the Board of Directors every quarter. An excessive level of this practice (as a percentage of capital) could result in additional regulatory scrutiny, competitive disadvantages and potential losses if forced to convert the collateral. The consideration of overmargined real estate loans directly relates to the capacity of the borrower to repay. We often request additional collateral to bring the loan to value ratio within the policy objectives and require a strong secondary source of repayment.

Although significantly under our policy threshold of 100% of capital (currently approximately $45.5 million), the number of overmargined real estate loans currently totals approximately $8.6 million or approximately 3.12% of our loan portfolio at December 31, 2018 compared to $9.5 million or approximately 3.51% of the loan portfolio at December 31, 2017.

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

National and local economic trends and conditions

National and local economic trends and conditions are constantly changing and both positively and negatively impact borrowers. Most macroeconomic conditions are not controllable by us and are incorporated into the qualitative risk factors. Natural and environmental disasters, political uncertainty, international instability, as well as problems in the traditional mortgage market are a few of the trends and conditions that are currently affecting the national and local economies. These changes have impacted borrowers’ ability, in many cases, to repay loans in a timely manner. On occasion, a loan’s primary source of repayment (i.e. personal income, cash flow, or lease income) may be eroded as a result of unemployment, lack of revenues, or the inability of a tenant to make rent payments.

Effects of changes in risk selection and underwriting practices

The quality of our loan portfolio is contingent upon our risk selection and underwriting practices. All new loans (except for mortgage loans in the process of being sold to investors and loans secured by properly margined negotiable securities traded on an established market or other cash collateral) with exposure over $300,000 are reviewed by the Loan Committee on a monthly basis. The Board of Directors review credits over $750,000 monthly. Annual credit analyses are conducted on credits over $500,000 upon the receipt of updated financial information. Prior to any extension of credit, every significant commercial loan goes through sound credit underwriting. Our Credit Department conducts a detailed cash flow analysis on each proposal using the most current financial information.

Experience, ability and depth of lending management staff

We have over 300 combined years of lending experience among our lending staff. In addition to the lending staff, we have an Advisory Board for each office, including the anticipated North Charleston branch, comprised of business and community leaders from the specific office market area. We meet with these advisory boards quarterly to discuss the trends and conditions in each respective market. We are aware of the many challenges currently facing the banking industry. As other banks look to increase earnings in the short term, we will continue to emphasize the need to maintain safe and sound lending practices and core deposit growth managed with a long-term perspective.

Industry conditions

There continues to be an influx of new banks and consolidation of existing banks in our geographic area, which creates pricing competition. We believe that our borrowing base is well established and therefore unsound price competition is not necessary.

Effects of changes in credit concentrations

The risks associated with the effects of changes in credit concentration include loan, geographic and regulatory concentrations. As of December 31, 2018, three Standard Industrial Code groups comprised more than 2% of our total outstanding loans. The groups are activities related to real estate, offices and clinics of doctors, and offices of lawyers.

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

Risk includes a function of time during which the borrower’s financial condition may change; therefore, keeping financial information up to date is important to us. Our policy requires all new loans (with a credit exposure of $10,000 or more), regardless of the customer’s history with us, to have updated financial information. In addition, we monitor appraisals closely as real estate values are appreciating.

Based on our allowance for loan loss model, we recorded a provision for loan loss of $325,000 for the year ended December 31, 2018 primarily based on our analysis of the adequacy of the allowance for loan losses, compared to $55,000 for the year ended December 31, 2017. At December 31, 2018, the five-year average loss ratios were: 0.08% Commercial, 0.00% Commercial Real Estate Construction, 0.00% Commercial Real Estate Other, 0.00% Consumer Real Estate, and 0.46% Consumer Other.

During the year ended December 31, 2018, charge-offs of $115,887 and recoveries of $129,820 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $4.2 million or 1.53% of total loans, compared to charge-offs of $185,499 and recoveries of $154,230 resulting in an allowance for loan losses of $3.9 million or 1.43% of total loans at December 31, 2017.

Net recoveries for the year ended December 31, 2018, were $13,933 as compared to net charge-offs of $31,219 for the year ended December 31, 2017. We believe loss exposure in the portfolio is identified, reserved against, and closely monitored to ensure that economic changes are promptly addressed in the analysis of reserve adequacy.

The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans may continue even though they are 90 days past due if the loans are well secured or in the process of collection and we deem it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six to nine months, they are reviewed individually to determine if they should be returned to accrual status. At December 31, 2018 there were no loans over 90 days past due still accruing interest compared to two loans over 90 days past due still accruing interest at December 31, 2017.  One of the two loans as of December 31, 2017 was considered impaired.

The following table represents a summary of loan loss experience for the past five years.

	2018	2017	2016	2015	2014
Summary of Loan Loss Experience
(in thousands)
Balance of the allowance for loan losses at the beginning of the period	$3,875	$3,852	$3,418	$3,335	$3,292

Charge-offs:
Commercial	(31)	—	(33)	(100)	(83)
Commercial Real Estate Construction	—	—	—	—	—
Commercial Real Estate Other	—	(181)	(78)	(55)	(16)
Consumer Real Estate	—	—	(82)	(6)	—
Consumer other	(85)	(5)	(15)	(40)	(14)
Total charge-offs	(116)	(186)	(208)	(201)	(113)

Recoveries:
Commercial	14	6	—	9	—
Commercial Real Estate Construction	—	—	—	—	—
Commercial Real Estate Other	57	87	65	54	46
Consumer Real Estate	45	60	—	6	—
Consumer other	14	1	7	22	27
Total recoveries	130	154	72	91	73
Net charge-offs	14	(32)	(136)	(110)	(40)

Provision charged to operations	325	55	570	193	207

Balance of the allowance for loan losses at the end of the period	$4,214	$3,875	$3,852	$3,418	$3,459

We believe the allowance for loan losses at December 31, 2018, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events that we believe to be reasonable, but may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting our operating results.

The following table presents a breakdown of the allowance for loan losses for the past five years.

	December 31,
	2018		2017		2016		2015		2014
(in thousands)	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
Commercial	$1,665	20%	$1,404	19%	$1,545	20%	$897	21%	$1,212	21%
Commercial real estate construction	64	3%	23	1%	52	1%	60	1%	43	1%
Commercial real estate other	1,292	52%	1,550	52%	1,375	47%	1,345	47%	1,112	49%
Consumer real estate	387	23%	797	26%	726	29%	941	29%	863	27%
Consumer other	806	2%	101	2%	154	3%	175	2%	105	2%
Total	$4,214	100%	$3,875	100%	$3,852	100%	$3,418	100%	$3,335	100%

(1)	Loan category as a percentage of total loans.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to the methodology used to determine the allowance for loan losses described above, adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. During the year ended December 31, 2018, a provision of $4,482 was recorded. No provision was recorded during the year ended December 31, 2017. The balance for the reserve for unfunded lending commitments was $29,308 and $24,826 as of December 31, 2018 and 2017, respectively.

OTHER REAL ESTATE OWNED

Real estate acquired because of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until it is sold. When the property is acquired, it is recorded at the lesser of the fair value of the property less estimated selling costs or the total loan balance. It is in our best interest to determine the fair market value by engaging an independent appraisal within 30 days of property being acquired into OREO. We cannot hold the property for a period of more than five years unless we have prior approval from the Commissioner of Banking of the State Board of Financial Institutions. The Bank will pay property taxes along with insurance and various other expenses until the property is sold. During the year ended December 31, 2018, one property in the amount of $411,842 was sold at a loss of $33,476. There were no properties classified as OREO as of December 31, 2018. OREO as of December 31, 2017 consisted of one property in the amount of $435,479 compared to one property in the amount of $521,943 at December 31, 2016. One loan receivable valued at $98,832 transferred to OREO and subsequently sold during the year ended December 31, 2017 for a loss of $1,477. One property sold during the year ended December 31, 2016 for a loss of $13,450. One loan receivable valued at $35,473 moved to OREO during the year ended December 31, 2014, and ultimately sold at a gain of $2,382.

NONPERFORMING ASSETS

Nonperforming assets include OREO, nonaccrual loans and loans past due 90 days or more and still accruing interest. The following table summarizes nonperforming assets for the five years ended December 31, 2018:

	2018	2017	2016	2015	2014
Nonperforming Assets
(in thousands)
Nonaccrual loans	$824	$832	$1,742	$2,061	$882
Loans past due 90 days or more and still accruing interest	—	33	123	2	1,274
Total nonperforming loans	824	865	1,865	2,063	2,156
Other real estate owned	—	435	522	620	522
Total nonperforming assets	$824	$1,300	$2,387	$2,683	$2,678

Nonperforming loans to total loans	0.30%	0.32%	0.72%	0.85%	0.92%
Nonperforming assets to total assets	0.19%	0.29%	0.58%	0.67%	0.73%

DEPOSITS

The following table shows the contractual maturities of time deposits in denominations of $100,000 or more at December 31, 2018.

	One Day	Less than three months	Three months to less than six months	Six months to less than one year	One year to less than five years	Five years or more	Total
(in thousands)
CD’s and other time deposits less than $100,000	$—	$3,140	$2,463	$2,514	$1,360	$—	$9,477
CD’s and other time deposits $100,000 and over	—	12,872	4,176	7,155	789	—	24,992
Total	$—	$16,012	$6,639	$9,669	$2,149	$—	$34,469

Certificates of Deposit $100,000 and over decreased $5.7 million or 18.67% to $25.0 million as of December 31, 2018 from $30.7 million as of December 31, 2017. This decrease was primarily due to the maturity of Public Funds used for construction projects.

The following table presents average deposits by category.

	2018		2017		2016
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
(in thousands)
Non-interest-bearing demand	$133,045	n/a	$128,586	n/a	$123,670	n/a
Interest-bearing transaction accounts	176,797	0.22%	178,146	0.10%	167,534	0.10%
Savings	34,857	0.24%	33,694	0.12%	28,688	0.12%
Time deposits	41,326	0.54%	44,098	0.48%	47,931	0.38%
Total average deposits	$386,025		$384,524		$367,823

Deposits decreased $20.5 million or 5.09% to $382.4 million as of December 31, 2018, from $402.9 million as of December 31, 2017. Non-interest bearing deposits decreased $8.3 million to $130.9 million as of December 31, 2018, primarily due to settlements of municipal accounts to fund projects.

We fund growth through core deposits. We do not have, nor do we rely on, Brokered Deposits or Internet Deposits as a source to do so.

SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase with customers mature on demand. At December 31, 2018 and 2017, there were no securities sold under agreements to repurchase. There was no amount outstanding at any month-end during 2018.

At December 31, 2018 and 2017, we had no outstanding federal funds purchased. We have a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement, we may borrow up to $79.3 million. We established this arrangement as an additional source of liquidity. There have been no borrowings under this arrangement.

At December 31, 2018 and 2017, the Bank had unused short-term lines of credit totaling approximately $23.0 million (which are withdrawable at the lender’s option).

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

Our off-balance sheet arrangements consist principally of commitments to extend credit described below. We estimate probable losses related to binding unfunded lending commitments and record a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At December 31, 2018 and 2017, the balance of this reserve was $29,308 and $24,826, respectively. At December 31, 2018 and 2017, we had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $96.1 million and $92.9 million as of December 31, 2018 and 2017, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2018 and 2017 was $1.2 million.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $1.2 million at December 31, 2018, to sell loans held for sale of $1.2 million, compared to forward sales commitments of $2.1 million at December 31, 2017, to sell loans held for sale of $2.1 million. The fair value of these commitments was not significant at December 31, 2018 or 2017. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $14.9 million at December 31, 2017 and $13.4 million at December 31, 2017. For the twelve months ended December 31, 2018 and December 31, 2017, there were no loans repurchased.

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

CAPITAL RESOURCES

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of options to purchase stock. Total shareholders’ equity at December 31, 2018 was $45.5 million. The rate of asset growth since our inception has not negatively impacted our capital base.

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

At December 31, 2018, the Bank was categorized as “well capitalized”. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10.00%, 8.00%, 6.50% and 5.00%, respectively, and to be categorized as “adequately capitalized,” the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8.00%, 6.00%, 4.50%, and 4.00%, respectively.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the financial statements. We must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Current and previous quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. We believe, as of December 31, 2018, that the Company and the Bank meet all capital adequacy requirements to which we are subject.

There are no current conditions or events that we are aware of that would change the Company’s or the Bank’s category.

Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2018.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See the Market Risk section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bank of South Carolina Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and its subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements and schedules (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Elliott Davis, LLC

We have served as the Company's auditor since 2006.

Columbia, South Carolina

March 4, 2019

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$6,325,457	$8,486,025
Interest-bearing deposits at the Federal Reserve	25,506,784	24,034,194
Investment securities available for sale (amortized cost of $121,918,501 and $140,606,807 in 2018 and 2017, respectively)	119,668,874	139,250,250
Mortgage loans to be sold	1,199,438	2,093,723
Loans	274,664,267	270,180,640
Less: Allowance for loan losses	(4,214,331)	(3,875,398)
Net loans	270,449,936	266,305,242
Premises, equipment and leasehold improvements, net	2,335,207	2,244,525
Other real estate owned	—	435,479
Accrued interest receivable	1,561,915	1,720,920
Other assets	2,087,587	1,996,140

Total assets	$429,135,198	$446,566,498

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest-bearing demand	$130,940,138	$139,256,748
Interest-bearing demand	94,207,731	108,967,196
Money market accounts	87,300,433	77,833,728
Time deposits over $250,000	15,909,991	18,624,924
Other time deposits	18,558,734	23,295,492
Other savings deposits	35,461,361	34,910,212
Total deposits	382,378,388	402,888,300
Accrued interest payable and other liabilities	1,294,249	913,563
Total liabilities	383,672,637	403,801,863
Commitments and contingencies Notes 6 and 11
Shareholders’ equity
Common stock - no par 12,000,000 shares authorized; Issued 5,777,474 shares at December 31, 2018 and 5,753,743 shares at December 31, 2017. Shares outstanding 5,510,917 and 5,488,207 at December 31, 2018 and December 31, 2017, respectively	—	—
Additional paid in capital	46,857,734	37,236,566
Retained earnings	2,650,296	8,847,164
Treasury stock: 266,557 shares as of December 31, 2018 and 265,536 shares as of December 31, 2017	(2,268,264)	(2,247,415)
Accumulated other comprehensive loss, net of income taxes	(1,777,205)	(1,071,680)
Total shareholders’ equity	45,462,561	42,764,635

Total liabilities and shareholders’ equity	$429,135,198	$446,566,498

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2018	2017	2016
Interest and fee income
Loans, including fees	$15,126,316	$13,287,318	$12,851,900
Taxable securities	1,872,285	1,585,505	1,297,636
Tax-exempt securities	744,713	1,026,513	1,007,438
Other	393,597	269,811	138,623
Total interest and fee income	18,136,911	16,169,147	15,295,597

Interest expense
Deposits	694,386	423,863	378,740
Total interest expense	694,386	423,863	378,740

Net interest income	17,442,525	15,745,284	14,916,857
Provision for loan losses	325,000	55,000	570,000
Net interest income after provision for loan losses	17,117,525	15,690,284	14,346,857

Other income
Service charges and fees	1,168,808	1,135,037	1,061,349
Mortgage banking income	786,893	1,057,457	1,387,740
Gain on sales of securities	4,735	45,820	380,904
Other non-interest income	34,189	30,157	31,090
Total other income	1,994,625	2,268,471	2,861,083

Other expense
Salaries and employee benefits	6,488,229	6,060,831	6,087,929
Net occupancy expense	1,580,929	1,571,076	1,528,048
Net other real estate owned expenses	57,613	92,652	16,691
Other operating expenses	2,953,463	2,517,737	2,639,776
Total other expense	11,080,234	10,242,296	10,272,444

Income before income tax expense	8,031,916	7,716,459	6,935,496
Income tax expense	1,108,982	2,814,634	1,688,433

Net Income	$6,922,934	$4,901,825	$5,247,063

Weighted average shares outstanding
Basic	5,500,027	5,471,001	5,428,884
Diluted	5,589,012	5,568,493	5,561,739

Basic income per common share	$1.26	$0.90	$0.97
Diluted income per common share	$1.24	$0.88	$0.94

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2018	2017	2016
Net Income	$6,922,934	$4,901,825	$5,247,063
Other comprehensive loss
Unrealized loss on securities arising during the period	(893,070)	(347,066)	(2,158,236)
Reclassification adjustment for securities gains realized in net income	(4,735)	(45,820)	(380,904)
Other comprehensive loss before tax	(897,805)	(392,886)	(2,539,140)
Income tax effect related to items of other comprehensive loss before tax	192,280	116,007	939,482
Other comprehensive loss after tax	(705,525)	(276,879)	(1,599,658)
Total comprehensive income	$6,217,409	$4,624,946	$3,647,405

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018, 2017, 2016

	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2015	$36,341,744	$4,064,834	$(2,247,415)	$992,549	$39,151,712
Net income	—	5,247,063	—	—	5,247,063
Other comprehensive loss	—	—	—	(1,599,658)	(1,599,658)
Stock option exercises	405,749	—	—	—	405,749
Stock-based comp expense	76,529	—	—	—	76,529
Cash dividends ($0.54 per common share)	—	(2,668,421)	—	—	(2,668,421)
December 31, 2016	$36,824,022	$6,643,476	$(2,247,415)	$(607,109)	$40,612,974

Net income	—	4,901,825	—	—	4,901,825
Other comprehensive loss	—	—	—	(276,879)	(276,879)
Stock option exercises	340,843	—	—	—	340,843
Stock-based compensation expense	71,701	—	—	—	71,701
Reclassification of tax effects stranded in accumulated other comprehensive income by tax reform		187,692		(187,692)	—
Cash dividends ($0.58 per common share)	—	(2,885,829)	—	—	(2,885,829)
December 31, 2017	$37,236,566	$8,847,164	$(2,247,415)	$(1,071,680)	$42,764,635

Net income	—	6,922,934	—	—	6,922,934
Other comprehensive loss	—	—	—	(705,525)	(705,525)
Stock option exercises	214,418	—	(20,849)	—	193,569
Stock-based compensation expense	72,408	—	—	—	72,408
Cash dividends ($0.70 per common share)	—	(3,785,460)	—	—	(3,785,460)
Common stock dividend, 10%	9,334,342	(9,334,342)	—	—	—
December 31, 2018	$46,857,734	$2,650,296	$(2,268,264)	$(1,777,205)	$45,462,561

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$6,922,934	$4,901,825	$5,247,063
Adjustments to reconcile net income net cash provided by operating activities:
Depreciation	195,921	193,298	189,188
Gain on sale of investment securities	(4,735)	(45,820)	(380,904)
Loss on sale of other real estate owned	33,476	1,477	13,450
Loss on disposal of premises, equipment, and leasehold improvements, net	428	—	—
Valuation and other adjustments to other real estate owned	23,637	86,464	—
Provision for loan losses	325,000	55,000	570,000
Stock-based compensation expense	72,408	71,701	76,529
Deferred income taxes	(217,637)	276,362	(750,254)
Net amortization of unearned discounts on investment securities available for sale	303,530	381,079	250,755
Origination of mortgage loans held for sale	(55,504,124)	(55,791,625)	(76,032,671)
Proceeds from sale of mortgage loans held for sale	56,398,409	58,084,112	77,466,700
Decrease (increase) in accrued interest receivable and other assets	472,740	(78,328)	(63,949)
Increase (decrease) in accrued interest payable and other liabilities	295,071	46,412	(543,083)
Net cash provided by operating activities	9,317,058	8,181,957	6,042,824

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	6,932,927	4,713,870	9,630,804
Proceeds from sale of investment securities available for sale	21,434,634	20,231,265	36,218,087
Purchase of investment securities available for sale	(9,978,050)	(44,944,586)	(48,239,241)
Proceeds from sale of other real estate owned	378,366	89,355	85,001
Net increase in loans	(4,469,694)	(9,726,576)	(18,089,620)
Purchase of premises, equipment, and leasehold improvements, net	(287,031)	(141,199)	(196,584)
Net cash provided by (used in) investing activities	14,011,152	(29,777,871)	(20,591,553)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(20,509,912)	30,365,449	13,804,239
Dividends paid	(3,699,845)	(2,832,489)	(2,613,715)
Stock options exercised	193,569	340,843	405,749
Net cash (used in) provided by financing activities	(24,016,188)	27,873,803	11,596,273
Net (decrease) increase in cash and cash equivalents	(687,978)	6,277,889	(2,952,456)
Cash and cash equivalents at the beginning of the period	32,520,219	26,242,330	29,194,786
Cash and cash equivalents at the end of the period	$31,832,241	$32,520,219	$26,242,330

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$626,700	$379,302	$400,531
Income taxes	$1,169,085	$2,496,047	$2,320,830

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$(705,525)	$(276,879)	$(1,599,658)
Change in dividends payable	$85,615	$53,340	$54,706
Transfer of loans to other real estate owned	$—	$90,832	$—

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

Accounting Estimates and Assumptions:

The financial statements are prepared in conformity with GAAP, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ significantly from these estimates and assumptions. Material estimates generally susceptible to significant change are related to the determination of the allowance for loan losses, impaired loans, other real estate owned, deferred tax assets, the fair value of financial instruments and other-than-temporary impairment of investment securities.

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

Depository institutions are required to maintain reserve and clearing balances at the Federal Reserve Bank. Vault cash satisfied our daily reserve requirement for the years ended December 31, 2018 and 2017, respectively.

Interest-bearing Deposits at the Federal Reserve:

Interest-bearing deposits at the Federal Reserve mature within one year and are carried at cost.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for 2018 and 2017.

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

The allowance is also subject to examination by regulatory agencies, which may consider factors such as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions and other adequacy tests. In addition, such regulatory agencies could require us to adjust our allowance based on information available at the time of the examination.

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to the methodology used to determine the allowance adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.

Concentration of Credit Risk:

Our primary market consists of the counties of Berkeley, Charleston and Dorchester, South Carolina. As of December 31, 2018, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. We believe that we had no uncertain tax positions for the years ended December 31, 2018 and 2017.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Information:

The Company operates and manages itself within one retail banking segment and therefore has not provided segment disclosures.

Interest Rate Lock Commitments and Forward Sale Contracts:

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitments before the loan is funded. In order to hedge the change in interest rates resulting from commitments to fund the loans, we enter into forward commitments for the future delivery of mortgage loans when the interest rate is locked. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in income when they occur. As a result of the short-term nature of mortgage loans held for sale (derivative contract), our derivative instruments were considered to be immaterial as of December 31, 2018 and 2017.

We had no embedded derivative instruments requiring hedge accounting treatment at December 31, 2018. We do not currently engage in hedging activities.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10); Recognition and Measurement of Financial Instruments and Financial Liabilities. This update addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments became effective on January 1, 2018 and did not have a material effect on the financial statements. The Company measured the fair value of its loan portfolio as of December 31, 2018 using an exit price notion and will continue to, prospectively.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which revises certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have evaluated the effect that implementation of the new standard will have on our results of operations and cash flows and found that it will have a material impact on our consolidated balance sheets but did not have an impact on our consolidated statements of income. The most significant impact was the recognition of right of use assets and lease liabilities for operating leases of approximately $7.3 million.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The guidance became effective January 1, 2018. The Company completed an assessment of revenue streams and a review of related contracts potentially affected by the ASU and, based on this assessment, the Company concluded that the ASU did not materially change the method in which the Company currently recognizes revenue for these revenue streams. As such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. The Company derives most of our income from interest on loans and investment securities that are not within the scope of Topic 606. The Company evaluated its contracts with customers and determined that further disaggregation of revenue from contracts with customers beyond what is reported in the Consolidated Statement of Income was not necessary. Performance obligations on its contracts with customers are typically met as services are rendered and the transactions are charged on a periodic basis or based on activity. The revenue streams affected by Topic 606 were service charges on deposits, interchange fees, and gains/losses on sales of real estate. The performance obligation for service charges on deposits is recognized over the period of service provided. Interchange fees are transaction based fees recognized when the transaction is processed. Gains/losses on sales of real estate financed by the Bank were previously evaluated on the recognition of the buyer's initial investment. The primary consideration will be evaluated based on various factors including the loan to value, credit quality of the borrower, structure of the loan, and any other factors affecting the collectability of the loan financing the sale. Topic 606 will affect sales of other real estate owned if a significant financing component is present but did not have an effect on the sale of other real estate owned during the year ended December 31, 2018 or have a material effect on the consolidated financial statements. The adoption of Topic 606 did not have an impact on the revenue recognition for these services.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which requires companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act (the “2017 Tax Act”). The Company early adopted this pronouncement by retrospective application to each period in which the effect of the change in the tax rate under the 2017 Tax Act is recognized. The impact of the reclassification from other comprehensive income to retained earnings is included in the Statement of Changes in Shareholders’ Equity for the year ended December 31, 2017.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2018, the FASB issued ASU 2018-04, Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273, which incorporate into the Accounting Standards Codification recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The amendments were effective upon issuance and did not have a material effect on the financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles and Goodwill and Other-Internal Use Software (Subtopic 350-40):Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract),which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The amendments will be effective for the Company for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In October 2018, the FASB issued ASU 2018-07, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company will apply a full retrospective approach in which financial statements for each individual prior period presented and the opening balances of the earliest period presented are adjusted to reflect the period-specific effects of applying the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, providing narrow-scope improvements for lessors, that provides relief in the accounting for sales, use and similar taxes, the accounting for other costs paid by a lessee that may benefit a lessor, and variable payments when contracts have lease and non-lease components. The amendments will be effective for the Company for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows.

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$32,965,693	$—	$(609,059)	$32,356,634
Government-Sponsored Enterprises	60,684,878	—	(1,315,598)	59,369,280
Municipal Securities	28,267,930	112,971	(437,941)	27,942,960

Total	$121,918,501	$112,971	$(2,362,598)	$119,668,874

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Notes	$35,970,990	$—	$(411,145)	$35,559,845
Government-Sponsored Enterprises	64,444,315	—	(887,811)	63,556,504
Municipal Securities	40,191,502	487,545	(545,146)	40,133,901

Total	$140,606,807	$487,545	$(1,844,102)	$139,250,250

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2018 and December 31, 2017, by contractual maturity are in the following table.

	December 31, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,246,325	$4,249,570	$11,554,040	$11,546,968
Due in one year to five years	99,753,174	97,915,185	72,622,056	72,124,395
Due in five years to ten years	17,504,456	17,128,425	53,290,088	52,576,036
Due in ten years and over	414,546	375,694	3,140,623	3,002,851

Total	$121,918,501	$119,668,874	$140,606,807	$139,250,250

Securities pledged to secure deposits and repurchase agreements at December 31, 2018 and 2017, had a carrying amount of $41,547,205 and $49,424,692, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018 and 2017. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
December 31, 2018
Available for sale
U.S. Treasury Notes		$—	$—	7	$32,356,634	$(609,059)	7	$32,356,634	$(609,059)
Government-Sponsored Enterprises	2	9,967,000	(14,302)	11	49,402,280	(1,301,296)	13	59,369,280	(1,315,598)
Municipal Securities	2	1,362,286	(7,547)	31	11,840,912	(430,394)	33	13,203,198	(437,941)

Total	4	$11,329,286	$(21,849)	49	$93,599,826	$(2,340,749)	53	$104,929,112	$(2,362,598)

December 31, 2017
Available for sale
U.S. Treasury Notes	8	$35,559,845	$(411,145)	—	$—	$—	8	$35,559,845	$(411,145)
Government-Sponsored Enterprises	12	53,275,064	(462,174)	3	10,281,440	(425,637)	15	63,556,504	(887,811)
Municipal Securities	20	7,815,221	(134,998)	29	11,056,185	(410,148)	49	18,871,406	(545,146)
Total	40	$96,650,130	$(1,008,317)	32	$21,337,625	$(835,785)	72	$117,987,755	$(1,844,102)

The table below shows the proceeds received from sales of securities available for sale and gross realized gains and losses.

	For the Year Ended December 31,
	2018	2017	2016
Gross proceeds	$21,434,634	$20,231,265	$36,218,087
Gross realized gains	104,634	154,692	384,963
Gross realized losses	(99,899)	(108,872)	(4,059)

The tax provision related to these gains was $994 and $15,578 for the year ended December 31, 2018 and 2017, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans (net of deferred loan fees of $156,309 at December 31, 2018, and $152,047 at December 31, 2017) are shown in the table below.

	December 31, 2018	December 31, 2017
Commercial	$54,829,078	$51,723,237
Commercial real estate:
Construction	7,304,300	2,317,857
Other	143,703,401	140,186,324
Consumer:
Real estate	63,787,411	70,797,973
Other	5,040,077	5,155,249
Total loans	274,664,267	270,180,640
Allowance for loan losses	(4,214,331)	(3,875,398)
Total loans, net	$270,449,936	$266,305,242

We had $101.9 million and $113.4 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at December 31, 2018 and 2017, respectively.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables illustrate credit risks by category and internally assigned grades at December 31, 2018 and December 31, 2017. “Pass” includes loans internally graded as excellent, good and satisfactory.

	December 31, 2018
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Pass	$50,663,356	$7,304,300	$136,804,420	$60,480,317	$4,726,494	$259,978,887
Watch	1,973,675	—	4,938,711	2,077,341	226,117	9,215,844
OAEM	157,300	—	590,294	350,000	—	1,097,594
Sub-Standard	2,034,747	—	1,369,976	879,753	87,466	4,371,942
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$54,829,078	$7,304,300	$143,703,401	$63,787,411	$5,040,077	$274,664,267

	December 31, 2017
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Pass	$47,456,205	$1,936,335	$134,401,977	$68,570,298	$4,933,696	$257,298,511
Watch	2,403,978	381,522	3,605,621	1,934,802	185,746	8,511,669
OAEM	—	—	610,806	—	—	610,806
Sub-Standard	1,863,054	—	1,567,920	292,873	35,807	3,759,654
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$51,723,237	$2,317,857	$140,186,324	$70,797,973	$5,155,249	$270,180,640

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables include an aging analysis of the recorded investment in loans segregated by class.

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$266,567	$17,492	$229,395	$513,454	$54,315,624	$54,829,078	$—
Commercial Real Estate Construction	—	—	—	—	7,304,300	7,304,300	—
Commercial Real Estate Other	35,000	215,049	571,292	821,341	142,882,060	143,703,401	—
Consumer Real Estate	—	—	—	—	63,787,411	63,787,411	—
Consumer Other	24,621	—	—	24,621	5,015,456	5,040,077	—
Total	$326,188	$232,541	$800,687	$1,359,416	$273,304,851	$274,664,267	$—

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$3,531	$192,846	$—	$196,377	$51,526,860	$51,723,237	$—
Commercial Real Estate Construction	—	—	—	—	2,317,857	2,317,857	—
Commercial Real Estate Other	—	—	651,578	651,578	139,534,746	140,186,324	—
Consumer Real Estate	—	—	—	—	70,797,973	70,797,973	—
Consumer Other	10,302	—	34,107	44,409	5,110,840	5,155,249	34,107
Total	$13,833	$192,846	$685,685	$892,364	$269,288,276	$270,180,640	$34,107

There were no loans 90 days or more past due and still accruing interest at December 31, 2018. There were two loans 90 days or more past due and still accruing interest at December 31, 2017.

The following table summarizes the balances of non-accrual loans.

	Loans Receivable on Non-Accrual
	December 31, 2018	December 31, 2017
Commercial	$251,219	$41,651
Commercial Real Estate Construction	—	—
Commercial Real Estate Other	571,292	790,208
Consumer Real Estate	—	—
Consumer Other	1,023	—
Total	$823,534	$831,859

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the changes in the allowance and an allocation of the allowance by class at December 31, 2018, 2017, and 2016. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

	December 31, 2018
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$1,403,588	$23,638	$1,549,755	$796,918	$101,499	$3,875,398
Charge-offs	(31,250)	—	—	—	(84,637)	(115,887)
Recoveries	14,000	—	56,827	45,412	13,581	129,820
Provisions	279,075	40,238	(314,236)	(455,745)	775,668	325,000
Ending Balance	$1,665,413	$63,876	$1,292,346	$386,585	$806,111	$4,214,331

	December 31, 2017
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,545,188	$51,469	$1,374,706	$726,391	$153,863	$3,851,617
Charge-offs	—	—	(180,587)	—	(4,862)	(185,449)
Recoveries	6,000	—	87,030	60,000	1,200	154,230
Provisions	(147,600)	(27,831)	268,606	10,527	(48,702)	55,000
Ending Balance	$1,403,588	$23,638	$1,549,755	$796,918	$101,499	$3,875,398

	December 31, 2016
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$896,854	$59,861	$1,345,094	$941,470	$174,548	$3,417,827
Charge-offs	(33,046)	—	(78,300)	(82,015)	(14,934)	(208,295)
Recoveries	—	—	65,000	—	7,085	72,085
Provisions	681,380	(8,392)	42,912	(133,064)	(12,836)	570,000
Ending Balance	$1,545,188	$51,469	$1,374,706	$726,391	$153,863	$3,851,617

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present, by class and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans.

	December 31, 2018
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$1,132,805	$—	$37,416	$—	$21,324	$1,191,545
Collectively evaluated for impairment	532,608	63,876	1,254,930	386,585	784,787	3,022,786
Total Allowance for Loan Losses	$1,665,413	$63,876	$1,292,346	$386,585	$806,111	$4,214,331
Loans Receivable
Individually evaluated for impairment	$1,996,579	$—	$1,280,890	$879,753	$21,324	$4,178,546
Collectively evaluated for impairment	52,832,499	7,304,300	142,422,511	62,907,658	5,018,753	270,485,721
Total Loans Receivable	$54,829,078	$7,304,300	$143,703,401	$63,787,411	$5,040,077	$274,664,267

	December 31, 2017
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$832,571	$—	$99,523	$43,042	$34,107	$1,009,243
Collectively evaluated for impairment	571,017	23,638	1,450,232	753,876	67,392	2,866,155
Total Allowance for Losses	$1,403,588	$23,638	$1,549,755	$796,918	$101,499	$3,875,398
Loans Receivable
Individually evaluated for impairment	$1,812,461	$—	$1,584,821	$292,873	$34,107	$3,724,262
Collectively evaluated for impairment	49,910,776	2,317,857	138,601,503	70,505,100	5,121,142	266,456,378
Total Loans Receivable	$51,723,237	$2,317,857	$140,186,324	$70,797,973	$5,155,249	$270,180,640

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, loans individually evaluated for impairment and the corresponding allowance for loan losses are presented in the following table.

	Impaired and Restructured Loans as of the year ended December 31,
	2018			2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$115,983	$115,983	$—	$152,490	$152,490	$—
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	974,249	974,249	—	1,058,601	1,058,601	—
Consumer Real Estate	879,753	879,753	—	249,754	249,754	—
Consumer Other	—	—	—	—	—	—
Total	$1,969,985	$1,969,985	$—	$1,460,845	$1,460,845	$—

With an allowance recorded:
Commercial	$1,880,596	$1,880,596	$1,132,805	$1,659,971	$1,659,971	$832,571
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	406,442	306,641	37,416	626,021	526,220	99,523
Consumer Real Estate	—	—	—	43,119	43,119	43,042
Consumer Other	21,324	21,324	21,324	34,107	34,107	34,107
Total	$2,308,362	$2,208,561	$1,191,545	$2,363,218	$2,263,417	$1,009,243

Total
Commercial	$1,996,579	$1,996,579	$1,132,805	$1,812,461	$1,812,461	$832,571
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,380,691	1,280,890	37,416	1,684,622	1,584,821	99,523
Consumer Real Estate	879,753	879,753	—	292,873	292,873	43,042
Consumer Other	21,324	21,324	21,324	34,107	34,107	34,107
Total	$4,278,347	$4,178,546	$1,191,545	$3,824,063	$3,724,262	$1,009,243

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	For the year ended December 31,
	2018		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$133,413	$8,637	$173,964	$7,416	$267,747	$12,282
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	982,078	40,174	1,275,402	23,084	2,267,288	81,582
Consumer Real Estate	879,753	51,520	451,025	16,938	1,242,515	22,111
Consumer Other	—	—	—	—	—	—
Total	$1,995,244	$100,331	$1,900,391	$47,438	$3,777,550	$115,975

With an allowance recorded:
Commercial	$1,915,139	$100,395	$1,711,259	$76,544	$1,087,559	$49,985
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	416,569	10,999	930,420	5,367	1,047,685	16,138
Consumer Real Estate	—	—	43,119	1,296	43,155	1,514
Consumer Other	26,314	1,382	36,056	1,419	94,945	5,533
Total	$2,358,022	$112,776	$2,720,854	$84,626	$2,273,344	$73,170

Total
Commercial	$2,048,552	$109,032	$1,885,223	$83,960	$1,355,306	$62,267
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,398,647	51,173	2,205,822	28,451	3,314,973	97,720
Consumer Real Estate	879,753	51,520	494,144	18,234	1,285,670	23,625
Consumer Other	26,314	1,382	36,056	1,419	94,945	5,533
Total	$4,353,266	$213,107	$4,621,245	$132,064	$6,050,894	$189,145

In general, the modification or restructuring of a debt is considered a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of December 31, 2018, there were no TDRs compared to one TDR with a balance of $33,300 as of December 31, 2017 and two TDRs with a total balance of $378,392 as of December 31, 2016. These TDRs were granted extended payment terms with no principal reduction. All TDRs were performing as agreed as of December 31, 2017. No TDRs that were modified within the previous twelve months defaulted during the following year for the years ended December 31, 2018, 2017, and 2016.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our loans were concentrated in the following categories.

	December 31, 2018	December 31, 2017
Commercial	19.96%	19.14%
Commercial Real Estate Construction	2.67%	0.86%
Commercial Real Estate Other	52.32%	51.89%
Consumer Real Estate	23.22%	26.20%
Consumer Other	1.83%	1.91%
Total Loans	100.00%	100.00%

6.	Premises, Equipment and Leasehold Improvements

Premises, equipment and leasehold improvements are summarized in the table below.

	December 31, 2018	December 31, 2017
Bank buildings	$1,861,237	$1,824,613
Land	838,075	838,075
Leasehold purchases	30,000	30,000
Leasehold improvements	709,520	690,212
Construction in progress	120,849	11,754
Equipment	3,526,404	3,405,686
	7,086,085	6,800,340
Accumulated depreciation	(4,750,878)	(4,555,815)
Total	$2,335,207	$2,244,525

Depreciation and amortization on our bank premises and equipment charged to operating expense totaled $195,063 in 2018, $193,298 in 2017, and $189,188 in 2016.

We entered into agreements to lease parking and office facilities under non-cancellable operating lease agreements expiring on various dates through 2039. We may, at our option, extend the lease of our Summerville office at 100 North Main Street for two additional ten-year periods; as well as extend the land lease where our Mt. Pleasant office is located for five additional five-year periods.

We rent office space at 1071 Morrison Drive, Charleston, South Carolina, from a related party, to house our Mortgage Department. Rent expense for this lease was $60,840, $54,720, and $51,690 for the years ended December 31, 2018, 2017, and 2016, respectively. This lease expires June 30, 2019.

We own the land and improvements at our West Ashley office located at 2027 Sam Rittenberg Boulevard, Charleston, South Carolina.

Management intends to exercise its option on all lease agreements. Lease payments below include the lease renewals. Minimum rental commitments for these leases as of December 31, 2018 are presented in the table below.

2019	$619,492
2020	589,492
2021	589,492
2022	589,492
2023 and thereafter	8,603,721
Total	$10,991,689

Total rental expense was $622,396, $612,717, and $594,567 in 2018, 2017 and 2016, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 28, 2014, we signed a lease to open a banking office located on Highway 78, North Charleston, South Carolina (copy of the lease incorporated as Exhibit 10.8 in the 2013 10-K and copy of the Assignment and Assumption of Lease incorporated as Exhibit 10.9, First Amendment to the Lease incorporated as Exhibit 10.10 and Second Amendment to the Lease incorporated as Exhibit 10.11 in the 2015 10-K). The original lease agreement was terminated and a new lease agreement was executed on July 31, 2017 for the same location (copy of lease incorporated as Exhibit 10.13 in the June 30, 2017 10Q). The building is expected to be completed in the second half of 2019. Rental payments do not commence until we take control of our space. As of December 31, 2018, we have spent $120,849 towards the construction of this office.

7.	OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned at December 31, 2018 and December 31, 2017.

	December 31, 2018	December 31, 2017
Balance, beginning of the year	$435,479	$521,943
Additions - foreclosure	—	90,832
Sales	(411,842)	(90,832)
Write-downs	(23,637)	(86,464)
Balance, end of the year	$—	$435,479

As of December 31, 2018, there were no properties classified as OREO. One property valued at $411,842 was sold at a loss of $33,476 during 2018. As of December 31, 2017, we had one property with a balance of $435,479 classified as OREO. Another property valued at $90,832 and classified as OREO during 2017 was sold at a loss of $1,477.

8.	DEPOSITS

As of December 31, 2018 and 2017, certificates of deposit of $250,000 or more totaled approximately $15,909,991 and $18,624,924, respectively.

The scheduled maturities of certificates of deposit as of December 31, 2018 are presented in the table below:

2019	$32,319,817
2020	675,338
2021	579,684
2022	402,255
2023 and thereafter	491,631
$34,468,725

As of December 31, 2018, deposits with a deficit balance of $43,118 were re-classified as other loans.

9.	Short-Term Borrowings

Securities sold under agreements to repurchase with customers mature on demand. At December 31, 2018 and 2017, there were no securities sold under agreements to repurchase. There was no amount outstanding at any month-end during 2018 and 2017.

At December 31, 2018 and 2017, we had no outstanding federal funds purchased. We have a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement, we may borrow up to $79.3 million. We established this arrangement as an additional source of liquidity. There have been no borrowings under this arrangement.

At December 31, 2018 and 2017, the Bank had unused short-term lines of credit totaling approximately $23.0 million (which are withdrawable at the lender’s option).

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

Total income taxes for the years ended December 31, 2018, 2017 and 2016 are presented in the table below.

	For the year ended December 31,
	2018	2017	2016
Income tax expense	$1,108,982	$2,814,634	$1,688,433
Unrealized gains (losses) on securities available for sale presented in accumulated other comprehensive income (loss)	(192,280)	(116,007)	(939,482)
Total	$916,702	$2,698,627	$748,951

Income tax expense was as follows:

	For the year ended December 31,
	2018	2017	2016
Current income taxes
Federal	$1,326,619	$2,538,272	$2,438,687
State	—	—	—
Total current tax expense	1,326,619	2,538,272	2,438,687
Deferred income tax (benefit) expense	(217,637)	276,362	(750,254)
Total income tax expense	$1,108,982	$2,814,634	$1,688,433

The differences between actual income tax expense and the amounts computed by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the periods indicated are reconciled in the table below.

	For the year ended December 31,
	2018	2017	2016
Computed “expected” tax expense	$1,686,702	$2,623,595	$2,358,069
Increase (reduction) in income taxes resulting from:
Tax rate change impact	—	666,674	—
Amortization of credit and gain	196,477	163,411	163,411
Stock based compensation	15,205	24,378	26,012
Valuation Allowance	7,538	16,952	4,314
Other	38,938	(4,768)	(203,854)
State income tax, net of federal benefit	(226,578)	(329,412)	(319,525)
Federal Credits	(454,985)	—	—
Tax exempt interest income	(154,315)	(346,196)	(339,994)
	$1,108,982	$2,814,634	$1,688,433

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below.

	December 31, 2018	December 31, 2017
Deferred tax assets:
Allowance for loan losses	$850,964	$782,714
State credit carryforward	647,190	488,052
Unrealized gain (loss) on securities available for sale	472,421	284,877
Passthrough income	68,438	70,603
State net operating loss carryforward	74,791	67,253
Nonaccrual interest	27,956	19,209
Other real estate owned	—	18,157
Other	6,155	5,214
Total gross deferred tax assets	2,147,915	1,736,079
Valuation allowance	(74,791)	(67,253)
Total gross deferred tax assets, net of valuation allowance	2,073,124	1,668,826

Deferred tax liabilities:
Fixed assets, principally due to differences in depreciation	(39,294)	(36,424)
Deferred loan fees	(32,825)	(31,930)
Other	(56,481)	(53,591)
Prepaid expenses	(210)	(210)
	(128,810)	(122,155)

Net deferred tax assets	$1,944,314	$1,546,671

In 2018, the Company invested in a Federal Rehabilitation Credit. The tax credit was used during the year ended December 31, 2018. Amortization expense recognized for the year ended December 31, 2018 was $354,888. In 2016, the Company invested in a South Carolina Rehabilitation Credit. The tax credit is included in deferred tax assets and is being amortized. Amortization expense recognized for the years ended December 31, 2018 and 2017 was $306,105, and is included in other operating expense on the statement of operations.

There was a $74,791 valuation allowance for deferred tax assets at December 31, 2018 associated with the Company’s state net operating loss. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2018. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

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

Tax returns for 2015 and subsequent years are subject to examination by taxing authorities.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If deemed necessary, the amount of collateral obtained upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $96,115,504 and $92,869,285 at December 31, 2018 and 2017, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure by our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. Commitments under standby letters of credit are usually for one year or less. At December 31, 2018 and 2017, we have recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2018 and 2017 was $1,169,644 and $1,219,644, respectively.

12.	RELATED PARTY TRANSACTIONS

In the opinion of management, loans to our executive officers and directors are made on substantially the same terms, including interest rates and collateral, as those terms prevailing at the time for comparable loans with persons not related to the lender that do not involve more than the normal risk of collectability. There were no past due loans to our executive officers as of December 31, 2018 and 2017.

The table below summarizes related party loans.

	December 31, 2018	December 31, 2017
Balance at beginning of the year	$4,569,780	$3,944,140
New loans or advances	1,428,098	2,879,435
Repayments	(1,596,169)	(2,253,795)
Balance at the end of the year	$4,401,710	$4,569,780

At December 31, 2018 and 2017, total deposits held by related parties were $8,914,967 and $7,180,958, respectively.

The Company also leased office space from a related party as discussed in the Premises, Equipment and Leasehold Improvements footnote.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Other Expense

The table below summarizes of the components of other operating expense.

	For the year ended December 31,
	2018	2017	2016
Advertising and business development	$12,217	$10,844	$16,159
Supplies	85,984	75,965	94,006
Telephone and postage	175,520	207,526	194,853
Insurance	43,866	44,613	42,192
Professional fees	459,348	451,882	431,424
Data processing services	579,666	585,497	594,550
State and FDIC insurance and fees	183,867	165,280	242,926
Courier service	54,044	82,907	96,823
Amortization of state tax credit	306,106	306,105	325,000
Amortization of federal tax credit	354,888	—	—
Other	697,957	587,118	601,843
Total other operating expenses	$2,953,463	$2,517,737	$2,639,776

14.	Stock Incentive Plan

We have a Stock Incentive Plan which was approved in 1998 with 180,000 (329,422 adjusted for five 10% stock dividends and a 25% stock dividend) shares reserved and a Stock Incentive Plan which was approved in 2010 with 300,000 (363,000 adjusted for two 10% stock dividends) shares reserved. Under both plans, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. All employees are eligible to participate in this plan if the Executive/Long-Range Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to our profits or growth.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2018	2017	2016
Risk free interest rate	2.88%	2.43%	2.33%
Expected life (in years)	7.5	7.5	10
Expected stock price volatility	33.69%	34.20%	27.95%
Dividend yield	3.61%	4.00%	3.47%

There are currently no options to purchase or shares exercisable under the 1998 Omnibus Stock Incentive Plan as of December 31, 2018.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plans for the years ended December 31.

	2018		2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	117,191	$10.79	154,085	$10.19	201,151	$9.97
Granted	11,275	18.23	10,175	20.72	11,000	14.54
Expired	—	—	—	—	—	—
Exercised	(24,056)	8.96	(36,454)	9.57	(43,100)	9.51
Forfeited	(1,650)	20.02	(10,615)	15.83	(14,966)	12.28
Outstanding, December 31	102,760	$11.89	117,191	$10.79	154,085	$10.19
Exercisable at year end	32,219	$8.81	31,694	$8.77	13,882	$10.35

Information has been retroactively adjusted for the 2018 10% stock dividends as applicable.

The following table presents information pertaining to options outstanding at December 31, 2018.

December 31, 2018
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price	Intrinsic Value of Options Exercisable
$8.61	41,075	6.33	$8.61	$353,656	24,645	$8.61	$277,504
$8.90	2,541	1.75	$8.90	$22,615	2,033	$8.90	$22,300
$9.18	7,199	3.50	$9.18	$66,087	2,880	$9.18	$30,783
$9.65	2,420	2.25	$9.65	$23,353	1,452	$9.65	$14,840
$9.92	1,815	3.75	$9.92	$18,005	726	$9.92	$7,224
$12.26	5,444	5.59	$12.26	$66,743	—	$12.26	$—
$12.40	2,419	5.00	$12.40	$29,996	484	$12.40	$3,614
$13.05	14,217	6.33	$13.05	$185,532	—	$13.05	$—
$13.62	3,630	6.50	$13.62	$49,441	—	$13.62	$—
$14.54	5,500	7.25	$14.54	$79,970	—	$14.54	$—
$18.23	10,450	9.25	$18.23	$190,504	—	$18.23	$—
$19.00	2,750	8.17	$19.00	$52,250	—	$19.00	$—
$19.82	3,300	8.09	$19.82	$65,406	—	$19.82	$—
	102,760	6.26	$11.71	$1,203,558	32,220	$11.71	$356,265

All relevant information has been retroactively adjusted for the 2018 10% stock dividends as applicable.

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016, were $262,415, $311,836, and $273,979, respectively.

We recognized compensation cost for the years ended December 31, 2018, 2017 and 2016 in the amount of $72,408, $71,701, and $76,529, respectively, related to the granted options.

As of December 31, 2018, there was a total of $248,027 in unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 4.19 years.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses amounted to $420,000, $375,000, and $345,000 during the years ended December 31, 2018, 2017, and 2016, respectively. The plan currently owns 308,613 shares of common stock of Bank of South Carolina Corporation.

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

The Bank’s ability to pay dividends to the Company is restricted by the laws and regulations of the State of South Carolina. Generally, these restrictions allow the Bank to pay dividends from current earnings without the prior written consent of the South Carolina Commissioner of Banking, if it received a satisfactory rating at its most recent examination. Cash dividends when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. The Bank paid dividends of $3.8 million, $2.7 million, and $2.3 million to the Company during the years ended December 31, 2018, 2017 and 2016, respectively.

On April 10, 2018, the Company’s Board of Directors declared a ten percent stock dividend to our shareholders. The record date was April 30, 2018 and the distribution date was May 31, 2018. Earnings per share and average shares outstanding have been adjusted for all periods presented to retroactively reflect the stock dividend in our consolidated financial statements. Total shares outstanding increased by 499,095 shares.

17.	Income Per Common Share

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock. Earnings per share and average shares outstanding have been adjusted for all periods presented to retroactively reflect the ten percent stock dividend declared on April 10, 2018.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of the reconciliation of average shares outstanding for the years ended December 31.

	2018	2017	2017
Numerator:
Net income	$6,922,934	$4,901,825	$5,247,063

Denominator:
Weighted average shares outstanding	5,500,027	5,471,001	5,428,884
Effect of dilutive shares	88,985	97,492	132,855
Weighted average shares outstanding - diluted	5,589,012	5,568,493	5,561,739

Earnings per share - basic	$1.26	$0.90	$0.97
Earnings per share - diluted	$1.24	$0.88	$0.94

18.	Regulatory Capital Requirements

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

Current quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. We believe that the Company and the Bank meet all capital adequacy requirements to which they were subject at December 31, 2018 and 2017.

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

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.50% and a common equity Tier 1 capital conservation buffer of 2.50% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.00% to 6.00% and requires a minimum leverage ratio of 4.00%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. All final rule requirements will be phased in over a multi-year schedule. The capital conservation buffer in effect for the year ended December 31, 2018 was 8.39%.

At December 31, 2018, the Bank was categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10.00%, 8.00%, 6.50%, and 5.00%, respectively, and to be categorized as “adequately capitalized,” the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8.00%, 6.00%, 4.50%, and 4.00%, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the actual and required capital amounts and ratios for the Company and Bank at December 31, 2018 and 2017:

	December 31, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets:
Company	$50,657	16.69%	$24,280	8.00%	N/A	N/A
Bank	$49,695	16.39%	$24,262	8.00%	$30,328	10.00%

Tier 1 capital to risk-weighted assets:
Company	$46,864	15.44%	$18,210	6.00%	N/A	N/A
Bank	$45,898	15.13%	$18,197	6.00%	$24,262	8.00%

Tier 1 capital to average assets:
Company	$46,864	10.76%	$17,428	4.00%	N/A	N/A
Bank	$45,898	10.54%	$17,419	4.00%	$21,773	5.00%

Common equity Tier 1 capital:
Company	$46,864	15.44%	$13,658	4.50%	N/A	N/A
Bank	$45,898	15.13%	$13,647	4.50%	$13,647	4.50%

	December 31, 2017
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets:
Company	$47,986	15.97%	$23,213	8.00%	N/A	N/A
Bank	$47,100	15.69%	$24,020	8.00%	$30,025	10.00%

Tier 1 capital to risk-weighted assets:
Company	$44,253	14.73%	$17,410	6.00%	N/A	N/A
Bank	$43,344	14.44%	$18,015	6.00%	$24,020	8.00%

Tier 1 capital to average assets:
Company	$44,253	10.01%	$16,738	4.00%	N/A	N/A
Bank	$43,344	9.82%	$17,661	4.00%	$22,077	5.00%

Common equity Tier 1 capital:
Company	$44,253	14.73%	$13,058	4.50%	N/A	N/A
Bank	$43,344	14.44%	$13,511	4.50%	$19,516	6.50%

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

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments with interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on the short-term fair value of mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of December 31, 2018 and 2017.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017 are in the following table.

	Balance as of December 31, 2018
	Quoted Market Price in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
U.S. Treasury Notes	$32,356,634	$—	$—	$32,356,634
Government-Sponsored Enterprises	—	59,369,280	—	59,369,280
Municipal Securities	—	21,701,005	6,241,955	27,942,960
Total	$32,356,634	$81,070,285	$6,241,955	$119,668,874

	Balance as of December 31, 2017
	Quoted Market Price in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
U.S. Treasury Notes	$35,559,845	$—	$—	$35,559,845
Government-Sponsored Enterprises	—	63,556,504	—	63,556,504
Municipal Securities	—	28,675,012	11,458,889	40,133,901
Total	$35,559,845	$92,231,516	$11,458,889	$139,250,250

There were no liabilities recorded at fair value on a recurring basis as of December 31, 2018 or 2017.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
Beginning balance	$11,458,889	$13,977,857
Total realized/unrealized gains (losses)
Included in earnings	—	—
Included in other comprehensive income	150,993	137,751
Purchases, issuances, and settlements, net of maturities	(5,367,927)	(2,656,719)
Transfers in and/or out of Level 3	—	—
Ending balance	$6,241,955	$11,458,889

There were no transfers between fair value levels in 2018 or 2017.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans

Impaired loans are carried at the lower of recorded investment or fair value. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, we review the most recent appraisal and if it is over 12 to 18 months old we may request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, we may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically, as an example, in situations where the collateral on a nonperforming commercial real estate loan is out of our primary market area, we would typically order an independent appraisal immediately, at the earlier of the date the loan becomes nonperforming or immediately following the determination that the loan is impaired.

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

In accordance with ASC 820, Fair Value Measurement, impaired loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. At December 31, 2018 and December 31, 2017, substantially all of the impaired loans were evaluated based on the fair value of the collateral. These impaired loans are classified as Level 3. Impaired loans measured using discounted future cash flows are not deemed to be measured at fair value.

Mortgage Loans to be Sold

Mortgage loans to be sold carried at the lower of cost or market value. The fair values of mortgage loans to be sold are based on current market rates from investors within the secondary market for loans with similar characteristics. Carrying value approximates fair value. These loans are classified as Level 2.

Certain assets and liabilities are measured at fair value on a ongoing basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2018 and 2017.

	December 31, 2018
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$2,223,028	$2,223,028
Other real estate owned	—	—	—	—
Loans held for sale	—	1,199,438	—	1,199,438
Total	$—	$1,199,438	$2,223,028	$3,422,466

	December 31, 2017
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$1,735,051	$1,735,051
Other real estate owned	—	—	435,479	435,479
Mortgage loans to be sold	—	2,093,723	—	2,093,723
Total	$—	$2,093,723	$2,170,530	$4,264,253

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2018 or 2017.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2018:

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

As of December 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.

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

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of December 31, 2018 and 2017, respectively.

	Fair Value Measurements at December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,325,457	$6,325,457	$6,325,457	$—	$—
Interest-bearing deposits at the Federal Reserve	25,506,784	25,506,784	25,506,784	—	—
Investment securities available for sale	119,668,874	119,668,874	32,356,634	81,070,285	6,241,955
Mortgage loans to be sold	1,199,438	1,199,438	—	1,199,438	—
Loans, net	270,449,936	263,780,751	—		263,780,751
Accrued interest receivable	1,561,915	1,561,915	—	1,561,915	—
Financial Liabilities:
Demand deposits	347,909,663	347,909,663	—	347,909,663	—
Time deposits	34,468,725	38,747,898	—	38,747,898	—
Accrued interest payable	163,876	163,876	—	163,876	—

	Fair Value Measurements at December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$8,486,025	$8,486,025	$8,486,025	$—	$—
Interest-bearing deposits at the Federal Reserve	24,034,194	24,034,194	24,034,194	—	—
Investment securities available for sale	139,250,250	139,250,250	35,559,845	92,231,516	11,458,889
Mortgage loans to be sold	2,093,723	2,093,723	—	2,093,723	—
Net loans	266,305,242	265,277,204	—	—	265,277,204
Accrued interest receivable	1,720,920	1,720,920	—	1,720,920	—
Financial Liabilities:
Demand deposits	360,967,884	360,967,884	—	360,967,884	—
Time deposits	41,920,416	40,722,870	—	40,722,870	—
Accrued interest payable	96,190	96,190	—	96,190	—

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Bank of South Carolina Corporation - Parent Company

The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2018 and 2017, and the related condensed statements of income and cash flows for the years ended December 31, 2018, 2017 and 2016, are as follows:

Condensed Statements of Financial Condition
	2018	2017
Assets
Cash	$1,007,501	$947,216
Investment in wholly-owned bank subsidiary	45,103,068	42,437,503
Other assets	178,629	127,274
Total assets	$46,289,198	$43,511,993

Liabilities and shareholders’ equity
Other liabilities	$826,637	$747,358
Shareholders’ equity	45,462,561	42,764,635
Total liabilities and shareholders’ equity	$46,289,198	$43,511,993

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Income
	For the years ended December 31,
	2018	2017	2016
Interest income	$1,157	$484	$571
Net operating expenses	(224,316)	(189,872)	(177,612)
Dividends received from bank	3,775,000	2,685,000	2,340,000
Equity in undistributed earnings of subsidiary	3,371,093	2,406,213	3,084,104
Net income	$6,922,934	$4,901,825	$5,247,063

Condensed Statements of Cash Flows
	For the years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$6,922,934	$4,901,825	$5,247,063
Stock-based compensation expense	72,408	71,701	76,529
Equity in undistributed earnings of subsidiary	(3,371,093)	(2,406,213)	(3,084,104)
Decrease in other assets	(51,355)	(51,197)	(55,923)
(Decrease) Increase in other liabilities	(6,333)	151	—
Net cash provided by operating activities	3,566,561	2,516,267	2,183,565

Cash flows from financing activities:
Dividends paid	(3,699,845)	(2,832,489)	(2,613,715)
Stock options exercised	193,569	340,843	405,749
Net cash used in financing activities	(3,506,276)	(2,491,646)	(2,207,966)

Net increase (decrease) in cash	60,285	24,621	(24,401)
Cash at the beginning of the year	947,216	922,595	946,996
Cash at the end of the year	$1,007,501	$947,216	$922,595

Supplemental disclosure for non-cash investing and financing activity Change in dividends payable	$85,615	$53,340	$74,706

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Quarterly Results of Operations (unaudited)

The tables below represent the quarterly results of operations for the years ended December 31, 2018 and 2017, respectively:

	2018
	Fourth	Third	Second	First
Total interest and fee income	$4,727,449	$4,665,586	$4,423,867	$4,320,009
Total interest expense	249,425	195,434	139,697	109,830
Net interest income	4,478,024	4,470,152	4,284,170	4,210,179
Provision for loan losses	95,000	100,000	75,000	55,000
Net interest income after provision for loan losses	4,383,024	4,370,152	4,209,170	4,155,179
Total other income	532,891	458,693	555,096	447,945
Total other expense	2,970,411	2,816,474	2,651,515	2,641,834
Income before income tax expense	1,945,504	2,012,371	2,112,751	1,961,290
Income tax expense	139,310	234,218	386,394	349,060
Net income	$1,806,194	$1,778,153	$1,726,357	$1,612,230

Basic income per common share	$0.33	$0.32	$0.31	$0.29
Diluted income per common share	$0.32	$0.32	$0.31	$0.29

	2017
	Fourth	Third	Second	First
Total interest and fee income	$4,327,409	$4,117,032	$3,933,285	$3,791,421
Total interest expense	109,934	110,625	106,522	96,782
Net interest income	4,217,475	4,006,407	3,826,763	3,694,639
Provision for loan losses	2,500	20,000	30,000	2,500
Net interest income after provision for loan losses	4,214,975	3,986,407	3,796,763	3,692,139
Other income	538,236	481,882	696,479	551,874
Other expense	2,696,005	2,484,538	2,590,123	2,471,630
Income before income tax expense	2,057,206	1,983,751	1,903,119	1,772,383
Income tax expense	1,208,507	543,098	516,734	546,295
Net income	$848,699	$1,440,653	$1,386,385	$1,226,088

Basic income per common share	$0.15	$0.26	$0.25	$0.22
Diluted income per common share	$0.15	$0.26	$0.25	$0.22

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of December 31, 2018 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2018, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Based on this assessment, management believes that as of December 31, 2018, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2018 that was not reported.

PART III

Item 10.	Directors, Executive Officers, Promoters and Corporate Governance

The information required by this item contained under the sections captioned “Proposal 1: To elect eighteen Directors of Bank of South Carolina Corporation to serve until the Company’s 2019 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” included in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 9, 2019, a copy of which has been filed with the SEC, the “Proxy Statement”, is incorporated in this document by reference.

Executive Officers The information concerning the Company’s executive officers is contained under the section captioned “Proposal 1: To elect eighteen Directors of Bank of South Carolina Corporation to serve until the Company’s 2019 Annual Meeting of Shareholders,” included in the Company’s Proxy Statement, and is incorporated in this document by reference.

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

Code of Ethics The Company has adopted a “Code of Ethics”, applicable to the Chairman of the Board of Directors, the President/Chief Executive Officer, the Chief Financial Officer/Executive Vice President, the Chief Operating Officer/Executive Vice President and the Senior Lender/Executive Vice President and a “Code of Conduct” for Directors, officers and employees. A copy of these policies may be obtained at the Company’s website: http://www.banksc.com.

Compliance with Insider Reporting The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is included on page 15 of the Company’s Proxy Statement and is incorporated in this document by reference.

Change in Bylaws The Company and the Bank each amended their bylaws on December 21, 2017 to (i) prohibit the offices of Chairman of the Board of Directors and President/Chief Executive Officer be held by the same person and(ii) provide that the President/Chief Executive Officer will report to the Chairman of the Board of Directors.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Section captioned “Directors Compensation” and “Executive Compensation-Compensation Discussion and Analysis” included in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership and Certain Beneficial Owners

Information required by this item is incorporated in this document by reference to the Section captioned “Security Ownership of Certain Beneficial Owners and Management”, included in the Proxy Statement.

Security Ownership of Management

Information required by this item is incorporated in this document by reference to the Section captioned “Security Ownership of Certain Beneficial Owners and Management”, included in the Proxy Statement.

Changes in Control

Management is not aware of any arrangements, including any pledge by any shareholder of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this document by reference to the Sections captioned “Proposal 1: To elect eighteen Directors of Bank of South Carolina Corporation to serve until the Company’s 2020 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters”, included in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated in this document by reference to “Proposal 4: To ratify the appointment by the Audit and Compliance Committee of the Company’s Board of Directors of Elliott Davis, LLC as the Company’s independent registered public accounting firm for the year ended December 31, 2019” and “Auditing and Related Fees”, included in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-K and listed on pages as indicated.

2.	Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S-3 on June 23, 2011)
4.0	2019 Proxy Statement (Filed with 2018 10-K)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with March 31, 2013 10-Q)
10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
Employee Stock Ownership Plan, Restated (Incorporated herein)
10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)
10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.12	Extension to Lease Agreement for 256 Meeting Street (Filed with September 30, 2017 10-Q)
10.13	North Charleston Lease Agreement (Filed with June 30, 2017 10-Q)
10.14	Sublease Amendment for Parking Facilities at 256 Meeting Street (Filed with September 30, 2017 10-Q)
13.0	2018 10-K (Incorporated herein)
14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2019	BANK OF SOUTH CAROLINA CORPORATION

	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 4, 2019	/s/ David W. Bunch
David W. Bunch, Director

March 4, 2019	/s/ Graham M. Eubank, Jr.
Graham M. Eubank, Jr., Director

March 4, 2019	/s/ Elizabeth M. Hagood
Elizabeth M. Hagood, Director

March 4, 2019	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell, President/ Chief Executive Officer, Director

March 4, 2019	/s/ Glen B. Haynes, DVM
Glen B. Haynes, DVM, Director

March 4, 2019	/s/ William L. Hiott, Jr.
William L. Hiott, Jr., Director

March 4, 2019	/s/ Richard W. Hutson, Jr.
Richard W. Hutson, Jr., Director

March 4, 2019	/s/ Charles G. Lane
Charles G. Lane, Director

March 4, 2019	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr., Chairman of the Board, Director

March 4, 2019	/s/ Linda. J. Bradley McKee, PHD, CPA
Linda J. Bradley McKee, PHD, CPA, Director

March 4, 2019	/s/ Alan I. Nussbaum
Alan I. Nussbaum, MD, Director

March 4, 2019	/s/ Edmund Rhett, Jr.
Edmund Rhett, Jr., MD, Director

March 4, 2019	/s/ Karen J. Phillips
Karen J. Phillips, Director

March 4, 2019	/s/ Malcolm M. Rhodes
Malcolm M. Rhodes, MD, Director

March 4, 2019	/s/ Douglas H. Sass
Douglas H. Sass, Executive Vice President, Director

March 4, 2019	/s/ Sheryl G. Sharry
Sheryl G. Sharry, Director

March 4, 2019	/s/ Steve D. Swanson
Steve D. Swanson, Director

March 4, 2019	/s/ Susanne K. Boyd
Chief Operating Officer/Executive Vice President, Director

March 4, 2019	/s/ Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President, Director

