Form 10-Q
period 2019-03-31
BANK OF SOUTH CAROLINA CORP
filed 2019-05-06
CIK 1007273

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

As of April 15, 2019, there were 5,516,725 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2019	(Audited) December 31, 2018
ASSETS
Cash and due from banks	$7,022,081	$6,325,457
Interest-bearing deposits at the Federal Reserve	20,299,857	25,506,784
Investment securities available for sale	117,401,729	119,668,874
Mortgage loans to be sold	2,437,420	1,199,438
Loans	275,098,274	274,664,267
Less: Allowance for loan losses	(3,989,422)	(4,214,331)
Net loans	271,108,852	270,449,936
Premises, equipment and leasehold improvements, net	2,349,761	2,335,207
Right of use asset	7,276,714	—
Accrued interest receivable	1,498,839	1,561,915
Other assets	2,428,569	2,087,587

Total assets	$431,823,822	$429,135,198

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$130,134,823	$130,940,138
Interest bearing demand	98,760,864	94,207,731
Money market accounts	83,929,809	87,300,433
Time deposits over $250,000	8,553,197	15,909,991
Other time deposits	19,025,602	18,558,734
Other savings deposits	34,973,887	35,461,361
Total deposits	375,378,182	382,378,388

Accrued interest payable and other liabilities	1,837,695	1,294,249
Lease liability	7,276,714	—
Total liabilities	384,492,591	383,672,637

Shareholders’ equity
Common stock - no par 12,000,000 shares authorized; Issued 5,783,282 shares at March 31, 2019 and 5,777,474 shares at December 31, 2018. Shares outstanding 5,516,725 and 5,510,917 at March 31, 2019 and December 31, 2018, respectively.	—	—
Additional paid in capital	46,927,880	46,857,734
Retained earnings	3,456,884	2,650,296
Treasury stock: 266,557 shares at March 31, 2019 and December 31, 2018	(2,268,264)	(2,268,264)
Accumulated other comprehensive loss, net of income taxes	(785,269)	(1,777,205)
Total shareholders’ equity	47,331,231	45,462,561

Total liabilities and shareholders’ equity	$431,823,822	$429,135,198

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Interest and fee income
Loans, including fees	$3,951,719	$3,558,986
Taxable securities	463,454	470,503
Tax-exempt securities	161,721	228,067
Other	115,939	62,453
Total interest and fee income	4,692,833	4,320,009

Interest expense
Deposits	243,758	109,830
Total interest expense	243,758	109,830

Net interest income	4,449,075	4,210,179
Provision for loan losses	10,000	55,000
Net interest income after provision for loan losses	4,439,075	4,155,179

Other income
Service charges and fees	279,933	295,291
Mortgage banking income	123,662	139,915
Gain on sales of securities	—	4,348
Other non-interest income	5,188	8,391
Total other income	408,783	447,945

Other expense
Salaries and employee benefits	1,656,524	1,572,720
Net occupancy expense	387,132	383,332
Other operating expenses	615,705	685,782
Total other expense	2,659,361	2,641,834

Income before income tax expense	2,188,497	1,961,290
Income tax expense	499,233	349,060

Net income	$1,689,264	$1,612,230

Weighted average shares outstanding
Basic	5,514,413	5,489,087
Diluted	5,592,352	5,583,371

Basic income per common share	$0.31	$0.29
Diluted income per common share	$0.30	$0.29

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Net income	$1,689,264	$1,612,230
Other comprehensive income
Unrealized gain (loss) on securities arising during the period	1,255,615	(1,336,941)
Reclassification adjustment for securities gains realized in net income	—	(4,348)
Other comprehensive income (loss) before tax	1,255,615	(1,341,289)
Income tax effect related to items of other comprehensive income before tax	(263,679)	293,291
Other comprehensive income (loss) after tax	991,936	(1,047,998)
Total comprehensive income	$2,681,200	$564,232

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2018	$46,857,734	$2,650,296	$(2,268,264)	$(1,777,205)	$45,462,561
Net income	—	1,689,264	—	—	1,689,264
Other comprehensive income	—	—	—	991,936	991,936
Exercise of stock options	51,265	—	—	—	51,265
Stock-based compensation expense	18,881	—	—	—	18,881
Cash dividends ($0.16 per common share)	—	(882,676)	—	—	(882,676)
March 31, 2019	$46,927,880	$3,456,884	$(2,268,264)	$(785,269)	$47,331,231

	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2017	$37,236,566	$8,847,164	$(2,247,415)	$(1,071,680)	$42,764,635
Net income	—	1,612,230	—	—	1,612,230
Other comprehensive loss	—	—	—	(1,047,998)	(1,047,998)
Exercise of stock options	18,768	—	—	—	18,768
Stock-based compensation expense	18,882	—	—	—	18,882
Cash dividends ($0.14 per common share)	—	(749,668)	—	—	(749,668)
Common stock dividend, 10%	9,334,342	(9,334,342)	—	—	—
March 31, 2018	$46,608,558	$375,384	$(2,247,415)	$(2,119,678)	$42,616,849

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,689,264	$1,612,230
Adjustments to reconcile net income net cash provided by operating activities:
Depreciation	51,973	49,061
Gain on sale of investment securities	—	(4,348)
Provision for loan losses	10,000	55,000
Stock-based compensation expense	18,881	18,882
Deferred income taxes	(13,563)	(52,568)
Net amortization of unearned discounts on investment securities available for sale	72,760	77,408
Origination of mortgage loans held for sale	(12,302,642)	(13,589,623)
Proceeds from sale of mortgage loans held for sale	11,064,660	12,042,961
(Increase) decrease in accrued interest receivable and other assets	(528,022)	238,217
Increase in accrued interest payable and other liabilities	487,408	431,940
Net cash provided by operating activities	550,719	879,160

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	3,450,000	4,950,000
Proceeds from sale of investment securities available for sale	—	11,970,377
Purchase of investment securities available for sale	—	(5,000,000)
Net (increase) decrease in loans	(668,916)	2,082,326
Purchase of premises, equipment, and leasehold improvements, net	(66,527)	(49,347)
Net cash provided by investing activities	2,714,557	13,953,356

Cash flows from financing activities:
Net decrease in deposit accounts	(7,000,206)	(12,202,736)
Dividends paid	(826,638)	(748,395)
Stock options exercised	51,265	18,768
Net cash used in financing activities	(7,775,579)	(12,932,363)
Net (decrease) increase in cash and cash equivalents	(4,510,303)	1,900,153
Cash and cash equivalents at the beginning of the period	31,832,241	32,520,219

Cash and cash equivalents at the end of the period	$27,321,938	$34,420,372

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$345,334	$87,575

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized loss on securities available for sale, net of income taxes	$(991,936)	$(1,047,998)
Change in dividends payable	$56,038	$1,273
Right of use assets obtained in exchange for lease obligations	$7,334,079	$—
Change in right of use assets and lease liability	$57,365	$—

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2019. In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

Accounting Estimates and Assumptions

The consolidated financial statements are prepared in conformity with GAAP, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ significantly from these estimates and assumptions. Material estimates generally susceptible to significant change are related to the determination of the allowance for loan losses, impaired loans, other real estate owned, deferred tax assets, the fair value of financial instruments and other-than-temporary impairment of investment securities.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, Topic 606. The core principle of the new standard is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. This guidance also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow- Scope Improvements and Practical Expedients, to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These corrections make a limited number of revisions to several pieces of the revenue recognition standard issued in 2014. The guidance became effective January 1, 2018. The Company completed an assessment of revenue streams and a review of related contracts potentially affected by the ASU and, based on this assessment, the Company concluded that the ASU did not materially change the method in which the Company currently recognizes revenue for these revenue streams. As such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. The Company derives most of our income from interest on loans and investment securities that are not within the scope of Topic 606. The Company evaluated its contracts with customers and determined that further disaggregation of revenue from contracts with customers beyond what is reported in the Consolidated Statement of Income was not necessary. Performance obligations on its contracts with customers are typically met as services are rendered and the transactions are charged on a periodic basis or based on activity. The revenue streams affected by Topic 606 were service charges on deposits, interchange fees, and gains/losses on sales of other real estate owned. The performance obligation for service charges on deposits is recognized over the period of service provided. Interchange fees are transaction based fees recognized when the transaction is processed. Gains/losses on sales of other real estate owned financed by the Bank were previously evaluated on the recognition of the buyer’s initial investment. The primary consideration will be evaluated based on various factors including the loan to value, credit quality of the borrower, structure of the loan, and any other factors affecting the collectability of the loan financing the sale. Topic 606 will affect sales of other real estate owned if a significant financing component is present but did not have a material effect on the consolidated financial statements. The adoption of Topic 606 did not have an impact on the revenue recognition of these services.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which revises certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 – Leases. This update clarifies how to apply certain aspects of the new leases standard. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which gives entities another option for transition and to provide lessors with a practical expedient. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, providing narrow-scope improvements for lessors, that provides relief in the accounting for sales, use and similar taxes, the accounting for other costs paid by a lessee that may benefit a lessor, and variable payments when contracts have lease and non-lease components. The amendments became effective for January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Bank has chosen to use the effective date, January 1, 2019, as its date of initial application; therefore, the financial information will not be provided for dates or periods prior to January 1, 2019. The Bank considered all relevant contractual provisions, including renewal and termination options, and determined the remaining lease terms of each respective lease. The Bank considered past practices, market area, and contract terms of all leases and assumed all renewal options will be exercised. The weighted average remaining lease term is 18.33 years. To determine the incremental borrowing rate, the Bank used the rate of interest it would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in similar economic environment, which the Bank determined was 5.50%. The Bank does not have any finance leases or material subleases or leasing arrangements in which it is the lessor of the property or equipment. The adoption of this standard did not materially effect the change in the Bank's recognition of lease expense in future periods. For the three months ended March 31, 2019, the Bank had total lease expense of $155,992, of which $15,420 is for a short term lease. The most significant impact was the recognition of right of use assets and lease liabilities for operating leases of approximately $7.3 million on January 1, 2019.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows. It will be influenced by the quality, composition, and characteristics of our loan and investment portfolios, as well as the expected economic conditions and forecasts at the time of enactment and future reporting periods.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization of Purchased Callable Debt Securities, which shortens the amortization period for the premium to the earliest call date. The amendment became effective for the Company on January 1, 2019 and did not have a material effect on the financial statements.

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

In March 2018, the FASB issued ASU 2018-4, Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 which incorporate into the Accounting Standards Codification (“ASC”) recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

 BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments incorporate into the ASC recent SEC guidance related to the income tax accounting implications of the 2017 Tax Act. The amendments were effective upon issuance. The amendments did not have a material effect on the financial statements.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	March 31, 2019
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	ESTIMATED FAIR VALUE
U.S. Treasury Notes	$32,963,569	$—	$(330,559)	$32,633,010
Government-Sponsored Enterprises	60,642,577	77,053	(651,740)	60,067,890
Municipal Securities	24,789,595	137,368	(226,134)	24,700,829

Total	$118,395,741	$214,421	$(1,208,433)	$117,401,729

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$32,965,693	$—	$(609,059)	$32,356,634
Government-Sponsored Enterprises	60,684,878	—	(1,315,598)	59,369,280
Municipal Securities	28,267,930	112,971	(437,941)	27,942,960

Total	$121,918,501	$112,971	$(2,362,598)	$119,668,874

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2019 and December 31, 2018, by contractual maturity are in the following table.

	March 31, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,806,361	$3,808,067	$4,246,325	$4,249,570
Due in one year to five years	98,775,637	97,936,820	99,753,174	97,915,185
Due in five years to ten years	15,399,508	15,265,041	17,504,456	17,128,425
Due in ten years and over	414,235	391,801	414,546	375,694
Total	$118,395,741	$117,401,729	$121,918,501	$119,668,874

Securities pledged to secure deposits at both March 31, 2019 and December 31, 2018, had a fair value of $37.3 million and $41.5 million, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

Less Than 12 Months				12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
March 31, 2019 Available for sale
U.S. Treasury Notes	—	$—	$—	7	$32,633,010	$(330,559)	7	$32,633,010	$(330,559)
Government-Sponsored Enterprises	—	—	—	11	50,008,405	(651,740)	11	50,008,405	(651,740)
Municipal Securities	—	—	—	29	11,391,677	(226,134)	29	11,391,677	(226,134)
Total	—	$—	$—	47	$94,033,092	$(1,208,433)	47	$94,033,092	$(1,208,433)

December 31, 2018 Available for sale
U.S. Treasury Notes	—	$—	$—	7	$32,356,634	$(609,059)	7	$32,356,634	$(609,059)
Government-Sponsored Enterprises	2	9,967,000	(14,302)	11	49,402,280	(1,301,296)	13	59,369,280	(1,315,598)
Municipal Securities	2	1,362,286	(7,547)	31	11,840,912	(430,394)	33	13,203,198	(437,941)
Total	4	$11,329,286	$(21,849)	49	$93,599,826	$(2,340,749)	53	$104,929,112	$(2,362,598)

We received proceeds from sales of securities available for sale and gross realized gains and losses as follows:

	For the Three Months Ended March 31,
	2019	2018
Gross proceeds	$—	$11,970,377
Gross realized gains	—	79,143
Gross realized losses	—	(74,795)

For the three months ended March 31, 2018, the tax provision related to these gains was $913.

Note 3: Loans and Allowance for Loan Losses

Major classifications of loans (net of deferred loan fees of $163,692 at March 31, 2019 and $156,309 at December 31, 2018) are as follows:

	March 31, 2019	December 31, 2018
Commercial	$51,839,425	$54,829,078
Commercial real estate:
Construction	9,268,042	7,304,300
Other	146,860,487	143,703,401
Consumer:
Real estate	62,069,547	63,787,411
Other	5,060,773	5,040,077
	275,098,274	274,664,267
Allowance for loan losses	(3,989,422)	(4,214,331)
Loans, net	$271,108,852	$270,449,936

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had $98.7 million and $101.9 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at March 31, 2019 and at December 31, 2018, respectively.

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

The following tables illustrate credit quality by class and internally assigned grades at March 31, 2019 and December 31, 2018. “Pass” includes loans internally graded as excellent, good and satisfactory.

March 31, 2019
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$47,384,980	$9,268,042	$139,813,221	$58,219,334	$4,695,662	$259,381,239
Watch	2,556,253	—	5,020,580	2,548,457	345,668	10,470,958
OAEM	172,196	—	665,531	422,004	—	1,259,731
Sub-standard	1,725,996	—	1,361,155	879,752	19,443	3,986,346
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$51,839,425	$9,268,042	$146,860,487	$62,069,547	$5,060,773	$275,098,274

December 31, 2018
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total

Pass	$50,663,356	$7,304,300	$136,804,420	$60,480,317	$4,726,494	$259,978,887
Watch	1,973,675	—	4,938,711	2,077,341	226,117	9,215,844
OAEM	157,300	—	590,294	350,000	—	1,097,594
Sub-standard	2,034,747	—	1,369,976	879,753	87,466	4,371,942
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$54,829,078	$7,304,300	$143,703,401	$63,787,411	$5,040,077	$274,664,267

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables include an aging analysis of the recorded investment in loans segregated by class:

March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$49,220	$347,824	$—	$397,044	$51,442,381	$51,839,425	$—
Commercial Real Estate Construction	—	—	—	—	9,268,042	9,268,042	—
Commercial Real Estate Other	209,880	—	571,292	781,172	146,079,315	146,860,487	—
Consumer Real Estate	3,539	—	—	3,539	62,066,008	62,069,547	—
Consumer Other	26,199	19,112	1,076	46,387	5,014,386	5,060,773	—
Total	$288,838	$366,936	$572,368	$1,228,142	$273,870,132	$275,098,274	$—

December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$266,567	$17,492	$229,395	$513,454	$54,315,624	$54,829,078	$—
Commercial Real Estate Construction	—	—	—	—	7,304,300	7,304,300	—
Commercial Real Estate Other	35,000	215,049	571,292	821,341	142,882,060	143,703,401	—
Consumer Real Estate	—	—	—	—	63,787,411	63,787,411	—
Consumer Other	24,621	—	—	24,621	5,015,456	5,040,077	—
Total	$326,188	$232,541	$800,687	$1,359,416	$273,304,851	$274,664,267	$—

There were no loans as of March 31, 2019 and December 31, 2018 over 90 days past due and still accruing.

The following table summarizes the balances of non-accrual loans:

	Loans Receivable on Non-Accrual
	March 31, 2019	December 31, 2018
Commercial	$16,148	$251,219
Commercial Real Estate Construction	—	—
Commercial Real Estate Other	571,292	571,292
Consumer Real Estate	—	—
Consumer Other	1,076	1,023
Total	$588,516	$823,534

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by loan category for the three months ended March 31, 2019 and March 31, 2018. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

March 31, 2019
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning balance	$1,665,413	$63,876	$1,292,346	$386,585	$806,111	$4,214,331
Charge-offs	(229,395)	—	—	—	(6,334)	(235,729)
Recoveries	500	—	—	—	320	820
Provisions	92,059	17,171	26,572	(8,944)	(116,858)	10,000
Ending balance	$1,528,577	$81,047	$1,318,918	$377,641	$683,239	$3,989,422

March 31, 2018
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning balance	$1,403,588	$23,638	$1,549,755	$796,918	$101,499	$3,875,398
Charge-offs	(31,250)	—	—	—	(71,843)	(103,093)
Recoveries	1,500	—	1,575	—	140	3,215
Provisions	(47,592)	(12,502)	(510,242)	(229,843)	855,179	55,000
Ending balance	$1,326,246	$11,136	$1,041,088	$567,075	$884,975	$3,830,520

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans.

March 31, 2019
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$877,419	$—	$34,249	$—	$9,258	$920,926
Collectively evaluated for impairment	651,158	81,047	1,284,669	377,641	673,981	3,068,496
Total Allowance for Loan Losses	$1,528,577	$81,047	$1,318,918	$377,641	$683,239	$3,989,422
Loans Receivable
Individually evaluated for impairment	$1,725,995	$—	$1,370,606	$879,753	$19,444	$3,995,798
Collectively evaluated for impairment	50,113,430	9,268,042	145,489,881	61,189,794	5,041,329	271,102,476
Total Loans Receivable	$51,839,425	$9,268,042	$146,860,487	$62,069,547	$5,060,773	$275,098,274

December 31, 2018
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$1,132,805	$—	$37,416	$—	$21,324	$1,191,545
Allowance for Loan Losses	532,608	63,876	1,254,930	386,585	784,787	3,022,786
Total Allowance for Loan Losses	$1,665,413	$63,876	$1,292,346	$386,585	$806,111	$4,214,331
Loans Receivable
Individually evaluated for impairment	$1,996,579	$—	$1,280,890	$879,753	$21,324	$4,178,546
Collectively evaluated for impairment	52,832,499	7,304,300	142,422,511	62,907,658	5,018,753	270,485,721
Total Loans Receivable	$54,829,078	$7,304,300	$143,703,401	$63,787,411	$5,040,077	$274,664,267

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 and December 31, 2018, loans individually evaluated and considered impaired are presented in the following table:

Impaired and Restructured Loans As of
	March 31, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$124,115	$124,115	$—	$115,983	$115,983	$—
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	867,530	967,331	—	974,249	974,249	—
Consumer Real Estate	879,753	879,753	—	879,753	879,753	—
Consumer Other	—	—	—	—	—	—
	1,871,398	1,971,199	—	1,969,985	1,969,985	—

With an allowance recorded:
Commercial	1,601,880	1,601,880	877,419	1,880,596	1,880,596	1,132,805
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	503,076	303,474	34,249	406,442	306,641	37,416
Consumer Real Estate	—	—	—	—	—	—
Consumer Other	19,444	19,444	9,258	21,324	21,324	21,324
	2,142,400	1,924,798	920,926	2,308,362	2,208,561	1,191,545

Total
Commercial	1,725,995	1,725,995	877,419	1,996,579	1,996,579	1,132,805
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,370,606	1,270,805	34,249	1,380,691	1,280,890	37,416
Consumer Real Estate	879,753	879,753	—	879,753	879,753	—
Consumer Other	19,444	19,444	9,258	21,324	21,324	21,324
	$3,995,798	$3,895,997	$920,926	$4,278,347	$4,178,546	$1,191,545

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	For the Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$128,965	$2,286	$186,580	$2,411
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	970,774	10,346	1,055,999	7,006
Consumer Real Estate	879,753	14,100	249,754	3,702
Consumer Other	—	—	—	—
	1,979,492	26,732	1,492,333	13,119

With an allowance recorded:
Commercial	1,614,020	26,114	1,570,019	25,663
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	504,566	2,763	529,297	2,995
Consumer Real Estate	—	—	—	—
Consumer Other	19,653	254	31,411	439
	2,138,239	29,131	2,130,727	29,097

Total
Commercial	1,742,985	28,400	1,756,599	28,074
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	1,375,539	13,109	1,585,296	10,001
Consumer Real Estate	879,753	14,100	249,754	3,702
Consumer Other	19,653	254	31,411	439
	$4,017,930	$55,863	$3,623,060	$42,216

In general, the modification or restructuring of a loan is considered a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of March 31, 2019, there was one TDR with a balance of $2,185, compared to no TDRs as of December 31, 2018. This TDR was granted extended payment terms and a lower payment at renewal. No TDRs defaulted during the three months ended March 31, 2019 and 2018, which were modified within the previous twelve months.

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

The following paragraphs are a description of valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

Investment Securities Available for Sale

Investment securities are recorded at fair value on a recurring basis and are based upon quoted prices if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, or by dealers or brokers in active over-the counter markets. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Derivative Instruments

Derivative instruments include interest rate lock commitments and forward sale commitments. These instruments are valued based on the change in the value of the underlying loan between the commitment date and the end of the period. We classify these instruments as Level 3.

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of March 31, 2019 and December 31, 2018.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 are as follows:

Balance at March 31, 2019
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. Treasury Notes	$32,633,010	$—	$—	$32,633,010
Government-Sponsored Enterprises	—	60,067,890	—	60,067,890
Municipal Securities	—	18,962,211	5,738,618	24,700,829
Total	$32,633,010	$79,030,101	$5,738,618	$117,401,729
Balance at December 31, 2018
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. Treasury Notes	$32,356,634	$—	$—	$32,356,634
Government-Sponsored Enterprises	—	59,369,280	—	59,369,280
Municipal Securities	—	21,701,005	6,241,955	27,942,960
Total	$32,356,634	$81,070,285	$6,241,955	$119,668,874

There were no liabilities recorded at fair value on a recurring basis as of March 31, 2019 or December 31, 2018.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018:

	2019	2018
Beginning balance	$6,241,955	$11,458,889
Total gains or (losses) (realized/unrealized)
Included in earnings	—	—
Included in other comprehensive income	56,663	64,807
Purchases, issuances, and settlements net of maturities	(560,000)	(4,040,000)
Transfers in and/or out of level 3	—	—
Ending balance	$5,738,618	$7,483,696

There were no transfers between fair value levels during the three months ended March 31, 2019 or 2018.

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

The following table presents information about certain assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018:

March 31, 2019

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$2,216,110	$2,216,110
Other real estate owned	—	—	—	—
Loans held for sale	—	2,437,420	—	2,437,420
Total	$—	$2,437,420	$2,216,110	$4,653,530

December 31, 2018

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$2,223,028	$2,223,028
Other real estate owned	—	—	—	—
Loans held for sale	—	1,199,438	—	1,199,438
Total	$—	$1,199,438	$2,223,028	$3,422,466

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2019 or December 31, 2018.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2019 and December 31, 2018:

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

a. Cash and due from banks, interest-bearing at the Federal Reserve

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

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated based on the fair value of the underlying collateral. Impaired loans measured using discounted future cash flows are not deemed to be measured at fair value.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of March 31, 2019 and December 31, 2018.

Fair Value Measurements at March 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,022,081	$7,022,081	$7,022,081	$—	$—
Interest-bearing deposits at the Federal Reserve	20,299,857	20,299,857	20,299,857	—	—
Investment securities available for sale	117,401,729	117,401,729	32,633,010	79,030,101	5,738,618
Mortgage loans to be sold	2,437,420	2,437,420	—	2,437,420	—
Loans, net	271,108,852	264,359,979	—	—	264,359,979
Accrued interest receivable	1,498,839	1,498,839	—	1,498,839	—
Financial Liabilities:
Demand deposits	347,799,383	347,799,383	—	347,799,383	—
Time deposits	27,578,799	30,789,351	—	30,789,351	—
Accrued interest payable	62,300	62,300	—	62,300	—

Fair Value Measurements at December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,325,457	$6,325,457	$6,325,457	$—	$—
Interest-bearing deposits at the Federal Reserve	25,506,784	25,506,784	25,506,784	—	—
Investment securities available for sale	119,668,874	119,668,874	32,356,634	81,070,285	6,241,955
Mortgage loans to be sold	1,199,438	1,199,438	—	1,199,438	—
Loans, net	270,449,936	263,780,751	—	—	263,780,751
Accrued interest receivable	1,561,915	1,561,915	—	1,561,915	—
Financial Liabilities:
Demand deposits	347,909,663	347,909,663	—	347,909,663	—
Time deposits	34,468,725	38,747,898	—	38,747,898	—
Accrued interest payable	163,876	163,876	—	163,876	—

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

The following table is a summary of the reconciliation of average shares outstanding for the three months ended March 31:

	2019	2018
Net income	$1,689,264	$1,612,230

Weighted average shares outstanding	5,514,413	5,489,087
Effect of dilutive shares	77,939	94,284
Weighted average shares outstanding - diluted	5,592,352	5,583,371

Earnings per share - basic	$0.31	$0.29
Earnings per share - diluted	$0.30	$0.29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC and the following:

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $431.8 million in assets as of March 31, 2019 and net income of $1.7 million for the three months ended March 31, 2019. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

We derive most of our income from interest on loans and investments (interest-earning assets). The primary source of funding for making these loans and investments is our interest and non-interest bearing deposits. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets and the expense on our interest bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position and operating results as of and for the periods ending March 31, 2019 and December 31, 2018, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

Critical Accounting Policies

Our critical accounting policies which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of March 31, 2019, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents decreased 14.17% or $4.5 million to $27.3 million as of March 31, 2019, from $31.8 million at December 31, 2018. Funds are placed in interest bearing deposits at the Federal Reserve until opportunities arise for investment in higher yielding assets.

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

As of March 31, 2019, our available for sale investment portfolio included U. S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $117.4 million and an amortized cost of $118.4 million for a net unrealized loss of approximately $1.0 million. As of March 31, 2019 and December 31, 2018, our investment securities portfolio represented approximately 27.19% and 27.89% of our total assets, respectively. The average yield on our investment securities was 2.08% at March 31, 2019 and December 31, 2018.

During the first quarter of 2019, five Municipal Securities totaling $3.0 million matured and one Municipal Security in the amount of $0.5 million was called. There were no sales or purchases during the three months ended March 31, 2019.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans are to borrowers located in our market area of Charleston, Dorchester and Berkeley Counties of South Carolina.

Net loans increased $0.7 million, or 0.24%, to $271.1 million as of March 31, 2019 from $270.4 million as of December 31, 2018. The increase in loans is related to increased loan demand due to the growing economy in Charleston.

The following table is a summary of our loan portfolio composition (net of deferred fees of $163,692 at March 31, 2019 and $156,309 at December 31, 2018) and the corresponding percentage of total loans as of the dates indicated.

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial	$51,839,425	18.84%	$54,829,078	19.96%
Commercial Real Estate Construction	9,268,042	3.37%	7,304,300	2.66%
Commercial Real Estate Other	146,860,487	53.39%	143,703,401	52.32%
Consumer Real Estate	62,069,547	22.56%	63,787,411	23.23%
Consumer Other	5,060,773	1.84%	5,040,077	1.83%
Total loans	275,098,274	100.00%	274,664,267	100.00%
Allowance for loan losses	(3,989,422)		(4,214,331)
Total loans, net	$271,108,852		$270,449,936

Nonperforming Assets

Nonperforming Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, loans on nonaccrual status and TDRs. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of March 31, 2019, we had no loans 90 days past due still accruing interest.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges. As of March 31, 2019, there was one TDR with a balance of $2,185, compared to no TDRs as of December 31, 2018. This TDR was granted extended payment terms and a lower payment at renewal.

Nonperforming loans include all loans past due 90 days and over, certain impaired loans (some of which may be contractually current), and TDR loans that have not yet established a satisfactory period of payment performance (some of which may be contractually current). Nonperforming assets include other real estate owned, which remained unchanged compared to December 31, 2018.

The following table is a summary of our nonperforming assets:

	March 31, 2019	December 31, 2018
Commercial	$16,148	$251,219
Commercial Real Estate Other	571,292	571,292
Consumer Other	1,076	1,023
Total nonaccruing loans	588,516	823,534
Other real estate owned	—	—
Total nonperforming assets	$588,516	$823,534

Allowance for Loan Losses

The allowance for loan losses was $4.0 million as of March 31, 2019 and $4.2 million as of December 31, 2018, or 1.45% and 1.53% of outstanding loans for each respective period. At March 31, 2019 and December 31, 2018, the allowance for loan losses represented 677.88% and 511.74% of the total amount of nonperforming loans, respectively. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses at March 31, 2019 is adequate.

At March 31, 2019, impaired loans totaled $4.0 million, for which $2.0 million of these loans had a reserve of approximately $0.9 million allocated in the allowance for loan losses. Comparatively, impaired loans totaled $4.2 million at December 31, 2018, and $2.2 million of these loans had a reserve of approximately $1.2 million allocated in the allowance for loan losses.

During the three months ended March 31, 2019, we recorded $235,729 of charge-offs and $820 of recoveries on loans previously charged-off, for net charge-offs of $234,909. Comparatively, we recorded $103,093 of charge-offs and $3,215 of recoveries on loans previously charged-off, for net charge-offs of $99,878 for the three months ended March 31, 2018.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest bearing deposits provided funding for 60.02% of average earning assets for the three months ended March 31, 2019, and 61.29% for the three months ended March 31, 2018. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Deposits
Non-interest bearing demand	$130,134,823	34.67%	$130,940,138	34.24%
Interest bearing demand	98,760,864	26.31%	94,207,731	24.64%
Money market accounts	83,929,809	22.36%	87,300,433	22.83%
Time deposits over $250,000	8,553,197	2.28%	15,909,991	4.16%
Other time deposits	19,025,602	5.07%	18,558,734	4.85%
Other savings deposits	34,973,887	9.31%	35,461,361	9.28%
Total deposits	$375,378,182	100.00%	$382,378,388	100.00%

Deposits decreased 1.83% or $7.0 million from December 31, 2018 to March 31, 2019 primarily due to the maturity of a $5.0 million time deposit that was not reinvested.

At March 31, 2019 and December 31, 2018, deposits with an aggregate deficit balance of $13,560 and $43,118, respectively, were re-classified as other loans.

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

Net income increased $77,034 or 4.78% to $1.7 million, or basic and diluted earnings per share of $0.31 and $0.30, respectively, for the three months ended March 31, 2019, from $1.6 million, or basic and diluted earnings per share of $0.29 for the three months ended March 31, 2018. Our annualized returns on average assets and average equity for the three months ended March 31, 2019 were 1.59% and 14.73%, respectively, compared with 1.51% and 15.17%, respectively, for the three months ended March 31, 2018.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $238,896 or 5.67% to $4.4 million for the three months ended March 31, 2019 from $4.2 million for the three months ended March 31, 2018. This increase was primarily due to interest and fee income from loans related to increases in market interest rates. Average loans increased $3.2 million or 1.19% to $276.5 million for the three months ended March 31, 2019, compared to $273.3 million for the three months ended March 31, 2018. The yield on average loans (including fees) was 6.03% and 5.28% for the three months ended March 31, 2019 and 2018, respectively. Interest income on loans increased $392,733 for the three months ended March 31, 2019 to $4.0 million from $3.6 million for the three months ended March 31, 2018.

The average balance of interest bearing deposits at the Federal Reserve increased $2.3 million or 14.10% to $18.7 million for the three months ended March 31, 2019, with a yield of 2.51% as compared to $16.4 million for the three months ended March 31, 2018, with a yield of 1.54%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy for loan losses. For the three months ended March 31, 2019, we had a provision of $10,000 compared to a provision of $55,000 for the same period in the prior year. The decrease in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income decreased $39,162 or 8.74% to $408,783 for the three months ended March 31, 2019, from $447,945 for the three months ended March 31, 2018. This decrease was primarily due to a reduction in mortgage banking income, which decreased $16,253 or 11.62% due to fewer originations. For the three months ended March 31, 2018, we had realized gains of $4,348 from the sale of investment securities. There were no sales of investment securities during the three months ended March 31, 2019.

Non-Interest Expense

Non-interest expense increased $17,527 or 0.66% to $2.7 million for the three months ended March 31, 2019 from $2.6 million for the three months ended March 31, 2018. The increase was primarily due to an increase in salaries and employee benefits of $83,804 or 5.33% from $1.6 million for the three months ended March 31, 2018 to $1.7 million for the three months ended March 31, 2019. This increase was offset by a decrease in other operating expenses of $70,077 or 10.22% from $685,782 for the three months ended March 31, 2018 to $615,705 for the three months ended March 31, 2019.

Income Tax Expense

We incurred income tax expense of $499,233 for the three months ended March 31, 2019 as compared to $349,060 during the same period in 2018. Our effective tax rate was 22.81% and 17.80% for the three months ended March 31, 2019 and 2018, respectively. The increase in the effective tax rate during the 2019 period is a result of the expiration of historic tax credits during 2018.

Off Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $100.1 million and $96.1 million at March 31, 2019 and December 31, 2018, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2019 and December 31, 2018 was $1.1 million and $1.2 million, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $2.4 million at March 31, 2019, to sell loans held for sale of $2.4 million, compared to forward sales commitments of $1.2 million at December 31, 2018, to sell loans held for sale of $1.2 million. The fair value of these commitments was not significant at March 31, 2019 or December 31, 2018. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $11.0 million at March 31, 2019 and $14.9 million at December 31, 2018. For the three months ended March 31, 2019 and March 31, 2018, there were no loans repurchased.

Liquidity

Historically, we have maintained our liquidity at levels believed to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, interest-bearing deposits in other banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 34.08% and 35.58% of total assets at March 31, 2019 and December 31, 2018, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At March 31, 2019, we had unused short-term lines of credit totaling approximately $23 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and sale of mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At March 31, 2019, we could borrow up to $76.8 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At March 31, 2019 and December 31, 2018, our liquidity ratio was 34.98% and 34.27%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase stock. Total shareholders’ equity as of March 31, 2019 was $47.3 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Full compliance with all of the final rule requirements will be phased in over a multi-year schedule. The Bank’s total risk-based capital ratio at March 31, 2019 and December 31, 2018 was 16.58% and 16.69%, respectively.

At March 31, 2019, the Company and the Bank were categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10%, 8.0%, 6.5% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8%, 6%, 4.5%, and 4.0%, respectively.

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

We intend to open a branch in North Charleston in the fourth quarter of 2019. The Bank of South Carolina will be the anchor tenant of a two-story building at the corner of Highway 78 and Ingleside Drive, occupying the entire first floor. At this time, we estimate the capital expenditures associated with building the branch to be approximately $2.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of March 31, 2019 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2019, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. Based on this assessment, management believes that as of March 31, 2019, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.
			Page

	(1)	Consolidated Balance Sheets	3
	(2)	Consolidated Statements of Income	4
	(3)	Consolidated Statements of Comprehensive Income	5
	(4)	Consolidated Statements of Shareholders’ Equity	6
	(5)	Consolidated Statements of Cash Flows	7
	(6)	Notes to Consolidated Financial Statements	8-26

Exhibits
2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)
4.0	2019 Proxy Statement (Filed with 2018 10-K)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with March 31, 2013 10-Q)
10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
Employee Stock Ownership Plan, Restated (Filed with 2016 10-K)
10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)
10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)

10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.12	Extension to Lease Agreement for 256 Meeting Street (Filed with September 30, 2017 10-Q)
10.13	North Charleston Lease Agreement (Filed with June 30, 2017 10-Q)
10.14	Sublease Amendment for Parking Facilities at 256 Meeting Street (Filed with September 30, 2017 10-Q)
14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of South Carolina Corporation

May 6, 2019
	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President

