Form 10-Q
period 2019-06-30
BANK OF SOUTH CAROLINA CORP
filed 2019-08-05
CIK 1007273

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock	BKSC	NASDAQ

As of July 15, 2019, there were 5,525,278 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2019	(Audited) December 31, 2018
ASSETS
Cash and due from banks	$9,843,665	$6,325,457
Interest-bearing deposits at the Federal Reserve	35,252,826	25,506,784
Investment securities available for sale	101,430,963	119,668,874
Mortgage loans to be sold	2,874,982	1,199,438
Loans	283,847,630	274,664,267
Less: Allowance for loan losses	(4,130,548)	(4,214,331)
Net loans	279,717,082	270,449,936
Premises, equipment and leasehold improvements, net	2,689,314	2,335,207
Right of use asset	7,218,644	—
Accrued interest receivable	1,565,145	1,561,915
Other assets	1,781,824	2,087,587

Total assets	$442,374,445	$429,135,198

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$138,577,128	$130,940,138
Interest bearing demand	102,905,495	94,207,731
Money market accounts	85,539,479	87,300,433
Time deposits over $250,000	8,176,688	15,909,991
Other time deposits	17,841,257	18,558,734
Other savings deposits	30,769,858	35,461,361
Total deposits	383,809,905	382,378,388

Accrued interest payable and other liabilities	1,951,281	1,294,249
Lease liability	7,218,644	—
Total liabilities	392,979,830	383,672,637

Shareholders' equity
Common stock - no par 12,000,000 shares authorized; Issued 5,794,313 shares at June 30, 2019 and 5,777,474 shares at December 31, 2018. Shares outstanding 5,525,278 and 5,510,917 at June 30, 2019 and December 31, 2018, respectively.	—	—
Additional paid in capital	47,041,739	46,857,734
Retained earnings	4,413,687	2,650,296
Treasury stock 269,035 shares at June 30, 2019 and 266,557 shares at December 31, 2018	(2,314,107)	(2,268,264)
Accumulated other comprehensive income (loss), net of income taxes	253,296	(1,777,205)
Total shareholders' equity	49,394,615	45,462,561

Total liabilities and shareholders' equity	$442,374,445	$429,135,198

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,
	2019	2018
Interest and fee income
Loans, including fees	$4,090,423	$3,704,752
Taxable securities	423,211	470,411
Tax-exempt securities	137,115	175,674
Other	162,596	73,030
Total interest and fee income	4,813,345	4,423,867

Interest expense
Deposits	245,226	139,697
Total interest expense	245,226	139,697

Net interest income	4,568,119	4,284,170
Provision for loan losses	135,000	75,000
Net interest income after provision for loan losses	4,433,119	4,209,170

Other income
Service charges and fees	300,553	296,372
Mortgage banking income	256,379	250,554
Gain on sales of securities	28,900	387
Other non-interest income	6,907	7,783
Total other income	592,739	555,096

Other expense
Salaries and employee benefits	1,664,436	1,576,452
Net occupancy expense	427,247	422,059
Other operating expenses	543,099	628,867
Net other real estate owned expenses	—	24,137
Total other expense	2,634,782	2,651,515

Income before income tax expense	2,391,076	2,112,751
Income tax expense	550,229	386,394

Net income	$1,840,847	$1,726,357

Weighted average shares outstanding
Basic	5,517,236	5,492,896
Diluted	5,587,985	5,586,585

Basic income per common share	$0.33	$0.31
Diluted income per common share	$0.33	$0.31

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Interest and fee income
Loans, including fees	$8,042,142	$7,263,738
Taxable securities	886,665	940,914
Tax-exempt securities	298,836	403,741
Other	278,535	135,483
Total interest and fee income	9,506,178	8,743,876

Interest expense
Deposits	488,984	249,527
Total interest expense	488,984	249,527

Net interest income	9,017,194	8,494,349
Provision for loan losses	145,000	130,000
Net interest income after provision for loan losses	8,872,194	8,364,349

Other income
Service charges and fees	580,486	591,663
Mortgage banking income	380,041	390,469
Gain on sales of securities	28,900	4,735
Other non-interest income	12,095	16,174
Total other income	1,001,522	1,003,041

Other expense
Salaries and employee benefits	3,320,960	3,149,172
Net occupancy expense	814,379	805,391
Other operating expenses	1,158,804	1,314,649
Net other real estate owned expenses	—	24,137
Total other expense	5,294,143	5,293,349

Income before income tax expense	4,579,573	4,074,041
Income tax expense	1,049,462	735,454

Net income	$3,530,111	$3,338,587

Weighted average shares outstanding
Basic	5,515,832	5,339,187
Diluted	5,586,813	5,433,360

Basic income per common share	$0.64	$0.63
Diluted income per common share	$0.63	$0.61

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2019	2018
Net income	$1,840,847	$1,726,357
Other comprehensive income
Unrealized gain (loss) on securities arising during the period	1,343,539	(477,253)
Reclassification adjustment for securities gains realized in net income	(28,900)	(387)
Other comprehensive income (loss) before tax	1,314,639	(477,640)
Income tax effect related to items of other comprehensive income before tax	(276,074)	88,186
Other comprehensive income (loss) after tax	1,038,565	(389,454)
Total comprehensive income	$2,879,412	$1,336,903

	Six Months Ended
	June 30,
	2019	2018
Net income	$3,530,111	$3,338,587
Other comprehensive income
Unrealized gain (loss) on securities arising during the period	2,599,154	(1,814,824)
Reclassification adjustment for securities gains realized in net income	(28,900)	(4,735)
Other comprehensive income (loss) before tax	2,570,254	(1,819,559)
Income tax effect related to items of other comprehensive income before tax	(539,753)	382,107
Other comprehensive income (loss) after tax	2,030,501	(1,437,452)
Total comprehensive income	$5,560,612	$1,901,135

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2018	5,510,917	$46,857,734	$2,650,296	$(2,268,264)	$(1,777,205)	$45,462,561
Net income	—	—	1,689,264	—	—	1,689,264
Other comprehensive income	—	—	—	—	991,936	991,936
Exercise of stock options	5,808	51,265	—	—	—	51,265
Stock-based compensation expense	—	18,881	—	—	—	18,881
Cash dividends ($0.16 per common share)	—	—	(882,676)	—	—	(882,676)
March 31, 2019	5,516,725	$46,927,880	$3,456,884	$(2,268,264)	$(785,269)	$47,331,231

Net income	—	—	1,840,847	—	—	1,840,847
Other comprehensive income	—	—	—	—	1,038,565	1,038,565
Exercise of stock options	8,553	94,977	—	(45,843)	—	49,134
Stock-based compensation expense	—	18,882		—	—	18,882
Cash dividends ($0.16 per common share)	—	—	(884,044)	—	—	(884,044)
June 30, 2019	5,525,278	$47,041,739	$4,413,687	$(2,314,107)	$253,296	$49,394,615

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2017	4,989,279	$37,236,566	$8,847,164	$(2,247,415)	$(1,071,680)	$42,764,635
Net income	—	—	1,612,230	—	—	1,612,230
Other comprehensive loss	—	—	—	—	(1,047,998)	(1,047,998)
Exercise of stock options	1,600	18,768	—	—	—	18,768
Stock-based compensation expense	—	18,882	—	—	—	18,882
Cash dividends ($0.14 per common share)	—	—	(749,668)	—	—	(749,668)
Common stock dividend, 10%	499,088	9,334,342	(9,334,342)	—	—	—
March 31, 2018	5,489,967	$46,608,558	$375,384	$(2,247,415)	$(2,119,678)	$42,616,849

Net income	—	—	1,726,357	—	—	1,726,357
Other comprehensive loss	—	—	—	—	(389,454)	(389,454)
Exercise of stock options	10,649	104,528	—	(20,849)	—	83,679
Stock-based compensation expense	—	18,881	—	—	—	18,881
Cash dividends ($0.15 per common share)	—	—	(831,578)	—	—	(831,578)
June 30, 2018	5,500,616	$46,731,967	$1,270,163	$(2,268,264)	$(2,509,132)	$43,224,734

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$3,530,111	$3,338,587
Adjustments to reconcile net income net cash provided by operating activities:
Depreciation expense	109,132	94,347
Gain on sale of investment securities	(28,900)	(4,735)
Valuation and other adjustments to other real estate owned	—	23,637
Provision for loan losses	145,000	130,000
Stock-based compensation expense	37,763	37,763
Deferred income taxes	(21,966)	(289,099)
Net amortization of unearned discounts on investment securities available for sale	140,730	152,517
Origination of mortgage loans held for sale	(27,140,026)	(29,065,349)
Proceeds from sale of mortgage loans held for sale	25,464,482	27,507,922
(Increase) decrease in accrued interest receivable and other assets	(215,254)	152,106
Increase in accrued interest payable and other liabilities	599,626	208,777
Net cash provided by operating activities	2,620,698	2,286,473

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	5,743,835	5,995,000
Proceeds from sale of investment securities available for sale	14,952,500	21,434,634
Purchase of investment securities available for sale	—	(9,978,050)
Net increase in loans	(9,412,146)	(7,921,831)
Purchase of premises, equipment, and leasehold improvements, net	(463,239)	(128,838)
Net cash provided by investing activities	10,820,950	9,400,915

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	1,431,517	(20,548,691)
Dividends paid	(1,709,314)	(1,497,024)
Stock options exercised	100,399	102,447
Net cash used in financing activities	(177,398)	(21,943,268)
Net increase (decrease) in cash and cash equivalents	13,264,250	(10,255,880)
Cash and cash equivalents at the beginning of the period	31,832,241	32,520,219
Cash and cash equivalents at the end of the period	$45,096,491	$22,264,339

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$589,058	$210,971
Income taxes	$627,642	$636,760

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$(2,030,501)	$1,437,452
Change in dividends payable	$57,406	$84,222
Right of use assets obtained in exchange for lease obligations	$7,334,079	$—
Change in right of use assets and lease liabilities	$(115,435)	$—

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which revises certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 – Leases. This update clarifies how to apply certain aspects of the new leases standard. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which gives entities another option for transition and to provide lessors with a practical expedient. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, providing narrow-scope improvements for lessors, that provides relief in the accounting for sales, use and similar taxes, the accounting for other costs paid by a lessee that may benefit a lessor, and variable payments when contracts have lease and non-lease components. The amendments became effective for January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Bank has chosen to use the effective date, January 1, 2019, as its date of initial application; therefore, the financial information will not be provided for dates or periods prior to January 1, 2019. The Bank considered all relevant contractual provisions, including renewal and termination options, and determined the remaining lease terms of each respective lease. The Bank considered past practices, market area, and contract terms of all leases and assumed all renewal options will be exercised. The weighted average remaining lease term is 18.10 years. To determine the incremental borrowing rate, the Bank used the rate of interest it would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, which the Bank determined was 5.50% at the time of implementation. The Bank does not have any finance leases or material subleases or leasing arrangements in which it is the lessor of the property or equipment. The adoption of this standard did not materially affect the change in the Bank's recognition of lease expense in future periods. For the six months ended June 30, 2019, the Bank had total lease expense of $317,859, of which $30,840 is for a short-term lease. The most significant impact was the recognition of right of use assets and lease liabilities for operating leases of approximately $7.3 million on January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018. In May 2019, the FASB issued guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows. It will be influenced by the quality, composition, and characteristics of our loan and investment portfolios, as well as the expected economic conditions and forecasts at the time of enactment and future reporting periods.

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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The amendments will be effective for the Company for fiscal years beginning after December 15, 2018. The amendment did not have a material effect on the financial statements.

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

In April 2019, the FASB issued guidance that clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. The amendments related to credit losses will be effective for the Company for the reporting period beginning after December 15, 2019. The amendments related to hedging became effective January 1, 2019. The amendments related to recognition and measurement of financial instruments will be effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

Note 2: Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$28,054,029	$101,804	$(9,430)	$28,146,403
Government-Sponsored Enterprises	50,582,908	248,635	(114,198)	50,717,345
Municipal Securities	22,473,399	166,156	(72,340)	22,567,215

Total	$101,110,336	$516,595	$(195,968)	$101,430,963

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$32,965,693	$—	$(609,059)	$32,356,634
Government-Sponsored Enterprises	60,684,878	—	(1,315,598)	59,369,280
Municipal Securities	28,267,930	112,971	(437,941)	27,942,960

Total	$121,918,501	$112,971	$(2,362,598)	$119,668,874

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2019 and December 31, 2018, by contractual maturity are in the following table.

	June 30, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,314,449	$3,318,732	$4,246,325	$4,249,570
Due in one year to five years	82,244,256	82,503,885	99,753,174	97,915,185
Due in five years to ten years	15,551,630	15,608,346	17,504,456	17,128,425
Due in ten years and over	—	—	414,546	375,694
Total	$101,110,335	$101,430,963	$121,918,501	$119,668,874

Securities pledged to secure deposits at both June 30, 2019 and December 31, 2018, had a fair value of $37.7 million and $41.5 million, respectively.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	Less Than 12 Months			12 Months or Longer			Total
June 30, 2019 Available for sale	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	1	$5,048,240	$(702)	2	$8,025,118	$(8,728)	3	$13,073,358	$(9,430)
Government-Sponsored Enterprises	—	—	—	3	10,397,565	(114,198)	3	10,397,565	(114,198)
Municipal Securities	—	—	—	25	9,267,063	(72,340)	25	9,267,063	(72,340)
Total	1	$5,048,240	$(702)	30	$27,689,746	$(195,266)	31	$32,737,986	$(195,968)

	Less Than 12 Months			12 Months or Longer			Total
December 31, 2018 Available for sale	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	—	$—	$—	7	$32,356,634	$(609,059)	7	$32,356,634	$(609,059)
Government-Sponsored Enterprises	2	9,967,000	(14,302)	11	49,402,280	(1,301,296)	13	59,369,280	(1,315,598)
Municipal Securities	2	1,362,286	(7,547)	31	11,840,912	(430,394)	33	13,203,198	(437,941)
Total	4	$11,329,286	$(21,849)	49	$93,599,826	$(2,340,749)	53	$104,929,112	$(2,362,598)

The tables below show the proceeds from sales of securities available for sale and gross realized gains and losses.

	Three Months Ended
	June 30,
	2019	2018

Gross proceeds	$14,952,500	$11,970,378
Gross realized gains	59,512	25,490
Gross realized losses	$(30,612)	$(25,103)

	Six Months Ended
	June 30,
	2019	2018

Gross proceeds	$14,952,500	$21,434,634
Gross realized gains	59,512	104,634
Gross realized losses	$(30,612)	$(99,899)

For the three months ended June 30, 2019 and 2018, the tax provision related to these gains was $6,069 and $81, respectively. For the six months ended June 30, 2019 and 2018, the tax provision related to these gains was $6,069 and $994, respectively.

Note 3: Loans and Allowance for Loan Losses

Major classifications of loans (net of deferred loan fees of $165,854 at June 30, 2019 and $156,309 at December 31, 2018) are as follows:

	June 30, 2019	December 31, 2018
Commercial	$56,270,330	$54,829,078
Commercial real estate:
Construction	11,204,997	7,304,300
Other	148,569,431	143,703,401
Consumer:
Real estate	62,167,172	63,787,411
Other	5,635,700	5,040,077
	283,847,630	274,664,267
Allowance for loan losses	(4,130,548)	(4,214,331)
Loans, net	$279,717,082	$270,449,936

We had $94.0 million and $101.9 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at June 30, 2019 and at December 31, 2018, respectively.

Our portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Our internal credit risk grading system is based on experience with similarly graded loans, industry best practices, and regulatory guidance. Our portfolio is graded in its entirety.

Our internally assigned grades pursuant to the Board-approved lending policy are as follows:

●	Excellent (1) The borrowing entity has more than adequate cash flow, unquestionable strength, strong earnings and capital and, where applicable, no overdrafts.

●	Good (2) The borrowing entity has dependable cash flow, better than average financial condition, good capital and usually no overdrafts.

●	Satisfactory (3) The borrowing entity has adequate cash flow, satisfactory financial condition, and explainable overdrafts (if any).

●	Watch (4) The borrowing entity has generally adequate, yet inconsistent cash flow, cyclical earnings, weak capital, loan to/from stockholders, and infrequent overdrafts. The borrower has consistent yet sometimes unpredictable sales and growth.

●	OAEM (5) The borrowing entity has marginal cash flow, occasional past dues, and frequent and unexpected working capital needs.

●	Substandard (6) The borrowing entity has a cash flow barely sufficient to service debt, deteriorated financial condition, and bankruptcy is possible. The borrowing entity has declining sales, rising costs, and may need to look for secondary source of repayment.

●	Doubtful (7) The borrowing entity has negative cash flow. Survival of the business is at risk, full repayment is unlikely, and there are frequent and unexplained overdrafts. The borrowing entity shows declining trends and no operating profits.

●	Loss (8) The borrowing entity has negative cash flow with no alternatives. Survival of the business is unlikely.

The following tables illustrate credit quality by class and internally assigned grades at June 30, 2019 and December 31, 2018. “Pass” includes loans internally graded as excellent, good and satisfactory.

	June 30, 2019
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Pass	$51,732,759	$11,204,997	$141,999,065	$58,154,814	$5,147,378	$268,239,013
Watch	2,533,865	—	4,557,264	2,615,352	394,714	10,101,195
OAEM	322,858	—	660,784	517,254	77,780	1,578,676
Sub-standard	1,680,848	—	1,352,318	879,752	15,828	3,928,746
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$56,270,330	$11,204,997	$148,569,431	$62,167,172	$5,635,700	$283,847,630

	December 31, 2018
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Pass	$50,663,356	$7,304,300	$136,804,420	$60,480,317	$4,726,494	$259,978,887
Watch	1,973,675	—	4,938,711	2,077,341	226,117	9,215,844
OAEM	157,300	—	590,294	350,000	—	1,097,594
Sub-standard	2,034,747	—	1,369,976	879,753	87,466	4,371,942
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$54,829,078	$7,304,300	$143,703,401	$63,787,411	$5,040,077	$274,664,267

The following tables include an aging analysis of the recorded investment in loans segregated by class.

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$49,948	$194,058	$—	$244,006	$56,026,324	$56,270,330	$—
Commercial Real Estate - Construction	—	—	—	—	11,204,997	11,204,997	—
Commercial Real Estate - Other	409,860	273,190	571,292	1,254,342	147,315,089	148,569,431	—
Consumer Real Estate	271,691	—	—	271,691	61,895,481	62,167,172	—
Consumer Other	25,603	—	678	26,281	5,609,419	5,635,700	—
Total	$757,102	$467,248	$571,970	$1,796,320	$282,051,310	$283,847,630	$—

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$266,567	$17,492	$229,395	$513,454	$54,315,624	$54,829,078	$—
Commercial Real Estate - Construction	—	—	—	—	7,304,300	7,304,300	—
Commercial Real Estate - Other	35,000	215,049	571,292	821,341	142,882,060	143,703,401	—
Consumer Real Estate	—	—	—	—	63,787,411	63,787,411	—
Consumer Other	24,621	—	—	24,621	5,015,456	5,040,077	—
Total	$326,188	$232,541	$800,687	$1,359,416	$273,304,851	$274,664,267	$—

There were no loans as of June 30, 2019 and December 31, 2018 over 90 days past due and still accruing.

The following table summarizes the balances of non-accrual loans:

	Loans Receivable on Non-Accrual
	June 30, 2019	December 31, 2018
Commercial	$13,210	$251,219
Commercial Real Estate - Construction	—	—
Commercial Real Estate - Other	571,292	571,292
Consumer Real Estate	—	—
Consumer Other	678	1,023
Total	$585,180	$823,534

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by loan category for the three and six months ended June 30, 2019 and 2018. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

	Three Months Ended June 30, 2019
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$1,528,577	$81,047	$1,318,918	$377,641	$683,239	$3,989,422
Charge-offs	—	—	—	—	(2,009)	(2,009)
Recoveries	5,500	—	—	—	2,635	8,135
Provisions	5,575	16,940	13,885	150,888	(52,288)	135,000
Ending Balance	$1,539,652	$97,987	$1,332,803	$528,529	$631,577	$4,130,548

	Six Months Ended June 30, 2019
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$1,665,413	$63,876	$1,292,346	$386,585	$806,111	$4,214,331
Charge-offs	(229,395)	—	—	—	(8,342)	(237,737)
Recoveries	6,000	—	—	—	2,954	8,954
Provisions	97,634	34,111	40,457	141,944	(169,146)	145,000
Ending Balance	$1,539,652	$97,987	$1,332,803	$528,529	$631,577	$4,130,548

	Three Months Ended June 30, 2018
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$1,326,246	$11,136	$1,041,088	$567,075	$884,975	$3,830,520
Charge-offs	—	—	—	—	—	—
Recoveries	1,000	—	55,252	45,412	280	101,944
Provisions	16,514	17,955	(124,302)	(23,436)	188,269	75,000
Ending Balance	$1,343,760	$29,091	$972,038	$589,051	$1,073,524	$4,007,464

	Six Months Ended June 30, 2018
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$1,403,588	$23,638	$1,549,755	$796,918	$101,499	$3,875,398
Charge-offs	(31,250)	—	—	—	(71,843)	(103,093)
Recoveries	2,500	—	56,827	45,412	420	105,159
Provisions	(31,078)	5,453	(634,544)	(253,279)	1,043,448	130,000
Ending Balance	$1,343,760	$29,091	$972,038	$589,051	$1,073,524	$4,007,464

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans, for the periods indicated.

	June 30, 2019
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$870,073	$—	$31,082	$—	$7,510	$908,665
Collectively evaluated for impairment	669,579	97,987	1,301,721	528,529	624,067	3,221,883
Total Allowance for Loan Losses	$1,539,652	$97,987	$1,332,803	$528,529	$631,577	$4,130,548
Loans Receivable
Individually evaluated for impairment	$1,680,847	$—	$1,360,884	$879,753	$15,828	$3,937,312
Collectively evaluated for impairment	54,589,483	11,204,997	147,208,547	61,287,419	5,619,872	279,910,318
Total Loans Receivable	$56,270,330	$11,204,997	$148,569,431	$62,167,172	$5,635,700	$283,847,630

	December 31, 2018
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$1,132,805	$—	$37,416	$—	$21,324	$1,191,545
Collectively evaluated for impairment	532,608	63,876	1,254,930	386,585	784,787	3,022,786
Total Allowance for Loan Losses	$1,665,413	$63,876	$1,292,346	$386,585	$806,111	$4,214,331
Loans Receivable
Individually evaluated for impairment	$1,996,579	$—	$1,280,890	$879,753	$21,324	$4,178,546
Collectively evaluated for impairment	52,832,499	7,304,300	142,422,511	62,907,658	5,018,753	270,485,721
Total Loans Receivable	$54,829,078	$7,304,300	$143,703,401	$63,787,411	$5,040,077	$274,664,267

As of June 30, 2019 and December 31, 2018, loans individually evaluated and considered impaired are presented in the following table.

	Impaired Loans As of
	June 30, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$111,591	$111,591	$—	$115,983	$115,983	$—
Commercial Real Estate - Construction	—	—	—	—	—	—
Commercial Real Estate - Other	860,975	860,975	—	974,249	974,249	—
Consumer Real Estate	879,753	879,753	—	879,753	879,753	—
Consumer Other	—	—	—	—	—	—
Total	1,852,319	1,852,319	—	1,969,985	1,969,985	—

With an allowance recorded:
Commercial	1,569,256	1,569,256	870,073	1,880,596	1,880,596	1,132,805
Commercial Real Estate - Construction	—	—	—	—	—	—
Commercial Real Estate - Other	499,909	400,108	31,082	406,442	306,641	37,416
Consumer Real Estate	—	—	—	—	—	—
Consumer Other	15,828	15,828	7,510	21,324	21,324	21,324
Total	2,084,993	1,985,192	908,665	2,308,362	2,208,561	1,191,545

Commercial	1,680,847	1,680,847	870,073	1,996,579	1,996,579	1,132,805
Commercial Real Estate - Construction	—	—	—	—	—	—
Commercial Real Estate - Other	1,360,884	1,261,083	31,082	1,380,691	1,280,890	37,416
Consumer Real Estate	879,753	879,753	—	879,753	879,753	—
Consumer Other	15,828	15,828	7,510	21,324	21,324	21,324
Total	$3,937,312	$3,837,511	$908,665	$4,278,347	$4,178,546	$1,191,545

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	Three Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$117,741	$2,071	$137,684	$2,227
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	863,351	10,354	916,094	10,518
Consumer Real Estate	879,753	14,257	249,754	3,548
Consumer Other	—	—	—	—
	1,960,646	26,682	1,303,532	16,293

With an allowance recorded:
Commercial	1,582,324	25,869	1,563,849	19,438
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	501,279	2,735	517,936	1,840
Consumer Real Estate	—	—	—	—
Consumer Other	17,108	224	39,396	483
	2,100,711	28,828	2,121,181	21,761
Total
Commercial	1,700,065	27,940	1,701,533	21,665
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	1,364,630	13,089	1,434,030	12,358
Consumer Real Estate	879,753	14,257	249,754	3,548
Consumer Other	17,108	224	39,396	483
	$4,061,357	$55,510	$3,424,713	$38,054

	Six Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$123,509	$4,334	$141,909	$4,430
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	967,076	20,700	917,140	14,233
Consumer Real Estate	879,753	28,357	249,754	7,007
Consumer Other	—	—	—	—
	1,970,338	53,391	1,308,803	25,670

With an allowance recorded:
Commercial	1,597,013	51,983	1,584,430	48,660
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	403,001	5,498	523,141	5,507
Consumer Real Estate	—	—	—	—
Consumer Other	18,279	478	41,823	1,131
	2,018,293	57,959	2,149,394	55,298
Total
Commercial	1,720,522	56,317	1,726,339	53,090
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	1,370,077	26,198	1,440,281	19,740
Consumer Real Estate	879,753	28,357	249,754	7,007
Consumer Other	18,279	478	41,823	1,131
	$3,988,631	$111,350	$3,458,197	$80,968

In general, the modification or restructuring of a loan is considered a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. There were no TDRs as of June 30, 2019 and December 31, 2018. As of March 31, 2019, there was one TDR with a balance of $2,185. During the quarter ended June 30, 2019, the loan in the amount of $2,008 was charged-off and the Bank received a recovery of $439. Not other TDRs defaulted during the six months ended June 30, 2019 and 2018, which were modified within the previous twelve months.

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

The following paragraphs describe the valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis.

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

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of June 30, 2019 and December 31, 2018.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 are as follows:

	Balance as of June 30, 2019
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. Treasury Notes	$28,146,403	$—	$—	$28,146,403
Government-Sponsored Enterprises	—	50,717,345	—	50,717,345
Municipal Securities	—	18,032,698	4,534,517	22,567,215
Total	$28,146,403	$68,750,043	$4,534,517	$101,430,963

	Balance as of December 31, 2018
	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. Treasury Notes	$32,356,634	$—	$—	$32,356,634
Government-Sponsored Enterprises	—	59,369,280	—	59,369,280
Municipal Securities	—	21,701,005	6,241,955	27,942,960
Total	$32,356,634	$81,070,285	$6,241,955	$119,668,874

There were no liabilities recorded at fair value on a recurring basis as of June 30, 2019 or December 31, 2018.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$5,738,618	$7,483,696	$6,241,955	$11,458,889
Total gains or (losses) (realized/unrealized)
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	44,734	2,660	101,397	67,467
Purchases, issuances, and settlements net of maturities	(1,248,835)	(390,000)	(1,808,835)	(4,430,000)
Transfers in and/or out of level 3	—	—	—	—
Ending balance	$4,534,517	$7,096,356	$4,534,517	$7,096,356

There were no transfers between fair value levels during the six months ended June 30, 2019 or 2018.

The following paragraphs describe the valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis.

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

The following table presents information about certain assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018:

June 30, 2019

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$2,209,555	$2,209,555
Other real estate owned	—	—	—	—
Loans held for sale	—	2,874,982	—	2,874,982
Total	$—	$2,874,982	$2,209,555	$5,084,537

December 31, 2018

	Quoted Market Price in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans	$—	$—	$2,223,028	$2,223,028
Other real estate owned	—	—	—	—
Loans held for sale	—	1,199,438	—	1,199,438
Total	$—	$1,199,438	$2,223,028	$3,422,466

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2019 or December 31, 2018.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2019 and December 31, 2018:

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

c. Loans, net

The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. Additionally, in accordance with ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, this consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.

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

e. Accrued interest receivable and payable

Since these financial instruments will typically be received or paid within six months, the carrying amounts of such instruments are deemed to be a reasonable estimate of fair value.

f.  Loan commitments

Estimates of the fair value of these off-balance sheet items are not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of June 30, 2019 and December 31, 2018.

Fair Value Measurements at June 30, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$9,843,665	$9,843,665	$9,843,665	$—	$—
Interest-bearing deposits at the Federal Reserve	35,252,826	35,252,826	35,252,826	—	—
Investment securities available for sale	101,430,963	101,430,963	28,146,403	68,750,043	4,534,517
Mortgage loans to be sold	2,874,982	2,874,982	—	2,874,982	—
Loans, net	279,717,082	275,600,697	—	—	275,600,697
Accrued interest receivable	1,565,145	1,565,145	—	1,565,145	—
Financial Liabilities:
Demand deposits	357,791,960	357,791,960	—	357,791,960	—
Time deposits	26,017,945	29,473,494	—	29,473,494	—
Accrued interest payable	63,802	63,802	—	63,802	—

Fair Value Measurements at December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,325,457	$6,325,457	$6,325,457	$—	$—
Interest-bearing deposits at the Federal Reserve	25,506,784	25,506,784	25,506,784	—	—
Investment securities available for sale	119,668,874	119,668,874	32,356,634	81,070,285	6,241,955
Mortgage loans to be sold	1,199,438	1,199,438	—	1,199,438	—
Loans, net	270,449,936	263,780,751	—	—	263,780,751
Accrued interest receivable	1,561,915	1,561,915	—	1,561,915	—
Financial Liabilities:
Demand deposits	347,909,663	347,909,663	—	347,909,663	—
Time deposits	34,468,725	38,747,898	—	38,747,898	—
Accrued interest payable	163,876	163,876	—	163,876	—

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

The following table is a summary of the reconciliation of average shares outstanding for the three months ended June 30:

	2019	2018
Net income	$1,840,847	$1,726,357

Weighted average shares outstanding	5,517,236	5,492,896
Effect of dilutive shares	70,749	93,689
Weighted average shares outstanding - diluted	5,587,985	5,586,585

Earnings per share - basic	$0.33	$0.31
Earnings per share - diluted	$0.33	$0.31

 The following table is a summary of the reconciliation of average shares outstanding for the six months ended June 30:

	2019	2018
Net income	$3,530,111	$3,338,587

Weighted average shares outstanding	5,515,832	5,339,187
Effect of dilutive shares	70,981	94,173
Weighted average shares outstanding - diluted	5,586,813	5,433,360

Earnings per share - basic	$0.64	$0.63
Earnings per share - diluted	$0.63	$0.61

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $442.4 million in assets as of June 30, 2019 and net income of $3.5 million for the six months ended June 30, 2019. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position and operating results as of and for the periods ending June 30, 2019 and December 31, 2018, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

Critical Accounting Policies

Our critical accounting policies which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of June 30, 2019, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents increased 41.67% or $13.3 million to $45.1 million as of June 30, 2019, from $31.8 million at December 31, 2018. Funds are placed in interest bearing deposits at the Federal Reserve until opportunities arise for investment in higher yielding assets.

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

As of June 30, 2019, our available for sale investment portfolio included U. S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $101.4 million and an amortized cost of $101.1 million for a net unrealized loss of approximately $0.3 million. As of June 30, 2019 and December 31, 2018, our investment securities portfolio represented approximately 22.93% and 27.89% of our total assets, respectively. The average yield on our investment securities was 2.04% and 2.08% at June 30, 2019 and December 31, 2018, respectively.

During the first quarter of 2019, five Municipal Securities totaling $3.0 million matured and one Municipal Security in the amount of $0.5 million was called. During the second quarter of 2019, six Municipal Securities totaling $1.4 million were called, two Municipal Securities totaling $0.9 million matured, two Government-Sponsored Enterprise securities were sold for $10.0 million, and one U.S. Treasury Note in the amount of $5.0 million was sold.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans are to borrowers located in our market area of Charleston, Dorchester and Berkeley Counties of South Carolina.

Net loans increased $9.3 million, or 3.43%, to $279.7 million as of June 30, 2019 from $270.4 million as of December 31, 2018. The increase in loans is related to increased loan demand due to the growing economy in Charleston.  The following table is a summary of our loan portfolio composition (net of deferred fees of $165,854 at June 30, 2019 and $156,309 at December 31, 2018) and the corresponding percentage of total loans as of the dates indicated.

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent

Commercial	$56,270,330	19.82%	$54,829,078	19.96%
Commercial Real Estate - Construction	11,204,997	3.95%	7,304,300	2.66%
Commercial Real Estate - Other	148,569,431	52.34%	143,703,401	52.32%
Consumer Real Estate	62,167,172	21.90%	63,787,411	23.23%
Consumer Other	5,635,700	1.99%	5,040,077	1.83%
Total loans	283,847,630	100.00%	274,664,267	100.00%
Allowance for loan losses	(4,130,548)		(4,214,331)
Total loans, net	$279,717,082		$270,449,936

Nonperforming Assets

Nonperforming Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, loans on nonaccrual status and TDRs. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms and to show capacity to continue performing into the future before that loan can be placed back on accrual status. As of June 30, 2019, we had no loans 90 days past due still accruing interest.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges. As of June 30, 2019 and December 31, 2018, there were no TDRs.

Nonperforming loans include all loans past due 90 days and over, certain impaired loans (some of which may be contractually current), and TDR loans that have not yet established a satisfactory period of payment performance (some of which may be contractually current). Nonperforming assets include other real estate owned, which remained unchanged compared to December 31, 2018.

The following table is a summary of our nonperforming assets:

	June 30, 2019	December 31, 2018
Commercial	$13,210	$251,219
Commercial Real Estate - Other	571,292	571,292
Consumer Other	678	1,023
Total nonaccruing loans	585,180	823,534
Other real estate owned	—	—
Total nonperforming assets	$585,180	$823,534

Allowance for Loan Losses

The allowance for loan losses was $4.1 million as of June 30, 2019 and $4.2 million as of December 31, 2018, or 1.46% and 1.53% of outstanding loans for each respective period. At June 30, 2019 and December 31, 2018, the allowance for loan losses represented 705.86% and 511.74% of the total amount of nonperforming loans, respectively. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses at June 30, 2019 is adequate.

At June 30, 2019, impaired loans totaled $3.9 million, for which $2.0 million of these loans had a reserve of approximately $0.9 million allocated in the allowance for loan losses. Comparatively, impaired loans totaled $4.2 million at December 31, 2018, and $2.2 million of these loans had a reserve of approximately $1.2 million allocated in the allowance for loan losses.

During the six months ended June 30, 2019, we recorded $237,737 of charge-offs and $8,954 of recoveries on loans previously charged-off, for net charge-offs of $228,783. Comparatively, we recorded $103,093 of charge-offs and $105,159 of recoveries on loans previously charged-off, for net recoveries of $2,066 for the six months ended June 30, 2018.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest bearing deposits provided funding for 58.98% of average earning assets for the six months ended June 30, 2019, and 60.13% for the six months ended June 30, 2018. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Deposits
Non-interest bearing demand	$138,577,128	36.11%	$130,940,138	34.24%
Interest bearing demand	102,905,495	26.81%	94,207,731	24.64%
Money market accounts	85,539,479	22.29%	87,300,433	22.83%
Time deposits over $250,000	8,176,688	2.13%	15,909,991	4.16%
Other time deposits	17,841,257	4.65%	18,558,734	4.85%
Other savings deposits	30,769,858	8.01%	35,461,361	9.28%
Total deposits	$383,809,905	100.00%	$382,378,388	100.00%

Deposits increased 0.37% or $1.4 million from December 31, 2018 to June 30, 2019 primarily due to seasonal fluctuations.

At June 30, 2019 and December 31, 2018, deposits with an aggregate deficit balance of $28,692 and $43,118, respectively, were re-classified as other loans.

Comparison of Three Months Ended June 30, 2019 to Three Months Ended June 30, 2018

Net income increased $114,490 or 6.63% to $1.8 million, or basic and diluted earnings per share of $0.33, for the three months ended June 30, 2019, from $1.7 million, or basic and diluted earnings per share of $0.31, for the three months ended June 30, 2018. Our annualized return on average assets and average equity for the three months ended June 30, 2019 were 1.70% and 15.23%, respectively, compared with 1.64% and 16.11%, respectively, for the three months ended June 30, 2018.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $283,949 or 6.63% to $4.6 million for the three months ended June 30, 2019 from $4.3 million for the three months ended June 30, 2018. This increase was primarily due to interest and fee income on loans related to increases in market interest rates. Average loans increased $7.9 million or 2.86% to $282.8 million for the three months ended June 30, 2019, compared to $274.9 million for the three months ended June 30, 2018. The yield on average loans (including fees) was 6.15% and 5.71% for the three months ended June 30, 2019 and June 30, 2018, respectively. Interest income on loans increased $385,671 for the three months ended June 30, 2019 to $4.1 million from $3.7 million for the three months ended June 30, 2018.

The average balance of interest bearing deposits in other banks increased $11.4 million or 71.59% to $27.3 million for the three months ended June 30, 2019, with a yield of 2.38% as compared to $15.9 million for the three months ended June 30, 2018, with a yield of 1.84%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of our allowance for loan losses. For the three months ended June 30, 2019, we had a provision of $135,000 of loan losses compared to a provision of $75,000 for the same period in the prior year. The increase in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income increased $37,643 or 6.78% to $592,739 for the three months ended June 30, 2019, from $555,096 for the three months ended June 30, 2018. This increase was primarily due to gains on sales of investment securities in the amount of $28,900 for the three months ended June 30, 2019 compared to gains on sales of investment securities of $387 during the same period in the prior year.

Non-Interest Expense

Non-interest expense decreased $16,733 or 0.63% to $2.6 million for the three months ended June 30, 2019 from $2.7 million for the three months ended June 30, 2018. This decrease was primarily due to net other real estate owned expenses incurred during the three months ended June 30, 2018 of $24,137 as compared to no net other real estate owned expenses incurred during the three months ended June 30, 2019.

Income Tax Expense

We incurred income tax expense of $550,229 for the three months ended June 30, 2019 as compared to $386,394 during the same period in 2018. Our effective tax rate was 23.01% and 18.29% for the three months ended June 30, 2019 and 2018, respectively. The increase in the effective tax rate during the 2019 period is a result of the expiration of historic tax credits during 2018.

Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

Net income increased $191,524 or 5.74% to $3.5 million, or basic and diluted earnings per share of $0.64 and $0.63, respectively, for the six months ended June 30, 2019, from $3.3 million, or basic and diluted earnings per share of $0.63 and $0.61, respectively, for the six months ended June 30, 2018. Our annualized returns on average assets and average equity for the six months ended June 30, 2019 were 1.65% and 14.99%, respectively, compared with 1.57% and 15.59%, respectively, for the six months ended June 30, 2018.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $522,845 or 6.16% to $9.0 million for the six months ended June 30, 2019 from $8.5 million for the six months ended June 30, 2018. This increase was primarily due to interest and fee income from loans related to increases in market interest rates. Average loans increased $5.6 million or 2.03% to $279.7 million for the six months ended June 30, 2019, compared to $274.1 million for the six months ended June 30, 2018. The yield on average loans (including fees) was 6.09% and 5.61% for the six months ended June 30, 2019 and 2018, respectively. Interest income on loans increased $778,404 for the six months ended June 30, 2019 to $8.0 million from $7.3 million for the six months ended June 30, 2018.

The average balance of interest bearing deposits at the Federal Reserve increased $6.9 million or 42.57% to $23.1 million for the six months ended June 30, 2019, with a yield of 2.43% as compared to $16.2 million for the six months ended June 30, 2018, with a yield of 1.18%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio of loan losses and the adequacy\ of our allowance for loan losses. For the six months ended June 30, 2019, we had a provision of $145,000 compared to a provision of $130,000 for the same period in the prior year. The increase in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income decreased $1,519 or 0.15% to $1.0 million for the six months ended June 30, 2019, from $1.0 million for the six months ended June 30, 2018. This decrease was primarily due to a reduction in mortgage banking income and service charges and fees offset by gains on sales of securities. Service charges and fees decreased $11,177 or 1.89%. Mortgage banking income decreased $10,428 or 2.67% due to fewer originations. For the six months ended June 30, 2019, we realized gains of $28,900 from the sale of investment securities compared to gains of $4,735 for the six months ended June 30, 2018.

Non-Interest Expense

Non-interest expense increased $794 or 0.01% to $5.3 million for the six months ended June 30, 2019 from $5.3 million for the six months ended June 30, 2018.

Income Tax Expense

We incurred income tax expense of $1.0 million for the six months ended June 30, 2019 as compared to $735,454 during the same period in 2018. Our effective tax rate was 22.92% and 18.05% for the six months ended June 30, 2019 and 2018, respectively. The increase in the effective tax rate during the 2019 period is a result of the expiration of historic tax credits during 2018.

Off Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $92.9 million and $96.1 million at June 30, 2019 and December 31, 2018, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2019 and December 31, 2018 was $1.1 million and $1.2 million, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments on mortgage loans held for sale totaling $2.9 million and $1.2 million at June 30, 2019 and December 31, 2018, respectively. The fair value of these commitments was not significant at June 30, 2019 or December 31, 2018. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $1.7 million at June 30, 2019 and $0.7 million at December 31, 2018. For the six months ended June 30, 2019 and June 30, 2018, there were no loans repurchased.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, interest-bearing deposits in other banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 33.77% and 35.58% of total assets at June 30, 2019 and December 31, 2018, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At June 30, 2019, we had unused short-term lines of credit totaling approximately $23.0 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and sale of mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At June 30, 2019, we could borrow up to $74.7 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At June 30, 2019 and December 31, 2018, our liquidity ratio was 33.68% and 34.27%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase stock. Total shareholders’ equity as of June 30, 2019 was $49.4 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Full compliance with all of the final rule requirements has be phased in over a multi-year schedule. The Bank’s total risk-based capital ratio at June 30, 2019 and December 31, 2018 was 16.25% and 16.69%, respectively.

At June 30, 2019, the Company and the Bank were categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10%, 8.0%, 6.5% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8%, 6%, 4.5%, and 4.0%, respectively.

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

We intend to open a branch in North Charleston in the fourth quarter of 2019. The Bank of South Carolina will be the anchor tenant of a two-story building located at 9403 Highway 78, occupying the entire first floor. At this time, we estimate the capital expenditures associated with building the branch to be approximately $2.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of June 30, 2019 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2019, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. Based on this assessment, management believes that as of June 30, 2019, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.
			Page

	(1)	Consolidated Balance Sheets	3
	(2)	Consolidated Statements of Income	4
	(3)	Consolidated Statements of Comprehensive Income	5
	(4)	Consolidated Statements of Shareholders’ Equity	6
	(5)	Consolidated Statements of Cash Flows	7
	(6)	Notes to Consolidated Financial Statements	8-24

Exhibits
2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)
4.0	2019 Proxy Statement (Filed with 2018 10-K)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with June 30, 2013 10-Q)
10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
Employee Stock Ownership Plan, Restated (Filed with 2016 10-K)
10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)
10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.12	Extension to Lease Agreement for 256 Meeting Street (Filed with September 30, 2017 10-Q)
10.13	North Charleston Lease Agreement (Filed with June 30, 2017 10-Q)
10.14	Sublease Amendment for Parking Facilities at 256 Meeting Street (Filed with September 30, 2017 10-Q)

14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of South Carolina Corporation

August 5, 2019
	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President

