Form 10-Q
period 2019-09-30
BANK OF SOUTH CAROLINA CORP
filed 2019-11-04
CIK 1007273

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of October 15, 2019, there were 5,530,001 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

  BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$7,165,177	$6,325,457
Interest-bearing deposits at the Federal Reserve	51,250,282	25,506,784
Investment securities available for sale	98,297,968	119,668,874
Mortgage loans to be sold	4,935,431	1,199,438
Loans	275,527,284	274,664,267
Less: Allowance for loan losses	(4,141,415)	(4,214,331)
Net loans	271,385,869	270,449,936
Premises, equipment and leasehold improvements, net	3,658,203	2,335,207
Right of use asset	13,325,792	—
Accrued interest receivable	1,351,401	1,561,915
Other assets	1,690,242	2,087,587

Total assets	$453,060,365	$429,135,198

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$127,564,403	$130,940,138
Interest bearing demand	114,347,461	94,207,731
Money market accounts	87,925,624	87,300,433
Time deposits over $250,000	6,200,799	15,909,991
Other time deposits	17,412,508	18,558,734
Other savings deposits	33,753,552	35,461,361
Total deposits	387,204,347	382,378,388

Accrued interest payable and other liabilities	2,209,735	1,294,249
Lease liability	13,325,792	—
Total liabilities	402,739,874	383,672,637

Shareholders’ equity
Common stock - no par 12,000,000 shares authorized; Issued 5,799,637 shares at September 30, 2019 and 5,777,474 shares at December 31, 2018. Shares outstanding 5,530,001 and 5,510,917 at September 30, 2019 and December 31, 2018, respectively.	—	—
Additional paid in capital	47,110,889	46,857,734
Retained earnings	4,990,680	2,650,296
Treasury stock: 269,636 and 269,035 shares at September 30, 2019 and December 31, 2018, respectively.	(2,325,225)	(2,268,264)
Accumulated other comprehensive income (loss), net of income taxes	544,147	(1,777,205)
Total shareholders’ equity	50,320,491	45,462,561

Total liabilities and shareholders’ equity	$453,060,365	$429,135,198

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2019	2018
Interest and fee income
Loans, including fees	$4,059,536	$3,905,954
Taxable securities	369,803	465,180
Tax-exempt securities	129,986	171,916
Other	268,359	122,536
Total interest and fee income	4,827,684	4,665,586

Interest expense
Deposits	213,876	195,434
Total interest expense	213,876	195,434

Net interest income	4,613,808	4,470,152
Provision for loan losses	10,000	100,000
Net interest income after provision for loan losses	4,603,808	4,370,152

Other income
Service charges and fees	295,908	284,046
Mortgage banking income	291,082	168,004
Gain on sales of securities	—	—
Other non-interest income	9,080	6,643
Total other income	596,070	458,693

Other expense
Salaries and employee benefits	1,664,631	1,595,706
Net occupancy expense	419,465	389,973
Other operating expenses	497,727	797,319
Net other real estate owned expenses	—	33,476
Total other expense	2,581,823	2,816,474

Income before income tax expense	2,618,055	2,012,371
Income tax expense	603,264	234,218

Net income	$2,014,791	$1,778,153

Weighted average shares outstanding
Basic	5,526,233	5,506,649
Diluted	5,595,056	5,589,549

Basic income per common share	$0.36	$0.32
Diluted income per common share	$0.36	$0.32

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018
Interest and fee income
Loans, including fees	$12,101,678	$11,169,692
Taxable securities	1,256,468	1,406,094
Tax-exempt securities	428,822	575,657
Other	546,894	258,019
Total interest and fee income	14,333,862	13,409,462

Interest expense
Deposits	702,860	444,961
Total interest expense	702,860	444,961

Net interest income	13,631,002	12,964,501
Provision for loan losses	155,000	230,000
Net interest income after provision for loan losses	13,476,002	12,734,501

Other income
Service charges and fees	876,394	875,709
Mortgage banking income	671,123	558,473
Gain on sales of securities	28,897	4,735
Other non-interest income	21,178	22,817
Total other income	1,597,592	1,461,734

Other expense
Salaries and employee benefits	4,985,591	4,744,878
Net occupancy expense	1,233,844	1,195,364
Other operating expenses	1,656,531	2,111,968
Net other real estate owned expenses	—	57,613
Total other expense	7,875,966	8,109,823

Income before income tax expense	7,197,628	6,086,412
Income tax expense	1,652,726	969,672

Net income	$5,544,902	$5,116,740

Weighted average shares outstanding
Basic	5,519,337	5,496,346
Diluted	5,588,532	5,579,989

Basic income per common share	$1.00	$0.93
Diluted income per common share	$0.99	$0.92

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2019	2018
Net income	$2,014,791	$1,778,153
Other comprehensive income (loss)
Unrealized gain (loss) on securities arising during the period	368,166	(547,867)
Other comprehensive income (loss) before tax	368,166	(547,867)
Income tax effect related to items of other comprehensive income (loss) before tax	(77,315)	115,052
Other comprehensive income (loss) after tax	290,851	(432,815)
Total comprehensive income	$2,305,642	$1,345,338

	Nine Months Ended
	September 30,
	2019	2018
Net income	$5,544,902	$5,116,740
Other comprehensive income (loss)
Unrealized gain (loss) on securities arising during the period	2,967,317	(2,362,691)
Reclassification adjustment for securities gains realized in net income	(28,897)	(4,735)
Other comprehensive income (loss) before tax	2,938,420	(2,367,426)
Income tax effect related to items of other comprehensive income (loss) before tax	(617,068)	497,159
Other comprehensive income (loss) after tax	2,321,352	(1,870,267)
Total comprehensive income	$7,866,254	$3,246,473

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2018	5,510,917	$46,857,734	$2,650,296	$(2,268,264)	$(1,777,205)	$45,462,561
Net income	—	—	1,689,264	—	—	1,689,264
Other comprehensive income	—	—	—	—	991,936	991,936
Exercise of stock options	5,808	51,265	—	—	—	51,265
Stock-based compensation expense	—	18,881	—	—	—	18,881
Cash dividends ($0.16 per common share)	—	—	(882,676)	—	—	(882,676)
March 31, 2019	5,516,725	$46,927,880	$3,456,884	$(2,268,264)	$(785,269)	$47,331,231

Net income	—	—	1,840,847	—	—	1,840,847
Other comprehensive income	—	—	—	—	1,038,565	1,038,565
Exercise of stock options	8,553	94,977	—	(45,843)	—	49,134
Stock-based compensation expense	—	18,882		—	—	18,882
Cash dividends ($0.16 per common share)	—	—	(884,044)	—	—	(884,044)
June 30, 2019	5,525,278	$47,041,739	$4,413,687	$(2,314,107)	$253,296	$49,394,615

Net income	—	—	2,014,791	—	—	2,014,791
Other comprehensive income	—	—	—	—	290,851	290,851
Exercise of stock options	4,723	49,005	—	(11,118)	—	37,887
Stock-based compensation expense	—	20,145	—	—	—	20,145
Cash dividends ($0.26 per common share)	—	—	(1,437,798)	—	—	(1,437,798)
September 30, 2019	5,530,001	$47,110,889	$4,990,680	$(2,325,225)	$544,147	$50,320,491

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2017	4,989,279	$37,236,566	$8,847,164	$(2,247,415)	$(1,071,680)	$42,764,635
Net income	—	—	1,612,230	—	—	1,612,230
Other comprehensive loss	—	—	—	—	(1,047,998)	(1,047,998)
Exercise of stock options	1,600	18,768	—	—	—	18,768
Stock-based compensation expense	—	18,882	—	—	—	18,882
Cash dividends ($0.15 per common share)	—	—	(749,668)	—	—	(749,668)
Common stock dividend, 10%	499,088	9,334,342	(9,334,342)	—	—	—
March 31, 2018	5,489,967	$46,608,558	$375,384	$(2,247,415)	$(2,119,678)	$42,616,849

Net income	—	—	1,726,357	—	—	1,726,357
Other comprehensive loss	—	—	—	—	(389,454)	(389,454)
Exercise of stock options	10,649	104,528	—	(20,849)	—	83,679
Stock-based compensation expense	—	18,881	—	—	—	18,881
Cash dividends ($0.15 per common share)	—	—	(831,578)	—	—	(831,578)
June 30, 2018	5,500,616	$46,731,967	$1,270,163	$(2,268,264)	$(2,509,132)	$43,224,734

Net income	—	—	1,778,153	—	—	1,778,153
Other comprehensive loss	—	—	—	—	(432,815)	(432,815)
Exercise of stock options		91,122	—	—	—	91,122
Stock-based compensation expense	—	15,763	—	—	—	15,763
Cash dividends ($0.25 per common share)	—	—	(1,377,423)	—	—	(1,377,423)
September 30, 2018	5,500,616	$46,838,852	$1,670,893	$(2,268,264)	$(2,941,947)	$43,299,534

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$5,544,902	$5,116,740
Adjustments to reconcile net income net cash provided by operating activities:
Depreciation expense	170,690	144,158
Gain on sale of investment securities	(28,897)	(4,735)
Loss on sale of other real estate owned	—	33,476
Loss on disposal of premises, equipment, and leasehold improvements, net	—	428
Valuation and other adjustments to other real estate owned	—	23,637
Provision for loan losses	155,000	230,000
Stock-based compensation expense	57,908	53,526
Deferred income taxes	(29,329)	(166,739)
Net amortization of unearned discounts on investment securities available for sale	200,138	227,847
Origination of mortgage loans held for sale	(48,507,050)	(43,444,865)
Proceeds from sale of mortgage loans held for sale	44,771,057	42,677,361
Decrease in accrued interest receivable and other assets	20,120	64,902
Increase in accrued interest payable and other liabilities	304,326	486,474
Net cash provided by operating activities	2,658,865	5,442,210

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	7,423,835	6,599,927
Proceeds from sale of investment securities available for sale	20,317,250	21,434,634
Purchase of investment securities available for sale	(3,603,000)	(9,978,050)
Proceeds from sale of other real estate owned	—	378,366
Net increase in loans	(1,090,933)	(4,446,631)
Purchase of premises, equipment, and leasehold improvements, net	(1,493,686)	(214,065)
Net cash provided by investing activities	21,553,466	13,774,181

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	4,825,959	(19,847,042)
Dividends paid	(2,593,358)	(2,322,116)
Stock options exercised	138,286	193,569
Net cash provided by (used in) financing activities	2,370,887	(21,975,589)
Net increase (decrease) in cash and cash equivalents	26,583,218	(2,759,198)
Cash and cash equivalents at the beginning of the period	31,832,241	32,520,219
Cash and cash equivalents at the end of the period	$58,415,459	$29,761,021

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$819,131	$391,972
Income taxes	$1,152,918	$963,571

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$(2,321,352)	$1,870,267
Change in dividends payable	$611,160	$636,553
Right of use assets obtained in exchange for lease obligations	$13,519,027	$—
Change in right of use assets and lease liabilties	$(193,235)	$—

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which revises certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 – Leases. This update clarifies how to apply certain aspects of the new leases standard. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which gives entities another option for transition and to provide lessors with a practical expedient. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, providing narrow-scope improvements for lessors, that provides relief in the accounting for sales, use and similar taxes, the accounting for other costs paid by a lessee that may benefit a lessor, and variable payments when contracts have lease and non-lease components. The amendments became effective for January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Bank has chosen to use the effective date, January 1, 2019, as its date of initial application; therefore, the financial information will not be provided for dates or periods prior to January 1, 2019. The Bank considered all relevant contractual provisions, including renewal and termination options, and determined the remaining lease terms of each respective lease. The Bank considered past practices, market area, and contract terms of all leases and assumed all renewal options will be exercised. The weighted average remaining lease term is 18.45 years. To determine the incremental borrowing rate, the Bank used the rate of interest it would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment, which the Bank determined was 5.50% at the time of implementation. The Bank does not have any finance leases or material subleases or leasing arrangements in which it is the lessor of the property or equipment. The adoption of this standard did not materially affect the change in the Bank's recognition of lease expense in future periods. For the nine months ended September 30, 2019, the Bank had total lease expense of $478,778, of which $46,260 was for a short-term lease. The most significant impact was the recognition of right of use assets and lease liabilities for operating leases of approximately $7.3 million on January 1, 2019. The right of use asset and lease liability related to the North Charleston location of approximately $6.0 million was recognized during the quarter ended September 30, 2019, using an incremental borrowing rate of 3.00%.

In June 2016, the FASB issued ASU 2016-13, Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to change the accounting for credit losses and modify the impairment model for certain debt securities. In May 2019, the FASB issued guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019. In October 2019, the FASB voted to extend the implementation date for smaller reporting companies, non-SEC public companies, and private companies. The amendment will be effective for the Company for periods beginning after December 15, 2022. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows. It will be influenced by the quality, composition, and characteristics of our loan and investment portfolios, as well as the expected economic conditions and forecasts at the time of enactment and future reporting periods.

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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The amendments became effective for the Company January 1, 2019. The amendment did not have a material effect on the financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. The amendments will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company will apply a full retrospective approach in which financial statements for each individual prior period presented and the opening balances of the earliest period presented are adjusted to reflect the period-specific effects of applying the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

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

In July 2019, the FASB updated various Topics of the ASC to align the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. The amendments were effective upon issuance and did not have a material effect on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

Note 2: Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$28,046,209	$164,726	$(1,992)	$28,208,943
Government-Sponsored Enterprises	45,189,029	417,696	(30,720)	45,576,005
Municipal Securities	24,373,937	172,222	(33,139)	24,513,020

Total	$97,609,175	$754,644	$(65,851)	$98,297,968

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$32,965,693	$—	$(609,059)	$32,356,634
Government-Sponsored Enterprises	60,684,878	—	(1,315,598)	59,369,280
Municipal Securities	28,267,930	112,971	(437,941)	27,942,960

Total	$121,918,501	$112,971	$(2,362,598)	$119,668,874

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2019 and December 31, 2018, by contractual maturity are in the following table.

	September 30, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,916,533	$6,921,489	$4,246,325	$4,249,570
Due in one year to five years	82,032,178	82,637,994	99,753,174	97,915,185
Due in five years to ten years	8,660,464	8,738,485	17,504,456	17,128,425
Due in ten years and over	—	—	414,546	375,694
Total	$97,609,175	$98,297,968	$121,918,501	$119,668,874

Securities pledged to secure deposits at both September 30, 2019 and December 31, 2018, had a fair value of $37.7 million and $41.5 million, respectively.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	Less Than 12 Months			12 Months or Longer			Total
September 30, 2019 Available for sale	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	1	$2,998,008	$(1,992)	—	$—	$—	1	$2,998,008	$(1,992)
Government-Sponsored Enterprises	—	—	—	1	5,094,065	(30,720)	1	5,094,065	(30,720)
Municipal Securities	19	7,027,097	(29,702)	1	330,563	(3,437)	20	7,357,660	(33,139)
Total	20	$10,025,105	$(31,694)	2	$5,424,628	$(34,157)	22	$15,449,733	$(65,851)

	Less Than 12 Months			12 Months or Longer			Total
December 31, 2018 Available for sale	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	—	$—	$—	7	$32,356,634	$(609,059)	7	$32,356,634	$(609,059)
Government-Sponsored Enterprises	2	9,967,000	(14,302)	11	49,402,280	(1,301,296)	13	59,369,280	(1,315,598)
Municipal Securities	2	1,362,286	(7,547)	31	11,840,912	(430,394)	33	13,203,198	(437,941)
Total	4	$11,329,286	$(21,849)	49	$93,599,826	$(2,340,749)	53	$104,929,112	$(2,362,598)

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below show the proceeds from sales of securities available for sale and gross realized gains and losses.

	Three Months Ended
	September 30,
	2019	2018

Gross proceeds	$5,364,750	$—
Gross realized gains	14	—
Gross realized losses	(14)	—

	Nine Months Ended
	September 30,
	2019	2018

Gross proceeds	$20,317,250	$21,434,634
Gross realized gains	59,523	104,634
Gross realized losses	(30,626)	(99,899)

There was no tax provision related to gains for the three months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019 and 2018, the tax provision related to these gains was $6,068 and $994, respectively.

Note 3: Loans and Allowance for Loan Losses

Major classifications of loans (net of deferred loan fees of $156,287 at September 30, 2019 and $156,309 at December 31, 2018) are as follows:

	September 30, 2019	December 31, 2018
Commercial	$51,362,787	$54,829,078
Commercial real estate:
Construction	11,058,317	7,304,300
Other	146,677,103	143,703,401
Consumer:
Real estate	61,031,686	63,787,411
Other	5,397,391	5,040,077
	275,527,284	274,664,267
Allowance for loan losses	(4,141,415)	(4,214,331)
Loans, net	$271,385,869	$270,449,936

We had $92.0 million and $101.9 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at September 30, 2019 and at December 31, 2018, respectively.

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

The following tables illustrate credit quality by class and internally assigned grades at September 30, 2019 and December 31, 2018. “Pass” includes loans internally graded as excellent, good and satisfactory.

September 30, 2019
	Commercial	Commercial Real Estate Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Pass	$47,353,253	$10,567,442	$140,204,499	$56,969,235	$4,988,881	$260,083,310
Watch	1,992,952	490,875	4,338,999	2,665,466	348,693	9,836,985
OAEM	467,044	—	655,956	517,232	4,645	1,644,877
Sub-standard	1,549,538	—	1,477,649	879,753	55,172	3,962,112
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$51,362,787	$11,058,317	$146,677,103	$61,031,686	$5,397,391	$275,527,284

	December 31, 2018
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Pass	$50,663,356	$7,304,300	$136,804,420	$60,480,317	$4,726,494	$259,978,887
Watch	1,973,675	—	4,938,711	2,077,341	226,117	9,215,844
OAEM	157,300	—	590,294	350,000	—	1,097,594
Sub-standard	2,034,747	—	1,369,976	879,753	87,466	4,371,942
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$54,829,078	$7,304,300	$143,703,401	$63,787,411	$5,040,077	$274,664,267

The following tables include an aging analysis of the recorded investment in loans segregated by class.

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$48,963	$501,278	$9,348	$559,589	$50,803,198	$51,362,787	$—
Commercial Real Estate - Construction	—	—	—	—	11,058,317	11,058,317	—
Commercial Real Estate - Other	273,190	349,842	582,419	1,205,451	145,471,652	146,677,103	—
Consumer Real Estate	416,967	—	779,998	1,196,965	59,834,721	61,031,686	149,999
Consumer Other	2,042	—	—	2,042	5,395,349	5,397,391	—
Total	$741,162	$851,120	$1,371,765	$2,964,047	$272,563,237	$275,527,284	$149,999

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$266,567	$17,492	$229,395	$513,454	$54,315,624	$54,829,078	$—
Commercial Real Estate - Construction	—	—	—	—	7,304,300	7,304,300	—
Commercial Real Estate - Other	35,000	215,049	571,292	821,341	142,882,060	143,703,401	—
Consumer Real Estate	—	—	—	—	63,787,411	63,787,411	—
Consumer Other	24,621	—	—	24,621	5,015,456	5,040,077	—
Total	$326,188	$232,541	$800,687	$1,359,416	$273,304,851	$274,664,267	$—

There was one loan over 90 days past due and still accruing as of September 30, 2019. The loan is in the process of being refinanced. There were no loans as of December 31, 2018 over 90 days past due and still accruing.

The following table summarizes the balances of non-accrual loans:

	Loans Receivable on Non-Accrual
	September 30, 2019	December 31, 2018

Commercial	$188,324	$251,219
Commercial Real Estate - Construction	—	—
Commercial Real Estate - Other	855,609	571,292
Consumer Real Estate	629,999	—
Consumer Other	—	1,023
Total	$1,673,932	$823,534

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by loan category for the three and nine months ended September 30, 2019 and 2018. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2019
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$1,539,652	$97,987	$1,332,803	$528,529	$631,577	$4,130,548
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	867	867
Provisions	(494,762)	(1,281)	(39,630)	(27,382)	573,055	10,000
Ending Balance	$1,044,890	$96,706	$1,293,173	$501,147	$1,205,499	$4,141,415

Nine Months Ended September 30, 2019
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$1,665,413	$63,876	$1,292,346	$386,585	$806,111	$4,214,331
Charge-offs	(229,395)	—	—	—	(8,342)	(237,737)
Recoveries	6,000	—	—	—	3,821	9,821
Provisions	(397,128)	32,830	827	114,562	403,909	155,000
Ending Balance	$1,044,890	$96,706	$1,293,173	$501,147	$1,205,499	$4,141,415

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2018
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$1,343,760	$29,091	$972,038	$589,051	$1,073,524	$4,007,464
Charge-offs	—	—	—	—	(12,794)	(12,794)
Recoveries	11,000	—	—	—	260	11,260
Provisions	146,752	4,404	10,334	(84,365)	22,875	100,000
Ending Balance	$1,501,512	$33,495	$982,372	$504,686	$1,083,865	$4,105,930

	Nine Months Ended September 30, 2018
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$1,403,588	$23,638	$1,549,755	$796,918	$101,499	$3,875,398
Charge-offs	(31,250)	—	—	—	(84,637)	(115,887)
Recoveries	13,500	—	56,827	45,412	680	116,419
Provisions	115,674	9,857	(624,210)	(337,644)	1,066,323	230,000
Ending Balance	$1,501,512	$33,495	$982,372	$504,686	$1,083,865	$4,105,930

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans, for the periods indicated.

	September 30, 2019
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$178,975	$—	$1,782	$—	$135	$180,892
Collectively evaluated for impairment	865,915	96,706	1,291,391	501,147	1,205,364	3,960,523
Total Allowance for Loan Losses	$1,044,890	$96,706	$1,293,173	$501,147	$1,205,499	$4,141,415
Loans Receivable
Individually evaluated for impairment	$1,638,910	$—	$1,385,118	$879,753	$55,172	$3,958,953
Collectively evaluated for impairment	49,723,877	11,058,317	145,291,985	60,151,933	5,342,219	271,568,331
Total Loans Receivable	$51,362,787	$11,058,317	$146,677,103	$61,031,686	$5,397,391	$275,527,284

	December 31, 2018
	Commercial	Commercial Real Estate - Construction	Commercial Real Estate - Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$1,132,805	$—	$37,416	$—	$21,324	$1,191,545
Collectively evaluated for impairment	532,608	63,876	1,254,930	386,585	784,787	3,022,786
Total Allowance for Loan Losses	$1,665,413	$63,876	$1,292,346	$386,585	$806,111	$4,214,331
Loans Receivable
Individually evaluated for impairment	$1,996,579	$—	$1,280,890	$879,753	$21,324	$4,178,546
Collectively evaluated for impairment	52,832,499	7,304,300	142,422,511	62,907,658	5,018,753	270,485,721
Total Loans Receivable	$54,829,078	$7,304,300	$143,703,401	$63,787,411	$5,040,077	$274,664,267

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019 and December 31, 2018, loans individually evaluated and considered impaired are presented in the following table.

	Impaired Loans as of
	September 30, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$1,459,935	$1,459,935	$—	$115,983	$115,983	$—
Commercial Real Estate - Construction	—	—	—	—	—	—
Commercial Real Estate - Other	1,138,234	1,138,234	—	974,249	974,249	—
Consumer Real Estate	879,753	879,753	—	879,753	879,753	—
Consumer Other	—	—	—	—	—	—
Total	3,477,922	3,477,922	—	1,969,985	1,969,985	—

With an allowance recorded:
Commercial	178,975	178,975	178,975	1,880,596	1,880,596	1,132,805
Commercial Real Estate - Construction	—	—	—	—	—	—
Commercial Real Estate - Other	346,685	246,884	1,782	406,442	306,641	37,416
Consumer Real Estate	—	—	—	—	—	—
Consumer Other	55,172	55,172	135	21,324	21,324	21,324
Total	580,832	481,031	180,892	2,308,362	2,208,561	1,191,545

Total
Commercial	1,638,910	1,638,910	178,975	1,996,579	1,996,579	1,132,805
Commercial Real Estate - Construction	—	—	—	—	—	—
Commercial Real Estate - Other	1,484,919	1,385,118	1,782	1,380,691	1,280,890	37,416
Consumer Real Estate	879,753	879,753	—	879,753	879,753	—
Consumer Other	55,172	55,172	135	21,324	21,324	21,324
Total	$4,058,754	$3,958,953	$180,892	$4,278,347	$4,178,546	$1,191,545

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	Three Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,475,751	$23,707	$128,953	$2,178
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	1,136,872	11,832	984,499	10,378
Consumer Real Estate	879,753	4,041	879,753	8,562
Consumer Other	—	—	—	—
	3,492,376	39,580	1,993,205	21,118

With an allowance recorded:
Commercial	178,975	—	1,702,976	26,195
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	346,685	—	411,107	2,739
Consumer Real Estate	—	—	—	—
Consumer Other	57,540	898	24,518	329
	583,200	898	2,138,601	29,263
Total
Commercial	1,654,726	23,707	1,831,929	28,373
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	1,483,557	11,832	1,395,606	13,117
Consumer Real Estate	879,753	4,041	879,753	8,562
Consumer Other	57,540	898	24,518	329
	$4,075,576	$40,478	$4,131,806	$50,381

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,519,222	$73,276	$137,445	$6,551
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	1,239,519	40,709	983,516	29,724
Consumer Real Estate	879,753	26,676	879,753	37,847
Consumer Other	—	—	—	—
	3,638,494	140,661	2,000,714	74,122

With an allowance recorded:
Commercial	178,976	5,779	1,742,743	81,553
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	246,884	—	419,231	8,209
Consumer Real Estate	—	—	—	—
Consumer Other	61,089	2,644	27,469	1,084
	486,949	8,423	2,189,443	90,846
Total
Commercial	1,698,198	79,055	1,880,188	88,104
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	1,486,403	40,709	1,402,747	37,933
Consumer Real Estate	879,753	26,676	879,753	37,847
Consumer Other	61,089	2,644	27,469	1,084
	$4,125,443	$149,084	$4,190,157	$164,968

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, the modification or restructuring of a loan is considered a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. There was one TDR of $43,095 as of September 30, 2019 and none as of December 31, 2018. The monthly payments on this TDR were reduced. As of March 31, 2019, there was one TDR with a balance of $2,185. During the quarter ended June 30, 2019, a loan in the amount of $2,008 was charged-off and the Bank received a recovery of $439. No other TDRs defaulted during the nine months ended September 30, 2019 and 2018, which were modified within the previous twelve months.

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

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of September 30, 2019 and December 31, 2018.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$28,208,943	$—	$—	$28,208,943
Government-Sponsored Enterprises	—	45,576,005	—	45,576,005
Municipal Securities	—	16,433,843	8,079,177	24,513,020
Total	$28,208,943	$62,009,848	$8,079,177	$98,297,968

	December 31, 2018
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$32,356,634	$—	$—	$32,356,634
Government-Sponsored Enterprises	—	59,369,280	—	59,369,280
Municipal Securities	—	21,701,005	6,241,955	27,942,960
Total	$32,356,634	$81,070,285	$6,241,955	$119,668,874

There were no liabilities recorded at fair value on a recurring basis as of September 30, 2019 or December 31, 2018.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$4,534,517	$7,096,356	$6,241,955	$11,458,889
Total gains or (losses) (realized/unrealized)
Included in earnings	—	—	—	—
Included in other comprehensive income	11,660	52,254	113,057	119,721
Purchases, issuances, and settlements net of maturities	3,533,000	(604,927)	1,724,165	(5,034,927)
Transfers in and/or out of level 3	—	—	—	—
Ending balance	$8,079,177	$6,543,683	$8,079,177	$6,543,683

There were no transfers between fair value levels during the nine months ended September 30, 2019 or 2018.

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

The following table presents information about certain assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,362,890	$2,362,890
Other real estate owned	—	—	—	—
Loans held for sale	—	4,935,431	—	4,935,431
Total	$—	$4,935,431	$2,362,890	$7,298,321

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018

	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,223,028	$2,223,028
Other real estate owned	—	—	—	—
Loans held for sale	—	1,199,438	—	1,199,438
Total	$—	$1,199,438	$2,223,028	$3,422,466

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2019 or December 31, 2018.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2019 and December 31, 2018:

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

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of September 30, 2019 and December 31, 2018.

Fair Value Measurements at September 30, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,165,177	$7,165,177	$7,165,177	$—	$—
Interest-bearing deposits at the Federal Reserve	51,250,282	51,250,282	51,250,282	—	—
Investment securities available for sale	98,297,968	98,297,968	28,208,943	62,009,848	8,079,177
Mortgage loans to be sold	4,935,431	4,935,431	—	4,935,431	—
Loans, net	271,385,869	265,538,907	—	—	265,538,907
Accrued interest receivable	1,351,401	1,351,401	—	1,351,401	—
Financial Liabilities:
Demand deposits	363,591,040	363,591,040	—	363,591,040	—
Time deposits	23,613,307	30,292,232	—	30,292,232	—
Accrued interest payable	47,605	47,605	—	47,605	—

Fair Value Measurements at December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,325,457	$6,325,457	$6,325,457	$—	$—
Interest-bearing deposits at the Federal Reserve	25,506,784	25,506,784	25,506,784	—	—
Investment securities available for sale	119,668,874	119,668,874	32,356,634	81,070,285	6,241,955
Mortgage loans to be sold	1,199,438	1,199,438	—	1,199,438	—
Loans, net	270,449,936	263,780,751	—	—	263,780,751
Accrued interest receivable	1,561,915	1,561,915	—	1,561,915	—
Financial Liabilities:
Demand deposits	347,909,663	347,909,663	—	347,909,663	—
Time deposits	34,468,725	38,747,898	—	38,747,898	—
Accrued interest payable	163,876	163,876	—	163,876	—

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

The following table is a summary of the reconciliation of weighted average shares outstanding for the three months ended September 30:

	2019	2018
Net income	$2,014,791	$1,778,153

Weighted average shares outstanding	5,526,233	5,506,649
Effect of dilutive shares	68,823	82,900
Weighted average shares outstanding - diluted	5,595,056	5,589,549

Earnings per share - basic	$0.36	$0.32
Earnings per share - diluted	$0.36	$0.32

The following table is a summary of the reconciliation of weighted average shares outstanding for the nine months ended September 30:

	2019	2018
Net income	$5,544,902	$5,116,740

Weighted average shares outstanding	5,519,337	5,496,346
Effect of dilutive shares	69,195	83,643
Weighted average shares outstanding - diluted	5,588,532	5,579,989

Earnings per share - basic	$1.00	$0.93
Earnings per share - diluted	$0.99	$0.92

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $453.1 million in assets as of September 30, 2019 and net income of $5.5 million for the nine months ended September 30, 2019. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identify significant factors that have affected our financial position and operating results as of and for the periods ending September 30, 2019 and December 31, 2018, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

Critical Accounting Policies

Our critical accounting policies, which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of September 30, 2019, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents increased 83.51% or $26.6 million to $58.4 million as of September 30, 2019, from $31.8 million at December 31, 2018. The increase in total cash and cash equivalents is due to the sales proceeds and proceeds related to maturities and calls of lower yielding investments placed at the Federal Reserve. Funds are placed in interest bearing deposits at the Federal Reserve until opportunities arise for investment in higher yielding assets.

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

As of September 30, 2019, our available for sale investment portfolio included U. S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $98.3 million and an amortized cost of $97.6 million for a net unrealized gain of approximately $0.7 million. As of September 30, 2019 and December 31, 2018, our investment securities portfolio represented approximately 21.70% and 27.89% of our total assets, respectively. The average yield on our investment securities was 2.03% and 2.08% at September 30, 2019 and December 31, 2018, respectively.

During the first quarter of 2019, five Municipal Securities totaling $3.0 million matured and one Municipal Security in the amount of $0.5 million were called. During the second quarter of 2019, six Municipal Securities totaling $1.4 million were called, two Municipal Securities totaling $0.9 million matured, two Government-Sponsored Enterprise securities were sold for $10.0 million, and one U.S. Treasury Note in the amount of $5.0 million was sold. During the third quarter of 2019, four Municipal Securities totaling $1.6 were called, one Municipal Security in the amount of $70,000 matured, two Government-Sponsored Enterprise securities were sold for $5.0 million, and one Municipal Security was purchased in the amount of $3.6 million.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans are to borrowers located in our market area of Charleston, Dorchester and Berkeley counties of South Carolina.

Net loans increased $1.0 million, or 0.34%, to $271.4 million as of September 30, 2019 from $270.4 million as of December 31, 2018. The increase in loans is related to improved loan demand due to growth in the local economy.  The following table is a summary of our loan portfolio composition (net of deferred fees of $156,287 at September 30, 2019 and $156,309 at December 31, 2018) and the corresponding percentage of total loans as of the dates indicated.

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial	$51,362,787	18.64%	$54,829,078	19.96%
Commercial Real Estate - Construction	11,058,317	4.01%	7,304,300	2.66%
Commercial Real Estate - Other	146,677,103	53.24%	143,703,401	52.32%
Consumer Real Estate	61,031,686	22.15%	63,787,411	23.23%
Consumer Other	5,397,391	1.96%	5,040,077	1.83%
Total loans	275,527,284	100.00%	274,664,267	100.00%
Allowance for loan losses	(4,141,415)		(4,214,331)
Total loans, net	$271,385,869		$270,449,936

Nonperforming Assets

Nonperforming Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, loans on nonaccrual status and TDRs. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. As of September 30, 2019, there was one loan 90 days past due still accruing interest that is in the process of being refinanced.

We consider a loan to be a TDR when the debtor experiences financial difficulties and we provide concessions such that we will not collect all principal and interest in accordance with the original terms of the agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges. As of September 30, 2019 there was one TDR where monthly payments were reduced; however, there were none as of December 31, 2018.

The following table is a summary of our Nonperforming Assets:

	September 30, 2019	December 31, 2018
Commercial	$188,324	$251,219
Commercial Real Estate - Other	855,609	571,292
Consumer Real Estate	629,999	—
Consumer Other	—	1,023
Total nonaccruing loans	1,673,932	823,534
Troubled Debt Restructuring	43,095	—
Other real estate owned	—	—
Total nonperforming assets	$1,717,027	$823,534

Allowance for Loan Losses

The allowance for loan losses was $4.1 million as of September 30, 2019 and $4.2 million as of December 31, 2018, or 1.50% and 1.53% of outstanding loans for each respective period. At September 30, 2019 and December 31, 2018, the allowance for loan losses represented 247.41% and 511.74% of the total amount of nonperforming loans, respectively. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses at September 30, 2019 is adequate.

At September 30, 2019, impaired loans totaled $4.1 million, for which $0.5 million of these loans had a reserve of approximately $0.2 million allocated in the allowance for loan losses. Comparatively, impaired loans totaled $4.2 million at December 31, 2018, and $2.2 million of these loans had a reserve of approximately $1.2 million allocated in the allowance for loan losses.

During the nine months ended September 30, 2019, we recorded $237,737 of charge-offs and $9,821 of recoveries on loans previously charged-off, for net charge-offs of $227,916. Comparatively, we recorded $115,887 of charge-offs and $116,419 of recoveries on loans previously charged-off, for net recoveries of $532 for the nine months ended September 30, 2018.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest bearing deposits provided funding for 58.93% of average earning assets for the nine months ended September 30, 2019, and 60.26% for the nine months ended September 30, 2018. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Deposits
Non-interest bearing demand	$127,564,403	32.94%	$130,940,138	34.24%
Interest bearing demand	114,347,461	29.53%	94,207,731	24.64%
Money market accounts	87,925,624	22.71%	87,300,433	22.83%
Time deposits over $250,000	6,200,799	1.60%	15,909,991	4.16%
Other time deposits	17,412,508	4.50%	18,558,734	4.85%
Other savings deposits	33,753,552	8.72%	35,461,361	9.28%
Total deposits	$387,204,347	100.00%	$382,378,388	100.00%

Deposits increased 1.26% or $4.8 million from December 31, 2018 to September 30, 2019 primarily due to seasonal fluctuations.

At September 30, 2019 and December 31, 2018, deposits with an aggregate deficit balance of $29,672 and $43,118, respectively, were re-classified as other loans.

Comparison of Three Months Ended September 30, 2019 to Three Months Ended September 30, 2018

Net income increased $236,638 or 13.31% to $2.0 million, or basic and diluted earnings per share of $0.36, for the three months ended September 30, 2019, from $1.8 million, or basic and diluted earnings per share of $0.32, for the three months ended September 30, 2018. Our annualized return on average assets and average equity for the three months ended September 30, 2019 were 1.84% and 16.49%, respectively, compared with 1.63% and 16.19%, respectively, for the three months ended September 30, 2018.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $143,656 or 3.21% to $4.6 million for the three months ended September 30, 2019 from $4.5 million for the three months ended September 30, 2018. This increase was primarily due to interest and fee income received on loans tied to changes in variable interest rates. Average loans increased $2.8 million or 1.00% to $283.9 million for the three months ended September 30, 2019, compared to $281.1 million for the three months ended September 30, 2018. The yield on average loans (including fees) was 6.10% and 5.83% for the three months ended September 30, 2019 and September 30, 2018, respectively. Interest income on loans increased $153,582 for the three months ended September 30, 2019 to $4.1 million from $3.9 million for the three months ended September 30, 2018.

The average balance of interest bearing deposits at the Federal Reserve increased $25.8 million or 109.65% to $49.4 million for the three months ended September 30, 2019, with a yield of 2.18% as compared to $23.6 million for the three months ended September 30, 2018, with a yield of 2.09%. The increase in the average balance of interest bearing deposits is due to the sales proceeds and proceeds related to maturities and calls of lower yielding investments placed at the Federal Reserve.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of our allowance for loan losses. For the three months ended September 30, 2019, we had a provision of $10,000 of loan losses compared to a provision of $100,000 for the same period in the prior year. The decrease in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income increased $137,377 or 29.95% to $596,070 for the three months ended September 30, 2019, from $458,693 for the three months ended September 30, 2018. This increase was primarily due to improved mortgage banking activity. Accordingly, mortgage banking income increased $123,078 or 73.26% from $168,004 for the three months ended September 30, 2018 to $291,082 for the three months ended September 30, 2019.

Non-Interest Expense

Non-interest expense decreased $234,651 or 8.33% to $2.6 million for the three months ended September 30, 2019 from $2.8 million for the three months ended September 30, 2018. This decrease was primarily due to a reduction in other operating expenses related to the amortization of the 2018 Federal Historic Renovation Tax Credit during the three months ended September 30, 2018 that was not incurred during the three months ended September 30, 2019.

Income Tax Expense

We incurred income tax expense of $603,264 for the three months ended September 30, 2019 as compared to $234,218 during the same period in 2018. Our effective tax rate was 23.04% and 11.64% for the three months ended September 30, 2019 and 2018, respectively. The increase in the effective tax rate during the 2019 period is a result of the utilized historic tax credits during 2018.

Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018

Net income increased $428,162 or 8.37% to $5.5 million, or basic and diluted earnings per share of $1.00 and $0.99, respectively, for the nine months ended September 30, 2019, from $5.1 million, or basic and diluted earnings per share of $0.93 and $0.92, respectively, for the nine months ended September 30, 2018. Our annualized returns on average assets and average equity for the nine months ended September 30, 2019 were 1.69% and 15.26%, respectively, compared with 1.59% and 15.72%, respectively, for the nine months ended September 30, 2018.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest bearing assets. Net interest income increased $666,501 or 5.14% to $13.6 million for the nine months ended September 30, 2019 from $13.0 million for the nine months ended September 30, 2018. This increase was primarily due to interest and fee income received on loans tied to changes in variable interest rates. Average loans increased $4.6 million or 1.68% to $281.1 million for the nine months ended September 30, 2019, compared to $276.5 million for the nine months ended September 30, 2018. The yield on average loans (including fees) was 6.07% and 5.66% for the nine months ended September 30, 2019 and 2018, respectively. Interest income on loans increased $0.9 million for the nine months ended September 30, 2019 to $12.1 million from $11.2 million for the nine months ended September 30, 2018.

The average balance of interest bearing deposits at the Federal Reserve increased $13.3 million or 71.09% to $31.9 million for the nine months ended September 30, 2019, with a yield of 2.29% as compared to $18.7 million for the nine months ended September 30, 2018, with a yield of 1.35%. The increase in the average balance of interest bearing deposits is due to the sales proceeds and proceeds related to maturities and calls of lower yielding investments placed at the Federal Reserve.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio of loan losses and the adequacy of our allowance for loan losses. For the nine months ended September 30, 2019, we had a provision of $155,000 compared to a provision of $230,000 for the same period in the prior year. The decrease in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income increased $135,858 or 9.29% to $1.6 million for the nine months ended September 30, 2019, from $1.5 million for the nine months ended September 30, 2018. This increase was primarily due to improved mortgage banking income. Accordingly, mortgage banking income increased $112,650 or 20.17% from $558,473 for the nine months ended September 30, 2018 to $671,123 for the nine months ended September 30, 2019.

Non-Interest Expense

Non-interest expense decreased $233,857 or 2.88% to $7.9 million for the nine months ended September 30, 2019 from $8.1 million for the nine months ended September 30, 2018. This decrease was primarily due to a reduction in other operating expenses related to the amortization of the 2018 Federal Historic Renovation Tax Credit during the nine months ended September 30, 2018 that was not incurred during the nine months ended September 30, 2019.

Income Tax Expense

We incurred income tax expense of $1.7 million for the nine months ended September 30, 2019 as compared to $1.0 during the same period in 2018. Our effective tax rate was 22.96% and 15.93% for the nine months ended September 30, 2019 and 2018, respectively. The increase in the effective tax rate during the 2019 period is a result of the utilized historic tax credits during 2018.

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $96.7 million and $96.1 million at September 30, 2019 and December 31, 2018, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2019 and December 31, 2018 was $1.0 million and $1.2 million, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments on mortgage loans held for sale totaling $4.9 million and $1.2 million at September 30, 2019 and December 31, 2018, respectively. The fair value of these commitments was not significant at September 30, 2019 or December 31, 2018. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $2.1 million at September 30, 2019 and $0.7 million at December 31, 2018. For the nine months ended September 30, 2019 and September 30, 2018, there were no loans repurchased.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, interest-bearing deposits in other banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 35.68% and 35.58% of total assets at September 30, 2019 and December 31, 2018, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At September 30, 2019, we had unused short-term lines of credit totaling approximately $23.0 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and sale of mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At September 30, 2019, we could borrow up to $69.5 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At September 30, 2019 and December 31, 2018, our liquidity ratio was 36.82% and 34.27%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase stock. Total shareholders’ equity as of September 30, 2019 was $50.3 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Full compliance with all of the final rule requirements has been phased in over a multi-year schedule. The Bank’s total risk-based capital ratio at September 30, 2019 and December 31, 2018 was 16.39% and 16.69%, respectively.

At September 30, 2019, the Company and the Bank were categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10%, 8.0%, 6.5% and 5%, respectively, and to be categorized as “adequately capitalized,” the Company and the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8%, 6%, 4.5%, and 4.0%, respectively.

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

We intend to open a branch in North Charleston in November 2019. The Bank of South Carolina will be the anchor tenant of a two-story building located at 9403 Highway 78, occupying the entire first floor. At this time, we estimate the capital expenditures associated with building the branch to be approximately $2.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of June 30, 2019 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2019, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. Based on this assessment, management believes that as of September 30, 2019, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.
			Page

	(1)	Consolidated Balance Sheets	3
	(2)	Consolidated Statements of Income	4-5
	(3)	Consolidated Statements of Comprehensive Income	6
	(4)	Consolidated Statements of Shareholders’ Equity	7
	(5)	Consolidated Statements of Cash Flows	8
	(6)	Notes to Consolidated Financial Statements	9-25

Exhibits
2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)
4.0	2019 Proxy Statement (Filed with 2018 10-K)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with June 30, 2013 10-Q)
10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
Employee Stock Ownership Plan, Restated (Filed with 2016 10-K)
10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)
10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.12	Extension to Lease Agreement for 256 Meeting Street (Filed with September 30, 2017 10-Q)
10.13	North Charleston Lease Agreement (Filed with June 30, 2017 10-Q)
10.14	Sublease Amendment for Parking Facilities at 256 Meeting Street (Filed with September 30, 2017 10-Q)

14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of South Carolina Corporation

November 4, 2019
	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President