Form 10-K
period 2019-12-31
BANK OF SOUTH CAROLINA CORP
filed 2020-03-06
CIK 1007273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2019

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

Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on June 30, 2019 was $68,725,103.

As of February 14, 2020, the Registrant has outstanding 5,530,363 shares of common stock.

 BANK OF SOUTH CAROLINA CORPORATION

AND SUBSIDIARY

Table of Contents

PART I

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Bank of South Carolina Corporation (the “Company”) of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-K. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”) and the following:

●	Risk from changes in economic, monetary policy, and industry conditions
●	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources
●	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation
●	Risk inherent in making loans including repayment risks and changes in the value of collateral
●	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans
●	Level, composition, and re-pricing characteristics of the securities portfolio
●	Deposit growth and changes in the mix or type of deposit products and services
●	Continued availability of senior management and ability to attract and retain key personnel
●	Technological changes
●	Increased cybersecurity risk, including potential business disruptions or financial losses
●	Ability to control expenses
●	Changes in compensation
●	Risks associated with income taxes including potential for adverse adjustments
●	Changes in accounting policies and practices
●	Changes in regulatory actions, including the potential for adverse adjustments
●	Recently enacted or proposed legislation and changes in political conditions
●	Pandemic risk

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

Market Area

The Bank operates as an independent, community oriented, commercial bank providing a broad range of financial services and products to the Charleston – North Charleston metro area, which includes Charleston, Berkeley, and Dorchester county. We have five banking house locations: 256 Meeting Street, Charleston, SC; 100 North Main Street, Summerville, SC; 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC; 2027 Sam Rittenberg Boulevard, Charleston, SC; and 9403 Highway 78, North Charleston, SC.

The Charleston – North Charleston metro area grew 33.11% between 2012 and 2017 according to the U.S. Bureau of Economic Analysis. From 2017 to 2018 alone, Charleston, Berkeley, and Dorchester county grew 3.2%, 5.1%, and 4.0%, respectively. Charleston and Berkeley county are ranked in the top ten economies in the state based on real gross domestic product according to the U.S. Bureau of Economic Analysis.  The primary economic drivers of our market area are manufacturing, hospitality, technology, and the healthcare industry. This includes manufacturing campuses for Boeing, Volvo Cars, and Mercedes-Benz Vans in the area. Hospitality has also contributed to the economic growth as both Conde Nast Traveler and Travel and Leisure Magazine have recognized the area as a top tourism destination. Additionally, Charleston is considered the number one mid-sized U.S. metro area for IT growth according to the U.S. Bureau of Labor Statistics.

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

Commercial Loans

As of December 31, 2019, $52.8 million, or 19.28%, of our loan portfolio consisted of commercial loans. We originate various types of secured and unsecured commercial loans to customers in our market area in order to provide customers with working capital and funds for other general business purposes. The terms of these loans generally range from less than one year to 10 years. These loans bear either a fixed interest rate or an interest rate linked to a variable market index, depending on the individual loan, its purpose, and underwriting of that loan.

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

Commercial Real Estate Loans

As of December 31, 2019, commercial real estate construction loans comprised $12.5 million, or 4.56%, of our loan portfolio. We make construction loans for commercial properties to businesses. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Loans are typically underwritten with a maximum loan to value ratio of 80% based on current appraisals with value defined as the purchase price, appraised value, or cost of construction, whichever is lower. Repayment of construction loans on non-residential and income-producing properties is normally attributable to rental income, income from the borrower’s operating entity, or the sale of the property. Construction loans are interest-only during the construction period, which typically does not exceed twelve months, and are often paid-off with permanent financing.

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

As of December 31, 2019, $143.8 million, or 52.48%, of our loan portfolio consisted of other commercial real estate loans, excluding commercial construction loans. Properties securing our commercial real estate loans are primarily comprised of business owner-occupied properties, small office buildings and office suites, and income-producing real estate.

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

Consumer Loans

Consumer real estate loans were $59.5 million, or 21.72%, of the loan portfolio as of December 31, 2019. Consumer real estate loans consist of consumer construction loans, HELOCs, and mortgage originations. We make construction loans for owner-occupied residential properties. Advances on construction loans are in accordance with a schedule reflecting the cost of construction, but are limited to a maximum loan-to-value ratio of 80%. Before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan. Similar to commercial real estate construction financing, consumer construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. Construction loans also expose us to risk that improvements will not be completed on time in accordance with plans, specifications, and projected costs.

This category of loans consists of loans secured by first or second mortgages on primary residences, and originate as adjustable-rate or fixed-rate loans. Owner-occupied properties located in the Company’s market area serve as the collateral for these loans. The Company currently originates residential mortgage loans for our portfolio with a maximum loan-to-value ratio of 80% for traditional owner-occupied homes.

We offer home equity loans and lines of credit secured by the borrower’s primary or secondary residence. Our home equity loans and lines of credit currently originate with an adjustable- rate with a floor. We generally underwrite home equity loans and lines of credit with the same criteria that we use to underwrite mortgage loans to be sold. For a borrower’s primary and secondary residences, home equity loans and lines of credit are typically underwritten with a maximum loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. We require a current appraisal or internally prepared real estate evaluations on home equity loans and lines of credit. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.

Other consumer loans totaled $5.4 million and were 1.96% of the loan portfolio as of December 31, 2019. These loans are originated for various purposes, including the purchase of automobiles, boats, and other personal purposes.

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
b)	Maximize the shareholders’ return on their investment
3.	Promote the stable economic growth and development of the market area served by the Bank
4.	Comply with all regulatory agency requirements and applicable law

The underwriting standards and loan origination procedures include officer lending limits, which are approved by the Board of Directors. The individual secured/unsecured lending authority of the President/Chief Executive Officer of the Bank is set at $1,500,000 and the individual secured/unsecured lending authority of the Senior Lender/Executive Vice President is set at $750,000. The President/Chief Executive Officer of the Bank and the Senior Lender/Executive Vice President may jointly lend up to 10% of the Bank’s unimpaired capital for the previous quarter end. In the absence of either of the above, the other may, jointly with the approval of either the Chairman of the Board of Directors or a majority of the Loan Committee of the Board of Directors, lend up to 10% of the Bank’s unimpaired capital for the previous quarter end. The Board of Directors, with two-thirds vote, may approve the aggregate credit in excess of this limit but may not exceed 15% of the Bank’s unimpaired capital. Loan limits apply to the total direct and indirect liability of the borrower. All loans above the loan officer’s authority must have the approval of a loan officer with the authority to approve a loan of that amount. Pooling of loan authority is not allowed except as outlined above for the President/Chief Executive Officer, Senior Lender/Executive Vice President, Chairman of the Board of Directors, and a majority of the Loan Committee or two-thirds of the Board of Directors.

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

Employees

At December 31, 2019, we employed 79 people, with four individuals considered part time and one individual considered hourly, none of whom are subject to a collective bargaining agreement. We provide a variety of benefit programs including an Employee Stock Ownership Plan and Trust, Stock Incentive Plan, health, life, disability and other insurance. We believe our relationship with our employees is excellent.

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

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became effective. This law has broadly affected the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services industry. This legislation will continue to significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank.

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

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: proprietary trading and the ownership or sponsorship of private equity or hedge funds that are referred to as covered funds. Proprietary trading, in general, is trading in securities on a short-term basis for a banking entity’s own account. In December 2013, federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2019, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

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

Capital Requirements

The Federal Reserve Board imposes certain capital requirements on the Company under the Bank Holding Company Act, including a minimum leverage ratio and minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described under “Regulatory Capital Requirements” in the notes to the financial statements (see Note 19). The ability of the Company to pay dividends to shareholders depends on the Bank’s ability to pay dividends to the Company, which is subject to regulatory restrictions as described below in “Dividends.”

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

Regulatory Examination

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate banking agency against each institution or affiliate, as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the Federal Deposit Insurance Corporation (“FDIC”), their federal regulatory agency, and state supervisor when applicable. As a state chartered bank located in South Carolina, the Bank is also subject to the regulations of the South Carolina State Board of Financial Institutions.

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

Dividends

The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company. As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years. A depository institution may not pay any dividend, without regulatory approval, if payment would cause the institution to become undercapitalized or if it already is undercapitalized.

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

●	The Fair Lending Act, which requires fair, equitable, and nondiscriminatory access to credit for consumers
●	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit
●	The Fair Credit Reporting Act of 1978, which governs the use and provision of information to credit reporting agencies
●	The Fair Debt Collection Act, which governs the manner in which consumer debt may be collected by collection agencies
●	The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
●	The Gramm - Leach - Bliley Act, which governs the protection of consumer information.

The deposit operations of the Bank also are subject to:

●

The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records

●

The Electronic Funds Transfer Act and the Federal Reserve Board issued Regulation E to implement the act, which governs automatic deposits to and withdrawals from deposit accounts and customer’s rights and liabilities arising from the use of automated teller machines and other electronic banking services

●	Regulation DD, which implements the Truth in Savings Act to enable consumers to make informed decisions about deposit accounts at depository institutions.

Enforcement Powers

The Company is subject to supervision and examination by the FDIC, the Federal Reserve and the South Carolina State Board of Financial Institutions. The Bank is subject to extensive federal and state regulations that significantly affect business and activities. These regulatory bodies have broad authority to implement standards and to initiate proceedings designed to prohibit depository institutions from engaging in activities that represent unsafe or unsound banking practices or constitute violations of applicable laws, rules, regulations, administrative orders, or written agreements with regulators. These regulatory bodies are authorized to take action against institutions that fail to meet such standards, including the assessment of civil monetary penalties, the issuance of cease-and-desist orders, and other actions.

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

The Company’s headquarters is located at 256 Meeting Street in downtown Charleston, South Carolina. This site is also the location of the main office of the Bank. The Bank also operates from four additional locations: 100 North Main Street, Summerville, SC; 1337 Chuck Dawley Boulevard, Mount Pleasant, SC; 2027 Sam Rittenberg Boulevard, Charleston, SC; and 9403 Highway 78, North Charleston, SC. The Bank’s mortgage department was located at 1071 Morrison Drive, Charleston, SC for part of the year but relocated to 9403 Highway 78, North Charleston, SC during the second half of 2019. The Company owns the 2027 Sam Rittenberg Boulevard location, which houses the Operations Department of the Bank as well as a banking office. The Company leases all other locations. The owned location is not encumbered and all of the leases have renewal options. Each banking location is suitable and adequate for banking operations.

Item 3.	Legal Proceedings

In our opinion, there are no legal proceedings pending other than routine litigation incidental to the Company’s business involving amounts that are not material to our financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At December 31, 2019, there were 5,799,637 shares issued and 5,530,001 shares outstanding of the 12,000,000 authorized shares of common stock of the Company. Our common stock is traded on the NASDAQ under the trading symbol “BKSC”.

Information regarding the historical market prices of our common stock and dividends declared on that stock is shown below.

	High	Low	Dividends
2019
Quarter ended March 31, 2019	$19.30	$18.12	$0.16
Quarter ended June 30, 2019	$20.01	$17.52	$0.16
Quarter ended September 30, 2019	$19.32	$18.34	$0.26
Quarter ended December 31, 2019	$18.99	$18.27	$0.16

2018
Quarter ended March 31, 2018	$21.45	$18.90	$0.15
Quarter ended June 30, 2018	$21.90	$17.55	$0.15
Quarter ended September 30, 2018	$21.15	$19.50	$0.25
Quarter ended December 31, 2018	$20.90	$17.89	$0.15

2017
Quarter ended March 31, 2017	$21.85	$19.28	$0.14
Quarter ended June 30, 2017	$21.15	$18.80	$0.14
Quarter ended September 30, 2017	$19.95	$17.47	$0.15
Quarter ended December 31, 2017	$19.35	$18.00	$0.15

The future payment of cash dividends is subject to the discretion of the Board of Directors and depends upon a number of factors including future earnings, financial condition, cash requirements, and general business conditions. Cash dividends, when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. Certain regulatory requirements restrict the amount of dividends that the Bank can pay to the Company.

At our December 1995 Board Meeting, the Board of Directors authorized the repurchase of up to 140,918 shares of its common stock on the open market. At our October 1999 Board Meeting, the Board of Directors authorized the repurchase of up to 45,752 shares of its common stock on the open market and again at our September 2001 Board meeting, the Board of Directors authorized the repurchase of up to 54,903 shares of its common stock on the open market. As of the date of this report, the Company owns 269,636 shares, adjusted for five 10% stock dividends and a 25% stock dividend. At the Annual Meeting in April 2007, the shareholders voted to increase the number of authorized shares from 6,000,000 to 12,000,000.

As of February 14, 2020, there were approximately 2,405 shareholders of record with shares held by individuals and in nominee names. The market price for our common stock as of February 14, 2020 was $18.84. As of February 14, 2020, there were 5,799,999 shares of common stock issued and 5,530,363 shares of common stock outstanding.

THE BANK OF SOUTH CAROLINA EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

During 1989, the Board of Directors of the Bank adopted an Employee Stock Ownership Plan and Trust Agreement (“ESOP”) to provide retirement benefits to eligible employees of the Bank for long and faithful service. An amendment and restatement was made to the ESOP effective January 1, 2007 and approved by the Board of Directors on January 18, 2007. Periodically, the Internal Revenue Service (“IRS”) requires a restatement of a qualified retirement plan to ensure that the plan document includes provisions required by legislative and regulatory changes made since the last restatement. There have been no substantive changes to the plan; however, to comply with the IRS rules, the Board of Directors approved a restated plan on January 26, 2012 (incorporated as Exhibit 10.5 in the 2011 10-K) and submitted the plan to the IRS for approval. The IRS issued a determination letter on September 26, 2013, stating that the plan satisfied the requirements of Code Section 4975 (e) (7). On January 26, 2017, the Board of Directors approved a restated plan (incorporated as Exhibit 10.6 in the 2016 10-K). The restated Plan was submitted to the IRS for approval and a determination letter was issued November 17, 2017, stating that the plan satisfies the requirements of Code Section 4975 (e) (7).

The Board of Directors of the Bank approved a cash contribution of $510,000 to the ESOP for the fiscal year ended December 31, 2019. The Board of Directors of the Bank approved cash contributions of $420,000 and $375,000 for the fiscal years ended December 31, 2018 and 2017, respectively. The contributions were made during the respective fiscal years.

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

The Bank is the Plan Administrator. Eugene H. Walpole, IV, Fleetwood S. Hassell, Sheryl G. Sharry and Douglas H. Sass, currently serve as the Plan Administrative Committee and Trustees for the Plan. At December 31, 2019, the Plan owned 313,703 shares of common stock of the Company.

THE BANK OF SOUTH CAROLINA STOCK INCENTIVE PLAN

We have a Stock Incentive Plan, which was approved in 1998, with 180,000 (329,422 adjusted for four 10% stock dividends, and a 25% stock dividend) shares reserved, and a Stock Incentive Plan, which was approved in 2010, with 300,000 (363,000 adjusted for two 10% stock dividends) shares reserved. Under both plans, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Participating employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. Employees are eligible to participate in this plan if the Executive/Long-Range Planning Committee, in its sole discretion, and the Compensation Committee as to Executive Officers who are members of the Executive/Long-Range Planning Committee, determines that an employee has contributed or can be expected to contribute to our profits or growth.

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

	2019	2018	2017	2016	2015
For December 31:
Net income	$7,318,433	$6,922,934	$4,901,825	$5,247,063	$4,884,288
Selected Year End Balances:
Total assets	445,012,520	429,135,198	446,566,498	413,949,636	399,172,512
Total loans(1)	279,134,958	275,863,705	272,274,363	264,962,325	248,442,944
Investment securities available for sale	100,449,956	119,668,874	139,250,250	119,978,944	119,997,585
Interest-bearing deposits at the Federal Reserve	39,320,526	25,506,784	24,034,194	18,101,300	23,898,862
Earning assets	418,905,440	421,039,363	435,558,807	403,042,569	392,339,391
Total deposits	379,191,655	382,378,388	402,888,300	372,522,851	358,718,612
Total shareholders’ equity	51,168,032	45,462,561	42,764,635	40,612,974	39,151,712
Weighted Average Shares Outstanding - basic	5,522,025	5,500,027	5,471,001	5,428,884	5,403,749
Weighted Average Shares Outstanding - diluted	5,588,090	5,589,012	5,568,493	5,561,739	5,573,794

For the Year:
Selected Average Balances:
Total assets	440,615,140	430,495,412	428,174,359	410,581,560	379,527,104
Total loans(1)	281,508,711	277,223,600	264,881,222	265,151,258	243,729,630
Investment securities available for sale	106,421,507	123,347,669	130,161,937	110,762,289	110,633,399
Interest-bearing deposits at the Federal Reserve	34,713,982	20,151,823	23,558,893	26,474,258	17,549,903
Earning assets	422,644,200	420,723,092	418,602,052	402,387,805	371,912,932
Total deposits	381,687,960	386,025,147	384,524,305	367,822,900	337,969,217
Total shareholders’ equity	49,242,545	43,691,359	43,121,778	41,479,755	38,631,718

Performance Ratios:
Return on average equity	14.86%	15.85%	11.37%	12.65%	12.64%
Return on average assets	1.66%	1.61%	1.14%	1.28%	1.29%
Average equity to average assets	11.18%	10.15%	10.07%	10.10%	10.18%
Net interest margin	4.28%	4.15%	3.76%	3.71%	3.72%
Net (recoveries) charge-offs to average loans	0.14%	(0.01)%	0.01%	0.05%	0.04%
Allowance for loan losses as a percentage of total loans(2)	1.46%	1.53%	1.43%	1.48%	1.41%

Per Share:
Basic income per common share(3)	$1.33	$1.26	$0.90	$0.96	$0.90
Diluted income per common share(3)	$1.31	$1.24	$0.88	$0.94	$0.88
Year end book value(3)	$9.25	$8.25	$7.79	$7.45	$7.24
Dividends per common share	$0.74	$0.70	$0.58	$0.54	$0.52
Dividend payout ratio	55.88%	54.68%	58.87%	50.86%	49.94%
Full time employee equivalents	79	79	77	74	81

(1)	Including mortgage loans to be sold.
(2)	Excluding mortgage loans to be sold.
(3)	Adjusted to retroactively reflect 10% stock dividend issued during the year ended December 31, 2018.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The Company is a bank holding company headquartered in Charleston, South Carolina, with $445.0 million in assets as of December 31, 2019 and net income of $7.3 million for the year ended December 31, 2019. The Company offers a broad range of financial services through its wholly owned subsidiary, the Bank. The Bank is a state-chartered commercial bank, which operates principally in the Charleston, Dorchester, and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long-standing relationships.

We derive most of our income from interest on loans and investment securities. The primary source of funding for making these loans and investment securities is our interest-bearing and non-interest-bearing deposits. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

In addition to earning interest on loans and investment securities, we earn income through fees and other expenses we charge to the customer. The various components of other income and other expenses are described in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position and operating results for the year ended as of December 31, 2019 as compared to December 31, 2018 and our operating results for 2018 compared to 2017 and 2017 compared to 2016, and should be read in conjunction with the consolidated financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2019 TO DECEMBER 31, 2018

Net income increased $0.4 million or 5.71% to $7.3 million, or basic and diluted income per share of $1.33 and $1.31, respectively, for the year ended December 31, 2019 from $6.9 million or basic and diluted income per share of $1.26 and $1.24, respectively, for the year ended December 31, 2018. The increase in net income was primarily due to rising interest rates in the first half of the year on interest-earning assets and a decrease in other operating expenses. Our returns on average assets and average equity for the year ended December 31, 2019 were 1.66% and 14.86%, respectively, compared with 1.61% and 15.85%, respectively, for the year ended December 31, 2018.

Net interest income increased $0.7 million or 3.75% to $18.1 million for the year ended December 31, 2019 from $17.4 million for the year ended December 31, 2018. This increase was primarily due to increases in interest and fees on loans. Interest and fees on loans increased $0.9 million or 5.74% to $16.0 million for the year ended December 31, 2019 from $15.1 million for the year ended December 31, 2018, as the result of the higher Federal Funds target rate set by the Federal Reserve during the first half of the year during an expansion of our loan portfolio.

Average earning assets increased $1.9 million or 0.46% to $422.6 million for the year ended December 31, 2019 from $420.7 million for the year ended December 31, 2018. This is primarily related to the increase in the average balance of loans and interest-bearing deposits at the Federal Reserve offset by decreases in average investment securities.

The provision to the allowance for loan losses for the year ended December 31, 2019 was $180,000 compared to $325,000 for the year ended December 31, 2018. The decrease was primarily driven by the composition of our loan portfolio in accordance with our allowance for loan loss methodology. The Board of Directors determined that this provision was appropriate based upon the adequacy of our reserve. Charge-offs of $407,027 and recoveries of $16,454, together with the provision to the allowance, resulted in an allowance for loan losses of $4.0 million or 1.46% of total loans at December 31, 2019.

Other income increased $0.2 million or 10.23% to $2.2 million for the year ended December 31, 2019, from $2.0 million for the year ended December 31, 2018. Our mortgage banking income increased $0.1 million or 19.54% to $0.9 million for the year ended December 31, 2019 from $0.8 million for the year ended December 31, 2018 due to increased volume. Mortgage banking income is highly influenced by mortgage interest rates and the housing market.

Other expense decreased $0.5 million or 4.14% to $10.6 million for the year ended December 31, 2019, from $11.1 million for the year ended December 31, 2018. Other operating expenses decreased $0.8 million to $2.2 million during the year ended December 31, 2019 from $3.0  million during the year ended December 31, 2018. This decrease is directly related to the amortization expense of $354,888 for our investment in a Federal Rehabilitation Tax Credit that was recorded during the year ended December 31, 2018.

For the year ended December 31, 2019, the Company’s effective tax rate was 22.91% compared to 13.81% during the year ended December 31, 2018. The increase in the effective tax rate is directly related to the expiration of our 2018 investment in a Federal Rehabilitation Tax Credit.

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

ASSET AND LIABILITY MANAGEMENT

We manage our assets and liabilities to ensure there is sufficient liquidity to enable management to fund deposit withdrawals, loan demand, capital expenditures, reserve requirements, operating expenses, and dividends; and to manage daily operations on an ongoing basis. Funds are primarily provided by the Bank through customer deposits, principal and interest payments on loans, mortgage loan sales, the sale or maturity of securities, temporary investments and earnings. The Asset Liability/Investment Committee (“ALCO”) manages asset and liability procedures though the ultimate responsibility rests with the President/Chief Executive Officer. At December 31, 2019, total assets increased 3.70% to $445.0 million from $429.1 million as of December 31, 2018 and total deposits decreased 0.83% to $379.2 million from $382.4 million as of December 31, 2018.

As of December 31, 2019, earning assets, which are composed of U.S. Treasury, Government Sponsored Enterprises and Municipal Securities in the amount of $100.4 million, interest-bearing deposits at the Federal Reserve in the amount of $39.3 million and total loans, including mortgage loans held for sale, in the amount of $279.1 million, constituted approximately 34.74% of our total assets.

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

Our policy is to minimize interest rate risk between interest-earning assets and interest-bearing liabilities at various maturities and to attempt to maintain an asset sensitive position over a one-year period. By adhering to this policy, we anticipate that our net interest margins will not be materially affected, unless there is an extraordinary and or precipitous change in interest rates. The average net interest rate margin for 2019 increased to 4.28% from 4.15% for 2018. At December 31, 2019 and 2018, our net cumulative gap was liability sensitive for periods less than one year and asset sensitive for periods of one year or more. The reason for the shift in sensitivity is the direct result of management’s strategic decision to invest excess funds held at the Federal Reserve into fixed rate investment securities that match our investment policy objectives. Management is aware of this departure from policy and will continue to closely monitor our sensitivity position going forward.

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

At December 31, 2019, the average maturity of the investment portfolio was 2.96 years with an average yield of 2.00% compared to 3.69 years with an average yield of 2.08% at December 31, 2018.

We do not take foreign exchange or commodity risks. In addition, we do not own mortgage-backed securities nor do we have any exposure to the sub-prime market or any other distressed debt instruments.

The following table summarizes our interest sensitivity position as of December 31, 2019.

	One Day	Less than three months	Three months to less than six months	Six months to less than one year	One year to less than five years	Five years or more	Total	Estimated Fair Value
(in thousands)
Interest-earning assets
Loans(1)	$126,870	$19,393	$16,001	$23,697	$92,847	$327	$279,135	$275,740
Investment securities available for sale(2)	—	5,885	1,334	3,403	80,247	8,969	99,838	100,450
Interest-bearing deposits at the Federal Reserve	39,321	—	—	—	—	—	39,321	39,321
Total	$166,191	$25,278	$17,335	$27,100	$173,094	$9,296	$418,294	$415,511

Interest-bearing liabilities
CD’s and other time deposits less than $250,000	$—	$6,406	$3,459	$4,295	$2,055	$—	$16,215	$17,598
CD’s and other time deposits $250,000 and over	—	1,387	2,064	2,517	—	—	5,968	4,364
Money market and interest-bearing demand accounts	194,141	—	—	—	—	—	194,141	194,141
Savings	37,247	—	—	—	—	—	37,247	37,247
Total	$231,388	$7,793	$5,523	$6,812	$2,055	$—	$253,571	$253,350

Net	$(65,197)	$17,485	$11,812	$20,288	$171,039	$9,296	$164,723
Cumulative		(47,712)	(35,900)	(15,612)	155,427	164,723

(1)	Including mortgage loans to be sold and deferred fees.
(2)	At amortized cost.

LIQUIDITY

Historically, we have maintained our liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets.

The following table summarizes future contractual obligations as of December 31, 2019.

	Payment Due by Period
	Total	Less than one year	One to five years	After five years
Contractual Obligations
(in thousands)
Time deposits	$22,183	$20,128	$2,055	$—
Operating leases	15,405	902	3,763	10,740
Total contractual cash obligations	$37,588	$21,030	$5,818	$10,740

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, investments available for sale, interest-bearing deposits at the Federal Reserve, and mortgage loans held for sale. Our primary liquid assets accounted for 34.74% and 35.58% of total assets at December 31, 2019 and 2018, respectively. Investment securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the investment securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At December 31, 2018, we had unused short-term lines of credit totaling approximately $23.0 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for liquidity include increasing deposits by raising interest rates paid and selling mortgage loans held for sale. We also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At December 31, 2019, we could borrow up to $56.8 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing demand accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our reliance on certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At December 31, 2019 and 2018, our liquidity ratio was 36.18% and 34.27%, respectively.

Average earning assets increased by $1.9 million from 2018 to 2019. This increase was primarily due proceeds from the sale or maturity of investment securities reinvested at the Federal Reserve as well as an increase of $4.3 million in average loans.

The following table shows the composition of average assets over the past five fiscal years.

	2019	2018	2017	2016	2015
Loans(1), net	$277,395,432	$273,329,677	$260,987,352	$261,587,734	$240,380,985
Investment securities available for sale	106,421,507	123,347,669	130,161,937	110,762,289	110,633,399
Interest-bearing deposits at the Federal Reserve	34,713,982	20,151,823	23,558,893	26,474,258	17,549,903
Non-earning assets	22,084,219	13,666,243	13,466,177	11,757,279	10,962,817
Total average assets	$440,615,140	$430,495,412	$428,174,359	$410,581,560	$379,527,104

(1)	Including mortgage loans to be sold and deferred fees.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates.

	2019 vs. 2018			2018 vs. 2017			2017 vs. 2016
	Volume	Rate	Net Dollar Change(1)	Volume	Rate	Net Dollar Change(1)	Volume	Rate	Net Dollar Change(1)
Loans(2)	$237,995	$629,980	$867,975	$619,462	$1,219,536	$1,838,998	$(12,868)	$448,286	$435,418
Investment securities available for sale	(364,113)	(64,792)	(428,905)	(133,820)	138,800	4,980	390,667	(83,722)	306,945
Interest-bearing deposits at the Federal Reserve	284,163	52,108	336,271	(38,839)	162,625	123,786	(16,770)	147,957	131,187
Interest income	$158,045	$617,296	$775,341	$466,803	$1,520,961	$1,967,764	$361,029	$512,521	$873,550

Interest-bearing transaction accounts	$28,048	$137,012	$165,060	$(1,334)	$214,584	$213,250	$12,863	$(2,853)	$10,010
Savings	(4,507)	20,217	15,710	1,355	40,614	41,969	6,097	(340)	5,757
Time deposits	(80,972)	20,987	(59,985)	(11,973)	27,277	15,304	(14,974)	44,330	29,356
Interest expense	$(57,431)	$178,216	$120,785	$(11,952)	$282,475	$270,523	$3,986	$41,137	$45,123

Increase in net interest income			$654,556			$1,697,241			$828,427

(1)	Volume/Rate changes have been allocated to each category based on the percentage of each to the total change.

(2)	Including mortgage loans to be sold.

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

The following table shows the yields on average earning assets and average interest-bearing liabilities.

	2019			2018			2017
	Average Balance	Interest Paid/Earned	Average Yield/Rate(1)	Average Balance	Interest Paid/Earned	Average Yield/Rate(1)	Average Balance	Interest Paid/Earned	Average Yield/Rate(1)
Interest-earning assets
Loans(2)	$281,508,711	$15,994,290	5.68%	$277,223,600	$15,126,316	5.46%	$264,881,222	$13,287,318	5.02%
Investment Securities Available for Sale	106,421,507	2,188,094	2.06%	123,347,669	2,616,998	2.12%	130,161,937	2,612,018	2.01%
Federal Funds Sold & Interest-bearing deposits	34,713,982	729,868	2.10%	20,151,823	393,597	1.95%	23,558,893	269,811	1.15%
Total earning assets	$422,644,200	$18,912,252	4.47%	$420,723,092	$18,136,911	4.31%	$418,602,052	$16,169,147	3.86%

Interest-bearing liabilities
Interest-bearing transaction accounts	$189,114,988	$552,612	0.29%	$176,796,964	$387,552	0.22%	$178,146,123	$174,302	0.10%
Savings	32,934,733	97,707	0.30%	34,857,035	81,997	0.24%	33,694,318	40,028	0.12%
Time Deposits	26,456,064	164,852	0.62%	41,325,783	224,837	0.54%	44,097,537	209,533	0.48%
Total interest-bearing liabilities	$248,505,785	$815,171	0.33%	$252,979,782	$694,386	0.27%	$255,937,978	$423,863	0.17%

Net interest spread			4.14%			4.04%			3.69%
Net interest margin			4.28%			4.15%			3.76%
Net interest income		$18,097,081			$17,442,525			$15,745,284

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis.
(2)	Average loan balances include non-accrual loans and mortgage loans to be sold.

INVESTMENT PORTFOLIO

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at December 31, 2019.

	Amortized Cost
	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total	Estimated Fair Value
(in thousands)
U.S. Treasury Notes	$3,000	$20,081	$—	$—	$23,081	$23,180
Government-Sponsored Enterprises	—	45,057	5,083	—	50,140	50,498
Municipal Securities	6,186	12,123	8,309	—	26,618	26,772
Total	$9,186	$77,261	$13,392	$—	$99,839	$100,450

Weighted average yields
U.S. Treasury Notes	1.75%	1.79%	—%	—%
Government-Sponsored Enterprises	—%	2.09%	1.87%	—%
Municipal Securities	2.00%	2.27%	2.06%	—%
Total	1.98%	2.18%	2.05%	—%	2.00%

The following tables present the amortized cost and estimated fair value of investment securities for the past three years.

December 31, 2019	Amortized Cost	Estimated Fair Value
(in thousands)
U.S. Treasury Notes	$23,080	$23,180
Government-Sponsored Enterprises	50,140	50,498
Municipal Securities	26,618	26,772
Total	$99,838	$100,450

December 31, 2018	Amortized Cost	Estimated Fair Value
(in thousands)
U.S. Treasury Notes	$32,966	$32,357
Government-Sponsored Enterprises	60,685	59,369
Municipal Securities	28,268	27,943
Total	$121,919	$119,669

December 31, 2017 (in thousands)	Amortized Cost	Estimated Fair Value
U.S. Treasury Notes	$35,971	$35,560
Government-Sponsored Enterprises	64,444	63,556
Municipal Securities	40,192	40,134
Total	$140,607	$139,250

As of December 31, 2019, we had no U.S. Treasury Notes with an unrealized loss compared to seven U.S. Treasury Notes with an unrealized loss of $609,059 at December 31, 2018. At December 31, 2019, we had one Government-Sponsored Enterprises with an unrealized loss of $43,100 compared to 13 Government-Sponsored Enterprises with an unrealized loss of $1.3 million at December 31, 2018. At December 31, 2019, we had 10 Municipal Securities with an unrealized loss of $16,454 compared to 33 Municipal Securities with an unrealized loss of $437,941 at December 31, 2018. The unrealized losses on these securities are related to the changes in the interest rate environment. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Therefore, these investments are not considered other-than-temporarily impaired. We have the ability to hold these investments until market price recovery or maturity.

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

LOAN PORTFOLIO COMPOSITION

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic market. At December 31, 2019, outstanding loans (including deferred loan fees of $155,697) totaled $274.1 million, which equaled 72.28% of total deposits and 61.59% of total assets.

The following table is a schedule of our loan portfolio, excluding both mortgage loans to be sold and deferred loan fees, as of December 31, 2019, compared to the prior four years.

	Book Value of Loans as of December 31,
(in thousands)	2019	2018	2017	2016	2015
Commercial	$52,848	$54,829	$51,723	$52,262	$50,938
Commercial real estate construction	12,491	7,304	2,318	1,209	1,005
Commercial real estate other	143,824	143,703	140,187	122,968	115,736
Consumer real estate	59,532	63,787	70,798	77,132	69,777
Consumer other	5,378	5,040	5,155	7,005	5,166
Total	$274,073	$274,664	$270,181	$260,576	$242,622

We had no foreign loans or loans to fund leveraged buyouts at any time during the years ended December 31, 2015 through December 31, 2019.

The following table presents the contractual terms to maturity for loans outstanding at December 31, 2019. Demand loans, loans having no stated schedule of repayment or stated maturity, and overdrafts are reported as due in one year or less. The table does not include an estimate of prepayments, which can significantly affect the average life of loans and may cause our actual principal experience to differ from that shown.

	Selected Loan Maturity as of December 31, 2019
(in thousands)	One Year or Less	Over One Year but Less Than 5 years	Over 5 Years	Total
Commercial	$31,448	$20,766	$634	$52,848
Commercial real estate construction	6,697	5,794	—	12,491
Commercial real estate other	39,974	91,656	12,194	143,824
Consumer real estate	15,169	7,298	37,065	59,532
Consumer other	1,938	3,368	72	5,378
Total	$95,226	$128,882	$49,965	$274,073

Loans maturing after one year with:
Fixed interest rates				$93,087
Floating interest rates				—
Total				$93,087

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

Impairment loss is measured by:

a.	The present value of the future cash flow discounted at the loan’s effective interest rate, or
b.	The fair value of the collateral if the loan is collateral dependent.

The following is a schedule of our impaired loans and non-accrual loans.

	Impaired and Non-Accrual Loans as of December 31,
Loan	2019	2018	2017	2016	2015
Non-accrual loans	$1,666,301	$823,534	$831,859	$1,741,621	$2,061,088
Impaired loans	$4,776,928	$4,278,347	$3,724,262	$5,901,784	$6,542,707

TROUBLED DEBT RESTRUCTURINGS

According to GAAP, we are required to account for certain loan modifications or restructurings as a troubled debt restructuring (“TDR”), when appropriate. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Three factors must always be present:

1. An existing credit must formally be renewed, extended, or modified,

2. The borrower is experiencing financial difficulties, and

3. We grant a concession that we would not otherwise consider.

The following is a schedule of our TDR’s including the number of loans represented.

	Troubled Debt Restructurings as of December 31,
	2019	2018	2017	2016	2015
Number of TDRs	3	—	1	2	3
Amount of TDRs	$573,473	$—	$33,300	$378,382	$458,268

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
	c)	Maintenance of financial information risk

The sum of each component’s analysis contributes to the total “estimated loss” within our portfolio.

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

Although significantly under our policy threshold of 100% of capital (currently approximately $51.2 million), the number of overmargined real estate loans currently totals approximately $4.8 million or approximately 1.74% of our loan portfolio at December 31, 2019 compared to $8.6 million or approximately 3.12% of the loan portfolio at December 31, 2018.

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

National and local economic trends and conditions

National and local economic trends and conditions are constantly changing and both positively and negatively impact borrowers. Most macroeconomic conditions are not controllable by us and are incorporated into the qualitative risk factors. Natural and environmental disasters, including the rise of sea levels, political uncertainty, international instability, as well as problems in the traditional mortgage market are a few of the trends and conditions that are currently affecting the national and local economies. These changes have impacted borrowers’ ability, in many cases, to repay loans in a timely manner. On occasion, a loan’s primary source of repayment (i.e. personal income, cash flow, or lease income) may be eroded as a result of unemployment, lack of revenues, or the inability of a tenant to make rent payments.

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

Effects of changes in credit concentrations

The risks associated with the effects of changes in credit concentration include loan, geographic and regulatory concentrations. As of December 31, 2019, three Standard Industrial Code groups comprised more than 2% of our total outstanding loans. The groups are activities related to real estate, offices and clinics of doctors, and offices of lawyers.

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

Financial Information Risk includes a function of time during which the borrower’s financial condition may change; therefore, keeping financial information up to date is important to us. Our policy requires all new loans (with a credit exposure of $10,000 or more), regardless of the customer’s history with us, to have updated financial information. In addition, we monitor appraisals closely as real estate values are appreciating.

Based on our analysis of the adequacy of the allowance for loan loss model, we recorded a provision for loan loss of $180,000 for the year ended December 31, 2019 compared to $325,000 for the year ended December 31, 2018. At December 31, 2019, the five-year average loss ratios were: 0.20% Commercial, 0.00% Commercial Real Estate Construction, 0.01% Commercial Real Estate Other, -0.01% Consumer Real Estate, and 0.41% Consumer Other.

During the year ended December 31, 2019, charge-offs of $407,027 and recoveries of $16,454 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $4.0 million or 1.46% of total loans, compared to charge-offs of $115,887 and recoveries of $129,820 resulting in an allowance for loan losses of $4.2 million or 1.53% of total loans at December 31, 2018. We believe loss exposure in the portfolio is identified, reserved against, and closely monitored to ensure that economic changes are promptly addressed in the analysis of reserve adequacy.

The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans may continue even though they are 90 days past due if the loans are well secured or in the process of collection and we deem it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six to nine months, they are reviewed individually to determine if they should be returned to accrual status. At December 31, 2019 and 2018, there were no loans over 90 days past due still accruing interest.

The following table represents a summary of loan loss experience for the past five years.

	2019	2018	2017	2016	2015
(in thousands)
Balance of the allowance of loan losses at the beginning of the period	$4,214	$3,875	$3,852	$3,418	$3,335

Charge-offs
Commercial	(399)	(31)	—	(33)	(100)
Commercial Real Estate Construction	—	—	—	—	—
Commercial Real Estate Other	—	—	(181)	(78)	(55)
Consumer Real Estate	—	—	—	(82)	(6)
Consumer Other	(8)	(85)	(5)	(15)	(40)
Total charge-offs	(407)	(116)	(186)	(208)	(201)

Recoveries
Commercial	12	14	6	—	9
Commercial Real Estate Construction	—	—	—	—	—
Commercial Real Estate Other	—	57	87	65	54
Consumer Real Estate	—	45	60	—	6
Consumer Other	5	14	1	7	22
Total recoveries	17	130	154	72	91
Net (charge-offs) recoveries	(390)	14	(32)	(136)	(110)

Provision charged to operations	180	325	55	570	193

Balance of the allowance for loan losses at the end of the period	$4,004	$4,214	$3,875	$3,852	$3,418

We believe the allowance for loan losses at December 31, 2019, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events that we believe to be reasonable, but may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting our operating results.

The following table presents a breakdown of the allowance for loan losses for the past five years.

	December 31,
	2019		2018		2017		2016		2015
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
(in thousands)
Commercial	$1,430	19%	$1,665	20%	$1,404	20%	$1,545	20%	$897	21%
Commercial Real Estate Construction	109	5%	64	3%	23	3%	52	1%	60	1%
Commercial Real Estate Other	1,271	52%	1,292	52%	1,550	52%	1,375	47%	1,345	47%
Consumer Real Estate	496	22%	387	23%	797	23%	726	29%	941	29%
Consumer Other	698	2%	806	2%	101	2%	154	3%	175	2%
Total	$4,004	100%	$4,214	100%	$3,875	100%	$3,852	100%	$3,418	100%

(1)	Loan category as a percentage of total loans.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to the methodology used to determine the allowance for loan losses described above, adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. During the year ended December 31, 2019, a provision of $3,701 was recorded compared to a provision of $4,482 during the year ended December 31, 2018. The balance for the reserve for unfunded lending commitments was $33,018 and $29,308 as of December 31, 2019 and 2018, respectively.

OTHER REAL ESTATE OWNED

Real estate acquired because of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until it is sold. When the property is acquired, it is recorded at the lesser of the fair value of the property less estimated selling costs or the total loan balance. It is in our best interest to determine the fair market value by engaging an independent appraisal within 30 days of property being acquired into OREO. We cannot hold the property for a period of more than five years unless we have prior approval from the Commissioner of Banking of the State Board of Financial Institutions. The Bank will pay property taxes along with insurance and various other expenses until the property is sold. There were no properties classified as OREO during the year or at year ended December 31, 2019. During the year ended December 31, 2018, one property in the amount of $411,842 was sold at a loss of $33,476. There were no properties classified as OREO as of December 31, 2018. OREO as of December 31, 2017 consisted of one property in the amount of $435,479 compared to one property in the amount of $521,943 at December 31, 2016. One loan receivable valued at $98,832 transferred to OREO and subsequently sold during the year ended December 31, 2017 for a loss of $1,477. One property sold during the year ended December 31, 2016 for a loss of $13,450.

NONPERFORMING ASSETS

Nonperforming assets include OREO, nonaccrual loans and loans past due 90 days or more and still accruing interest. The following table summarizes nonperforming assets for the five years ended December 31:

Nonperforming Assets (in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans	$1,666	$824	$832	$1,742	$2,061
Loans past due 90 days or more and still accruing interest	—	—	33	123	2
Total nonperforming loans	1,666	824	865	1,865	2,063
Other real estate owned	—	—	435	522	620
Total nonperforming assets	$1,666	$824	$1,300	$2,387	$2,683

Nonperforming loans to total loans	0.61%	0.30%	0.29%	0.72%	0.85%
Nonperforming assets to total assets	0.37%	0.19%	0.32%	0.58%	0.67%

DEPOSITS

The following table shows the contractual maturities of time deposits in denominations of $100,000 or more at December 31, 2019.

	One Day	Less than three months	Three months to less than six months	Six months to less than one year	One year to less than five years	Five years or more	Total
(in thousands)
CD’s and other time deposits less than $100,000	$—	$3,108	$1,707	$2,158	$1,041	$—	$8,014
CD’s and other time deposits $100,000 and over	—	4,684	3,816	4,655	1,014	—	14,169
Total	$—	$7,792	$5,523	$6,813	$2,055	$—	$22,183

Certificates of Deposit $100,000 and over decreased $10.8 million or 43.31% to $14.2 million as of December 31, 2019 from $25.0 million as of December 31, 2018. This decrease was primarily due to the maturity of Public Funds used for construction projects.

The following table presents average deposits by category.

	2019		2018		2017
(in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand	$133,182	N/A	$133,045	N/A	$128,586	N/A
Interest-bearing transaction accounts	189,115	0.29%	176,797	0.22%	178,146	0.10%
Savings	32,935	0.30%	34,857	0.24%	33,694	0.12%
Time deposits	26,456	0.62%	41,326	0.54%	44,098	0.48%
	$381,688		$386,025		$384,524

Deposits decreased $3.2 million or 0.83% to $379.2 million as of December 31, 2019, from $382.4 million as of December 31, 2018. Non-interest bearing deposits decreased $5.3 million to $125.6 million as of December 31, 2019, primarily due to settlements of municipal accounts to fund projects.

We fund growth through core deposits. We do not have, nor do we rely on, Brokered Deposits or Internet Deposits.

SHORT-TERM BORROWINGS

At December 31, 2019 and 2018, we had no outstanding federal funds purchased. We have a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement, we may borrow up to $56.8 million. We established this arrangement as an additional source of liquidity. There have been no borrowings under this arrangement.

At December 31, 2019 and 2018, the Bank had unused short-term lines of credit totaling approximately $23.0 million (which are withdrawable at the lender’s option).

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

Our off-balance sheet arrangements consist principally of commitments to extend credit described below. We estimate probable losses related to binding unfunded lending commitments and record a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At December 31, 2019 and 2018, the balance of this reserve was $33,018 and $29,308, respectively. At December 31, 2019 and 2018, we had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $105.5 million and $96.1  million as of December 31, 2019 and 2018, respectively.

Standby letters of credit represent our obligation to a third party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2019 and 2018 was $1.1 million and $1.2 million, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $5.1 million at December 31, 2019, to sell loans held for sale of $5.1 million, compared to forward sales commitments of $1.2 million at December 31, 2018, to sell loans held for sale of $1.2 million. The fair value of these commitments was not significant at December 31, 2019 or 2018. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $19.1 million at December 31, 2019 and $14.9  million at December 31, 2018. For the twelve months ended December 31, 2019 and December 31, 2018, there were no loans repurchased.

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

CAPITAL RESOURCES

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of options to purchase stock. Total shareholders’ equity at December 31, 2019 was $51.2 million. The rate of asset growth since our inception has not negatively impacted our capital base.

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

At December 31, 2019, the Bank was categorized as “well capitalized”. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10.00%, 8.00%, 6.50% and 5.00%, respectively, and to be categorized as “adequately capitalized,” the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8.00%, 6.00%, 4.50%, and 4.00%, respectively.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the financial statements. We must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Current and previous quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. We believe, as of December 31, 2019, that the Company and the Bank meet all capital adequacy requirements to which we are subject.

There are no current conditions or events that we are aware of that would change the Company’s or the Bank’s category.

Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bank of South Carolina Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation and its subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements and schedules (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Columbia, South Carolina

March 6, 2020

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2019	2018
ASSETS
Cash and due from banks	$9,773,893	$6,325,457
Interest-bearing deposits at the Federal Reserve	39,320,526	25,506,784
Investment securities available for sale (amortized cost of $99,838,799 and $121,918,501 in 2019 and 2018, respectively)	100,449,956	119,668,874
Mortgage loans to be sold	5,062,398	1,199,438
Loans	274,072,560	274,664,267
Less: Allowance for loan losses	(4,003,758)	(4,214,331)
Net loans	270,068,802	270,449,936
Premises, equipment and leasehold improvements, net	4,290,435	2,335,207
Right of use asset	13,209,217	—
Other real estate owned	—	—
Accrued interest receivable	1,309,772	1,561,915
Other assets	1,527,521	2,087,587

Total assets	$445,012,520	$429,135,198

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$125,621,031	$130,940,138
Interest bearing demand	125,175,935	94,207,731
Money market accounts	68,964,879	87,300,433
Time deposits over $250,000	5,967,559	15,909,991
Other time deposits	16,215,228	18,558,734
Other savings deposits	37,247,023	35,461,361
Total deposits	379,191,655	382,378,388

Accrued interest payable and other liabilities	1,443,616	1,294,249
Lease liability	13,209,217	—
Total liabilities	393,844,488	383,672,637
Commitments and contingencies in Notes 7 and 12
Shareholders’ equity
Common stock - no par 12,000,000 shares authorized; Issued 5,799,637 shares at December 31, 2019 and 5,777,474 shares at December 31, 2018. Shares outstanding 5,530,001 and 5,510,917 at December 31, 2019 and December 31, 2018, respectively.	—	—
Additional paid in capital	47,131,034	46,857,734
Retained earnings	5,879,409	2,650,296
Treasury stock: 269,636 shares as of December 31, 2019 and 266,557 shares as of December 31, 2018	(2,325,225)	(2,268,264)
Accumulated other comprehensive income (loss), net of income taxes	482,814	(1,777,205)
Total shareholders’ equity	51,168,032	45,462,561

Total liabilities and shareholders’ equity	$445,012,520	$429,135,198

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2019	2018	2017
Interest and fee income
Loans, including fees	$15,994,290	$15,126,316	$13,287,318
Taxable securities	1,617,471	1,872,285	1,585,505
Tax-exempt securities	570,623	744,713	1,026,513
Other	729,868	393,597	269,811
Total interest and fee income	18,912,252	18,136,911	16,169,147

Interest expense
Deposits	815,171	694,386	423,863
Total interest expense	815,171	694,386	423,863

Net interest income	18,097,081	17,442,525	15,745,284
Provision for loan losses	180,000	325,000	55,000
Net interest income after provision for loan losses	17,917,081	17,117,525	15,690,284

Other income
Service charges and fees	1,175,657	1,168,808	1,135,037
Mortgage banking income	940,671	786,893	1,057,457
Gain on sales of securities, net	50,707	4,735	45,820
Other non-interest income	31,574	34,189	30,157
Total other income	2,198,609	1,994,625	2,268,471

Other expense
Salaries and employee benefits	6,809,258	6,488,229	6,060,831
Net occupancy expense	1,623,590	1,580,929	1,571,076
Other operating expenses	2,189,135	2,953,463	2,517,737
Net other real estate owned expenses	—	57,613	92,652
Total other expense	10,621,983	11,080,234	10,242,296

Income before income tax expense	9,493,707	8,031,916	7,716,459
Income tax expense	2,175,274	1,108,982	2,814,634

Net income	$7,318,433	$6,922,934	$4,901,825

Weighted average shares outstanding
Basic	5,522,025	5,500,027	5,471,001
Diluted	5,588,090	5,589,012	5,568,493

Basic income per common share	$1.33	$1.26	$0.90
Diluted income per common share	$1.31	$1.24	$0.88

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
Net income	$7,318,433	$6,922,934	$4,901,825
Other comprehensive income
Unrealized gain (loss) on securities arising during the period	2,911,491	(893,070)	(347,066)
Reclassification adjustment for securities gains realized in net income	(50,707)	(4,735)	(45,820)
Other comprehensive income (loss) before tax	2,860,784	(897,805)	(392,886)
Income tax effect related to items of other comprehensive income before tax	(600,765)	192,280	116,007
Other comprehensive income (loss) after tax	2,260,019	(705,525)	(276,879)
Total comprehensive income	$9,578,452	$6,217,409	$4,624,946

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019, 2018, 2017

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2016	4,956,139	$36,824,022	$6,643,476	$(2,247,415)	$(607,109)	$40,612,974
Net income	—	—	4,901,825	—	—	4,901,825
Other comprehensive loss	—	—	—	—	(276,879)	(276,879)
Stock option exercises, net of surrenders	33,140	340,843	—	—	—	340,843
Stock-based compensation expense	—	71,701	—	—	—	71,701
Reclassification of tax effects stranded in accumulated other comprehensive income by tax reform	—	—	187,692	—	(187,692)	—
Cash dividends ($0.58 per common share)	—	—	(2,885,829)	—	—	(2,885,829)
December 31, 2017	4,989,279	$37,236,566	$8,847,164	$(2,247,415)	$(1,071,680)	$42,764,635

Net income	—	—	6,922,934	—	—	6,922,934
Other comprehensive loss	—	—	—	—	(705,525)	(705,525)
Stock option exercises, net of surrenders	22,550	214,418	—	(20,849)	—	193,569
Stock-based compensation expense	—	72,408	—	—	—	72,408
Cash dividends ($0.70 per common share)	—	—	(3,785,460)	—	—	(3,785,460)
Common stock dividend, 10%	499,088	9,334,342	(9,334,342)	—	—	—
December 31, 2018	5,510,917	$46,857,734	$2,650,296	$(2,268,264)	$(1,777,205)	$45,462,561

Net income	—	—	7,318,433	—	—	7,318,433
Other comprehensive gain	—	—	—	—	2,260,019	2,260,019
Stock option exercises, net of surrenders	19,084	195,247	—	(56,961)	—	138,286
Stock-based compensation expense	—	78,053	—	—	—	78,053
Cash dividends ($0.74 per common share)	—	—	(4,089,320)	—	—	(4,089,320)
December 31, 2019	5,530,001	$47,131,034	$5,879,409	$(2,325,225)	$482,814	$51,168,032

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$7,318,433	$6,922,934	$4,901,825
Adjustments to reconcile net income net cash provided by operating activities:
Depreciation	230,377	195,921	193,298
Gain on sale of investment securities	(50,707)	(4,735)	(45,820)
Loss on sale of other real estate owned	—	33,476	1,477
Loss on disposal of premises, equipment, and leasehold improvements, net	—	428	—
Valuation and other adjustments to other real estate owned	—	23,637	86,464
Provision for loan losses	180,000	325,000	55,000
Stock-based compensation expense	78,053	72,408	71,701
Deferred income taxes	432,844	(217,637)	276,362
Net amortization of unearned discounts on investment securities available for sale	247,624	303,530	381,079
Origination of mortgage loans held for sale	(67,783,219)	(55,504,124)	(55,791,625)
Proceeds from sale of mortgage loans held for sale	63,920,259	56,398,409	58,084,112
Decrease (increase) in accrued interest receivable and other assets	(221,400)	472,740	(78,328)
Increase in accrued interest payable and other liabilities	91,204	295,071	46,412
Net cash provided by operating activities	4,443,468	9,317,058	8,181,957

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	9,356,835	6,932,927	4,713,870
Proceeds from sale of investment securities available for sale	30,412,250	21,434,634	20,231,265
Purchase of investment securities available for sale	(17,886,300)	(9,978,050)	(44,944,586)
Proceeds from sale of other real estate owned	—	378,366	89,355
Net decrease (increase) in loans	201,134	(4,469,694)	(9,726,576)
Purchase of premises, equipment, and leasehold improvements, net	(2,185,605)	(287,031)	(141,199)
Net cash provided by (used in) investing activities	19,898,314	14,011,152	(29,777,871)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(3,186,733)	(20,509,912)	30,365,449
Dividends paid	(4,031,157)	(3,699,845)	(2,832,489)
Stock options exercised, net of surrenders	138,286	193,569	340,843
Net cash (used in) provided by financing activities	(7,079,604)	(24,016,188)	27,873,803
Net increase (decrease) in cash and cash equivalents	17,262,178	(687,978)	6,277,889
Cash and cash equivalents at the beginning of the period	31,832,241	32,520,219	26,242,330
Cash and cash equivalents at the end of the period	$49,094,419	$31,832,241	$32,520,219

Cash paid during the period for:
Interest	$940,299	$626,700	$379,302
Income taxes	$1,761,574	$1,169,085	$2,496,047

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$2,260,019	$(705,525)	$(276,879)
Change in dividends payable	$58,163	$85,615	$53,340
Transfer of loans to other real estate owned	$—	$—	$90,832
Right of use assets obtained in exchange for lease obligation	$13,519,027	$—	$—
Change in right of use assets and lease liabilities	$309,810	$—	$—

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

Depository institutions are required to maintain reserve and clearing balances at the Federal Reserve Bank. Vault cash satisfied our daily reserve requirement for the years ended December 31, 2019 and 2018, respectively.

Interest-bearing Deposits at the Federal Reserve:

Interest-bearing deposits at the Federal Reserve mature daily and are carried at cost.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for 2019 and 2018.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance for loan losses (the “allowance”) is our estimate of credit losses inherent in the loan portfolio. The allowance is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when we believe the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is evaluated on a regular basis and is based upon our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Concentration of Credit Risk:

Our primary market consists of the counties of Berkeley, Charleston and Dorchester, South Carolina. As of December 31, 2019, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

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

Leases:

In accordance with ASU 2016-02, the Company determines if a contractual arrangement is a lease at inception. Operating leases are included in the operating right of use ("ROU") assets and current operating lease liabilities on the Company's Consolidated Balance Sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Currently, the Company does not have any finance leases.

Beginning January 1, 2019, operating lease ROU assets and lease liabilities are recognized at the commencement of the lease based on the present value of lease payments over the lease term. The lease payments included in the present value are fixed payments and index-based variable lease payments. The Company estimates the incremental borrowing rate, based on information available at the commencement of the lease, as most of the Company's leases do not include an implicit rate.

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. We believe that we had no uncertain tax positions for the years ended December 31, 2019 and 2018.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation:

Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required expected term, generally defined as the average vesting period (7.5 years).

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

Interest Rate Lock Commitments and Forward Sale Contracts:

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitments before the loan is funded. In order to hedge the change in interest rates resulting from commitments to fund the loans, we enter into forward commitments for the future delivery of mortgage loans when the interest rate is locked. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in income when they occur. As a result of the short-term nature of mortgage loans held for sale (derivative contract), our derivative instruments were considered to be immaterial as of December 31, 2019 and 2018.

We had no embedded derivative instruments requiring hedge accounting treatment at December 31, 2019. We do not currently engage in hedging activities.

Recent Accounting Pronouncements:

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which revises certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 – Leases. This update clarifies how to apply certain aspects of the new leases standard. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which gives entities another option for transition and to provide lessors with a practical expedient. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, providing narrow-scope improvements for lessors, that provides relief in the accounting for sales, use and similar taxes, the accounting for other costs paid by a lessee that may benefit a lessor, and variable payments when contracts have lease and non-lease components. The amendments became effective for January 1, 2019. A modified retrospective transition approach was required, applying the new standard to all leases existing at the date of initial application. The Bank has chosen to use the effective date, January 1, 2019, as its date of initial application; therefore, the financial information was not provided for dates or periods prior to January 1, 2019. The Bank considered all relevant contractual provisions, including renewal and termination options, and determined the remaining lease terms of each respective lease. The Bank considered past practices, market area, and contract terms of all leases and assumed all renewal options would be exercised. To determine the incremental borrowing rate, the Bank used the rate of interest it would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Bank does not have any finance leases or material subleases or leasing arrangements in which it is the lessor of the property or equipment. The adoption of this standard did not materially affect the change in the Bank’s recognition of lease expense in future periods, but added the ROU asset and corresponding lease liability on the Company’s Consolidated Balance Sheet.

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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The amendments became effective for the Company on January 1, 2019 and did not have a material effect on its financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which provides guidance to simply accounting for income taxes by removing specific technical exceptions that can produce information investors do not understand. The amendments improve and simplify the application of GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on the financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows.

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$23,080,465	$99,735	$—	$23,180,200
Government-Sponsored Enterprises	50,139,959	401,336	(43,100)	50,498,195
Municipal Securities	26,618,375	169,640	(16,454)	26,771,561

Total	$99,838,799	$670,711	$(59,554)	$100,449,956

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury Notes	$32,965,693	$—	$(609,059)	$32,356,634
Government-Sponsored Enterprises	60,684,878	—	(1,315,598)	59,369,280
Municipal Securities	28,267,930	112,971	(437,941)	27,942,960

Total	$121,918,501	$112,971	$(2,362,598)	$119,668,874

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2019 and 2018, by contractual maturity are in the following table.

	December 31, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$9,185,615	$9,191,226	$4,246,325	$4,249,570
Due in one year to five years	77,261,123	77,815,119	99,753,174	97,915,185
Due in five years to ten years	13,392,061	13,443,611	17,504,456	17,128,425
Due in ten years and over	—	—	414,546	375,694

Total	$99,838,799	$100,449,956	$121,918,501	$119,668,874

Securities pledged to secure deposits at December 31, 2019 and 2018, had a carrying amount of $37,648,687 and $41,547,205, respectively.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	—	$—	$—	—	$—	$—	—	$—	$—
Government-Sponsored Enterprises	1	5,039,550	(43,100)	—	—	—	1	5,039,550	(43,100)
Municipal Securities	9	3,199,517	(13,335)	1	330,880	(3,119)	10	3,530,397	(16,454)

Total	10	$8,239,067	$(56,435)	1	$330,880	$(3,119)	11	$8,569,947	$(59,554)

	December 31, 2018
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	—	$—	$—	7	$32,356,634	$(609,059)	7	$32,356,634	$(609,059)
Government-Sponsored Enterprises	2	9,967,000	(14,302)	11	49,402,280	(1,301,296)	13	59,369,280	(1,315,598)
Municipal Securities	2	1,362,286	(7,547)	31	11,840,912	(430,394)	33	13,203,198	(437,941)

Total	4	$11,329,286	$(21,849)	49	$93,599,826	$(2,340,749)	53	$104,929,112	$(2,362,598)

The table below shows the proceeds received from sales of securities available for sale and gross realized gains and losses.

	For the Year Ended December 31,
	2019	2018	2017
Gross proceeds	$30,412,250	$21,434,634	$20,231,265
Gross realized gains	114,888	104,634	154,692
Gross realized losses	(64,181)	(99,899)	(108,872)

The tax provision related to these gains was $10,648 and $994 for the year ended December 31, 2019 and 2018, respectively.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans (net of deferred loan fees of $155,697 at December 31, 2019, and $156,309  at December 31, 2018) are shown in the table below.

	December 31, 2019	December 31, 2018
Commercial	$52,848,455	$54,829,078
Commercial real estate:
Construction	12,491,078	7,304,300
Other	143,821,990	143,703,401
Consumer:
Real estate	59,533,045	63,787,411
Other	5,377,992	5,040,077
Total loans	274,072,560	274,664,267
Allowance for loan losses	(4,003,758)	(4,214,331)
Loans, net	$270,068,802	$270,449,936

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had $85.2 million and $101.9  million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at December 31, 2019 and 2018, respectively.

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

The following tables illustrate credit risks by category and internally assigned grades at December 31, 2019 and December 31, 2018. “Pass” includes loans internally graded as excellent, good and satisfactory.

	December 31, 2019
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Pass	$48,098,936	$12,005,834	$137,641,011	$56,034,247	$4,966,615	$258,746,643
Watch	2,303,568	485,244	3,758,220	2,096,445	315,375	8,958,852
OAEM	460,551	—	649,039	522,600	44,232	1,676,422
Substandard	1,985,400	—	1,773,720	879,753	51,770	4,690,643
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$52,848,455	$12,491,078	$143,821,990	$59,533,045	$5,377,992	$274,072,560

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Pass	$50,663,356	$7,304,300	$136,804,420	$60,480,317	$4,726,494	$259,978,887
Watch	1,973,675	—	4,938,711	2,077,341	226,117	9,215,844
OAEM	157,300	—	590,294	350,000	—	1,097,594
Substandard	2,034,747	—	1,369,976	879,753	87,466	4,371,942
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$54,829,078	$7,304,300	$143,703,401	$63,787,411	$5,040,077	$274,664,267

The following tables include an aging analysis of the recorded investment in loans segregated by class.

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$39,329	$—	$178,975	$218,304	$52,630,151	$52,848,455	$—
Commercial Real Estate Construction	—	—	—	—	12,491,078	12,491,078	—
Commercial Real Estate Other	620,837	300,240	582,419	1,503,496	142,318,494	143,821,990	—
Consumer Real Estate	—	2,965	629,999	632,964	58,900,081	59,533,045	—
Consumer Other	32,842	—	—	32,842	5,345,150	5,377,992	—
Total	$693,008	$303,205	$1,391,393	$2,387,606	$271,684,954	$274,072,560	$—

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$266,567	$17,492	$229,395	$513,454	$54,315,624	$54,829,078	$—
Commercial Real Estate Construction	—	—	—	—	7,304,300	7,304,300	—
Commercial Real Estate Other	35,000	215,049	571,292	821,341	142,882,060	143,703,401	—
Consumer Real Estate	—	—	—	—	63,787,411	63,787,411	—
Consumer Other	24,621	—	—	24,621	5,015,456	5,040,077	—
Total	$326,188	$232,541	$800,687	$1,359,416	$273,304,851	$274,664,267	$—

There were no loans past due 90 days or more and still accruing interest at December 31, 2019 and 2018.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the balances of non-accrual loans.

	Loans Receivable on Non-Accrual
	December 31, 2019	December 31, 2018

Commercial	$178,975	$251,219
Commercial Real Estate Construction	—	—
Commercial Real Estate Other	857,327	571,292
Consumer Real Estate	629,999	—
Consumer Other	—	1,023
Total	$1,666,301	$823,534

The following tables set forth the changes in the allowance and an allocation of the allowance by class at December 31, 2019, 2018, and 2017. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

	December 31, 2019
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,665,413	$63,876	$1,292,346	$386,585	$806,111	$4,214,331
Charge-offs	(398,685)	—	—	—	(8,342)	(407,027)
Recoveries	12,200	—	—	—	4,254	16,454
Provisions	150,989	45,359	(21,901)	109,636	(104,083)	180,000
Ending Balance	$1,429,917	$109,235	$1,270,445	$496,221	$697,940	$4,003,758

	December 31, 2018
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,403,588	$23,638	$1,549,755	$796,918	$101,499	$3,875,398
Charge-offs	(31,250)	—	—	—	(84,637)	(115,887)
Recoveries	14,000	—	56,827	45,412	13,581	129,820
Provisions	279,075	40,238	(314,236)	(455,745)	775,668	325,000
Ending Balance	$1,665,413	$63,876	$1,292,346	$386,585	$806,111	$4,214,331

	December 31, 2017
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Beginning Balance	$1,545,188	$51,469	$1,374,706	$726,391	$153,863	$3,851,617
Charge-offs	—	—	(180,587)	—	(4,862)	(185,449)
Recoveries	6,000	—	87,030	60,000	1,200	154,230
Provisions	(147,600)	(27,831)	268,606	10,527	(48,702)	55,000
Ending Balance	$1,403,588	$23,638	$1,549,755	$796,918	$101,499	$3,875,398

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present, by class and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans.

	December 31, 2019
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$683,278	$—	$1,782	$—	$90	$685,150
Collectively evaluated for impairment	746,639	109,235	1,268,663	496,221	697,850	3,318,608
Total Allowance for Loan Losses	1,429,917	109,235	1,270,445	496,221	697,940	4,003,758
Loans Receivable
Individually evaluated for impairment	2,065,732	—	1,679,872	879,753	51,770	4,677,127
Collectively evaluated for impairment	50,782,723	12,491,078	142,142,118	58,653,292	5,326,222	269,395,433
Total Loans Receivable	$52,848,455	$12,491,078	$143,821,990	$59,533,045	$5,377,992	$274,072,560

	December 31, 2018
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$1,132,805	$—	$37,416	$—	$21,324	$1,191,545
Collectively evaluated for impairment	532,608	63,876	1,254,930	386,585	784,787	3,022,786
Total Allowance for Losses	$1,665,413	$63,876	$1,292,346	$386,585	$806,111	$4,214,331
Loans Receivable
Individually evaluated for impairment	$1,996,579	$—	$1,280,890	$879,753	$21,324	$4,178,546
Collectively evaluated for impairment	52,832,499	7,304,300	142,422,511	62,907,658	5,018,753	270,485,721
Total Loans Receivable	$54,829,078	$7,304,300	$143,703,401	$63,787,411	$5,040,077	$274,664,267

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 and 2018, loans individually evaluated for impairment and the corresponding allowance for loan losses are presented in the following table.

	Impaired and Restructured Loans As of
	December 31, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$1,355,875	$1,355,875	$—	$115,983	$115,983	$—
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,432,988	1,432,988	—	974,249	974,249	—
Consumer Real Estate	879,753	879,753	—	879,753	879,753	—
Consumer Other	—	—	—	—	—	—
Total	3,668,616	3,668,616	—	1,969,985	1,969,985	—

With an allowance recorded:
Commercial	709,857	709,857	683,278	1,880,596	1,880,596	1,132,805
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	346,685	246,884	1,782	406,442	306,641	37,416
Consumer Real Estate	—	—	—	—	—	—
Consumer Other	51,770	51,770	90	21,324	21,324	21,324
Total	1,108,312	1,008,511	685,150	2,308,362	2,208,561	1,191,545

Total
Commercial	2,065,732	2,065,732	683,278	1,996,579	1,996,579	1,132,805
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,779,673	1,679,872	1,782	1,380,691	1,280,890	37,416
Consumer Real Estate	879,753	879,753	—	879,753	879,753	—
Consumer Other	51,770	51,770	90	21,324	21,324	21,324
Total	$4,776,928	$4,677,127	$685,150	$4,278,347	$4,178,546	$1,191,545

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	For the year ended December 31,
	2019		2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,483,982	$94,779	$133,413	$8,637	$173,964	$7,416
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,533,720	76,183	982,078	40,174	1,275,402	23,084
Consumer Real Estate	879,753	30,400	879,753	51,520	451,025	16,938
Consumer Other	—	—	—	—	—	—
Total	3,897,455	201,362	1,995,244	100,331	1,900,391	47,438

With an allowance recorded:
Commercial	725,353	44,299	1,915,139	100,395	1,711,259	76,544
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	246,884	—	416,569	10,999	930,420	5,367
Consumer Real Estate	—	—	—	—	43,119	1,296
Consumer Other	59,240	3,487	26,314	1,382	36,056	1,419
Total	1,031,477	47,786	2,358,022	112,776	2,720,854	84,626

Total
Commercial	2,209,335	139,078	2,048,552	109,032	1,885,223	83,960
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,780,604	76,183	1,398,647	51,173	2,205,822	28,451
Consumer Real Estate	879,753	30,400	879,753	51,520	494,144	18,234
Consumer Other	59,240	3,487	26,314	1,382	36,056	1,419
	$4,928,932	$249,148	$4,353,266	$213,107	$4,621,245	$132,064

In general, the modification or restructuring of a debt is considered a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of December 31, 2019, there were 3 TDRs with a balance of $573,473 compared to no TDRs as of December 31, 2018 and one TDR with a balance of $33,300 as of December 31, 2019. These TDRs were granted extended payment terms with no principal reduction. All TDRs were performing as agreed as of December 31, 2019. During the year ended December 31, 2019, one TDR in the amount of $2,008 was charged off and the Company recovered $439. No other TDRs that were modified within the previous twelve months defaulted during the following year for the years ended December 31, 2019, 2018, and 2017.

5.	CONCENTRATIONS OF CREDIT RISK

We grant short to intermediate term commercial and consumer loans to customers throughout our primary market area of Charleston, Berkeley and Dorchester counties of South Carolina. Our primary market area is heavily dependent on tourism, medical, and legal services. Although we have a diversified loan portfolio, a substantial portion of our debtors’ ability to honor their contracts is dependent upon the stability of the economic environment in their primary market. The majority of the loan portfolio is located in our immediate market area with a concentration in real estate related activities and offices, medical offices, and attorneys’ offices.

Our loans were concentrated in the following categories.

	December 31, 2019	December 31, 2018
Commercial	19.28%	19.96%
Commercial Real Estate Construction	4.56%	2.67%
Commercial Real Estate Other	52.48%	52.32%
Consumer Real Estate	21.72%	23.22%
Consumer Other	1.96%	1.83%
Total	100.00%	100.00%

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Premises, Equipment and Leasehold Improvements

Premises, equipment and leasehold improvements are summarized in the table below.

	December 31,
	2019	2018
Bank buildings	$1,861,237	$1,861,237
Land	838,075	838,075
Leasehold purchases	30,000	30,000
Leasehold improvements	2,555,376	709,520
Construction in progress	—	120,849
Equipment	3,987,002	3,526,404
	9,271,690	7,086,085
Accumulated depreciation	(4,981,255)	(4,750,878)
Total	$4,290,435	$2,335,207

Depreciation on our bank premises and equipment charged to operating expense totaled $230,377 in 2019, $195,921 in 2018, and $193,298 in 2017.

7.	LEASES

As of December 31, 2019, the Company had operating right of use (“ROU”) assets of $13.2 million and operating lease liabilities of $13.2 million. The Company maintains operating leases on land, branch facilities, and parking. Most of the leases include one or more options to renew, with renewal terms extending up to 20 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized in lease expense.

The weighted average remaining lease term is 18.50 years. The weighted average incremental borrowing rate is 4.34%.

The exercise of renewal options is based on the sole judgement of management and what they consider to be reasonably certain. Based on the market areas, past practices, and contract terms of all leases, the Bank assumed all renewal options will be exercised. Minimum rental commitments for these leases as of December 31, 2019 are presented in the table below.

2020	$901,896
2021	917,169
2022	930,750
2023	957,477
2024 and thereafter	11,697,343
Total undisclosed lease payments	$15,404,635

Less: effect of discounting	(2,195,418)
Present value of estimated lease payments	$13,209,217

The table below shows lease expense components for the year ended December 31, 2019.

Lease Expense Components
Operating lease expense	$577,460
Short-term lease expense	46,538
Total lease expense	$623,998

Total rental expense was $623,998, $622,396, and $612,717 in 2019, 2018 and 2017, respectively.

As of December 31, 2019, we did not maintain any finance leases and we determined that the number and dollar amount of equipment leases was immaterial. As of December 31, 2019, we have no additional operating leases that have not yet commenced.

We rented office space at 1071 Morrison Drive, Charleston, South Carolina, from a related party, to house our Mortgage Department during the year ended December 31, 2019. Rent expense for this lease was $46,538, $60,840, and $54,720 for the years ended December 31, 2019, 2018, and 2017, respectively. This lease ended in September 2019.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	OTHER REAL ESTATE OWNED

The following table summarizes the activity in other real estate owned at December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Balance, beginning of the year	$—	$435,479
Additions - foreclosure	—	—
Sales	—	(411,842)
Write-downs	—	(23,637)
Balance, end of the year	$—	$—

As of December 31, 2019 and 2018, there were no properties classified as OREO. One property valued at $411,842 was sold at a loss of $33,476 during 2018.

9.	DEPOSITS

As of December 31, 2019 and 2018, certificates of deposit of $250,000 or more totaled approximately $5,967,559 and $15,909,991, respectively.

The scheduled maturities of certificates of deposit as of December 31, 2019 are presented in the table below:

2020	$20,127,684
2021	1,072,986
2022	340,257
2023	368,391
2024 and thereafter	273,469
$22,182,787

As of December 31, 2019, deposits with a deficit balance of $25,319 were re-classified as other loans.

10.	Short-Term Borrowings

At December 31, 2019 and 2018, we had no outstanding federal funds purchased. We have a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement, we may borrow up to $56.8 million. We established this arrangement as an additional source of liquidity. There have been no borrowings under this arrangement.

At December 31, 2019 and 2018, the Bank had unused short-term lines of credit totaling approximately $23.0 million (which are withdrawable at the lender’s option).

11.	Income Taxes

On December 22, 2017, the President of the United States signed into law the 2017 Tax Act. The 2017 Tax Act included a number of changes to the existing U.S. tax laws that impact the Company, most notably a reduction in the U.S. corporate income tax rate from 34 percent to 21 percent for tax years beginning after December 31, 2017.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income taxes for the years ended December 31, 2019, 2018 and 2017 are presented in the table below.

	For the year ended December 31,
	2019	2018	2017
Income tax expense	$2,175,274	$1,108,982	$2,814,634
Unrealized gains (losses) on securities available for sale presented in accumulated other comprehensive income (loss)	(600,765)	(192,280)	(116,007)
Total	$1,574,509	$916,702	$2,698,627

Income tax expense was as follows:

	For the year ended December 31,
	2019	2018	2017
Current income taxes
Federal	$1,742,430	$1,326,619	$2,538,272
State	—	—	—
Total current tax expense	1,742,430	1,326,619	2,538,272
Deferred income tax (benefit) expense	432,844	(217,637)	276,362
Total income tax expense	$2,175,274	$1,108,982	$2,814,634

The differences between actual income tax expense and the amounts computed by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the periods indicated are reconciled in the table below.

	For the year ended December 31,
	2019	2018	2017
Computed “expected” tax expense	$1,993,679	$1,686,702	$2,623,595
Increase (reduction) in income taxes resulting from:
Tax rate change impact	—	—	666,674
Amortization of credit and gain	1,685	196,477	163,411
Stock based compensation	16,391	15,205	24,378
Valuation allowance	7,123	7,538	16,952
Other	6,233	38,938	(4,768)
State income tax, net of federal benefit	268,000	(226,578)	(329,412)
Federal credits	—	(454,985)	—
Tax exempt interest income	(117,837)	(154,315)	(346,196)
	$2,175,274	$1,108,982	$2,814,634

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below.

	December 31, 2019	December 31, 2018
Deferred tax assets:
Allowance for loan losses	$806,982	$850,964
State credit carryforward	307,950	647,190
Unrealized gain (loss) on securities available for sale	—	472,421
Pass-through income	68,438	68,438
State net operating loss carryforward	81,914	74,791
Nonaccrual interest	41,453	27,956
Other	6,934	6,155
Total gross deferred tax assets	$1,313,671	2,147,915
Valuation allowance	(81,914)	(74,791)
Total gross deferred tax assets, net of valuation allowance	$1,231,757	2,073,124

Deferred tax liabilities:
Fixed assets, principally due to differences in depreciation	(109,169)	(39,294)
Unrealized gain (loss) on securities available for sale	(128,344)	—
Deferred loan fees	(32,696)	(32,825)
Other	(57,741)	(56,481)
Prepaid expenses	(225)	(210)
Total deferred tax liabilities	(328,175)	(128,810)

Net deferred tax assets	$903,582	$1,944,314

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2018, the Company invested in a Federal Rehabilitation Credit. The tax credit was used during the year ended December 31, 2018. Amortization expense recognized for the years ended December 31, 2019 and 2018 was $8,022 and $354,888, respectively. In 2016, the Company invested in a South Carolina Rehabilitation Credit. The tax credit was included in deferred tax assets and is being amortized. Amortization expense recognized for the years ended December 31, 2018 and 2017 was $306,105, and was included in other operating expense on the statement of operations.

There was a $81,914 valuation allowance for deferred tax assets at December 31, 2019 associated with the Company’s state net operating loss. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2019. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

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

Tax returns for 2016 and subsequent years are subject to examination by taxing authorities.

12.	Commitments and Contingencies

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If deemed necessary, the amount of collateral obtained upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $105,481,545 and $96,115,504 at December 31, 2019 and 2018, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standby letters of credit represent our obligation to a third party contingent upon the failure by our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. Commitments under standby letters of credit are usually for one year or less. At December 31, 2019 and 2018, we have recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2019 and 2018 was $1,042,966 and $1,169,644, respectively.

13.	RELATED PARTY TRANSACTIONS

In the opinion of management, loans to our Executive Officers and Directors are made on substantially the same terms, including interest rates and collateral, as those terms prevailing at the time for comparable loans with persons not related to the lender that do not involve more than the normal risk of collectability. There were no past due loans to our Executive Officers as of December 31, 2019 and 2018.

The table below summarizes related party loans.

	December 31, 2019	December 31, 2018
Balance at beginning of the year	$4,401,710	$4,569,780
New loans or advances	370,275	1,428,098
Repayments	(2,120,078)	(1,596,169)
Balance at the end of the year	$2,651,907	$4,401,710

At December 31, 2019 and 2018, total deposits held by related parties were $4,343,903 and $8,914,967, respectively.

The Company also leased office space from a related party during the year ended December 31, 2019 as discussed in the Leases footnote.

14.	Other Expense

The table below summarizes the components of other operating expense.

	For the year ended December 31,
	2019	2018	2017
Data processing services	$607,467	$579,666	$585,497
Professional fees	324,628	459,348	451,882
Telephone and postage	182,801	175,520	207,526
State and FDIC insurance and fees	113,117	183,867	165,280
Supplies	103,796	85,984	75,965
Courier service	49,200	54,044	82,907
Insurance	43,097	43,866	44,613
Advertising and business development	16,059	12,217	10,844
Amortization of federal tax credit	8,022	354,888	—
Amortization of state tax credit	—	306,106	306,105
Other	740,948	697,957	587,118
Total other operating expenses	$2,189,135	$2,953,463	$2,517,737

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Stock Incentive Plan

We have a Stock Incentive Plan which was approved in 1998 with 180,000 (329,422 adjusted for five 10% stock dividends and a 25% stock dividend) shares reserved and a Stock Incentive Plan which was approved in 2010 with 300,000 (363,000 adjusted for two 10% stock dividends) shares reserved. Under both plans, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. All employees are eligible to participate in this plan if the Executive/Long-Range Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to our profits or growth. The Stock Incentive Plan for Executive Officers is administered by the Compensation Committee of the Board of Directors.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2019	2018	2017
Risk free interest rate	2.01%	2.88%	2.43%
Expected life (in years)	7.5	7.5	7.5
Expected stock price volatility	33.13%	33.69%	34.20%
Dividend yield	4.28%	3.61%	4.00%

There are currently no options to purchase or shares exercisable under the 1998 Omnibus Stock Incentive Plan as of December 31, 2019.

The following table presents a summary of the activity under the 1998 and 2010 Omnibus Stock Incentive Plans for the years ended December 31.

	2019		2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	102,760	$11.89	117,191	$10.79	154,085	$10.19
Granted	6,250	18.92	11,275	18.23	10,175	20.72
Expired	—		—	—	—	—
Exercised	(22,163)	8.81	(24,056)	8.96	(36,454)	9.57
Forfeited	(750)	18.92	(1,650)	20.02	(10,615)	15.83
Outstanding, December 31	86,097	$12.92	102,760	$11.89	117,191	$10.79
Exercisable at year end	27,459	$9.03	32,219	$8.81	31,694	$8.77

Information has been retroactively adjusted for the 2018 10% stock dividend as applicable.

The following table presents information pertaining to options outstanding at December 31, 2019.

December 31, 2019
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Intrinsic Value of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Intrinsic Value of Options Exercisable
$8.61	24,236	5.33	$8.61	$208,672	19,389	$8.61	$194,683
$8.90	1,210	0.75	$8.90	$10,769	1,210	$8.90	$11,799
$9.18	5,263	2.50	$9.18	$48,314	3,158	$9.18	$29,907
$9.65	1,210	1.25	$9.65	$11,677	968	$9.65	$8,713
$9.92	1,210	2.75	$9.92	$12,003	726	$9.92	$6,339
$12.26	5,202	4.59	$12.26	$63,777	1,040	$12.26	$6,649
$12.40	2,419	4.00	$12.40	$29,996	968	$12.40	$6,048
$13.05	14,217	5.33	$13.05	$185,532	—	$13.05	$—
$13.62	3,630	5.50	$13.62	$49,441	—	$13.62	$—
$14.54	5,500	6.25	$14.54	$79,970	—	$14.54	$—
$18.23	10,450	8.25	$18.23	$190,504	—	$18.23	$—
$18.92	5,500	9.50	$18.92	$104,060	—	$18.92	$—
$19.00	2,750	7.17	$19.00	$52,250	—	$19.00	$—
$19.82	3,300	7.09	$19.82	$65,406	—	$19.82	$—
	86,097	5.73	$12.92	$1,112,371	27,459	$9.03	$264,138

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017, was $218,116, $262,415, and $311,836, respectively.

We recognized compensation cost for the years ended December 31, 2019, 2018 and 2017 in the amount of $78,053, $72,408, and $71,701, respectively, related to the granted options.

As of December 31, 2019, there was a total of $189,103 in unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.86 years.

16.	EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

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

The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses amounted to $510,000, $420,000, and $375,000, during the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, the plan owned 313,703 shares of common stock of Bank of South Carolina Corporation.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	DIVIDENDS

The Bank’s ability to pay dividends to the Company is restricted by the laws and regulations of the State of South Carolina. Generally, these restrictions allow the Bank to pay dividends from current earnings without the prior written consent of the South Carolina Commissioner of Banking, if it received a satisfactory rating at its most recent examination. Cash dividends when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. The Bank paid dividends of $4.1 million, $3.8 million, and $2.9 million, to the Company during the years ended December 31, 2019, 2018 and 2017, respectively.

On April 10, 2018, the Company’s Board of Directors declared a ten percent stock dividend to our shareholders. The record date was April 30, 2018 and the distribution date was May 31, 2018. Earnings per share and average shares outstanding have been adjusted for all periods presented to retroactively reflect the stock dividend in our consolidated financial statements. Total shares outstanding increased by 499,088 shares.

18.	Income Per Common Share

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

The following table is a summary of the reconciliation of average shares outstanding for the years ended December 31.

	2019	2018	2017
Net income	$7,318,433	$6,922,934	$4,901,825

Weighted average shares outstanding	5,522,025	5,500,027	5,471,001
Effect of dilutive shares	66,065	88,985	97,492
Weighted average shares outstanding - diluted	5,588,090	5,589,012	5,568,493

Earnings per share - basic	$1.33	$1.26	$0.90
Earnings per share - diluted	$1.31	$1.24	$0.88

19.	Regulatory Capital Requirements

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

Current quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. We believe that the Company and the Bank meet all capital adequacy requirements to which they were subject at December 31, 2019 and 2018.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.50% and a common equity Tier 1 capital conservation buffer of 2.50% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.00% to 6.00% and requires a minimum leverage ratio of 4.00%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. All final rule requirements will be phased in over a multi-year schedule. The capital conservation buffer in effect for the year ended December 31, 2019 was 8.46%.

At December 31, 2019, the Bank was categorized as “well capitalized” under Basel III. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10.00%, 8.00%, 6.50%, and 5.00%, respectively, and to be categorized as “adequately capitalized,” the Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 risk based capital, and Tier 1 leverage ratios of 8.00%, 6.00%, 4.50%, and 4.00%, respectively.

The following tables present the actual and required capital amounts and ratios for the Company and Bank at December 31, 2019 and 2018:

	December 31, 2019
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Company	$54,690	16.69%	$26,221	8.00%	N/A	N/A
Bank	$53,897	16.46%	$26,199	8.00%	$32,748	10.00%

Tier 1 capital to risk-weighted assets:
Company	$50,686	15.46%	$19,666	6.00%	N/A	N/A
Bank	$49,860	15.23%	$19,649	6.00%	$26,199	8.00%

Tier 1 capital to average assets:
Company	$50,686	11.32%	$17,907	4.00%	N/A	N/A
Bank	$49,860	11.14%	$17,895	4.00%	$22,369	5.00%

Common equity Tier 1 capital:
Company	$50,686	15.46%	$14,749	4.50%	N/A	N/A
Bank	$49,860	15.23%	$14,737	4.50%	$14,737	4.50%

	December 31, 2018
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Company	$50,657	16.69%	$24,280	8.00%	N/A	N/A
Bank	$49,695	16.39%	$24,262	8.00%	$30,328	10.00%

Tier 1 capital to risk-weighted assets:
Company	$46,864	15.44%	$18,210	6.00%	N/A	N/A
Bank	$45,898	15.13%	$18,197	6.00%	$24,262	8.00%

Tier 1 capital to average assets:
Company	$46,864	10.76%	$17,428	4.00%	N/A	N/A
Bank	$45,898	10.54%	$17,419	4.00%	$21,773	5.00%

Common equity Tier 1 capital:
Company	$46,864	15.44%	$13,658	4.50%	N/A	N/A
Bank	$45,898	15.13%	$13,647	4.50%	$13,647	4.50%

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Disclosures Regarding Fair Value of Financial Instruments

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

The following paragraphs describe the valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

Investment Securities Available for Sale

Investment securities are recorded at fair value on a recurring basis and are based upon quoted prices if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, or by dealers or brokers in active over-the counter markets. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed and municipal securities in less liquid markets.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments

Derivative instruments include interest rate lock commitments and forward sale commitments. These instruments are valued based on the change in the value of the underlying loan between the commitment date and the end of the period. We classify these instruments as Level 3.

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments with interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on the short-term fair value of mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of December 31, 2019 and 2018.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018 are in the following table.

	Balance as of December 31, 2019
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$23,180,200	$—	$—	$23,180,200
Government-Sponsored Enterprises	—	50,498,195	—	50,498,195
Municipal Securities	—	14,817,110	11,954,451	26,771,561
Total	$23,180,200	$65,315,305	$11,954,451	$100,449,956

	Balance as of December 31, 2018
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$32,356,634	$—	$—	$32,356,634
Government-Sponsored Enterprises	—	59,369,280	—	59,369,280
Municipal Securities	—	21,701,005	6,241,955	27,942,960
Total	$32,356,634	$81,070,285	$6,241,955	$119,668,874

There were no liabilities recorded at fair value on a recurring basis as of December 31, 2019 or 2018.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Beginning balance	$6,241,955	$11,458,889
Total realized/unrealized gains (losses)
Included in earnings	—	—
Included in other comprehensive income	7,924,331	150,993
Purchases, issuances, and settlements, net of maturities	(2,211,835)	(5,367,927)
Transfers in and/or out of Level 3	—	—
Ending balance	$11,954,451	$6,241,955

There were no transfers between fair value levels in 2019 or 2018.

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

Certain assets and liabilities are measured at fair value on an ongoing basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2019 and 2018.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,657,644	$2,657,644
Mortgage loans to be sold	—	5,062,398	—	5,062,398
Total	$—	$5,062,398	$2,657,644	$7,720,042

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,223,028	$2,223,028
Mortgage loans to be sold	—	1,199,438	—	1,199,438
Total	$—	$1,199,438	$2,223,028	$3,422,466

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2019 or 2018.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2019:

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

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of December 31, 2019 and 2018, respectively.

	Fair Value Measurements at December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$9,773,893	$9,773,893	$9,773,893	$—	$—
Interest-bearing deposits at the Federal Reserve	39,320,526	39,320,526	39,320,526	—	—
Investment securities available for sale	100,449,956	100,449,956	23,180,200	65,315,305	11,954,451
Mortgage loans to be sold	5,062,398	5,062,398	—	5,062,398	—
Loans, net	270,068,802	271,736,572	—	—	271,736,572
Accrued interest receivable	1,309,772	1,309,772	—	1,309,772	—
Financial Liabilities:
Demand deposits	357,008,868	357,008,868	—	357,008,868	—
Time deposits	22,182,787	21,962,039	—	21,962,039	—
Accrued interest payable	38,748	38,748	—	38,748	—

	Fair Value Measurements at December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,325,457	$6,325,457	$6,325,457	$—	$—
Interest-bearing deposits at the Federal Reserve	25,506,784	25,506,784	25,506,784	—	—
Investment securities available for sale	119,668,874	119,668,874	32,356,634	81,070,285	6,241,955
Mortgage loans to be sold	1,199,438	1,199,438	—	1,199,438	—
Net loans	270,449,936	263,780,751	—		263,780,751
Accrued interest receivable	1,561,915	1,561,915	—	1,561,915	—
Financial Liabilities:
Demand deposits	347,909,663	347,909,663	—	347,909,663	—
Time deposits	34,468,725	38,747,898	—	38,747,898	—
Accrued interest payable	163,876	163,876	—	163,876	—

21.	Bank of South Carolina Corporation - Parent Company

The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2019 and 2018, and the related condensed statements of income and cash flows for the years ended December 31, 2019, 2018 and 2017, are as follows:

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Financial Condition

	December 31, 2019	December 31, 2018
Assets
Cash	$1,096,474	$1,007,501
Investment in wholly-owned bank subsidiary	50,731,750	45,103,068
Other assets	224,608	178,629
Total assets	$52,032,832	$46,289,198

Liabilities and shareholders’ equity
Other liabilities	$884,800	$826,637
Shareholders’ equity	51,168,032	45,462,561
Total liabilities and shareholders’ equity	$52,052,832	$46,289,198

Condensed Statements of Income

	For the year ended December 31,
	2019	2018	2017
Interest income	$1,280	$1,157	$484
Net operating expenses	(221,510)	(224,316)	(189,872)
Dividends received from bank	4,170,000	3,775,000	2,685,000
Equity in undistributed earnings of subsidiary	3,368,663	3,371,093	2,406,213
Net income	$7,318,433	$6,922,934	$4,901,825

Condensed Statements of Cash Flows

	For the year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$7,318,433	$6,922,934	$4,901,825
Stock-based compensation expense	78,053	72,408	71,701
Equity in undistributed earnings of subsidiary	(3,368,663)	(3,371,093)	(2,406,213)
(Increase) decrease in other assets	(45,979)	(51,355)	(51,197)
(Decrease) increase in other liabilities	—	(6,333)	151
Net cash provided by operating activities	3,981,844	3,566,561	2,516,267

Cash flows from financing activities:
Dividends paid	(4,031,157)	(3,699,845)	(2,832,489)
Stock options exercised, net of surrenders	138,286	193,569	340,843
Net cash used by financing activities	(3,892,871)	(3,506,276)	(2,491,646)

Net increase in cash	88,973	60,285	24,621
Cash at the beginning of the year	1,007,501	947,216	922,595
Cash at the end of the year	$1,096,474	$1,007,501	$947,216

Supplemental disclosure for non-cash investing and financing activity
Change in dividends payable	$58,163	$85,615	$53,340

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Quarterly Results of Operations (unaudited)

The tables below represent the quarterly results of operations for the years ended December 31, 2019 and 2018, respectively:

	2019
	Fourth	Third	Second	First
Total interest and fee income	$4,578,390	$4,827,684	$4,813,345	$4,692,833
Total interest expense	112,311	213,876	245,226	243,758
Net interest income	4,466,079	4,613,808	4,568,119	4,449,075
Provision for loan losses	25,000	10,000	135,000	10,000
Net interest income after provision for loan losses	4,441,079	4,603,808	4,433,119	4,439,075
Total other income	601,017	596,070	592,739	408,783
Total other expense	2,746,019	2,581,823	2,634,782	2,659,361
Income before income tax expense	2,296,077	2,618,055	2,391,076	2,188,497
Income tax expense	522,548	603,264	550,229	499,233
Net income	$1,773,529	$2,014,791	$1,840,847	$1,689,264

Basic income per common share	$0.33	$0.36	$0.33	$0.31
Diluted income per common share	$0.32	$0.36	$0.33	$0.30

	2018
	Fourth	Third	Second	First
Total interest and fee income	$4,727,449	$4,665,586	$4,423,867	$4,320,009
Total interest expense	249,425	195,434	139,697	109,830
Net interest income	4,478,024	4,470,152	4,284,170	4,210,179
Provision for loan losses	95,000	100,000	75,000	55,000
Net interest income after provision for loan losses	4,383,024	4,370,152	4,209,170	4,155,179
Other income	532,891	458,693	555,096	447,945
Other expense	2,970,411	2,816,474	2,651,515	2,641,834
Income before income tax expense	1,945,504	2,012,371	2,112,751	1,961,290
Income tax expense	139,310	234,218	386,394	349,060
Net income	$1,806,194	$1,778,153	$1,726,357	$1,612,230

Basic income per common share	$0.33	$0.32	$0.31	$0.29
Diluted income per common share	$0.32	$0.32	$0.31	$0.29

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of December 31, 2019 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2019, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Based on this assessment, management believes that as of December 31, 2019, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2019 that was not reported.

PART III

Item 10.	Directors, Executive Officers, Promoters and Corporate Governance

The information required by this item contained under the sections captioned “Proposal 1: To elect nineteen Directors of Bank of South Carolina Corporation to serve until the Company’s 2020 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” included in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 14, 2020, a copy of which has been filed with the SEC, the “Proxy Statement”, is incorporated in this document by reference.

Executive Officers The information concerning the Company’s executive officers is contained under the section captioned “Proposal 1: To elect nineteen Directors of Bank of South Carolina Corporation to serve until the Company’s 2021 Annual Meeting of Shareholders,” included in the Company’s Proxy Statement, and is incorporated in this document by reference.

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

Compliance with Insider Reporting The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is included in the Company’s Proxy Statement and is incorporated in this document by reference.

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

Security Ownership and Certain Beneficial Owners

Information required by this item is incorporated in this document by reference to the Section captioned “Security Ownership of Certain Beneficial Owners and Management” included in the Proxy Statement.

Security Ownership of Management

Information required by this item is incorporated in this document by reference to the Section captioned “Security Ownership of Certain Beneficial Owners and Management” included in the Proxy Statement.

Changes in Control

Management is not aware of any arrangements, including any pledge by any shareholder of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this document by reference to the Sections captioned “Proposal 1: To elect nineteen Directors of Bank of South Carolina Corporation to serve until the Company’s 2021 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters”, included in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated in this document by reference to “Proposal 3: to ratify the appointment of Elliott Davis, LLC as the Company’s independent registered public accounting firm for the year ended December 31, 2020” and “Auditing and Related Fees”, included in the Proxy Statement.

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

Date: March 6, 2020	BANK OF SOUTH CAROLINA CORPORATION

	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 6, 2020	/s/ David W. Bunch
David W. Bunch, Director

March 6, 2020	/s/ Graham M. Eubank, Jr.
Graham M. Eubank, Jr., Director

March 6, 2020	/s/ Elizabeth M. Hagood
Elizabeth M. Hagood, Director

March 6, 2020	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell, President/ Chief Executive Officer, Director

March 6, 2020	/s/ Glen B. Haynes, DVM
Glen B. Haynes, DVM, Director

March 6, 2020	/s/ William L. Hiott, Jr.
William L. Hiott, Jr., Director

March 6, 2020	/s/ Richard W. Hutson, Jr.
Richard W. Hutson, Jr., Director

March 6, 2020	/s/ Charles G. Lane
Charles G. Lane, Director

March 6, 2020	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr., Chairman of the Board, Director

March 6, 2020	/s/ Linda. J. Bradley McKee, PHD, CPA
Linda J. Bradley McKee, PHD, CPA, Director

March 6, 2020	/s/ Alan I. Nussbaum
Alan I. Nussbaum, MD, Director

March 6, 2020	/s/ Karen J. Phillips
Karen J. Phillips, Director

March 6, 2020	/s/ Malcolm M. Rhodes
Malcolm M. Rhodes, MD, Director

March 6, 2020	/s/ Douglas H. Sass
Douglas H. Sass, Executive Vice President, Director

March 6, 2020	/s/ Sheryl G. Sharry
Sheryl G. Sharry, Director

March 6, 2020	/s/ Steve D. Swanson
Steve D. Swanson, Director

March 6, 2020	/s/ Susanne K. Boyd
Chief Operating Officer/Executive Vice President, Director

March 6, 2020	/s/ Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President, Director