Form 10-Q
period 2020-03-31
BANK OF SOUTH CAROLINA CORP
filed 2020-05-04
CIK 1007273

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of April 15, 2020, there were 5,530,363 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$7,096,424	$9,773,893
Interest-bearing deposits at the Federal Reserve	100,059,700	39,320,526
Investment securities available for sale	92,415,838	100,449,956
Mortgage loans to be sold	5,353,044	5,062,398
Loans	278,375,660	274,072,560
Less: Allowance for loan losses	(4,014,213)	(4,003,758)
Net loans	274,361,447	270,068,802
Premises, equipment and leasehold improvements, net	4,264,334	4,290,435
Right of use asset	13,091,300	13,209,217
Accrued interest receivable	1,233,584	1,309,772
Other assets	1,844,529	1,527,521

Total assets	$499,720,200	$445,012,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$186,228,869	$125,621,031
Interest bearing demand	118,303,829	125,175,935
Money market accounts	68,715,996	68,964,879
Time deposits over $250,000	4,969,834	5,967,559
Other time deposits	16,211,718	16,215,228
Other savings deposits	37,951,287	37,247,023
Total deposits	432,381,533	379,191,655

Accrued interest payable and other liabilities	1,821,140	1,443,616
Lease liability	13,091,300	13,209,217
Total liabilities	447,293,973	393,844,488

Shareholders’ equity
Common stock - no par 12,000,000 shares authorized; Issued 5,799,999 shares at March 31, 2020 and 5,799,637 shares at December 31, 2019. Shares outstanding 5,530,363 and 5,530,001 at March 31, 2020 and December 31, 2019, respectively.	—	—
Additional paid in capital	47,151,941	47,131,034
Retained earnings	6,515,681	5,879,409
Treasury stock: 269,636 shares at March 31, 2020 and December 31, 2019	(2,325,225)	(2,325,225)
Accumulated other comprehensive income, net of income taxes	1,083,830	482,814
Total shareholders’ equity	52,426,227	51,168,032

Total liabilities and shareholders’ equity	$499,720,200	$445,012,520

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
Interest and fee income
Loans, including fees	$3,670,982	$3,951,719
Taxable securities	363,439	463,454
Tax-exempt securities	124,625	161,721
Other	142,380	115,939
Total interest and fee income	4,301,426	4,692,833

Interest expense
Deposits	94,072	243,758
Total interest expense	94,072	243,758

Net interest income	4,207,354	4,449,075
Provision for loan losses	—	10,000
Net interest income after provision for loan losses	4,207,354	4,439,075

Other income
Service charges and fees	275,590	279,933
Mortgage banking income	346,083	123,662
Other non-interest income	5,958	5,188
Total other income	627,631	408,783

Other expense
Salaries and employee benefits	1,771,781	1,656,524
Net occupancy expense	525,307	387,132
Other operating expenses	400,049	470,049
Data processing fees	159,384	145,656
Total other expense	$2,856,521	$2,659,361

Income before income tax expense	1,978,464	2,188,497
Income tax expense	457,333	499,233

Net income	$1,521,131	$1,689,264

Weighted average shares outstanding
Basic	5,530,256	5,514,413
Diluted	5,585,622	5,592,352

Basic income per common share	$0.28	$0.31
Diluted income per common share	$0.27	$0.30

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
Net income	$1,521,131	$1,689,264
Other comprehensive income
Unrealized gain on securities arising during the period	760,779	1,255,615
Reclassification adjustment for securities gains realized in net income	—	—
Other comprehensive income before tax	760,779	1,255,615
Income tax effect related to items of other comprehensive income before tax	(159,763)	(263,679)
Other comprehensive income after tax	601,016	991,936
Total comprehensive income	$2,122,147	$2,681,200

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2019	5,530,001	$47,131,034	$5,879,409	$(2,325,225)	$482,814	$51,168,032
Net income	—	—	1,521,131	—	—	1,521,131
Other comprehensive income	—	—	—	—	601,016	601,016
Stock option exercises	362	4,489	—	—	—	4,489
Stock-based compensation expense	—	16,418	—	—	—	16,418
Cash dividends ($0.16 per common share)	—	—	(884,859)	—	—	(884,859)
March 31, 2020	5,530,363	$47,151,941	$6,515,681	$(2,325,225)	$1,083,830	$52,426,227

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2018	5,510,917	$46,857,734	$2,650,296	$(2,268,264)	$(1,777,205)	$45,462,561
Net income	—	—	1,689,264	—	—	1,689,264
Other comprehensive income	—	—	—	—	991,936	991,936
Stock option exercises	5,808	51,265	—	—	—	51,265
Stock-based compensation expense	—	18,881	—	—	—	18,881
Cash dividends ($0.16 per common share)	—	—	(882,676)	—	—	(882,676)
March 31, 2019	5,516,725	$46,927,880	$3,456,884	$(2,268,264)	$(785,269)	$47,331,231

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$1,521,131	$1,689,264
Adjustments to reconcile net income net cash provided by operating activities:
Depreciation expense	104,638	51,973
Provision for loan losses	—	10,000
Stock-based compensation expense	16,418	18,881
Deferred income taxes	(476,772)	(13,563)
Net amortization of unearned discounts on investment securities available for sale	40,898	72,760
Origination of mortgage loans held for sale	(23,150,204)	(12,302,642)
Proceeds from sale of mortgage loans held for sale	22,859,558	11,064,660
Decrease (increase) in accrued interest receivable and other assets	76,188	(528,022)
Increase in accrued interest payable and other liabilities	377,465	487,408
Net cash provided by operating activities	1,369,320	550,719

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	8,754,000	3,450,000
Net increase in loans	(4,292,645)	(668,916)
Purchase of premises, equipment, and leasehold improvements, net	(78,537)	(66,527)
Net cash provided by investing activities	4,382,818	2,714,557

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	53,189,878	(7,000,206)
Dividends paid	(884,800)	(826,638)
Stock options exercised	4,489	51,265
Net cash provided by (used in) financing activities	52,309,567	(7,775,579)
Net increase (decrease) in cash and cash equivalents	58,061,705	(4,510,303)
Cash and cash equivalents at the beginning of the period	49,094,419	31,832,241
Cash and cash equivalents at the end of the period	$107,156,124	$27,321,938

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$96,973	$345,334

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$(601,016)	$(991,936)
Change in dividends payable	$59	$56,038
Right of use assets obtained in exchange for lease obligations	$—	$7,334,079
Change in right of use assets and lease liabilities	$117,917	$57,365

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or (“GAAP”), for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2020. In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law, which established the Paycheck Protection Program ("PPP"). Under the program, the Small Business Administration ("SBA") will forgive loans made by approved lenders to eligible borrowers for payroll, rent, mortgage interest, and/or utilities. Prior to building out and mobilizing its own direct channel, the Bank utilized the services of a private SBA lender, Business Development Corporation of South Carolina ("BDC"), to provide PPP loans to borrowers by referring the applications received by the Bank. As of April 30, 2020, the Bank has facilitated the approval of $41.7 million in PPP loans, of which $36.9 million has been originated directly by the Bank. The Bank will continue to accept and process PPP loan applications until the PPP funds are depleted.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The amendment became effective for the Company on January 1, 2020 and did not have a material effect on the financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles and Goodwill and Other-Internal Use Software (Subtopic 350-40):Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract),which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendment became effective for the Company on January 1, 2020 and did not have a material effect on the financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety. The amendment became effective for the Company on January 1, 2020 and did not have a material effect on the financial statements.

In April 2019, the FASB issued guidance that clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. The amendments related to credit losses will be effective for the Company for the reporting period beginning after December 15, 2019. The amendments related to hedging became effective January 1, 2019. The amendments related to recognition and measurement of financial instruments became effective for the Company on January 1, 2020 and did not have a material effect on the financial statements.

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

In January 2020, the FASB issued guidance to address accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2020, the FASB issued guidance to add and amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119 related to the new credit losses standard and comments by the SEC staff related to the revised effective date of the new leases standard. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2020, the FASB issued guidance that makes narrow-scope improvements to various aspects of the financial instrument guidance, including the current expected credit losses (CECL) guidance issued in 2016. The amendments related to conforming amendments. For public business entities, the amendments are effective upon issuance of this final ASU. The effective date of the amendments to ASU 2016-01 is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For the amendments related to ASU 2016-13, public business entities that meet the definition of an SEC filer, excluding eligible smaller reporting companies (SRCs) as defined by the SEC, should adopt the amendments in ASU 2016-13 during 2020. Early adoption will continue to be permitted. For entities that have not yet adopted the guidance in ASU 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in ASU 2016-13. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

9

Note 2: Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$23,069,576	$555,973	$—	$23,625,549
Government-Sponsored Enterprises	50,130,195	1,139,265	—	51,269,460
Municipal Securities	17,844,131	62,231	(385,533)	17,520,829
Total	$91,043,902	$1,757,469	$(385,533)	$92,415,838

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$23,080,465	$99,735	$—	$23,180,200
Government-Sponsored Enterprises	50,139,959	401,336	(43,100)	50,498,195
Municipal Securities	26,618,375	169,640	(16,454)	26,771,561
Total	$99,838,799	$670,711	$(59,554)	$100,449,956

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2020 and December 31, 2019, by contractual maturity are in the following table.

	March 31, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,589,529	$5,620,960	$9,185,615	$9,191,226
Due in one year to five years	74,286,075	75,857,669	77,261,123	77,815,119
Due in five years to ten years	11,168,298	10,937,209	13,392,061	13,443,611
Total	$91,043,902	$92,415,838	$99,838,799	$100,449,956

Securities pledged to secure deposits at both March 31, 2020 and December 31, 2019, had a fair value of $38.3 million and $37.6 million, respectively.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	March 31, 2020
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	—	$—	$—	—	$—	$—	—	$—	$—
Government-Sponsored Enterprises	—	—	—	—	—	—	—	—	—
Municipal Securities	18	7,027,121	(385,533)	—	—	—	18	7,027,121	(385,533)
Total	18	$7,027,121	$(385,533)	—	$—	$—	18	$7,027,121	$(385,533)

	December 31, 2019
	Less Than 12 Months			12 Months or Longer			Total
Available for sale	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	—	$—	$—	—	$—	$—	—	$—	$—
Government-Sponsored Enterprises	1	5,039,550	(43,100)	—	—	—	1	5,039,550	(43,100)
Municipal Securities	9	3,199,517	(13,335)	1	330,880	(3,119)	10	3,530,397	(16,454)
Total	10	$8,239,067	$(56,435)	1	$330,880	$(3,119)	11	$8,569,947	$(59,554)

There were no sales of securities for the three months ended March 31, 2020 and 2019.

There was no tax provision related to gains for the three months ended March 31, 2020 and 2019.

Note 3: Loans and Allowance for Loan Losses

Major classifications of loans (net of deferred loan fees of $146,471 at March 31, 2020 and $155,697 at December 31, 2019) are as follows:

	March 31, 2020	December 31, 2019
Commercial	$53,516,468	$52,848,455
Commercial real estate:
Construction	14,072,423	12,491,078
Other	138,364,100	143,821,990
Consumer:
Real estate	67,334,135	59,533,045
Other	5,088,534	5,377,992
	278,375,660	274,072,560
Allowance for loan losses	(4,014,213)	(4,003,758)
Loans, net	$274,361,447	$270,068,802

We had $76.4 million and $85.2 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at March 31, 2020 and at December 31, 2019, respectively.

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

The following tables illustrate credit quality by class and internally assigned grades at March 31, 2020 and December 31, 2019. “Pass” includes loans internally graded as excellent, good and satisfactory.

March 31, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Pass	$48,901,606	$13,447,945	$132,143,176	$64,711,278	$4,770,022	$263,974,027
Watch	2,224,636	624,478	3,643,197	1,136,448	246,099	7,874,858
OAEM	345,653	—	244,220	606,657	23,856	1,220,386
Substandard	2,044,573	—	2,333,507	879,752	48,557	5,306,389
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$53,516,468	$14,072,423	$138,364,100	$67,334,135	$5,088,534	$278,375,660

December 31, 2019
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Pass	$48,098,936	$12,005,834	$137,641,011	$56,034,247	$4,966,615	$258,746,643
Watch	2,303,568	485,244	3,758,220	2,096,445	315,375	8,958,852
OAEM	460,551	—	649,039	522,600	44,232	1,676,422
Substandard	1,985,400	—	1,773,720	879,753	51,770	4,690,643
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$52,848,455	$12,491,078	$143,821,990	$59,533,045	$5,377,992	$274,072,560

The following tables include an aging analysis of the recorded investment in loans segregated by class.

March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$12,347	$13,604	$—	$25,951	$53,490,517	$53,516,468	$—
Commercial Real Estate Construction	—	—	—	—	14,072,423	14,072,423	—
Commercial Real Estate Other	19,392	335,953	1,161,279	1,516,624	136,847,476	138,364,100	—
Consumer Real Estate	—	34,960	629,999	664,959	66,669,176	67,334,135	—
Consumer Other	61,554	76,410	13,848	151,812	4,936,722	5,088,534	—
Total	$93,293	$460,927	$1,805,126	$2,359,346	$276,016,314	$278,375,660	$—

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$39,329	$—	$178,975	$218,304	$52,630,151	$52,848,455	$—
Commercial Real Estate Construction	—	—	—	—	12,491,078	12,491,078	—
Commercial Real Estate Other	620,837	300,240	582,419	1,503,496	142,318,494	143,821,990	—
Consumer Real Estate	—	2,965	629,999	632,964	58,900,081	59,533,045	—
Consumer Other	32,842	—	—	32,842	5,345,150	5,377,992	—
Total	$693,008	$303,205	$1,391,393	$2,387,606	$271,684,954	$274,072,560	$—

There were no loans over 90 days past due and still accruing as of March 31, 2020 and December 31, 2019.

The following table summarizes the balances of non-accrual loans:

	Loans Receivable on Non-Accrual
	March 31, 2020	December 31, 2019

Commercial	$178,975	$178,975
Commercial Real Estate Construction	—	—
Commercial Real Estate Other	1,161,279	857,327
Consumer Real Estate	629,999	629,999
Consumer Other	13,848	—
Total	$1,984,101	$1,666,301

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by loan category for the three months ended March 31, 2020 and 2019. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

	Three Months Ended March 31, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning balance	$1,429,917	$109,235	$1,270,445	$496,221	$697,940	$4,003,758
Charge-offs	—	—	—	—	(39,592)	(39,592)
Recoveries	15,500	—	—	—	34,547	50,047
Provisions	(29,150)	13,834	(57,798)	65,779	7,335	—
Ending balance	$1,416,267	$123,069	$1,212,647	$562,000	$700,230	$4,014,213

	Three Months Ended March 31, 2019
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning balance	$1,665,413	$63,876	$1,292,346	$386,585	$806,111	$4,214,331
Charge-offs	(229,395)	—	—	—	(6,334)	(235,729)
Recoveries	500	—	—	—	320	820
Provisions	92,059	17,171	26,572	(8,944)	(116,858)	10,000
Ending balance	$1,528,577	$81,047	$1,318,918	$377,641	$683,239	$3,989,422

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans, for the periods indicated.

	March 31, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$686,583	$—	$1,781	$—	$111	$688,475
Collectively evaluated for impairment	729,684	123,069	1,210,866	562,000	700,119	3,325,738
Total Allowance for Loan Losses	$1,416,267	$123,069	$1,212,647	$562,000	$700,230	$4,014,213
Loans Receivable
Individually evaluated for impairment	$2,044,573	$—	$2,338,432	$879,752	$48,557	$5,311,314
Collectively evaluated for impairment	51,471,895	14,072,423	136,025,668	66,454,383	5,039,977	273,064,346
Total Loans Receivable	$53,516,468	$14,072,423	$138,364,100	$67,334,135	$5,088,534	$278,375,660

	December 31, 2019
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$683,278	$—	$1,782	$—	$90	$685,150
Collectively evaluated for impairment	746,639	109,235	1,268,663	496,221	697,850	3,318,608
Total Allowance for Loan Losses	$1,429,917	$109,235	$1,270,445	$496,221	$697,940	$4,003,758
Loans Receivable
Individually evaluated for impairment	$2,065,732	$—	$1,679,872	$879,753	$51,770	$4,677,127
Collectively evaluated for impairment	50,782,723	12,491,078	142,142,118	58,653,292	5,326,222	269,395,433
Total Loans Receivable	$52,848,455	$12,491,078	$143,821,990	$59,533,045	$5,377,992	$274,072,560

As of March 31, 2020 and December 31, 2019, loans individually evaluated and considered impaired are presented in the following table.

	Impaired Loans as of
	March 31, 2020			December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$1,340,025	$1,340,025	$—	$1,355,875	$1,355,875	$—
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	2,091,548	2,091,548	—	1,432,988	1,432,988	—
Consumer Real Estate	879,752	879,752	—	879,753	879,753	—
Consumer Other	—	—	—	—	—	—
Total	4,311,325	4,311,325	—	3,668,616	3,668,616	—

With an allowance recorded:
Commercial	704,548	704,548	686,583	709,857	709,857	683,278
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	346,685	246,884	1,781	346,685	246,884	1,782
Consumer Real Estate	—	—	—	—	—	—
Consumer Other	48,557	48,557	111	51,770	51,770	90
Total	1,099,790	999,989	688,475	1,108,312	1,008,511	685,150

Commercial	2,044,573	2,044,573	686,583	2,065,732	2,065,732	683,278
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	2,438,233	2,338,432	1,781	1,779,673	1,679,872	1,782
Consumer Real Estate	879,752	879,752	—	879,753	879,753	—
Consumer Other	48,557	48,557	111	51,770	51,770	90
Total	$5,411,115	$5,311,314	$688,475	$4,776,928	$4,677,127	$685,150

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	Three Months Ended March 31,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,345,166	$20,499	$128,965	$2,286
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	2,093,392	16,136	970,774	10,346
Consumer Real Estate	879,753	3,580	879,753	14,100
Consumer Other	—	—	—	—
	4,318,311	40,215	1,979,492	26,732

With an allowance recorded:
Commercial	707,965	7,147	1,614,020	26,114
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	246,884	—	404,765	2,763
Consumer Real Estate	—	—	—	—
Consumer Other	49,758	783	19,653	254
	1,004,607	7,930	2,038,438	29,131
Total
Commercial	2,053,131	27,646	1,742,985	28,400
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	2,340,276	16,136	1,375,539	13,109
Consumer Real Estate	879,753	3,580	879,753	14,100
Consumer Other	49,758	783	19,653	254
	$5,322,918	$48,145	$4,017,930	$55,863

In general, the modification or restructuring of a loan is considered a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of March 31, 2020, there were 4 TDRs with a balance of $1.1 million compared to 3 TDRs with a balance of $573,473 as of December 31, 2019. These TDRs were granted extended payment terms with no principal reduction. All TDRs were performing as agreed as of March 31, 2020. No TDRs defaulted during the three months ended March 31, 2020 and 2019, which were modified within the previous twelve months.

Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. The Bank has examined the payment accommodations granted to borrowers in response to COVID-19 and found that all borrowers were current prior to relief and were not experiencing financial difficulty prior to COVID-19.

Note 4: Leases

As of March 31, 2020 and December 31, 2019, the Company had operating right of use (“ROU”) assets of $13.1 million and $13.2 million, respectively, and operating lease liabilities of $13.1 million and $13.2 million, respectively. The Company maintains operating leases on land, branch facilities, and parking. Most of the leases include one or more options to renew, with renewal terms extending up to 20 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized in lease expense.

The weighted average remaining lease term is 17.77 years. The weighted average incremental borrowing rate is 4.34%.

The table below shows lease expense components for the three months ended March 31, 2020.

Lease Expense Components
Operating lease expense	$233,959
Short-term lease expense	—
Total lease expense	$233,959

Total rental expense was $233,959 and $155,992 for the three months ended March 31, 2020 and 2019, respectively, and was included in net occupancy expense within the consolidated statements of income.

As of March 31, 2020 and December 31, 2019, we did not maintain any finance leases and we determined that the number and dollar amount of equipment leases was immaterial. As of March 31, 2020 and December 31, 2019, we have no additional operating leases that have not yet commenced.

Note 5: Disclosure Regarding Fair Value of Financial Statements

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

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of March 31, 2020 and December 31, 2019.

 Assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$23,625,549	$—	$—	$23,625,549
Government-Sponsored Enterprises	—	51,269,460	—	51,269,460
Municipal Securities	—	11,117,109	6,403,720	17,520,829
Total	$23,625,549	$62,386,569	$6,403,720	$92,415,838

	December 31, 2019
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$23,180,200	$—	$—	$23,180,200
Government-Sponsored Enterprises	—	50,498,195	—	50,498,195
Municipal Securities	—	14,817,110	11,954,451	26,771,561
Total	$23,180,200	$65,315,305	$11,954,451	$100,449,956

There were no liabilities recorded at fair value on a recurring basis as of March 31, 2020 or December 31, 2019.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$11,954,451	$6,241,955
Total gains or (losses) (realized/unrealized)
Included in other comprehensive income	28,269	56,663
Purchases, issuances, and settlements net of maturities	(5,579,000)	(560,000)
Ending balance	$6,403,720	$5,738,618

There were no transfers between fair value levels during the three months ended March 31, 2020 or 2019.

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

The Bank does not have any OREO as of March 31, 2020 or 2019.

Impaired Loans

Impaired loans are carried at the lower of recorded investment or fair value. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, we review the most recent appraisal and if it is over 12 to 18 months old, we may request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, we may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically, as an example, in situations where the collateral on a nonperforming commercial real estate loan is out of our primary market area, we would typically order an independent appraisal immediately, at the earlier of the date the loan becomes nonperforming or immediately following the determination that the loan is impaired. However, as a second example, on a nonperforming commercial real estate loan where we are familiar with the property and surrounding areas and where the original appraisal value far exceeds the recorded investment in the loan, we may perform an internal analysis whereby the previous appraisal value would be reviewed considering recent current conditions, and known recent sales or listings of similar properties in the area, and any other relevant economic trends. This analysis may result in the call for a new appraisal. These valuations are reviewed and updated on a quarterly basis.

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

The following table presents information about certain assets measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$3,216,402	$3,216,402
Loans held for sale	—	5,353,044	—	5,353,044
Total	$—	$5,353,044	$3,216,402	$8,569,446

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,657,644	$2,657,644
Loans held for sale	—	5,062,398	—	5,062,398
Total	$—	$5,062,398	$2,657,644	$7,720,042

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2020 or December 31, 2019.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2020 and December 31, 2019:

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

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of March 31, 2020 and December 31, 2019.

	Fair Value Measurements at March 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,096,424	$7,096,424	$7,096,424	$—	$—
Interest-bearing deposits at the Federal Reserve	100,059,700	100,059,700	100,059,700	—	—
Investment securities available for sale	92,415,838	92,415,838	23,625,549	62,386,569	6,403,720
Mortgage loans to be sold	5,353,044	5,353,044	—	5,353,044	—
Loans, net	274,361,447	270,077,876	—	—	270,077,876
Accrued interest receivable	1,233,584	1,233,584	—	1,233,584	—
Financial Liabilities:
Demand deposits	411,199,981	411,199,981	—	411,199,981	—
Time deposits	21,181,552	24,635,726	—	24,635,726	—
Accrued interest payable	35,846	35,846	—	35,846	—

	Fair Value Measurements at December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$9,773,893	$9,773,893	$9,773,893	$—	$—
Interest-bearing deposits at the Federal Reserve	39,320,526	39,320,526	39,320,526	—	—
Investment securities available for sale	100,449,956	100,449,956	23,180,200	65,315,305	11,954,451
Mortgage loans to be sold	5,062,398	5,062,398	—	5,062,398	—
Loans, net	270,068,802	271,736,572	—	—	271,736,572
Accrued interest receivable	1,309,772	1,309,772	—	1,309,772	—
Financial Liabilities:
Demand deposits	357,008,868	357,008,868	—	357,008,868	—
Time deposits	22,182,787	21,962,039	—	21,962,039	—
Accrued interest payable	38,748	38,748	—	38,748	—

Note 6: Income Per Common Share

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

The following table is a summary of the reconciliation of weighted average shares outstanding for the three months ended March 31:

	Three Months Ended March 31,
	2020	2019
Net income	$1,521,131	$1,689,264

Weighted average shares outstanding	5,530,256	5,514,413
Effect of dilutive shares	55,366	77,939
Weighted average shares outstanding - diluted	5,585,622	5,592,352

Earnings per share - basic	$0.28	$0.31
Earnings per share - diluted	$0.27	$0.30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC and the following:

●	Risk from changes in economic, monetary policy, and industry conditions

●	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources

●	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation

●	Risk inherent in making loans including repayment risks and changes in the value of collateral

●	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans

●	Level, composition, and re-pricing characteristics of the securities portfolio

●	Deposit growth, change in the mix or type of deposit products and services

●	Continued availability of senior management and ability to attract and retain key personnel

●	Technological changes

●	Ability to control expenses

●	Changes in compensation

●	Risks associated with income taxes including potential for adverse adjustments

●	Changes in accounting policies and practices

●	Changes in regulatory actions, including the potential for adverse adjustments

●	Recently enacted or proposed legislation
●	Reputational risk
●	Pandemic risk, including COVID-19, and related quarantine policies and restrictions

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $499.7 million in assets as of March 31, 2020. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

We derive most of our income from interest on loans and investments (interest-earning assets). The primary source of funding for making these loans and investments is our interest and non-interest-bearing deposits. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identify significant factors that have affected our financial position and operating results as of and for the periods ending March 31, 2020 and December 31, 2019, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

On March 11, 2020, the World Health Organization ("WHO") declared COVID-19 a pandemic. The effects of COVID-19 did not have a material impact on the financial results of the Company as of March 31, 2020. Due to orders issued by the governor of South Carolina and in an abundance of caution for the health of our customers and employees, the Bank closed lobbies to all 5 branches but remained fully operational. The Bank is actively assisting our customers in obtaining loans through the Paycheck Protection Program administered by the Small Business Administration. Additionally, the Bank is working with customers affected by COVID-19 through payment accommodations. Payment accommodations were granted to 83 borrowers for total principal deferment of approximately $500,000. All deferments were granted for a 60 day period. In accordance with the FDIC guidance, borrowers who were current prior to becoming affected by COVID-19, that received payment accommodations as a result of the pandemic, generally should not be reported as past due. All borrowers who received payment accommodations did not experience financial difficulty and were current prior to COVID-19. There were no interest deferments granted and all loans given payment accommodations are still paying interest. Effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses. The Bank is tracking all payment accommodations to customers to identify and quantify any impact they might have on the Bank. However, it is difficult to assess or predict how COVID-19 will affect, and to what extent, the Company in the future.

Critical Accounting Policies

Our critical accounting policies, which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of March 31, 2020, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents increased 118.27% or $58.1 million to $107.2 million as of March 31, 2020, from $49.1 million as of December 31, 2019. The increase in total cash and cash equivalents is due to an increase in the balances of a related group of demand deposit accounts at the end of the quarter and were temporary in nature. Funds are placed in interest bearing deposits at the Federal Reserve until opportunities arise for investment in higher yielding assets.

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

As of March 31, 2020, our available for sale investment portfolio included U. S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $92.4 million and an amortized cost of $91.0 million for a net unrealized gain of approximately $1.4 million. As of March 31, 2020 and December 31, 2019, our investment securities portfolio represented approximately 18.49% and 22.57% of our total assets, respectively. The average yield on our investment securities was 2.00% at March 31, 2020 and December 31, 2019.

During the three months ended March 31, 2020, five Municipal Securities totaling $3.4 million were called and five Municipal Securities totaling $5.4 million matured. During the first quarter of 2019, five Municipal Securities totaling $3.0 million matured and one Municipal Security in the amount of $0.5 million was called.

There were no sales or purchases during the three months ended March 31, 2020 and 2019.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans are to borrowers located in our market area of Charleston, Dorchester and Berkeley counties of South Carolina.

Net loans increased $4.3 million, or 1.59%, to $274.4 million as of March 31, 2020 from $270.1 million as of December 31, 2019. The increase in loans is related to growth in the North Charleston market as well as an increase in usage of lines of credit to existing customers and mortgage loans held for investment.  The following table is a summary of our loan portfolio composition (net of deferred fees of $146,471 at March 31, 2020 and $155,697 at December 31, 2019) and the corresponding percentage of total loans as of the dates indicated.

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent

Commercial	$53,516,468	19.22%	$52,848,455	19.28%
Commercial Real Estate Construction	14,072,423	5.06%	12,491,078	4.56%
Commercial Real Estate Other	138,364,100	49.70%	143,821,990	52.48%
Consumer Real Estate	67,334,135	24.19%	59,533,045	21.72%
Consumer Other	5,088,534	1.83%	5,377,992	1.96%
Total loans	278,375,660	100.00%	274,072,560	100.00%
Allowance for loan losses	(4,014,213)		(4,003,758)

Total loans, net	$274,361,447		$270,068,802

Nonperforming Assets

Nonperforming Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. As of March 31, 2020, there were no loans 90 days past due still accruing interest.

On March 18, 2020, in recognition of the difficulties of COVID-19, the Chief Justice of South Carolina declared a statewide moratorium on foreclosures until directed by subsequent order by the Chief Justice.

The following table is a summary of our Nonperforming Assets:

	March 31, 2020	December 31, 2019
Commercial	$178,975	$178,975
Commercial Real Estate Construction	—	—
Commercial Real Estate Other	1,161,279	857,327
Consumer Real Estate	629,999	629,999
Consumer Other	13,848	—
Total nonaccruing loans	1,984,101	1,666,301
Total nonperforming assets	$1,984,101	$1,666,301

Allowance for Loan Losses

The allowance for loan losses was $4.0 million as of March 31, 2020 and December 31, 2019, or 1.44% and 1.46%, respectively, of outstanding loans for each respective period. At March 31, 2020 and December 31, 2019, the allowance for loan losses represented 202.32% and 240.28% of the total amount of nonperforming loans, respectively. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses at March 31, 2020 is adequate.

At March 31, 2020, impaired loans totaled $5.3 million, for which $1.1 million of these loans had a reserve of approximately $0.7 million allocated in the allowance for loan losses. Comparatively, impaired loans totaled $4.8 million at December 31, 2019, and $1.1 million of these loans had a reserve of approximately $0.7 million allocated in the allowance for loan losses.

During the three months ended March 31, 2020, we recorded $39,592 of charge-offs and $50,047 of recoveries on loans previously charged-off, for net recoveries of $10,455. Comparatively, we recorded $235,729 of charge-offs and $820 of recoveries on loans previously charged-off, for net charge-offs of $234,909 for the three months ended March 31, 2019.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest-bearing deposits provided funding for 59.04% of average earning assets for the three months ended March 31, 2020, and 60.02% for the three months ended March 31, 2019. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Deposits
Non-interest bearing demand	$186,228,869	43.07%	$125,621,031	33.13%
Interest bearing demand	118,303,829	27.36%	125,175,935	33.01%
Money market accounts	68,715,996	15.89%	68,964,879	18.19%
Time deposits over $250,000	4,969,834	1.15%	5,967,559	1.57%
Other time deposits	16,211,718	3.75%	16,215,228	4.28%
Other savings deposits	37,951,287	8.78%	37,247,023	9.82%
Total deposits	$432,381,533	100.00%	$379,191,655	100.00%

Deposits increased 14.03% or $53.2 million from December 31, 2019 to March 31, 2020 due to an increase in the balances of a related group of demand deposit accounts at the end of the quarter and were temporary in nature.

At March 31, 2020 and December 31, 2019, deposits with an aggregate deficit balance of $24,813 and $25,319, respectively, were re-classified as other loans.

Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019

Net income decreased $168,133 or 9.95% to $1.5 million, or basic and diluted earnings per share of $0.28 and $0.27, respectively, for the three months ended March 31, 2020, from $1.7 million, or basic and diluted earnings per share of $0.31 and $0.30, respectively, for the three months ended March 31, 2019. Our annualized returns on average assets and average equity for the three months ended March 31, 2020 were 1.38% and 11.70%, respectively, compared with 1.59% and 14.73%, respectively, for the three months ended March 31, 2019.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest-bearing assets. Net interest income decreased $241,721 or 5.43% to $4.2 million for the three months ended March 31, 2020 from $4.4 million for the three months ended March 31, 2019. This decrease was primarily due to interest and fee income received on loans tied to changes in variable interest rates as a result of significant decrease in interest rates at the Federal Reserve. Average loans increased $1.6 million or 0.55% to $278.1 million for the three months ended March 31, 2020, compared to $276.5 million for the three months ended March 31, 2019. The yield on average loans (including fees) was 5.63% and 5.96% for the three months ended March 31, 2020 and March 31, 2019, respectively. Interest income on loans decreased $280,737 for the three months ended March 31, 2020 to $3.7 million from $4.0 million for the three months ended March 31, 2019.

The average balance of interest bearing deposits at the Federal Reserve increased $26.1 million or 139.28% to $44.8 million for the three months ended March 31, 2020, with a yield of 0.36% as compared to $18.7 million for the three months ended March 31, 2019, with a yield of 2.48%. The increase in the average balance of interest-bearing deposits is due to proceeds related to maturities and calls of lower yielding investments placed on deposit with the Federal Reserve.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of our allowance for loan losses. For the three months ended March 31, 2020, we had no provision of loan losses compared to a provision of $10,000 for the same period in the prior year. The decrease in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income increased $218,848 or 53.54% to $627,631 for the three months ended March 31, 2020, from $408,783 for the three months ended March 31, 2019. This increase was primarily due to improved mortgage banking activity. Rates have remained consistently low, fueling demand for refinancing and new home purchases. Accordingly, mortgage banking income increased $222,421 or 179.86% from $123,662 for the three months ended March 31, 2019 to $346,083 for the three months ended March 31, 2020.

Non-Interest Expense

Non-interest expense increased $197,160 or 7.41% to $2.9 million for the three months ended March 31, 2020 from $2.7 million for the three months ended March 31, 2019. This increase was related to an increase in salaries and employee benefits and net occupancy expenses related to the opening of the North Charleston office and offset by a decrease in other operating expenses.

Income Tax Expense

We incurred income tax expense of $457,333 for the three months ended March 31, 2020 as compared to $499,233 during the same period in 2019. Our effective tax rate was 23.12% and 22.81% for the three months ended March 31, 2020 and 2019, respectively.

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $111.6 million and $105.5 million at March 31, 2020 and December 31, 2019, respectively.

Standby letters of credit represent our obligation to a third-party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2020 and December 31, 2019 was $1.0 million and $1.1 million, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments on mortgage loans held for sale totaling $5.4 million and $5.1 million at March 31, 2020 and December 31, 2019, respectively. The fair value of these commitments was not significant at March 31, 2020 or December 31, 2019. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $2.1 million at March 31, 2020 and $19.1 million at December 31, 2019. For the three months ended March 31, 2020 and March 31, 2019, there were no loans repurchased.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, interest-bearing deposits in other banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 41.01% and 34.74% of total assets at March 31, 2020 and December 31, 2019, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At March 31, 2020, we had unused short-term lines of credit totaling approximately $23.0 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and sale of mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At March 31, 2020, we could borrow up to $57.8 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest-bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At March 31, 2020 and December 31, 2019, our liquidity ratio was 43.84% and 36.18%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase stock. Total shareholders’ equity as of March 31, 2020 was $52.4 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On March 26 2020, the Board of Directors of the Company approved a stock repurchase of up to $1 million through March 2021.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

Basel III became effective on January 1, 2015. The purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Full compliance with all of the final rule requirements has been phased in over a multi-year schedule. The Bank’s total risk-based capital ratio at December 31, 2019 was 16.46%.

On November 4, 2019, the federal banking agencies jointly issued a final rule on an optional, simplified measure of capital adequacy for qualifying community banking organizations called the community bank leverage ratio (“CBLR”) framework effective on January 1, 2020. A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. Additionally, the qualifying community banking institution must be a non-advanced approaches FDIC supervised institution. The final rule adopts Tier 1 capital and existing leverage ratio into the CBLR framework. The Bank adopted this rule as of March 31, 2020 and will no longer be subject to other capital and leverage requirements. A CBLR bank meeting qualifying criteria is deemed to have met the “well capitalized” ratio requirements and be in appliance with the generally applicable capital rule. The Bank's CBLR as of March 31, 2020 was 11.58%. As of March 31, 2020, the Company and the Bank were categorized as “well capitalized.”

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the financial statements. We must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Current and previous quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management expects that the capital and leverage ratios for the Company and the Bank under CBLR will enable each of the Company and the Bank to continue to be categorized as "well capitalized."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of March 31, 2020 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2020, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. Based on this assessment, management believes that as of March 31, 2020, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.

			Page

	(1)	Consolidated Balance Sheets	3
	(2)	Consolidated Statements of Income	4
	(3)	Consolidated Statements of Comprehensive Income	5
	(4)	Consolidated Statements of Shareholders’ Equity	6
	(5)	Consolidated Statements of Cash Flows	7
	(6)	Notes to Consolidated Financial Statements	8-19

Exhibits
2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)
4.0	2020 Proxy Statement (Filed with 2019 10-K)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with June 30, 2013 10-Q)
10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
Employee Stock Ownership Plan, Restated (Filed with 2016 10-K)
10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)
10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.12	Extension to Lease Agreement for 256 Meeting Street (Filed with September 30, 2017 10-Q)
10.13	North Charleston Lease Agreement (Filed with June 30, 2017 10-Q)
10.14	Sublease Amendment for Parking Facilities at 256 Meeting Street (Filed with September 30, 2017 10-Q)
10.15	2020 Stock Incentive Plan (Filed with 2020 Proxy Statement)

14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of South Carolina Corporation

May 4, 2020
	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President