Form 10-Q
period 2020-06-30
BANK OF SOUTH CAROLINA CORP
filed 2020-08-04
CIK 1007273

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

As of July 15, 2020, there were 5,526,408 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$6,886,753	$9,773,893
Interest-bearing deposits at the Federal Reserve	89,344,677	39,320,526
Investment securities available for sale	108,906,662	100,449,956
Mortgage loans to be sold	11,624,188	5,062,398
Loans	309,907,305	274,072,560
Less: Allowance for loan losses	(4,110,630)	(4,003,758)
Net loans	305,796,675	270,068,802
Premises, equipment and leasehold improvements, net	4,161,381	4,290,435
Right of use asset	12,971,774	13,209,217
Accrued interest receivable	1,332,528	1,309,772
Other assets	1,596,912	1,527,521

Total assets	$542,621,550	$445,012,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$177,061,501	$125,621,031
Interest bearing demand	141,000,259	125,175,935
Money market accounts	90,750,383	68,964,879
Time deposits over $250,000	4,199,914	5,967,559
Other time deposits	17,045,826	16,215,228
Other savings deposits	43,639,294	37,247,023
Total deposits	473,697,177	379,191,655

Accrued interest payable and other liabilities	1,991,744	1,443,616
Lease liability	12,971,774	13,209,217
Total liabilities	488,660,695	393,844,488

Shareholders’ equity
Common stock - no par 12,000,000 shares authorized; Issued 5,812,038 shares at June 30, 2020 and 5,799,637 shares at December 31, 2019. Shares outstanding 5,530,682 and 5,530,001 at June 30, 2020 and December 31, 2019, respectively.	—	—
Additional paid in capital	47,290,003	47,131,034
Retained earnings	7,131,796	5,879,409
Treasury stock: 281,356 and 269,636 shares at June 30, 2020 and December 31, 2019, respectively.	(2,515,472)	(2,325,225)
Accumulated other comprehensive income, net of income taxes	2,054,528	482,814
Total shareholders’ equity	53,960,855	51,168,032

Total liabilities and shareholders’ equity	$542,621,550	$445,012,520

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2020	2019
Interest and fee income
Loans, including fees	$3,721,184	$4,090,423
Taxable securities	382,993	423,211
Tax-exempt securities	82,783	137,115
Other	16,251	162,596
Total interest and fee income	4,203,211	4,813,345

Interest expense
Deposits	76,005	245,226
Total interest expense	76,005	245,226

Net interest income	4,127,206	4,568,119
Provision for loan losses	—	135,000
Net interest income after provision for loan losses	4,127,206	4,433,119

Other income
Service charges and fees	250,337	300,553
Mortgage banking income	446,119	256,379
Gain on sales of securities	—	28,900
Other non-interest income	7,166	6,907
Total other income	703,622	592,739

Other expense
Salaries and employee benefits	1,812,832	1,664,436
Net occupancy expense	554,534	427,247
Other operating expenses	334,199	394,178
Data processing fees	168,658	148,921
Total other expense	2,870,223	2,634,782

Income before income tax expense	1,960,605	2,391,076
Income tax expense	459,582	550,229

Net income	$1,501,023	$1,840,847

Weighted average shares outstanding
Basic	5,529,632	5,517,236
Diluted	5,714,121	5,587,985

Basic income per common share	$0.27	$0.33
Diluted income per common share	$0.26	$0.33

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019
Interest and fee income
Loans, including fees	$7,392,166	$8,042,142
Taxable securities	746,432	886,665
Tax-exempt securities	207,408	298,836
Other	158,631	278,535
Total interest and fee income	8,504,637	9,506,178

Interest expense
Deposits	170,077	488,984
Total interest expense	170,077	488,984

Net interest income	8,334,560	9,017,194
Provision for loan losses	—	145,000
Net interest income after provision for loan losses	8,334,560	8,872,194

Other income
Service charges and fees	525,927	580,486
Mortgage banking income	792,202	380,041
Gain on sale of securities	—	28,900
Other non-interest income	13,124	12,095
Total other income	1,331,253	1,001,522

Other expense
Salaries and employee benefits	3,584,613	3,320,960
Net occupancy expense	1,079,841	814,379
Other operating expenses	734,248	864,227
Data processing fees	328,042	294,577
Total other expense	5,726,744	5,294,143

Income before income tax expense	3,939,069	4,579,573
Income tax expense	916,915	1,049,462

Net income	$3,022,154	$3,530,111

Weighted average shares outstanding
Basic	5,529,944	5,515,832
Diluted	5,708,718	5,586,813

Basic income per common share	$0.55	$0.64
Diluted income per common share	$0.53	$0.63

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2020	2019
Net income	$1,501,023	$1,840,847
Other comprehensive income
Unrealized gain on securities arising during the period	1,228,734	1,343,539
Reclassification adjustment for securities gains realized in net income	—	(28,900)
Other comprehensive income before tax	1,228,734	1,314,639
Income tax effect related to items of other comprehensive income before tax	(258,036)	(276,074)
Other comprehensive income after tax	970,698	1,038,565
Total comprehensive income	$2,471,721	$2,879,412

	Six Months Ended
	June 30,
	2020	2019
Net income	$3,022,154	$3,530,111
Other comprehensive income
Unrealized gain on securities arising during the period	1,989,513	2,599,154
Reclassification adjustment for securities gains realized in net income	—	(28,900)
Other comprehensive income before tax	1,989,513	2,570,254
Income tax effect related to items of other comprehensive income before tax	(417,799)	(539,753)
Other comprehensive income after tax	1,571,714	2,030,501
Total comprehensive income	$4,593,868	$5,560,612

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2019	5,530,001	$47,131,034	$5,879,409	$(2,325,225)	$482,814	$51,168,032
Net income	—	—	1,521,131	—	—	1,521,131
Other comprehensive income	—	—	—	—	601,016	601,016
Stock option exercises	362	4,489	—	—	—	4,489
Stock-based compensation expense	—	16,418	—	—	—	16,418
Cash dividends ($0.16 per common share)	—	—	(884,859)	—	—	(884,859)
March 31, 2020	5,530,363	$47,151,941	$6,515,681	$(2,325,225)	$1,083,830	$52,426,227

Net income	—	—	1,501,023	—	—	1,501,023
Other comprehensive income	—	—	—	—	970,698	970,698
Stock option exercises	9,619	108,757	—	(41,697)	—	67,060
Stock-based compensation expense	—	29,305	—	—	—	29,305
Repurchase of common shares	(9,300)	—	—	(148,550)	—	(148,550)
Cash dividends ($0.16 per common share)	—	—	(884,908)	—	—	(884,908)
June 30, 2020	5,530,682	$47,290,003	$7,131,796	$(2,515,472)	$2,054,528	$53,960,855

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2018	5,510,917	$46,857,734	$2,650,296	$(2,268,264)	$(1,777,205)	$45,462,561
Net income	—	—	1,689,264	—	—	1,689,264
Other comprehensive income	—	—	—	—	991,936	991,936
Stock option exercises	5,808	51,265	—	—	—	51,265
Stock-based compensation expense	—	18,881	—	—	—	18,881
Cash dividends ($0.16 per common share)	—	—	(882,676)	—	—	(882,676)
March 31, 2019	5,516,725	$46,927,880	$3,456,884	$(2,268,264)	$(785,269)	$47,331,231

Net income	—	—	1,840,847	—	—	1,840,847
Other comprehensive income	—	—	—	—	1,038,565	1,038,565
Stock option exercises	8,553	94,977	—	(45,843)	—	49,134
Stock-based compensation expense	—	18,882	—	—	—	18,882
Cash dividends ($0.16 per common share)	—	—	(884,044)	—	—	(884,044)
June 30, 2019	5,525,278	$47,041,739	$4,413,687	$(2,314,107)	$253,296	$49,394,615

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$3,022,154	$3,530,111
Adjustments to reconcile net income net cash (used in) provided by operating activities:
Depreciation expense	210,774	109,132
Gain on sale of investment securities	—	(28,900)
Provision for loan losses	—	145,000
Stock-based compensation expense	45,723	37,763
Deferred income taxes	(487,188)	(21,966)
Net amortization of unearned discounts on investment securities available for sale	94,805	140,730
Origination of mortgage loans held for sale	(69,441,770)	(27,140,026)
Proceeds from sale of mortgage loans held for sale	62,879,980	25,464,482
Increase in accrued interest receivable and other assets	(22,756)	(215,254)
Increase in accrued interest payable and other liabilities	548,019	599,626
Net cash (used in) provided by operating activities	(3,150,259)	2,620,698

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	10,088,000	5,743,835
Proceeds from sale of investment securities available for sale	—	14,952,500
Purchase of investment securities available for sale	(16,650,000)	—
Net increase in loans	(35,727,873)	(9,412,146)
Purchase of premises, equipment, and leasehold improvements, net	(81,720)	(463,239)
Net cash (used in) provided by investing activities	(42,371,593)	10,820,950

Cash flows from financing activities:
Net increase in deposit accounts	94,505,522	1,431,517
Dividends paid	(1,769,658)	(1,709,314)
Stock options exercised	71,549	100,399
Share repurchases	(148,550)	—
Net cash provided by (used in) financing activities	92,658,863	(177,398)
Net increase in cash and cash equivalents	47,137,011	13,264,250
Cash and cash equivalents at the beginning of the period	49,094,419	31,832,241
Cash and cash equivalents at the end of the period	$96,231,430	$45,096,491

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$207,880	$589,058
Income taxes	$—	$627,642

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$(1,571,714)	$(2,030,501)
Change in dividends payable	$109	$57,406
Right of use assets obtained in exchange for lease obligations	$—	$7,334,079
Change in right of use assets and lease liabilities	$(237,443)	$(115,435)

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

Note 2: Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$23,058,684	$542,757	$—	$23,601,441
Government-Sponsored Enterprises	66,754,370	1,593,682	(9,967)	68,338,085
Municipal Securities	16,492,938	474,198	—	16,967,136
Total	$106,305,992	$2,610,637	$(9,967)	$108,906,662

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$23,080,465	$99,735	$—	$23,180,200
Government-Sponsored Enterprises	50,139,959	401,336	(43,100)	50,498,195
Municipal Securities	26,618,375	169,640	(16,454)	26,771,561
Total	$99,838,799	$670,711	$(59,554)	$100,449,956

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2020 and December 31, 2019, by contractual maturity are in the following table.

	June 30, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,189,841	$10,320,371	$9,185,615	$9,191,226
Due in one year to five years	69,550,840	71,471,655	77,261,123	77,815,119
Due in five years to ten years	26,565,311	27,114,636	13,392,061	13,443,611
Due in ten years and over	—	—	—	—
Total	$106,305,992	$108,906,662	$99,838,799	$100,449,956

Securities pledged to secure deposits at both June 30, 2020 and December 31, 2019, had a fair value of $41.2 million and $37.6 million, respectively.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	June 30, 2020
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	—	$—	$—	—	$—	$—	—	$—	$—
Government-Sponsored Enterprises	1	11,624,020	(9,967)	—	—	—	1	11,624,020	(9,967)
Municipal Securities	—	—	—	—	—	—	—	—	—
Total	1	$11,624,020	$(9,967)	—	$—	$—	1	$11,624,020	$(9,967)

	December 31, 2019
	Less Than 12 Months			12 Months or Longer			Total
Available for sale	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	—	$—	$—	—	$—	$—	—	$—	$—
Government-Sponsored Enterprises	1	5,039,550	(43,100)	—	—	—	1	5,039,550	(43,100)
Municipal Securities	9	3,199,517	(13,335)	1	330,880	(3,119)	10	3,530,397	(16,454)
Total	10	$8,239,067	$(56,435)	1	$330,880	$(3,119)	11	$8,569,947	$(59,554)

The tables below show the proceeds from sales of securities available for sale and gross realized gains and losses.

	Three Months Ended
	June 30,
	2020	2019
Gross proceeds	$—	$14,952,500
Gross realized gains	—	59,512
Gross realized losses	—	(30,612)

	Six Months Ended
	June 30,
	2020	2019
Gross proceeds	$—	$14,952,500
Gross realized gains	—	59,512
Gross realized losses	—	(30,612)

There was no tax provision related to gains for the three and six months ended June 30, 2020. The tax provision related to these sales was $6,069 for the three and six months ended June 30, 2019.

Note 3: Loans and Allowance for Loan Losses

Major classifications of loans (net of deferred loan fees and costs of $1,128,775 at June 30, 2020 and $155,697 at December 31, 2019, respectively) are as follows:

	June 30, 2020	December 31, 2019
Commercial	$42,680,070	$52,848,455
Commercial Real Estate:
Construction	14,301,901	12,491,078
Other	140,469,962	143,821,990
Consumer:
Real Estate	71,183,544	59,533,045
Other	4,728,864	5,377,992
Paycheck Protection Program	36,542,964	—
	309,907,305	274,072,560
Allowance for loan losses	(4,110,630)	(4,003,758)
Loans, net	$305,796,675	$270,068,802

We had $68.7 million and $85.2 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at June 30, 2020 and at December 31, 2019, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the program, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for Paycheck and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and payments are deferred for the first six months of the loan. The Bank receives a processing fee ranging from 1% to 5% based on the size of the loan from the SBA. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/ HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. The Bank has provided $36.5 million in funding to 266 customers through the PPP as of June 30, 2020. Because these loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve.

Our portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Our internal credit risk grading system is based on experience with similarly graded loans, industry best practices, and regulatory guidance. Our portfolio is graded in its entirety, with the exception of the PPP loans.

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

The following tables illustrate credit quality by class and internally assigned grades at June 30, 2020 and December 31, 2019. “Pass” includes loans internally graded as excellent, good and satisfactory.

June 30, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$35,665,736	$13,461,039	$118,080,815	$68,776,698	$4,430,294	$—	$240,414,582
Watch	4,701,530	840,862	20,069,519	869,152	219,765	—	26,700,828
OAEM	388,727	—	238,227	622,731	36,909	—	1,286,594
Substandard	1,924,077	—	2,081,401	914,963	41,896	—	4,962,337
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Unrated	—	—	—	—	—	36,542,964	36,542,964
Total	$42,680,070	$14,301,901	$140,469,962	$71,183,544	$4,728,864	$36,542,964	$309,907,305

December 31, 2019
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$48,098,936	$12,005,834	$137,641,011	$56,034,247	$4,966,615	$—	$258,746,643
Watch	2,303,568	485,244	3,758,220	2,096,445	315,375	—	8,958,852
OAEM	460,551	—	649,039	522,600	44,232	—	1,676,422
Substandard	1,985,400	—	1,773,720	879,753	51,770	—	4,690,643
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Unrated	—	—	—	—	—	—	—
Total	$52,848,455	$12,491,078	$143,821,990	$59,533,045	$5,377,992	$—	$274,072,560

The following tables include an aging analysis of the recorded investment in loans segregated by class.

June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$—	$210,121	$—	$210,121	$42,469,949	$42,680,070	$—
Commercial Real Estate Construction	—	—	—	—	14,301,901	14,301,901	—
Commercial Real Estate Other	335,448	423,170	638,139	1,396,757	139,073,205	140,469,962	—
Consumer Real Estate	—	—	665,114	665,114	70,518,430	71,183,544	—
Consumer Other	—	2,560	—	2,560	4,726,304	4,728,864	—
Paycheck Protection Program	—	—	—	—	36,542,964	36,542,964	—
Total	$335,448	$635,851	$1,303,253	$2,274,552	$307,632,753	$309,907,305	$—

December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$39,329	$—	$178,975	$218,304	$52,630,151	$52,848,455	$—
Commercial Real Estate Construction	—	—	—	—	12,491,078	12,491,078	—
Commercial Real Estate Other	620,837	300,240	582,419	1,503,496	142,318,494	143,821,990	—
Consumer Real Estate	—	2,965	629,999	632,964	58,900,081	59,533,045	—
Consumer Other	32,842	—	—	32,842	5,345,150	5,377,992	—
Paycheck Protection Program	—	—	—	—	—	—	—
Total	$693,008	$303,205	$1,391,393	$2,387,606	$271,684,954	$274,072,560	$—

There were no loans over 90 days past due and still accruing as of June 30, 2020 and December 31, 2019.

The following table summarizes the balances of non-accrual loans:

	Loans Receivable on Non-Accrual
	June 30, 2020	December 31, 2019

Commercial	$190,751	$178,975
Commercial Real Estate Construction	—	—
Commercial Real Estate Other	912,067	857,327
Consumer Real Estate	665,114	629,999
Consumer Other	13,450	—
Paycheck Protection Program	—	—
Total	$1,781,382	$1,666,301

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by loan category for the three and six months ended June 30, 2020 and 2019. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

	Three Months Ended June 30, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$1,416,267	$123,069	$1,212,647	$562,000	$700,230	$—	$4,014,213
Charge-offs	—	—	—	—	(76,410)	—	(76,410)
Recoveries	71,511	—	99,801	—	1,515	—	172,827
Provisions	(469,228)	27,738	164,571	321,300	(44,381)	—	—
Ending balance	$1,018,550	$150,807	$1,477,019	$883,300	$580,954	$—	$4,110,630

	Six Months Ended June 30, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$1,429,917	$109,235	$1,270,445	$496,221	$697,940	$—	$4,003,758
Charge-offs	—	—	—	—	(116,002)	—	(116,002)
Recoveries	87,011	—	99,801	—	36,062	—	222,874
Provisions	(498,378)	41,572	106,773	387,079	(37,046)	—	—
Ending balance	$1,018,550	$150,807	$1,477,019	$883,300	$580,954	$—	$4,110,630

	Three Months Ended June 30, 2019
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$1,528,577	$81,047	$1,318,918	$377,641	$683,239	$—	$3,989,422
Charge-offs	—	—	—	—	(2,009)	—	(2,009)
Recoveries	5,500	—	—	—	2,635	—	8,135
Provisions	5,575	16,940	13,885	150,888	(52,288)	—	135,000
Ending balance	$1,539,652	$97,987	$1,332,803	$528,529	$631,577	$—	$4,130,548

	Six Months Ended June 30, 2019
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$1,665,413	$63,876	$1,292,346	$386,585	$806,111	$—	$4,214,331
Charge-offs	(229,395)	—	—	—	(8,342)	—	(237,737)
Recoveries	6,000	—	—	—	2,954	—	8,954
Provisions	97,634	34,111	40,457	141,944	(169,146)	—	145,000
Ending balance	$1,539,652	$97,987	$1,332,803	$528,529	$631,577	$—	$4,130,548

16

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans, for the periods indicated.

	June 30, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$466,463	$—	$29,199	$170,794	$—	$—	$666,456
Collectively evaluated for impairment	552,087	150,807	1,447,820	712,506	580,954	—	3,444,174
Total Allowance for Loan Losses	$1,018,550	$150,807	$1,477,019	$883,300	$580,954	$—	$4,110,630
Loans Receivable
Individually evaluated for impairment	$1,924,077	$—	$2,084,973	$914,964	$41,896	$—	$4,965,910
Collectively evaluated for impairment	40,755,993	14,301,901	138,384,989	70,268,580	4,686,968	36,542,964	304,941,395
Total Loans Receivable	$42,680,070	$14,301,901	$140,469,962	$71,183,544	$4,728,864	$36,542,964	$309,907,305

	December 31, 2019
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$683,278	$—	$1,782	$—	$90	$—	$685,150
Collectively evaluated for impairment	746,639	109,235	1,268,663	496,221	697,850	—	3,318,608
Total Allowance for Loan Losses	$1,429,917	$109,235	$1,270,445	$496,221	$697,940	$—	$4,003,758
Loans Receivable
Individually evaluated for impairment	$2,065,732	$—	$1,679,872	$879,753	$51,770	$—	$4,677,127
Collectively evaluated for impairment	50,782,723	12,491,078	142,142,118	58,653,292	5,326,222	—	269,395,433
Total Loans Receivable	$52,848,455	$12,491,078	$143,821,990	$59,533,045	$5,377,992	$—	$274,072,560

As of June 30, 2020 and December 31, 2019, loans individually evaluated and considered impaired are presented in the following table.

	Impaired Loans as of
	June 30, 2020			December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$956,102	$956,102	$—	$1,355,875	$1,355,875	$—
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,749,438	1,749,438	—	1,432,988	1,432,988	—
Consumer Real Estate	249,850	249,850	—	879,753	879,753	—
Consumer Other	41,896	41,896	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—
Total	2,997,286	2,997,286	—	3,668,616	3,668,616	—

With an allowance recorded:
Commercial	967,975	967,975	466,463	709,857	709,857	683,278
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	435,336	335,535	29,199	346,685	246,884	1,782
Consumer Real Estate	665,114	665,114	170,794	—	—	—
Consumer Other	—	—	—	51,770	51,770	90
Paycheck Protection Program	—	—	—	—	—	—
Total	2,068,425	1,968,624	666,456	1,108,312	1,008,511	685,150

Commercial	1,924,077	1,924,077	466,463	2,065,732	2,065,732	683,278
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	2,184,774	2,084,973	29,199	1,779,673	1,679,872	1,782
Consumer Real Estate	914,964	914,964	170,794	879,753	879,753	—
Consumer Other	41,896	41,896	—	51,770	51,770	90
Paycheck Protection Program	—	—	—	—	—	—
Total	$5,065,711	$4,965,910	$666,456	$4,776,928	$4,677,127	$685,150

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	Three Months Ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$960,398	$14,480	$117,741	$2,071
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	1,752,669	21,646	863,351	10,354
Consumer Real Estate	249,800	2,647	879,753	14,257
Consumer Other	42,163	683	—	—
Paycheck Protection Program	—	—	—	—
	3,005,030	39,456	1,860,845	26,682

With an allowance recorded:
Commercial	1,052,358	11,434	1,582,324	25,869
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	235,734	—	501,279	2,735
Consumer Real Estate	665,058	—	—	—
Consumer Other	—	—	17,108	224
Paycheck Protection Program	—	—	—	—
	1,953,150	11,434	2,100,711	28,828
Total
Commercial	2,012,756	25,914	1,700,065	27,940
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	1,988,403	21,646	1,364,630	13,089
Consumer Real Estate	914,858	2,647	879,753	14,257
Consumer Other	42,163	683	17,108	224
Paycheck Protection Program	—	—	—	—
	$4,958,180	$50,890	$3,961,556	$55,510

	Six Months Ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,024,907	$29,570	$123,509	$4,334
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	1,772,945	37,824	967,076	20,700
Consumer Real Estate	249,754	6,472	879,753	28,357
Consumer Other	43,903	1,342	—	—
Paycheck Protection Program	—	—	—	—
	3,091,509	75,208	1,970,338	53,391

With an allowance recorded:
Commercial	1,184,428	26,662	1,597,013	51,983
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	229,149	—	403,001	5,498
Consumer Real Estate	664,701	—	—	—
Consumer Other	—	—	18,279	478
Paycheck Protection Program	—	—	—	—
	2,078,278	26,662	2,018,293	57,959
Total
Commercial	2,209,335	56,232	1,720,522	56,317
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	2,002,094	37,824	1,370,077	26,198
Consumer Real Estate	914,455	6,472	879,753	28,357
Consumer Other	43,903	1,342	18,279	478
Paycheck Protection Program	—	—	—	—
	$5,169,787	$101,870	$3,988,631	$111,350

In general, the modification or restructuring of a loan is considered a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of June 30, 2020, there were 6 TDRs with a balance of $1.7 million compared to 3 TDRs with a balance of $573,473 as of December 31, 2019. These TDRs were granted extended payment terms with no principal reduction. The structure of two of the loans changed to interest only. All TDRs were performing as agreed as of June 30, 2020. No TDRs defaulted during the three and six months ended June 30, 2020 and 2019, which were modified within the previous twelve months.

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. The Bank processed approximately $0.6 million in principal deferments to 80 customers during the six months ended June 30, 2020. This represents 0.18% of our total loan portfolio as of June 30, 2020. The Bank has examined the payment accommodations granted to borrowers in response to COVID-19 and found that all borrowers were current prior to relief and were not experiencing financial difficulty prior to COVID-19.

Note 4: Leases

As of June 30, 2020 and December 31, 2019, the Company had operating right of use (“ROU”) assets of $13.0 million and $13.2 million, respectively, and operating lease liabilities of $13.0 million and $13.2 million, respectively. The Company maintains operating leases on land, branch facilities, and parking. Most of the leases include one or more options to renew, with renewal terms extending up to 20 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized in lease expense.

The weighted average remaining lease term is 17.56 years. The weighted average incremental borrowing rate is 4.34%.

The table below shows lease expense components for the three months ended June 30, 2020.

Lease Expense Components
Operating lease expense	$250,121
Short-term lease expense	—
Total lease expense	$250,121

The table below shows lease expense components for the six months ended June 30, 2020.

Lease Expense Components
Operating lease expense	$484,080
Short-term lease expense	—
Total lease expense	$484,080

Total rental expense was $250,121 and $161,867 for the three months ended June 30, 2020 and 2019, respectively, and $484,080 and $317,859 for the six months ended June 30, 2020 and 2019, respectively, and was included in net occupancy expense within the consolidated statements of income.

As of June 30, 2020 and December 31, 2019, we did not maintain any finance leases and we determined that the number and dollar amount of equipment leases was immaterial. As of June 30, 2020 and December 31, 2019, we have no additional operating leases that have not yet commenced.

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

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of June 30, 2020 and December 31, 2019.

 Assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$23,601,441	$—	$—	$23,601,441
Government-Sponsored Enterprises	—	68,338,085	—	68,338,085
Municipal Securities	—	10,880,794	6,086,342	16,967,136
Total	$23,601,441	$79,218,879	$6,086,342	$108,906,662

	December 31, 2019
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$23,180,200	$—	$—	$23,180,200
Government-Sponsored Enterprises	—	50,498,195	—	50,498,195
Municipal Securities	—	14,817,110	11,954,451	26,771,561
Total	$23,180,200	$65,315,305	$11,954,451	$100,449,956

There were no liabilities recorded at fair value on a recurring basis as of June 30, 2020 or December 31, 2019.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$6,403,720	$5,738,618	$11,954,451	$6,241,955
Total gains or (losses) (realized/unrealized)
Included in other comprehensive income	81,622	44,734	109,891	101,397
Purchases, issuances, and settlements net of maturities	(399,000)	(1,248,835)	(5,978,000)	(1,808,835)
Ending balance	$6,086,342	$4,534,517	$6,086,342	$4,534,517

There were no transfers between fair value levels during the three and six months ended June 30, 2020 or 2019.

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

The Bank does not have any OREO as of June 30, 2020 or December 31, 2019.

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

The following table presents information about certain assets measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,799,944	$2,799,944
Mortgage loans to be sold	—	11,624,188	—	11,624,188
Total	$—	$11,624,188	$2,799,944	$14,424,132

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,657,644	$2,657,644
Mortgage loans to be sold	—	5,062,398	—	5,062,398
Total	$—	$5,062,398	$2,657,644	$7,720,042

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2020 or December 31, 2019.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2020 and December 31, 2019:

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

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of June 30, 2020 and December 31, 2019.

	Fair Value Measurements at June 30, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,886,753	$6,886,753	$6,886,753	$—	$—
Interest-bearing deposits at the Federal Reserve	89,344,677	89,344,677	89,344,677	—	—
Investment securities available for sale	108,906,662	108,906,662	23,601,441	79,218,879	6,086,342
Mortgage loans to be sold	11,624,188	11,624,188	—	11,624,188	—
Loans, net	305,796,675	298,879,296	—	—	298,879,296
Accrued interest receivable	1,332,528	1,332,528	—	1,332,528	—
Financial Liabilities:
Demand deposits	452,451,437	452,451,437	—	452,451,437	—
Time deposits	21,245,740	23,478,635	—	23,478,635	—
Accrued interest payable	29,492	29,492	—	29,492	—

	Fair Value Measurements at December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$9,773,893	$9,773,893	$9,773,893	$—	$—
Interest-bearing deposits at the Federal Reserve	39,320,526	39,320,526	39,320,526	—	—
Investment securities available for sale	100,449,956	100,449,956	23,180,200	65,315,305	11,954,451
Mortgage loans to be sold	5,062,398	5,062,398	—	5,062,398	—
Loans, net	270,068,802	271,736,572	—	—	271,736,572
Accrued interest receivable	1,309,772	1,309,772	—	1,309,772	—
Financial Liabilities:
Demand deposits	357,008,868	357,008,868	—	357,008,868	—
Time deposits	22,182,787	21,962,039	—	21,962,039	—
Accrued interest payable	38,748	38,748	—	38,748	—

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

The following table is a summary of the reconciliation of weighted average shares outstanding for the three months ended June 30:

	2020	2019
Net income	$1,501,023	$1,840,847

Weighted average shares outstanding	5,529,632	5,517,236
Effect of dilutive shares	184,489	70,749
Weighted average shares outstanding - diluted	5,714,121	5,587,985

Earnings per share - basic	$0.27	$0.33
Earnings per share - diluted	$0.26	$0.33

The following table is a summary of the reconciliation of weighted average shares outstanding for the six months ended June 30:

	2020	2019
Net income	$3,022,154	$3,530,111

Weighted average shares outstanding	5,529,944	5,515,832
Effect of dilutive shares	178,774	70,981
Weighted average shares outstanding - diluted	5,708,718	5,586,813

Earnings per share - basic	$0.55	$0.64
Earnings per share - diluted	$0.53	$0.63

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC and the following:

●	Risk from changes in economic, monetary policy, and industry conditions

●	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources

●	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation

●	Risk inherent in making loans including repayment risks and changes in the value of collateral

●	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans

●	Level, composition, and re-pricing characteristics of the securities portfolio

●	Deposit growth, change in the mix or type of deposit products and services

●	Continued availability of senior management and ability to attract and retain key personnel

●	Technological changes

●	Ability to control expenses

●	Changes in compensation

●	Risks associated with income taxes including potential for adverse adjustments

●	Changes in accounting policies and practices

●	Changes in regulatory actions, including the potential for adverse adjustments

●	Recently enacted or proposed legislation
●	Reputational risk
● ● ●	Pandemic risk, including COVID-19, and related quarantine and/or stay-at home policies and restrictions Impact of COVID-19 on the collectability of loans Changes in legislation as related to PPP loans

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $542.6 million in assets as of June 30, 2020. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full-service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identify significant factors that have affected our financial position and operating results as of and for the periods ending June 30, 2020 and December 31, 2019, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared COVID-19 a pandemic. Due to orders issued by the governor of South Carolina and in an abundance of caution for the health of our customers and employees, on March 23, 2020 the Bank closed lobbies to all 5 offices but remained fully operational.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the program, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for Paycheck and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and payments are deferred for the first six months of the loan. The Bank receives a processing fee ranging from 1% to 5% based on the size of the loan from the SBA. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/ HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. The Bank has provided $36.5 million in funding to 266 customers through the PPP as of June 30, 2020. Because these loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve.

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. The Bank processed approximately $0.6 million in principal deferments to 80 customers during the six months ended June 30, 2020. This represents 0.18% of our total loan portfolio as of June 30, 2020. In accordance with the FDIC guidance, borrowers who were current prior to becoming affected by COVID-19, that received payment accommodations as a result of the pandemic, generally should not be reported as past due. All borrowers who received payment accommodations did not experience financial difficulty and were current prior to COVID-19. There were no interest deferments granted and all loans given payment accommodations are still paying interest. The Bank is tracking all payment accommodations to customers to identify and quantify any impact they might have on the Bank.

While the effects of COVID-19 have impacted all industries to varying degrees, the Bank believes the retail and/or service, food and beverage, and short term rental industries in our geographic area are considered a higher risk due to the primary source of repayment. These industries are dependent upon the hospitality industry and were affected by the mandates issued by the Governor of South Carolina to limit occupancy or close for a period of time.

The table below shows the total loans receivable for these segments as a percentage of total gross loans as of June 30, 2020.

	June 30, 2020
	Amount	Percentage of Total Gross Loans
Retail and/or Service	$2,577,101	0.83%
Food and Beverage	1,378,126	0.44%
Short Term Rental	13,791,316	4.45%
Total	$17,746,543	5.73%

These loans have been temporarily downgraded and the Bank is continuing to monitor the effects of COVID-19 on these segments of our loan portfolio. The Bank granted payment accommodations of approximately $6.0 million, or 33.59%, of these loans. The Bank will reevaluate these loans in the third quarter of 2020 based on actual performance.

Effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses. However, it is difficult to assess or predict how, and to what extent, COVID-19 will affect the Bank in the future.

Critical Accounting Policies

Our critical accounting policies, which involve significant judgements and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of June 30, 2020, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents increased 96.01% or $47.1 million to $96.2 million as of June 30, 2020, from $49.1 million as of December 31, 2019. The increase in total cash and cash equivalents is due to an increase in deposits driven by a combination of various government stimulus programs, delayed income tax payments, and decreased consumer spending.

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

As of June 30, 2020, our available for sale investment portfolio included U. S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $108.9 million and an amortized cost of $106.3 million for a net unrealized gain of approximately $2.6 million. As of June 30, 2020 and December 31, 2019, our investment securities portfolio represented approximately 20.07% and 22.57% of our total assets, respectively. The average yield on our investment securities was 1.85% and 2.00% at June 30, 2020 and December 31, 2019, respectively.

During the second quarter of 2020, three Municipal Securities totaling $1.0 million were called and one Municipal Security totaling $.4 million matured. During the first quarter of 2020, five Municipal Securities totaling $3.4 million were called and five Municipal Securities totaling $5.4 million matured. The Bank purchased $16.7 million in Government-Sponsored Enterprise securities during the second quarter of 2020.

During the first quarter of 2019, five Municipal Securities totaling $3.0 million matured and one Municipal Security in the amount of $0.5 million was called. During the second quarter of 2019, six Municipal Securities totaling $1.4 million were called, two Municipal Securities totaling $0.9 million matured, two Government-Sponsored Enterprise securities were sold for $10.0 million, and one U.S. Treasury Note in the amount of $5.0 was sold.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans are to borrowers located in our market area of Charleston, Dorchester and Berkeley counties of South Carolina.

Net loans increased $35.7 million, or 13.23%, to $305.8 million as of June 30, 2020 from $270.1 million as of December 31, 2019. The increase is primarily related to the PPP loans originated by the Bank.

The following table is a summary of our loan portfolio composition (net of deferred fees and costs of $1,128,775 at June 30, 2020 and $155,697 at December 31, 2019, respectively) and the corresponding percentage of total loans as of the dates indicated.

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial	$42,680,070	13.77%	$52,848,455	19.28%
Commercial Real Estate Construction	14,301,901	4.61%	12,491,078	4.56%
Commercial Real Estate Other	140,469,962	45.33%	143,821,990	52.48%
Consumer Real Estate	71,183,544	22.97%	59,533,045	21.72%
Consumer Other	4,728,864	1.53%	5,377,992	1.96%
Paycheck Protection Program	36,542,964	11.79%	—	0.00%
Total loans	309,907,305	100.00%	274,072,560	100.00%
Allowance for loan losses	(4,110,630)		(4,003,758)
Total loans, net	$305,796,675		$270,068,802

In January 2020, the Bank began originating 30-year, fixed rate consumer mortgage loans, which are held for investment rather than for sale in the secondary market. Prior to January, all consumer mortgage loans made by the Bank were originated for the purpose of sale and reflected on the consolidated balance sheet as mortgage loans held for sale. This new mortgage product has been well-received by the Bank’s customers, and the associated volume of originations through the first half of the year has contributed to the increase in Consumer Real Estate lending.

The increase in the deferred fees is directly associated with the processing fees the Bank received from the SBA for the PPP loans. The fees are deferred and amortized over the life of the loan in accordance with ASC 310-20.

Nonperforming Assets

Nonperforming Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. As of June 30, 2020, there were no loans 90 days past due still accruing interest.

On March 18, 2020, in recognition of the difficulties of COVID-19, the Chief Justice of South Carolina declared a statewide moratorium on evictions and foreclosures until directed by subsequent order of the Chief Justice. The South Carolina Supreme Court lifted its moratorium effective May 15, 2020.

The following table is a summary of our Nonperforming Assets:

	June 30, 2020	December 31, 2019
Commercial	$190,751	$178,975
Commercial Real Estate Other	912,067	857,327
Consumer Real Estate	665,114	629,999
Consumer Other	13,450	—
Total nonaccruing loans	1,781,382	1,666,301
Total nonperforming assets	$1,781,382	$1,666,301

Allowance for Loan Losses

The allowance for loan losses was $4.1 million as of June 30, 2020 and $4.0 million as of December 31, 2019, or 1.50% and 1.46%, respectively, of outstanding loans, net of PPP loans, for each respective period. Because PPP loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process they are not graded and do not have an associated reserve. At June 30, 2020 and December 31, 2019, the allowance for loan losses represented 230.76% and 240.28% of the total amount of nonperforming loans, respectively. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses at June 30, 2020 is adequate.

At June 30, 2020, impaired loans totaled $5.0 million, for which $2.1 million of these loans had a reserve of approximately $0.7 million allocated in the allowance for loan losses. Comparatively, impaired loans totaled $4.7 million at December 31, 2019, and $1.1 million of these loans had a reserve of approximately $0.7 million allocated in the allowance for loan losses.

During the three months ended June 30, 2020, we recorded $76,410 of charge-offs and $172,827 of recoveries on loans previously charged-off, for net recoveries of $96,417. Comparatively, we recorded $2,009 of charge-offs and $8,135 of recoveries on loans previously charged-off, for net recoveries of $6,126 for the three months ended June 30, 2019. During the six months ended June 30, 2020, we recorded $116,002 of charge-offs and $222,874 of recoveries, for net recoveries of $106,872. Comparatively, we recorded $237,737 of charge-offs and $8,954 of recoveries on loans previously charged-off, for net charge-offs of $228,783 for the six months ended June 30, 2019.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest-bearing deposits provided funding for 57.11% of average earning assets for the six months ended June 30, 2020, and 58.98% for the six months ended June 30, 2019. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Deposits
Non-interest bearing demand	$177,061,501	37.38%	$125,621,031	33.13%
Interest bearing demand	141,000,259	29.77%	125,175,935	33.01%
Money market accounts	90,750,383	19.16%	68,964,879	18.19%
Time deposits over $250,000	4,199,914	0.89%	5,967,559	1.57%
Other time deposits	17,045,826	3.59%	16,215,228	4.28%
Other savings deposits	43,639,294	9.21%	37,247,023	9.82%
Total deposits	$473,697,177	100.00%	$379,191,655	100.00%

Deposits increased 24.92% or $94.5 million from December 31, 2019 to June 30, 2020 due to an increase in deposits driven by a combination of various government stimulus programs, delayed income tax payments, and decreased consumer spending.

At June 30, 2020 and December 31, 2019, deposits with an aggregate deficit balance of $24,813 and $25,319, respectively, were re-classified as other loans.

Comparison of Three Months Ended June 30, 2020 to Three Months Ended June 30, 2019

The net income reflected for the three months ended June 30, 2020 on the Company’s earnings press release filed on July 9, 2020 was inaccurately stated. The net income shown and reflected in this report is correct. Net income decreased $0.3 million or 18.46% to $1.5 million, or basic and diluted earnings per share of $0.27 and $0.26, respectively, for the three months ended June 30, 2020, from $1.8 million, or basic and diluted earnings per share of $0.33 for the three months ended June 30, 2019. Our annualized returns on average assets and average equity for the three months ended June 30, 2020 were 1.19% and 11.19%, respectively, compared with 1.70% and 15.23%, respectively, for the three months ended June 30, 2019.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest-bearing assets. Net interest income decreased $0.5 million or 9.65% to $4.1 million for the three months ended June 30, 2020 from $4.6 million for the three months ended June 30, 2019. This decrease was primarily due to interest and fee income received on loans tied to changes in variable interest rates as a result of the significant decrease in interest rates at the Federal Reserve during the end of the first quarter of 2020, combined with below market interest rates on PPP loans. Average loans increased $27.7 million or 9.80% to $310.5 million for the three months ended June 30, 2020, compared to $282.8 million for the three months ended June 30, 2019. The yield on average loans (including fees) was 5.32% and 6.15% for the three months ended June 30, 2020 and June 30, 2019, respectively. Interest income on loans decreased $0.4 million for the three months ended June 30, 2020 to $3.7 million from $4.1 million for the three months ended June 30, 2019.

The average balance of interest bearing deposits at the Federal Reserve increased $47.9 million or 174.97% to $75.2 million for the three months ended June 30, 2020, with a yield of 0.09% as compared to $27.3 million for the three months ended June 30, 2019, with a yield of 2.38%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of our allowance for loan losses. For the three months ended June 30, 2020, we had no provision of loan losses compared to a provision of $135,000 for the same period in the prior year. The decrease in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income increased $0.1 million or 18.71% to $0.7 million for the three months ended June 30, 2020, from $0.6 million for the three months ended June 30, 2019. This increase was primarily due to improved mortgage banking activity. Rates have remained consistently low, fueling demand for refinancing and new home purchases. Accordingly, mortgage banking income increased $0.1 million or 74.01% from $0.3 million for the three months ended June 30, 2019 to $0.4 million for the three months ended June 30, 2020.

Non-Interest Expense

Non-interest expense increased $0.3 million or 8.94% to $2.9 million for the three months ended June 30, 2020 from $2.6 million for the three months ended June 30, 2019. This increase was primarily driven by salaries, employee benefits, and net occupancy expenses of our new North Charleston office, which opened in the fourth quarter of 2019.

Income Tax Expense

We incurred income tax expense of $0.5 million for the three months ended June 30, 2020 as compared to $0.6 million during the same period in 2019. Our effective tax rate was 23.44% and 23.01% for the three months ended June 30, 2020 and 2019, respectively.

Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019

Net income decreased $0.5 million or 14.39% to $3.0 million, or basic and diluted earnings per share of $0.55 and $0.53, respectively, for the six months ended June 30, 2020, from $3.5 million, or basic and diluted earnings per share of $0.64 and $0.63, respectively, for the six months ended June 30, 2019. Our annualized returns on average assets and average equity for the three months ended June 30, 2020 were 1.28% and 11.46%, respectively, compared with 1.65% and 14.99%, respectively, for the six months ended June 30, 2019.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest-bearing assets. Net interest income decreased $0.7 million or 7.57% to $8.3 million for the six months ended June 30, 2020 from $9.0 million for the six months ended June 30, 2019. This decrease was primarily due to interest and fee income received on loans tied to changes in variable interest rates as a result of the significant decrease in interest rates at the Federal Reserve during the end of the first quarter of 2020, combined with below market interest rates on PPP loans originated in the second quarter. Average loans increased $14.6 million or 5.22% to $294.3 million for the six months ended June 30, 2020, compared to $279.7 million for the six months ended June 30, 2019. The yield on average loans (including fees) was 5.47% and 6.06% for the six months ended June 30, 2020 and June 30, 2019, respectively. Interest income on loans decreased $0.6 million for the six months ended June 30, 2020 to $7.4 million from $8.0 million for the six months ended June 30, 2019.

The average balance of interest bearing deposits at the Federal Reserve increased $37.0 million or 160.19% to $60.0 million for the six months ended June 30, 2020, with a yield of 0.25% as compared to $23.0 million for the six months ended June 30, 2019, with a yield of 2.42%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of our allowance for loan losses. For the six months ended June 30, 2020, we had no provision of loan losses compared to a provision of $145,000 for the same period in the prior year. The decrease in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income increased $0.3 million or 32.92% to $1.3 million for the six months ended June 30, 2020, from $1.0 million for the six months ended June 30, 2019. This increase was primarily due to improved mortgage banking activity. Rates have remained consistently low, fueling demand for refinancing and new home purchases. Accordingly, mortgage banking income increased $0.4 million or 108.45% from $0.4 million for the six months ended June 30, 2019 to $0.8 million for the six months ended June 30, 2020.

Non-Interest Expense

Non-interest expense increased $0.4 million or 8.17% to $5.7 million for the six months ended June 30, 2020 from $5.3 million for the six months ended June 30, 2019. This increase was primarily driven by salaries, employee benefits, and net occupancy expenses of our new North Charleston office, which opened in the fourth quarter of 2019.

Income Tax Expense

We incurred income tax expense of $0.9 million for the six months ended June 30, 2020 as compared to $1.0 million during the same period in 2019. Our effective tax rate was 23.28% and 22.92% for the six months ended June 30, 2020 and 2019, respectively.

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $114.2 million and $105.5 million at June 30, 2020 and December 31, 2019, respectively.

Standby letters of credit represent our obligation to a third-party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2020 and December 31, 2019 was $1.0 million and $1.1 million, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments on mortgage loans held for sale totaling $11.6 million and $5.1 million at June 30, 2020 and December 31, 2019, respectively. The fair value of these commitments was not significant at June 30, 2020 or December 31, 2019. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $36.4 million at June 30, 2020 and $19.1 million at December 31, 2019. For the three and six months ended June 30, 2020 and June 30, 2019, there were no loans repurchased.

Liquidity

Historically, we have maintained our liquidity at levels believed to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets.

We manage our assets and liabilities to ensure there is sufficient liquidity to enable management to fund deposit withdrawals, loan demand, capital expenditures, reserve requirements, operating expenses, dividends, stock repurchases, and to manage daily operations on an ongoing basis. Funds are primarily provided by the Bank through customer deposits, principal and interest payments on loans, mortgage loan sales, the sale or maturity of securities, temporary investments and earnings.

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, interest-bearing deposits in other banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 39.95% and 34.74% of total assets at June 30, 2020 and December 31, 2019, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At June 30, 2020, we had unused short-term lines of credit totaling approximately $23.0 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and sale of mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At June 30, 2020, we could borrow up to $50.9 million. There have been no borrowings under this arrangement.

During the second quarter of 2020, we established an agreement with the Federal Reserve through the Paycheck Protection Program Liquidity Facility ("PPPLF"). Under this facility, the Bank can borrow from this arrangement on a non-recourse basis, using PPP loans as collateral. As of June 30, 2020, we could borrow up to $37.8 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest-bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At June 30, 2020 and December 31, 2019, our liquidity ratio was 41.60% and 36.18%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase stock. Total shareholders’ equity as of June 30, 2020 was $54.0 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On March 26, 2020, the Board of Directors of the Company approved a stock repurchase of up to $1.0 million through March 2021.

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

On November 4, 2019, the federal banking agencies jointly issued a final rule on an optional, simplified measure of capital adequacy for qualifying community banking organizations called the community bank leverage ratio (“CBLR”) framework effective on January 1, 2020. A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. Additionally, the qualifying community banking institution must be a non-advanced approaches FDIC supervised institution. The final rule adopts Tier 1 capital and existing leverage ratio into the CBLR framework. The Bank adopted this rule as of June 30, 2020 and will no longer be subject to other capital and leverage requirements. A CBLR bank meeting qualifying criteria is deemed to have met the “well capitalized” ratio requirements and be in appliance with the generally applicable capital rule. The Bank’s CBLR as of June 30, 2020 was 10.26%. As of June 30, 2020, the Company and the Bank were categorized as “well capitalized.”

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the financial statements. We must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Current and previous quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to average assets. Management expects that the capital and leverage ratios for the Company and the Bank under CBLR will enable each of the Company and the Bank to continue to be categorized as “well capitalized.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of June 30, 2020 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2020, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. Based on this assessment, management believes that as of June 30, 2020, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchases of its common stock during the second quarter of 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 – April 30, 2020	—	—	—	1,000,000
May 1 – May 31, 2020	2,200	$15.99	2,200	997,800
June 1 – June 30, 2020	7,100	$15.97	7,100	990,700
Total	9,300	$15.97	9,300	990,700

(1)	On March 26, 2020, the Company adopted a $1.0 million stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.

			Page

	(1)	Consolidated Balance Sheets	3
	(2)	Consolidated Statements of Income	4-5
	(3)	Consolidated Statements of Comprehensive Income	6
	(4)	Consolidated Statements of Shareholders’ Equity	7
	(5)	Consolidated Statements of Cash Flows	8
	(6)	Notes to Consolidated Financial Statements	9-22

Exhibits
2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on June 23, 2011)
4.0	2020 Proxy Statement (Filed with 2019 10-K)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with June 30, 2013 10-Q)
10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
Employee Stock Ownership Plan, Restated (Filed with 2016 10-K)
10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)
10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.12	Extension to Lease Agreement for 256 Meeting Street (Filed with September 30, 2017 10-Q)
10.13	North Charleston Lease Agreement (Filed with June 30, 2017 10-Q)
10.14	Sublease Amendment for Parking Facilities at 256 Meeting Street (Filed with September 30, 2017 10-Q)
10.15	2020 Stock Incentive Plan (Filed with 2020 Proxy Statement)

14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of South Carolina Corporation

August 4, 2020
	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President