Form 10-K
period 2020-12-31
BANK OF SOUTH CAROLINA CORP
filed 2021-03-05
CIK 1007273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on June 30, 2020 was $60,802,216.

As of February 11, 2021, the Registrant has outstanding 5,520,469 shares of common stock.

BANK OF SOUTH CAROLINA CORPORATION

AND SUBSIDIARY

Table of Contents

PART I

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Bank of South Carolina Corporation (the “Company”) of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-K. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described below:

●	Risk from changes in economic, monetary policy, and industry conditions
●	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources
●	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation
●	Risk inherent in making loans including repayment risks and changes in the value of collateral
●	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans
●	Level, composition, and re-pricing characteristics of the securities portfolio
●	Deposit growth and changes in the mix or type of deposit products and services
●	Continued availability of senior management and ability to attract and retain key personnel
●	Technological changes
●	Increased cybersecurity risk, including potential business disruptions or financial losses
●	Ability to control expenses
●	Ability to compete in our industry and competitive pressures among depository and other financial institutions
●	Changes in compensation
●	Risks associated with income taxes including potential for adverse adjustments
●	Changes in accounting policies and practices
●	Changes in regulatory actions, including the potential for adverse adjustments
●	Recently enacted or proposed legislation and changes in political conditions
●	Pandemic risk, including COVID-19, and related quarantine and/or stay-at home policies and restrictions
●	Impact of COVID-19 on the collectability of loans
●	Changes in legislation related to Payroll Protection Program (“PPP”) loans
●	Credit risks, determination of deficiency, or complete loss if SBA denies PPP loans

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

The Charleston – North Charleston metro area grew 16.56% from 2015 to 2019 according to the U.S. Bureau of Economic Analysis based on real gross domestic product. Charleston and Berkeley county are ranked in the top ten economies in the state based on real gross domestic product according to the U.S. Bureau of Economic Analysis. The largest nonfarm employers in our market area are trade, transportation, and utilities; government; and professional and business services. Trade, transportation and utilities has been the main economic driver of the growth in the area over the last five years. This includes manufacturing campuses for Boeing, Volvo Cars, and Mercedes-Benz Vans in the area. Based on October 2020 Bureau of Labor Statistics, the Charleston area unemployment rate was 4.0% compared to the 6.6% nationally. The Charleston area continues to rank higher than the other major metropolitan areas of the state of South Carolina in talent, innovative capacity, entrepreneurial and business environment, and livability.

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

Competition

The financial services industry is highly competitive. We face competition in attracting deposits and originating loans based upon a variety of factors including:

●	interest rates offered on deposit accounts
●	interest rates charged on loans
●	credit and service charges
●	the quality of services rendered
●	the convenience of banking facilities and other delivery channels
●	relative lending limits in the case of loans
●	increase in non-banking financial institutions providing similar services
●	continued consolidation, and
●	legislative, regulatory, economic, and technological changes.

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

Commercial Loans

As of December 31, 2020, $51.0 million, or 15.91%, of our loan portfolio consisted of commercial loans. We originate various types of secured and unsecured commercial loans to customers in our market area in order to provide customers with working capital and funds for other general business purposes. The terms of these loans generally range from less than one year to 10 years. These loans bear either a fixed interest rate or an interest rate linked to a variable market index, depending on the individual loan, its purpose, and underwriting of that loan.

Commercial credit decisions are based upon our credit assessment of each applicant. We evaluate the applicant’s ability to repay in accordance with the proposed terms of the loan and assess the risks involved. In addition to evaluating the applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the applicant’s personal credit history supplement our analysis of the applicant’s creditworthiness. In addition, collateral supporting a secured transaction is analyzed to determine its marketability. Commercial business loans generally have higher interest rates than residential loans of a similar duration because they have a higher risk of default with repayment generally depending on the successful operation of the borrower’s business and the adequacy of any collateral.

Commercial Real Estate Loans

As of December 31, 2020, commercial real estate construction loans comprised $14.8 million, or 4.62%, of our loan portfolio. We make construction loans for commercial properties to businesses. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Loans are typically underwritten with a maximum loan to value ratio of 80% based on current appraisals with value defined as the purchase price, appraised value, or cost of construction, whichever is lower. Repayment of construction loans on non-residential and income-producing properties is normally attributable to rental income, income from the borrower’s operating entity, or the sale of the property. Construction loans are interest-only during the construction period, which typically does not exceed twelve months, and are often amortized or paid-off with permanent financing.

Before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimated value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. Construction loans also expose us to risk that improvements will not be completed on time in accordance with specifications and projected costs.

As of December 31, 2020, $146.2 million, or 45.57%, of our loan portfolio consisted of other commercial real estate loans, excluding commercial construction loans. Properties securing our commercial real estate loans are primarily comprised of business owner-occupied properties, small office buildings and office suites, and income-producing real estate.

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

Commercial real estate loans generally carry higher credit risks, as they typically involve larger loan balances concentrated with single borrowers or a group of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is largely dependent upon sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions not within the control of the borrower or lender could affect the value of the underlying collateral or the future cash flow of the property.

Consumer Loans

Consumer real estate loans were $71.8 million, or 22.39%, of the loan portfolio as of December 31, 2020. Consumer real estate loans consist of consumer construction loans, HELOCs, and mortgage originations. We make mortgage and construction loans for owner-occupied residential properties. Advances on construction loans are in accordance with a schedule reflecting the cost of construction, but are limited to a maximum loan-to-value ratio of 80%. Before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan. Similar to commercial real estate construction financing, consumer construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimated value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. Construction loans also expose us to risk that improvements will not be completed on time in accordance with plans, specifications, and projected costs.

This category of loans consists of loans secured by first or second mortgages on primary residences and originate as adjustable-rate or fixed-rate loans. Owner-occupied properties located in the Company’s market area serve as the collateral for these loans. The Company currently originates residential mortgage loans for our portfolio with a maximum loan-to-value ratio of 80% for traditional owner-occupied homes.

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

Other consumer loans totaled $4.5 million, or 1.40% of the loan portfolio, as of December 31, 2020. These loans are originated for various purposes, including the purchase of automobiles, boats, and other personal items or needs.

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

Paycheck Protection Program

Paycheck Protection Program (“PPP”) loans were $32.4 million, or 10.11% of the loan portfolio, as of December 31, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the program, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for Paycheck and other permitted purposes in accordance with the requirements of the program. These loans were originated to assist small businesses affected by the coronavirus. The Bank originated $37.8 million in PPP loans to 266 customers as of December 31, 2020.

These loans are 100% guaranteed by the SBA.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by the Board of Directors of the Bank. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment, credit history, and other information on the historical and projected income and expenses of the borrower.

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

Employees

At December 31, 2020, we employed 76 people, with two individuals considered hourly, none of whom are subject to a collective bargaining agreement. We provide a variety of benefit programs including an Employee Stock Ownership Plan and Trust; Stock Incentive Plan; and health, life, disability and other insurance. We believe our relationship with our employees is excellent.

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

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: proprietary trading and the ownership or sponsorship of private equity or hedge funds that are referred to as covered funds. Proprietary trading, in general, is trading in securities on a short-term basis for a banking entity’s own account. In December 2013, federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. As of December 31, 2020, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

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

Capital Requirements

The Federal Reserve Board imposes certain capital requirements on the Company under the Bank Holding Company Act, including a minimum leverage ratio and minimum ratio of “qualifying” capital to risk-weighted assets or a community bank leverage ratio for qualifying community banking organizations. These requirements are essentially the same as those that apply to the Bank and are described under “Regulatory Capital Requirements” in the notes to the financial statements (see Note 18). The ability of the Company to pay dividends to shareholders depends on the Bank’s ability to pay dividends to the Company, which is subject to regulatory restrictions as described below in “Dividends.”

Standards for Safety and Soundness

The Federal Deposit Insurance Act requires the federal banking regulatory agencies to prescribe, by regulation or guidelines, operational and managerial standards for all insured depository institutions relating to (1) internal controls, information systems and internal audit systems, (2) loan documentation, (3) credit underwriting, (4) interest rate risk exposure, and (5) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees, and benefits. The federal banking agencies have adopted regulations and “Interagency Guidelines Establishing Standards for Safety and Soundness” to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.

Regulatory Examination

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate banking agency against each institution or affiliate, as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the Federal Deposit Insurance Corporation (“FDIC”), their federal regulatory agency, and state supervisor, when applicable. As a state-chartered bank located in South Carolina, the Bank is also subject to the regulations of the South Carolina State Board of Financial Institutions.

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

Consumer Protection Regulations

Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected by the Bank are subject to state usury laws and federal laws concerning interest rates. Our loan operations are also subject to federal laws applicable to credit transactions, such as:

●	The federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers
●	The Home Mortgage Disclosure Act of 1975, which requires financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves
●	The Fair Lending Act, which requires fair, equitable, and nondiscriminatory access to credit for consumers
●	The Equal Credit Opportunity Act, which prohibits discrimination on the basis of race, creed or other prohibited factors in extending credit
●	The Fair Credit Reporting Act of 1978, which governs the use and provision of information to credit reporting agencies
●	The Fair Debt Collection Act, which governs the manner in which consumer debt may be collected by collection agencies
●	The Gramm - Leach - Bliley Act, which governs the protection of consumer information
●	The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws

The deposit operations of the Bank also are subject to:

●	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records

●	The Electronic Funds Transfer Act and Regulation E, issued by the Federal Reserve Board to implement the act, which govern automatic deposits to and withdrawals from deposit accounts and customer’s rights and liabilities arising from the use of automated teller machines and other electronic banking services
●	Regulation DD, which implements the Truth in Savings Act to enable consumers to make informed decisions about deposit accounts at depository institutions.

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

At December 31, 2020, there were 5,818,935 shares issued and 5,520,469 shares outstanding of the 12,000,000 authorized shares of common stock of the Company. Our common stock is traded on the NASDAQ under the trading symbol “BKSC”.

Information regarding the historical market prices of our common stock and dividends declared on that stock is shown below.

	High	Low	Dividends
2020
Quarter ended March 31, 2020	$19.39	$11.65	$0.16
Quarter ended June 30, 2020	$18.19	$13.75	$0.16
Quarter ended September 30, 2020	$17.18	$15.69	$0.17
Quarter ended December 31, 2020	$16.91	$15.95	$0.17

2019
Quarter ended March 31, 2019	$19.30	$18.12	$0.16
Quarter ended June 30, 2019	$20.01	$17.52	$0.16
Quarter ended September 30, 2019	$19.32	$18.34	$0.26
Quarter ended December 31, 2019	$18.99	$18.27	$0.16

2018
Quarter ended March 31, 2018	$21.45	$18.90	$0.15
Quarter ended June 30, 2018	$21.90	$17.55	$0.15
Quarter ended September 30, 2018	$21.15	$19.50	$0.25
Quarter ended December 31, 2018	$20.90	$17.89	$0.15

The future payment of cash dividends is subject to the discretion of the Board of Directors and depends on a number of factors including future earnings, financial condition, cash requirements, and general business conditions. Cash dividends, when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. Certain regulatory requirements restrict the dividend amount that the Bank can pay to the Company.

At our December 1995 Board Meeting, the Board of Directors authorized the repurchase of up to 140,918 shares of its common stock on the open market. At our October 1999 Board Meeting, the Board of Directors authorized the repurchase of up to 45,752 shares of its common stock on the open market and again at our September 2001 Board meeting, the Board of Directors authorized the repurchase of up to 54,903 shares of its common stock on the open market. At the Annual Meeting in 2020, the Board of Directors authorized a stock repurchase plan of up to $1.0 million. As of the date of this report, the Company owns 298,466 shares, adjusted for five 10% stock dividends and a 25% stock dividend. At the Annual Meeting in 2007, the shareholders voted to increase the number of authorized shares from 6,000,000 to 12,000,000.

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

The Board of Directors of the Bank approved a cash contribution of $540,000, $510,000, and $420,000 to the ESOP for the fiscal years ended December 31, 2020, 2019, and 2018, respectively. The contributions were made during the respective fiscal years.

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

The Bank is the Plan Administrator. Eugene H. Walpole, IV, Fleetwood S. Hassell, Sheryl G. Sharry and Douglas H. Sass, currently serve as the Plan Administrative Committee and Trustees for the Plan. At December 31, 2020, the Plan owned 344,384 shares of common stock of the Company.

THE BANK OF SOUTH CAROLINA STOCK INCENTIVE PLAN

We have two Stock Incentive Plans: the first was approved in 2010 with 300,000 (363,000 adjusted for two 10% stock dividends) shares reserved and another Stock Incentive Plan, which was approved in 2020, with 300,000 shares reserved. Under both plans, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Participating employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. Employees are eligible to participate in this plan if the Executive/Long-Range Planning Committee, in its sole discretion, and the Compensation Committee as to Executive Officers who are members of the Executive/Long-Range Planning Committee, determines that an employee has contributed or can be expected to contribute to our profits or growth.

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

	2020	2019	2018	2017	2016
For December 31:
Net income	$6,460,631	$7,318,433	$6,922,934	$4,901,825	$5,247,063
Selected year end balances:
Total assets	532,494,599	445,012,520	429,135,198	446,566,498	413,949,636
Total loans(1)	333,768,406	279,134,958	275,863,705	272,274,363	264,962,325
Investment securities available for sale	134,819,818	100,449,956	119,668,874	139,250,250	119,978,944
Interest-bearing deposits at the Federal Reserve	42,348,085	39,320,526	25,506,784	24,034,194	18,101,300
Earning assets	510,936,309	418,905,440	421,039,363	435,558,807	403,042,569
Total deposits	462,197,631	379,191,655	382,378,388	402,888,300	372,522,851
Total shareholders’ equity	54,980,356	51,168,032	45,462,561	42,764,635	40,612,974
Weighted Average Shares Outstanding - basic	5,526,948	5,522,025	5,500,027	5,471,001	5,428,884
Weighted Average Shares Outstanding - diluted	5,678,543	5,588,090	5,589,012	5,568,493	5,561,739

For the Year:
Selected average balances:
Total assets	502,628,318	440,615,140	430,495,412	428,174,359	410,581,560
Total loans(1)	313,303,363	281,508,711	277,223,600	264,881,222	265,151,258
Investment securities available for sale	112,970,054	106,421,507	123,347,669	130,161,937	110,762,289
Interest-bearing deposits at the Federal Reserve	54,231,372	34,713,982	20,151,823	23,558,893	26,474,258
Earning assets	480,504,789	422,644,200	420,723,092	418,602,052	402,387,805
Total deposits	434,071,108	381,687,960	386,025,147	384,524,305	367,822,900
Total shareholders’ equity	54,021,647	49,242,545	43,691,359	43,121,778	41,479,755

Performance Ratios:
Return on average equity	11.96%	14.86%	15.85%	11.37%	12.65%
Return on average assets	1.29%	1.66%	1.61%	1.14%	1.28%
Average equity to average assets	10.75%	11.18%	10.15%	10.07%	10.10%
Net interest margin	3.52%	4.28%	4.15%	3.76%	3.71%
Net (recoveries) charge-offs to average loans	0.02%	0.14%	-0.01%	0.01%	0.05%
Allowance for loan losses as a percentage of total loans(2)	1.30%	1.46%	1.53%	1.43%	1.48%

Per Share:
Basic income per common share(3)	$1.17	$1.33	$1.26	$0.90	$0.96
Diluted income per common share(3)	$1.14	$1.31	$1.24	$0.88	$0.94
Year end book value(3)	$9.96	$9.25	$8.25	$7.79	$7.45
Dividends per common share	$0.66	$0.74	$0.58	$0.58	$0.54
Dividend payout ratio	56.44%	55.88%	54.68%	58.87%	50.86%
Full time employee equivalents	76	79	79	77	74

(1)	Including mortgage loans to be sold.
(2)	Excluding mortgage loans to be sold.
(3)	Adjusted to retroactively reflect 10% stock dividend issued during the year ended December 31, 2018.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The Company is a bank holding company headquartered in Charleston, South Carolina, with $532.5 million in assets as of December 31, 2020 and net income of $6.5 million for the year ended December 31, 2020. The Company offers a broad range of financial services through its wholly owned subsidiary, the Bank. The Bank is a state-chartered commercial bank, which operates principally in the Charleston, Dorchester, and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long-standing relationships.

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

In addition to earning interest on loans and investment securities, we earn income through fees and other expenses we charge to the customer. The various components of other income and other expenses are described in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position and operating results for the year ended as of December 31, 2020 as compared to December 31, 2019 and our operating results for 2019 compared to 2018, and should be read in conjunction with the consolidated financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

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

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared COVID-19 a pandemic. Due to orders issued by the governor of South Carolina and in an abundance of caution for the health of our customers and employees, on March 23, 2020 the Bank closed lobbies to all 5 offices but has remained fully operational.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the program, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for payroll and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and as long as the borrower submits its loan forgiveness application within ten months of completion of the covered period, the borrower is not required to make any payments until the forgiveness amount is remitted to the lender by the SBA. The Bank received a processing fee ranging from 1% to 5% based on the size of the loan from the SBA. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/ HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. The Bank has provided $37.8 million in funding to 266 customers through the PPP as of December 31, 2020. Because these loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve.

Borrowers must submit a forgiveness application within ten months of the completion of the covered period. Once the borrower has submitted the application, the Bank has 60 days to review, issue a lender decision, and submit the decision and application to the SBA. Once the application is submitted, the SBA has 90 days to review and remit the appropriate forgiveness amount to the Bank plus any interest accrued through the date of payment. The SBA began accepting PPP Forgiveness Applications on August 10, 2020. As of December 31, 2020, the Bank received 127 PPP forgiveness applications, in the amount of $13.9 million in principal, and submitted 57 applications and decisions to the SBA, in the amount of $5.4 million in principal. Of the 57 PPP submissions, 48 loans, in the amount of $4.6 million, were forgiven as of December 31, 2020. Upon forgiveness the Bank will recognize the deferred fee income in accordance with ASC 310-20. The Bank received processing fees of $1.4 million and recognized $0.6 million during the year ended December 31, 2020.

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. The Bank processed approximately $0.7 million in principal deferments to 84 customers, with an aggregate loan of $29.7 million, during the year ended December 31, 2020. The principal deferments represent 0.24% of our total loan portfolio as of December 31, 2020. The Bank has examined the payment accommodations granted to borrowers in response to COVID-19 and classified 9 loans, with an aggregate loan balance of $4.0 million, that were granted payment accommodations as TDRs given the continued financial difficulty of the customer, associated industry risk, and multiple deferral requests. All other borrowers were current prior to relief, were not experiencing financial difficulty prior to COVID-19, and the Bank determined they were not considered TDRs. Additionally, of the 75 customers that received payment accommodations that are not classified as TDRs, 15 customers, with an aggregate loan balance of $2.9 million, have paid their loan in full, 7 customers, with an aggregate loan balance of $3.3 million, are past due less than 30 days, and 53 customers, with an aggregate loan balance of $18.6 million, have commenced paying as agreed as of December 31, 2020. There are no loans that received payment accommodation past due greater than 30 days. The Bank will continue to examine payment accommodations as requested by our borrowers.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (“Economic Aid Act”) was enacted, which reauthorized lending under the PPP program through March 31, 2021, with an additional $325 billion. Under this Act, the SBA will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for payroll and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of five years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and as long as the borrower submits its loan forgiveness application within ten months of completion of the covered period, the borrower is not required to make any payments until the forgiveness amount is remitted to the lender by the SBA. The Bank will receive a processing fee based on the size of the loan from the SBA and a tiered structure. For loans up to $50,000 in principal, the lender processing fee will be the lesser of 50% of the principal amount or $2,500. For loans between $50,000 and $350,000 in principal, the lender processing fee will be 5% of the principal amount. For loans $350,000 and above, the lender processing fee will be 3% of the principal amount. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20. As of February 11, 2021 the Bank has received 126 applications with a total loan amount of $13.3 million. Of those 126 applications, the SBA has approved 95 applications in the aggregate amount of $10.7 million.

While the effects of COVID-19 have impacted all industries to varying degrees, the Bank believes the retail and/or service, food and beverage, and short-term rental industries in our geographic area are considered a higher risk due to the primary source of repayment. These industries are dependent upon the hospitality industry and were affected by the mandates issued by the Governor of South Carolina to limit occupancy or close for a period of time.

The table below shows the total loans receivable for these segments as a percentage of total gross loans as of December 31, 2020.

	As of December 31, 2020
	Amount	Percent of Total Loans
Retail and/or service	$1,630,331	0.51%
Food and beverage	1,402,001	0.44%
Short-term rentals	9,663,044	3.01%
Total	$12,695,376	3.96%

These loans have been temporarily downgraded to our “Watch” category; the Bank is continuing to monitor the effects of COVID-19 on these segments of our loan portfolio. During the second quarter of 2020, the Bank granted payment accommodations in the amount of $0.1 million to 14 loans with an aggregate amount of $6.0 million, or 33.59% of these loans, as of June 30, 2020. As of December 31, 2020, 4 loans with an aggregate balance of $2.4 million paid off. Of the remaining 10 loans with an aggregate remaining balance of $3.5 million as of December 31, 2020, 1 loan with a balance of $0.1 million is past due, and 9 loans with an aggregate balance of $3.4 million are paying as agreed. There were principal paydowns of $0.1 million since the second quarter of 2020. The Bank will reevaluate these loans on a quarterly basis based on actual performance as the effects of COVID-19 continue.

Effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses. However, it is difficult to assess or predict how, and to what extent, COVID-19 will affect the Bank in the future.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2020 TO DECEMBER 31, 2019

Net income decreased $0.9 million or 11.72% to $6.5 million, or basic and diluted income per share of $1.17 and $1.14, respectively, for the year ended December 31, 2020 from $7.3 million or basic and diluted income per share of $1.33 and $1.31, respectively, for the year ended December 31, 2019. This decrease was primarily due to interest and fee income received on loans tied to changes in variable interest rates as a result of the significant decrease in interest rates at the Federal Reserve during the end of the first quarter of 2020, combined with below market interest rates on PPP loans. Our returns on average assets and average equity for the year ended December 31, 2020 were 1.29% and 11.96%, respectively, compared to 1.66% and 14.86%, respectively, for the year ended December 31, 2019.

Net interest income decreased $1.2 million or 6.43% to $16.9 million for the year ended December 31, 2020 from $18.1 million for the year ended December 31, 2019. This decrease was primarily due to a decrease in interest and fees on loans. Interest and fees on loans decreased $0.9 million or 5.87% to $15.1 million for the year ended December 31, 2020 from $16.0 million for the year ended December 31, 2019, as the result of changes in variable interest rates as effected by the significant decrease in interest rates at the Federal Reserve during the end of the first quarter of 2020 combined with below market interest rates on PPP loans.

Average earning assets increased $57.9 million or 13.69% to $480.5 million for the year ended December 31, 2020 from $422.6 million for the year ended December 31, 2019. This is primarily related to the increase in the average balance of loans related to the PPP program and interest-bearing deposits at the Federal Reserve.

The provision to the allowance for loan losses for the year ended December 31, 2020 was $240,000 compared to $180,000 for the year ended December 31, 2019. The increase was primarily driven by the composition of our loan portfolio in accordance with our allowance for loan loss methodology. The Board of Directors determined that this provision was appropriate based upon the adequacy of our reserve. Charge-offs of $0.3 million and recoveries of $0.2 million, together with the provision to the allowance, resulted in an allowance for loan losses of $4.2 million or 1.30% of total loans as of December 31, 2020. The allowance for loan losses is 1.45% of total loans net of PPP loans.

Other income increased $1.2 million or 54.87% to $3.4 million for the year ended December 31, 2020, from $2.2 million for the year ended December 31, 2019. Our mortgage banking income increased $1.3 million or 141.04% to $2.3 million for the year ended December 31, 2020 from $0.9 million for the year ended December 31, 2019 due to increased volume associated with lower interest rates. Mortgage banking income is highly influenced by mortgage interest rates and the housing market.

Other expense increased $1.1 million or 9.89% to $11.7 million for the year ended December 31, 2020, from $10.6 million for the year ended December 31, 2019. Salaries and employee benefits increased approximately $0.6 million due to increased salaries and commissions on robust mortgage activity. Net occupancy expense increased approximately $0.6 million due to a full year of occupancy in our new North Charleston branch.

For the year ended December 31, 2020, the Company’s effective tax rate was 23.33% compared to 22.91% during the year ended December 31, 2019.

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

ASSET AND LIABILITY MANAGEMENT

We manage our assets and liabilities to ensure there is sufficient liquidity to enable management to fund deposit withdrawals, loan demand, capital expenditures, reserve requirements, operating expenses, and dividends; and to manage daily operations on an ongoing basis. Funds are primarily provided by the Bank through customer deposits, principal and interest payments on loans, mortgage loan sales, the sale or maturity of securities, temporary investments and earnings. The Asset Liability/Investment Committee (“ALCO”) manages asset and liability procedures though the ultimate responsibility rests with the President/Chief Executive Officer. At December 31, 2020, total assets increased 19.66% to $532.5 million from $445.0 million as of December 31, 2019 and total deposits increased 21.89% to $462.2 million from $379.2 million as of December 31, 2019.

As of December 31, 2020, earning assets, which are composed of U.S. Treasury, Government Sponsored Enterprises and Municipal Securities in the amount of $134.8 million, interest-bearing deposits at the Federal Reserve in the amount of $42.3 million and total loans, including mortgage loans held for sale, in the amount of $333.8 million, constituted approximately 95.95% of our total assets.

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

Our policy is to minimize interest rate risk between interest-earning assets and interest-bearing liabilities at various maturities and to attempt to maintain an asset sensitive position over a one-year period. By adhering to this policy, we anticipate that our net interest margins will not be materially affected, unless there is an extraordinary and or precipitous change in interest rates. The average net interest rate margin for 2020 decreased to 3.52% from 4.28% for 2019. At December 31, 2020 and 2019, our net cumulative gap was liability sensitive for periods less than one year and asset sensitive for periods of one year or more. The reason for the shift in sensitivity is the direct result of management’s strategic decision to invest excess funds held at the Federal Reserve into fixed rate investment securities that match our investment policy objectives. Management is aware of this departure from policy and will continue to closely monitor our sensitivity position going forward.

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

At December 31, 2020, the average maturity of the investment portfolio was 4.57 years with an average yield of 1.60% compared to 2.96 years with an average yield of 2.00% at December 31, 2019.

We do not take foreign exchange or commodity risks. In addition, we do not own mortgage-backed securities nor do we have any exposure to the sub-prime market or any other distressed debt instruments.

The following table summarizes our interest sensitivity position as of December 31, 2020.

	One Day	Less than three months	Three months to less than six months	Six months to less than one year	One year to less than five years	Five years or more	Total	Estimated Fair Value
(in thousands)
Interest-earning assets
Loans(1)	$104,311	$18,917	$29,762	$27,463	$144,254	$9,736	$334,443	$308,722
Investment securities available for sale(2)	—	21,786	5,000	40,460	45,022	20,438	132,706	134,820
Interest-bearing deposits at the Federal Reserve	42,348	—	—	—	—	—	42,348	42,348
Total	$146,659	$40,703	$34,762	$67,923	$189,276	$30,174	$509,497	$485,890

Interest-bearing liabilities
CD’s and other time deposits less than $250,000	$—	$5,964	$3,091	$4,141	$1,760	$—	$14,956	$14,374
CD’s and other time deposits $250,000 and over	—	2,382	547	2,814	—	—	5,743	5,921
Money Market and Interest Bearing Demand Accounts	227,008	—	—	—	—	—	227,008	394,455
Savings	47,043	—	—	—	—	—	47,043	47,043
Total	$274,051	$8,346	$3,638	$6,955	$1,760	$—	$294,750	$461,793

Net	$(127,392)	$32,357	$31,124	$60,968	$187,516	$30,174	$214,747
Cumulative		$(95,035)	(63,911)	$(2,943)	$184,573	$214,747

(1)	Including mortgage loans to be sold and deferred fees.
(2)	At amortized cost based on the earlier of the call date or scheduled maturity.

LIQUIDITY

Historically, we have maintained our liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets.

The following table summarizes future contractual obligations as of December 31, 2020.

	Total	Less than one year	One to five years	After five years
Contractual Obligations
(in thousands)
Time deposits	$20,699	$18,939	$1,760	$—
Operating leases	18,150	1,043	5,217	11,890
Total contractual cash obligations	$38,849	$19,982	$6,977	$11,890

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, investments available for sale, interest-bearing deposits at the Federal Reserve, and mortgage loans held for sale. Our primary liquid assets accounted for 36.83% and 34.74% of total assets at December 31, 2020 and 2019, respectively. Investment securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the investment securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At December 31, 2020, we had unused short-term lines of credit totaling approximately $23.0 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for liquidity include increasing deposits by raising interest rates paid and selling mortgage loans held for sale. We also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At December 31, 2020, we could borrow up to $58.7 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing demand accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our reliance on certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At December 31, 2020 and 2019, our liquidity ratio was 38.63% and 36.18%, respectively.

Average earning assets increased by $57.9 million from 2019 to 2020. This increase is primarily related to the increase in the average balance of loans related to the PPP program and interest-bearing deposits at the Federal Reserve.

The following table shows the composition of average assets over the past five fiscal years.

	2020	2019	2018	2017	2016
Loans(1)	$313,303,363	$277,395,432	$277,223,600	$260,987,352	$261,587,734
Investment securities available for sale	112,970,054	106,421,507	123,347,669	130,161,937	110,762,289
Interest-bearing deposits at the Federal Reserve	54,231,372	34,713,982	20,151,823	23,558,893	26,474,258
Non-earning assets	22,123,529	22,084,219	9,772,320	13,466,177	11,757,279
Total average assets	$502,628,318	$440,615,140	$430,495,412	$428,174,359	$410,581,560

(1)	Including mortgage loans to be sold and deferred fees.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates.

	2020 vs. 2019			2019 vs. 2018			2018 vs. 2017
	Volume	Rate	Net Dollar Change(1)	Volume	Rate	Net Dollar Change(1)	Volume	Rate	Net Dollar Change(1)
Loans(2)	$1,798,561	$(2,736,870)	$(938,309)	$237,995	$629,980	$867,975	$619,462	$1,219,536	$1,838,998
Investment securities available for sale	136,175	(324,518)	(188,343)	(364,113)	(64,792)	(428,905)	(133,820)	138,800	4,980
Interest-bearing deposits at the Federal Reserve	409,494	(955,338)	(545,844)	284,163	52,108	336,271	(38,839)	162,625	123,786
Interest income	$2,344,230	$(4,016,726)	$(1,672,496)	$158,045	$617,296	$775,341	$446,803	$1,520,961	$1,967,764

Interest bearing transaction accounts	$56,917	$(443,183)	$(386,266)	$28,048	$137,012	$165,060	$(1,334)	$214,584	$213,250
Savings	23,542	(81,423)	(57,881)	(4,507)	20,217	15,710	1,355	40,614	41,969
Time deposits	(34,106)	(31,504)	(65,610)	(80,972)	20,987	(59,985)	(11,973)	27,277	15,304
Interest expense	$46,353	$(556,110)	$(509,757)	$(57,431)	$178,216	$120,785	$(11,952)	$282,475	$270,523

(Decrease) increase in net interest income			$(1,162,739)			$654,556			$1,697,241

(1)

Volume/rate changes have been allocated to each category based on the percentage of each change to the total change.

(2)

Including mortgage loans to be sold.

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

The following table shows the yields on average earning assets and average interest-bearing liabilities.

	2020			2019			2018
	Average Balance	Interest Paid/Earned	Average Yield/Rate(1)	Average Balance	Interest Paid/Earned	Average Yield/Rate(1)	Average Balance	Interest Paid/Earned	Average Yield/Rate(1)
Interest-earning assets
Loans(2)	$313,303,363	$15,055,981	4.81%	$281,508,711	$15,994,290	5.68%	$277,223,600	$15,126,316	5.46%
Investment Securities Available for Sale	112,970,054	1,999,751	1.77%	106,421,507	2,188,094	2.06%	123,347,669	2,616,998	2.12%
Federal Funds Sold & Interest bearing deposits	54,231,372	184,024	0.34%	34,713,982	729,868	2.10%	20,151,823	393,597	1.95%
Total earning assets	$480,504,789	$17,239,756	3.59%	$422,644,200	$18,912,252	4.47%	$420,723,092	$18,136,911	4.31%

Interest-bearing liabilities
Interest-bearing transaction accounts	$208,940,724	$166,346	0.08%	$189,114,988	$552,612	0.29%	$176,796,964	$387,552	0.22%
Savings	40,770,588	39,826	0.10%	32,934,733	97,707	0.30%	34,857,035	81,997	0.24%
Time Deposits	20,964,940	99,242	0.47%	26,456,064	164,852	0.62%	41,325,783	224,837	0.54%
	$270,676,252	$305,414	0.11%	$248,505,785	$815,171	0.33%	$252,979,782	$694,386	0.27%

Net interest spread			3.48%			4.14%			4.04%
Net interest margin			3.52%			4.28%			4.15%
Net interest income		$16,934,342			$18,097,081			$17,442,525

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis.
(2)	Average loan balances include non-accrual loans and mortgage loans to be sold.

INVESTMENT PORTFOLIO

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at December 31, 2020.

	Amortized Cost
	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total	Estimated Fair Value
(in thousands)
U.S. Treasury Notes	$15,040	$4,997	$—	$—	$20,037	$20,411
Government-Sponsored Enterprises	15,012	25,022	46,580	10,000	96,614	97,853
Municipal Securities	2,193	10,005	3,857	—	16,055	16,556
Total	$32,245	$40,024	$50,437	$10,000	$132,706	$134,820

Weighted average yields
U.S. Treasury Notes	1.73%	2.04%	0.00%	0.00%
Government-Sponsored Enterprises	2.12%	1.75%	1.14%	1.35%
Municipal Securities	2.28%	2.03%	1.82%	0.00%
Total	1.95%	1.86%	1.19%	1.35%	1.59%

The following tables present the amortized cost and estimated fair value of investment securities for the past three years.

December 31, 2020	Amortized Cost	Estimated Fair Value
(in thousands)
U.S. Treasury Notes	$20,037	$20,411
Government-Sponsored Enterprises	96,614	97,853
Municipal Securities	16,055	16,556
Total	$132,706	$134,820

December 31, 2019	Amortized Cost	Estimated Fair Value
(in thousands)
U.S. Treasury Notes	$23,080	$23,180
Government-Sponsored Enterprises	50,140	50,498
Municipal Securities	26,618	26,772
Total	$99,838	$100,450

December 31, 2018	Amortized Cost	Estimated Fair Value
(in thousands)
U.S. Treasury Notes	$32,966	$32,357
Government-Sponsored Enterprises	60,685	59,369
Municipal Securities	28,268	27,943
Total	$121,919	$119,669

As of December 31, 2020, we had no U.S. Treasury Notes or Municipal Securities with an unrealized loss. In comparison, we had no U.S. Treasury Notes with an unrealized loss and we had 10 Municipal Securities with an unrealized loss of $16,454 as of December 31, 2019. As of December 31, 2020, we had four Government-Sponsored Enterprises with an unrealized loss of $160,260 compared to one Government-Sponsored Enterprises with an unrealized loss of $43,100 as of December 31, 2019. The unrealized losses on these securities are related to the changes in the interest rate environment. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Therefore, these investments are not considered other-than-temporarily impaired. We have the ability to hold these investments until market price recovery or maturity.

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

LOAN PORTFOLIO COMPOSITION

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic market. At December 31, 2020, outstanding loans (including deferred loan fees of $676,155) totaled $320.8 million, which equaled 69.41% of total deposits and 60.25% of total assets.

The following table is a schedule of our loan portfolio, excluding both mortgage loans to be sold and deferred loan fees, as of December 31, 2020, compared to the prior four years.

(in thousands)	2020	2019	2018	2017	2016
Commercial	$51,041	$52,848	$54,829	$51,723	$52,262
Commercial real estate construction	14,814	12,491	7,304	2,318	1,209
Commercial real estate other	146,188	143,824	143,703	140,187	122,968
Consumer real estate	71,836	59,532	63,787	70,798	77,132
Consumer other	4,481	5,378	5,040	5,155	7,005
Paycheck protection program	32,443	—	—	—	—
Total	$320,803	$274,073	$274,663	$270,181	$260,576

During the year ended December 31, 2020, total loans increased $46.7 million. This is primarily due to the creation of a residential real estate mortgage portfolio held for investment and participation in the Paycheck Protection Program.

We had no foreign loans or loans to fund leveraged buyouts at any time during the years ended December 31, 2016 through December 31, 2020.

The following table presents the contractual terms to maturity for loans outstanding at December 31, 2020. Demand loans, loans having no stated schedule of repayment or stated maturity, and overdrafts are reported as due in one year or less. The table does not include an estimate of prepayments, which can significantly affect the average life of loans and may cause our actual principal experience to differ from that shown.

	Selected Loan Maturity as of December 31, 2020
(in thousands)	One Year or Less	Over One Year but Less Than 5 years	Over 5 Years	Total
Commercial	$28,645	$19,882	$2,514	$51,041
Commercial real estate construction	6,243	8,571	—	14,814
Commercial real estate other	33,367	103,733	9,088	146,188
Consumer real estate	22,190	6,430	43,216	71,836
Consumer other	1,206	3,248	27	4,481
Paycheck protection program	—	32,443	—	32,443
Total	$91,651	$174,307	$54,845	$320,803

Loans maturing after one year with:
Fixed interest rates				$153,913
Floating interest rates				—
Total				$153,913

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

Impairment loss is measured by:

a.	The present value of the future cash flow discounted at the loan’s effective interest rate, or

b.	The fair value of the collateral if the loan is collateral dependent.

The following is a schedule of our impaired loans and non-accrual loans as of December 31, 2016 through 2020.

	2020	2019	2018	2017	2016
Non-accrual loans	$1,155,930	$1,666,301	$823,534	$831,859	$1,741,621
Impaired loans	$7,805,600	$4,776,928	$4,278,347	$3,724,262	$5,901,784

Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. The Bank processed approximately $0.7 million in principal deferments to 84 customers, with an aggregate loan of $29.7 million, during the year ended December 31, 2020. The principal deferments represent 0.24% of our total loan portfolio as of December 31, 2020. The Bank has examined the payment accommodations granted to borrowers in response to COVID-19 and classified 9 loans, with an aggregate loan balance of $4.0 million, that were granted payment accommodations as impaired and TDRs given the continued financial difficulty of the customer, associated industry risk, and multiple deferral requests.

TROUBLED DEBT RESTRUCTURINGS

According to GAAP, we are required to account for certain loan modifications or restructurings as a troubled debt restructuring (“TDR”), when appropriate. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Three factors must always be present:

1. An existing credit must formally be renewed, extended, or modified,

2. The borrower is experiencing financial difficulties, and

3. We grant a concession that we would not otherwise consider.

The following is a schedule of our TDR’s including the number of loans represented.

	2020	2019	2018	2017	2016
Number of TDRs	$14	$3	$—	$1	$2
Amount of TDRs	$5,803,163	$573,473	$—	$33,300	$378,382

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

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. The Bank has examined the payment accommodations granted to borrowers in response to COVID-19 and classified 9 loans, with an aggregate loan balance of $4.0 million, that were granted payment accommodations as TDRs given the continued financial difficulty of the customer, associated industry risk, and multiple deferral requests. The Bank will continue to examine payment accommodations as requested by the borrowers.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents our estimate of probable losses inherent in our loan portfolio. The adequacy of the allowance for loan losses (the “allowance”) is reviewed by the Loan Committee and by the Board of Directors on a quarterly basis. For purposes of this analysis, adequacy is defined as a level sufficient to absorb estimated losses in the loan portfolio as of the balance sheet date presented. To remain consistent with GAAP, the methodology employed for this analysis has been modified over the years to reflect the economic environment and new accounting pronouncements. The Credit Department reviews this calculation on a quarterly basis. In addition, an independent third party validates the allowance calculation on a periodic basis. The methodology is based on a reserve model that is comprised of the three components listed below:

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

Portfolio Risk

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans, and overmargined real estate lending. We are satisfied with the stability of the past due and non-performing loans and believe there has been no decline in the quality of our loan portfolio due to any trend in delinquent or adversely classified loans. Sizable unsecured principal balances on a non-amortizing basis are monitored. Although the vast majority of our real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to our ability to realize the collateral. Accordingly, we closely monitor loan to value ratios. The maximum collateral advance rate is 80% on all real estate transactions, with the exception of raw land at 65% and land development at 70%.

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

Although significantly under our policy threshold of 100% of capital (currently approximately $55.0 million), the number of overmargined real estate loans currently totals approximately $2.9 million or approximately 0.89% of our loan portfolio at December 31, 2020 compared to $4.8 million or approximately 1.74% of the loan portfolio at December 31, 2019.

A credit rating matrix is used to rate all extensions of credit and to provide a more specific picture of the risk each loan poses to the quality of the loan portfolio. There are eight possible ratings used to determine the quality of each loan based on the following characteristics: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance, debt coverage ratio, and the borrower’s leverage position. The matrix is designed to meet our standards and expectations of loan quality. It is based on experience with similarly graded loans, industry best practices, and regulatory guidance. Our loan portfolio is graded in its entirety, with the exception of PPP loans. Because PPP loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded.

National and local economic trends and conditions

National and local economic trends and conditions are constantly changing and both positively and negatively impact borrowers. Most macroeconomic conditions are not controllable by us and are incorporated into the qualitative risk factors. Natural and environmental disasters, including the rise of sea levels, political uncertainty, and international instability are a few of the trends and conditions that are currently affecting the national and local economies. Additionally, the national and local economy has been affected by COVID-19 during the year ended December 31, 2020. These changes have impacted borrowers’ ability, in many cases, to repay loans in a timely manner. On occasion, a loan’s primary source of repayment (i.e. personal income, cash flow, or lease income) may be eroded as a result of unemployment, lack of revenues, or the inability of a tenant to make rent payments.

Effects of changes in risk selection and underwriting practices

The quality of our loan portfolio is contingent upon our risk selection and underwriting practices. All new loans (except for mortgage loans in the process of being sold to investors and loans secured by properly margined negotiable securities traded on an established market or other cash collateral) with exposure over $300,000 are reviewed by the Loan Committee on a monthly basis. The Board of Directors review credits over $750,000 monthly. Annual credit analyses are conducted on credits over $500,000 upon the receipt of updated financial information. Prior to extensions of credit, significant loan opportunities go through sound credit underwriting. Our Credit Department conducts a detailed cash flow analysis on each proposal using the most current financial information.

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

Effects of changes in credit concentrations

The risks associated with the effects of changes in credit concentration include loan, geographic and regulatory concentrations. As of December 31, 2020, one Standard Industrial Code group, activities related to real estate, comprised more than 2% of our total outstanding loans.

Effects of changes in geographic concentrations

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

Based on our analysis of the adequacy of the allowance for loan loss model, we recorded a provision for loan loss of $0.2 million for the year ended December 31, 2020 compared to $0.2 million for the year ended December 31, 2019. At December 31, 2020, the five-year average loss ratios were: 0.19% Commercial, 0.00% Commercial Real Estate Construction, -0.01% Commercial Real Estate Other, 0.03% Consumer Real Estate, and 0.63% Consumer Other.

During the year ended December 31, 2020, to charge-offs of $0.3 million and recoveries of $0.2 million were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $4.2 million or 1.30% of total loans compared to charge-offs of $407,027 and recoveries of $16,454 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $4.0 million or 1.46% of total loans. As of December 31, 2020, the allowance for loan losses was 1.45% of total loans less PPP loans. PPP loans are 100% guaranteed by the SBA; therefore, these loans do not have an associated reserve. We believe loss exposure in the portfolio is identified, reserved against, and closely monitored to ensure that economic changes are promptly addressed in the analysis of reserve adequacy.

The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans may continue even though they are 90 days past due if the loans are well secured or in the process of collection and we deem it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six to nine months, they are reviewed individually to determine if they should be returned to accrual status. At December 31, 2020 and 2019, there were no loans over 90 days past due still accruing interest.

The following table represents a summary of loan loss experience for the past five years.

	2020	2019	2018	2017	2016
(in thousands)
Balance of the allowance of loan losses at the beginning of the period	$4,004	$4,214	$3,875	$3,852	$3,418

Charge-offs
Commercial	(172)	(399)	(31)	—	(33)
Commercial Real Estate Construction	—	—	—	—	—
Commercial Real Estate Other	—	—	—	(181)	(78)
Consumer Real Estate	—	—	—	—	(82)
Consumer Other	(116)	(8)	(85)	(5)	(15)
Paycheck Protection Program	(2)	—	—	—	—
Total charge-offs	(290)	(407)	(116)	(186)	(208)

Recoveries
Commercial	89	12	14	6	—
Commercial Real Estate Construction	—	—	—	—	—
Commercial Real Estate Other	100	—	57	87	65
Consumer Real Estate	—	—	45	60	—
Consumer Other	43	5	14	1	7
Paycheck Protection Program	—	—	—	—	—
Total recoveries	232	17	130	154	72
Net (charge-offs) recoveries	(58)	(390)	14	(32)	(136)

Provision charged to operations	240	180	325	55	570

Balance of the allowance for loan losses at the end of the period	$4,186	$4,004	$4,214	$3,875	$3,852

We believe the allowance for loan losses at December 31, 2020, is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events that we believe to be reasonable, but may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting our operating results.

The following table presents a breakdown of the allowance for loan losses for the past five years.

	December 31,
	2020		2019		2018		2017		2016
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
(in thousands)
Commercial	$1,030	16%	$1,430	19%	$1,665	20%	$1,404	20%	$1,545	20%
Commercial Real Estate Construction	199	5%	109	5%	64	3%	23	3%	52	1%
Commercial Real Estate Other	1,909	46%	1,271	52%	1,292	52%	1,550	52%	1,375	47%
Consumer Real Estate	925	22%	496	22%	387	23%	797	23%	726	29%
Consumer Other	123	1%	698	2%	806	2%	101	2%	154	3%
Paycheck Protection Program	—	10%	—	—%	—	—%	—	—%	—	—%
Total	$4,186	100%	$4,004	100%	$4,214	100%	$3,875	100%	$3,852	100%

(1)	Loan category as a percentage of total loans.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to the methodology used to determine the allowance for loan losses described above, adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. During the year ended December 31, 2020, a provision of $11,894 was recorded compared to a provision of $3,701 during the year ended December 31, 2019. The balance for the reserve for unfunded lending commitments was $44,912 and $33,018 as of December 31, 2020 and 2019, respectively.

NONPERFORMING ASSETS

Nonperforming assets include OREO, nonaccrual loans and loans past due 90 days or more and still accruing interest. The following table summarizes nonperforming assets for the five years ended December 31:

Nonperforming Assets (in thousands)	2020	2019	2018	2017	2016
Non-accrual loans	$1,156	$1,666	$824	$832	$1,742
Loans past due 90 days or more and still accruing interest	—	—	—	33	123
Total nonperforming loans	1,156	1,666	824	865	1,865
Other real estate owned	—	—	—	435	522
Total nonperforming assets	$1,156	$1,666	$824	$1,300	$2,387

Nonperforming loans to total loans	0.36%	0.61%	0.30%	0.29%	0.72%
Nonperforming assets to total assets	0.22%	0.37%	0.19%	0.32%	0.58%

DEPOSITS

The following table shows the contractual maturities of time deposits in denominations of $100,000 or more at December 31, 2020.

	One Day	Less than three months	Three months to less than six months	Six months to less than one year	One year to less than five years	Five years or more	Total
(in thousands)
CDs and other time deposits less than $100,000	$—	$2,538	$1,473	$1,737	$902	$—	$6,650
CDs and other time deposits $100,000 and over	—	5,808	2,165	5,218	858	—	14,049
Total	$—	$8,346	$3,638	$6,955	$1,760	$—	$20,699

Certificates of Deposit $100,000 and over decreased $0.2 million or 0.85% to $14.0 million as of December 31, 2020 from $14.2 million as of December 31, 2019. This decrease was primarily due to the maturity of public funds used for municipal construction projects.

The following table presents average deposits by category.

	2020		2019		2018
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand	$163,394	N/A	$133,182	N/A	$133,045	N/A
Interest-bearing transaction accounts	208,941	0.08%	189,115	0.29%	176,797	0.22%
Savings	40,771	0.10%	32,935	0.30%	34,857	0.24%
Time deposits	20,965	0.47%	26,456	0.62%	41,326	0.54%
	$434,071		$381,688		$386,025

Deposits increased $85.0 million or 21.89% to $462.2 million as of December 31, 2020, from $379.2 million as of December 31, 2019. Non-interest bearing deposits increased $43.5 million to $169.2 million as of December 31, 2020, primarily driven by a combination of various government stimulus programs and decreased consumer spending.

We fund growth through core deposits. We do not have, nor do we rely on, Brokered Deposits or Internet Deposits.

SHORT-TERM BORROWINGS

At December 31, 2020 and 2019, we had no outstanding federal funds purchased. We have a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement, we may borrow up to $58.7 million. We established this arrangement as an additional source of liquidity. There have been no borrowings under this arrangement.

At December 31, 2020 and 2019, the Bank had unused short-term lines of credit totaling approximately $23.0 million (which are withdrawable at the lender’s option).

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

Our off-balance sheet arrangements consist principally of commitments to extend credit described below. We estimate probable losses related to binding unfunded lending commitments and record a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At December 31, 2020 and 2019, the balance of this reserve was $44,912 and $33,018, respectively. At December 31, 2020 and 2019, we had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $122.8 million and $105.5 million as of December 31, 2020 and 2019, respectively.

Standby letters of credit represent our obligation to a third-party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2020 and 2019 was $0.8 million and $1.0 million, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $13.0 million at December 31, 2020, to sell loans held for sale of $13.0 million, compared to forward sales commitments of $5.1 million at December 31, 2019, to sell loans held for sale of $5.1 million. The fair value of these commitments was not significant at December 31, 2020 or 2019. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $57.2 million at December 31, 2020 and $19.1 million at December 31, 2019. For the twelve months ended December 31, 2020 and December 31, 2019, there were no loans repurchased.

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

CAPITAL RESOURCES

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of options to purchase stock. Total shareholders’ equity at December 31, 2020 was $55.0 million. The rate of asset growth since our inception has not negatively impacted our capital base.

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

On November 4, 2019, the federal banking agencies jointly issued a final rule on an optional, simplified measure of capital adequacy for qualifying community banking organizations called the community bank leverage ratio (“CBLR”) framework effective on January 1, 2020. A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. Additionally, the qualifying community banking institution must be a non-advanced approaches FDIC supervised institution. The final rule adopts Tier 1 capital and existing leverage ratio into the CBLR framework. The Bank adopted this rule as of September 30, 2020 and will no longer be subject to other capital and leverage requirements. A CBLR bank meeting qualifying criterion is deemed to have met the “well capitalized” ratio requirements and be in appliance with the generally applicable capital rule. The Bank’s CBLR as of December 31, 2020 was 10.19%. As of December 31, 2020, the Company and the Bank were categorized as “well capitalized.” We believe, as of December 31, 2020, that the Company and the Bank meet all capital adequacy requirements to which we are subject.

There are no current conditions or events that we are aware of that would change the Company’s or the Bank’s category.

Please see “Notes to Consolidated Financial Statements” for the Company’s and the Bank’s various capital ratios at December 31, 2020.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See the Market Risk section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Bank of South Carolina Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Note 4 to the Company’s financial statements, the Company has a gross loan portfolio of approximately $320.8 million and related allowance for loan losses of approximately $4.2 million as of December 31, 2020. As described by the Company in Note 1, the evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a regular basis and is based upon the Company’s review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.

We identified the Company’s estimate of the allowance for loan losses as a critical audit matter. The principal considerations for our determination of the allowance for loan losses as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

•	We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current economic conditions, and other risk factors used in development of the qualitative factors for collectively evaluated loans.
•	We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points internally developed and third-party sources, and other audit evidence gathered.

/s/ Elliott Davis, LLC

We have served as the Company's auditor since 2006.

Charleston, South Carolina

March 5, 2021

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$5,977,896	$9,773,893
Interest-bearing deposits at the Federal Reserve	42,348,085	39,320,526
Investment securities available for sale (amortized cost of $132,706,063 and $99,838,799 in 2020 and 2019, respectively)	134,819,818	100,449,956
Mortgage loans to be sold	12,965,733	5,062,398
Loans	320,802,673	274,072,560
Less: Allowance for loan losses	(4,185,694)	(4,003,758)
Net loans	316,616,979	270,068,802
Premises, equipment and leasehold improvements, net	4,053,533	4,290,435
Right of use asset	12,730,151	13,209,217
Accrued interest receivable	1,595,629	1,309,772
Other assets	1,386,775	1,527,521

Total assets	$532,494,599	$445,012,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$169,170,751	$125,621,031
Interest bearing demand	140,602,723	125,175,935
Money market accounts	84,681,783	68,964,879
Time deposits over $250,000	4,493,189	5,967,559
Other time deposits	16,205,942	16,215,228
Other savings deposits	47,043,243	37,247,023
Total deposits	462,197,631	379,191,655

Accrued interest payable and other liabilities	2,586,461	1,443,616
Lease liability	12,730,151	13,209,217
Total liabilities	477,514,243	393,844,488
Commitments and contingencies in Notes 6 and 11
Shareholders’ equity
Common stock - no par 12,000,000 shares authorized; Issued 5,818,935 shares at December 31, 2020 and 5,799,637 shares at December 31, 2019. Shares outstanding 5,520,469 and 5,530,001 at December 31, 2020 and December 31, 2019, respectively.
Additional paid in capital	47,404,869	47,131,034
Retained earnings	8,693,519	5,879,409
Treasury stock: 298,466 shares as of December 31, 2020 and 269,636 shares as of December 31, 2019	(2,787,898)	(2,325,225)
Accumulated other comprehensive loss, net of income taxes	1,669,866	482,814
Total shareholders’ equity	54,980,356	51,168,032

Total liabilities and shareholders’ equity	$532,494,599	$445,012,520

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2020	2019	2018
Interest and fee income
Loans, including fees	$15,055,981	$15,994,290	$15,126,316
Taxable securites	1,628,753	1,617,471	1,872,285
Tax-exempt securities	370,998	570,623	744,713
Other	184,024	729,868	393,597
Total interest and fee income	17,239,756	18,912,252	18,136,911

Interest expense
Deposits	305,414	815,171	694,386
Total interest expense	305,414	815,171	694,386

Net interest income	16,934,342	18,097,081	17,442,525
Provision for loan losses	240,000	180,000	325,000

Net interest income after provision for loan losses	16,694,342	17,917,081	17,117,525

Other income
Service charges and fees	1,094,985	1,175,657	1,168,808
Mortgage banking income	2,267,406	940,671	786,893
Gain on sales of securities, net	10,002	50,707	4,735
Other non-interest income	32,508	31,574	34,189
Total other income	3,404,901	2,198,609	1,994,625

Other expense
Salaries and employee benefits	7,219,005	6,809,258	6,488,229
Net occupancy expense	2,216,727	1,623,590	1,580,929
Other operating expenses	1,245,485	1,257,040	1,914,449
Data processing fees	646,590	607,467	579,666
Professional expenses	345,126	324,628	459,348
Net other real estate owned expenses	—	—	57,613
Total other expense	11,672,933	10,621,983	11,080,234

Income before income tax expense	8,426,310	9,493,707	8,031,916
Income tax expense	1,965,679	2,175,274	1,108,982

Net income	$6,460,631	$7,318,433	$6,922,934

Weighted average shares outstanding
Basic	5,526,948	5,522,025	5,500,027
Diluted	5,678,543	5,588,090	5,589,012

Basic income per common share	$1.17	$1.33	$1.26
Diluted income per common share	$1.14	$1.31	$1.24

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2020	2019	2018
Net income	$6,460,631	$7,318,433	$6,922,934
Other comprehensive income
Unrealized gain (loss) on securities arising during the period	1,512,600	2,911,491	(893,070)
Reclassification adjustment for securities gains realized in net income	(10,002)	(50,707)	(4,735)
Other comprehensive income (loss) before tax	1,502,598	2,860,784	(897,805)
Income tax effect related to items of other comprehensive income before tax	(315,546)	(600,765)	192,280
Other comprehensive income (loss) after tax	1,187,052	2,260,019	(705,525)
Total comprehensive income	$7,647,683	$9,578,452	$6,217,409

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2017	4,989,279	$37,236,566	$8,847,164	$(2,247,415)	$(1,071,680)	$42,764,635

Net income	—	—	6,922,934	—	—	6,922,934
Other comprehensive loss	—	—	—	—	(705,525)	(705,525)
Stock option exercises, net of surrenders	22,550	214,418	—	(20,849)	—	193,569
Stock-based compensation expense	—	72,408	—	—	—	72,408
Cash dividends ($0.70 per common share)	—	—	(3,785,460)	—	—	(3,785,460)
Common stock dividend, 10%	499,088	9,334,342	(9,334,342)	—	—	—
December 31, 2018	5,510,917	$46,857,734	$2,650,296	$(2,268,264)	$(1,777,205)	$45,462,561

Net income	—	—	7,318,433	—	—	7,318,433
Other comprehensive gain	—	—	—	—	2,260,019	2,260,019
Stock option exercises, net of surrenders	19,084	195,247	—	(56,961)	—	138,286
Stock-based compensation expense	—	78,053	—	—	—	78,053
Cash dividends ($0.74 per common share)	—	—	(4,089,320)	—	—	(4,089,320)
December 31, 2019	5,530,001	$47,131,034	$5,879,409	$(2,325,225)	$482,814	$51,168,032

Net income	—	—	6,460,631	—	—	6,460,631
Other comprehensive gain	—	—	—	—	1,187,052	1,187,052
Stock option exercises, net of surrenders	15,535	180,849	—	(63,805)	—	117,044
Stock-based compensation expense	—	92,986	—	—	—	92,986
Repurchase of common shares	(25,067)	—	—	(398,868)	—	(398,868)
Cash dividends ($0.66 per common share)	—	—	(3,646,521)	—	—	(3,646,521)
December 31, 2020	5,520,469	$47,404,869	$8,693,519	$(2,787,898)	$1,669,866	$54,980,356

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$6,460,631	$7,318,433	$6,922,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	421,040	230,377	195,921
Gain on sale of investment securities	(10,002)	(50,707)	(4,735)
Loss on sale of other real estate owned	—	—	33,476
Loss on disposal of premises, equipment, and leasehold improvements, net	—	—	428
Valuation and other adjustments to other real estate owned	—	—	23,637
Provision for loan losses	240,000	180,000	325,000
Stock-based compensation expense	92,986	78,053	72,408
Deferred income taxes	(422,345)	432,844	(217,637)
Net amortization of unearned discounts on investment securities available for sale	362,159	247,624	303,530
Origination of mortgage loans to be sold	(181,781,058)	(67,783,219)	(55,504,124)
Proceeds from sale of mortgage loans to be sold	173,877,723	63,920,259	56,398,409
(Increase) decrease in accrued interest receivable and other assets	(38,312)	(221,400)	472,740
Increase in accrued interest payable and other liabilities	1,089,165	91,204	295,071
Net cash provided by operating activities	291,987	4,443,468	9,317,058

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	23,491,000	9,356,835	6,932,927
Proceeds from sale of investment securities available for sale	11,550,000	30,412,250	21,434,634
Purchase of investment securities available for sale	(68,260,421)	(17,886,300)	(9,978,050)
Proceeds from sale of other real estate owned	—	—	378,366
Net decrease (increase) in loans	(46,788,177)	201,134	(4,469,694)
Purchase of premises, equipment, and leasehold improvements, net	(184,138)	(2,185,605)	(287,031)
Net cash (used in) provided by investing activities	(80,191,736)	19,898,314	14,011,152

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	83,005,976	(3,186,733)	(20,509,912)
Dividends paid	(3,592,841)	(4,031,157)	(3,699,845)
Repurchase of common shares	(398,868)	—	—
Stock options exercised	117,044	138,286	193,569
Net cash provided by (used in) financing activities	79,131,311	(7,079,604)	(24,016,188)
Net (decrease) increase in cash and cash equivalents	(768,438)	17,262,178	(687,978)
Cash and cash equivalents at the beginning of the period	49,094,419	31,832,241	32,520,219
Cash and cash equivalents at the end of the period	$48,325,981	$49,094,419	$31,832,241

Cash paid during the period for:
Interest	$323,455	$940,299	$626,700
Income taxes	$814,052	$1,761,574	$1,169,085

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$1,187,052	$2,260,019	$(705,525)
Change in dividends payable	$53,680	$58,163	$85,615
Right of use assets obtained in exchange for lease obligation	$—	$13,519,027	$—
Change in right of use assets and lease liabilities	$479,066	$309,810	$—

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

Depository institutions are required to maintain reserve and clearing balances at the Federal Reserve Bank. Vault cash satisfied our daily reserve requirement for the years ended December 31, 2020 and 2019, respectively.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for 2020 and 2019.

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

Concentration of Credit Risk:

Our primary market consists of the counties of Berkeley, Charleston and Dorchester, South Carolina. As of December 31, 2020, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

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

Leases:

In accordance with ASU 2016-02, the Company determines if a contractual arrangement is a lease at inception. Operating leases are included in the operating right of use (“ROU”) assets and current operating lease liabilities on the Company’s Consolidated Balance Sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Currently, the Company does not have any finance leases.

Beginning January 1, 2019, operating lease ROU assets and lease liabilities are recognized at the commencement of the lease based on the present value of lease payments over the lease term. The lease payments included in the present value are fixed payments and index-based variable lease payments. The Company estimates the incremental borrowing rate, based on information available at the commencement of the lease, as most of the Company’s leases do not include an implicit rate.

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. We believe that we had no uncertain tax positions for the years ended December 31, 2020 and 2019.

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

Interest Rate Lock Commitments and Forward Sale Contracts:

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitments before the loan is funded. In order to hedge the change in interest rates resulting from commitments to fund the loans, we enter into forward commitments for the future delivery of mortgage loans when the interest rate is locked. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in income when they occur. As a result of the short-term nature of mortgage loans held for sale (derivative contract), our derivative instruments were considered to be immaterial as of December 31, 2020 and 2019.

We had no embedded derivative instruments requiring hedge accounting treatment at December 31, 2020. We do not currently engage in hedging activities.

Recent Accounting Pronouncements:

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In June 2016, the FASB issued ASU 2016-13, Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to change the accounting for credit losses and modify the impairment model for certain debt securities. In May 2019, the FASB issued guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. In October 2019, the FASB voted to extend the implementation date for smaller reporting companies, non-SEC public companies, and private companies. On March 27, 2020, the Board of Governors of the Federal Reserve, FDIC, and Office of the Comptroller of Currency announced the interim final rule allowing banks to delay the effects of CECL until 2022 for filers scheduled to implement in 2020 and 2023 for all other filers. This amendment will become effective for the Company on January 1, 2023. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows. It will be influenced by the quality, composition, and characteristics of our loan and investment portfolios, as well as the expected economic conditions and forecasts at the time of enactment and future reporting periods.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles and Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments became effective for the Company on January 1, 2020 and did not have a material effect on the financial statements.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$20,036,549	$374,001	$—	$20,410,550
Government-Sponsored Enterprises	96,614,182	1,398,884	(160,260)	97,852,806
Municipal Securities	16,055,332	501,130	—	16,556,462
Total	$132,706,063	$2,274,015	$(160,260)	$134,819,818

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$23,080,465	$99,735	$—	$23,180,200
Government-Sponsored Enterprises	50,139,959	401,336	(43,100)	50,498,195
Municipal Securities	26,618,375	169,640	(16,454)	26,771,561
Total	$99,838,799	$670,711	$(59,554)	$100,449,956

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2020 and 2019, by contractual maturity are in the following table.

	December 31, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$32,245,646	$32,622,890	$9,185,615	$9,191,226
Due in one year to five years	40,022,194	41,258,370	77,261,123	77,815,119
Due in five years to ten years	50,438,223	50,968,288	13,392,061	13,443,611
Due in ten years and over	10,000,000	9,970,270	—	—

Total	$132,706,063	$134,819,818	$99,838,799	$100,449,956

Securities pledged to secure deposits at December 31, 2020 and 2019, had a carrying amount of $42,398,616 and $37,648,687, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	December 31, 2020
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	—	$—	$—	—	$—	$—	—	$—	$—
Government-Sponsored Enterprises	4	29,839,740	(160,260)	—	—	—	4	29,839,740	(160,260)
Municipal Securities	—	—	—	—	—	—	—	—	—

Total	4	$29,839,740	$(160,260)	—	$—	$—	4	$29,839,740	$(160,260)

	December 31, 2019
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	—	$—	$—	—	$—	$—	—	$—	$—
Government-Sponsored Enterprises	1	5,039,550	(43,100)	—	—	—	1	5,039,550	(43,100)
Municipal Securities	9	3,199,517	(13,335)	1	330,880	(3,119)	10	3,530,397	(16,454)

Total	10	$8,239,067	$(56,435)	1	$330,880	$(3,119)	11	$8,569,947	$(59,554)

The table below shows the proceeds received from sales of securities available for sale and gross realized gains and losses.

	For the Year Ended December 31,
	2020	2019	2018
Gross proceeds	$11,550,000	$30,412,250	$21,434,634
Gross realized gains	10,002	114,888	104,634
Gross realized losses	—	(64,181)	(99,899)

The tax provision related to these gains was $2,100 and $10,648 for the year ended December 31, 2020 and 2019, respectively.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans (net of deferred loan fees of $676,155 at December 31, 2020, and $155,697 at December 31, 2019) are shown in the table below.

	December 31, 2020	December 31, 2019
Commercial	$51,041,397	$52,848,455
Commercial real estate:
Construction	14,813,726	12,491,078
Other	146,187,886	143,821,990
Consumer:
Real estate	71,836,041	59,533,045
Other	4,480,491	5,377,992
Paycheck protection program	32,443,132	-
	320,802,673	274,072,560
Allowance for loan losses	(4,185,694)	(4,003,758)
Loans, net	$316,616,979	$270,068,802

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had $76.0 million and $85.2 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at December 31, 2020 and 2019, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the program, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for payroll and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and as long as the borrower submits its loan forgiveness application within ten months of completion of the covered period, the borrower is not required to make any payments until the forgiveness amount is remitted to the lender by the SBA. The Bank received a processing fee ranging from 1% to 5% based on the size of the loan from the SBA. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20. The Bank received processing fees of $1.4 million and recognized $0.6 million during the year ended December 31, 2020. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/ HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. The Bank provided $37.8 million in funding to 266 customers through the PPP as of December 31, 2020. Because these loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables illustrate credit risks by category and internally assigned grades at December 31, 2020 and 2019. “Pass” includes loans internally graded as excellent, good and satisfactory.

	December 31, 2020
	Commercial	Commerical Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$44,903,134	$14,349,065	$125,111,378	$70,454,909	$4,171,858	$32,443,132	$291,433,476
Watch	3,415,408	464,661	15,200,992	467,163	219,954	—	19,768,178
OAEM	1,039,647	—	1,784,296	623,226	46,783	—	3,493,952
Substandard	1,683,208	—	4,091,220	290,743	41,896	—	6,107,067
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$51,041,397	$14,813,726	$146,187,886	$71,836,041	$4,480,491	$32,443,132	$320,802,673

	December 31, 2019
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$48,098,936	$12,005,834	$137,641,011	$56,034,247	$4,966,615	$—	$258,746,643
Watch	2,303,568	485,244	3,758,220	2,096,445	315,375	—	8,958,852
OAEM	460,551	—	649,039	522,600	44,232	—	1,676,422
Substandard	1,985,400	—	1,773,720	879,753	51,770	—	4,690,643
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$52,848,455	$12,491,078	$143,821,990	$59,533,045	$5,377,992	$—	$274,072,560

The following tables include an aging analysis of the recorded investment in loans segregated by class.

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$144,999	$27,855	$—	$172,854	$50,868,543	$51,041,397	$—
Commercial Real Estate Construction	—	—	—	—	14,813,726	14,813,726	—
Commercial Real Estate Other	61,597	—	923,828	985,425	145,202,461	146,187,886	—
Consumer Real Estate	—	—	40,893	40,893	71,795,148	71,836,041	—
Consumer Other	—	—	—	—	4,480,491	4,480,491	—
Paycheck Protection Program	—	—	—	—	32,443,132	32,443,132
Total	$206,596	$27,855	$964,721	$1,199,172	$319,603,501	$320,802,673	$—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$39,329	$—	$178,975	$218,304	$52,630,151	$52,848,455	$—
Commercial Real Estate Construction	—	—	—	—	12,491,078	12,491,078	—
Commercial Real Estate Other	620,837	300,240	582,419	1,503,496	142,318,494	143,821,990	—
Consumer Real Estate	—	2,965	629,999	632,964	58,900,081	59,533,045	—
Consumer Other	32,842	—	—	32,842	5,345,150	5,377,992	—
Paycheck Protection Program	—	—	—	—	—	—	—
Total	$693,008	$303,205	$1,391,393	$2,387,606	$271,684,954	$274,072,560	$—

There were no loans past due 90 days or more and still accruing interest at December 31, 2020 and 2019.

The following table summarizes the balances of non-accrual loans.

	Loans Receivable on Non-Accrual
	December 31, 2020	December 31, 2019

Commercial	$178,975	$178,975
Commercial Real Estate Construction	—	—
Commercial Real Estate Other	923,828	857,327
Consumer Real Estate	40,893	629,999
Consumer Other	12,234	—
Paycheck Protection Program	—	—
Total	$1,155,930	$1,666,301

The following tables set forth the changes in the allowance and an allocation of the allowance by class at December 31, 2020, 2019, and 2018. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

	December 31, 2020
	Commercial	Commerical Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Beginning Balance	$1,429,917	$109,235	$1,270,445	$496,221	$697,940	$—	$4,003,758
Charge-offs	(171,646)	—	—	—	(116,001)	(2,650)	(290,297)
Recoveries	88,811	—	99,801	—	43,599	22	232,233
Provisions	(317,772)	90,031	538,875	428,856	(502,618)	2,628	240,000
Ending Balance	$1,029,310	$199,266	$1,909,121	$925,077	$122,920	$—	$4,185,694

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Beginning Balance	$1,665,413	$63,876	$1,292,346	$386,585	$806,111	$—	$4,214,331
Charge-offs	(398,685)	—	—	—	(8,342)	—	(407,027)
Recoveries	12,200	—	—	—	4,254	—	16,454
Provisions	150,989	45,359	(21,901)	109,636	(104,083)	—	180,000
Ending Balance	$1,429,917	$109,235	$1,270,445	$496,221	$697,940	$—	$4,003,758

	December 31, 2018
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Beginning Balance	$1,403,588	$23,638	$1,549,755	$796,918	$101,499	$—	$3,875,398
Charge-offs	(31,250)	—	—	—	(84,637)	—	(115,887)
Recoveries	14,000	—	56,827	45,412	13,581	—	129,820
Provisions	279,075	40,238	(314,236)	(455,745)	775,668	—	325,000
Ending Balance	$1,665,413	$63,876	$1,292,346	$386,585	$806,111	$—	$4,214,331

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present, by class and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans.

	December 31, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$357,657	$—	$36,747	$9,111	$41,896	$—	$445,411
Collectively evaluated for impairment	671,653	199,266	1,872,374	915,966	81,024	—	3,740,283
Total Allowance for Loan Losses	1,029,310	199,266	1,909,121	925,077	122,920	—	4,185,694
Loans Receivable
Individually evaluated for impairment	2,298,120	—	5,174,841	290,743	41,896	—	7,805,600
Collectively evaluated for impairment	48,743,277	14,813,726	141,013,045	71,545,298	4,438,595	32,443,132	312,997,073
Total Loans Receivable	$51,041,397	$14,813,726	$146,187,886	$71,836,041	$4,480,491	$32,443,132	$320,802,673

	December 31, 2019
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$683,278	$—	$1,782	$—	$90	$—	$685,150
Collectively evaluated for impairment	746,639	109,235	1,268,663	496,221	697,850	—	3,318,608
Total Allowance for Loan Losses	1,429,917	109,235	1,270,445	496,221	697,940	—	4,003,758
Loans Receivable						—
Individually evaluated for impairment	2,065,732	—	1,679,872	879,753	51,770	—	4,677,127
Collectively evaluated for impairment	50,782,723	12,491,078	142,142,118	58,653,292	5,326,222	—	269,395,433
Total Loans Receivable	$52,848,455	$12,491,078	$143,821,990	$59,533,045	$5,377,992	$—	$274,072,560

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 As of December 31, 2020 and 2019, loans individually evaluated for impairment and the corresponding allowance for loan losses are presented in the following table.

	Impaired and Restructured Loans As of
	December 31, 2020			December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$1,721,818	$1,721,818	$—	$1,355,875	$1,355,875	$—
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	4,831,757	4,831,757	—	1,432,988	1,432,988	—
Consumer Real Estate	249,850	249,850	—	879,753	879,753	—
Consumer Other	—	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—
Total	6,803,425	6,803,425	—	3,668,616	3,668,616	—

With an allowance recorded:
Commercial	576,302	576,302	357,657	709,857	709,857	683,278
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	343,084	343,084	36,747	346,685	246,884	1,782
Consumer Real Estate	40,893	40,893	9,111	—	—	—
Consumer Other	41,896	41,896	41,896	51,770	51,770	90
Paycheck Protection Program	—	—	—	—	—	—
Total	1,002,175	1,002,175	445,411	1,108,312	1,008,511	685,150

Total
Commercial	2,298,120	2,298,120	357,657	2,065,732	2,065,732	683,278
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	5,174,841	5,174,841	36,747	1,779,673	1,679,872	1,782
Consumer Real Estate	290,743	290,743	9,111	879,753	879,753	—
Consumer Other	41,896	41,896	41,896	51,770	51,770	90
Paycheck Protection Program	—	—	—	—	—	—
Total	$7,805,600	$7,805,600	$445,411	$4,776,928	$4,677,127	$685,150

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	For the year ended December 31,
	2020		2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,866,590	$102,636	$1,483,982	$94,779	$133,413	$8,637
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	4,849,474	218,372	1,533,720	76,183	982,078	40,174
Consumer Real Estate	249,813	11,580	879,753	30,400	879,753	51,520
Consumer Other	—	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—
Total	6,965,877	332,588	3,897,455	201,362	1,995,244	100,331

With an allowance recorded:
Commercial	578,399	37,663	725,353	44,299	1,915,139	100,395
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	337,304	—	246,884	—	416,569	10,999
Consumer Real Estate	36,483	(116)	—	—	—	—
Consumer Other	42,089	2,743	59,240	3,487	26,314	1,382
Paycheck Protection Program	—	—	—	—	—	—
Total	994,275	40,290	1,031,477	47,786	2,358,022	112,776

Total
Commercial	2,444,989	140,299	2,209,335	139,078	2,048,552	109,032
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	5,186,778	218,372	1,780,604	76,183	1,398,647	51,173
Consumer Real Estate	286,296	11,464	879,753	30,400	879,753	51,520
Consumer Other	42,089	2,743	59,240	3,487	26,314	1,382
Paycheck Protection Program	—	—	—	—	—	—
	$7,960,152	$372,878	$4,928,932	$249,148	$4,353,266	$213,107

In general, the modification or restructuring of a debt is considered a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of December 31, 2020, there were 14 TDRs with a balance of $5.8 million. As of December 31, 2019, there were 3 TDRs with a balance of $573,473. These TDRs were granted extended payment terms with no principal reduction. The structure of two of the loans changed to interest only. All TDRs were performing as agreed as of December 31, 2020. During the year ended December 31, 2019, one TDR in the amount of $2,008 was charged off and the Company recovered $439. No other TDRs that were modified within the previous twelve months defaulted during the following year for the years ended December 31, 2020, 2019, and 2018.

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. The Bank processed approximately $0.7 million in principal deferments to 84 customers, with an aggregate loan balance of $25.9 million, during the year ended December 31, 2020. The principal deferments represent 0.24% of our total loan portfolio as of December 31, 2020. The Bank has examined the payment accommodations granted to borrowers in response to COVID-19 and classified 9 loans, with an aggregate loan balance of $4.0 million, that were granted payment accommodations as TDRs given the continued financial difficulty of the customer, associated industry risk, and multiple deferral requests. All other borrowers were current prior to relief, were not experiencing financial difficulty prior to COVID-19, and the Bank determined they were not considered TDRs. Additionally, of the 75 customers that received payment accommodations that are not classified as TDRs, 15 customers, with an aggregate loan balance of $2.9 million, have paid their loan in full, 7 customers, with an aggregate loan balance of $3.3 million, are past due less than 30 days, and 53 customers, with an aggregate loan balance of $18.6 million, have commenced paying as agreed as of December 31, 2020. There are no loans that received payment accommodation past due greater than 30 days. The Bank will continue to examine payment accommodations as requested by borrowers.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CONCENTRATIONS OF CREDIT RISK

We grant short to intermediate term commercial and consumer loans to customers throughout our primary market area of Charleston, Berkeley and Dorchester counties of South Carolina. Our primary market area is heavily dependent on tourism, medical, and legal services. Although we have a diversified loan portfolio, a substantial portion of our debtors’ ability to honor their contracts is dependent upon the stability of the economic environment in their primary market. The majority of the loan portfolio is located in our immediate market area with a concentration in real estate related activities.

Our loans were concentrated in the following categories.

	December 31, 2020	December 31, 2019
Commercial	15.91%	19.28%
Commercial Real Estate Construction	4.62%	4.56%
Commercial Real Estate Other	45.57%	52.48%
Consumer Real Estate	22.39%	21.72%
Consumer Other	1.40%	1.96%
Paycheck protection program	10.11%	0.00%
Total	100.00%	100.00%

6.	Premises, Equipment and Leasehold Improvements

Premises, equipment and leasehold improvements are summarized in the table below.

	December 31,
	2020	2019
Bank buildings	$1,861,237	$1,861,237
Land	838,075	838,075
Leasehold purchases	30,000	30,000
Leasehold improvements	2,589,195	2,555,376
Construction in progress	24,307	—
Equipment	4,113,013	3,987,002
	9,455,827	9,271,690
Accumulated depreciation	(5,402,294)	(4,981,255)
Total	$4,053,533	$4,290,435

Depreciation on our bank premises and equipment charged to operating expense totaled $421,040, $230,377, and $195,921, during the year ended December 31, 2020, 2019, and 2018, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	LEASES

As of December 31, 2020, the Company had operating right of use (“ROU”) assets of $12.7 million and operating lease liabilities of $12.7 million. The Company maintains operating leases on land, branch facilities, and parking. Most of the leases include one or more options to renew, with renewal terms extending up to 20 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized in lease expense.

The weighted average remaining lease term is 17.6 years. The weighted average incremental borrowing rate is 4.35%.

The exercise of renewal options is based on the sole judgement of management and what they consider to be reasonably certain. Based on the market areas, past practices, and contract terms of all leases, the Bank assumed all renewal options will be exercised. Minimum rental commitments for these leases as of December 31, 2020 are presented in the table below.

2021	$1,043,404
2022	1,043,404
2023	1,043,404
2024	1,043,404
2025 and thereafter	12,932,978
Total undisclosed lease payments	$17,106,594

Less: effect of discounting	(4,376,443)
Present value of estimated lease payments	$12,730,151

The table below shows lease expense components for the year ended December 31, 2020 and 2019.

	December 31,
Lease Expense Components:	2020	2019
Operating lease expense	$972,815	$577,460
Short-term lease expense	—	46,538
Total lease expense	$972,815	$623,998

Total rental expense was $972,815, $623,998 and $622,396, during the year ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, we did not maintain any finance leases and we determined that the number and dollar amount of equipment leases was immaterial. As of December 31, 2020, we have no additional operating leases that have not yet commenced.

We rented office space at 1071 Morrison Drive, Charleston, South Carolina, from a related party, to house our Mortgage Department during the year ended December 31, 2019 and 2018. Rent expense for this lease was $46,538, and $60,840 for the years ended December 31, 2019, and 2018, respectively. This lease ended in September 2019.

8.	DEPOSITS

As of December 31, 2020, and 2019, certificates of deposit of $250,000 or more totaled approximately $5,743,189 and $5,967,559, respectively.

The scheduled maturities of certificates of deposit as of December 31, 2020 are presented in the table below:

2021	$18,939,038
2022	944,011
2023	397,690
2024	159,522
2025 and thereafter	258,870

$20,699,131

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020 and 2019, deposits with a deficit balance of $100,304 and $25,319, respectively, were re-classified as other loans.

9.	Short-Term Borrowings

At December 31, 2020 and 2019, we had no outstanding federal funds purchased. We have a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement, we may borrow up to $58.7 million as of December 31, 2020. We established this arrangement as an additional source of liquidity. There have been no borrowings under this arrangement.

At December 31, 2020 and 2019, the Bank had unused short-term lines of credit totaling approximately $23.0 million (which are withdrawable at the lender’s option).

10.	Income Taxes

On December 22, 2017, the President of the United States signed into law the 2017 Tax Act. The 2017 Tax Act included a number of changes to the existing U.S. tax laws that impact the Company, most notably a reduction in the U.S. corporate income tax rate from 34 percent to 21 percent for tax years beginning after December 31, 2017.

Total income taxes for the years ended December 31, 2020, 2019 and 2018 are presented in the table below.

	For the year ended December 31,
	2020	2019	2018
Income tax expense	$1,965,679	$2,175,274	$1,108,982
Unrealized gains (losses) on securities available for sale presented in accumulated other comprehensive income (loss)	315,546	(600,765)	(192,280)
Total	$2,281,225	$1,574,509	$916,702

Income tax expense was as follows:

	For the year ended December 31,
	2020	2019	2018
Current income taxes
Federal	$1,543,334	$1,742,430	$1,326,619
State	—	—	—
Total current tax expense	1,543,334	1,742,430	1,326,619
Deferred income tax (benefit) expense	422,345	432,844	(217,637)
Total income tax expense	$1,965,679	$2,175,274	$1,108,982

The differences between actual income tax expense and the amounts computed by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the periods indicated are reconciled in the table below.

	For the year ended December 31,
	2020	2019	2018

Computed “expected” tax expense	$1,769,525	$1,993,679	$1,686,702
Increase (reduction) in income taxes resulting from:
Amortization of credit and gain	—	1,685	196,477
Stock based compensation	19,527	16,391	15,205
Valuation allowance	8,083	7,123	7,538
Other	7,259	6,233	38,938
State income tax, net of federal benefit	238,729	268,000	(226,578)
Federal credits	—	—	(454,985)
Tax exempt interest income	(77,444)	(117,837)	(154,315)
	$1,965,679	$2,175,274	$1,108,982

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below.

	December 31, 2020	December 31, 2019
Deferred tax assets:
Allowance for loan losses	$849,159	$806,982
State credit carryforward	5,762	307,950
Deferred loan fees	141,993	—
Passthrough income	26,525	68,438
State net operating loss carryforward	89,997	81,914
Nonaccrual interest	30,528	41,453
Other	9,432	6,934
Total gross deferred tax assets	1,153,396	1,313,671
Valuation allowance	(89,997)	(81,914)
Total gross deferred tax assets, net of valuation allowance	1,063,399	1,231,757

Deferred tax liabilities:
Fixed assets, principally due to differences in depreciation	(382,668)	(109,169)
Unrealized (gain) loss on securities available for sale	(443,889)	(128,344)
Deferred loan fees	—	(32,696)
Other	(57,918)	(57,741)
Prepaid expenses	(21,633)	(225)
	(906,108)	(328,175)

Net deferred tax assets	$157,291	$903,582

In 2018, the Company invested in a Federal Rehabilitation Credit. The tax credit was used during the year ended December 31, 2018. Amortization expense recognized for the years ended December 31, 2019 and 2018 was $8,022 and $354,888, respectively. In 2016, the Company invested in a South Carolina Rehabilitation Credit. The tax credit was included in deferred tax assets and is being amortized. Amortization expense recognized for the year ended December 31, 2018 was $306,105 and was included in other operating expense on the statement of operations.

There was a $89,997 and $81,914 valuation allowance for deferred tax assets at December 31, 2020 and 2019, respectively, associated with the Company’s state tax credits. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2020. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable regulations.

Tax returns for 2017 and subsequent years are subject to examination by taxing authorities.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If deemed necessary, the amount of collateral obtained upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $122,755,761 and $105,481,545 at December 31, 2020 and 2019, respectively.

Standby letters of credit represent our obligation to a third-party contingent upon the failure by our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. Commitments under standby letters of credit are usually for one year or less. At December 31, 2020 and 2019, we have recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2020 and 2019 was $845,811 and $1,042,966, respectively.

12.	RELATED PARTY TRANSACTIONS

In the opinion of management, loans to our Executive Officers and Directors are made on substantially the same terms, including interest rates and collateral, as those terms prevailing at the time for comparable loans with persons not related to the lender that do not involve more than the normal risk of collectability. There were no past due loans to our Executive Officers and Directors as of December 31, 2020 and 2019.

The table below summarizes related party loans.

	December 31, 2020	December 31, 2019
Balance at beginning of the year	$2,651,907	$4,401,710
New loans or advances	5,244,062	370,275
Repayments	(1,925,955)	(2,120,078)
Balance at the end of the year	$5,970,014	$2,651,907

At December 31, 2020 and 2019, total deposits held by related parties were $5,681,634 and $4,343,903, respectively.

The Company also leased office space from a related party during the year ended December 31, 2019 as discussed in the Leases footnote.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Other Expense

The table below summarizes the components of other operating expense.

	For the year ended December 31,
	2020	2019	2018
Telephone and postage	$219,065	$182,801	$175,520
State and FDIC insurance and fees	95,353	113,117	183,867
Supplies	74,472	103,796	85,984
Courier service	48,048	49,200	54,044
Insurance	53,000	43,097	43,866
Advertising and business development	9,045	16,059	12,217
Amortization of federal tax credit	—	8,022	354,888
Amortization of state tax credit	—	—	306,106
Other	746,502	740,948	697,957
Total other operating expenses	$1,245,485	$1,257,040	$1,914,449

14.	Stock Incentive Plan

We have two employee Stock Incentive Plans: the first plan, which was approved in 2010, has 300,000 (363,000 adjusted for two 10% stock dividends) shares reserved and the second plan, which was approved in 2020, has 300,000 shares reserved. No new options may be granted under the 2010 plan, as it expired on April 14, 2020. Under the 2020 plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. All employees are eligible to participate in the 2020 plan if the Executive/Long-Range Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to our profits or growth. With respect to Executive Officers, the Executive/ Long-Range Planning Committee will obtain approval from the Compensation Committee for any options granted to them.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2020	2019	2018
Risk free interest rate	0.63%	2.01%	2.88%
Expected life (in years)	7.5	7.5	7.5
Expected stock price volatility	32.90%	33.13%	33.69%
Dividend yield	4.26%	4.28%	3.61%

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the activity under the 2010 and 2020 Stock Incentive Plans for the years ended December 31:

	2020		2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	86,097	$12.92	102,760	$11.89	117,191	$10.79
Granted	145,750	15.31	6,250	18.92	11,275	18.23
Exercised	(19,298)	9.39	(22,163)	8.81	(24,056)	8.96
Forfeited	(10,205)	15.19	(750)	18.92	(1,650)	20.02
Outstanding, December 31	202,344	$14.89	86,097	$12.92	102,760	$11.89
Exercisable at year end	21,113	$9.77	27,459	$9.03	32,219	$8.81

Information for the 2010 Stock Incentive Plan has been retroactively adjusted for the 2018 10% stock dividend as applicable.

The following table presents information pertaining to options outstanding at December 31, 2020.

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Intrinsic Value of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Intrinsic Value of Options Exercisable
$8.61	12,136	0.50	$8.61	$104,491	12,135	$8.61	$97,440
$9.18	3,811	1.50	$9.18	$34,985	3,049	$9.18	$22,741
$9.92	605	1.75	$9.92	$6,002	484	$9.92	$3,252
$12.26	3,992	3.58	$12.26	$48,942	1,597	$12.26	$6,992
$12.40	2,057	3.00	$12.40	$25,507	1,234	$12.40	$5,232
$13.05	13,068	4.33	$13.05	$170,537	2,614	$13.05	$9,380
$14.54	5,500	5.25	$14.54	$79,970	—	$14.54	$—
$15.21	130,750	9.33	$15.21	$1,988,708	—	$15.21	$—
$16.73	10,000	9.33	$16.73	$167,300	—	$16.73	$—
$18.23	10,450	7.25	$18.23	$190,504	—	$18.23	$—
$19.00	2,750	6.16	$19.00	$52,250	—	$19.00	$—
$19.82	7,225	6.09	$19.82	$143,200	—	$19.82	$—
	202,344	7.76	$14.89	$3,012,396	21,113	$9.77	$145,037

The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018, was $139,837, $218,116 and $262,415, respectively.

We recognized compensation cost for the years ended December 31, 2020, 2019 and 2018 in the amount of $92,986, $78,053 and $72,408, respectively, related to the granted options.

As of December 31, 2020, there was a total of $401,582 in unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 5.95 years.

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

The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses amounted to $540,000, $510,000, and $420,000, during the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, the plan owned 344,384 shares of common stock of the Company.

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

The Bank’s ability to pay dividends to the Company is restricted by the laws and regulations of the State of South Carolina. Generally, these restrictions allow the Bank to pay dividends from current earnings without the prior written consent of the South Carolina Commissioner of Banking, if it received a satisfactory rating at its most recent examination. Cash dividends when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. The Bank paid dividends of $4.7 million, $4.2 million and $3.8 million, to the Company during the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table is a summary of the reconciliation of average shares outstanding for the years ended December 31.

	2020	2019	2018
Net income	$6,460,631	$7,318,433	$6,922,934

Weighted average shares outstanding	5,526,948	5,522,025	5,500,027
Effect of dilutive shares	151,595	66,065	88,985
Weighted average shares outstanding - diluted	5,678,543	5,588,090	5,589,012
Earnings per share - basic	$1.17	$1.33	$1.26
Earnings per share - diluted	$1.14	$1.31	$1.24

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Regulatory Capital Requirements

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

Current quantitative measures established by regulation to ensure capital adequacy require that we maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets. We believe that the Company and the Bank meet all capital adequacy requirements to which they were subject at December 31, 2020 and 2019.

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

The following tables present the actual and required capital amounts and ratios for the Company and Bank at December 31, 2019:

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 4, 2019, the federal banking agencies jointly issued a final rule on an optional, simplified measure of capital adequacy for qualifying community banking organizations called the community bank leverage ratio (“CBLR”) framework effective on January 1, 2020. A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. Additionally, the qualifying community banking institution must be a non-advanced approaches FDIC supervised institution. The final rule adopts Tier 1 capital and existing leverage ratio into the CBLR framework. The Bank adopted this rule as of September 30, 2020 and will no longer be subject to other capital and leverage requirements. Under the CBLR framework, a qualifying community banking organization is deemed to have met the “well capitalized” ratio requirements and be in appliance with the generally applicable capital rule.

The following table presents the actual CBLR for the Bank and Company at:

	December 31, 2020	December 31, 2019
Bank	10.19%	11.23%
Company	10.72%	11.44%

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

Fair value estimates are made at a specific point of time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale our entire holdings of a particular financial instrument. Because no active market exists for a significant portion of our financial instruments, fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

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

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments with interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on the short-term fair value of mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of December 31, 2020 and 2019.

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$20,410,550	$—	$—	$20,410,550
Government-Sponsored Enterprises	—	97,852,806	—	97,852,806
Municipal Securities	—	10,872,532	5,683,930	16,556,462
Total	$20,410,550	$108,725,338	$5,683,930	$134,819,818

	Balance as of December 31, 2019
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$23,180,200	$—	$—	$23,180,200
Government-Sponsored Enterprises	—	50,498,195	—	50,498,195
Municipal Securities	—	14,817,110	11,954,451	26,771,561
Total	$23,180,200	$65,315,305	$11,954,451	$100,449,956

There were no liabilities recorded at fair value on a recurring basis as of December 31, 2020 or 2019.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
Beginning balance	$11,954,451	$6,241,955
Total realized/unrealized gains (losses)
Included in earnings	—	—
Included in other comprehensive income	110,479	7,924,331
Purchases, issurances, and settlements net or maturities	(6,381,000)	(2,211,835)
Transfers in and/or out of Level 3	—	—
Ending balance	$5,683,930	$11,954,451

There were no transfers between fair value levels during the year ended December 31, 2020 or 2019.

The following paragraphs describe the valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

Impaired loans are carried at the lower of recorded investment or fair value. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, we review the most recent appraisal and, if it is over 12 to 18 months old, we may request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, we may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically, as an example, in situations where the collateral on a nonperforming commercial real estate loan is out of our primary market area, we would typically order an independent appraisal immediately, at the earlier of the date the loan becomes nonperforming or immediately following the determination that the loan is impaired.

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

Certain assets and liabilities are measured at fair value on an ongoing basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present information about certain assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2020 and 2019.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$5,419,726	$5,419,726
Mortgage loans to be sold	—	12,965,733	—	12,965,733
Total	$—	$12,965,733	$5,419,726	$18,385,459

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,657,644	$2,657,644
Mortgage loans to be sold	—	5,062,398	—	5,062,398
Total	$—	$5,062,398	$2,657,644	$7,720,042

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2020 or 2019.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2020:

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs
Impaired Loans	Appraisal Value/Comparison Sales/Other Estimates	Appraisals and/or Sales of Comparable Properties	Appraisals Discounted 10% to 20% for Sales Commissions and Other Holding Costs

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

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of December 31, 2020 and 2019, respectively.

	Fair Value Measurements at December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,977,896	$5,977,896	$5,977,896	$—	$—
Interest-bearing deposits at the Federal Reserve	42,348,085	42,348,085	42,348,085	—	—
Investment securities available for sale	134,819,818	134,819,818	20,410,550	108,725,338	5,683,930
Mortgage loans to be sold	12,965,733	12,965,733	—	12,965,733	—
Loans, net	316,616,979	308,721,680	—	—	308,721,680
Accrued interest receivable	1,595,629	1,595,629	—	1,595,629
Financial Liabilities:
Demand deposits	441,498,500	441,498,500	—	441,498,500	—
Time deposits	20,699,131	20,294,852	—	20,294,852	—
Accrued interest payable	20,707	20,707	—	20,707	—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$9,773,893	$9,773,893	$9,773,893	$—	$—
Interest-bearing deposits at the Federal Reserve	39,320,526	39,320,526	39,320,526	—	—
Investment securities available for sale	100,449,956	100,449,956	23,180,200	65,315,305	11,954,451
Mortgage loans to be sold	5,062,398	5,062,398	—	5,062,398	—
Loans, net	270,068,802	271,736,572	—	—	271,736,572
Accrued interest receivable	1,309,772	1,309,772	—	1,309,772	—
Financial Liabilities:
Demand deposits	357,008,868	357,008,868	—	357,008,868	—
Time deposits	22,182,787	21,962,039	—	21,962,039	—
Accrued interest payable	38,748	38,748	—	38,748	—

20.	Bank of South Carolina Corporation - Parent Company

The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2020 and 2019, and the related condensed statements of income and cash flows for the years ended December 31, 2020, 2019 and 2018, are as follows:

Condensed Statements of Financial Condition

	December 31, 2020	December 31, 2019
Assets
Cash	$1,723,556	$1,096,474
Investment in wholly-owned bank subsidiary	53,934,084	50,731,750
Other assets	261,196	224,608
Total assets	$55,918,836	$52,052,832

Liabilities and shareholders’ equity
Dividends payable	$938,480	$884,800
Shareholders’ equity	54,980,356	51,168,032
Total liabilities and shareholders’ equity	$55,918,836	$52,052,832

Condensed Statements of Income

	For the year ended December 31,
	2020	2019	2018
Interest income	$759	$1,280	$1,157
Net operating expenses	(255,409)	(221,510)	(224,316)
Dividends received fom bank	4,700,000	4,170,000	3,775,000
Equity in undistributed earnings of subsidiary	2,015,281	3,368,663	3,371,093
Net income	$6,460,631	$7,318,433	$6,922,934

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows

	For the year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$6,460,631	$7,318,433	$6,922,934
Stock-based compensation expense	92,986	78,053	72,408
Equity in undistributed earnings of subsidiary	(2,015,280)	(3,368,663)	(3,371,093)
(Increase) in other assets	(36,590)	(45,979)	(57,688)
Net cash provided by operating activities	4,501,747	3,981,846	3,566,561

Cash flows from financing activities:
Dividends paid	(3,592,841)	(4,031,157)	(3,699,845)
Repurchase of common shares	(398,868)	—	—
Stock options exercised	117,044	138,286	193,569
Net cash used by financing activities	(3,874,665)	(3,892,871)	(3,506,276)

Net increase in cash	627,082	88,973	60,285
Cash at the beginning of the year	1,096,474	1,007,501	947,216
Cash at the end of the year	$1,723,556	$1,096,474	$1,007,501
Supplemental disclosure for non-cash investing and financing activity Change in dividends payable	$53,680	$58,163	$85,615

21.	Quarterly Results of Operations (unaudited)

The tables below represent the quarterly results of operations for the years ended December 31, 2020 and 2019, respectively:

	2020
	Fourth	Third	Second	First
Total interest and fee income	$4,442,774	$4,292,345	$4,203,211	$4,301,426
Total interest expense	63,139	72,198	76,005	94,072
Net interest income	4,379,635	4,220,147	4,127,206	4,207,354
Provision for loan losses	200,000	40,000	—	—
Net interest income after provision for loan losses	4,179,635	4,180,147	4,127,206	4,207,354
Total other income	1,095,596	978,052	703,622	627,631
Total other expense	3,011,191	2,934,998	2,870,223	2,856,521
Income before income tax expense	2,264,040	2,223,201	1,960,605	1,978,464
Income tax expense	528,834	519,930	459,582	457,333
Net income	$1,735,206	$1,703,271	$1,501,023	$1,521,131

Basic income per common share	$0.31	$0.31	$0.27	$0.28
Diluted income per common share	$0.31	$0.30	$0.26	$0.27

	2019
	Fourth	Third	Second	First
Total interest and fee income	$4,578,390	$4,827,684	$4,813,345	$4,692,833
Total interest expense	112,311	213,876	245,226	243,758
Net interest income	4,466,079	4,613,808	4,568,119	4,449,075
Provision for loan losses	25,000	10,000	135,000	10,000
Net interest income after provision for loan losses	4,441,079	4,603,808	4,433,119	4,439,075
Total other income	601,017	596,070	592,739	408,783
Total other expense	2,746,019	2,581,823	2,634,782	2,659,361
Income before income tax expense	2,296,077	2,618,055	2,391,076	2,188,497
Income tax expense	522,548	603,264	550,229	499,233
Net income	$1,773,529	$2,014,791	$1,840,847	$1,689,264

Basic income per common share	$0.33	$0.36	$0.33	$0.31
Diluted income per common share	$0.32	$0.36	$0.33	$0.30

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of December 31, 2020 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Based on this assessment, management believes that as of December 31, 2020, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Audit and Compliance Committee, composed entirely of independent Directors, meets periodically with management, the Company’s Audit & Compliance Officer, and Elliott Davis, LLC (separately and jointly) to discuss audit, financial and related matters. Elliott Davis, LLC and the Audit & Compliance Officer have direct access to the Audit and Compliance Committee.

Item 9B.	Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2020 that was not reported.

PART III

Item 10.	Directors, Executive Officers, Promoters and Corporate Governance

The information required by this item contained under the sections captioned “Proposal 1: To elect nineteen Directors of Bank of South Carolina Corporation to serve until the Company’s 2021 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” included in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 13, 2021, a copy of which has been filed with the SEC, the “Proxy Statement”, is incorporated in this document by reference.

Executive Officers. The information concerning the Company’s executive officers is contained under the section captioned “Proposal 1: To elect nineteen Directors of Bank of South Carolina Corporation to serve until the Company’s 2022 Annual Meeting of Shareholders,” included in the Company’s Proxy Statement, and is incorporated in this document by reference.

Audit and Compliance Committee Financial Expert. The Audit and Compliance Committee of the Company is composed of Directors Linda J. Bradley McKee, PhD, CPA; William L. Hiott, Jr.; Richard W. Hutson, Jr.; Karen J. Phillips, and Sheryl G. Sharry (Chairman). The Board has selected the Audit and Compliance Committee members based on its determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company’s financial statements. Each member of the Audit and Compliance Committee is “independent” as defined in the NASDAQ Stock Market listing standards for audit committee members.

The Board of Directors has determined that Linda J. Bradley McKee, PhD, CPA, qualifies as a financial expert within the meaning of SEC rules and regulations and has designated Dr. Bradley McKee as the Audit and Compliance Committee financial expert. Director Bradley McKee is independent as that term is used in Schedule 14A promulgated under the Exchange Act.

Code of Ethics. The Company has adopted a “Code of Ethics”, applicable to the Chairman of the Board of Directors, the President/Chief Executive Officer, the Chief Financial Officer/Executive Vice President, the Chief Operating Officer/Executive Vice President and the Senior Lender/Executive Vice President and a “Code of Conduct” for Directors, officers and employees. A copy of these policies may be obtained at the Company’s website: http://www.banksc.com.

Compliance with Insider Reporting. The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is included in the Company’s Proxy Statement and is incorporated in this document by reference.

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

The information required by this item is incorporated in this document by reference to “Proposal 3: To ratify the appointment of Elliott Davis, LLC as the Company’s independent registered public accounting firm for the year ended December 31, 2021” and “Auditing and Related Fees”, included in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	The Consolidated Financial Statements and Report of Independent Auditors are included in this Form 10-K and listed on pages as indicated.

2.	Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S-3 on June 23, 2011)
4.0	2021 Proxy Statement (Filed with 2020 DEF-14)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with March 31, 2013 10-Q)
10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
Employee Stock Ownership Plan, Restated (Incorporated herein)
10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)
10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.12	Extension to Lease Agreement for 256 Meeting Street (Filed with September 30, 2017 10-Q)
10.13	North Charleston Lease Agreement (Filed with June 30, 2017 10-Q)
10.15	Sublease Amendment for Parking Facilities at 256 Meeting Street (Filed with September 30, 2017 10-Q)
13.0	2020 10-K (Incorporated herein)
2020 Stock Incentive Plan (Filed with 2020 Proxy Statement)
14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2021	BANK OF SOUTH CAROLINA CORPORATION

	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 5, 2021	/s/ David W. Bunch
David W. Bunch, Director

March 5, 2021	/s/ Graham M. Eubank, Jr.
Graham M. Eubank, Jr., Director

March 5, 2021	/s/ Elizabeth M. Hagood
Elizabeth M. Hagood, Director

March 5, 2021	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell, President/ Chief Executive Officer, Director

March 5, 2021	/s/ Glen B. Haynes, DVM
Glen B. Haynes, DVM, Director

March 5, 2021	/s/ William L. Hiott, Jr.
William L. Hiott, Jr., Director

March 5, 2021	/s/ Richard W. Hutson, Jr.
Richard W. Hutson, Jr., Director

March 5, 2021	/s/ Charles G. Lane
Charles G. Lane, Director

March 5, 2021	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr., Chairman of the Board, Director

March 5, 2021	/s/ Linda. J. Bradley McKee, PHD, CPA
Linda J. Bradley McKee, PHD, CPA, Director

March 5, 2021	/s/ Alan I. Nussbaum
Alan I. Nussbaum, MD, Director

March 5, 2021	/s/ Karen J. Phillips
Karen J. Phillips, Director

March 5, 2021	/s/ Edmund Rhett, Jr. MD
Edmund Rhett, Jr. MD, Director

March 5, 2021	/s/ Malcolm M. Rhodes
Malcolm M. Rhodes, MD, Director

March 5, 2021	/s/ Douglas H. Sass
Douglas H. Sass, Executive Vice President, Director

March 5, 2021	/s/ Sheryl G. Sharry
Sheryl G. Sharry, Director

March 5, 2021	/s/ Steve D. Swanson
Steve D. Swanson, Director

March 5, 2021	/s/ Susanne K. Boyd
Chief Operating Officer/Executive Vice President, Director

March 5, 2021	/s/ Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President, Director