Form 10-Q
period 2021-03-31
BANK OF SOUTH CAROLINA CORP
filed 2021-05-04
CIK 1007273

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

As of April 15, 2021, there were 5,524,616 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$6,211,365	$5,977,896
Interest-bearing deposits at the Federal Reserve	53,223,741	42,348,085
Investment securities available for sale	142,667,417	134,819,818
Mortgage loans to be sold	13,230,017	12,965,733
Loans	322,283,229	320,802,673
Less: Allowance for loan losses	(4,296,165)	(4,185,694)
Net loans	317,987,064	316,616,979
Premises, equipment and leasehold improvements, net	3,976,342	4,053,533
Right of use asset	12,605,156	12,730,151
Accrued interest receivable	1,375,181	1,595,629
Other assets	2,823,077	1,386,775

Total assets	$554,099,360	$532,494,599

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$189,574,996	$169,170,751
Interest bearing demand	143,753,923	140,602,723
Money market accounts	81,912,767	84,681,783
Time deposits over $250,000	5,046,943	4,493,189
Other time deposits	15,168,276	16,205,942
Other savings deposits	49,189,107	47,043,243
Total deposits	484,646,012	462,197,631

Accrued interest payable and other liabilities	3,839,142	2,586,461
Lease liability	12,605,156	12,730,151
Total liabilities	501,090,310	477,514,243

Shareholders' equity
Common stock - no par 12,000,000 shares authorized; Issued 5,823,533 shares at March 31, 2021 and 5,818,935 shares at December 31, 2020. Shares outstanding 5,524,616 and 5,520,469 at March 31, 2021 and December 31, 2020, respectively.	—	—
Additional paid in capital	47,467,455	47,404,869
Retained earnings	9,011,948	8,693,519
Treasury stock: 298,917 and 298,466 shares at March 31, 2021 and December 31, 2020, respectively.	(2,796,242)	(2,787,898)
Accumulated other comprehensive loss, net of income taxes	(674,111)	1,669,866
Total shareholders' equity	53,009,050	54,980,356

Total liabilities and shareholders' equity	$554,099,360	$532,494,599

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
Interest and fee income
Loans, including fees	$4,106,171	$3,670,982
Taxable securities	453,457	363,439
Tax-exempt securities	69,606	124,625
Other	11,881	142,380
Total interest and fee income	4,641,115	4,301,426

Interest expense
Deposits	54,524	94,072
Total interest expense	54,524	94,072

Net interest income	4,586,591	4,207,354
Provision for loan losses	120,000	—
Net interest income after provision for loan losses	4,466,591	4,207,354

Other income
Service charges and fees	288,224	275,590
Mortgage banking income	645,895	346,083
Other non-interest income	5,795	5,958
Total other income	939,914	627,631

Other expense
Salaries and employee benefits	1,799,006	1,771,781
Net occupancy expense	612,268	525,307
Other operating expenses	280,416	239,173
Professional fees	176,591	160,876
Data processing fees	162,434	159,384
Total other expense	3,030,715	2,856,521

Income before income tax expense	2,375,790	1,978,464
Income tax expense	565,715	457,333

Net income	$1,810,075	$1,521,131

Weighted average shares outstanding
Basic	5,521,707	5,530,256
Diluted	5,685,151	5,585,622

Basic income per common share	$0.33	$0.28
Diluted income per common share	$0.32	$0.27

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
Net income	$1,810,075	$1,521,131
Other comprehensive (loss) income
Unrealized (loss) gain on securities arising during the period	(2,967,059)	760,779
Other comprehensive income before tax	(2,967,059)	760,779
Income tax effect related to items of other comprehensive (loss) income before tax	623,082	(159,763)
Other comprehensive income after tax	(2,343,977)	601,016
Total comprehensive income	$(533,902)	$2,122,147

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED March 31, 2021 AND 2020

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2020	5,520,469	$47,404,869	$8,693,519	$(2,787,898)	$1,669,866	$54,980,356
Net income	—	—	1,810,075	—	—	1,810,075
Other comprehensive loss	—	—	—	—	(2,343,977)	(2,343,977)
Stock option exercises, net of surrenders	4,147	39,589	—	(8,344)	—	31,245
Stock-based compensation expense	—	22,997	—	—	—	22,997
Cash dividends ($0.27 per common share)	—	—	(1,491,646)	—	—	(1,491,646)
March 31, 2021	5,524,616	$47,467,455	$9,011,948	$(2,796,242)	$(674,111)	$53,009,050

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2019	5,530,001	$47,131,034	$5,879,409	$(2,325,225)	$482,814	$51,168,032
Net income	—	—	1,521,131	—	—	1,521,131
Other comprehensive income	—	—	—	—	601,016	601,016
Stock option exercises, net of surrenders	362	4,489	—	—	—	4,489
Stock-based compensation expense	—	16,418	—	—	—	16,418
Cash dividends ($0.16 per common share)	—	—	(884,859)	—	—	(884,859)
March 31, 2020	5,530,363	$47,151,941	$6,515,681	$(2,325,225)	$1,083,830	$52,426,227

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,810,075	$1,521,131
Adjustments to reconcile net income net cash provided by operating activities:
Depreciation expense	106,414	104,638
Provision for loan losses	120,000	—
Stock-based compensation expense	22,997	16,418
Deferred income taxes and other assets	(813,220)	(476,772)
Net amortization of unearned discounts on investment securities available for sale	96,917	40,898
Origination of mortgage loans held for sale	(48,008,560)	(23,150,204)
Proceeds from sale of mortgage loans held for sale	47,744,276	22,859,558
Decrease in accrued interest receivable	220,448	76,188
Increase in accrued interest payable and other liabilities	699,515	377,465
Net cash provided by operating activities	1,998,862	1,369,320

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	4,817,000	8,754,000
Purchase of investment securities available for sale	(15,728,575)	—
Net increase in loans	(1,490,085)	(4,292,645)
Purchase of premises, equipment, and leasehold improvements, net	(29,223)	(78,537)
Net cash (used in) provided by investing activities	(12,430,883)	4,382,818

Cash flows from financing activities:
Net increase in deposit accounts	22,448,381	53,189,878
Dividends paid	(938,480)	(884,800)
Stock options exercised	31,245	4,489
Net cash provided by financing activities	21,541,146	52,309,567
Net increase in cash and cash equivalents	11,109,125	58,061,705
Cash and cash equivalents at the beginning of the period	48,325,981	49,094,419
Cash and cash equivalents at the end of the period	$59,435,106	$107,156,124

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$75,231	$96,973
Income taxes	$231,375	$—

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$2,343,977	$(601,016)
Change in dividends payable	$553,166	$59
Change in right of use assets and lease liabilities	$(124,995)	$117,917

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization:

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

Basis of Presentation:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or (“GAAP”), for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2021. In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

Accounting Estimates and Assumptions:

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

Income per share:

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

2.	Investment Securities AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$35,238,051	$294,776	$(203,727)	$35,329,100
Government-Sponsored Enterprises	96,551,696	979,928	(2,240,264)	95,291,360
Municipal Securities	11,730,974	330,229	(14,246)	12,046,957
Total	$143,520,721	$1,604,933	$(2,458,237)	$142,667,417

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$20,036,549	$374,001	$—	$20,410,550
Government-Sponsored Enterprises	96,614,182	1,398,884	(160,260)	97,852,806
Municipal Securities	16,055,332	501,130	—	16,556,462
Total	$132,706,063	$2,274,015	$(160,260)	$134,819,818

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2021 and December 31, 2020, by contractual maturity are in the following table.

	March 31, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$31,687,606	$31,945,118	$32,245,646	$32,622,890
Due in one year to five years	46,328,992	47,178,658	40,022,194	41,258,370
Due in five years to ten years	64,994,527	63,048,291	50,438,223	50,968,288
Due in ten years and over	509,596	495,350	10,000,000	9,970,270
Total	$143,520,721	$142,667,417	$132,706,063	$134,819,818

Securities pledged to secure deposits at both March 31, 2021 and December 31, 2020, had a fair value of $41.4 million and $42.4 million, respectively.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	March 31, 2021
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	3	$15,008,785	$(203,727)	—	$—	$—	3	$15,008,785	$(203,727)
Government-Sponsored Enterprises	7	49,216,630	(2,240,264)	—	—	—	7	49,216,630	(2,240,264)
Municipal Securities	1	495,350	(14,246)	—	—	—	1	495,350	(14,246)
Total	11	$64,720,765	$(2,458,237)	—	$—	$—	11	$64,720,765	$(2,458,237)

	December 31, 2020
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	—	$—	$—	—	$—	$—	—	$—	$—
Government-Sponsored Enterprises	4	29,839,740	(160,260)	—	—	—	4	29,839,740	(160,260)
Municipal Securities	—	—	—	—	—	—	—	—	—

Total	4	$29,839,740	$(160,260)	—	$—	$—	4	$29,839,740	$(160,260)

There were no sales of investment securities for the three months ended March 31, 2021 and 2020.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans (net of deferred loan fees of $830,945 at March 31, 2021 and $676,155 at December 31, 2020, respectively) are shown in the table below.:

	March 31, 2021	December 31, 2020
Commercial	$42,201,186	$51,041,397
Commercial real estate:
Construction	10,373,102	14,813,726
Other	156,377,427	146,187,886
Consumer:
Real estate	81,231,579	71,836,041
Other	4,163,221	4,480,491
Paycheck Protection Program	27,936,714	32,443,132
	322,283,229	320,802,673
Allowance for loan losses	(4,296,165)	(4,185,694)
Loans, net	$317,987,064	$316,616,979

We had $91.0 million and $76.0 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at March 31, 2021 and at December 31, 2020, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the program, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for payroll and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and as long as the borrower submits its loan forgiveness application within ten months of completion of the covered period, the borrower is not required to make any payments until the forgiveness amount is remitted to the lender by the SBA. The Bank received a processing fee ranging from 1% to 5% based on the size of the loan from the SBA. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20. The Bank received $1.4 million of processing fees related to the first round of PPP. The Bank recognized $0.6 million during the year ended December 31, 2020. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/ HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. The Bank provided $37.8 million in funding to 266 customers through the PPP as of March 31, 2021. Because these loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (“Economic Aid Act”) was enacted, which reauthorized lending under the PPP program through March 31, 2021, with an additional $325 billion. On March 31, 2021, the PPP Extension Act of 2021 was signed into law, which formally changed the PPP application deadline from March 31, 2021 to May 31, 2021. Under the Economic Aid Act, the SBA will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for payroll and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of five years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and as long as the borrower submits its loan forgiveness application within ten months of completion of the covered period, the borrower is not required to make any payments until the forgiveness amount is remitted to the lender by the SBA. The Bank will receive a processing fee based on the size of the loan from the SBA, and a tiered structure. For loans up to $50,000 in principal, the lender processing fee will be the lesser of 50% of the principal amount or $2,500. For loans between $50,000 and $350,000 in principal, the lender processing fee will be 5% of the principal amount. For loans $350,000 and above, the lender processing fee will be 3% of the principal amount. For loans of at least $2.0 million, the lender processing fee will be 1% of the principal amount. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20. As of March 31, 2021, the Bank received 193 applications with a total loan amount of $16.1 million. Of those 193 applications, the SBA approved 184 applications in the aggregate amount of $15.7 million. The Bank funded 176 loans in the aggregate amount of $15.5 million. The Bank received $0.8 million of processing fees related to the second round of PPP. During the three months ended March 31, 2021, the Bank recognized $0.6 million in PPP processing fees for the first and second round of PPP.

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

The following tables illustrate credit quality by class and internally assigned grades at March 31, 2021 and December 31, 2020. “Pass” includes loans internally graded as excellent, good and satisfactory.

March 31, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$37,770,275	$9,915,067	$136,296,189	$80,012,464	$3,762,913	$27,936,714	$295,693,622
Watch	2,030,528	458,035	14,155,587	346,231	314,336	—	17,304,717
OAEM	710,385	—	1,248,150	623,127	44,237	—	2,625,899
Substandard	1,689,998	—	4,677,501	249,757	41,735	—	6,658,991
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$42,201,186	$10,373,102	$156,377,427	$81,231,579	$4,163,221	$27,936,714	$322,283,229

December 31, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$44,903,134	$14,349,065	$125,111,378	$70,454,909	$4,171,858	$32,443,132	$291,433,476
Watch	3,415,408	464,661	15,200,992	467,163	219,954	—	19,768,178
OAEM	1,039,647	—	1,784,296	623,226	46,783	—	3,493,952
Substandard	1,683,208	—	4,091,220	290,743	41,896	—	6,107,067
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$51,041,397	$14,813,726	$146,187,886	$71,836,041	$4,480,491	$32,443,132	$320,802,673

The following tables include an aging analysis of the recorded investment in loans segregated by class.

March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$11,000	$19,681	$—	$30,681	$42,170,505	$42,201,186	$—
Commercial Real Estate Construction	—	—	—	—	10,373,102	10,373,102	—
Commercial Real Estate Other	900,000	—	921,580	1,821,580	154,555,847	156,377,427	—
Consumer Real Estate	—	—	—	—	81,231,579	81,231,579	—
Consumer Other	5,092	14,580	—	19,672	4,143,549	4,163,221	—
Paycheck Protection Program	—	—	—	—	27,936,714	27,936,714	—
Total	$916,092	$34,261	$921,580	$1,871,933	$320,411,296	$322,283,229	$—

December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$144,999	$27,855	$—	$172,854	$50,868,543	$51,041,397	$—
Commercial Real Estate Construction	—	—	—	—	14,813,726	14,813,726	—
Commercial Real Estate Other	61,597	—	923,828	985,425	145,202,461	146,187,886	—
Consumer Real Estate	—	—	40,893	40,893	71,795,148	71,836,041	—
Consumer Other	—	—	—	—	4,480,491	4,480,491	—
Paycheck Protection Program	—	—	—	—	32,443,132	32,443,132	—
Total	$206,596	$27,855	$964,721	$1,199,172	$319,603,501	$320,802,673	$—

There were no loans over 90 days past due and still accruing as of March 31, 2021 and December 31, 2020.

The following table summarizes the balances of non-accrual loans.

	Loans Receivable on Non-Accrual
	March 31, 2021	December 31, 2020
Commercial	$178,975	$178,975
Commercial Real Estate Construction	—	—
Commercial Real Estate Other	921,580	923,828
Consumer Real Estate	—	40,893
Consumer Other	11,609	12,234
Paycheck Protection Program	—	—
Total	$1,112,164	$1,155,930

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by loan category for the three months ended March 31, 2021 and 2020. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

Three Months Ended March 31, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$1,029,310	$199,266	$1,909,121	$925,077	$122,920	$—	$4,185,694
Charge-offs	—	—	—	—	(8,152)	(6,479)	(14,631)
Recoveries	—	—	—	—	4,812	290	5,102
Provisions	(126,428)	(54,721)	168,648	127,083	(771)	6,189	120,000
Ending balance	$902,882	$144,545	$2,077,769	$1,052,160	$118,809	$—	$4,296,165

Three Months Ended March 31, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$1,429,917	$109,235	$1,270,445	$496,221	$697,940	$—	$4,003,758
Charge-offs	—	—	—	—	(39,592)	—	(39,592)
Recoveries	15,500	—	—	—	34,547	—	50,047
Provisions	(29,150)	13,834	(57,798)	65,779	7,335	—	—
Ending balance	$1,416,267	$123,069	$1,212,647	$562,000	$700,230	$—	$4,014,213

 The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans, for the periods indicated.

	March 31, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$338,237	$—	$—	$—	$41,735	$—	$379,972
Collectively evaluated for impairment	564,645	144,545	2,077,769	1,052,160	77,074	—	3,916,193
Total Allowance for Loan Losses	$902,882	$144,545	$2,077,769	$1,052,160	$118,809	$—	$4,296,165
Loans Receivable
Individually evaluated for impairment	$1,978,615	$—	$5,479,899	$249,758	$41,735	$—	$7,750,007
Collectively evaluated for impairment	40,222,571	10,373,102	150,897,528	80,981,821	4,121,486	27,936,714	314,533,222
Total Loans Receivable	$42,201,186	$10,373,102	$156,377,427	$81,231,579	$4,163,221	$27,936,714	$322,283,229

	December 31, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$357,657	$—	$36,747	$9,111	$41,896	$—	$445,411
Collectively evaluated for impairment	671,653	199,266	1,872,374	915,966	81,024	—	3,740,283
Total Allowance for Loan Losses	$1,029,310	$199,266	$1,909,121	$925,077	$122,920	$—	$4,185,694
Loans Receivable
Individually evaluated for impairment	$2,298,120	$—	$5,174,841	$290,743	$41,896	$—	$7,805,600
Collectively evaluated for impairment	48,743,277	14,813,726	141,013,045	71,545,298	4,438,595	32,443,132	312,997,073
Total Loans Receivable	$51,041,397	$14,813,726	$146,187,886	$71,836,041	$4,480,491	$32,443,132	$320,802,673

As of March 31, 2021 and December 31, 2020, loans individually evaluated and considered impaired are presented in the following table.

	Impaired Loans as of
	March 31, 2021			December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$1,511,021	$1,511,021	$—	$1,721,818	$1,721,818	$—
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	5,479,899	5,479,899	—	4,831,757	4,831,757	—
Consumer Real Estate	249,758	249,758	—	249,850	249,850	—
Consumer Other	—	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—
Total	7,240,678	7,240,678	—	6,803,425	6,803,425	—

With an allowance recorded:
Commercial	467,594	467,594	338,237	576,302	576,302	357,657
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	—	—	—	343,084	343,084	36,747
Consumer Real Estate	—	—	—	40,893	40,893	9,111
Consumer Other	41,735	41,735	41,735	41,896	41,896	41,896
Paycheck Protection Program	—	—	—	—	—	—
Total	509,329	509,329	379,972	1,002,175	1,002,175	445,411

Commercial	1,978,615	1,978,615	338,237	2,298,120	2,298,120	357,657
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	5,479,899	5,479,899	—	5,174,841	5,174,841	36,747
Consumer Real Estate	249,758	249,758	—	290,743	290,743	9,111
Consumer Other	41,735	41,735	41,735	41,896	41,896	41,896
Paycheck Protection Program	—	—	—	—	—	—
Total	$7,750,007	$7,750,007	$379,972	$7,805,600	$7,805,600	$445,411

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	Three Months Ended March 31,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,563,106	$25,815	$1,345,166	$20,499
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	5,482,702	49,760	2,093,392	16,136
Consumer Real Estate	249,833	3,491	879,753	3,580
Consumer Other	—	—	—	—
Paycheck Protection Program	—	—	—	—
	7,295,641	79,066	4,318,311	40,215

With an allowance recorded:
Commercial	472,422	7,519	707,965	7,147
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	—	—	246,884	—
Consumer Real Estate	—	—	—	—
Consumer Other	41,848	672	49,758	783
Paycheck Protection Program	—	—	—	—
	514,270	8,191	1,004,607	7,930
Total
Commercial	2,035,528	33,334	2,053,131	27,646
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	5,482,702	49,760	2,340,276	16,136
Consumer Real Estate	249,833	3,491	879,753	3,580
Consumer Other	41,848	672	49,758	783
Paycheck Protection Program	—	—	—	—
	$7,809,911	$87,257	$5,322,918	$48,145

In general, the modification or restructuring of a loan is considered a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of March 31, 2021, there were 12 TDRs with a balance of $5.3 million compared to 14 TDRs with a balance of $5.8 million as of December 31, 2020. These TDRs were granted extended payment terms with no principal reduction. The structure of two of the loans changed to interest only. All TDRs were performing as agreed as of March 31, 2021. No TDRs defaulted during the three months ended March 31, 2021 and 2020, which were modified within the previous twelve months.

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. The Bank processed approximately $0.7 million in principal deferments to 84 loans, with an aggregate loan balance of $25.9 million, during the year ended December 31, 2020. The principal deferments represent 0.24% of our total loan portfolio as of December 31, 2020. The Bank has examined the payment accommodations granted to borrowers in response to COVID-19 and classified 8 loans, with an aggregate loan balance of $3.9 million, that were granted payment accommodations as TDRs given the continued financial difficulty of the customer, associated industry risk, and multiple deferral requests. As of March 31, 2021, 6 loans remain classified as TDRs with an aggregate balance of $3.5 million. All other borrowers were current prior to relief, were not experiencing financial difficulty prior to COVID-19, and the Bank determined they were not considered TDRs. Additionally, of the 75 loans that received payment accommodations that are not classified as TDRs, 22 loans, with an aggregate loan balance of $5.1 million, have paid their loan in full, 7 loans, with an aggregate loan balance of $0.8 million, are past due less than 30 days, and 46 loans, with an aggregate loan balance of $21.6 million, have commenced paying as agreed as of March 31, 2021. There are no loans that received payment accommodation past due greater than 30 days. The Bank will continue to examine payment accommodations as requested by borrowers.

4.	LEASES

As of March 31, 2021 and December 31, 2020, the Company had operating right of use (“ROU”) assets of $12.6 million and $12.7 million, respectively, and operating lease liabilities of $12.6 million and $12.7 million, respectively. The Company maintains operating leases on land, branch facilities, and parking. Most of the leases include one or more options to renew, with renewal terms extending up to 20 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized in lease expense.

The weighted average remaining lease term is 17.31 years. The weighted average incremental borrowing rate is 4.35%.

The table below shows lease expense components for the three months ended March 31, 2021 and 2020.

	March 31, 2021	March 31, 2020
Operating lease expense	$301,537	$233,959
Short-term lease expense	—	—
Total lease expense	$301,537	$233,959

Total rental expense was $301,537 and $233,959 for the three months ended March 31, 2021 and 2020, respectively and was included in net occupancy expense within the consolidated statements of income.

As of March 31, 2021, and December 31, 2020, we did not maintain any finance leases, and we determined that the number and dollar amount of equipment leases was immaterial. As of March 31, 2021, and December 31, 2020, we have no additional operating leases that have not yet commenced.

5.	DISCLOSURE REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

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

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of March 31, 2021 and December 31, 2020.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$35,329,100	$—	$—	$35,329,100
Government-Sponsored Enterprises	—	95,291,360	—	95,291,360
Municipal Securities	—	10,078,081	1,968,876	12,046,957
Total	$35,329,100	$105,369,441	$1,968,876	$142,667,417

	December 31, 2020
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$20,410,550	$—	$—	$20,410,550
Government-Sponsored Enterprises	—	97,852,806	—	97,852,806
Municipal Securities	—	10,872,532	5,683,930	16,556,462
Total	$20,410,550	$108,725,338	$5,683,930	$134,819,818

There were no liabilities recorded at fair value on a recurring basis as of March 31, 2021 or December 31, 2020.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$5,683,930	$11,954,451
Total gains or (losses) (realized/unrealized)
Included in other comprehensive income	(78,054)	28,269
Purchases, issuances, and settlements net of maturities	(3,637,000)	(5,579,000)
Ending balance	$1,968,876	$6,403,720

There were no transfers between fair value levels during the three months ended March 31, 2021 or 2020.

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

The following tables present information about certain assets measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020.

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$5,729,657	$5,729,657
Mortgage loans to be sold	—	13,230,017	—	13,230,017
Total	$—	$13,230,017	$5,729,657	$18,959,674

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$5,419,726	$5,419,726
Mortgage loans to be sold	—	12,965,733	—	12,965,733
Total	$—	$12,965,733	$5,419,726	$18,385,459

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2021 or December 31, 2020.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2021 and December 31, 2020:

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

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of March 31, 2021 and December 31, 2020.

	Fair Value Measurements at March 31, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,211,365	$6,211,365	$6,211,365	$—	$—
Interest-bearing deposits at the Federal Reserve	53,223,741	53,223,741	53,223,741	—	—
Investment securities available for sale	142,667,417	142,667,417	35,329,100	105,369,441	1,968,876
Mortgage loans to be sold	13,230,017	13,230,017	—	13,230,017	—
Loans, net	317,987,064	309,683,584	—	—	309,683,584
Accrued interest receivable	1,375,181	1,375,181	—	1,375,181	—
Financial Liabilities:
Demand deposits	464,430,793	464,430,793	—	464,430,793	—
Time deposits	20,215,219	19,953,662	—	19,953,662	—
Accrued interest payable	19,088	19,088	—	19,088	—

	Fair Value Measurements at December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,977,896	$5,977,896	$5,977,896	$—	$—
Interest-bearing deposits at the Federal Reserve	42,348,085	42,348,085	42,348,085	—	—
Investment securities available for sale	134,819,818	134,819,818	20,410,550	108,725,338	5,683,930
Mortgage loans to be sold	12,965,733	12,965,733	—	12,965,733	—
Loans, net	316,616,979	308,721,680	—	—	308,721,680
Accrued interest receivable	1,595,629	1,595,629	—	1,595,629
Financial Liabilities:
Demand deposits	441,498,500	441,498,500	—	441,498,500	—
Time deposits	20,699,131	20,294,852	—	20,294,852	—
Accrued interest payable	20,707	20,707	—	20,707	—

6.	INCOME PER COMMON SHARE

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

The following table is a summary of the reconciliation of weighted average shares outstanding for the three months ended March 31:

	Three Months Ended March 31,
	2021	2020
Net income	$1,810,075	$1,521,131

Weighted average shares outstanding	5,521,707	5,530,256
Effect of dilutive shares	163,444	55,366
Weighted average shares outstanding - diluted	5,685,151	5,585,622

Earnings per share - basic	$0.33	$0.28
Earnings per share - diluted	$0.32	$0.27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the “Cautionary Statement Regarding Forward-Looking Statements” section of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC and the following:

●	Risk from changes in economic, monetary policy, and industry conditions
●	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources
●	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation
●	Risk inherent in making loans including repayment risks and changes in the value of collateral
●	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans
●	Level, composition, and re-pricing characteristics of the securities portfolio
●	Deposit growth, change in the mix or type of deposit products and services
●	Continued availability of senior management and ability to attract and retain key personnel
●	Technological changes
● ●	Ability to control expenses Ability to compete in our industry and competitive pressures among depository and other financial institutions
●	Changes in compensation
●	Risks associated with income taxes including potential for adverse adjustments
●	Changes in accounting policies and practices
●	Changes in regulatory actions, including the potential for adverse adjustments
●	Recently enacted or proposed legislation and changes in political conditions
●	Reputational risk
● ● ●	Pandemic risk, including COVID-19, and related quarantine and/or stay-at home policies and restrictions Impact of COVID-19 on the collectability of loans Changes in legislation as related to PPP loans
●	Credit risks, determination of deficiency, or complete loss if SBA denies PPP loans

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $554.1 million in assets as of March 31, 2021. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full-service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identify significant factors that have affected our financial position and operating results as of and for the periods ending March 31, 2021 and December 31, 2020, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared COVID-19 a pandemic. Due to orders issued by the governor of South Carolina and in an abundance of caution for the health of our customers and employees, on March 23, 2020 the Bank closed lobbies to all 5 offices but remained fully operational.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the program, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for payroll and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and as long as the borrower submits its loan forgiveness application within ten months of completion of the covered period, the borrower is not required to make any payments until the forgiveness amount is remitted to the lender by the SBA. The Bank received a processing fee ranging from 1% to 5% based on the size of the loan from the SBA. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/ HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. The Bank provided $37.8 million in funding to 266 customers through the first round of PPP as of March 31, 2021. Because these loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve.

Borrowers must submit a forgiveness application within ten months of the completion of the covered period. Once the borrower has submitted the application, the Bank has 60 days to review, issue a lender decision, and submit the decision and application to the SBA. Once the application is submitted, the SBA has 90 days to review and remit the appropriate forgiveness amount to the Bank plus any interest accrued through the date of payment. The SBA began accepting PPP Forgiveness Applications on August 10, 2020. As of March 31, 2021, the Bank received 215 PPP forgiveness applications, in the amount of $34.3 million in principal, and submitted 209 applications and decisions to the SBA, in the amount of $26.6 million in principal. Of the 209 PPP submissions, 200 loans, in the amount of $25.2 million, were forgiven as of March 31, 2021. Upon forgiveness the Bank will recognize the deferred fee income in accordance with ASC 310-20. The Bank received processing fees of $1.4 million related to the first round of PPP. The Bank recognized $0.6 million during the year ended December 31, 2020. The Bank recognized $0.6 million during the three months ended March 31, 2021.

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2020, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. The Bank processed approximately $0.8 million in principal deferments to 84 loans, with an aggregate loan balance of $29.7 million, during year ended December 31, 2020. The principal deferments represent 0.24% of our total loan portfolio as of December 31, 2020. In accordance with the FDIC guidance, borrowers who were current prior to becoming affected by COVID-19, that received payment accommodations as a result of the pandemic, generally should not be reported as past due. There were no interest deferments granted and all loans given payment accommodations are still paying interest. The Bank has examined the payment accommodations granted to borrowers in response to COVID-19 and classified 8 loans, with an aggregate loan balance of $3.9 million, that were granted payment accommodations as TDRs given the continued financial difficulty of the customer, associated industry risk, and multiple deferral requests. All other borrowers were current prior to relief, were not experiencing financial difficulty prior to COVID-19, and the Bank. As of March 31, 2021, 6 loans remain classified as TDRs with an aggregate balance of $3.5 million. Additionally, of the 75 loans that received payment accommodations that are not classified as TDRs, 22 loans, with an aggregate loan balance of $5.1 million, have paid their loan in full, 7 loans, with an aggregate loan balance of $0.8 million, are past due less than 30 days, and 46 loans, with an aggregate loan balance of $21.6 million, have commenced paying as agreed as of March 31, 2021. There are no loans that received payment accommodation past due greater than 30 days. The Bank will continue to examine payment accommodations as requested by our borrowers. The Bank will continue to examine payment accommodations as requested by our borrowers.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (“Economic Aid Act”) was enacted, which reauthorized lending under the PPP program through March 31, 2021, with an additional $325 billion. On March 31, 2021, the PPP Extension Act of 2021 was signed into law, which formally changed the PPP application deadline from March 31, 2021 to May 31, 2021. Under the Economic Aid Act, the SBA will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for payroll and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of five years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and as long as the borrower submits its loan forgiveness application within ten months of completion of the covered period, the borrower is not required to make any payments until the forgiveness amount is remitted to the lender by the SBA. The Bank will receive a processing fee based on the size of the loan from the SBA, and a tiered structure. For loans up to $50,000 in principal, the lender processing fee will be the lesser of 50% of the principal amount or $2,500. For loans between $50,000 and $350,000 in principal, the lender processing fee will be 5% of the principal amount. For loans $350,000 and above, the lender processing fee will be 3% of the principal amount. For loans of at least $2.0 million, the lender processing fee will be 1% of the principal amount. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20. As of March 31, 2021, the Bank received 193 applications with a total loan amount of $16.1 million. Of those 193 applications, the SBA approved 184 applications in the aggregate amount of $15.7 million. The Bank funded 176 loans in the aggregate amount of $15.5 million. The Bank received $0.8 million in processing fees related to the second round of PPP. During the three months ended March 31, 2021, the Bank recognized $0.6 million in PPP processing fees for the first and second round of PPP.

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

The table below shows the total loans receivable for these segments as a percentage of total gross loans as of March 31, 2021.

	March 31, 2021
	Amount	Percent
Retail and/or Service	$1,514,473	0.47%
Food and Beverage	1,148,218	0.36%
Short Term Rental	8,598,889	2.67%
	$11,261,580	3.50%

These loans have been temporarily downgraded to our "Watch" category, the Bank is continuing to monitor the effects of COVID-19 on these segments of our loan portfolio. During the second quarter of 2020, the Bank granted payment accommodations of approximately $0.1 million to loans with an aggregate balance of $6.0 million, or 33.59% of the loan portfolio segment, of these loans. As of March 31, 2021, the loans in these segments that received payment accommodations are paying as agreed.

Effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses. However, it is difficult to assess or predict how, and to what extent, COVID-19 will affect the Bank in the future.

Critical Accounting Policies

Our critical accounting policies, which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of March 31, 2021, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents increased 22.99% or $11.1 million to $59.4 million as of March 31, 2021, from $48.3 million as of December 31, 2020. The increase in total cash and cash equivalents is due to an increase in deposits of $22.4 million offset by purchases of investment securities available for sale.

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

As of March 31, 2021, our available for sale investment portfolio included U.S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $142.7 million and an amortized cost of $143.5 million for a net unrealized gain of approximately $0.8 million. As of March 31, 2021, and December 31, 2020, our investment securities portfolio represented approximately 25.75% and loss of our total assets, respectively. The average yield on our investment securities was 1.49% and 1.59% at March 31, 2021 and December 31, 2020, respectively.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans are to borrowers located in our market area of Charleston, Dorchester and Berkeley counties of South Carolina.

Net loans increased $1.4 million, or 0.43%, to $318.0 million as of March 31, 2021 from $316.6 million as of December 31, 2020. The increase is primarily related to the growth in Commercial Real Estate Other and Consumer Real Estate offset by a decrease in PPP and Commercial loans.

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

The following table is a summary of our loan portfolio composition (net of deferred fees and costs of $830,945 at March 31, 2021 and $676,155 at December 31, 2020, respectively) and the corresponding percentage of total loans as of the dates indicated.

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent

Commercial	$42,201,186	13.09%	$51,041,397	15.91%
Commercial Real Estate Construction	10,373,102	3.22%	14,813,726	4.62%
Commercial Real Estate Other	156,377,427	48.52%	146,187,886	45.57%
Consumer Real Estate	81,231,579	25.21%	71,836,041	22.39%
Consumer Other	4,163,221	1.29%	4,480,491	1.40%
Payroll Protection Program	27,936,714	8.67%	32,443,132	10.11%
Total loans	322,283,229	100.00%	320,802,673	100.00%
Allowance for loan losses	(4,296,165)		(4,185,694)
Total loans, net	$317,987,064		$316,616,979

The increase in the deferred fees is directly associated with the processing fees the Bank received from the SBA for the PPP loans. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20.

Nonperforming Assets

Nonperforming Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. As of March 31, 2021, there were no loans 90 days past due still accruing interest.

The following table is a summary of our Nonperforming Assets:

	March 31, 2021	December 31, 2020
Commercial	$178,975	$178,975
Commercial Real Estate Other	921,580	923,828
Consumer Real Estate	—	40,893
Consumer Other	11,609	12,234
Total nonaccruing loans	1,112,164	1,155,930
Total nonperforming assets	$1,112,164	$1,155,930

On March 18, 2020, in recognition of the difficulties of COVID-19, the Chief Justice of South Carolina declared a statewide moratorium on evictions and foreclosures until directed by subsequent order of the Chief Justice. The South Carolina Supreme Court lifted its moratorium effective May 15, 2020. On August 8, 2020, the President of the United States of America issued an executive order that allows the Secretary of Housing and Urban Development to take action, as appropriate and consistent with applicable law, to promote the ability of renters and homeowners to avoid foreclosure and eviction resulting from financial hardships related to COVID-19. On August 27, 2020, the Federal Housing Finance Authority and Department of Housing and Urban Development announced it would extend its foreclosure and eviction moratorium through the end of 2020, benefiting homeowners who have mortgages guaranteed by Fannie Mae and Freddie Mac. On March 29, 2021, the federal eviction moratorium was extended again through June 30, 2021.

Allowance for Loan Losses

The allowance for loan losses was $4.3 million as of March 31, 2021 and $4.2 million as of December 31, 2020, or 1.46% and 1.45% of outstanding loans, net of PPP loans, for each respective period. Because PPP loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve. At March 31, 2021 and December 31, 2020, the allowance for loan losses represented 386.29% and 362.11% of the total amount of nonperforming loans, respectively. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses at March 31, 2021 is adequate.

At March 31, 2021, impaired loans totaled $7.8 million, for which $0.5 million of these loans had a reserve of approximately $0.4 million allocated in the allowance for loan losses. Included in impaired loans, the Bank classified 8 loans, with an aggregate loan balance of $3.9 million, that were granted payment accommodations as TDRs given the continued financial difficulty of the customer, associated industry risk, and multiple deferral requests. Comparatively, impaired loans totaled $7.8 million as of December 31, 2020, and $1.0 million of these loans had a reserve of approximately $0.4 million allocated in the allowance for loan losses.

During the three months ended March 31, 2021, we recorded $14,631 in charge-offs and $5,102 of recoveries on loans previously charged-off, for net charge-offs of $9,529.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest-bearing deposits provided funding for 56.60% of average earning assets for the three months ended March 31, 2021, and 59.04% for the three months ended March 31, 2020. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Deposits
Non-interest bearing demand	$189,574,996	39.12%	$169,170,751	36.60%
Interest bearing demand	143,753,923	29.66%	140,602,723	30.42%
Money market accounts	81,912,767	16.90%	84,681,783	18.32%
Time deposits over $250,000	5,046,943	1.04%	4,493,189	0.97%
Other time deposits	15,168,276	3.13%	16,205,942	3.51%
Other savings deposits	49,189,107	10.15%	47,043,243	10.18%
Total deposits	$484,646,012	100.00%	$462,197,631	100.00%

Deposits increased 4.90% or $22.4 million from December 31, 2020 to March 31, 2021 due to a combination of various government stimulus programs and decreased consumer spending.

At March 31, 2021 and December 31, 2020, deposits with an aggregate deficit balance of $11,743 and $100,304, respectively, were re-classified as other loans.

Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020

Net income increased $0.3 million or 19.00% to $1.8 million, or basic and diluted earnings per share of $0.33 and $0.32, respectively, for the three months ended March 31, 2021, from $1.5 million, or basic and diluted earnings per share of $0.28 and $0.27, respectively, for the three months ended March 31, 2020. Our annualized returns on average assets and average equity for the three months ended March 31, 2021 were 1.37% and 13.26%, respectively, compared with 1.38% and 11.70%, respectively, for the three months ended March 31, 2020.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest-bearing assets. Net interest income increased $0.4 million or 9.01% to $4.6 million for the three months ended March 31, 2021 from $4.2 million for the three months ended March 31, 2020. This increase was primarily due to PPP processing fees. Interest and fee income on loans increased $0.4 million for the three months ended March 31, 2021 to $4.1 million from $3.7 million for the three months ended March 31, 2020. Average loans increased $52.8 million or 19.02% to $330.9 million for the three months ended March 31, 2021, compared to $278.1 million for the three months ended March 31, 2020. The yield on average loans (including fees) was 5.52% and 5.63% for the three months ended March 31, 2021 and March 31, 2020, respectively.

The average balance of interest bearing deposits at the Federal Reserve increased $2.7 million or 5.91% to $47.5 million for the three months ended March 31, 2021, with a yield of 0.10% as compared to $44.8 million for the three months ended March 31, 2020, with a yield of 1.29%. The increase in the average balance of interest-bearing deposits is due to an increase in deposits of $22.4 million offset by purchases of investment securities available for sale.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of our allowance for loan losses. For the three months ended March 31, 2021, we recognized a $120,000 provision of loan losses compared to no provision for the same period in the prior year. The increase in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income increased $0.3 million or 49.76 % to $0.9 million for the three months ended March 31, 2021, from $0.6 million for the three months ended March 31, 2020. This increase was primarily due to improved mortgage banking activity. Rates have remained consistently low, fueling demand for refinancing and new home purchases. Accordingly, mortgage banking income increased $0.3 million or 86.63% from $0.3 million for the three months ended March 31, 2020 to $0.6 million for the three months ended March 31, 2021.

Non-Interest Expense

Non-interest expense increased $0.1 million or 6.10% to $3.0 million for the three months ended March 31, 2021 from $2.9 million for the three months ended March 31, 2020. This increase was related to an increase in net occupancy expense.

Income Tax Expense

We incurred income tax expense of $0.6 million for the three months ended March 31, 2021 as compared to $0.5 million during the same period in 2020. Our effective tax rate was 23.81% and 23.12% for the three months ended March 31, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $127.0 million and $122.8 million at March 31, 2021 and December 31, 2020, respectively.

Standby letters of credit represent our obligation to a third-party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2021 and December 31, 2020 was $0.9 million and $0.8 million, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments on mortgage loans held for sale totaling $13.2 million and $13.0 million at March 31, 2021 and December 31, 2020, respectively. The fair value of these commitments was not significant at March 31, 2021 or December 31, 2020. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $48.0 million at March 31, 2021 and $57.2 million at December 31, 2020. For the three months ended March 31, 2021 and March 31, 2020, there were no loans repurchased.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, interest-bearing deposits in other banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 38.86% and 36.83% of total assets at March 31, 2021 and December 31, 2020, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At March 31, 2021, we had unused short-term lines of credit totaling approximately $24.0 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and sale of mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At March 31, 2021, we could borrow up to $72.0 million. There have been no borrowings under this arrangement.

During the second quarter of 2020, we established an agreement with the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”). Under this facility, the Bank can borrow from this arrangement on a non-recourse basis, using PPP loans as collateral. There have been no loans pledged and borrowings under this arrangement.

Our core deposits consist of non-interest-bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At March 31, 2021 and December 31, 2020, our liquidity ratio was 41.32% and 38.63%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.0 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase stock. Total shareholders’ equity as of March 31, 2021 was $53.0 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On March 26, 2020, the Board of Directors of the Company approved a stock repurchase of up to $1.0 million through March 2021. This plan expired in March 2021.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

On November 4, 2019, the federal banking agencies jointly issued a final rule on an optional, simplified measure of capital adequacy for qualifying community banking organizations called the community bank leverage ratio (“CBLR”) framework effective on January 1, 2020. A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. Additionally, the qualifying community banking institution must be a non-advanced approaches FDIC supervised institution. The final rule adopts Tier 1 capital and existing leverage ratio into the CBLR framework. The Bank adopted this rule as of March 31, 2021 and will no longer be subject to other capital and leverage requirements. A bank meeting CBLR qualifying criteria is deemed to have met the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule. The Bank’s CBLR as of March 31, 2021 and December 31, 2020, was 10.18% and 10.19%, respectively. As of March 31, 2021, the Company and the Bank were categorized as “well capitalized.”

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of March 31, 2021 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2021, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. Based on this assessment, management believes that as of March 31, 2021, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchases of its common stock during the first quarter of 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 – March 31, 2021	—	$—	—	$601,132
Total	—	$—	25,067	$601,132

(1) On March 26, 2020, the Company adopted a $1.0 million stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.

			Page

	(1)	Consolidated Balance Sheets	3
	(2)	Consolidated Statements of Income	4
	(3)	Consolidated Statements of Comprehensive Income	5
	(4)	Consolidated Statements of Shareholders’ Equity	6
	(5)	Consolidated Statements of Cash Flows	7
	(6)	Notes to Consolidated Financial Statements	8-21

Exhibits
2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on September 23, 2011)
4.0	2020 Proxy Statement (Filed with 2019 10-K)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with September 30, 2013 10-Q)
10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
Employee Stock Ownership Plan, Restated (Filed with 2016 10-K
10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)
10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.12	Extension to Lease Agreement for 256 Meeting Street (Filed with September 30, 2017 10-Q)
10.13	North Charleston Lease Agreement (Filed with September 30, 2017 10-Q)
10.14	Sublease Amendment for Parking Facilities at 256 Meeting Street (Filed with September 30, 2017 10-Q)
10.15	2020 Stock Incentive Plan (Filed with 2020 Proxy Statement)
10.16	2021 Stock Incentive Plan for Independent Directors (filed with 2021 Proxy Statement)

14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of South Carolina Corporation

May 4, 2021
	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President