Form 10-Q
period 2021-06-30
BANK OF SOUTH CAROLINA CORP
filed 2021-08-03
CIK 1007273

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of July 15, 2021, there were 5,535,209 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$7,236,583	$5,977,896
Interest-bearing deposits at the Federal Reserve	71,409,091	42,348,085
Investment securities available for sale	163,040,171	134,819,818
Mortgage loans to be sold	11,269,562	12,965,733
Loans	313,171,570	320,802,673
Less: Allowance for loan losses	(4,306,303)	(4,185,694)
Net loans	308,865,267	316,616,979
Premises, equipment and leasehold improvements, net	3,886,961	4,053,533
Right of use asset	12,480,162	12,730,151
Accrued interest receivable	1,465,539	1,595,629
Other assets	2,262,051	1,386,775

Total assets	$581,915,387	$532,494,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$191,493,479	$169,170,751
Interest bearing demand	158,092,095	140,602,723
Money market accounts	92,645,922	84,681,783
Time deposits over $250,000	4,461,718	4,493,189
Other time deposits	14,687,511	16,205,942
Other savings deposits	51,480,996	47,043,243
Total deposits	512,861,721	462,197,631

Accrued interest payable and other liabilities	2,110,343	2,586,461
Lease liability	12,480,162	12,730,151
Total liabilities	527,452,226	477,514,243

Shareholders’ equity
Common stock - no par 12,000,000 shares authorized; Issued 5,833,973 shares at June 30, 2021 and 5,818,935 shares at December 31, 2020. Shares outstanding 5,533,999 and 5,520,469 at June 30, 2021 and December 31, 2020, respectively.	—	—
Additional paid in capital	47,600,598	47,404,869
Retained earnings	9,739,851	8,693,519
Treasury stock: 299,974 and 298,466 shares at June 30, 2021 and December 31, 2020, respectively.	(2,817,392)	(2,787,898)
Accumulated other comprehensive loss, net of income taxes	(59,896)	1,669,866
Total shareholders’ equity	54,463,161	54,980,356

Total liabilities and shareholders’ equity	$581,915,387	$532,494,599

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2021	2020
Interest and fee income
Loans, including fees	$3,801,459	$3,721,184
Taxable securities	484,721	382,993
Tax-exempt securities	62,748	82,783
Other	14,982	16,251
Total interest and fee income	4,363,910	4,203,211

Interest expense
Deposits	42,317	76,005
Total interest expense	42,317	76,005

Net interest income	4,321,593	4,127,206
Provision for loan losses	—	—
Net interest income after provision for loan losses	4,321,593	4,127,206

Other income
Service charges and fees	304,539	250,337
Mortgage banking income	635,351	446,119
Other non-interest income	7,061	7,166
Total other income	946,951	703,622

Other expense
Salaries and employee benefits	1,853,918	1,812,832
Net occupancy expense	615,637	554,534
Other operating expenses	302,182	204,241
Professional fees	151,171	129,958
Data processing fees	161,688	168,658
Total other expense	3,084,596	2,870,223

Income before income tax expense	2,183,948	1,960,605
Income tax expense	515,264	459,582

Net income	$1,668,684	$1,501,023

Weighted average shares outstanding
Basic	5,528,835	5,529,632
Diluted	5,686,026	5,714,121

Basic income per common share	$0.30	$0.27
Diluted income per common share	$0.29	$0.26

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020
Interest and fee income
Loans, including fees	$7,907,630	$7,392,166
Taxable securities	938,178	746,432
Tax-exempt securities	132,354	207,408
Other	26,863	158,631
Total interest and fee income	9,005,025	8,504,637

Interest expense
Deposits	96,841	170,077
Total interest expense	96,841	170,077

Net interest income	8,908,184	8,334,560
Provision for loan losses	120,000	—
Net interest income after provision for loan losses	8,788,184	8,334,560

Other income
Service charges and fees	592,763	525,927
Mortgage banking income	1,281,246	792,202
Other non-interest income	12,856	13,124
Total other income	1,886,865	1,331,253

Other expense
Salaries and employee benefits	3,652,924	3,584,613
Net occupancy expense	1,227,905	1,079,841
Other operating expenses	582,596	443,364
Professional fees	327,764	290,834
Data processing fees	324,122	328,042
Total other expense	6,115,311	5,726,694

Income before income tax expense	4,559,738	3,939,119
Income tax expense	1,080,979	916,915

Net income	$3,478,759	$3,022,204

Weighted average shares outstanding
Basic	5,525,291	5,529,944
Diluted	5,690,024	5,708,718

Basic income per common share	$0.63	$0.55
Diluted income per common share	$0.61	$0.53

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2021	2020
Net income	$1,668,684	$1,501,023
Other comprehensive income
Unrealized gain on securities arising during the period	777,487	1,228,734
Other comprehensive income before tax	777,487	1,228,734
Income tax effect related to items of other comprehensive income before tax	(163,272)	(258,036)
Other comprehensive income after tax	614,215	970,698
Total comprehensive income	$2,282,899	$2,471,721

	Six Months Ended
	June 30,
	2021	2020
Net income	$3,478,759	$3,022,204
Other comprehensive (loss) income
Unrealized (loss) gain on securities arising during the period	(2,189,572)	1,989,463
Other comprehensive income before tax	(2,189,572)	1,989,463
Income tax effect related to items of other comprehensive loss (income) before tax	459,810	(417,799)
Other comprehensive (loss) income after tax	(1,729,762)	1,571,664
Total comprehensive income	$1,748,997	$4,593,868

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED June 30, 2021 AND 2020

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2020	5,520,469	$47,404,869	$8,693,519	$(2,787,898)	$1,669,866	$54,980,356
Net income	—	—	1,810,075	—	—	1,810,075
Other comprehensive loss	—	—	—	—	(2,343,977)	(2,343,977)
Stock option exercises, net of surrenders	4,147	39,589	—	(8,344)	—	31,245
Stock-based compensation expense	—	22,997	—	—	—	22,997
Cash dividends ($0.27 per common share)	—	—	(1,491,646)	—	—	(1,491,646)
March 31, 2021	5,524,616	$47,467,455	$9,011,948	$(2,796,242)	$(674,111)	$53,009,050

Net income	—	—	1,668,684	—	—	1,668,684
Other comprehensive income	—	—	—	—	614,215	614,215
Stock option exercises, net of surrenders	9,383	103,495	—	(21,150)	—	82,345
Stock-based compensation expense	—	29,648	—	—	—	29,648
Cash dividends ($0.17 per common share)	—	—	(940,781)	—	—	(940,781)
June 30, 2021	5,533,999	$47,600,598	$9,739,851	$(2,817,392)	$(59,896)	$54,463,161

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2019	5,530,001	$47,131,034	$5,879,409	$(2,325,225)	$482,814	$51,168,032
Net income	—	—	1,521,131	—	—	1,521,131
Other comprehensive income	—	—	—	—	601,016	601,016
Stock option exercises, net of surrenders	362	4,489	—	—	—	4,489
Stock-based compensation expense	—	16,418	—	—	—	16,418
Cash dividends ($0.16 per common share)	—	—	(884,859)	—	—	(884,859)
March 31, 2020	5,530,363	$47,151,941	$6,515,681	$(2,325,225)	$1,083,830	$52,426,227

Net income	—	—	1,501,023	—	—	1,501,023
Other comprehensive income	—	—	—	—	970,698	970,698
Stock option exercises, net of surrenders	9,619	108,757	—	(41,697)	—	67,060
Stock-based compensation expense	—	29,305	—	—	—	29,305
Repurchase of common shares	(9,300)	—	—	(148,550)	—	(148,550)
Cash dividends ($0.16 per common share)	—	—	(884,908)	—	—	(884,908)
June 30, 2020	5,530,682	$47,290,003	$7,131,796	$(2,515,472)	$2,054,528	$53,960,855

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$3,478,759	$3,022,204
Adjustments to reconcile net income net cash provided by (used in) operating activities:
Depreciation expense	212,726	210,774
Provision for loan losses	120,000	—
Stock-based compensation expense	52,645	45,723
Deferred income taxes and other assets	(415,466)	(487,188)
Net amortization of unearned discounts on investment securities available for sale	224,055	94,805
Origination of mortgage loans held for sale	(100,459,770)	(69,441,770)
Proceeds from sale of mortgage loans held for sale	102,155,941	62,879,980
Decrease (increase) in accrued interest receivable	130,090	(22,806)
(Decrease) increase in accrued interest payable and other liabilities	(478,419)	548,019
Net cash provided by (used in) operating activities	5,020,561	(3,150,259)

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	10,482,000	10,088,000
Purchase of investment securities available for sale	(41,115,980)	(16,650,000)
Net decrease (increase) in loans	7,631,712	(35,727,873)
Purchase of premises, equipment, and leasehold improvements, net	(46,154)	(81,720)
Net cash used in investing activities	(23,048,422)	(42,371,593)

Cash flows from financing activities:
Net increase in deposit accounts	50,664,090	94,505,522
Dividends paid	(2,430,126)	(1,769,658)
Stock options exercised, net of surrenders	113,590	71,549
Share repurchases	—	(148,550)
Net cash provided by financing activities	48,347,554	92,658,863
Net increase in cash and cash equivalents	30,319,693	47,137,011
Cash and cash equivalents at the beginning of the period	48,325,981	49,094,419
Cash and cash equivalents at the end of the period	$78,645,674	$96,231,430

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$99,714	$207,880
Income taxes	$1,810,000	$—

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$1,729,762	$(1,571,714)
Change in dividends payable	$2,301	$109
Change in right of use assets and lease liabilities	$(249,989)	$(237,443)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which provides guidance to simply accounting for income taxes by removing specific technical exceptions that can produce information investors do not understand. The amendments improve and simplify the application of GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The amendment became effective January 1, 2021 and did not have a material effect on the financial statements.

In January 2020, the FASB issued guidance to address accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The amendment became effective January 1, 2021 and did not have a material effect on the financial statements.

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

2.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$50,661,939	$208,023	$(163,342)	$50,706,620
Government-Sponsored Enterprises	91,489,058	830,034	(1,216,012)	91,103,080
Municipal Securities	20,964,991	348,278	(82,798)	21,230,471
Total	$163,115,988	$1,386,335	$(1,462,152)	$163,040,171

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$20,036,549	$374,001	$—	$20,410,550
Government-Sponsored Enterprises	96,614,182	1,398,884	(160,260)	97,852,806
Municipal Securities	16,055,332	501,130	—	16,556,462
Total	$132,706,063	$2,274,015	$(160,260)	$134,819,818

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2021 and December 31, 2020, by contractual maturity are in the following table.

	June 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$31,478,979	$31,681,691	$32,245,646	$32,622,890
Due in one year to five years	58,705,571	59,391,674	40,022,194	41,258,370
Due in five years to ten years	68,742,245	67,855,339	50,438,223	50,968,288
Due in ten years and over	4,189,193	4,111,467	10,000,000	9,970,270
Total	$163,115,988	$163,040,171	$132,706,063	$134,819,818

Securities pledged to secure deposits at both June 30, 2021 and December 31, 2020, had a fair value of $33.4 million and $42.4 million, respectively.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	June 30, 2021
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	6	$30,484,170	$(163,342)	—	$—	$—	6	$30,484,170	$(163,342)
Government-Sponsored Enterprises	7	50,188,540	(1,216,012)	—	—	—	7	50,188,540	(1,216,012)
Municipal Securities	7	3,828,573	(82,798)	—	—	—	7	3,828,573	(82,798)
Total	20	$84,501,283	$(1,462,152)	—	$—	$—	20	$84,501,283	$(1,462,152)

	December 31, 2020
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	—	$—	$—	—	$—	$—	—	$—	$—
Government-Sponsored Enterprises	4	29,839,740	(160,260)	—	—	—	4	29,839,740	(160,260)
Municipal Securities	—	—	—	—	—	—	—	—	—

Total	4	$29,839,740	$(160,260)	—	$—	$—	4	$29,839,740	$(160,260)

There were no sales of investment securities for the three and six months ended June 30, 2021 and 2020.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans (net of deferred loan fees of $842,852 at June 30, 2021 and $676,155 at December 31, 2020, respectively) are shown in the table below.:

	June 30, 2021	December 31, 2020
Commercial	$44,529,978	$51,041,397
Commercial real estate:
Construction	10,715,947	14,813,726
Other	158,898,149	146,187,886
Consumer:
Real estate	77,835,892	71,836,041
Other	4,235,489	4,480,491
Paycheck Protection Program	16,956,115	32,443,132
	313,171,570	320,802,673
Allowance for loan losses	(4,306,303)	(4,185,694)
Loans, net	$308,865,267	$316,616,979

We had $92.5 million and $76.0 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at June 30, 2021 and at December 31, 2020, respectively.

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

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (“Economic Aid Act”) was enacted, which reauthorized lending under the PPP program through March 31, 2021, with an additional $325.0 billion. On March 31, 2021, the PPP Extension Act of 2021 was signed into law, which formally changed the PPP application deadline from March 31, 2021 to May 31, 2021. Under the Economic Aid Act, the SBA will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for payroll and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of five years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and as long as the borrower submits its loan forgiveness application within ten months of completion of the covered period, the borrower is not required to make any payments until the forgiveness amount is remitted to the lender by the SBA. The Bank will receive a processing fee based on the size of the loan from the SBA, based on a tiered structure. For loans up to $50,000 in principal, the lender processing fee will be the lesser of 50% of the principal amount or $2,500. For loans between $50,000 and $350,000 in principal, the lender processing fee will be 5% of the principal amount. For loans $350,000 and above, the lender processing fee will be 3% of the principal amount. For loans of at least $2.0 million, the lender processing fee will be 1% of the principal amount. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20.

The Bank provided $37.8 million to 266 customers in the first round of PPP and $17.5 million to 214 customers in the second round of PPP. Because these loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve. The Bank received $2.4 million in processing fees related to the PPP program. During the three months ended June 30, 2021 and 2020, the Bank recognized $0.3 million and $0.2 million, respectively, in processing fees for the PPP program. During the six months ended June 30, 2021 and 2020, the Bank recognized $0.9 million and $0.2 million, respectively, in processing fees for the PPP program.

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

The following tables illustrate credit quality by class and internally assigned grades at June 30, 2021 and December 31, 2020. “Pass” includes loans internally graded as excellent, good and satisfactory.

June 30, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$41,928,145	$10,264,498	$148,589,336	$76,642,106	$3,922,541	$16,956,115	$298,302,741
Watch	694,276	451,449	5,112,721	321,321	229,128	—	6,808,895
OAEM	390,711	—	1,092,308	622,708	42,589	—	2,148,316
Substandard	1,516,846	—	4,103,784	249,757	41,231	—	5,911,618
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$44,529,978	$10,715,947	$158,898,149	$77,835,892	$4,235,489	$16,956,115	$313,171,570

December 31, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$44,903,134	$14,349,065	$125,111,378	$70,454,909	$4,171,858	$32,443,132	$291,433,476
Watch	3,415,408	464,661	15,200,992	467,163	219,954	—	19,768,178
OAEM	1,039,647	—	1,784,296	623,226	46,783	—	3,493,952
Substandard	1,683,208	—	4,091,220	290,743	41,896	—	6,107,067
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$51,041,397	$14,813,726	$146,187,886	$71,836,041	$4,480,491	$32,443,132	$320,802,673

The following tables include an aging analysis of the recorded investment in loans segregated by class.

June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$447,596	$—	$—	$447,596	$44,082,382	$44,529,978	$—
Commercial Real Estate Construction	—	—	—	—	10,715,947	10,715,947	—
Commercial Real Estate Other	37,085	60,243	638,834	736,162	158,161,987	158,898,149	—
Consumer Real Estate	—	—	—	—	77,835,892	77,835,892	—
Consumer Other	1,937	—	—	1,937	4,233,552	4,235,489	—
Paycheck Protection Program	—	—	—	—	16,956,115	16,956,115	—
Total	$486,618	$60,243	$638,834	$1,185,695	$311,985,875	$313,171,570	$—

December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$144,999	$27,855	$—	$172,854	$50,868,543	$51,041,397	$—
Commercial Real Estate Construction	—	—	—	—	14,813,726	14,813,726	—
Commercial Real Estate Other	61,597	—	923,828	985,425	145,202,461	146,187,886	—
Consumer Real Estate	—	—	40,893	40,893	71,795,148	71,836,041	—
Consumer Other	—	—	—	—	4,480,491	4,480,491	—
Paycheck Protection Program	—	—	—	—	32,443,132	32,443,132	—
Total	$206,596	$27,855	$964,721	$1,199,172	$319,603,501	$320,802,673	$—

There were no loans over 90 days past due and still accruing as of June 30, 2021 and December 31, 2020.

The following table summarizes the balances of non-accrual loans.

	Loans Receivable on Non-Accrual
	June 30, 2021	December 31, 2020
Commercial	$178,975	$178,975
Commercial Real Estate Construction	—	—
Commercial Real Estate Other	918,918	923,828
Consumer Real Estate	—	40,893
Consumer Other	10,978	12,234
Paycheck Protection Program	—	—
Total	$1,108,871	$1,155,930

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by loan category for the three and six months ended June 30, 2021 and 2020. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

Three Months Ended June 30, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$902,882	$144,545	$2,077,769	$1,052,160	$118,809	$—	$4,296,165
Charge-offs	—	—	—	—	(3,288)	(1,786)	(5,074)
Recoveries	10,584	—	—	—	4,628	—	15,212
Provisions	(111,918)	9,731	128,446	(26,654)	(1,391)	1,786	—
Ending balance	$801,548	$154,276	$2,206,215	$1,025,506	$118,758	$—	$4,306,303

Six Months Ended June 30, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$1,029,310	$199,266	$1,909,121	$925,077	$122,920	$—	$4,185,694
Charge-offs	—	—	—	—	(11,440)	(7,976)	(19,416)
Recoveries	10,584	—	—	—	9,441	—	20,025
Provisions	(238,346)	(44,990)	297,094	100,429	(2,163)	7,976	120,000
Ending balance	$801,548	$154,276	$2,206,215	$1,025,506	$118,758	$—	$4,306,303

Three Months Ended June 30, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$1,416,267	$123,069	$1,212,647	$562,000	$700,230	$—	$4,014,213
Charge-offs	—	—	—	—	(76,410)	—	(76,410)
Recoveries	71,511	—	99,801	—	1,515	—	172,827
Provisions	(469,228)	27,738	164,571	321,300	(44,381)	—	—
Ending balance	$1,018,550	$150,807	$1,477,019	$883,300	$580,954	$—	$4,110,630

Six Months Ended June 30, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$1,429,917	$109,235	$1,270,445	$496,221	$697,940	$—	$4,003,758
Charge-offs	—	—	—	—	(116,002)	—	(116,002)
Recoveries	87,011	—	99,801	—	36,062	—	222,874
Provisions	(498,378)	41,572	106,773	387,079	(37,046)	—	—
Ending balance	$1,018,550	$150,807	$1,477,019	$883,300	$580,954	$—	$4,110,630

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans, for the periods indicated.

	June 30, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$178,975	$—	$—	$—	$41,231	$—	$220,206
Collectively evaluated for impairment	622,573	154,276	2,206,215	1,025,506	77,527	—	4,086,097
Total Allowance for Loan Losses	$801,548	$154,276	$2,206,215	$1,025,506	$118,758	$—	$4,306,303
Loans Receivable
Individually evaluated for impairment	$1,516,845	$—	$4,103,784	$249,758	$41,231	$—	$5,911,618
Collectively evaluated for impairment	43,013,133	10,715,947	154,794,365	77,586,134	4,194,258	16,956,115	307,259,952
Total Loans Receivable	$44,529,978	$10,715,947	$158,898,149	$77,835,892	$4,235,489	$16,956,115	$313,171,570

	December 31, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$357,657	$—	$36,747	$9,111	$41,896	$—	$445,411
Collectively evaluated for impairment	671,653	199,266	1,872,374	915,966	81,024	—	3,740,283
Total Allowance for Loan Losses	$1,029,310	$199,266	$1,909,121	$925,077	$122,920	$—	$4,185,694
Loans Receivable
Individually evaluated for impairment	$2,298,120	$—	$5,174,841	$290,743	$41,896	$—	$7,805,600
Collectively evaluated for impairment	48,743,277	14,813,726	141,013,045	71,545,298	4,438,595	32,443,132	312,997,073
Total Loans Receivable	$51,041,397	$14,813,726	$146,187,886	$71,836,041	$4,480,491	$32,443,132	$320,802,673

As of June 30, 2021 and December 31, 2020, loans individually evaluated and considered impaired are presented in the following table.

	Impaired Loans as of
	June 30, 2021			December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$1,337,870	$1,337,870	$—	$1,721,818	$1,721,818	$—
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	4,103,784	4,103,784	—	4,831,757	4,831,757	—
Consumer Real Estate	249,758	249,758	—	249,850	249,850	—
Consumer Other	—	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—
Total	5,691,412	5,691,412	—	6,803,425	6,803,425	—

With an allowance recorded:
Commercial	178,975	178,975	178,975	576,302	576,302	357,657
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	—	—	—	343,084	343,084	36,747
Consumer Real Estate	—	—	—	40,893	40,893	9,111
Consumer Other	41,231	41,231	41,231	41,896	41,896	41,896
Paycheck Protection Program	—	—	—	—	—	—
Total	220,206	220,206	220,206	1,002,175	1,002,175	445,411

Commercial	1,516,845	1,516,845	178,975	2,298,120	2,298,120	357,657
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	4,103,784	4,103,784	—	5,174,841	5,174,841	36,747
Consumer Real Estate	249,758	249,758	—	290,743	290,743	9,111
Consumer Other	41,231	41,231	41,231	41,896	41,896	41,896
Paycheck Protection Program	—	—	—	—	—	—
Total	$5,911,618	$5,911,618	$220,206	$7,805,600	$7,805,600	$445,411

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	Three Months Ended June 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,348,413	$20,237	$960,398	$14,480
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	4,113,624	47,843	1,752,669	21,646
Consumer Real Estate	249,758	2,646	249,800	2,647
Consumer Other	—	—	42,163	683
Paycheck Protection Program	—	—	—	—
	5,711,795	70,726	3,005,030	39,456

With an allowance recorded:
Commercial	178,975	1,760	1,052,358	11,434
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	—	—	235,734	—
Consumer Real Estate	—	—	665,058	—
Consumer Other	41,424	671	—	—
Paycheck Protection Program	—	—	—	—
	220,399	2,431	1,953,150	11,434
Total
Commercial	1,527,388	21,997	2,012,756	25,914
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	4,113,624	47,843	1,988,403	21,646
Consumer Real Estate	249,758	2,646	914,858	2,647
Consumer Other	41,424	671	42,163	683
Paycheck Protection Program	—	—	—	—
	$5,932,194	$73,157	$4,958,180	$50,890

	Six Months Ended June 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,373,127	$41,189	$1,024,907	$29,570
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	4,114,822	80,773	1,772,945	37,824
Consumer Real Estate	249,796	5,265	249,754	6,472
Consumer Other	—	—	43,903	1,342
Paycheck Protection Program	—	—	—	—
	5,737,745	127,227	3,091,509	75,208

With an allowance recorded:
Commercial	178,975	3,609	1,184,428	26,662
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	—	—	229,149	—
Consumer Real Estate	—	—	664,701	—
Consumer Other	41,635	1,367	—	—
Paycheck Protection Program	—	—	—	—
	220,610	4,976	2,078,278	26,662
Total
Commercial	1,552,102	44,798	2,209,335	56,232
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	4,114,822	80,773	2,002,094	37,824
Consumer Real Estate	249,796	5,265	914,455	6,472
Consumer Other	41,635	1,367	43,903	1,342
Paycheck Protection Program	—	—	—	—
	$5,958,355	$132,203	$5,169,787	$101,870

In general, the modification or restructuring of a loan is considered a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of June 30, 2021, there were 7 TDRs with a balance of $3.5 million compared to 14 TDRs with a balance of $5.8 million as of December 31, 2020. There were no TDRs added during the three and six months ended June 30, 2021. There were no TDRs added during the three months ended June 30, 2020 and one TDR, in the amount of $0.6 million was added during the six months ended June 30, 2020. These TDRs were granted extended payment terms with no principal reduction. The structure of two of the loans changed to interest only. All TDRs were performing as agreed as of June 30, 2021. No TDRs defaulted during the three and six months ended June 30, 2021 and 2020, which were modified within the previous twelve months.

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. The Bank processed approximately $0.7 million in principal deferments to 84 loans, with an aggregate loan balance of $25.9 million, during the year ended December 31, 2020. The principal deferments represent 0.24% of our total loan portfolio as of December 31, 2020. In accordance with the FDIC guidance, borrowers who were current prior to becoming affected by COVID-19, that received payment accommodations as a result of the pandemic, generally are not reported as past due. There were no interest deferments granted and all loans given payment accommodations are still paying interest. There have been no payment accommodations granted during the six months ended June 30, 2021. All loans granted payment accommodations during the year ended December 31, 2020 have commenced paying as agreed and are current as of June 30, 2021.

4.	LEASES

As of June 30, 2021 and December 31, 2020, the Company had operating right of use (“ROU”) assets of $12.5 million and $12.7 million, respectively, and operating lease liabilities of $12.5 million and $12.7 million, respectively. The Company maintains operating leases on land, branch facilities, and parking. Most of the leases include one or more options to renew, with renewal terms extending up to 20 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized in lease expense.

The weighted average remaining lease term is 17.05 years. The weighted average incremental borrowing rate is 4.35%.

The table below shows lease expense components for the three months ended June 30, 2021 and 2020.

	June 30, 2021	June 30, 2020
Operating lease expense	$279,592	$250,121
Short-term lease expense	—	—
Total lease expense	$279,592	$250,121

The table below shows lease expense components for the six months ended June 30, 2021 and 2020.

	June 30, 2021	June 30, 2020
Operating lease expense	$581,129	$484,080
Short-term lease expense	—	—
Total lease expense	$581,129	$484,080

Total rental expense was $279,592 and $250,121 for the three months ended June 30, 2021 and 2020, respectively, and $581,129 and $484,080 for the six months ended June 30, 2021 and 2020, respectively, and was included in net occupancy expense within the consolidated statements of income.

As of June 30, 2021, and December 31, 2020, we did not maintain any finance leases, and we determined that the number and dollar amount of equipment leases was immaterial. As of June 30, 2021, and December 31, 2020, we have no additional operating leases that have not yet commenced.

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

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), the derivative instruments were immaterial to the Company’s consolidated financial statements as of June 30, 2021 and December 31, 2020.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$50,706,620	$—	$—	$50,706,620
Government-Sponsored Enterprises	—	91,103,080	—	91,103,080
Municipal Securities	—	14,270,356	6,960,115	21,230,471
Total	$50,706,620	$105,373,436	$6,960,115	$163,040,171

	December 31, 2020
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$20,410,550	$—	$—	$20,410,550
Government-Sponsored Enterprises	—	97,852,806	—	97,852,806
Municipal Securities	—	10,872,532	5,683,930	16,556,462
Total	$20,410,550	$108,725,338	$5,683,930	$134,819,818

There were no liabilities recorded at fair value on a recurring basis as of June 30, 2021 or December 31, 2020.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$1,968,876	$6,403,720	$5,683,930	$11,954,451
Total gains or (losses) (realized/unrealized)
Included in other comprehensive income	(8,761)	81,622	(86,815)	109,891
Purchases, issuances, and settlements net of maturities	5,000,000	(399,000)	1,363,000	(5,978,000)
Ending balance	$6,960,115	$6,086,342	$6,960,115	$6,086,342

There were no transfers between fair value levels during the three and six months ended June 30, 2021 or 2020.

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

The following tables present information about certain assets measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020.

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$4,353,542	$4,353,542
Mortgage loans to be sold	—	11,269,562	—	11,269,562
Total	$—	$11,269,562	$4,353,542	$15,623,104

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$5,419,726	$5,419,726
Mortgage loans to be sold	—	12,965,733	—	12,965,733
Total	$—	$12,965,733	$5,419,726	$18,385,459

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2021 or December 31, 2020.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2021 and December 31, 2020:

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

The estimated fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of time deposits is estimated by discounting contractual cash flows, using interest rates currently being offered on the deposit products. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities as compared to the cost of alternative forms of funding (deposit base intangibles).

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

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of June 30, 2021 and December 31, 2020.

	Fair Value Measurements at June 30, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,236,583	$7,236,583	$7,236,583	$—	$—
Interest-bearing deposits at the Federal Reserve	71,409,091	71,409,091	71,409,091	—	—
Investment securities available for sale	163,040,171	163,040,171	50,706,620	105,373,436	6,960,115
Mortgage loans to be sold	11,269,562	11,269,562	—	11,269,562	—
Loans, net	308,865,267	300,779,581	—	—	300,779,581
Accrued interest receivable	1,465,539	1,465,539	—	1,465,539	—
Financial Liabilities:
Demand deposits	493,712,492	493,712,492	—	493,712,492	—
Time deposits	19,149,229	18,913,524	—	18,913,524	—
Accrued interest payable	17,834	17,834	—	17,834	—

	Fair Value Measurements at December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,977,896	$5,977,896	$5,977,896	$—	$—
Interest-bearing deposits at the Federal Reserve	42,348,085	42,348,085	42,348,085	—	—
Investment securities available for sale	134,819,818	134,819,818	20,410,550	108,725,338	5,683,930
Mortgage loans to be sold	12,965,733	12,965,733	—	12,965,733	—
Loans, net	316,616,979	308,721,680	—	—	308,721,680
Accrued interest receivable	1,595,629	1,595,629	—	1,595,629
Financial Liabilities:
Demand deposits	441,498,500	441,498,500	—	441,498,500	—
Time deposits	20,699,131	20,294,852	—	20,294,852	—
Accrued interest payable	20,707	20,707	—	20,707	—

6.	INCOME PER COMMON SHARE

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

The following table is a summary of the reconciliation of weighted average shares outstanding for the three months ended June 30:

	2021	2020
Net income	$1,668,684	$1,501,023

Weighted average shares outstanding	5,528,835	5,529,632
Effect of dilutive shares	157,191	184,489
Weighted average shares outstanding - diluted	5,686,026	5,714,121

Earnings per share - basic	$0.30	$0.27
Earnings per share - diluted	$0.29	$0.26

The following table is a summary of the reconciliation of weighted average shares outstanding for the six months ended June 30:

	2021	2020
Net income	$3,478,759	$3,022,204

Weighted average shares outstanding	5,525,291	5,529,944
Effect of dilutive shares	164,733	178,774
Weighted average shares outstanding - diluted	5,690,024	5,708,718

Earnings per share - basic	$0.63	$0.55
Earnings per share - diluted	$0.61	$0.53

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $581.9 million in assets as of June 30, 2021. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full-service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identify significant factors that have affected our financial position and operating results as of and for the periods ending June 30, 2021 and December 31, 2020, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared COVID-19 a pandemic. Due to orders issued by the governor of South Carolina and in an abundance of caution for the health of our customers and employees, on March 23, 2020 the Bank closed lobbies to all 5 offices but remained fully operational. The Bank reopened lobbies on May 3, 2021.

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

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (“Economic Aid Act”) was enacted, which reauthorized lending under the PPP program through March 31, 2021, with an additional $325.0 billion. On March 31, 2021, the PPP Extension Act of 2021 was signed into law, which formally changed the PPP application deadline from March 31, 2021 to May 31, 2021. Under the Economic Aid Act, the SBA will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for payroll and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of five years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and as long as the borrower submits its loan forgiveness application within ten months of completion of the covered period, the borrower is not required to make any payments until the forgiveness amount is remitted to the lender by the SBA. The Bank will receive a processing fee based on the size of the loan from the SBA, based on a tiered structure. For loans up to $50,000 in principal, the lender processing fee will be the lesser of 50% of the principal amount or $2,500. For loans between $50,000 and $350,000 in principal, the lender processing fee will be 5% of the principal amount. For loans $350,000 and above, the lender processing fee will be 3% of the principal amount. For loans of at least $2.0 million, the lender processing fee will be 1% of the principal amount. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20.

The Bank provided $37.8 million to 266 customers in the first round of PPP and $17.5 million to 214 customers in the second round of PPP. Because these loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve.

Borrowers must submit a forgiveness application within ten months of the completion of the covered period. Once the borrower has submitted the application, the Bank has 60 days to review, issue a lender decision, and submit the decision and application to the SBA. Once the application is submitted, the SBA has 90 days to review and remit the appropriate forgiveness amount to the Bank plus any interest accrued through the date of payment. The SBA began accepting PPP Forgiveness Applications on August 10, 2020. As of June 30, 2021, the Bank received 279 PPP forgiveness applications, in the amount of $38.7 million in principal, and submitted 260 applications and decisions to the SBA, in the amount of $37.5 million in principal. Of the 260 submissions, 259 loans, in the amount of $37.5 million, were forgiven as of June 30, 2021. Upon forgiveness the Bank will recognize the deferred fee income in accordance with ASC 310-20. The Bank received $2.4 million in processing fees related to the PPP program. During the three months ended June 30, 2021 and 2020, the Bank recognized $0.3 million and $0.2 million, respectively, in processing fees for the PPP program. During the six months ended June 30, 2021 and 2020, the Bank recognized $0.9 million and $0.2 million, respectively, in processing fees for the PPP program.

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2020, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. The Bank processed approximately $0.7 million in principal deferments to 84 loans, with an aggregate loan balance of $25.9 million, during year ended December 31, 2020. The principal deferments represent 0.24% of our total loan portfolio as of December 31, 2020. In accordance with the FDIC guidance, borrowers who were current prior to becoming affected by COVID-19, that received payment accommodations as a result of the pandemic, generally should not be reported as past due. There were no interest deferments granted and all loans given payment accommodations are still paying interest. There have been no payment accommodations granted during the six months ended June 30, 2021. All loans granted payment accommodations during the year ended December 31, 2020 have commenced paying as agreed and are current as of June 30, 2021.

Effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses; however, to assess or predict how, and to what extent, COVID-19 will affect the Bank in the future will be difficult.

Critical Accounting Policies

Our critical accounting policies, which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of June 30, 2021, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents increased 62.74% or $30.3 million to $78.6 million as of June 30, 2021, from $48.3 million as of December 31, 2020. The increase in total cash and cash equivalents is due to an increase in deposits of $50.7 million offset by purchases of investment securities available for sale.

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

We use the investment securities portfolio to serve as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledging of public funds.

As of June 30, 2021, our available for sale investment portfolio included U.S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $163.0 million and an amortized cost of $163.1 million for a net unrealized loss of approximately $0.1 million. As of June 30, 2021 and December 31, 2020, our investment securities portfolio represented approximately 28.02% and 25.32% of our total assets, respectively. The average yield on our investment securities was 1.37% and 1.59% at June 30, 2021 and December 31, 2020, respectively.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans are to borrowers located in our market area of Charleston, Dorchester and Berkeley counties of South Carolina.

Net loans decreased $7.7 million, or 2.45%, to $308.9 million as of June 30, 2021 from $316.6 million as of December 31, 2020. The decrease is primarily related to the forgiveness of PPP loans.

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

The following table is a summary of our loan portfolio composition (net of deferred fees and costs of $842,852 at June 30, 2021 and $676,155 at December 31, 2020, respectively) and the corresponding percentage of total loans as of the dates indicated.

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent

Commercial	$44,529,978	14.22%	$51,041,397	15.91%
Commercial Real Estate Construction	10,715,947	3.42%	14,813,726	4.62%
Commercial Real Estate Other	158,898,149	50.74%	146,187,886	45.57%
Consumer Real Estate	77,835,892	24.85%	71,836,041	22.39%
Consumer Other	4,235,489	1.36%	4,480,491	1.40%
Payroll Protection Program	16,956,115	5.41%	32,443,132	10.11%
Total loans	313,171,570	100.00%	320,802,673	100.00%
Allowance for loan losses	(4,306,303)		(4,185,694)
Total loans, net	$308,865,267		$316,616,979

The increase in the deferred fees is directly associated with the processing fees the Bank received from the SBA for the PPP loans. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20.

Nonperforming Assets

Nonperforming Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. As of June 30, 2021, there were no loans 90 days past due still accruing interest.

The following table is a summary of our Nonperforming Assets:

	June 30, 2021	December 31, 2020
Commercial	$178,975	$178,975
Commercial Real Estate Other	918,918	923,828
Consumer Real Estate	—	40,893
Consumer Other	10,978	12,234
Total nonaccruing loans	1,108,871	1,155,930
Other real estate owned	—	—
Total nonperforming assets	$1,108,871	$1,155,930

On March 18, 2020, in recognition of the difficulties of COVID-19, the Chief Justice of South Carolina declared a statewide moratorium on evictions and foreclosures until directed by subsequent order of the Chief Justice. The South Carolina Supreme Court lifted its moratorium effective May 15, 2020. On August 8, 2020, the President of the United States of America issued an executive order that allows the Secretary of Housing and Urban Development to take action, as appropriate and consistent with applicable law, to promote the ability of renters and homeowners to avoid foreclosure and eviction resulting from financial hardships related to COVID-19. On August 27, 2020, the Federal Housing Finance Authority and Department of Housing and Urban Development announced it would extend its foreclosure and eviction moratorium through the end of 2020, benefiting homeowners who have mortgages guaranteed by Fannie Mae and Freddie Mac. On March 29, 2021, the federal eviction moratorium was extended again through June 30, 2021. On June 24, 2021, the federal eviction moratorium was extended again through July 31, 2021.

Allowance for Loan Losses

The allowance for loan losses was $4.3 million as of June 30, 2021 and $4.2 million as of December 31, 2020, or 1.45% of outstanding loans, net of PPP loans. Because PPP loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve. At June 30, 2021 and December 31, 2020, the allowance for loan losses represented 388.35% and 362.11% of the total amount of nonperforming loans, respectively. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses at June 30, 2021 is adequate.

At June 30, 2021, impaired loans totaled $5.9 million, for which $0.2 million of these loans had a reserve of approximately $0.2 million allocated in the allowance for loan losses. Comparatively, impaired loans totaled $7.8 million as of December 31, 2020, and $1.0 million of these loans had a reserve of approximately $0.4 million allocated in the allowance for loan losses.

During the three months ended June 30, 2021, we recorded $5,074 in charge-offs and $15,212 of recoveries on loans previously charged-off, for net recoveries of $10,138. During the six months ended June 30, 2021, we recorded $19,416 in charge-offs and $20,025 of recoveries on loans previously charged-off, for net recoveries of $609.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest-bearing deposits provided funding for 56.77% of average earning assets for the six months ended June 30, 2021, and 57.11% for the six months ended June 30, 2020. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Deposits
Non-interest bearing demand	$191,493,479	37.34%	$169,170,751	36.60%
Interest bearing demand	158,092,095	30.83%	140,602,723	30.42%
Money market accounts	92,645,922	18.06%	84,681,783	18.32%
Time deposits over $250,000	4,461,718	0.87%	4,493,189	0.97%
Other time deposits	14,687,511	2.86%	16,205,942	3.51%
Other savings deposits	51,480,996	10.04%	47,043,243	10.18%
Total deposits	$512,861,721	100.00%	$462,197,631	100.00%

Deposits increased 10.96% or $50.7 million from December 31, 2020 to June 30, 2021 due to a combination of various government stimulus programs and decreased consumer spending.

At June 30, 2021 and December 31, 2020, deposits with an aggregate deficit balance of $45,892 and $100,304, respectively, were re-classified as other loans.

Comparison of Three Months Ended June 30, 2021 to Three Months Ended June 30, 2020

Net income increased $0.2 million or 11.17% to $1.7 million, or basic and diluted earnings per share of $0.30 and $0.29, respectively, for the three months ended June 30, 2021, from $1.5 million, or basic and diluted earnings per share of $0.27 and $0.26, respectively, for the three months ended June 30, 2020. Our annualized returns on average assets and average equity for the three months ended June 30, 2021 were 1.17% and 12.34%, respectively, compared with 1.19% and 11.22%, respectively, for the three months ended June 30, 2020.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest-bearing assets. Net interest income increased $0.2 million or 4.71% to $4.3 million for the three months ended June 30, 2021 from $4.1 million for the three months ended June 30, 2020. This increase was primarily due to income on investment securities, which increased $0.1 million, and PPP processing fees recognized. Interest and fee income on loans increased $0.1 million for the three months ended June 30, 2021 to $3.8 million from $3.7 million for the three months ended June 30, 2020. Average loans increased $22.3 million or 7.17% to $332.8 million for the three months ended June 30, 2021, compared to $310.5 million for the three months ended June 30, 2020. The yield on average loans (including fees) was 5.23% and 5.32% for the three months ended June 30, 2021 and June 30, 2020, respectively.

The average balance of interest bearing deposits at the Federal Reserve decreased $14.3 million or 19.00% from $75.2 million for the three months ended June 30, 2020, with a yield of 0.09%, to $60.9 million for the three months ended June 30, 2021, with a yield of 0.10%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of our allowance for loan losses. Based on our analysis of the adequacy of the allowance for loan losses, we did not recognize a provision during the three months ended June 30, 2021 or 2020.

Non-Interest Income

Other income increased $0.2 million or 34.58 % to $0.9 million for the three months ended June 30, 2021, from $0.7 million for the three months ended June 30, 2020. This increase was primarily due to improved mortgage banking activity. Rates have remained consistently low, fueling demand for refinancing and new home purchases. Accordingly, mortgage banking income increased $0.2 million or 42.42% from $0.4 million for the three months ended June 30, 2020 to $0.6 million for the three months ended June 30, 2021.

Non-Interest Expense

Non-interest expense increased $0.2 million or 7.47% to $3.1 million for the three months ended June 30, 2021 from $2.9 million for the three months ended June 30, 2020. This increase was related to an increase in net occupancy expense and other operating expenses.

Income Tax Expense

We incurred income tax expense of $0.5 million for the three months ended June 30, 2021 and 2020. Our effective tax rate was 23.59% and 23.44% for the three months ended June 30, 2021 and 2020, respectively.

Comparison of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2020

Net income increased $0.5 million or 15.11% to $3.5 million, or basic and diluted earnings per share of $0.63 and $0.61, respectively, for the six months ended June 30, 2021, from $3.0 million, or basic and diluted earnings per share of $0.55 and $0.54, respectively, for the six months ended June 30, 2020. Our annualized returns on average assets and average equity for the six months ended June 30, 2021 were 1.27% and 12.80%, respectively, compared with 1.28% and 11.46%, respectively, for the six months ended June 30, 2020.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest-bearing assets. Net interest income increased $0.6 million or 6.88% to $8.9 million for the six months ended June 30, 2021 from $8.3 million for the six months ended June 30, 2020. This increase was primarily due to income on investment securities, which increased $0.2 million, and PPP processing fees recognized. Interest and fee income on loans increased $0.5 million for the six months ended June 30, 2021 to $7.9 million from $7.4 million for the six months ended June 30,2020. We recognized $0.9 million in PPP processing fees during the six months ended June 30, 2021 compared to $0.2 million during the six months ended June 30, 2020. Average loans increased $37.6 million or 12.77% to $331.9 million for the six months ended June 30, 2021, compared to $294.3 million for the six months ended June 30, 2020. The yield on average loans (including fees) was 5.36% and 5.51% for the six months ended June 30, 2021 and June 30, 2020, respectively.

The average balance of interest bearing deposits at the Federal Reserve decreased $5.8 million or 9.64% from $60.0 million for the six months ended June 30, 2020, with a yield of 0.53% to $54.2 million for the six months ended June 30, 2021, with a yield of 0.10%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of our allowance for loan losses. For the six months ended June 30, 2021, we recognized a provision of $120,000 compared to no provision for the same period in the prior year. The increase in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income increased $0.6 million or 41.74% to $1.9 million for the six months ended June 30, 2021, from $1.3 million for the six months ended June 30, 2020. This increase was primarily due to improved mortgage banking activity. Rates have remained consistently low, fueling demand for refinancing and new home purchases. Accordingly, mortgage banking income increased $0.5 million or 61.73% from $0.8 million for the six months ended June 30, 2020 to $1.3 million for the six months ended June 30, 2021.

Non-Interest Expense

Non-interest expense increased $0.4 million or 6.79% to $6.1 million for the six months ended June 30, 2021 from $5.7 million for the six months ended June 30, 2020. This increase was primarily driven by an increase in net occupancy expense associated with our North Charleston office as well as other operating expenses.

Income Tax Expense

We incurred income tax expense of $1.1 million for the six months ended June 30, 2021 as compared to $0.9 million during the same period in 2020. Our effective tax rate was 23.71% and 23.28% for the six months ended June 30, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $120.6 million and $122.8 million at June 30, 2021 and December 31, 2020, respectively.

Standby letters of credit represent our obligation to a third-party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2021 and December 31, 2020 was $0.9 million and $0.8 million, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments on mortgage loans held for sale totaling $11.3 million and $13.0 million at June 30, 2021 and December 31, 2020, respectively. The fair value of these commitments was not significant at June 30, 2021 or December 31, 2020. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $100.5 million at June 30, 2021 and $57.2 million at December 31, 2020. For the three months ended June 30, 2021 and June 30, 2020, there were no loans repurchased.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, interest-bearing deposits in other banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 43.47% and 36.83% of total assets at June 30, 2021 and December 31, 2020, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At June 30, 2021, we had unused short-term lines of credit totaling approximately $41.0 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and sale of mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At June 30, 2021, we could borrow up to $71.0 million. There have been no borrowings under this arrangement.

During the second quarter of 2020, we established an agreement with the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”). Under this facility, the Bank can borrow from this arrangement on a non-recourse basis, using PPP loans as collateral. There have been no loans pledged and borrowings under this arrangement. On June 25, 2021, the Federal Reserve Board announced the extension of the termination date of the PPPLF until July 30, 2021.

Our core deposits consist of non-interest-bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At June 30, 2021 and December 31, 2020, our liquidity ratio was 46.65% and 38.63%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase stock. Total shareholders’ equity as of June 30, 2021 was $54.5 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On March 26, 2020, the Board of Directors of the Company approved a stock repurchase of up to $1.0 million through March 2021. The Company repurchased 25,067 shares for $0.4 million as a part of this plan, which expired in March 2021.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

On November 4, 2019, the federal banking agencies jointly issued a final rule on an optional, simplified measure of capital adequacy for qualifying community banking organizations called the community bank leverage ratio (“CBLR”) framework effective on January 1, 2020. The Bank adopted this rule as of March 31, 2020 and will no longer be subject to other capital and leverage requirements. A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. On October 9, 2020, the federal banking agencies jointly issued a final rule on the CBLR framework effective November 9, 2020. Under the final rule, the CBLR is 8.0% for the year ended December 31, 2020, 8.5% for the year ended December 31, 2021, and 9.0% thereafter to be considered well capitalized. Additionally, the qualifying community banking institution must be a non-advanced approaches FDIC supervised institution. The final rule adopts Tier 1 capital and existing leverage ratio into the CBLR framework. A bank meeting CBLR qualifying criteria is deemed to have met the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule. The Bank’s CBLR as of June 30, 2021 and December 31, 2020, was 9.68% and 10.19%, respectively. As of June 30, 2021, the Company and the Bank were categorized as “well capitalized.”

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of June 30, 2021 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2021, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. Based on this assessment, management believes that as of June 30, 2021, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

1.	The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.

			Page

	(1)	Consolidated Balance Sheets	3
	(2)	Consolidated Statements of Income	4
	(3)	Consolidated Statements of Comprehensive Income	6
	(4)	Consolidated Statements of Shareholders’ Equity	7
	(5)	Consolidated Statements of Cash Flows	8
	(6)	Notes to Consolidated Financial Statements	9-22

Exhibits
2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on September 23, 2011)
4.0	2021 Proxy Statement (Filed with 2020 10-K)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with September 30, 2013 10-Q)
10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
Employee Stock Ownership Plan, Restated (Filed with 2016 10-K
10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)
10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.12	Extension to Lease Agreement for 256 Meeting Street (Filed with September 30, 2017 10-Q)
10.13	North Charleston Lease Agreement (Filed with September 30, 2017 10-Q)
10.14	Sublease Amendment for Parking Facilities at 256 Meeting Street (Filed with September 30, 2017 10-Q)
10.15	2020 Stock Incentive Plan (Filed with 2020 Proxy Statement)
10.16	2021 Stock Incentive Plan for Independent Directors (filed with 2021 Proxy Statement)
14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of South Carolina Corporation

August 3, 2021
	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President