Form 10-Q
period 2021-09-30
BANK OF SOUTH CAROLINA CORP
filed 2021-11-05
CIK 1007273

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

As of October 15, 2021, there were 5,536,661 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2021	(Audited) December 31, 2020
ASSETS
Cash and due from banks	$6,725,799	$5,977,896
Interest-bearing deposits at the Federal Reserve	157,553,270	42,348,085
Investment securities available for sale	193,193,279	134,819,818
Mortgage loans to be sold	5,761,352	12,965,733
Loans	312,834,795	320,802,673
Less: Allowance for loan losses	(4,368,457)	(4,185,694)
Net loans	308,466,338	316,616,979
Premises, equipment and leasehold improvements, net	3,854,763	4,053,533
Right of use asset	12,355,167	12,730,151
Accrued interest receivable	1,423,041	1,595,629
Other assets	2,445,569	1,386,775

Total assets	$691,778,578	$532,494,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$286,499,136	$169,170,751
Interest bearing demand	170,175,580	140,602,723
Money market accounts	88,730,966	84,681,783
Time deposits over $250,000	7,462,857	4,493,189
Other time deposits	14,296,961	16,205,942
Other savings deposits	55,625,779	47,043,243
Total deposits	622,791,279	462,197,631

Accrued interest payable and other liabilities	2,209,254	2,586,461
Lease liability	12,355,167	12,730,151
Total liabilities	637,355,700	477,514,243

Shareholders’ equity
Common stock - no par 12,000,000 shares authorized; Issued 5,836,635 shares at September 30, 2021 and 5,818,935 shares at December 31, 2020. Shares outstanding 5,536,661 and 5,520,469 at September 30, 2021 and December 31, 2020, respectively.	—	—
Additional paid in capital	47,653,641	47,404,869
Retained earnings	10,525,556	8,693,519
Treasury stock: 299,974 and 298,466 shares at September 30, 2021 and December 31, 2020, respectively.	(2,817,392)	(2,787,898)
Accumulated other comprehensive (loss) income, net of income taxes	(938,927)	1,669,866
Total shareholders’ equity	54,422,878	54,980,356

Total liabilities and shareholders’ equity	$691,778,578	$532,494,599

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2021	2020
Interest and fee income
Loans, including fees	$3,610,842	$3,760,212
Taxable securities	468,862	433,280
Tax-exempt securities	90,176	82,550
Other	31,189	16,303
Total interest and fee income	4,201,069	4,292,345

Interest expense
Deposits	39,319	72,198
Total interest expense	39,319	72,198

Net interest income	4,161,750	4,220,147
Provision for loan losses	—	40,000
Net interest income after provision for loan losses	4,161,750	4,180,147

Other income
Service charges and fees	338,854	275,318
Mortgage banking income	524,016	694,045
Gain on sales of securities	266,944	—
Other non-interest income	8,617	8,689
Total other income	1,138,431	978,052

Other expense
Salaries and employee benefits	1,849,254	1,775,498
Net occupancy expense	587,682	566,949
Other operating expenses	302,863	275,468
Professional fees	149,125	158,640
Data processing fees	158,610	158,443
Total other expense	3,047,534	2,934,998

Income before income tax expense	2,252,647	2,223,201
Income tax expense	525,710	519,930

Net income	$1,726,937	$1,703,271

Weighted average shares outstanding
Basic	5,535,906	5,527,696
Diluted	5,686,250	5,696,247

Basic income per common share	$0.31	$0.31
Diluted income per common share	$0.30	$0.30

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020
Interest and fee income
Loans, including fees	$11,518,472	$11,152,378
Taxable securities	1,407,040	1,179,712
Tax-exempt securities	222,530	289,958
Other	58,052	174,934
Total interest and fee income	13,206,094	12,796,982

Interest expense
Deposits	136,160	242,275
Total interest expense	136,160	242,275

Net interest income	13,069,934	12,554,707
Provision for loan losses	120,000	40,000
Net interest income after provision for loan losses	12,949,934	12,514,707

Other income
Service charges and fees	931,617	801,245
Mortgage banking income	1,805,262	1,486,247
Gain on sales of securities	266,944	—
Other non-interest income	21,473	21,813
Total other income	3,025,296	2,309,305

Other expense
Salaries and employee benefits	5,502,178	5,360,111
Net occupancy expense	1,815,587	1,646,790
Other operating expenses	885,459	718,881
Professional fees	476,889	449,475
Data processing fees	482,732	486,485
Total other expense	9,162,845	8,661,742

Income before income tax expense	6,812,385	6,162,270
Income tax expense	1,606,689	1,436,845

Net income	$5,205,696	$4,725,425

Weighted average shares outstanding
Basic	5,528,868	5,529,189
Diluted	5,684,484	5,695,614

Basic income per common share	$0.94	$0.85
Diluted income per common share	$0.92	$0.83

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2021	2020
Net income	$1,726,937	$1,703,271
Other comprehensive loss
Unrealized loss on securities arising during the period	(845,754)	(5,467)
Reclassification adjustment for gains included realized in net income	(266,944)	—
Other comprehensive loss before tax	(1,112,698)	(5,467)
Income tax effect related to items of other comprehensive loss before tax	233,667	1,149
Other comprehensive loss after tax	(879,031)	(4,318)
Total comprehensive income	$847,906	$1,698,953

	Nine Months Ended
	September 30,
	2021	2020
Net income	$5,205,696	$4,725,425
Other comprehensive (loss) income
Unrealized (loss) gain on securities arising during the period	(3,035,326)	1,984,046
Reclassification adjustment for gains included realized in net income	(266,944)	—
Other comprehensive income before tax	(3,302,270)	1,984,046
Income tax effect related to items of other comprehensive (loss) income before tax	693,477	(416,650)
Other comprehensive income after tax	(2,608,793)	1,567,396
Total comprehensive income	$2,596,903	$6,292,821

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED September 30, 2021 AND 2020 (UNAUDITED)

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2020	5,520,469	$47,404,869	$8,693,519	$(2,787,898)	$1,669,866	$54,980,356
Net income	—	—	1,810,075	—	—	1,810,075
Other comprehensive loss	—	—	—	—	(2,343,977)	(2,343,977)
Stock option exercises, net of surrenders	4,147	39,589	—	(8,344)	—	31,245
Stock-based compensation expense	—	22,997	—	—	—	22,997
Cash dividends ($0.27 per common share)	—	—	(1,491,646)	—	—	(1,491,646)
March 31, 2021	5,524,616	$47,467,455	$9,011,948	$(2,796,242)	$(674,111)	$53,009,050

Net income	—	—	1,668,684	—	—	1,668,684
Other comprehensive income	—	—	—	—	614,215	614,215
Stock option exercises, net of surrenders	9,383	103,495	—	(21,150)	—	82,345
Stock-based compensation expense	—	29,648	—	—	—	29,648
Cash dividends ($0.17 per common share)	—	—	(940,781)	—	—	(940,781)
June 30, 2021	5,533,999	$47,600,598	$9,739,851	$(2,817,392)	$(59,896)	$54,463,161

Net income	—	—	1,726,937	—	—	1,726,937
Other comprehensive loss	—	—	—	—	(879,031)	(879,031)
Stock option exercises	2,662	24,438	—	—	—	24,438
Stock-based compensation expense	—	28,605	—	—	—	28,605
Cash dividends ($0.17 per common share)	—	—	(941,232)	—	—	(941,232)
September 30, 2021	5,536,661	$47,653,641	$10,525,556	$(2,817,392)	$(938,927)	$54,422,878

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2019	5,530,001	$47,131,034	$5,879,409	$(2,325,225)	$482,814	$51,168,032
Net income	—	—	1,521,131	—	—	1,521,131
Other comprehensive income	—	—	—	—	601,016	601,016
Stock option exercises, net of surrenders	362	4,489	—	—	—	4,489
Stock-based compensation expense	—	16,418	—	—	—	16,418
Cash dividends ($0.16 per common share)	—	—	(884,859)	—	—	(884,859)
March 31, 2020	5,530,363	$47,151,941	$6,515,681	$(2,325,225)	$1,083,830	$52,426,227

Net income	—	—	1,501,023	—	—	1,501,023
Other comprehensive income	—	—	—	—	970,698	970,698
Stock option exercises, net of surrenders	9,619	108,757	—	(41,697)	—	67,060
Stock-based compensation expense	—	29,305	—	—	—	29,305
Repurchase of common shares	(9,300)	—	—	(148,550)	—	(148,550)
Cash dividends ($0.16 per common share)	—	—	(884,908)	—	—	(884,908)
June 30, 2020	5,530,682	$47,290,003	$7,131,796	$(2,515,472)	$2,054,528	$53,960,855

Net income	—	—	1,703,271	—	—	1,703,271
Other comprehensive loss	—	—	—	—	(4,318)	(4,318)
Stock option exercises	4,344	56,496	—	(22,108)	—	34,388
Stock-based compensation expense	—	24,413	—	—	—	24,413
Repurchase of common shares	(15,767)	—	—	(250,318)	—	(250,318)
Cash dividends ($0.17 per common share)	—	—	(938,274)	—	—	(938,274)
September 30, 2020	5,519,259	$47,370,912	$7,896,793	$(2,787,898)	$2,050,210	$54,530,017

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$5,205,696	$4,725,425
Adjustments to reconcile net income net cash provided by (used in) operating activities:
Depreciation expense	315,492	316,249
Provision for loan losses	120,000	40,000
Gain on sale of investment securities	(266,944)	—
Stock-based compensation expense	81,250	70,136
Deferred income taxes and other assets	(365,317)	(449,849)
Net amortization of unearned discounts on investment securities available for sale	386,724	228,908
Origination of mortgage loans held for sale	(134,399,394)	(121,792,079)
Proceeds from sale of mortgage loans held for sale	141,603,775	114,125,958
Decrease (increase) in accrued interest receivable	172,588	(118,270)
(Decrease) increase in accrued interest payable and other liabilities	(379,960)	1,066,352
Net cash provided by (used in) operating activities	12,473,910	(1,787,170)

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	26,967,000	15,158,000
Proceeds from sale of investment securities available for sale	15,572,500	—
Purchase of investment securities available for sale	(104,335,011)	(48,260,421)
Net decrease (increase) in loans	8,030,641	(46,570,025)
Purchase of premises, equipment, and leasehold improvements, net	(116,722)	(153,435)
Net cash used in investing activities	(53,881,592)	(79,825,881)

Cash flows from financing activities:
Net increase in deposit accounts	160,593,648	79,964,014
Dividends paid	(3,370,906)	(2,654,567)
Stock options exercised, net of surrenders	138,028	105,937
Share repurchases	—	(398,868)
Net cash provided by financing activities	157,360,770	77,016,516
Net increase (decrease) in cash and cash equivalents	115,953,088	(4,596,535)
Cash and cash equivalents at the beginning of the period	48,325,981	49,094,419
Cash and cash equivalents at the end of the period	$164,279,069	$44,497,884

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$156,380	$253,785
Income taxes	$2,345,420	$500,000

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$2,608,793	$(1,567,396)
Change in dividends payable	$2,753	$53,474
Change in right of use assets and lease liabilities	$(374,984)	$(358,255)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Basis of Presentation

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

Note 2: Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$85,901,080	$133,246	$(542,336)	$85,491,990
Government-Sponsored Enterprises	76,411,230	417,469	(1,360,537)	75,468,162
Municipal Securities	32,069,484	372,581	(208,938)	32,233,127
Total	$194,381,794	$923,296	$(2,111,811)	$193,193,279

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$20,036,549	$374,001	$—	$20,410,550
Government-Sponsored Enterprises	96,614,182	1,398,884	(160,260)	97,852,806
Municipal Securities	16,055,332	501,130	—	16,556,462
Total	$132,706,063	$2,274,015	$(160,260)	$134,819,818

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2021 and December 31, 2020, by contractual maturity are in the following table.

	September 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,765,344	$17,859,899	$32,245,646	$32,622,890
Due in one year to five years	84,922,196	85,072,046	40,022,194	41,258,370
Due in five years to ten years	84,973,132	83,702,529	50,438,223	50,968,288
Due in ten years and over	6,721,122	6,558,805	10,000,000	9,970,270
Total	$194,381,794	$193,193,279	$132,706,063	$134,819,818

Securities pledged to secure deposits at both September 30, 2021 and December 31, 2020, had a fair value of $33.6 million and $42.4 million, respectively.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	September 30, 2021
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	11	$60,364,645	$(542,336)	—	$—	$—	11	$60,364,645	$(542,336)
Government-Sponsored Enterprises	7	45,228,892	(1,123,217)	1	9,762,680	(237,320)	8	54,991,572	(1,360,537)
Municipal Securities	17	10,576,443	(208,938)	—	—	—	17	10,576,443	(208,938)
Total	35	$116,169,980	$(1,874,491)	1	$9,762,680	$(237,320)	36	$125,932,660	$(2,111,811)

	December 31, 2020
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	—	$—	$—	—	$—	$—	—	$—	$—
Government-Sponsored Enterprises	4	29,839,740	(160,260)	—	—	—	4	29,839,740	(160,260)
Municipal Securities	—	—	—	—	—	—	—	—	—

Total	4	$29,839,740	$(160,260)	—	$—	$—	4	$29,839,740	$(160,260)

The tables below show the proceeds from sales of securities available for sale and gross realized gains and losses.

	Three Months Ended
	September 30,
	2021	2020
Gross proceeds	$15,572,500	$—
Gross realized gains	266,944	—
Gross realized losses	—	—

	Nine Months Ended
	September 30,
	2021	2020
Gross proceeds	$15,572,500	$—
Gross realized gains	266,944	—
Gross realized losses	—	—

There was a tax provision of $56,058 related to gains for the three and nine months ended September 30, 2021. There were no realized gains for the three and nine months ended September 30, 2020.

Note 3: Loans and Allowance for Loan Losses

Major classifications of loans (net of deferred loan fees of $713,203 at September 30, 2021 and $676,155 at December 31, 2020, respectively) are shown in the table below.

	September 30, 2021	December 31, 2020
Commercial	$45,923,118	$51,041,397
Commercial real estate:
Construction	10,802,322	14,813,726
Other	160,119,820	146,187,886
Consumer:
Real estate	77,530,313	71,836,041
Other	4,576,146	4,480,491
Paycheck Protection Program	13,883,076	32,443,132
	312,834,795	320,802,673
Allowance for loan losses	(4,368,457)	(4,185,694)
Loans, net	$308,466,338	$316,616,979

We had $88.3 million and $76.0 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at September 30, 2021 and at December 31, 2020, respectively.

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

The Bank provided $37.8 million to 266 customers in the first round of PPP and $17.5 million to 214 customers in the second round of PPP. Because these loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve. The Bank received $2.4 million in processing fees related to the PPP program. During the three months ended September 30, 2021 and 2020, the Bank recognized $0.1 million and $0.2 million, respectively, in processing fees for the PPP program. During the nine months ended September 30, 2021 and 2020, the Bank recognized $1.0 million and $0.3 million, respectively, in processing fees for the PPP program.

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

The following tables illustrate credit quality by class and internally assigned grades at September 30, 2021 and December 31, 2020. “Pass” includes loans internally graded as excellent, good and satisfactory.

September 30, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$43,458,379	$10,357,540	$152,866,524	$76,186,041	$4,299,854	$13,883,076	$301,051,414
Watch	636,171	444,782	4,219,954	471,737	194,963	—	5,967,607
OAEM	344,195	—	1,077,755	622,777	40,618	—	2,085,345
Substandard	1,484,373	—	1,955,587	249,758	40,711	—	3,730,429
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$45,923,118	$10,802,322	$160,119,820	$77,530,313	$4,576,146	$13,883,076	$312,834,795

December 31, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$44,903,134	$14,349,065	$125,111,378	$70,454,909	$4,171,858	$32,443,132	$291,433,476
Watch	3,415,408	464,661	15,200,992	467,163	219,954	—	19,768,178
OAEM	1,039,647	—	1,784,296	623,226	46,783	—	3,493,952
Substandard	1,683,208	—	4,091,220	290,743	41,896	—	6,107,067
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$51,041,397	$14,813,726	$146,187,886	$71,836,041	$4,480,491	$32,443,132	$320,802,673

The following tables include an aging analysis of the recorded investment in loans segregated by class.

September 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$151,406	$—	$—	$151,406	$45,771,712	$45,923,118	$—
Commercial Real Estate Construction	—	—	—	—	10,802,322	10,802,322	—
Commercial Real Estate Other	—	59,424	926,808	986,232	159,133,588	160,119,820	—
Consumer Real Estate	—	—	—	—	77,530,313	77,530,313	—
Consumer Other	1,508	—	—	1,508	4,574,638	4,576,146	—
Paycheck Protection Program	—	—	—	—	13,883,076	13,883,076	—
Total	$152,914	$59,424	$926,808	$1,139,146	$311,695,649	$312,834,795	$—

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$144,999	$27,855	$—	$172,854	$50,868,543	$51,041,397	$—
Commercial Real Estate Construction	—	—	—	—	14,813,726	14,813,726	—
Commercial Real Estate Other	61,597	—	923,828	985,425	145,202,461	146,187,886	—
Consumer Real Estate	—	—	40,893	40,893	71,795,148	71,836,041	—
Consumer Other	—	—	—	—	4,480,491	4,480,491	—
Paycheck Protection Program	—	—	—	—	32,443,132	32,443,132
Total	$206,596	$27,855	$964,721	$1,199,172	$319,603,501	$320,802,673	$—

There were no loans over 90 days past due and still accruing as of September 30, 2021 and December 31, 2020.

The following table summarizes the balances of non-accrual loans:

	Loans Receivable on Non-Accrual
	September 30, 2021	December 31, 2020
Commercial	$178,975	$178,975
Commercial Real Estate Construction	—	—
Commercial Real Estate Other	926,808	923,828
Consumer Real Estate	—	40,893
Consumer Other	10,337	12,234
Paycheck Protection Program	—	—
Total	$1,116,120	$1,155,930

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by loan category for the three and nine months ended September 30, 2021 and 2020. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

Three Months Ended September 30, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$801,548	$154,276	$2,206,215	$1,025,506	$118,758	$—	$4,306,303
Charge-offs	—	—	—	—	—	(903)	(903)
Recoveries	10,746	—	—	47,711	4,600	—	63,057
Provisions	(9,338)	1,248	72,060	(65,539)	666	903	—
Ending balance	$802,956	$155,524	$2,278,275	$1,007,678	$124,024	$—	$4,368,457

Nine Months Ended September 30, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$1,029,310	$199,266	$1,909,121	$925,077	$122,920	$—	$4,185,694
Charge-offs	—	—	—	—	(11,439)	(8,879)	(20,318)
Recoveries	21,329	—	—	47,711	14,041	—	83,081
Provisions	(247,683)	(43,742)	369,154	34,890	(1,498)	8,879	120,000
Ending balance	$802,956	$155,524	$2,278,275	$1,007,678	$124,024	$—	$4,368,457

Three Months Ended September 30, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$1,018,550	$150,807	$1,477,019	$883,300	$580,954	$—	$4,110,630
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	3,184	—	3,184
Provisions	197,766	28,766	312,806	(35,302)	(464,036)	—	40,000
Ending balance	$1,216,316	$179,573	$1,789,825	$847,998	$120,102	$—	$4,153,814

Nine Months Ended September 30, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$1,429,917	$109,235	$1,270,445	$496,221	$697,940	$—	$4,003,758
Charge-offs	—	—	—	—	(116,002)	—	(116,002)
Recoveries	87,011	—	99,801	—	39,246	—	226,058
Provisions	(300,612)	70,338	419,579	351,777	(501,082)	—	40,000
Ending balance	$1,216,316	$179,573	$1,789,825	$847,998	$120,102	$—	$4,153,814

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans, for the periods indicated.

	September 30, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$178,975	$—	$—	$—	$40,711	$—	$219,686
Collectively evaluated for impairment	623,981	155,524	2,278,275	1,007,678	83,313	—	4,148,771
Total Allowance for Loan Losses	$802,956	$155,524	$2,278,275	$1,007,678	$124,024	$—	$4,368,457
Loans Receivable
Individually evaluated for impairment	$1,484,372	$—	$1,955,587	$249,758	$40,711	$—	$3,730,428
Collectively evaluated for impairment	44,438,746	10,802,322	158,164,233	77,280,555	4,535,435	13,883,076	309,104,367
Total Loans Receivable	$45,923,118	$10,802,322	$160,119,820	$77,530,313	$4,576,146	$13,883,076	$312,834,795

December 31, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$357,657	$—	$36,747	$9,111	$41,896	$—	$445,411
Collectively evaluated for impairment	671,653	199,266	1,872,374	915,966	81,024	—	3,740,283
Total Allowance for Loan Losses	$1,029,310	$199,266	$1,909,121	$925,077	$122,920	$—	$4,185,694
Loans Receivable
Individually evaluated for impairment	$2,298,120	$—	$5,174,841	$290,743	$41,896	$—	$7,805,600
Collectively evaluated for impairment	48,743,277	14,813,726	141,013,045	71,545,298	4,438,595	32,443,132	312,997,073
Total Loans Receivable	$51,041,397	$14,813,726	$146,187,886	$71,836,041	$4,480,491	$32,443,132	$320,802,673

As of September 30, 2021 and December 31, 2020, loans individually evaluated and considered impaired are presented in the following table.

	Impaired Loans
	September 30, 2021			December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$1,305,397	$1,305,397	$—	$1,721,818	$1,721,818	$—
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,955,587	1,955,587	—	4,831,757	4,831,757	—
Consumer Real Estate	249,758	249,758	—	249,850	249,850	—
Consumer Other	—	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—
Total	3,510,742	3,510,742	—	6,803,425	6,803,425	—

With an allowance recorded:
Commercial	178,975	178,975	178,975	576,302	576,302	357,657
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	—	—	—	343,084	343,084	36,747
Consumer Real Estate	—	—	—	40,893	40,893	9,111
Consumer Other	40,711	40,711	40,711	41,896	41,896	41,896
Paycheck Protection Program	—	—	—	—	—	—
Total	219,686	219,686	219,686	1,002,175	1,002,175	445,411

Commercial	1,484,372	1,484,372	178,975	2,298,120	2,298,120	357,657
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,955,587	1,955,587	—	5,174,841	5,174,841	36,747
Consumer Real Estate	249,758	249,758	—	290,743	290,743	9,111
Consumer Other	40,711	40,711	40,711	41,896	41,896	41,896
Paycheck Protection Program	—	—	—	—	—	—
Total	$3,730,428	$3,730,428	$219,686	$7,805,600	$7,805,600	$445,411

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	Three Months Ended September 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,327,590	$20,140	$1,420,335	$19,891
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	1,954,514	14,402	5,024,801	56,189
Consumer Real Estate	249,758	2,675	249,850	2,676
Consumer Other	—	—	—	—
Paycheck Protection Program	—	—	—	—
	3,531,862	37,217	6,694,986	78,756

With an allowance recorded:
Commercial	178,975	4,564	1,299,038	26,910
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	—	—	335,664	—
Consumer Real Estate	—	—	36,449	2,197
Consumer Other	40,921	670	41,896	686
Paycheck Protection Program	—	—	—	—
	219,896	5,234	1,713,047	29,793
Total
Commercial	1,506,565	24,704	2,719,373	46,801
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	1,954,514	14,402	5,360,465	56,189
Consumer Real Estate	249,758	2,675	286,299	4,873
Consumer Other	40,921	670	41,896	686
Paycheck Protection Program	—	—	—	—
	$3,751,758	$42,451	$8,408,033	$108,549

	Nine Months Ended September 30,
	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,357,025	$64,253	$1,442,248	$55,882
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	1,948,369	45,482	5,043,047	175,862
Consumer Real Estate	249,783	8,842	249,801	9,148
Consumer Other	—	—	—	—
Paycheck Protection Program	—	—	—	—
	3,555,177	118,577	6,735,096	240,892

With an allowance recorded:
Commercial	178,975	8,173	1,401,247	63,338
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	—	—	335,578	—
Consumer Real Estate	—	—	35,460	—
Consumer Other	41,384	2,047	42,154	1,931
Paycheck Protection Program	—	—	—	—
	220,359	10,220	1,814,439	65,269
Total
Commercial	1,536,000	72,426	2,843,495	119,220
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	1,948,369	45,482	5,378,625	175,862
Consumer Real Estate	249,783	8,842	285,261	9,148
Consumer Other	41,384	2,047	42,154	1,931
Paycheck Protection Program	—	—	—	—
	$3,775,536	$128,797	$8,549,535	$306,161

In general, the modification or restructuring of a loan is considered a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that we would not otherwise consider. As of September 30, 2021, there were 6 TDRs with a balance of $1.4 million compared to 14 TDRs with a balance of $5.8 million as of December 31, 2020. There were no TDRs added during the three and nine months ended September 30, 2021. There were no TDRs added during the three months ended September 30, 2020 and one TDR, in the amount of $0.6 million was added during the nine months ended September 30, 2020. These TDRs were granted extended payment terms with no principal reduction. The structure of two of the loans changed to interest only. All TDRs were performing as agreed as of September 30, 2021. No TDRs defaulted during the three and nine months ended September 30, 2021 and 2020, which were modified within the previous twelve months.

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. The Bank processed approximately $0.7 million in principal deferments to 84 loans, with an aggregate loan balance of $25.9 million, during the year ended December 31, 2020. The principal deferments represent 0.24% of our total loan portfolio as of December 31, 2020. In accordance with the FDIC guidance, borrowers who were current prior to becoming affected by COVID-19, that received payment accommodations as a result of the pandemic, generally are not reported as past due. There were no interest deferments granted and all loans given payment accommodations are still paying interest. There have been no payment accommodations granted during the nine months ended September 30, 2021. All loans granted payment accommodations during the year ended December 31, 2020 have commenced paying as agreed and are current as of September 30, 2021.

Note 4: Leases

As of September 30, 2021 and December 31, 2020, the Company had operating right of use (“ROU”) assets of $12.4 million and $12.7 million, respectively, and operating lease liabilities of $12.4 million and $12.7 million, respectively. The Company maintains operating leases on land, branch facilities, and parking. Most of the leases include one or more options to renew, with renewal terms extending up to 20 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized in lease expense.

The weighted average remaining lease term is 16.31 years. The weighted average incremental borrowing rate is 4.35%.

The table below shows lease expense components for the three months ended September 30, 2021.

	Three Months Ended
	September 30, 2021	September 30, 2020
Operating lease expense	$269,592	$243,298
Short-term lease expense	—	—
Total lease expense	$269,592	$243,298

The table below shows lease expense components for the nine months ended September 30, 2021.

	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating lease expense	$852,624	727,379
Short-term lease expense	—	—
Total lease expense	$852,624	$727,379

Total rental expense was included in net occupancy expense within the consolidated statements of income.

As of September 30, 2021 and December 31, 2020, we did not maintain any finance leases, and we determined that the number and dollar amount of equipment leases was immaterial. As of September 30, 2021 and December 31, 2020, we have no additional operating leases that have not yet commenced.

During the three months ended September 30, 2021, the Bank entered into a lease agreement for a new location at 1730 Maybank Highway Charleston, SC. The lease commences October 2021. Restrictive covenants prevent use of the property for a bank until June 15, 2023.

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

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments as interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on short term fair value of the mortgage loans held for sale (derivative contract), the derivative instruments were immaterial to the Company’s consolidated financial statements as of September 30, 2021 and December 31, 2020.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$85,491,990	$—	$—	$85,491,990
Government-Sponsored Enterprises	—	75,468,162	—	75,468,162
Municipal Securities	—	13,164,668	19,068,459	32,233,127
Total	$85,491,990	$88,632,830	$19,068,459	$193,193,279

	December 31, 2020
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$20,410,550	$—	$—	$20,410,550
Government-Sponsored Enterprises	—	97,852,806	—	97,852,806
Municipal Securities	—	10,872,532	5,683,930	16,556,462
Total	$20,410,550	$108,725,338	$5,683,930	$134,819,818

There were no liabilities recorded at fair value on a recurring basis as of September 30, 2021 or December 31, 2020.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$6,960,115	$6,086,342	$5,683,930	$11,954,451
Total gains or (losses) (realized/unrealized):
Included in other comprehensive income	(33,656)	18,229	(120,471)	128,120
Purchases, issuances, and settlements net of maturities	12,142,000	(70,000)	13,505,000	(6,048,000)
Ending balance	$19,068,459	$6,034,571	$19,068,459	$6,034,571

There were no transfers between fair value levels during the three and nine months ended September 30, 2021 or 2020.

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

The following table presents information about certain assets measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$2,205,345	$2,205,345
Mortgage loans to be sold	—	5,761,352	—	5,761,352
Total	$—	$5,761,352	$2,205,345	$7,966,697

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$5,419,726	$5,419,726
Mortgage loans to be sold	—	12,965,733	—	12,965,733
Total	$—	$12,965,733	$5,419,726	$18,385,459

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2021 or December 31, 2020.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2021 and December 31, 2020:

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

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of September 30, 2021 and December 31, 2020.

	Fair Value Measurements at September 30, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,725,799	$6,725,799	$6,725,799	$—	$—
Interest-bearing deposits at the Federal Reserve	157,553,270	157,553,270	157,553,270	—	—
Investment securities available for sale	193,193,279	193,193,279	85,491,990	88,632,830	19,068,459
Mortgage loans to be sold	5,761,352	5,761,352	—	5,761,352	—
Loans, net	308,466,338	300,229,114	—	—	300,229,114
Accrued interest receivable	1,423,041	1,423,041	—	1,423,041	—
Financial Liabilities:
Demand deposits	601,031,461	601,031,461	—	601,031,461	—
Time deposits	21,759,818	21,765,876	—	21,765,876	—
Accrued interest payable	18,250	18,250	—	18,250	—

	Fair Value Measurements at December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,977,896	$5,977,896	$5,977,896	$—	$—
Interest-bearing deposits at the Federal Reserve	42,348,085	42,348,085	42,348,085	—	—
Investment securities available for sale	134,819,818	134,819,818	20,410,550	108,725,338	5,683,930
Mortgage loans to be sold	12,965,733	12,965,733	—	12,965,733	—
Loans, net	316,616,979	308,721,680	—	—	308,721,680
Accrued interest receivable	1,595,629	1,595,629	—	1,595,629
Financial Liabilities:
Demand deposits	441,498,500	441,498,500	—	441,498,500	—
Time deposits	20,699,131	20,294,852	—	20,294,852	—
Accrued interest payable	20,707	20,707	—	20,707	—

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

The following table is a summary of the reconciliation of weighted average shares outstanding for the three months ended September 30:

	2021	2020
Net income	$1,726,937	$1,703,271

Weighted average shares outstanding	5,535,906	5,527,696
Effect of dilutive shares	150,344	168,551
Weighted average shares outstanding - diluted	5,686,250	5,696,247

Earnings per share - basic	$0.31	$0.31
Earnings per share - diluted	$0.30	$0.30

The following table is a summary of the reconciliation of weighted average shares outstanding for the nine months ended September 30:

	2021	2020
Net income	$5,205,696	$4,725,425

Weighted average shares outstanding	5,528,868	5,529,189
Effect of dilutive shares	155,616	166,425
Weighted average shares outstanding - diluted	5,684,484	5,695,614

Earnings per share - basic	$0.94	$0.85
Earnings per share - diluted	$0.92	$0.83

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the “Cautionary Statement Regarding Forward-Looking Statements” section of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC and the following:

●	Risk from changes in economic, monetary policy, and industry conditions

●	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources

●	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation

●	Risk inherent in making loans including repayment risks and changes in the value of collateral

●	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans

●	Level, composition, and re-pricing characteristics of the securities portfolio

●	Deposit growth, change in the mix or type of deposit products and services

●	Continued availability of senior management and ability to attract and retain key personnel

●	Technological changes

●	Ability to control expense

●	Ability to compete in our industry and competitive pressures among depository and other financial institutions

●	Changes in compensation

●	Risks associated with income taxes including potential for adverse adjustments

●	Changes in accounting policies and practices

●	Changes in regulatory actions, including the potential for adverse adjustments

●	Recently enacted or proposed legislation and changes in political conditions

●	Reputational risk

●	Pandemic risk, including COVID-19, and related quarantine and/or stay-at home policies and restrictions

●	Impact of COVID-19 on the collectability of loans

●	Changes in legislation as related to PPP loans

●	Credit risks, determination of deficiency, or complete loss if SBA denies PPP loans

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $691.8 million in assets as of September 30, 2021. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full-service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identify significant factors that have affected our financial position and operating results as of and for the periods ending September 30, 2021 and December 31, 2020, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

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

Borrowers must submit a forgiveness application within ten months of the completion of the covered period. Once the borrower has submitted the application, the Bank has 60 days to review, issue a lender decision, and submit the decision and application to the SBA. Once the application is submitted, the SBA has 90 days to review and remit the appropriate forgiveness amount to the Bank plus any interest accrued through the date of payment. The SBA began accepting PPP Forgiveness Applications on August 10, 2020. As of September 30, 2021, the Bank received 326 PPP forgiveness applications, in the amount of $43.6 million in principal, and submitted 306 applications and decisions to the SBA, in the amount of $41.5 million in principal. Of the 306 submissions, 300 loans, in the amount of $40.7 million, were forgiven as of September 30, 2021. Upon forgiveness the Bank will recognize the deferred fee income in accordance with ASC 310-20. The Bank received $2.4 million in processing fees related to the PPP program. During the three months ended September 30, 2021 and 2020, the Bank recognized $0.1 million and $0.2 million, respectively, in processing fees for the PPP program. During the nine months ended September 30, 2021 and 2020, the Bank recognized $1.0 million and $0.3 million, respectively, in processing fees for the PPP program.

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2020, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. The Bank processed approximately $0.7 million in principal deferments to 84 loans, with an aggregate loan balance of $25.9 million, during year ended December 31, 2020. The principal deferments represent 0.24% of our total loan portfolio as of December 31, 2020. In accordance with the FDIC guidance, borrowers who were current prior to becoming affected by COVID-19, that received payment accommodations as a result of the pandemic, generally should not be reported as past due. There were no interest deferments granted and all loans given payment accommodations are still paying interest. There have been no payment accommodations granted during the nine months ended September 30, 2021. All loans granted payment accommodations during the year ended December 31, 2020 have commenced paying as agreed and are current as of September 30, 2021.

Effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses; however, to assess or predict how, and to what extent, COVID-19 will affect the Bank in the future will be difficult.

Critical Accounting Policies

Our critical accounting policies, which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of September 30, 2021, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2020.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents increased 239.94% or $116.0 million to $164.3 million as of September 30, 2021, from $48.3 million as of December 31, 2020. The increase in total cash and cash equivalents is primarily due to an increase in the balances of a related group of demand deposit accounts at the end of the quarter that are temporary in nature. Funds are placed in interest bearing deposits at the Federal Reserve until opportunities arise for investment in higher yielding assets.

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

As of September 30, 2021, our available for sale investment portfolio included U.S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $193.2 million and an amortized cost of $194.4 million for a net unrealized loss of approximately $1.2 million. As of September 30, 2021 and December 31, 2020, our investment securities portfolio represented approximately 27.93% and 25.32% of our total assets, respectively. The average yield on our investment securities was 1.09% and 1.59% at September 30, 2021 and December 31, 2020, respectively.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans are to borrowers located in our market area of Charleston, Dorchester and Berkeley counties of South Carolina.

Net loans decreased $8.1 million, or 2.57%, to $308.5 million as of September 30, 2021 from $316.6 million as of December 31, 2020. The decrease is primarily related to the forgiveness of PPP loans.

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

The following table is a summary of our loan portfolio composition (net of deferred fees and costs of $713,203 at September 30, 2021 and $676,155 at December 31, 2020, respectively) and the corresponding percentage of total loans as of the dates indicated.

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial	$45,923,118	14.68%	$51,041,397	15.91%
Commercial Real Estate Construction	10,802,322	3.45%	14,813,726	4.62%
Commercial Real Estate Other	160,119,820	51.18%	146,187,886	45.57%
Consumer Real Estate	77,530,313	24.78%	71,836,041	22.39%
Consumer Other	4,576,146	1.47%	4,480,491	1.40%
Payroll Protection Program	13,883,076	4.44%	32,443,132	10.11%
Total loans	312,834,795	100.00%	320,802,673	100.00%
Allowance for loan losses	(4,368,457)		(4,185,694)
Total loans, net	$308,466,338		$316,616,979

The increase in the deferred fees is directly associated with the processing fees the Bank received from the SBA for the PPP loans. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20.

Nonperforming Assets

Nonperforming Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. As of September 30, 2021, there were no loans 90 days past due still accruing interest.

The following table is a summary of our Nonperforming Assets:

	September 30, 2021	December 31, 2020
Commercial	$178,975	$178,975
Commercial Real Estate Other	926,808	923,828
Consumer Real Estate	—	40,893
Consumer Other	10,337	12,234
Total nonaccruing loans	1,116,120	1,155,930
Other real estate owned	—	—
Total nonperforming assets	$1,116,120	$1,155,930

On March 18, 2020, in recognition of the difficulties of COVID-19, the Chief Justice of South Carolina declared a statewide moratorium on evictions and foreclosures until directed by subsequent order of the Chief Justice. The South Carolina Supreme Court lifted its moratorium effective May 15, 2020. On August 8, 2020, the President of the United States of America issued an executive order that allows the Secretary of Housing and Urban Development to take action, as appropriate and consistent with applicable law, to promote the ability of renters and homeowners to avoid foreclosure and eviction resulting from financial hardships related to COVID-19. On August 27, 2020, the Federal Housing Finance Authority and Department of Housing and Urban Development announced it would extend its foreclosure and eviction moratorium through the end of 2020, benefiting homeowners who have mortgages guaranteed by Fannie Mae and Freddie Mac. On March 29, 2021, the federal eviction moratorium was extended again through September 30, 2021. On June 24, 2021, the federal eviction moratorium was extended again through July 31, 2021. On August 3, 2021, the CDC issued an eviction moratorium order in areas of substantial and high transmission that was subsequently lifted by the Supreme Court on August 26, 2021.

Allowance for Loan Losses

The allowance for loan losses was $4.4 million as of September 30, 2021 and $4.2 million as of December 31, 2020, or 1.46% and 1.45%, respectively, of outstanding loans, net of PPP loans. Because PPP loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve. At September 30, 2021 and December 31, 2020, the allowance for loan losses represented 391.40% and 362.11% of the total amount of nonperforming loans, respectively. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses at September 30, 2021 is adequate.

At September 30, 2021, impaired loans totaled $3.7 million, for which $0.2 million of these loans had a reserve of approximately $0.2 million allocated in the allowance for loan losses. Comparatively, impaired loans totaled $7.8 million as of December 31, 2020, and $1.0 million of these loans had a reserve of approximately $0.4 million allocated in the allowance for loan losses.

During the three months ended September 30, 2021, we recorded $903 in charge-offs and $63,057 of recoveries on loans previously charged-off, for net recoveries of $62,154. During the nine months ended September 30, 2021, we recorded $20,318 in charge-offs and $83,081 of recoveries on loans previously charged-off, for net recoveries of $62,763.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest-bearing deposits provided funding for 56.67% of average earning assets for the nine months ended September 30, 2021, and 56.62% for the nine months ended September 30, 2020. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Deposits
Non-interest bearing demand	$286,499,136	46.00%	$169,170,751	36.60%
Interest bearing demand	170,175,580	27.32%	140,602,723	30.42%
Money market accounts	88,730,966	14.25%	84,681,783	18.32%
Time deposits over $250,000	7,462,857	1.20%	4,493,189	0.97%
Other time deposits	14,296,961	2.30%	16,205,942	3.51%
Other savings deposits	55,625,779	8.93%	47,043,243	10.18%
Total deposits	$622,791,279	100.00%	$462,197,631	100.00%

Deposits increased 34.75% or $160.6 million from December 31, 2020 to September 30, 2021 primarily due to an increase in the balances of a related group of demand deposit accounts at the end of the quarter that are in temporary in nature.

At September 30, 2021 and December 31, 2020, deposits with an aggregate deficit balance of $143,416 and $100,304, respectively, were re-classified as other loans.

Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020

Net income increased $0.02 million or 1.39% to $1.7 million, or basic and diluted earnings per share of $0.31 and $0.30, respectively, for the three months ended September 30, 2021, from $1.7 million, or basic and diluted earnings per share of $0.31 and $0.30, respectively, for the three months ended September 30, 2020. Our annualized returns on average assets and average equity for the three months ended September 30, 2021 were 1.15% and 12.32%, respectively, compared with 1.28% and 12.34%, respectively, for the three months ended September 30, 2020.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest-bearing assets. Net interest income remained consistent with the three months ended September 30, 2020, at $4.2 million for the three months ended September 30, 2021. Average loans decreased $7.8 million or 2.37% to $319.1 million for the three months ended September 30, 2021, compared to $326.9 million for the three months ended September 30, 2020. The yield on average loans (including fees) was 5.02% and 5.09% for the three months ended September 30, 2021 and September 30, 2020, respectively. Interest income on loans decreased $0.2 million for the three months ended September 30, 2021 to $3.6 million from $3.8 million for the three months ended September 30, 2020.

The average balance of interest bearing deposits at the Federal Reserve increased $18.1 million or 30.17% to $77.9 million for the three months ended September 30, 2021, with a yield of 0.16% as compared to $59.8 million for the three months ended September 30, 2020, with a yield of 0.11%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of our allowance for loan losses. For the three months ended September 30, 2021, we had no provision of loan losses compared to a provision of $40,000 for the same period in the prior year. The decrease in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income increased $0.1 million or 16.40% to $1.1 million for the three months ended September 30, 2021, from $1.0 million for the three months ended September 30, 2020. This increase was primarily due to gain on sales of investment securities. Three investment securities were sold during the quarter ended September 30, 2021, resulting in a gain on sale of $0.3 million.

Non-Interest Expense

Non-interest expense increased $0.1 million or 3.83% to $3.0 million for the three months ended September 30, 2021 from $2.9 million for the three months ended September 30, 2020. This increase is related to increases in salaries and wages and net occupancy expenses during the three months ended September 30, 2021.

Income Tax Expense

We incurred income tax expense of $0.5 million for the three months ended September 30, 2021 as compared to $0.5 million during the same period in 2020. Our effective tax rate was 23.34% and 23.39% for the three months ended September 30, 2021 and 2020, respectively.

Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020

Net income increased $0.5 million or 10.16% to $5.2 million, or basic and diluted earnings per share of $0.94 and $0.92, respectively, for the nine months ended September 30, 2021, from $4.7 million, or basic and diluted earnings per share of $0.85 and $0.83, respectively, for the nine months ended September 30, 2020. Our annualized returns on average assets and average equity for the nine months ended September 30, 2021 were 1.23% and 12.64%, respectively, compared with 1.28% and 11.77%, respectively, for the nine months ended September 30, 2020.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest-bearing assets. Net interest income increased $0.5 million or 4.10% to $13.1 million for the nine months ended September 30, 2021 from $12.6 million for the nine months ended September 30, 2020. This increase was primarily due to the recognition of PPP processing fees. During the nine months ended September 30, 2021 and 2020, the Bank recognized $1.0 million and $0.3 million, respectively, in processing fees from the PPP program.

The average balance of interest bearing deposits at the Federal Reserve increased $2.3 million or 103.75% to $62.2 million for the nine months ended September 30, 2021, with a yield of 0.12% as compared to $60.0 million for the nine months ended September 30, 2020, with a yield of 0.39%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of our allowance for loan losses. For the nine months ended September 30, 2021, we had a provision of loan losses of $120,000 compared to a provision of $40,000 for the same period in the prior year. The increase in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses.

Non-Interest Income

Other income increased $0.7 million or 31.00% to $3.0 million for the nine months ended September 30, 2021, from $2.3 million for the nine months ended September 30, 2020. This increase was primarily due to gain on sales of investment securities as well as income from mortgage banking activity. Three investment securities were sold during the nine months ended September 30, 2021, resulting in a gain on sale of $0.3 million. The Bank sold mortgage loans held for sale in the amount of $141.6 million during the nine months ended September 30, 2021 compared to $114.1 million during the nine months ended September 30, 2020.

Non-Interest Expense

Non-interest expense increased $0.5 million or 5.79% to $9.2 million for the nine months ended September 30, 2021 from $8.7 million for the nine months ended September 30, 2020. This increase was primarily due to an increase in FDIC assessments as a result of the depletion of the FDIC Small Bank Assessment Credits used in 2020. Additionally, there was an increase in occupancy expenses resulting from contractual lease obligations.

Income Tax Expense

We incurred income tax expense of $1.6 million for the nine months ended September 30, 2021 as compared to $1.4 million during the same period in 2020. Our effective tax rate was 23.58% and 23.32% for the nine months ended September 30, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $118.4 million and $122.8 million at September 30, 2021 and December 31, 2020, respectively.

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

Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2021 and December 31, 2020 was $0.8 million and $0.8 million, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments on mortgage loans held for sale totaling $5.8 million and $13.0 million at September 30, 2021 and December 31, 2020, respectively. The fair value of these commitments was not significant at September 30, 2021 or December 31, 2020. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $141.6 million at September 30, 2021 and $57.2 million at December 31, 2020. For the three and nine months ended September 30, 2021, there was one loan repurchased with a principal balance of $0.2 million. There were no loans repurchased during the three and nine months ended September 30, 2020.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, interest-bearing deposits in other banks, federal funds sold, investments available for sale, other short-term investments and mortgage loans held for sale. Our primary liquid assets accounted for 52.51% and 36.83% of total assets at September 30, 2021 and December 31, 2020, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At September 30, 2021, we had unused short-term lines of credit totaling approximately $41.0 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for additional liquidity needs include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and sale of mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At September 30, 2021, we could borrow up to $67.0 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest-bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At September 30, 2021 and December 31, 2020, our liquidity ratio was 56.53% and 38.63%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase stock. Total shareholders’ equity as of September 30, 2021 was $54.4 million. The rate of asset growth since our inception has not negatively impacted this capital base.

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

On November 4, 2019, the federal banking agencies jointly issued a final rule on an optional, simplified measure of capital adequacy for qualifying community banking organizations called the community bank leverage ratio (“CBLR”) framework effective on January 1, 2020. The Bank adopted this rule as of March 31, 2020 and will no longer be subject to other capital and leverage requirements. A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. On October 9, 2020, the federal banking agencies jointly issued a final rule on the CBLR framework effective November 9, 2020. Under the final rule, the CBLR is 8.0% for the year ended December 31, 2020, 8.5% for the year ended December 31, 2021, and 9.0% thereafter to be considered well capitalized. Additionally, the qualifying community banking institution must be a non-advanced approaches FDIC supervised institution. The final rule adopts Tier 1 capital and existing leverage ratio into the CBLR framework. A bank meeting CBLR qualifying criteria is deemed to have met the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule. The Bank’s CBLR as of September 30, 2021 and December 31, 2020, was 9.40% and 10.19%, respectively. As of September 30, 2021, the Company and the Bank were categorized as “well capitalized.”

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of September 30, 2021 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2021, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. Based on this assessment, management believes that as of September 30, 2021, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

1. The Consolidated Financial Statements are included in this Form 10-Q and listed on pages as indicated.

Exhibits
2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S on September 23, 2011)
4.0	2021 Proxy Statement (Filed with 2020 10-K)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with September 30, 2013 10-Q)
10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
Employee Stock Ownership Plan, Restated (Filed with 2016 10-K
10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)
10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)

10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.12	Extension to Lease Agreement for 256 Meeting Street (Filed with September 30, 2017 10-Q)
10.13	North Charleston Lease Agreement (Filed with September 30, 2017 10-Q)
10.14	Sublease Amendment for Parking Facilities at 256 Meeting Street (Filed with September 30, 2017 10-Q)
10.15	2020 Stock Incentive Plan (Filed with 2020 Proxy Statement)
10.16	2021 Stock Incentive Plan for Independent Directors (filed with 2021 Proxy Statement)
10.17	Lease Agreement for 1730 Maybank Highway Charleston, SC (Filed within)

14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of South Carolina Corporation

November 5, 2021
	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President