Form 10-K
period 2021-12-31
BANK OF SOUTH CAROLINA CORP
filed 2022-03-04
CIK 1007273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on June 30, 2021 was $73,575,011.

As of February 24, 2022, the Registrant has outstanding 5,543,976 shares of common stock.

BANK OF SOUTH CAROLINA CORPORATION

AND SUBSIDIARY

Table of Contents

PART I

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Bank of South Carolina Corporation (the “Company”) of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-K. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described below:

●	Risk from changes in economic, monetary policy, and industry conditions

●	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources

●	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation

●	Risk inherent in making loans including repayment risks and changes in the value of collateral

●	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans

●	Level, composition, and re-pricing characteristics of the securities portfolio

●	Deposit growth and changes in the mix or type of deposit products and services

●	Continued availability of senior management and ability to attract and retain key personnel

●	Technological changes

●	Increased cybersecurity risk, including potential business disruptions or financial losses

●	Ability to control expenses

●	Ability to compete in our industry and competitive pressures among depository and other financial institutions

●	Changes in compensation

●	Risks associated with income taxes including potential for adverse adjustments

●	Changes in accounting policies and practices

●	Changes in regulatory actions, including the potential for adverse adjustments

●	Recently enacted or proposed legislation and changes in political conditions

●	Pandemic risk, including COVID-19, and related quarantine and/or stay-at-home policies and restrictions

●	Impact of COVID-19 on the collectability of loans

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

Market Area

The Bank operates as an independent, community oriented, commercial bank providing a broad range of financial services and products to the Charleston – North Charleston metro area, which includes Charleston, Berkeley, and Dorchester county. We have five banking house locations: 256 Meeting Street, Charleston, SC; 100 North Main Street, Summerville, SC; 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC; 2027 Sam Rittenberg Boulevard, Charleston, SC; and 9403 Highway 78, North Charleston, SC. We also have a future banking house location at 1730 Maybank Highway, Charleston, SC that is scheduled to open in June 2023.

The Charleston – North Charleston metro area grew 11.79% from 2015 to 2020 according to the U.S. Bureau of Economic Analysis based on real gross domestic product. Prior to the economic contraction resulting from government-imposed shutdowns imposed at the onset of the COVID-19 pandemic in March 2020, real gross domestic product grew 15.27% from 2015 – 2019. Charleston and Berkeley counties are ranked in the top ten economies in South Carolina based on real gross domestic product according to the U.S. Bureau of Economic Analysis. The largest nonfarm employers in our market area are trade, transportation, and utilities; government; and professional and business services. Trade, transportation and utilities has been the main economic driver of the growth in the area over the last five years. This includes manufacturing campuses for Boeing, Volvo Cars, and Mercedes-Benz Vans in the area. Based on Bureau of Labor Statistics, in October 2021 the Charleston area unemployment rate was 2.8% compared to 4.6% nationally. The Charleston area continues to rank higher than the other major metropolitan areas of the state of South Carolina in talent, innovative capacity, entrepreneurial and business environment, and livability.

References to “we,” “us,” “our,” “the Bank,” or “the Company” refer to the parent and its subsidiary, that are consolidated for financial reporting purposes.

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

Commercial Loans

As of December 31, 2021, $45.8 million, or 14.94%, of our loan portfolio consisted of commercial loans. We originate various types of secured and unsecured commercial loans to customers in our market area in order to provide customers with working capital and funds for other general business purposes. The terms of these loans generally range from less than one year to 10 years. These loans bear either a fixed interest rate or an interest rate linked to a variable market index, depending on the individual loan, its purpose, and underwriting of that loan.

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

Commercial Real Estate Loans

As of December 31, 2021, commercial real estate construction loans comprised $12.1 million, or 3.93%, of our loan portfolio. We make construction loans for commercial properties to businesses. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Loans are typically underwritten with a maximum loan to value ratio of 80% based on current appraisals with value defined as the purchase price, appraised value, or cost of construction, whichever is lower. Repayment of construction loans on non-residential and income-producing properties is normally attributable to rental income, income from the borrower’s operating entity, or the sale of the property. Construction loans are interest-only during the construction period, which typically does not exceed twelve months, and are often amortized or paid-off with permanent financing.

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

As of December 31, 2021, $165.7 million, or 54.04%, of our loan portfolio consisted of other commercial real estate loans, excluding commercial construction loans. Properties securing our commercial real estate loans are primarily comprised of business owner-occupied properties, small office buildings and office suites, and income-producing real estate.

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

Commercial real estate loans generally carry higher credit risks than our other lending activities, as they typically involve larger loan balances concentrated with single borrowers or a group of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is largely dependent upon sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions not within the control of the borrower or lender could affect the value of the underlying collateral or the future cash flow of the property.

Consumer Loans

Consumer real estate loans were $71.3 million, or 23.26%, of the loan portfolio as of December 31, 2021. Consumer real estate loans consist of consumer construction loans, home equity lines of credit (“HELOCs”), and mortgage originations. We make mortgage and construction loans for owner-occupied residential properties. Advances on construction loans are in accordance with a schedule reflecting the cost of construction, but are limited to a maximum loan-to-value ratio of 80%. Before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan. Similar to commercial real estate construction financing, consumer construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimated value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. Construction loans also expose us to risk that improvements will not be completed on time in accordance with plans, specifications, and projected costs.

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

Other consumer loans totaled $3.8 million, or 1.23% of the loan portfolio, as of December 31, 2021. These loans are originated for various purposes, including the purchase of automobiles, boats, and other personal items or needs.

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

Paycheck Protection Program

Paycheck Protection Program (“PPP”) loans were $8.0 million, or 2.60% of the loan portfolio as of December 31, 2021, compared to $32.4 million, or 10.11% of the loan portfolio, as of December 31, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (“Economic Aid Act”) was enacted, which reauthorized lending under the PPP program through March 31, 2021, with an additional $325.0 billion. Under the program, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for payroll and other permitted purposes in accordance with the requirements of the program. These loans were originated to assist small businesses affected by the coronavirus. The Bank originated $55.3 million in PPP loans to 480 customers as of December 31, 2021.

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

a) Minimize risk to depositors’ funds

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

Employees

At December 31, 2021, we employed 81 people, with one individual considered hourly, none of whom are subject to a collective bargaining agreement. We provide a variety of benefit programs including an Employee Stock Ownership Plan and Trust; Stock Incentive Plan; and health, life, disability and other insurance. We believe our relationship with our employees is excellent.

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

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: proprietary trading and the ownership or sponsorship of private equity or hedge funds that are referred to as covered funds. Proprietary trading, in general, is trading in securities on a short-term basis for a banking entity’s own account. In December 2013, federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. As of December 31, 2021, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

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

Capital Requirements

The Federal Reserve Board imposes certain capital requirements on the Company under the Bank Holding Company Act, including a minimum leverage ratio and minimum ratio of “qualifying” capital to risk-weighted assets or a community bank leverage ratio for qualifying community banking organizations. These requirements are essentially the same as those that apply to the Bank and are described under “Regulatory Capital Requirements” in the notes to the consolidated financial statements (see Note 18). The ability of the Company to pay dividends to shareholders depends on the Bank’s ability to pay dividends to the Company, which is subject to regulatory restrictions as described below in “Dividends.”

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

The Company’s headquarters is located at 256 Meeting Street in downtown Charleston, South Carolina. This site is also the location of the main office of the Bank. The Bank also operates from four additional locations: 100 North Main Street, Summerville, SC; 1337 Chuck Dawley Boulevard, Mount Pleasant, SC; 2027 Sam Rittenberg Boulevard, Charleston, SC; and 9403 Highway 78, North Charleston, SC. The Bank also plans to open an additional banking location in June 2023 at 1730 Maybank Highway, Charleston, SC. The Company owns the 2027 Sam Rittenberg Boulevard location, which houses the Operations Department of the Bank as well as a banking office. The Company leases all other locations, including the future banking location. The owned location is not encumbered and all of the leases have renewal options. Each banking location is suitable and adequate for banking operations.

Item 3.	Legal Proceedings

In our opinion, there are no legal proceedings pending other than routine litigation incidental to the Company’s business involving amounts that are not material to our financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At December 31, 2021, there were 5,841,240 shares issued and 5,541,266 shares outstanding of the 12,000,000 authorized shares of common stock of the Company. Our common stock is traded on the NASDAQ under the trading symbol “BKSC”.

Information regarding the historical market prices of our common stock and dividends declared on that stock is shown below.

	High	Low	Dividends
2021
Quarter ended March 31, 2021	$23.28	$16.00	$0.27
Quarter ended June 30, 2021	$22.70	$19.81	$0.17
Quarter ended September 30, 2021	$22.84	$19.64	$0.17
Quarter ended December 31, 2021	$20.60	$19.79	$0.17

2020
Quarter ended March 31, 2020	$19.39	$11.65	$0.16
Quarter ended June 30, 2020	$18.19	$13.75	$0.16
Quarter ended September 30, 2020	$17.18	$15.69	$0.17
Quarter ended December 31, 2020	$16.91	$15.95	$0.17

2019
Quarter ended March 31, 2019	$19.30	$18.12	$0.16
Quarter ended June 30, 2019	$20.01	$17.52	$0.16
Quarter ended September 30, 2019	$19.32	$18.34	$0.26
Quarter ended December 31, 2019	$18.99	$18.24	$0.16

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

At our December 1995 Board Meeting, the Board of Directors authorized the repurchase of up to 140,918 shares of its common stock on the open market. At our October 1999 Board Meeting, the Board of Directors authorized the repurchase of up to 45,752 shares of its common stock on the open market and again at our September 2001 Board meeting, the Board of Directors authorized the repurchase of up to 54,903 shares of its common stock on the open market. At the Annual Meeting in 2020, the Board of Directors authorized a stock repurchase plan of up to $1.0 million. The Company repurchased 25,067 shares of its common stock for $398,868 during the year ended December 31, 2020. The Company did not repurchase any common shares during the years ended December 31, 2021 and 2019. As of the date of this report, the Company owns 299,974 shares, adjusted for five 10% stock dividends and a 25% stock dividend. At the Annual Meeting in 2007, the shareholders voted to increase the number of authorized shares from 6,000,000 to 12,000,000.

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

The Board of Directors of the Bank approved a cash contribution of $540,000, $540,000, and $510,000 to the ESOP for the fiscal years ended December 31, 2021, 2020, and 2019, respectively. The contributions were made during the respective fiscal years.

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

The Bank is the Plan Administrator. Eugene H. Walpole, IV, Fleetwood S. Hassell, Sheryl G. Sharry and Douglas H. Sass, currently serve as the Plan Administrative Committee and Trustees for the Plan. At December 31, 2021, the Plan owned 361,565 shares of common stock of the Company.

THE BANK OF SOUTH CAROLINA STOCK INCENTIVE PLANS

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

We also have a stock incentive plan to provide equity incentive compensation to the Company's eligible independent directors. The plan was approved by the shareholders in 2021 and has 150,000 shares reserved. Under the 2021 plan, options may be granted to eligible independent directors at a price not less than the fair market value of the shares at the date of grant. Options granted to independent directors become vested as to 20% of the options per year and will be fully vested after five years. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. Each independent director is eligible to participate in the 2021 plan if the Compensation Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to our profits or growth.

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

Item 6. [Reserved]

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

OVERVIEW

The Company is a bank holding company headquartered in Charleston, South Carolina, with $679.2 million in assets as of December 31, 2021 and net income of $6.7 million for the year ended December 31, 2021. The Company offers a broad range of financial services through its wholly owned subsidiary, the Bank. The Bank is a state-chartered commercial bank, which operates principally in the Charleston, Dorchester, and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long-standing relationships.

We derive most of our income from interest on loans and investment securities. The primary source of funding for making these loans and purchasing investment securities is our interest-bearing and non-interest-bearing deposits. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

In addition to earning interest on loans and investment securities, we earn income through fees and other expenses we charge to the customer. The various components of other income and other expenses are described in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position and operating results as of and for the year ended December 31, 2021 as compared to December 31, 2020 and our operating results for 2020 compared to 2019, and should be read in conjunction with the consolidated financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

The following table sets forth certain summary financial information concerning the Company and its wholly-owned subsidiary for the last five years. The information was derived from the audited consolidated financial statements. The information should be read in conjunction with this section of the report, and the audited consolidated financial statements and notes, which are presented in Item 8 of this report.

	2021	2020	2019	2018	2017
For December 31:
Net income	$6,744,865	$6,460,631	$7,318,433	$6,922,934	$4,901,825
Selected year end balances:
Total assets	679,220,646	532,494,599	445,012,520	429,135,198	446,566,498
Total loans[1]	309,406,617	333,768,406	279,134,958	275,863,705	272,274,363
Investment securities available for sale	212,347,489	134,819,818	100,449,956	119,668,874	139,250,250
Interest-bearing deposits at the Federal Reserve	128,971,429	42,348,085	39,320,526	25,506,784	24,034,194
Earning assets	650,725,535	510,936,309	418,905,440	421,039,363	435,558,807
Total deposits	609,191,576	462,197,631	379,191,655	382,378,388	402,888,300
Total shareholders’ equity	53,917,633	54,980,356	51,168,032	45,462,561	42,764,635
Weighted Average Shares Outstanding - basic	5,531,518	5,526,948	5,522,025	5,500,027	5,471,001
Weighted Average Shares Outstanding - diluted	5,680,482	5,678,543	5,588,090	5,589,012	5,568,493

For the Year:
Selected average balances:
Total assets	$589,379,985	$502,628,318	$440,615,140	$430,495,412	$428,174,359
Total loans[1]	324,078,445	313,303,363	281,508,711	277,223,600	264,881,222
Investment securities available for sale	167,250,568	112,970,054	106,421,507	123,347,669	130,161,937
Interest-bearing deposits at the Federal Reserve	75,734,060	54,231,372	34,713,982	20,151,823	23,558,893
Earning assets	567,063,073	480,504,789	422,644,200	420,723,092	418,602,052
Total deposits	519,900,412	434,071,108	381,687,960	386,025,147	384,524,305
Total shareholders’ equity	54,838,166	54,021,647	49,242,545	43,691,359	43,121,778

Performance Ratios:
Return on average equity	12.30%	11.96%	14.86%	15.85%	11.37%
Return on average assets	1.14%	1.29%	1.66%	1.61%	1.14%
Average equity to average assets	9.30%	10.75%	11.18%	10.15%	10.07%
Net interest margin	3.06%	3.52%	4.28%	4.15%	3.76%
Net (recoveries) charge-offs to average loans	-0.02%	0.02%	0.14%	-0.01%	0.01%
Allowance for loan losses as a percentage of total loans[2]	1.43%	1.30%	1.46%	1.53%	1.43%

Per Share:
Basic income per common share[3]	$1.22	$1.17	$1.33	$1.26	$0.90
Diluted income per common share[3]	$1.19	$1.14	$1.31	$1.24	$0.88
Year end book value[3]	$9.73	$9.96	$9.25	$8.25	$7.79
Dividends per common share	$0.78	$0.66	$0.74	$0.58	$0.58
Dividend payout ratio	63.98%	56.44%	55.88%	54.68%	58.87%
Full time employee equivalents	79	76	79	79	77

(1)	Including mortgage loans to be sold.

(2)	Excluding mortgage loans to be sold.

(3)	Adjusted to retroactively reflect 10% stock dividend issued during the year ended December 31, 2018.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”) and with general practices within the banking industry in the preparation of our consolidated financial statements. Our significant accounting policies are set forth in the notes to the consolidated financial statements in Item 8 of this report.

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

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared COVID-19 a pandemic. Due to orders issued by the governor of South Carolina and in an abundance of caution for the health of our customers and employees, in March 2020 the Bank closed lobbies to all 5 offices but remained fully operational. The Bank subsequently reopened all of the lobbies in June 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the program, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for payroll and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and as long as the borrower submits its loan forgiveness application within ten months of completion of the covered period. The borrower is not required to make any payments until the forgiveness amount is remitted to the lender by the SBA. The Bank received a processing fee from the SBA ranging from 1% to 5% based on the size of the loan. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/ HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. The Bank has provided $55.3 million in funding to 480 customers through the PPP as of December 31, 2021. Because these loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated allowance.

Borrowers must submit a forgiveness application within ten months of the completion of the covered period. Once the borrower has submitted the application, the Bank has 60 days to review, issue a lender decision, and submit the decision and application to the SBA. Once the application is submitted, the SBA has 90 days to review and remit the appropriate forgiveness amount to the Bank plus any interest accrued through the date of payment. The SBA began accepting PPP Forgiveness Applications on August 10, 2020. As of December 31, 2021, the Bank received 371 PPP forgiveness applications, in the amount of $49.1 million in principal, and submitted 361 applications and decisions to the SBA, in the amount of $47.7 million in principal. Of the 391 PPP submissions, 351 loans, in the amount of $46.9 million, were forgiven as of December 31, 2021. Upon forgiveness the Bank will recognize the deferred fee income in accordance with ASC 310-20. The Bank received processing fees of $2.4 million and recognized $1.3 million and $0.6 million during the years ended December 31, 2021 and 2020, respectively.

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. During 2020, the Bank processed approximately $0.7 million in principal deferments to 84 customers, with an aggregate loan balance of $29.7 million. The principal deferments represented 0.24% of our total loan portfolio as of December 31, 2020. The Bank did not process any principal deferments during the year ended December 31, 2021. The Bank has examined the payment accommodations granted to borrowers in response to COVID-19 and classified 9 loans, with an aggregate loan balance of $4.0 million, that were granted payment accommodations as TDRs given the continued financial difficulty of the customer, associated industry risk, and multiple deferral requests. All other borrowers were current prior to relief, were not experiencing financial difficulty prior to COVID-19, and the Bank determined they were not considered TDRs. As of December 31, 2021, 4 of the TDRs were removed from TDR status due to improvement in financial condition and sustained performance under the restructured terms, 2 TDRs were paid off through refinancing into new loans at market terms, and 1 TDR was paid off. Two loans with a balance of $0.5 million remain in TDR status as of December 31, 2021. Additionally, of the 75 customers that received payment accommodations that were not classified as TDRs, 41 customers, with an aggregate loan balance of $9.9 million, have paid their loan in full as of December 31, 2021. The remaining loans are paying as agreed as of December 31, 2021. There are no loans that received payment accommodation past due greater than 30 days. The Bank will continue to examine payment accommodations as requested by our borrowers.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (“Economic Aid Act”) was enacted, which reauthorized lending under the PPP program through March 31, 2021, with an additional $325 billion. Under this Act, the SBA will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for payroll and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of five years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and as long as the borrower submits its loan forgiveness application within ten months of completion of the covered period, the borrower is not required to make any payments until the forgiveness amount is remitted to the lender by the SBA. The Bank will receive a processing fee based on the size of the loan from the SBA and a tiered structure. For loans up to $50,000 in principal, the lender processing fee will be the lesser of 50% of the principal amount or $2,500. For loans between $50,000 and $350,000 in principal, the lender processing fee will be 5% of the principal amount. For loans $350,000 and above, the lender processing fee will be 3% of the principal amount. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20. Over the course of the PPP program, the Bank extended 480 loans with a total loan amount of $55.3 million.

While the effects of COVID-19 have impacted all industries to varying degrees, during 2020 the Bank assessed the retail and/or service, food and beverage, and short-term rental industries in our geographic area as having a higher risk due to the possibility of the primary source of repayment not materializing. These industries are dependent upon the hospitality industry and were affected by the mandates issued by the Governor of South Carolina to limit occupancy or close for a period of time. Our loans in these industries represented 3.96% of our loan portfolio at December 31, 2020 and were temporarily downgraded to our “Watch” category during 2020. In May 2021, due to improving economic conditions, increased vaccination rates and a continued reopening of the South Carolina economy, these loans were upgraded to our “Satisfactory” category.

Effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses. However, it is difficult to assess or predict how, and to what extent, COVID-19 will affect the Bank in the future.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2021 TO DECEMBER 31, 2020

Net income increased $0.2 million or 4.40% to $6.7 million, or basic and diluted income per share of $1.22 and $1.19, respectively, for the year ended December 31, 2021 from $6.5 million or basic and diluted income per share of $1.17 and $1.14, respectively, for the year ended December 31, 2020. This increase was primarily due to higher average earning asset balances coupled with a decline in our cost of funds. Our returns on average assets and average equity for the year ended December 31, 2021 were 1.14% and 12.30%, respectively, compared to 1.29% and 11.96%, respectively, for the year ended December 31, 2020.

Net interest income increased $0.5 million or 2.61% to $17.4 million for the year ended December 31, 2021 from $16.9 million for the year ended December 31, 2020. This increase was primarily due to an increase in interest and fees on PPP loans and investment securities. Interest and fees on loans and investment securities increased $0.4 million or 2.35% to $17.1 million for the year ended December 31, 2021 from $16.7 million for the year ended December 31, 2020, as the result of higher balances of average earning assets.

Average earning assets increased $86.6 million or 18.01% to $567.1 million for the year ended December 31, 2021 from $480.5 million for the year ended December 31, 2020. This is primarily related to an increase in the average balance of investment securities and interest-bearing deposits at the Federal Reserve and, to a lesser extent, loans. The increase in investment securities and interest-bearing balances at the Federal Reserve reflect the deployment of excess funds resulting from an $85.8 million increase in average deposits during the year.

The provision to the allowance for loan losses for the year ended December 31, 2021 was $120,000 compared to $240,000 for the year ended December 31, 2020. The decrease was primarily driven by the composition of our loan portfolio in accordance with our allowance for loan loss methodology. The Board of Directors determined that this provision was appropriate based upon the adequacy of our reserve. Charge-offs of $20,990 and recoveries of $92,283, together with the provision to the allowance, resulted in an allowance for loan losses of $4.4 million or 1.43% of total loans as of December 31, 2021. The allowance for loan losses is 1.47% of total loans net of PPP loans.

Other income increased $0.5 million or 13.61% to $3.9 million for the year ended December 31, 2021, from $3.4 million for the year ended December 31, 2020. Other income reflects increases in gain on sales of securities of $0.3 million and service charges and fees of $0.2 million. Our mortgage banking income increased $46,700 or 2.06% to $2.3 million for the year ended December 31, 2021 from $2.3 million for the year ended December 31, 2020 due to elevated volume associated with a continuation of the low interest rate environment. Mortgage banking income is highly influenced by mortgage interest rates and the housing market.

Other expense increased $0.6 million or 5.45% to $12.3 million for the year ended December 31, 2021, from $11.7 million for the year ended December 31, 2020. Salaries and employee benefits increased approximately $0.2 million, or 3.03%, due to increased benefits, payroll taxes and other employee-related costs. Net occupancy expense increased approximately $0.2 million due to rent escalation provisions in certain of our leases. Other operating expense increased $0.2 million, or 14.45%, due to certain loan-related costs and higher FDIC insurance assessments resulting from an increase in deposit balances.

For the year ended December 31, 2021, the Company’s effective tax rate was 23.50% compared to 23.33% during the year ended December 31, 2020.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2020 TO DECEMBER 31, 2019

Net income decreased $0.8 million or 11.72% to $6.5 million, or basic and diluted income per share of $1.17 and $1.14, respectively, for the year ended December 31, 2020 from $7.3 million or basic and diluted income per share of $1.33 and $1.31, respectively, for the year ended December 31, 2019. This decrease was primarily due to interest and fee income received on loans tied to changes in variable interest rates as a result of the significant decrease in interest rates at the Federal Reserve during the end of the first quarter of 2020, combined with below market interest rates on PPP loans. Our returns on average assets and average equity for the year ended December 31, 2020 were 1.29% and 11.96%, respectively, compared to 1.66% and 14.86%, respectively, for the year ended December 31, 2019.

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

The provision to the allowance for loan losses for the year ended December 31, 2020 was $240,000 compared to $180,000 for the year ended December 31, 2019. The increase was primarily driven by the composition of our loan portfolio in accordance with our allowance for loan loss methodology. The Board of Directors determined that this provision was appropriate based upon the adequacy of our reserve. Charge-offs of $0.3 million and recoveries of $0.2 million, together with the provision to the allowance, resulted in an allowance for loan losses of $4.2 million or 1.30% of total loans as of December 31, 2020. The allowance for loan losses is 1.45% of total loans, net of PPP loans.

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

Other expense increased $1.1 million or 9.89% to $11.7 million for the year ended December 31, 2020, from $10.6 million for the year ended December 31, 2019. Salaries and employee benefits increased approximately $0.6 million due to increased salaries and commissions on robust mortgage activity. Net occupancy expense increased approximately $0.6 million due to a full year of occupancy in our North Charleston office, which opened in September 2019.

For the year ended December 31, 2020, the Company’s effective tax rate was 23.33% compared to 22.91% during the year ended December 31, 2019.

ASSET AND LIABILITY MANAGEMENT

We manage our assets and liabilities to ensure there is sufficient liquidity to enable management to fund deposit withdrawals, loan demand, capital expenditures, reserve requirements, operating expenses, and dividends; and to manage daily operations on an ongoing basis. Funds are primarily provided by the Bank through customer deposits, principal and interest payments on loans, mortgage loan sales, the sale or maturity of securities, temporary investments and earnings. The Asset Liability/Investment Committee (“ALCO”) manages asset and liability procedures though the ultimate responsibility rests with the President/Chief Executive Officer. At December 31, 2021, total assets increased 27.55% to $679.2 million from $532.5 million as of December 31, 2020 and total deposits increased 31.8% to $609.2 million from $462.2 million as of December 31, 2020.

As of December 31, 2021, earning assets, which are composed of U.S. Treasury, Government Sponsored Enterprises and Municipal Securities in the amount of $212.3 million, interest-bearing deposits at the Federal Reserve in the amount of $129.0 million and total loans, including mortgage loans held for sale, in the amount of $309.4 million, constituted approximately 95.80% of our total assets.

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

Our policy is to minimize interest rate risk between interest-earning assets and interest-bearing liabilities at various maturities and to attempt to maintain an asset sensitive position over a one-year period. By adhering to this policy, we anticipate that our net interest margins will not be materially affected, unless there is an extraordinary and or precipitous change in interest rates. The average net interest rate margin for 2021 decreased to 3.06% from 3.52% for 2020. At December 31, 2021 and 2020, our net cumulative gap was liability sensitive for periods less than one year and asset sensitive for periods of one year or more. The reason for the shift in sensitivity is the direct result of management’s strategic decision to invest excess funds held at the Federal Reserve into fixed rate investment securities that match our investment policy objectives. Management is aware of this departure from policy and will continue to closely monitor our sensitivity position going forward.

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

At December 31, 2021, the average maturity of the investment portfolio was 4.76 years with an average yield of 1.02% compared to 4.57 years with an average yield of 1.60% at December 31, 2020.

We do not take foreign exchange or commodity risks. In addition, we do not own mortgage-backed securities nor do we have any exposure to the sub-prime market or any other distressed debt instruments.

The following table summarizes our interest sensitivity position as of December 31, 2021.

	One Day	Less than three months	Three months to less than six months	Six months to less than one year	One year to less than five years	Five years or more	Total	Estimated Fair Value
(in thousands)
Interest-earning assets
Loans[1]	$76,173	$24,908	$24,070	$27,492	$139,572	$17,678	$309,893	$293,732
Investment securities available for sale[2]	—	2,355	5,001	5,400	143,879	58,412	215,047	212,347
Interest-bearing deposits at the Federal Reserve	128,971	—	—	—	—	—	128,971	128,971
Total	$205,144	$27,263	$29,071	$32,892	$283,451	$76,090	$653,911	$635,050

Interest-bearing liabilities
CD’s and other time deposits less than $250,000	$—	$4,766	$3,328	$3,801	$1,972	$3	$13,870	$14,156
CD’s and other time deposits $250,000 and over	—	2,048	3,806	1,564	—	—	7,418	7,272
Money Market and Interest Bearing Demand Accounts	264,682	—	—	—	—	—	264,682	519,233
Savings	68,671	—	—	—	—	—	68,671	68,671
Total	$333,353	$6,814	$7,134	$5,365	$1,972	$3	$354,641	$609,332

Net	$(128,209)	$20,449	$21,937	$27,527	$281,479	$76,087	$299,270
Cumulative		$(107,760)	$(85,823)	$(58,296)	$223,183	$299,270

(1)	Including mortgage loans to be sold and deferred fees.

(2)	At amortized cost based on the earlier of the call date or scheduled maturity.

LIQUIDITY

Historically, we have maintained our liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets.

The following table summarizes future contractual obligations as of December 31, 2021.

	Total	Less than one year	One to five years	After five years
Contractual Obligations
(in thousands)
Time deposits	$21,289	$19,313	$1,972	$4
Operating leases	18,104	1,175	4,700	12,229
Total contractual cash obligations	$39,393	$20,488	$6,672	$12,233

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, investment securities available for sale, interest-bearing deposits at the Federal Reserve, and mortgage loans held for sale. Our primary liquid assets accounted for 52.30% and 36.83% of total assets at December 31, 2021 and 2020, respectively. Investment securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the investment securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At December 31, 2021, we had unused short-term lines of credit totaling approximately $41 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for liquidity include increasing deposits by raising interest rates paid and selling mortgage loans held for sale. We also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At December 31, 2021, we could borrow up to $72.1 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest bearing demand accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our reliance on certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At December 31, 2021 and 2020, our liquidity ratio was 56.43% and 38.63%, respectively.

Average earning assets increased by $86.6 million from 2020 to 2021. This increase is primarily related to an increase in the average balance of investment securities and interest-bearing deposits at the Federal Reserve and, to a lesser extent, loans. The increase in investment securities and interest-bearing balances at the Federal Reserve reflect the deployment of excess funds resulting from an $85.8 million increase in average deposits during the year.

The following table shows the composition of average assets over the past five fiscal years.

	2021	2020	2019	2018	2017
Loans[1]	$324,078,445	$313,303,363	$277,395,432	$277,223,600	$260,987,352
Investment securities available for sale	167,250,568	112,970,054	106,421,507	123,347,669	130,161,937
Interest-bearing deposits at the Federal Reserve	75,734,060	54,231,372	34,713,982	20,151,823	23,558,893
Non-earning assets	22,316,912	22,123,529	22,084,219	9,772,320	13,466,177
Total average assets	$589,379,985	$502,628,318	$440,615,140	$430,495,412	$428,174,359

(1)       Including mortgage loans to be sold and deferred fees.

We continued to experience growth in our interest-bearing deposits at the Federal Reserve subsequent to December 31, 2021. As a result of this increase in liquidity, and to increase the yield on these balances, in January 2022 we purchased $45.0 million of U.S. Treasury Notes having maturities ranging from approximately two to four years.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates.

	2021 vs. 2020			2020 vs. 2019			2019 vs. 2018
	Volume	Rate	Net Dollar Change[1]	Volume	Rate	Net Dollar Change[1]	Volume	Rate	Net Dollar Change[1]
Loans[2]	$519,830	$(290,799)	$229,031	$1,798,561	$(2,736,870)	$(938,309)	$237,995	$629,980	$867,975
Investment securities available for sale	963,531	(800,492)	163,039	136,175	(324,518)	(188,343)	(364,113)	(64,792)	(428,905)
Interest-bearing deposits at the Federal Reserve	72,342	(153,057)	(80,715)	409,494	(955,338)	(545,844)	284,163	52,108	336,271
Interest income	$1,555,703	$(1,244,348)	$311,355	$2,344,230	$(4,016,726)	$(1,672,496)	$158,045	$617,296	$775,341

Interest bearing transaction accounts	$25,230	$(103,212)	$(77,982)	$56,917	$(443,183)	$(386,266)	$28,048	$137,012	$165,060
Savings	10,278	(21,710)	(11,432)	23,542	(81,423)	(57,881)	(4,507)	20,217	15,710
Time deposits	(2,531)	(39,469)	(42,000)	(34,106)	(31,504)	(65,610)	(80,972)	20,987	(59,985)
Interest expense	$32,977	$(164,391)	$(131,414)	$46,353	$(556,110)	$(509,757)	$(57,431)	$178,216	$120,785

Increase (decrease) in net interest income			$442,769			$(1,162,739)			$654,556

(1)	Volume/rate changes have been allocated to each category based on the percentage of each change to the total change.

(2)	Including mortgage loans to be sold.

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

The following table shows the yields on average earning assets and average interest-bearing liabilities.

	2021			2020			2019
	Average Balance	Interest Paid/Earned	Average Yield/Rate[1]	Average Balance	Interest Paid/Earned	Average Yield/Rate[1]	Average Balance	Interest Paid/Earned	Average Yield/Rate[1]
Interest-earning assets
Loans[2]	$324,078,445	$15,285,012	4.72%	$313,303,363	$15,055,981	4.81%	$281,508,711	$15,994,290	5.68%
Investment Securities Available for Sale	167,250,568	2,162,790	1.29%	112,970,054	1,999,751	1.77%	106,421,507	2,188,094	2.06%
Federal Funds Sold & Interest bearing deposits	75,734,060	103,309	0.14%	54,231,372	184,024	0.34%	34,713,982	729,868	2.10%
Total earning assets	$567,063,073	$17,551,111	3.10%	$480,504,789	$17,239,756	3.59%	$422,644,200	$18,912,252	4.47%

Interest-bearing liabilities
Interest-bearing transaction accounts	$242,617,530	$88,364	0.04%	$208,940,724	$166,346	0.08%	$189,114,988	$552,612	0.29%
Savings	51,608,804	28,394	0.06%	40,770,588	39,826	0.10%	32,934,733	97,707	0.30%
Time Deposits	20,435,199	57,242	0.28%	20,964,940	99,242	0.47%	26,456,064	164,852	0.62%
	$314,661,533	$174,000	0.06%	$270,676,252	$305,414	0.11%	$248,505,785	$815,171	0.33%

Net interest spread			3.04%			3.48%			4.14%
Net interest margin			3.06%			3.52%			4.28%
Net interest income		$17,377,111			$16,934,342			$18,097,081

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis.

(2)	Average loan balances include non-accrual loans and mortgage loans to be sold.

INVESTMENT PORTFOLIO

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at December 31, 2021. Weighted-average yields are determined based on the amortized cost and book yield of the individual investment securities comprising each investment security type and maturity classification.

	Amortized Cost
	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total	Estimated Fair Value
(in thousands)
U.S. Treasury Notes	$4,999	$86,465	$9,806	$—	$101,270	$100,062
Government-Sponsored Enterprises	5,001	15,055	56,300	—	76,356	74,721
Municipal Securities	2,756	15,082	10,427	9,157	37,422	37,564
Total	$12,756	$116,602	$76,533	$9,157	$215,048	$212,347

Weighted average yields
U.S. Treasury Notes	2.04%	0.58%	0.91%	0.00%
Government-Sponsored Enterprises	2.05%	1.49%	1.11%	0.00%
Municipal Securities	1.08%	1.23%	1.55%	1.74%
Total	1.83%	0.78%	1.15%	1.74%	1.02%

The following tables present the amortized cost and estimated fair value of investment securities for the past three years.

December 31, 2021	Amortized Cost	Estimated Fair Value
(in thousands)
U.S. Treasury Notes	$101,270	$100,062
Government-Sponsored Enterprises	76,356	74,721
Municipal Securities	37,422	37,564

Total	$215,047	$212,347

December 31, 2020	Amortized Cost	Estimated Fair Value
(in thousands)
U.S. Treasury Notes	$20,037	$20,411
Government-Sponsored Enterprises	96,614	97,853
Municipal Securities	16,055	16,556
Total	$132,706	$134,820

December 31, 2019	Amortized Cost	Estimated Fair Value
(in thousands)
U.S. Treasury Notes	$23,080	$23,180
Government-Sponsored Enterprises	50,140	50,498
Municipal Securities	26,618	26,772
Total	$99,838	$100,450

As of December 31, 2021, we had fifteen U.S. Treasury Notes and nineteen Municipal Securities with an unrealized loss of $1.3 million and $0.2 million, respectively. As of December 31, 2020, we had no U.S. Treasury Notes or Municipal Securities with an unrealized loss. As of December 31, 2021, we had nine securities issued by Government-Sponsored Enterprises with an unrealized loss of $1.9 million compared to four Government-Sponsored Enterprises with an unrealized loss of $0.2 million as of December 31, 2020. The unrealized losses on these securities are related to changes in the interest rate environment from the date of purchase. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Therefore, these investments are not considered other-than-temporarily impaired. We have the ability to hold these investments until market price recovery or maturity.

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

LOAN PORTFOLIO COMPOSITION

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic market. At December 31, 2021, outstanding loans (including deferred loan fees of $488,481) totaled $306.6 million, which equaled 50.33% of total deposits and 45.14% of total assets.

The following table presents our loan portfolio, excluding both mortgage loans to be sold and deferred loan fees, as of December 31, 2021, compared to the prior four years.

(in thousands)	2021	2020	2019	2018	2017
Commercial	$45,804	$51,041	$52,848	$54,829	$51,723
Commercial real estate construction	12,054	14,814	12,491	7,304	2,318
Commercial real estate other	165,719	146,188	143,824	143,703	140,187
Consumer real estate	71,307	71,836	59,532	63,787	70,798
Consumer other	3,769	4,481	5,378	5,040	5,155
Paycheck protection program	7,979	32,443	—	—	—
Total	$306,632	$320,803	$274,073	$274,663	$270,181

During the year ended December 31, 2021, total loans decreased $14.2 million. This is primarily due to the forgiveness of Paycheck Protection Program loans, which offset growth in our other commercial real estate portfolio.

We had no foreign loans or loans to fund leveraged buyouts at any time during the years ended December 31, 2017 through December 31, 2021.

The following table presents the contractual terms to maturity for loans outstanding at December 31, 2021. Overdrafts are reported as due in one year or less. The table does not include an estimate of prepayments, which can significantly affect the average life of loans and may cause our actual principal experience to differ from that shown.

	Selected Loan Maturity as of December 31, 2021
(in thousands)	One Year or Less	Over One Year but Less Than 5 years	After 5 Years Through 15 Years	Over 15 Years	Total
Commercial	$23,562	$20,259	$1,983	$—	$45,804
Commercial real estate construction	2,679	9,375	—	—	12,054
Commercial real estate other	34,497	123,313	5,372	2,537	165,719
Consumer real estate	17,870	7,390	26,706	19,341	71,307
Consumer other	798	2,925	46	—	3,769
Paycheck protection program	7,979	—	—	—	7,979
Total	$87,385	$163,262	$34,107	$21,878	$306,632

Loans maturing after one year with:
Fixed interest rates					$157,190
Floating interest rates					—
Total					$157,190

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

Impairment loss is measured by:

a.	The present value of the future cash flow discounted at the loan’s effective interest rate, or

b.	The fair value of the collateral if the loan is collateral dependent.

The following is a schedule of our impaired loans and non-accrual loans as of December 31, 2017 through 2021.

	2021	2020	2019	2018	2017
Nonaccrual loans	$814,614	$1,155,930	$1,666,301	$823,534	$831,859
Impaired loans	$3,406,508	$7,805,600	$4,776,928	$4,278,347	$3,724,262

Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. During 2020, the Bank processed approximately $0.7 million in principal deferments to 84 customers, with an aggregate loan balance of $29.7 million. The Bank did not process any principal deferments during the year ended December 31, 2021. The principal deferments represented 0.24% of our total loan portfolio as of December 31, 2020.

TROUBLED DEBT RESTRUCTURINGS

According to GAAP, we are required to account for certain loan modifications or restructurings as a troubled debt restructuring (“TDR”), when appropriate. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Three factors must always be present:

1. An existing credit must formally be renewed, extended, or modified,

2. The borrower is experiencing financial difficulties, and

3. We grant a concession that we would not otherwise consider.

The following is a schedule of our TDR’s including the number of loans represented.

	2021	2020	2019	2018	2017
Number of TDRs	5	14	3	—	1
Amount of TDRs	$1,039,909	$5,803,163	$573,473	$—	$33,300

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20-35-9 allows a loan to be removed from TDR status if the terms of the loan reflect current market rates and the loan has been performing under modified terms for an extended period of time or under certain other circumstances.

Nine TDRs with a balance of $4.7 million at December 31, 2020 were removed from TDR status during the year ended December 31, 2021. Five TDRs with a balance of $3.8 million were removed from TDR status due to improvement in financial condition and sustained performance under the restructured terms, two TDRs with a balance of $0.5 million were paid off, and two TDRs with a balance of $0.4 million were paid off through refinancing into new loans at market terms. One TDR with a balance of $33,300 at December 31, 2017 was removed from TDR status during the year ended December 31, 2018 since, at the most recent renewal, the loan was amortized at market rate and no concessions were granted. We do not know of any potential problem loans which will not meet their contractual obligations that are not otherwise discussed herein.

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. The Bank has examined the payment accommodations granted to borrowers in response to COVID-19 and classified 9 loans, with an aggregate loan balance of $4.0 million, that were granted payment accommodations as TDRs given the continued financial difficulty of the customer, associated industry risk, and multiple deferral requests. As of December 31, 2021, 4 of the TDRs were removed from TDR status due to improvement in financial condition and sustained performance under the restructured terms, 2 TDRs were paid off through refinancing into new loans at market terms, and 1 TDR was paid off. Two loans with a balance of $0.5 million remain in TDR status as of December 31, 2021. The Bank will continue to examine payment accommodations as requested by the borrowers.

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

Portfolio Risk

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans, and over-margined real estate lending. We are satisfied with the stability of the past due and non-performing loans and believe there has been no decline in the quality of our loan portfolio due to any trend in delinquent or adversely classified loans. Sizable unsecured principal balances on a non-amortizing basis are monitored. Although the vast majority of our real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to our ability to realize the conversion of the collateral to cash. Accordingly, we closely monitor loan to value ratios. The maximum collateral advance rate is 80% on all real estate transactions, with the exception of raw land at 65% and land development at 70%.

Occasionally, we extend credit beyond our normal collateral advance margins in real estate lending. We refer to these loans as over-margined real estate loans. Although infrequent, the aggregate of these loans represents a notable part of our portfolio. Accordingly, these loans are monitored and the balances reported to the Board of Directors every quarter. An excessive level of this practice (as a percentage of capital) could result in additional regulatory scrutiny, competitive disadvantages and potential losses if forced to convert the collateral. The consideration of over-margined real estate loans directly relates to the capacity of the borrower to repay. We often request additional collateral to bring the loan to value ratio within the policy objectives and require a strong secondary source of repayment.

Although significantly under our policy threshold of 100% of capital (currently approximately $53.9 million), the amount of over-margined real estate loans currently totals approximately $1.5 million or approximately 0.48% of our loan portfolio at December 31, 2021 compared to $2.9 million or approximately 0.89% of the loan portfolio at December 31, 2020.

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

National and local economic trends and conditions

National and local economic trends and conditions are constantly changing and both positively and negatively impact borrowers. Most macroeconomic conditions are not controllable by us and are incorporated into the qualitative risk factors. Natural and environmental disasters, including the rise of sea levels, political uncertainty, increasing levels of consumer price inflation, supply-chain disruptions and international instability are a few of the trends and conditions that are currently affecting the national and local economies. Additionally, the national and local economy has been affected by COVID-19 during the years ended December 31, 2021 and 2020. These changes have impacted borrowers’ ability, in many cases, to repay loans in a timely manner. On occasion, a loan’s primary source of repayment (i.e. personal income, cash flow, or lease income) may be eroded as a result of unemployment, lack of revenues, or the inability of a tenant to make rent payments.

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

Effects of changes in credit concentrations

The risks associated with the effects of changes in credit concentration include loan, geographic and regulatory concentrations. As of December 31, 2021, one Standard Industrial Code group, activities related to real estate, comprised more than 2% of our total outstanding loans.

Effects of changes in geographic concentrations

We are located along the east coast of the United States and on an earthquake fault line, increasing the chances that a natural disaster may impact our borrowers and us. We have a Disaster Recovery Plan in place; however, the amount of time it would take for our customers to return to normal operations is unknown. Our plan is reviewed and tested annually.

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

Based on our analysis of the adequacy of the allowance for loan loss model, we recorded a provision for loan loss of $0.1 million for the year ended December 31, 2021 compared to $0.2 million for the year ended December 31, 2020. At December 31, 2021, the five-year average loss ratios were: 0.17% Commercial, 0.00% Commercial Real Estate Construction, -0.01% Commercial Real Estate Other, -0.03% Consumer Real Estate, and 0.54% Consumer Other.

During the year ended December 31, 2021, charge-offs of $20,990 and recoveries of $0.1 million were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $4.4 million or 1.43% of total loans at December 31, 2021. During the year ended December 31, 2020, charge-offs of $0.3 million and recoveries of $0.2 million were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $4.2 million or 1.30% of total loans at December 31, 2020. As of December 31, 2021, the allowance for loan losses was 1.47% of total loans less PPP loans. PPP loans are 100% guaranteed by the SBA; therefore, these loans do not have an associated reserve. We believe loss exposure in the portfolio is identified, reserved against, and closely monitored to ensure that economic changes are promptly addressed in the analysis of reserve adequacy.

The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans may continue even though they are 90 days past due if the loans are well secured or in the process of collection and we deem it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six to nine months, they are reviewed individually to determine if they should be returned to accrual status. At December 31, 2021 and 2020, there were no loans over 90 days past due still accruing interest.

The following table represents a summary of loan loss experience for the past five years.

	2021	2020	2019	2018	2017
(in thousands)
Balance of the allowance of loan losses at the beginning of the period	$4,186	$4,004	$4,214	$3,875	$3,852

Charge-offs
Commercial	—	(172)	(399)	(31)	—
Commercial Real Estate Construction	—	—	—	—	—
Commercial Real Estate Other	—	—	—	—	(181)
Consumer Real Estate	—	—	—	—	—
Consumer Other	(11)	(116)	(8)	(85)	(5)
Paycheck Protection Program	(10)	(2)	—	—	—
Total charge-offs	(21)	(290)	(407)	(116)	(186)

Recoveries
Commercial	21	89	12	14	6
Commercial Real Estate Construction	—	—	—	—	—
Commercial Real Estate Other	—	100	—	57	87
Consumer Real Estate	48	—	—	45	60
Consumer Other	22	43	5	14	1
Paycheck Protection Program	1	—	—	—	—
Total recoveries	92	232	17	130	154
Net recoveries (charge-offs)	71	(58)	(390)	14	(32)

Provision charged to operations	120	240	180	325	55

Balance of the allowance for loan losses at the end of the period	$4,377	$4,186	$4,004	$4,214	$3,875

We believe the allowance for loan losses at December 31, 2021 is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events that we believe to be reasonable, but may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting our operating results.

The following table presents a breakdown of the allowance for loan losses for the past five years.

	2021		2020		2019		2018		2017
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
(in thousands)
Commercial	$796	15%	$1,030	16%	$1,430	19%	$1,665	20%	$1,404	20%
Commercial Real Estate Construction	175	4%	199	5%	109	5%	64	3%	23	3%
Commercial Real Estate Other	2,376	54%	1,909	46%	1,271	52%	1,292	52%	1,550	52%
Consumer Real Estate	925	23%	925	22%	496	22%	387	23%	797	23%
Consumer Other	105	1%	123	1%	698	2%	806	2%	101	2%
Paycheck Protection Program	—	3%	—	10%	—	—%	—	—%	—	—%
Total	$4,377	100%	$4,186	100%	$4,004	100%	$4,214	100%	$3,875	100%

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to the methodology used to determine the allowance for loan losses described above, adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. During the year ended December 31, 2021, a provision of $0 was recorded compared to a provision of $11,894 during the year ended December 31, 2020. The balance for the reserve for unfunded lending commitments was $44,912 as of December 31, 2021 and 2020.

NONPERFORMING ASSETS

Nonperforming assets include OREO, nonaccrual loans and loans past due 90 days or more and still accruing interest. The following table summarizes nonperforming assets for the five years ended December 31:

Nonperforming Assets
(in thousands)	2021	2020	2019	2018	2017
Nonaccrual loans	$815	$1,156	$1,666	$824	$832
Loans past due 90 days or more and still accruing interest	—	—	—	—	33
Total nonperforming loans	815	1,156	1,666	824	865
Other real estate owned	—	—	—	—	435
Total nonperforming assets	$815	$1,156	$1,666	$824	$1,300

Allowance for loan losses to nonaccrual loans	537.36%	362.11%	240.34%	511.41%	465.75%
Nonaccrual loans to total loans	0.27%	0.36%	0.61%	0.30%	0.31%
Nonperforming loans to total loans	0.27%	0.36%	0.61%	0.30%	0.29%
Nonperforming assets to total assets	0.12%	0.22%	0.37%	0.19%	0.32%

DEPOSITS

The following table shows the contractual maturities of time deposits in denominations of $100,000 or more at December 31, 2021 and the amount of time deposits in excess of FDIC insurance limits.

	One Day	Less than three months	Three months to less than six months	Six months to less than one year	One year to less than five years	Five years or more	Total
(in thousands)
CD’s and other time deposits less than $100,000	$—	$1,912	$1,566	$1,708	$868	$4	$6,058
CD’s and other time deposits $100,000 and over	—	4,902	5,568	3,657	1,104	—	15,231
Total	$—	$6,814	$7,134	$5,365	$1,972	$4	$21,289

CD’s and other time deposits in excess of FDIC insurance limit	$—	$798	$3,056	$564	$—	$—	$4,418

Certificates of Deposit $100,000 and over increased $1.2 million or 8.41% to $15.2 million as of December 31, 2021 from $14.0 million as of December 31, 2020. This increase was primarily due to higher customer balances resulting from a continuation of government stimulus programs and increased savings.

The following table presents average deposits by category.

	2021		2020		2019
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand	$205,238	N/A	$163,394	N/A	$133,182	N/A
Interest-bearing transaction accounts	242,618	0.04%	208,941	0.08%	189,115	0.29%
Savings	51,609	0.06%	40,771	0.10%	32,935	0.30%
Time deposits	20,435	0.28%	20,965	0.47%	26,456	0.62%
	$519,900		$434,071		$381,688

Deposits increased $147.0 million or 31.80% to $609.2 million as of December 31, 2021, from $462.2 million as of December 31, 2020. Non-interest bearing deposits increased $86.6 million to $255.8 million as of December 31, 2021, primarily driven by a continuation of various government stimulus programs and decreased consumer spending, which both began in fiscal 2020.

We fund growth through core deposits. We do not have, nor do we rely on, Brokered Deposits or Internet Deposits.

SHORT-TERM BORROWINGS

At December 31, 2021 and 2020, we had no outstanding federal funds purchased. We have a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement, we may borrow up to $72.1 million. We established this arrangement as an additional source of liquidity. There have been no borrowings under this arrangement.

At December 31, 2021 and 2020, the Bank had unused short-term lines of credit totaling approximately $41 million and $23 million, respectively (which are withdrawable at the lender’s option).

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

Our off-balance sheet arrangements consist principally of commitments to extend credit described below. We estimate probable losses related to binding unfunded lending commitments and record a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At December 31, 2021 and 2020, the balance of this reserve was $44,912. At December 31, 2021 and 2020, we had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $117.5 million and $122.8 million as of December 31, 2021 and 2020, respectively.

Standby letters of credit represent our obligation to a third-party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2021 and 2020 was $0.6 million and $0.8 million, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $2.8 million at December 31, 2021, to sell loans held for sale of $2.8 million, compared to forward sales commitments of $13.0 million at December 31, 2020, to sell loans held for sale of $13.0 million. The fair value of these commitments was not significant at December 31, 2021 or 2020. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $30.8 million at December 31, 2021 and $57.2 million at December 31, 2020. For the years ended December 31, 2021 and December 31, 2020, there were no loans repurchased.

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

CAPITAL RESOURCES

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of options to purchase stock. Total shareholders’ equity at December 31, 2021 was $53.9 million. The rate of asset growth since our inception has not negatively impacted our capital base.

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

On November 4, 2019, the federal banking agencies jointly issued a final rule on an optional, simplified measure of capital adequacy for qualifying community banking organizations called the community bank leverage ratio (“CBLR”) framework effective on January 1, 2020. A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. Additionally, the qualifying community banking institution must be a non-advanced approaches FDIC supervised institution. The final rule adopts Tier 1 capital and existing leverage ratio into the CBLR framework. The Bank adopted this rule as of September 30, 2020 and is no longer subject to other capital and leverage requirements. A CBLR bank meeting qualifying criterion is deemed to have met the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule. The Bank’s CBLR as of December 31, 2021 was 8.66%. As of December 31, 2021, the Company and the Bank were categorized as “well capitalized.” We believe, as of December 31, 2021, that the Company and the Bank meet all capital adequacy requirements to which we are subject.

There are no current conditions or events that we are aware of that would change the Company’s or the Bank’s capital adequacy category.

Please see “Notes to Consolidated Financial Statements” for additional information regarding the Company’s and the Bank’s capital ratios at December 31, 2021.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

See the Market Risk section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank of South Carolina Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements and schedules (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses

As described in Note 4 to the Company’s financial statements, the Company has a gross loan portfolio of approximately $306.6 million and related allowance for loan losses of approximately $4.8 million as of December 31, 2021. As described by the Company in Note 1, the evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a regular basis and is based upon the Company’s review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.

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

The primary procedures we performed to address this critical audit matter included the following:

●	We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current economic conditions, and other risk factors used in development of the qualitative factors for collectively evaluated loans.

●	We validated the completeness and accuracy of the underlying data used to develop the factors.

●	We validated the mathematical accuracy of the calculation.

●	We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, as well as other audit evidence gathered.

●	Analytical procedures were performed to evaluate the directional consistency of changes that occurred in the allowance for loan losses for loans collectively evaluated for impairment.

We have served as the Company's auditor since 2006.

Charleston, South Carolina

March 4, 2022

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$11,140,559	$5,977,896
Interest-bearing deposits at the Federal Reserve	128,971,429	42,348,085
Investment securities available for sale (amortized cost of $215,047,451 and $132,706,063 in 2021 and 2020, respectively)	212,347,489	134,819,818
Mortgage loans to be sold	2,774,388	12,965,733
Loans	306,632,229	320,802,673
Less: Allowance for loan losses	(4,376,987)	(4,185,694)
Net loans	302,255,242	316,616,979
Premises, equipment and leasehold improvements, net	3,782,936	4,053,533
Right of use asset	14,041,843	12,730,151
Accrued interest receivable	1,404,227	1,595,629
Other assets	2,502,533	1,386,775

Total assets	$679,220,646	$532,494,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$255,783,644	$169,170,751
Interest bearing demand	165,335,038	140,602,723
Money market accounts	98,113,942	84,681,783
Time deposits $250,000 and over	7,417,864	4,493,189
Other time deposits	13,870,356	16,205,942
Other savings deposits	68,670,732	47,043,243
Total deposits	609,191,576	462,197,631

Accrued interest payable and other liabilities	2,069,594	2,586,461
Lease liability	14,041,843	12,730,151
Total liabilities	625,303,013	477,514,243
Commitments and contingencies in Notes 7 and 11
Shareholders’ equity
Common stock - no par 12,000,000 shares authorized; Issued 5,841,240 shares at

December 31, 2021 and 5,818,935 shares at December 31, 2020. Shares outstanding 5,541,266 and 5,520,469 at December 31, 2021 and December 31, 2020, respectively.

Additional paid in capital	47,745,285	47,404,869
Retained earnings	11,122,710	8,693,519
Treasury stock: 299,974 shares as of December 31, 2021 and 298,466 shares as of December 31, 2020	(2,817,392)	(2,787,898)
Accumulated other comprehensive income (loss), net of income taxes	(2,132,970)	1,669,866
Total shareholders’ equity	53,917,633	54,980,356

Total liabilities and shareholders’ equity	$679,220,646	$532,494,599

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2021	2020	2019
Interest and fee income
Loans, including fees	$15,285,012	$15,055,981	$15,994,290
Taxable securities	1,849,347	1,628,753	1,617,471
Tax-exempt securities	313,443	370,998	570,623
Other	103,309	184,024	729,868
Total interest and fee income	17,551,111	17,239,756	18,912,252

Interest expense
Deposits	174,000	305,414	815,171
Total interest expense	174,000	305,414	815,171

Net interest income	17,377,111	16,934,342	18,097,081
Provision for loan losses	120,000	240,000	180,000
Net interest income after provision for loan losses	17,257,111	16,694,342	17,917,081

Other income
Service charges and fees	1,254,699	1,094,985	1,175,657
Mortgage banking income	2,314,106	2,267,406	940,671
Gain on sales of securities, net	266,944	10,002	50,707
Other non-interest income	32,482	32,508	31,574
Total other income	3,868,231	3,404,901	2,198,609

Other expense
Salaries and employee benefits	7,437,787	7,219,005	6,809,258
Net occupancy expense	2,428,082	2,216,727	1,623,590
Data processing fees	622,536	646,590	607,467
Professional expenses	395,115	345,126	324,628
Other operating expenses	1,425,454	1,245,485	1,257,040
Total other expense	12,308,974	11,672,933	10,621,983

Income before income tax expense	8,816,368	8,426,310	9,493,707
Income tax expense	2,071,503	1,965,679	2,175,274

Net income	$6,744,865	$6,460,631	$7,318,433

Weighted average shares outstanding
Basic	5,531,518	5,526,948	5,522,025
Diluted	5,680,482	5,678,543	5,588,090

Basic income per common share	$1.22	$1.17	$1.33
Diluted income per common share	$1.19	$1.14	$1.31

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2021	2020	2019
Net income	$6,744,865	$6,460,631	$7,318,433
Other comprehensive (loss) income
Unrealized (loss) gain on securities arising during the period	(4,546,773)	1,512,600	2,911,491
Reclassification adjustment for securities gains realized in net income	(266,944)	(10,002)	(50,707)
Other comprehensive (loss) income before tax	(4,813,717)	1,502,598	2,860,784
Income tax effect related to items of other comprehensive (loss) income before tax	1,010,881	(315,546)	(600,765)
Other comprehensive (loss) income after tax	(3,802,836)	1,187,052	2,260,019
Total comprehensive income	$2,942,029	$7,647,683	$9,578,452

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2018	5,510,917	$46,857,734	$2,650,296	$(2,268,264)	$(1,777,205)	$45,462,561

Net income	—	—	7,318,433	—	—	7,318,433
Other comprehensive loss	—	—	—	—	2,260,019	2,260,019
Stock option exercises, net of surrenders	19,084	195,247	—	(56,961)	—	138,286
Stock-based compensation expense	—	78,053	—	—	—	78,053
Cash dividends ($0.74 per common share)	—	—	(4,089,320)	—	—	(4,089,320)
December 31, 2019	5,530,001	$47,131,034	$5,879,409	$(2,325,225)	$482,814	$51,168,032

Net income	—	—	6,460,631	—	—	6,460,631
Other comprehensive gain	—	—	—	—	1,187,052	1,187,052
Stock option exercises, net of surrenders	15,535	180,849	—	(63,805)	—	117,044
Stock-based compensation expense	—	92,986	—	—	—	92,986
Repurchase of common shares	(25,067)	—	—	(398,868)	—	(398,868)
Cash dividends ($0.66 per common share)	—	—	(3,646,521)	—	—	(3,646,521)
December 31, 2020	5,520,469	$47,404,869	$8,693,519	$(2,787,898)	$1,669,866	$54,980,356

Net income	—	—	6,744,865	—	—	6,744,865
Other comprehensive loss	—	—	—	—	(3,802,836)	(3,802,836)
Stock option exercises, net of surrenders	20,797	237,383	—	(29,494)	—	207,889
Stock-based compensation expense	—	103,033	—	—	—	103,033
Cash dividends ($0.78 per common share)	—	—	(4,315,674)	—	—	(4,315,674)
December 31, 2021	5,541,266	$47,745,285	$11,122,710	$(2,817,392)	$(2,132,970)	$53,917,633

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$6,744,865	$6,460,631	$7,318,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	412,866	421,040	230,377
Gain on sale of investment securities	(266,944)	(10,002)	(50,707)
Provision for loan losses	120,000	240,000	180,000
Stock-based compensation expense	103,033	92,986	78,053
Deferred income taxes	(46,751)	(422,345)	432,844
Net amortization of unearned discounts on investment securities available for sale	592,357	362,159	247,624
Origination of mortgage loans held for sale	(163,176,146)	(181,781,058)	(67,783,219)
Proceeds from sale of mortgage loans held for sale	173,367,491	173,877,723	63,920,259
Decrease (increase) in accrued interest receivable and other assets	133,276	(38,312)	(221,400)
(Decrease) increase in accrued interest payable and other liabilities	(520,403)	1,089,165	91,204
Net cash provided by operating activities	17,463,644	291,987	4,443,468

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	36,967,000	23,491,000	9,356,835
Proceeds from sale of investment securities available for sale	15,572,500	11,550,000	30,412,250
Purchase of investment securities available for sale	(135,206,301)	(68,260,421)	(17,886,300)
Net decrease (increase) in loans	14,241,737	(46,788,177)	201,134
Purchase of premises, equipment, and leasehold improvements, net	(142,269)	(184,138)	(2,185,605)
Net cash (used in) provided by investing activities	(68,567,333)	(80,191,736)	19,898,314

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	146,993,945	83,005,976	(3,186,733)
Dividends paid	(4,312,138)	(3,592,841)	(4,031,157)
Repurchase of common shares	—	(398,868)	—
Stock options exercised	207,889	117,044	138,286
Net cash provided by (used in) financing activities	142,889,696	79,131,311	(7,079,604)
Net increase (decrease) in cash and cash equivalents	91,786,007	(768,438)	17,262,178
Cash and cash equivalents at the beginning of the period	48,325,981	49,094,419	31,832,241
Cash and cash equivalents at the end of the period	$140,111,988	$48,325,981	$49,094,419

Cash paid during the period for:
Interest	$179,793	$323,455	$940,299
Income taxes	$2,845,420	$814,052	$1,761,574

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized gain or loss on securities available for sale, net of income taxes	$(3,802,836)	$1,187,052	$2,260,019
Change in dividends payable	$3,536	$53,680	$58,163
Right of use assets obtained in exchange for lease obligation	$1,825,793	$—	$13,519,027
Change in right of use assets and lease liabilities	$514,101	$479,066	$309,810

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

References to “we,” “us,” “our,” “the Bank,” or “the Company” refer to the parent and its subsidiary that are consolidated for financial reporting purposes.

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

Depository institutions are required to maintain reserve and clearing balances at the Federal Reserve Bank. Vault cash satisfied our daily reserve requirement for the years ended December 31, 2021 and 2020.

Interest-bearing Deposits at the Federal Reserve:

Interest-bearing deposits at the Federal Reserve mature daily and are carried at cost.

Investment Securities:

We classify investments into three categories: (1) Held to Maturity - debt securities that we have the positive intent and ability to hold to maturity, which are reported at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income using a methodology which approximates a level yield of interest over the estimated remaining period until maturity; (2) Trading - debt securities that are bought and held principally for the purpose of selling them in the near term, which are reported at fair value, with unrealized gains and losses included in earnings; and (3) Available for Sale - debt securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of income taxes. Unrealized losses on securities due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in value has occurred.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for 2021 and 2020.

Mortgage Loans to be Sold:

We originate fixed and variable rate residential mortgage loans on a service release basis in the secondary market. Loans closed but not yet settled with an investor are carried in our loans to be sold portfolio.   Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with our customers.  Therefore, these loans present very little market risk.  We usually deliver to, and receive funding from, the investor within 30 to 60 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts” basis. We are not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. Because of the short-term nature of these derivative contracts, the fair value of the mortgage loans to be sold in most cases is materially the same as the value of the loan amount at its origination.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk:

Our primary market consists of the counties of Berkeley, Charleston and Dorchester, South Carolina. As of December 31, 2021, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. We believe that we had no uncertain tax positions for the years ended December 31, 2021 and 2020.

The income tax effects of unrealized gains and losses on investment securities available for sale are released from accumulated other comprehensive income at the time such securities are sold or impaired.

Stock-Based Compensation:

Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the expected term of the stock options and is adjusted for forfeitures as they occur.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Per Common Share:

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock. Earnings per share are restated for all stock splits and stock dividends through the date of issuance of the consolidated financial statements.

Segment Information:

The Company operates and manages itself within one retail banking segment and therefore has not provided segment disclosures.

Interest Rate Lock Commitments and Forward Sale Contracts:

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitments before the loan is funded. In order to hedge the change in interest rates resulting from commitments to fund the loans, we enter into forward commitments for the future delivery of mortgage loans when the interest rate is locked. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in income when they occur. As a result of the short-term nature of mortgage loans held for sale (derivative contract), our derivative instruments were considered to be immaterial as of December 31, 2021 and 2020.

We had no embedded derivative instruments requiring hedge accounting treatment at December 31, 2021 and 2020. We do not currently engage in hedging activities.

Recent Accounting Pronouncements:

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In June 2016, the FASB issued ASU 2016-13, Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to change the accounting for credit losses and modify the impairment model for certain debt securities. ASU 2016-13 changes the impairment model for most financial assets to a current expected credit loss ("CECL") model, replacing the incurred loss model that is currently in use. The new guidance requires an entity to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The CECL model will apply to financial assets measured at amortized cost, such as loans and investments, as well as certain off-balance sheet credit exposures. In May 2019, the FASB issued guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. In October 2019, the FASB voted to extend the implementation date for smaller reporting companies, non-SEC public companies, and private companies. This amendment will become effective for the Company on January 1, 2023. In connection with its efforts to implement ASU 2016-13, the Company internally developed and tested a model to apply the provisions of this guidance upon adoption. The Company is currently in the process of evaluating the impact on the consolidated financial statements of adopting ASU 2016-13. The actual impact of adopting ASU 2016-13 will be influenced by the quality, composition, and characteristics of our loan and investment portfolios, as well as the expected economic conditions and forecasts at the time of adoption and future reporting periods.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which provides guidance to simply accounting for income taxes by removing specific technical exceptions that can produce information investors do not understand. The amendments improve and simplify the application of GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The amendment became effective January 1, 2021 and did not have a material effect on the consolidated financial statements.

In January 2020, the FASB issued guidance to address accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The amendment became effective January 1, 2021 and did not have a material effect on the consolidated financial statements.

In March 2020, the FASB issued guidance that makes narrow-scope improvements to various aspects of the financial instrument guidance, including the current expected credit losses (CECL) guidance issued in 2016. The amendments related to conforming amendments. For public business entities, the amendments are effective upon issuance of this final ASU. For the amendments related to ASU 2016-13, public business entities that meet the definition of an SEC filer, excluding eligible smaller reporting companies (SRCs) as defined by the SEC, should adopt the amendments in ASU 2016-13 during 2020. Early adoption will continue to be permitted. For entities that have not yet adopted the guidance in ASU 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in ASU 2016-13. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2021, the FASB issued amendments to clarify that certain optional expedients and exceptions in the reference rate reform topic for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments were effective immediately upon issuance. The amendments did not have a material effect on the Company’s consolidated financial statements.

In August 2021, the FASB issued amendments to update SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The amendments were effective upon issuance. The amendments did not have a material effect on the Company’s consolidated financial statements.

In November 2021, the FASB added a topic to the Accounting Standards Codification, Government Assistance, to require certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows.

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$101,269,851	$68,848	$(1,276,399)	$100,062,300
Government-Sponsored Enterprises	76,355,720	275,123	(1,909,834)	74,721,009
Municipal Securities	37,421,880	335,912	(193,612)	37,564,180
Total	$215,047,451	$679,883	$(3,379,845)	$212,347,489

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$20,036,549	$374,001	$—	$20,410,550
Government-Sponsored Enterprises	96,614,182	1,398,884	(160,260)	97,852,806
Municipal Securities	16,055,332	501,130	—	16,556,462
Total	$132,706,063	$2,274,015	$(160,260)	$134,819,818

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2021 and 2020, by contractual maturity are in the following table.

	December 31, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$12,756,176	$12,859,086	$32,245,646	$32,622,890
Due in one year to five years	116,602,790	115,896,465	40,022,194	41,258,370
Due in five years to ten years	76,531,464	74,575,862	50,438,223	50,968,288
Due in ten years and over	9,157,021	9,016,076	10,000,000	9,970,270

Total	$215,047,451	$212,347,489	$132,706,063	$134,819,818

Securities pledged to secure deposits at December 31, 2021 and 2020, had a carrying amount of $33,292,124 and $42,398,616, respectively.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021 and 2020. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	December 31, 2021
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	15	$94,994,915	$(1,276,399)	—	$—	$—	15	$94,994,915	$(1,276,399)
Government-Sponsored Enterprises	3	19,480,595	(519,405)	6	39,909,134	(1,390,429)	9	59,389,729	(1,909,834)
Municipal Securities	19	11,384,462	(193,612)	—	—	—	19	11,384,462	(193,612)

Total	37	$125,859,972	$(1,989,416)	6	$39,909,134	$(1,390,429)	43	$165,769,106	$(3,379,845)

	December 31, 2020
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	—	$—	$—	—	$—	$—	—	$—	$—
Government-Sponsored Enterprises	4	29,839,740	(160,260)	—	—	—	4	29,839,740	(160,260)
Municipal Securities	—	—	—	—	—	—	—	—	—

Total	4	$29,839,740	$(160,260)	—	$—	$—	4	$29,839,740	$(160,260)

The table below shows the proceeds received from sales of securities available for sale and gross realized gains and losses.

	For the Year Ended December 31,
	2021	2020	2019
Gross proceeds	$15,572,500	$11,550,000	$30,412,250
Gross realized gains	266,944	10,002	114,888
Gross realized losses	—	—	(64,181)

The tax provision related to these gains was $56,058, $2,100 and $10,648 for the years ended December 31, 2021, 2020 and 2019, respectively.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans (net of deferred loan fees of $488,481 at December 31, 2021, and $676,155 at December 31, 2020) are shown in the table below.

	December 31, 2021	December 31, 2020
Commercial	$45,804,434	$51,041,397
Commercial real estate:
Construction	12,054,095	14,813,726
Other	165,719,078	146,187,886
Consumer:
Real estate	71,307,488	71,836,041
Other	3,768,531	4,480,491
Paycheck protection program	7,978,603	32,443,132
	306,632,229	320,802,673
Allowance for loan losses	(4,376,987)	(4,185,694)
Loans, net	$302,255,242	$316,616,979

We had $94.7 million and $76.0 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at December 31, 2021 and 2020, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the program, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for payroll and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and as long as the borrower submits its loan forgiveness application within ten months of completion of the covered period, the borrower is not required to make any payments until the forgiveness amount is remitted to the lender by the SBA. The Bank received a processing fee ranging from 1% to 5% based on the size of the loan from the SBA. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20. The Bank received processing fees of $2.4 million and recognized $1.3 million and $0.6 million during the years ended December 31, 2021 and 2020, respectively. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/ HCEA Act”) were signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. The Bank provided $55.3 million in funding to 480 customers through the PPP as of December 31, 2021. Because these loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables illustrate credit risks by category and internally assigned grades at December 31, 2021 and 2020. “Pass” includes loans internally graded as excellent, good and satisfactory.

December 31, 2021
	Commercial	Commerical Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$43,853,889	$11,616,118	$159,825,281	$69,920,347	$3,565,716	$7,978,603	$296,759,954
Watch	450,319	437,977	3,082,408	862,938	133,418	—	4,967,060
OAEM	36,749	—	1,158,268	274,445	29,244	—	1,498,706
Substandard	1,463,477	—	1,653,121	249,758	40,153	—	3,406,509
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$45,804,434	$12,054,095	$165,719,078	$71,307,488	$3,768,531	$7,978,603	$306,632,229

December 31, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$44,903,134	$14,349,065	$125,111,378	$70,454,909	$4,171,858	$32,443,132	$291,433,476
Watch	3,415,408	464,661	15,200,992	467,163	219,954	—	19,768,178
OAEM	1,039,647	—	1,784,296	623,226	46,783	—	3,493,952
Substandard	1,683,208	—	4,091,220	290,743	41,896	—	6,107,067
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$51,041,397	$14,813,726	$146,187,886	$71,836,041	$4,480,491	$32,443,132	$320,802,673

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables include an aging analysis of the recorded investment in loans segregated by class.

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$88,659	$—	$—	$88,659	$45,715,775	$45,804,434	$—
Commercial Real Estate Construction	—	—	—	—	12,054,095	12,054,095	—
Commercial Real Estate Other	59,269	288,464	337,490	685,223	165,033,855	165,719,078	—
Consumer Real Estate	—	—	—	—	71,307,488	71,307,488	—
Consumer Other	23,971	—	—	23,971	3,744,560	3,768,531	—
Paycheck Protection Program	—	—	—	—	7,978,603	7,978,603
Total	$171,899	$288,464	$337,490	$797,853	$305,834,376	$306,632,229	$—

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$144,999	$27,855	$—	$172,854	$50,868,543	$51,041,397	$—
Commercial Real Estate Construction	—	—	—	—	14,813,726	14,813,726	—
Commercial Real Estate Other	61,597	—	923,828	985,425	145,202,461	146,187,886	—
Consumer Real Estate	—	—	40,893	40,893	71,795,148	71,836,041	—
Consumer Other	—	—	—	—	4,480,491	4,480,491	—
Paycheck Protection Program	—	—	—	—	32,443,132	32,443,132
Total	$206,596	$27,855	$964,721	$1,199,172	$319,603,501	$320,802,673	$—

There were no loans past due 90 days or more and still accruing interest at December 31, 2021 and 2020.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the balances of non-accrual loans.

	Loans Receivable on Non-Accrual
	December 31, 2021	December 31, 2020

Commercial	$178,975	$178,975
Commercial Real Estate Construction	—	—
Commercial Real Estate Other	625,953	923,828
Consumer Real Estate	—	40,893
Consumer Other	9,686	12,234
Paycheck Protection Program	—	—
Total	$814,614	$1,155,930

The following tables set forth the changes in the allowance and an allocation of the allowance by class at December 31, 2021, 2020, and 2019. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

	December 31, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Beginning Balance	$1,029,310	$199,266	$1,909,121	$925,077	$122,920	$—	$4,185,694
Charge-offs	—	—	—	—	(11,440)	(9,550)	(20,990)
Recoveries	21,329	—	—	47,711	22,367	876	92,283
Provisions	(254,950)	(23,773)	467,185	(48,004)	(29,132)	8,674	120,000
Ending Balance	$795,689	$175,493	$2,376,306	$924,784	$104,715	$—	$4,376,987

	December 31, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Beginning Balance	$1,429,917	$109,235	$1,270,445	$496,221	$697,940	$—	$4,003,758
Charge-offs	(171,646)	—	—	—	(116,001)	(2,650)	(290,297)
Recoveries	88,811	—	99,801	—	43,599	22	232,233
Provisions	(317,772)	90,031	538,875	428,856	(502,618)	2,628	240,000
Ending Balance	$1,029,310	$199,266	$1,909,121	$925,077	$122,920	$—	$4,185,694

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Beginning Balance	$1,665,413	$63,876	$1,292,346	$386,585	$806,111	$—	$4,214,331
Charge-offs	(398,685)	—	—	—	(8,342)	—	(407,027)
Recoveries	12,200	—	—	—	4,254	—	16,454
Provisions	150,989	45,359	(21,901)	109,636	(104,083)	—	180,000
Ending Balance	$1,429,917	$109,235	$1,270,445	$496,221	$697,940	$—	$4,003,758

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present, by class and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans.

	December 31, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$179,988	$—	$—	$—	$40,153	$—	$220,141
Collectively evaluated for impairment	615,701	175,493	2,376,306	924,784	64,562	—	4,156,846
Total Allowance for Loan Losses	795,689	175,493	2,376,306	924,784	104,715	—	4,376,987
Loans Receivable
Individually evaluated for impairment	1,463,477	—	1,653,121	249,758	40,153	—	3,406,509
Collectively evaluated for impairment	44,340,957	12,054,095	164,065,957	71,057,730	3,728,378	7,978,603	303,225,720
Total Loans Receivable	$45,804,434	$12,054,095	$165,719,078	$71,307,488	$3,768,531	$7,978,603	$306,632,229

	December 31, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$357,657	$—	$36,747	$9,111	$41,896	$—	$445,411
Collectively evaluated for impairment	671,653	199,266	1,872,374	915,966	81,024	—	3,740,283
Total Allowance for Loan Losses	1,029,310	199,266	1,909,121	925,077	122,920	—	4,185,694
Loans Receivable
Individually evaluated for impairment	2,298,120	—	5,174,841	290,743	41,896	—	7,805,600
Collectively evaluated for impairment	48,743,277	14,813,726	141,013,045	71,545,298	4,438,595	32,443,132	312,997,073
Total Loans Receivable	$51,041,397	$14,813,726	$146,187,886	$71,836,041	$4,480,491	$32,443,132	$320,802,673

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 and 2020, loans individually evaluated for impairment and the corresponding allowance for loan losses are presented in the following table.

	Impaired and Restructured Loans As of
	December 31, 2021			December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$1,096,407	$1,096,407	$—	$1,721,818	$1,721,818	$—
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,653,121	1,653,121	—	4,831,757	4,831,757	—
Consumer Real Estate	249,758	249,758	—	249,850	249,850	—
Consumer Other	—	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—
Total	2,999,286	2,999,286	—	6,803,425	6,803,425	—

With an allowance recorded:
Commercial	367,070	367,070	179,988	576,302	576,302	357,657
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	—	—	—	343,084	343,084	36,747
Consumer Real Estate	—	—	—	40,893	40,893	9,111
Consumer Other	40,153	40,153	40,153	41,896	41,896	41,896
Paycheck Protection Program	—	—	—	—	—	—
Total	407,223	407,223	220,141	1,002,175	1,002,175	445,411

Total
Commercial	1,463,477	1,463,477	179,988	2,298,120	2,298,120	357,657
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,653,121	1,653,121	—	5,174,841	5,174,841	36,747
Consumer Real Estate	249,758	249,758	—	290,743	290,743	9,111
Consumer Other	40,153	40,153	40,153	41,896	41,896	41,896
Paycheck Protection Program	—	—	—	—	—	—
Total	$3,406,509	$3,406,509	$220,141	$7,805,600	$7,805,600	$445,411

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	For the year ended December 31,
	2021		2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,142,667	$68,602	$1,866,590	$102,636	$1,483,982	$94,779
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,645,375	68,031	4,849,474	218,372	1,533,720	76,183
Consumer Real Estate	249,777	10,615	249,813	11,580	879,753	30,400
Consumer Other	—	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—
Total	3,037,819	147,248	6,965,877	332,588	3,897,455	201,362

With an allowance recorded:
Commercial	378,499	22,130	578,399	37,663	725,353	44,299
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	—	—	337,304	—	246,884	—
Consumer Real Estate	—	—	36,483	(116)	—	—
Consumer Other	41,133	2,674	42,089	2,743	59,240	3,487
Paycheck Protection Program	—	—	—	—	—	—
Total	419,632	24,804	994,275	40,290	1,031,477	47,786

Total
Commercial	1,521,166	90,732	2,444,989	140,299	2,209,335	139,078
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,645,375	68,031	5,186,778	218,372	1,780,604	76,183
Consumer Real Estate	249,777	10,615	286,296	11,464	879,753	30,400
Consumer Other	41,133	2,674	42,089	2,743	59,240	3,487
Paycheck Protection Program	—	—	—	—	—	—
	$3,457,451	$172,052	$7,960,152	$372,878	$4,928,932	$249,148

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, the modification or restructuring of a debt is considered a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of December 31, 2021, there were 5 TDRs with a balance of $1.0 million. As of December 31, 2020, there were 14 TDRs with a balance of $5.8 million. These TDRs were granted extended payment terms with no principal reduction. The structure of two of the loans changed to interest only. All TDRs were performing as agreed as of December 31, 2021. During the year ended December 31, 2019, one TDR in the amount of $2,008 was charged off and the Company recovered $439. No other TDRs that were modified within the previous twelve months defaulted during the following year for the years ended December 31, 2021, 2020, and 2019.

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. During 2020, the Bank processed approximately $0.7 million in principal deferments to 84 customers, with an aggregate loan balance of $25.9 million. The Bank did not process any principal deferments during the year ended December 31, 2021. The principal deferments represented 0.24% of our total loan portfolio as of December 31, 2020. The Bank has examined the payment accommodations granted to borrowers in response to COVID-19 and classified 9 loans, with an aggregate loan balance of $4.0 million, that were granted payment accommodations as TDRs given the continued financial difficulty of the customer, associated industry risk, and multiple deferral requests. All other borrowers were current prior to relief, were not experiencing financial difficulty prior to COVID-19, and the Bank determined they were not considered TDRs. As of December 31, 2021, 4 of the TDRs were removed from TDR status due to improvement in financial condition and sustained performance under the restructured terms, 2 TDRs were paid off through refinancing into new loans at market terms, and 1 TDR was paid off. Two loans with a balance of $0.5 million remain in TDR status as of December 31, 2021. Additionally, of the 75 customers that received payment accommodations that were not classified as TDRs, 41 customers, with an aggregate loan balance of $9.9 million, have paid their loan in full as of December 31, 2021. The remaining loans are paying as agreed as of December 31, 2021. There are no loans that received payment accommodation past due greater than 30 days. The Bank will continue to examine payment accommodations as requested by borrowers.

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

Our loans were concentrated in the following categories.

	December 31, 2021	December 31, 2020
Commercial	14.94%	15.91%
Commercial Real Estate Construction	3.93%	4.62%
Commercial Real Estate Other	54.04%	45.57%
Consumer Real Estate	23.26%	22.39%
Consumer Other	1.23%	1.40%
Paycheck Protection Program	2.60%	10.11%
Total	100.00%	100.00%

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements are summarized in the table below.

	December 31,
	2021	2020
Bank buildings	$1,861,237	$1,861,237
Land	838,075	838,075
Leasehold purchases	30,000	30,000
Leasehold improvements	2,595,825	2,589,195
Construction in progress	31,654	24,307
Equipment	4,241,305	4,113,013
	9,598,096	9,455,827
Accumulated depreciation	(5,815,160)	(5,402,294)
Total	$3,782,936	$4,053,533

Depreciation on our bank premises and equipment charged to operating expense totaled $412,866, $421,040, and $230,377, during the year ended December 31, 2021, 2020, and 2019, respectively.

7.	LEASES

As of December 31, 2021 and 2020, the Company had operating right of use (“ROU”) assets of $14.0 million and $12.7 million, respectively, and operating lease liabilities of $14.0 million and $12.7 million, respectively. The Company maintains operating leases on land, branch facilities, and parking. Operating leases generally contain initial fixed payment terms that adjust in future years based on the consumer price index or similar measure. Most of the leases include one or more options to renew, with renewal terms extending up to 20 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized in lease expense.

As of December 31, 2021, the weighted average remaining lease term is 16.56 years and the weighted average incremental borrowing rate is 4.08%.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The exercise of renewal options is based on the sole judgement of management and what they consider to be reasonably certain. Based on the market areas, past practices, and contract terms of all leases, the Bank assumed all renewal options will be exercised. Minimum rental commitments for these leases as of December 31, 2021 are presented in the table below.

2022	$1,175,080
2023	1,175,080
2024	1,175,080
2025	1,175,080
2026 and thereafter	13,403,850
Total undisclosed lease payments	$18,104,170
Less: effect of discounting	(4,062,327)
Present value of estimated lease payments	$14,041,843

The table below shows lease expense components for the year ended December 31, 2021 and 2020.

	December 31,
Lease Expense Components:	2021	2020
Operating lease expense	$1,139,393	$972,815
Short-term lease expense	—	—
Total lease expense	$1,139,393	$972,815

Total rental expense was $1,139,393, $972,815 and $623,998, a during the year ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, we did not maintain any finance leases and we determined that the number and dollar amount of equipment leases was immaterial. As of December 31, 2021, we have no additional operating leases that have not yet commenced.

We rented office space at 1071 Morrison Drive, Charleston, South Carolina, from a related party, to house our Mortgage Department during the year ended December 31, 2019. Rent expense for this lease was $46,538 for the year ended December 31, 2019. This lease ended in September 2019.

8.	DEPOSITS

As of December 31, 2021 and 2020, certificates of deposit of $250,000 or more totaled approximately $7,417,864 and $4,493,189, respectively.

The scheduled maturities of certificates of deposit as of December 31, 2021 are presented in the table below:

2022		$19,313,002
2023		974,891
2024		161,337
2025		51,945
2026	and thereafter	787,045
		$21,288,220

As of December 31, 2021 and 2020, deposits with a deficit balance of $28,549 and $100,304, respectively, were re-classified as other loans.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	SHORT-TERM BORROWINGS

At December 31, 2021 and 2020, we had no outstanding federal funds purchased. We have a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement, we may borrow up to $72.1 million as of December 31, 2021. We established this arrangement as an additional source of liquidity. There have been no borrowings under this arrangement.

At December 31, 2021 and 2020, the Bank had unused short-term lines of credit totaling approximately $41.0 million and $23.0 million, respectively (which are withdrawable at the lender’s option).

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES

Total income taxes for the years ended December 31, 2021, 2020 and 2019 are presented in the table below.

	For the year ended December 31,
	2021	2020	2019
Income tax expense	$2,071,503	$1,965,679	$2,175,274
Unrealized gains (losses) on securities available for sale presented in accumulated other comprehensive income (loss)	(1,010,881)	315,546	(600,765)
Total	$1,060,622	$2,281,225	$1,574,509

Income tax expense was as follows:

	For the year ended December 31,
	2021	2020	2019
Current income taxes
Federal	$1,796,283	$1,543,334	$1,742,430
State	321,971	—	—
Total current tax expense	2,118,254	1,543,334	1,742,430
Deferred income tax (benefit) expense	(46,751)	422,345	432,844
Total income tax expense	$2,071,503	$1,965,679	$2,175,274

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The differences between actual income tax expense and the amounts computed by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the periods indicated are reconciled in the table below.

	For the year ended December 31,
	2021	2020	2019

Computed “expected” tax expense	$1,851,433	$1,769,525	$1,993,679
Increase (reduction) in income taxes resulting from:
Amortization of credit and gain	—	—	1,685
Stock based compensation	21,637	19,527	16,391
Valuation allowance	7,658	8,083	7,123
Other	7,477	7,259	6,233
State income tax, net of federal benefit	248,887	238,729	268,000
Tax exempt interest income	(65,589)	(77,444)	(117,837)
	$2,071,503	$1,965,679	$2,175,274

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below.

	December 31,
	2021	2020
Deferred tax assets:
Allowance for loan losses	$905,365	$849,159
State credit carryforward	—	5,762
Deferred loan fees	102,581	141,993
Passthrough income	26,525	26,525
State net operating loss carryforward	97,655	89,997
Nonaccrual interest	29,246	30,528
Other	9,432	9,432
Total gross deferred tax assets	1,170,804	1,153,396
Valuation allowance	(97,655)	(89,997)
Total gross deferred tax assets, net of valuation allowance	1,073,149	1,063,399

Deferred tax liabilities:
Fixed assets, principally due to differences in depreciation	(338,716)	(382,668)
Unrealized (gain) loss on securities available for sale	(1,360,199)	(443,889)
State credit carryforward	(5,672)	—
Prepaid expenses	(29,869)	(21,633)
Other	(58,619)	(57,918)
	(1,793,075)	(906,108)

Net deferred tax (liability) asset	$(719,926)	$157,291

There was a $97,655 and $89,997 valuation allowance for deferred tax assets at December 31, 2021 and 2020, respectively, associated with the Company’s state tax credits. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2021 and 2020. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable regulations.

Tax returns for 2018 and subsequent years are subject to examination by taxing authorities.

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

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If deemed necessary, the amount of collateral obtained upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $117,450,893 and $122,755,761 at December 31, 2021 and 2020, respectively.

Standby letters of credit represent our obligation to a third-party contingent upon the failure by our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. Commitments under standby letters of credit are usually for one year or less. At December 31, 2021 and 2020, we have recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2021 and 2020 was $648,717 and $845,811, respectively.

12.	RELATED PARTY TRANSACTIONS

In the opinion of management, loans to our Executive Officers and Directors are made on substantially the same terms, including interest rates and collateral, as those terms prevailing at the time for comparable loans with persons not related to the lender that do not involve more than the normal risk of collectability. There were no past due loans to our Executive Officers and Directors as of December 31, 2021 and 2020.

The table below summarizes related party loans.

	December 31, 2021	December 31, 2020
Balance at beginning of the year	$5,970,014	$2,651,907
New loans or advances	3,693,836	5,244,062
Repayments	(4,150,704)	(1,925,955)
Balance at the end of the year	$5,513,146	$5,970,014

At December 31, 2021 and 2020, total deposits held by related parties were $11,405,076 and $5,681,634, respectively.

The Company also leased office space from a related party during the year ended December 31, 2019 as discussed in Note 7. Leases.

13.	OTHER EXPENSE

The table below summarizes the components of other operating expense.

	For the year ended December 31,
	2021	2020	2019
Telephone and postage	$233,667	$219,065	$182,801
State and FDIC insurance and fees	212,284	95,353	113,117
Supplies	63,850	74,472	103,796
Courier service	44,825	48,048	49,200
Insurance	56,748	53,000	43,097
Advertising and business development	8,114	9,045	16,059
Amortization of federal tax credit	—	—	8,022
Other	805,966	746,502	740,948
Total other operating expenses	$1,425,454	$1,245,485	$1,257,040

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCK INCENTIVE PLANS

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

We also have a stock incentive plan to provide equity incentive compensation to the Company's eligible independent directors. The plan was approved by the shareholders in 2021 and has 150,000 shares reserved. Under the 2021 plan, options may be granted to eligible independent directors at a price not less than the fair market value of the shares at the date of grant. Options granted to independent directors become vested as to 20% of the options per year and will be fully vested after five years. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. Each independent director is eligible to participate in the 2021 plan if the Compensation Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to our profits or growth. During 2021, the Compensation Committee granted each of its 14 independent directors options to purchase 5,000 shares of the Company’s common stock at an exercise price of $21.10 per share.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2021	2020	2019
Risk free interest rate	1.46%	0.63%	2.01%
Expected life (in years)	5.99	7.50	7.50
Expected stock price volatility	34.18%	32.90%	33.13%
Dividend yield	4.00%	4.26%	4.28%

The following table presents a summary of the activity under the 2010, 2020 and 2021 Stock Incentive Plans for the years ended December 31:

	2021		2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	202,344	$14.89	86,097	$12.92	102,760	$11.86
Granted	115,750	20.15	145,750	15.31	6,250	18.92
Exercised	(22,305)	10.64	(19,298)	9.39	(22,163)	8.81
Forfeited	(22,042)	15.07	(10,205)	15.19	(750)	18.92
Outstanding, December 31	273,747	$17.50	202,344	$14.89	86,097	$12.92
Exercisable at year end	7,804	$12.17	21,113	$9.77	27,459	$9.03

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information pertaining to options outstanding at December 31, 2021.

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Intrinsic Value of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Intrinsic Value of Options Exercisable
$9.18	1,149	0.50	$9.18	$10,548	1,149	$9.18	$12,409
$12.26	3,992	2.58	$12.26	$48,942	2,395	$12.26	$18,490
$12.40	969	2.00	$12.40	$12,016	775	$12.40	$5,876
$13.05	8,712	3.33	$13.05	$113,692	3,485	$13.05	$24,148
$15.21	116,250	8.33	$15.21	$1,768,163	—	$15.21	$—
$16.73	10,000	8.33	$16.73	$167,300	—	$16.73	$—
$18.23	32,450	6.25	$18.23	$591,564	—	$18.23	$—
$19.00	2,750	8.33	$19.00	$52,250	—	$19.00	$—
$19.82	7,225	8.33	$19.82	$143,200	—	$19.82	$—
$20.04	20,250	9.59	$20.04	$405,810	—	$20.04	$—
$21.10	70,000	9.33	$21.10	$1,477,000	—	$21.10	$—
	273,747	8.13	$17.50	$4,790,485	7,804	$12.17	$60,923

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $208,259, $139,837 and $218,116, respectively. Shares issued upon exercise of stock options are obtained from the authorized and unissued pool of common stock. Shares surrendered as payment of the stock option exercise price are included in treasury stock.

We recognized compensation cost for the years ended December 31, 2021, 2020 and 2019 in the amount of $103,033, $92,986 and $78,053, respectively, related to the granted options.

As of December 31, 2021, there was a total of $638,443 in unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 5.26 years.

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

The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses amounted to $540,000, $540,000 and $510,000, during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the plan owned 361,565 shares of common stock of the Company.

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

The Bank’s ability to pay dividends to the Company is restricted by the laws and regulations of the State of South Carolina. Generally, these restrictions allow the Bank to pay dividends from current earnings without the prior written consent of the South Carolina Commissioner of Banking, if it received a satisfactory rating at its most recent examination. Cash dividends when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. The Bank paid dividends of $3.8 million, $4.7 million and $4.2 million, to the Company during the years ended December 31, 2021, 2020 and 2019, respectively.

17.	INCOME PER COMMON SHARE

The following table is a summary of the reconciliation of weighted average shares outstanding for the years ended December 31:

	2021	2020	2019
Net income	$6,744,865	$6,460,631	$7,318,433

Weighted average shares outstanding	5,531,518	5,526,948	5,522,025
Effect of dilutive shares	148,964	151,595	66,065
Weighted average shares outstanding - diluted	5,680,482	5,678,543	5,588,090

Earnings per share - basic	$1.22	$1.17	$1.33
Earnings per share - diluted	$1.19	$1.14	$1.31

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

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

Basel III became effective on January 1, 2015 and its purpose is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital (as defined in the regulation) to risk-weighted assets ratio of 4.50% and a common equity Tier 1 capital conservation buffer of 2.50% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.00% to 6.00% and requires a minimum leverage ratio of 4.00%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. All final rule requirements will be phased in over a multi-year schedule.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 4, 2019, the federal banking agencies jointly issued a final rule on an optional, simplified measure of capital adequacy for qualifying community banking organizations called the community bank leverage ratio (“CBLR”) framework effective on January 1, 2020. A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. Additionally, the qualifying community banking institution must be a non-advanced approaches FDIC supervised institution. The final rule adopts Tier 1 capital and existing leverage ratio into the CBLR framework. The Bank adopted this rule as of September 30, 2020 and is no longer subject to other capital and leverage requirements. Under the CBLR framework, a qualifying community banking organization is deemed to have met the “well capitalized” ratio requirements and be in appliance with the generally applicable capital rule.

The following table presents the actual CBLR for the Bank and Company at:

	December 31, 2021	December 31, 2020
Bank	8.66%	10.19%
Company	9.30%	10.72%

We believe that the Company and the Bank meet all capital adequacy requirements to which they were subject at December 31, 2021 and 2020.

19.	DISCLOSURES REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following paragraphs describe the valuation methodologies used for assets recorded at fair value on a recurring basis:

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

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments with interest rate locks and commitments to sell fixed rate conforming loans on a best-efforts basis. We do not currently engage in hedging activities. Based on the short-term nature of mortgage loans to be sold (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of December 31, 2021 and 2020.

The following table presents information about assets measured at fair value on a recurring basis as of December 31, 2021 and 2020.

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$100,062,300	$—	$—	$100,062,300
Government-Sponsored Enterprises	—	74,721,009	—	74,721,009
Municipal Securities	—	13,080,133	24,484,047	37,564,180
Total	$100,062,300	$87,801,142	$24,484,047	$212,347,489

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$20,410,550	$—	$—	$20,410,550
Government-Sponsored Enterprises	—	97,852,806	—	97,852,806
Municipal Securities	—	10,872,532	5,683,930	16,556,462
Total	$20,410,550	$108,725,338	$5,683,930	$134,819,818

There were no liabilities recorded at fair value on a recurring basis as of December 31, 2021 or 2020.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020.

	December 31,
	2021	2020
Beginning balance	$5,683,930	$11,954,451
Total realized/unrealized gains (losses)
Included in earnings	—	—
Included in other comprehensive (loss) income	(79,883)	110,479
Purchases, issuances, and settlements net of maturities	18,880,000	(6,381,000)
Transfers in and/or out of Level 3	—	—
Ending balance	$24,484,047	$5,683,930

There were no transfers between fair value levels during the years ended December 31, 2021 or 2020.

The following paragraphs describe the valuation methodologies used for assets recorded at fair value on a nonrecurring basis:

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

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present information about certain assets measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$1,902,879	$1,902,879
Mortgage loans to be sold	—	2,774,388	—	2,774,388
Total	$—	$2,774,388	$1,902,879	$4,677,267

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$5,419,726	$5,419,726
Mortgage loans to be sold	—	12,965,733	—	12,965,733
Total	$—	$12,965,733	$5,419,726	$18,385,459

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2021 or 2020.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2021:

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs
Impaired Loans	Appraisal Value/Comparison Sales/Other Estimates	Appraisals and/or Sales of Comparable Properties	Appraisals Discounted 10% to 20% for Sales Commissions and Other Holding Costs

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

The following paragraphs describe the methods and assumptions we use in estimating the fair values of financial instruments:

a. Cash and due from banks, interest-bearing deposits at the Federal Reserve Bank

The carrying value approximates fair value. All instruments mature within 90 days and do not present unanticipated credit concerns.

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

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of December 31, 2021 and 2020, respectively.

	Fair Value Measurements at December 31, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$11,140,559	$11,140,559	$11,140,559	$—	$—
Interest-bearing deposits at the Federal Reserve	128,971,429	128,971,429	128,971,429	—	—
Investment securities available for sale	212,347,489	212,347,489	100,062,300	87,801,142	24,484,047
Mortgage loans to be sold	2,774,388	2,774,388	—	2,774,388	—
Loans, net	302,255,242	293,731,997	—	—	293,731,997
Accrued interest receivable	1,404,227	1,404,227	—	1,404,227
Financial Liabilities:
Demand deposits	587,903,356	587,903,356	—	587,903,356	—
Time deposits	21,288,220	21,428,310	—	21,428,310	—
Accrued interest payable	14,914	14,914	—	14,914	—

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,977,896	$5,977,896	$5,977,896	$—	$—
Interest-bearing deposits at the Federal Reserve	42,348,085	42,348,085	42,348,085	—	—
Investment securities available for sale	134,819,818	134,819,818	20,410,550	108,725,338	5,683,930
Mortgage loans to be sold	12,965,733	12,965,733	—	12,965,733	—
Loans, net	316,616,979	308,721,680	—	—	308,721,680
Accrued interest receivable	1,595,629	1,595,629	—	1,595,629
Financial Liabilities:
Demand deposits	441,498,500	441,498,500	—	441,498,500	—
Time deposits	20,699,131	20,294,852	—	20,294,852	—
Accrued interest payable	20,707	20,707	—	20,707	—

20.	BANK OF SOUTH CAROLINA CORPORATION - PARENT COMPANY

The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2021 and 2020, and the related condensed statements of income and cash flows for the years ended December 31, 2021, 2020 and 2019, are as follows:

Condensed Statements of Financial Condition

	December 31
	2021	2020
Assets
Cash	$1,233,354	$1,723,556
Investment in wholly-owned bank subsidiary	53,327,296	53,934,084
Other assets	298,998	261,196
Total assets	$54,859,648	$55,918,836

Liabilities and shareholders’ equity
Other liabilities	$942,015	$938,480
Shareholders’ equity	53,917,633	54,980,356
Total liabilities and shareholders’ equity	$54,859,648	$55,918,836

Condensed Statements of Income

	For the year ended December 31,
	2021	2020	2019
Interest income	$288	$759	$1,280
Net operating expenses	(256,471)	(255,409)	(221,510)
Dividends received fom bank	3,805,000	4,700,000	4,170,000
Equity in undistributed earnings of subsidiary	3,196,048	2,015,281	3,368,663
Net income	$6,744,865	$6,460,631	$7,318,433

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows

	For the year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$6,744,865	$6,460,631	$7,318,433
Stock-based compensation expense	103,033	92,986	78,053
Equity in undistributed earnings of subsidiary	(3,196,048)	(2,015,280)	(3,368,663)
Decrease in other assets	(37,802)	(36,590)	(45,979)
Increase in other liabilities	(1)	—	—
Net cash provided by operating activities	3,614,047	4,501,747	3,981,844

Cash flows from financing activities:
Dividends paid	(4,312,138)	(3,592,841)	(4,031,157)
Repurchase of common shares	—	(398,868)	—
Stock options exercised	207,889	117,044	138,286
Net cash used by financing activities	(4,104,249)	(3,874,665)	(3,892,871)

Net (decrease) increase in cash	(490,202)	627,082	88,973
Cash at the beginning of the year	1,723,556	1,096,474	1,007,501
Cash at the end of the year	$1,233,354	$1,723,556	$1,096,474

Supplemental disclosure for non-cash investing and financing activity
Change in dividends payable	$3,536	$53,680	$58,163

21.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below represent the quarterly results of operations for the years ended December 31, 2021 and 2020, respectively:

	2021
	Fourth	Third	Second	First

Total interest and fee income	$4,345,017	$4,201,069	$4,363,910	$4,641,115
Total interest expense	37,840	39,319	42,317	54,524
Net interest income	4,307,177	4,161,750	4,321,593	4,586,591
Provision for loan losses	—	—	—	120,000
Net interest income after provision for loan losses	4,307,177	4,161,750	4,321,593	4,466,591
Total other income	842,935	1,138,431	946,951	939,914
Total other expense	3,146,129	3,047,534	3,084,596	3,030,715
Income before income tax expense	2,003,983	2,252,647	2,183,948	2,375,790
Income tax expense	464,814	525,710	515,264	565,715
Net income	$1,539,169	$1,726,937	$1,668,684	$1,810,075

Basic income per common share	$0.28	$0.31	$0.30	$0.33
Diluted income per common share	$0.27	$0.30	$0.29	$0.32

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020
	Fourth	Third	Second	First
Total interest and fee income	$4,442,774	$4,292,345	$4,203,211	$4,301,426
Total interest expense	63,139	72,198	76,005	94,072
Net interest income	4,379,635	4,220,147	4,127,206	4,207,354
Provision for loan losses	200,000	40,000	—	—
Net interest income after provision for loan losses	4,179,635	4,180,147	4,127,206	4,207,354
Total other income	1,095,596	978,052	703,622	627,631
Total other expense	3,011,191	2,934,998	2,870,223	2,856,521
Income before income tax expense	2,264,040	2,223,201	1,960,605	1,978,464
Income tax expense	528,834	519,930	459,582	457,333
Net income	$1,735,206	$1,703,271	$1,501,023	$1,521,131

Basic income per common share	$0.31	$0.31	$0.27	$0.28
Diluted income per common share	$0.31	$0.30	$0.26	$0.27

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of December 31, 2021 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2021, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Based on this assessment, management believes that as of December 31, 2021, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to the final ruling by the Securities and Exchange Commission that permits the Company to provide only management’s report in its annual report.

The Audit and Compliance Committee, composed entirely of independent Directors, meets periodically with management, the Company’s Audit & Compliance Officer, and Elliott Davis, LLC (separately and jointly) to discuss audit, financial and related matters. Elliott Davis, LLC and the Audit & Compliance Officer have direct access to the Audit and Compliance Committee.

Item 9B.	Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2021 that was not reported.

PART III

Item 10.	Directors, Executive Officers, Promoters and Corporate Governance

The information required by this item contained under the sections captioned “Proposal 1: To elect nineteen Directors of Bank of South Carolina Corporation to serve until the Company’s 2023 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” included in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 12, 2022, a copy of which has been filed with the SEC, the “Proxy Statement”, is incorporated in this document by reference.

Executive Officers. The information concerning the Company’s executive officers is contained under the section captioned “Proposal 1: To elect nineteen Directors of Bank of South Carolina Corporation to serve until the Company’s 2023 Annual Meeting of Shareholders,” included in the Company’s Proxy Statement, and is incorporated in this document by reference.

Audit and Compliance Committee Financial Expert. The Audit and Compliance Committee of the Company is composed of Directors Dr. Linda J. Bradley McKee, CPA; William L. Hiott, Jr.; Richard W. Hutson, Jr.; Karen J. Phillips, and Sheryl G. Sharry (Chairman). The Board has selected the Audit and Compliance Committee members based on its determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company’s financial statements. Each member of the Audit and Compliance Committee is “independent” as defined in the NASDAQ Stock Market listing standards for audit committee members.

The Board of Directors has determined that Dr. Linda J. Bradley McKee, CPA, qualifies as a financial expert within the meaning of SEC rules and regulations and has designated Dr. Bradley McKee as the Audit and Compliance Committee financial expert. Director Bradley McKee is independent as that term is used in Schedule 14A promulgated under the Exchange Act.

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

The information required by this item is incorporated in this document by reference to the Sections captioned “Proposal 1: To elect nineteen Directors of Bank of South Carolina Corporation to serve until the Company’s 2023 Annual Meeting of Shareholders” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters”, included in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated in this document by reference to “Proposal 3: To ratify the appointment of Elliott Davis, LLC as the Company’s independent registered public accounting firm for the year ended December 31, 2022” and “Auditing and Related Fees”, included in the Proxy Statement. Our independent registered public accounting firm is Elliott Davis, LLC, Greenville, South Carolina, Auditor ID: 149.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are included in this Form 10-K and listed on pages as indicated.

2.	Exhibits

2.0	Plan of Reorganization (Filed with 1995 10-KSB)
3.0	Articles of Incorporation of the Registrant (Filed with 1995 10-KSB)
3.1	By-laws of the Registrant (Filed with 1995 10-KSB)
3.2	Amendments to the Articles of Incorporation of the Registrant (Filed with Form S-3 on June 23, 2011)
4.0	2021 Proxy Statement (Filed with 2020 DEF-14)
10.0	Lease Agreement for 256 Meeting Street (Filed with 1995 10-KSB)
10.1	Sublease Agreement for Parking Facilities at 256 Meeting Street (Filed with 1995 10-KSB)
10.2	Lease Agreement for 100 N. Main Street, Summerville, SC (Filed with 1995 10-KSB)
10.3	Lease Agreement for 1337 Chuck Dawley Blvd., Mt. Pleasant, SC (Filed with 1995 10-KSB)
10.4	Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with 2010 10-K)
Lease Agreement for 1071 Morrison Drive, Charleston, SC (Filed with March 31, 2013 10-Q)
10.5	1998 Omnibus Stock Incentive Plan (Filed with 2008 10-K/A)
10.6	Employee Stock Ownership Plan (Filed with 2008 10-K/A)
Employee Stock Ownership Plan, Restated (Filed with 2011 Proxy Statement)
Employee Stock Ownership Plan, Restated (Incorporated herein)
10.7	2010 Omnibus Incentive Stock Option Plan (Filed with 2010 Proxy Statement)
10.8	Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2013 10-K)
10.9	Assignment and Assumption of Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.10	First Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.11	Second Amendment to Lease Agreement for Highway 78 Ingleside Boulevard North Charleston, SC (Filed with 2015 10-K)
10.12	Extension to Lease Agreement for 256 Meeting Street (Filed with September 30, 2017 10-Q)
10.13	North Charleston Lease Agreement (Filed with June 30, 2017 10-Q)
10.15 10.16	Sublease Amendment for Parking Facilities at 256 Meeting Street (Filed with September 30, 2017 10-Q) Lease Agreement for 1730 Maybank Highway Charleston, SC (Filed with September 30, 2021 10-Q)
10.17	First Amendment to Lease Agreement for 256 Meeting Street (Filed within)
13.0	2021 10-K (Incorporated herein)
2021 Stock Incentive Plan for Independent Directors (Filed with 2021 Proxy Statement)
14.0	Code of Ethics (Filed with 2004 10-KSB)
21.0	List of Subsidiaries of the Registrant (Filed with 1995 10-KSB)
The Registrant’s only subsidiary is The Bank of South Carolina (Filed with 1995 10-KSB)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Financial Officer
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2022	BANK OF SOUTH CAROLINA CORPORATION

	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 4, 2022	/s/ David W. Bunch
David W. Bunch, Director

March 4, 2022	/s/ Graham M. Eubank, Jr.
Graham M. Eubank, Jr., Director

March 4, 2022	/s/ Elizabeth M. Hagood
Elizabeth M. Hagood, Director

March 4, 2022	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell, President/ Chief Executive Officer, Director

March 4, 2022	/s/ Glen B. Haynes, DVM
Glen B. Haynes, DVM, Director

March 4, 2022	/s/ William L. Hiott, Jr.
William L. Hiott, Jr., Director

March 4, 2022	/s/ Richard W. Hutson, Jr.
Richard W. Hutson, Jr., Director

March 4, 2022	/s/ Charles G. Lane
Charles G. Lane, Director

March 4, 2022	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr., Chairman of the Board, Director

March 4, 2022	/s/ Linda. J. Bradley McKee, PHD, CPA
Linda J. Bradley McKee, PHD, CPA, Director

March 4, 2022	/s/ Alan I. Nussbaum
Alan I. Nussbaum, MD, Director

March 4, 2022	/s/ Karen J. Phillips
Karen J. Phillips, Director

March 4, 2022	/s/ Edmund Rhett, Jr. MD
Edmund Rhett, Jr. MD, Director

March 4, 2022	/s/ Malcolm M. Rhodes
Malcolm M. Rhodes, MD, Director

March 4, 2022	/s/ Douglas H. Sass
Douglas H. Sass, Executive Vice President, Director

March 4, 2022	/s/ Sheryl G. Sharry
Sheryl G. Sharry, Director

March 4, 2022	/s/ Steve D. Swanson
Steve D. Swanson, Director

March 4, 2022	/s/ Susanne K. Boyd
Chief Operating Officer/Executive Vice President, Director

March 4, 2022	/s/ Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President, Director