Form 10-Q
period 2022-03-31
BANK OF SOUTH CAROLINA CORP
filed 2022-05-06
CIK 1007273

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of April 15, 2022, there were 5,550,476 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$7,946,158	$11,140,559
Interest-bearing deposits at the Federal Reserve	61,420,171	128,971,429
Investment securities available for sale	257,906,304	212,347,489
Mortgage loans to be sold	2,626,999	2,774,388
Loans	314,905,975	306,632,229
Less: Allowance for loan losses	(4,304,502)	(4,376,987)
Net loans	310,601,473	302,255,242
Premises, equipment and leasehold improvements, net	3,716,805	3,782,936
Right of use asset	13,889,805	14,041,843
Accrued interest receivable	1,473,108	1,404,227
Other assets	5,412,514	2,502,533
Total assets	$664,993,337	$679,220,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$258,738,170	$255,783,644
Interest bearing demand	159,954,068	165,335,038
Money market accounts	92,136,722	98,113,942
Time deposits $250,000 and over	7,668,871	7,417,864
Other time deposits	13,424,001	13,870,356
Other savings deposits	71,849,648	68,670,732
Total deposits	603,771,480	609,191,576
Accrued interest payable and other liabilities	2,373,739	2,069,594
Lease liability	13,889,805	14,041,843
Total liabilities	620,035,024	625,303,013

Shareholders’ equity
Common stock - no par 12,000,000 shares authorized; Issued 5,850,450 shares at March 31, 2022 and 5,841,240 shares at December 31, 2021. Shares outstanding 5,550,476 and 5,541,266 at March 31, 2022 and December 31, 2021, respectively.	—	—
Additional paid in capital	47,914,892	47,745,285
Retained earnings	11,643,236	11,122,710
Treasury stock: 299,974 shares at March 31, 2022 and December 31, 2021	(2,817,392)	(2,817,392)
Accumulated other comprehensive loss, net of income taxes	(11,782,423)	(2,132,970)
Total shareholders’ equity	44,958,313	53,917,633
Total liabilities and shareholders’ equity	$664,993,337	$679,220,646

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Interest and fee income
Loans, including fees	$3,551,875	$4,106,171
Taxable securities	559,670	453,457
Tax-exempt securities	109,129	69,606
Other	34,286	11,881
Total interest and fee income	4,254,960	4,641,115

Interest expense
Deposits	36,797	54,524
Total interest expense	36,797	54,524

Net interest income	4,218,163	4,586,591
Provision for loan losses	(75,000)	120,000
Net interest income after provision for loan losses	4,293,163	4,466,591

Other income
Service charges and fees	307,593	288,224
Mortgage banking income	258,896	645,895
Gain on sales of securities	61,780	—
Other non-interest income	6,285	5,795
Total other income	634,554	939,914

Other expense
Salaries and employee benefits	1,812,155	1,799,006
Net occupancy expense	620,942	612,268
Other operating expenses	294,733	311,465
Professional fees	139,642	145,542
Data processing fees	149,090	162,434
Total other expense	3,016,562	3,030,715

Income before income tax expense	1,911,155	2,375,790
Income tax expense	447,049	565,715

Net income	$1,464,106	$1,810,075

Weighted average shares outstanding
Basic	5,544,546	5,521,707
Diluted	5,688,619	5,685,151

Basic income per common share	$0.26	$0.33
Diluted income per common share	$0.26	$0.32

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Net income	$1,464,106	$1,810,075
Other comprehensive loss
Unrealized loss on securities arising during the period	(12,152,716)	(2,967,059)
Reclassification adjustment for securities gains realized in net income	(61,780)	—
Other comprehensive loss before tax	(12,214,496)	(2,967,059)
Income tax effect related to items of other comprehensive loss before tax	2,565,043	623,082
Other comprehensive loss after tax	(9,649,453)	(2,343,977)
Total comprehensive loss	$(8,185,347)	$(533,902)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED March 31, 2022 AND 2021 (UNAUDITED)

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2021	5,541,266	$47,745,285	$11,122,710	$(2,817,392)	$(2,132,970)	$53,917,633
Net income	—	—	1,464,106	—	—	1,464,106
Other comprehensive loss	—	—	—	—	(9,649,453)	(9,649,453)
Stock option exercises, net of surrenders	9,210	141,618	—	—	—	141,618
Stock-based compensation expense	—	27,989	—	—	—	27,989
Cash dividends ($0.17 per common share)	—	—	(943,580)	—	—	(943,580)
March 31, 2022	5,550,476	$47,914,892	$11,643,236	$(2,817,392)	$(11,782,423)	$44,958,313

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2020	5,520,469	$47,404,869	$8,693,519	$(2,787,898)	$1,669,866	$54,980,356
Net income	—	—	1,810,075	—	—	1,810,075
Other comprehensive loss	—	—	—	—	(2,343,977)	(2,343,977)
Stock option exercises, net of surrenders	4,147	39,589	—	(8,344)	—	31,245
Stock-based compensation expense	—	22,997	—	—	—	22,997
Cash dividends ($0.27 per common share)	—	—	(1,491,646)	—	—	(1,491,646)
March 31, 2021	5,524,616	$47,467,455	$9,011,948	$(2,796,242)	$(674,111)	$53,009,050

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,464,106	$1,810,075
Adjustments to reconcile net income net cash provided by operating activities:
Depreciation expense	97,694	106,414
Gain on sale of investment securities	(61,780)	—
Provision for loan losses	(75,000)	120,000
Stock-based compensation expense	27,989	22,997
Deferred income taxes and other assets	(344,938)	(813,220)
Net amortization of unearned discounts on investment securities available for sale	214,931	96,917
Origination of mortgage loans held for sale	(17,582,370)	(48,008,560)
Proceeds from sale of mortgage loans held for sale	17,729,759	47,744,276
(Increase) decrease in accrued interest receivable	(68,881)	220,448
Increase in accrued interest payable and other liabilities	302,580	699,515
Net cash provided by operating activities	1,704,090	1,998,862

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	2,718,000	4,817,000
Proceeds from sale of investment securities available for sale	15,120,000	—
Purchase of investment securities available for sale	(75,764,462)	(15,728,575)
Net increase in loans	(8,271,231)	(1,490,085)
Purchase of premises, equipment, and leasehold improvements, net	(31,563)	(29,223)
Net cash used in investing activities	(66,229,256)	(12,430,883)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(5,420,096)	22,448,381
Dividends paid	(942,015)	(938,480)
Stock options exercised, net of surrenders	141,618	31,245
Net cash (used in) provided by financing activities	(6,220,493)	21,541,146
Net (decrease) increase in cash and cash equivalents	(70,745,659)	11,109,125
Cash and cash equivalents at the beginning of the period	140,111,988	48,325,981
Cash and cash equivalents at the end of the period	$69,366,329	$59,435,106

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$37,340	$75,231
Income taxes, net	$—	$231,375

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or (“GAAP”), for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2022. In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

In June 2016, the FASB issued ASU 2016-13, Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to change the accounting for credit losses and modify the impairment model for certain debt securities. ASU 2016-13 changes the impairment model for most financial assets to a current expected credit loss (“CECL”) model, replacing the incurred loss model that is currently in use. The new guidance requires an entity to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The CECL model will apply to financial assets measured at amortized cost, such as loans and investments, as well as certain off-balance sheet credit exposures. In May 2019, the FASB issued guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. In October 2019, the FASB voted to extend the implementation date for smaller reporting companies, non-SEC public companies, and private companies. This amendment will become effective for the Company on January 1, 2023. In connection with its efforts to implement ASU 2016-13, the Company internally developed and tested a model to apply the provisions of this guidance upon adoption. The Company is currently in the process of evaluating the impact on the consolidated financial statements of adopting ASU 2016-13. The actual impact of adopting ASU 2016-13 will be influenced by the quality, composition, and characteristics of our loan and investment portfolios, as well as the expected economic conditions and forecasts at the time of enactment and future reporting periods.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors in ASC 310-402 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amendments in ASU 2022-02 are effective upon the Company’s adoption of ASU 2016-13.

In March 2020, the FASB issued guidance to provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In November 2021, the FASB added a topic to the Accounting Standards Codification, Government Assistance, to require certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. The amendment became effective January 1, 2022 and did not have a material effect on the consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

Note 2: Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$170,849,901	$—	$(7,263,586)	$163,586,315
Government-Sponsored Enterprises	66,242,773	7,546	(5,628,550)	60,621,769
Municipal Securities	35,728,088	6,525	(2,036,393)	33,698,220
Total	$272,820,762	$14,071	$(14,928,529)	$257,906,304

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$101,269,851	$68,848	$(1,276,399)	$100,062,300
Government-Sponsored Enterprises	76,355,720	275,123	(1,909,834)	74,721,009
Municipal Securities	37,421,880	335,912	(193,612)	37,564,180
Total	$215,047,451	$679,883	$(3,379,845)	$212,347,489

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2022 and December 31, 2021, by contractual maturity are in the following table.

	March 31, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,039,951	$3,014,039	$12,756,176	$12,859,086
Due in one year to five years	184,453,829	177,328,263	116,602,790	115,896,465
Due in five years to ten years	76,428,538	69,708,612	76,531,464	74,575,862
Due in ten years and over	8,898,444	7,855,390	9,157,021	9,016,076
Total	$272,820,762	$257,906,304	$215,047,451	$212,347,489

Securities pledged to secure deposits at March 31, 2022 and December 31, 2021, had a fair value of $31.0 million and $33.3 million, respectively.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	March 31, 2022
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	22	$158,707,410	$(6,848,104)	1	$4,878,905	$(415,482)	23	$163,586,315	$(7,263,586)
Government-Sponsored Enterprises	2	9,324,550	(675,450)	7	46,293,814	(4,953,100)	9	55,618,364	(5,628,550)
Municipal Securities	70	31,221,099	(1,943,722)	1	977,570	(92,671)	71	32,198,669	(2,036,393)
Total	94	$199,253,059	$(9,467,276)	9	$52,150,289	$(5,461,253)	103	$251,403,348	$(14,928,529)

	December 31, 2021
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	15	$94,994,915	$(1,276,399)	—	$—	$—	15	$94,994,915	$(1,276,399)
Government-Sponsored Enterprises	3	19,480,595	(519,405)	6	39,909,134	(1,390,429)	9	59,389,729	(1,909,834)
Municipa/l Securities	19	11,384,462	(193,612)	—	—	—	19	11,384,462	(193,612)
Total	37	$125,859,972	$(1,989,416)	6	$39,909,134	$(1,390,429)	43	$165,769,106	$(3,379,845)

The tables below show the proceeds from sales of securities available for sale and gross realized gains and losses.

	Three Months Ended
	March 31,
	2022	2021
Gross proceeds	$15,120,000	$—
Gross realized gains	61,780	—
Gross realized losses	—	—

There was a tax provision of $12,974 related to gains for the three months ended March 31, 2022. There were no realized gains for the three months ended March 31, 2021.

Note 3: Loans and Allowance for Loan Losses

Major classifications of loans (net of deferred loan fees of $342,835 and $488,481 at March 31,2022 and December 31, 2021, respectively) are shown in the table below.

	March 31, 2022	December 31, 2021
Commercial	$47,360,745	$45,804,434
Commercial Real Estate:
Construction	14,750,474	12,054,095
Other	167,967,452	165,719,078
Consumer:
Real estate	76,712,257	71,307,488
Other	3,677,522	3,768,531
Paycheck Protection Program	4,437,525	7,978,603
	314,905,975	306,632,229
Allowance for loan losses	(4,304,502)	(4,376,987)
Loans, net	$310,601,473	$302,255,242

We had $96.3 million and $94.7 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at March 31, 2022 and at December 31, 2021, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/ HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. In 2020 and 2021, the Bank provided $55.3 million in funding to 480 customers through the PPP and received a total of $2.4 million in processing fees. The processing fees were deferred and are being amortized over the life of the loans in accordance with ASC 310-20. During the three months ended March 31, 2022 and 2021, the Bank recognized $0.2 million and $0.6 million, respectively, in processing fees for the PPP program.

Our portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Our internal credit risk grading system is based on experience with similarly graded loans, industry best practices, and regulatory guidance. Our portfolio is graded in its entirety, with the exception of the PPP loans. Because the PPP loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve.

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

The following tables illustrate credit quality by class and internally assigned grades at March 31, 2022 and December 31, 2021. “Pass” includes loans internally graded as excellent, good and satisfactory.

March 31, 2022
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$45,293,533	$13,775,793	$163,137,366	$72,531,141	$3,426,221	$4,437,525	$302,601,579
Watch	686,987	974,681	2,768,774	3,656,913	191,740	—	8,279,095
OAEM	30,859	—	840,236	274,445	19,961	—	1,165,501
Substandard	1,349,366	—	1,221,076	249,758	39,600	—	2,859,800
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$47,360,745	$14,750,474	$167,967,452	$76,712,257	$3,677,522	$4,437,525	$314,905,975

December 31, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$43,853,889	$11,616,118	$159,825,281	$69,920,347	$3,565,716	$7,978,603	$296,759,954
Watch	450,319	437,977	3,082,408	862,938	133,418	—	4,967,060
OAEM	36,749	—	1,158,268	274,445	29,244	—	1,498,706
Substandard	1,463,477	—	1,653,121	249,758	40,153	—	3,406,509
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$45,804,434	$12,054,095	$165,719,078	$71,307,488	$3,768,531	$7,978,603	$306,632,229

The following tables include an aging analysis of the recorded investment in loans segregated by class.

March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$225,000	$1,915	$—	$226,915	$47,133,830	$47,360,745	$—
Commercial Real Estate Construction	—	—	—	—	14,750,474	14,750,474	—
Commercial Real Estate Other	677,131	750,000	621,358	2,048,489	165,918,963	167,967,452	—
Consumer Real Estate	203,042	—	—	203,042	76,509,215	76,712,257	—
Consumer Other	626	—	—	626	3,676,896	3,677,522	—
Paycheck Protection Program	—	—	—	—	4,437,525	4,437,525	—
Total	$1,105,799	$751,915	$621,358	$2,479,072	$312,426,903	$314,905,975	$—

December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$88,659	$—	$—	$88,659	$45,715,775	$45,804,434	$—
Commercial Real Estate Construction	—	—	—	—	12,054,095	12,054,095	—
Commercial Real Estate Other	59,269	288,464	337,490	685,223	165,033,855	165,719,078	—
Consumer Real Estate	—	—	—	—	71,307,488	71,307,488	—
Consumer Other	23,971	—	—	23,971	3,744,560	3,768,531	—
Paycheck Protection Program	—	—	—	—	7,978,603	7,978,603	—
Total	$171,899	$288,464	$337,490	$797,853	$305,834,376	$306,632,229	$—

There were no loans over 90 days past due and still accruing as of March 31, 2022 and December 31, 2021.

The following table summarizes the balances of non-accrual loans:

	March 31, 2022	December 31, 2021
Commercial	$—	$178,975
Commercial Real Estate Construction	—	—
Commercial Real Estate Other	621,358	625,953
Consumer Real Estate	—	—
Consumer Other	9,022	9,686
Paycheck Protection Program	—	—
Total	$630,380	$814,614

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three months ended March 31, 2022 and 2021. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

Three Months Ended March 31, 2022
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$795,689	$175,493	$2,376,306	$924,784	$104,715	$—	$4,376,987
Charge-offs	—	—	—	(2,035)	—	(10)	(2,045)
Recoveries	—	—	—	—	4,200	360	4,560
Provisions	(7,596)	28,075	(82,296)	(2,777)	(10,056)	(350)	(75,000)
Ending balance	$788,093	$203,568	$2,294,010	$919,972	$98,859	$—	$4,304,502

Three Months Ended March 31, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$1,029,310	$199,266	$1,909,121	$925,077	$122,920	$—	$4,185,694
Charge-offs	—	—	—	—	(8,152)	(6,479)	(14,631)
Recoveries	—	—	—	—	4,812	290	5,102
Provisions	(126,428)	(54,721)	168,648	127,083	(771)	6,189	120,000
Ending balance	$902,882	$144,545	$2,077,769	$1,052,160	$118,809	$—	$4,296,165

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans, for the periods indicated.

	March 31, 2022
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$183,418	$—	$—	$—	$39,600	$—	$223,018
Collectively evaluated for impairment	604,675	203,568	2,294,010	919,972	59,259	—	4,081,484
Total Allowance for Loan Losses	$788,093	$203,568	$2,294,010	$919,972	$98,859	$—	$4,304,502
Loans Receivable
Individually evaluated for impairment	$1,349,365	$—	$1,221,076	$249,758	$39,600	$—	$2,859,799
Collectively evaluated for impairment	46,011,380	14,750,474	166,746,376	76,462,499	3,637,922	4,437,525	312,046,176
Total Loans Receivable	$47,360,745	$14,750,474	$167,967,452	$76,712,257	$3,677,522	$4,437,525	$314,905,975

	December 31, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$179,988	$—	$—	$—	$40,153	$—	$220,141
Collectively evaluated for impairment	615,701	175,493	2,376,306	924,784	64,562	—	4,156,846
Total Allowance for Loan Losses	$795,689	$175,493	$2,376,306	$924,784	$104,715	$—	$4,376,987
Loans Receivable
Individually evaluated for impairment	$1,463,477	$—	$1,653,121	$249,758	$40,153	$—	$3,406,509
Collectively evaluated for impairment	44,340,957	12,054,095	164,065,957	71,057,730	3,728,378	7,978,603	303,225,720
Total Loans Receivable	$45,804,434	$12,054,095	$165,719,078	$71,307,488	$3,768,531	$7,978,603	$306,632,229

As of March 31, 2022 and December 31, 2021, loans individually evaluated and considered impaired are presented in the following table.

	Impaired Loans as of
	March 31, 2022			December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$175,805	$175,805	$—	$1,096,407	$1,096,407	$—
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,221,076	1,221,076	—	1,653,121	1,653,121	—
Consumer Real Estate	249,758	249,758	—	249,758	249,758	—
Consumer Other	—	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—
Total	1,646,639	1,646,639	—	2,999,286	2,999,286	—

With an allowance recorded:
Commercial	1,173,560	1,173,560	183,418	367,070	367,070	179,988
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	—	—	—	—	—	—
Consumer Real Estate	—	—	—	—	—	—
Consumer Other	39,600	39,600	39,600	40,153	40,153	40,153
Paycheck Protection Program	—	—	—	—	—	—
Total	1,213,160	1,213,160	223,018	407,223	407,223	220,141

Commercial	1,349,365	1,349,365	183,418	1,463,477	1,463,477	179,988
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,221,076	1,221,076	—	1,653,121	1,653,121	—
Consumer Real Estate	249,758	249,758	—	249,758	249,758	—
Consumer Other	39,600	39,600	39,600	40,153	40,153	40,153
Paycheck Protection Program	—	—	—	—	—	—
Total	$2,859,799	$2,859,799	$223,018	$3,406,509	$3,406,509	$220,141

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	Three Months Ended March 31,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$181,347	$2,720	$1,563,106	$25,815
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	1,226,665	7,706	5,482,702	49,760
Consumer Real Estate	249,758	2,617	249,833	3,491
Consumer Other	—	—	—	—
Paycheck Protection Program	—	—	—	—
	1,657,770	13,043	7,295,641	79,066

With an allowance recorded:
Commercial	1,186,718	19,382	472,422	7,519
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	—	—	—	—
Consumer Real Estate	—	—	—	—
Consumer Other	39,822	638	41,848	672
Paycheck Protection Program	—	—	—	—
	1,226,540	20,020	514,270	8,191
Total
Commercial	1,368,065	22,102	2,035,528	33,334
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	1,226,665	7,706	5,482,702	49,760
Consumer Real Estate	249,758	2,617	249,833	3,491
Consumer Other	39,822	638	41,848	672
Paycheck Protection Program	—	—	—	—
	$2,884,310	$33,063	$7,809,911	$87,257

In general, the modification or restructuring of a debt is considered a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of both March 31, 2022 and December 31, 2021, there were 5 TDRs with a balance of $1.0 million. There were no TDRs added during the three months ended March 31, 2022 and 2021. These TDRs were granted extended payment terms with no principal reduction. The structure of two of the loans changed to interest only. All TDRs were performing as agreed as of March 31, 2022. No TDRs defaulted during the three months ended March 31, 2022 and 2021, which were modified within the previous twelve months.

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. During 2020, the Bank processed approximately $0.7 million in principal deferments to 84 loans, with an aggregate loan balance of $25.9 million. The principal deferments represented 0.24% of our total loan portfolio as of December 31, 2020. The Bank did not process any principal deferments after December 31, 2020. As of March 31, 2022, there was one outstanding loan with a balance of $0.2 million in TDR status. There were two loans outstanding with a balance of $0.5 million in TDR status as of December 31, 2021. All other remaining outstanding loans were paying as agreed as of March 31, 2022 and December 31, 2021.

Note 4: Leases

As of March 31, 2022 and December 31, 2021, the Company had operating right of use (“ROU”) assets of $13.9 million and $14.0 million, respectively, and had operating lease liabilities of $13.9 million and $14.0 million, respectively. The Company maintains operating leases on land, branch facilities, and parking. Most of the leases include one or more options to renew, with renewal terms extending up to 20 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized in lease expense.

As of March 31, 2022, the weighted average remaining lease term was 16.3 years and the weighted average incremental borrowing rate was 4.17%.

The table below shows lease expense components for the three months ended March 31, 2022 and 2021.

	March 31,
	2022	2021
Operating lease expense	$299,571	$301,537
Short-term lease expense	—	—
Total lease expense	$299,571	$301,537

Total rental expense was $299,571 and $301,537 for the three months ended March 31, 2022 and 2021, respectively and was included in net occupancy expense within the consolidated statements of income.

As of March 31, 2022 and December 31, 2021, we did not maintain any finance leases, and we determined that the number and dollar amount of equipment leases was immaterial. As of March 31, 2022, we had no operating leases that had not yet commenced.

Note 5: Disclosures Regarding Fair Value of Financial Statements

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

Fair value estimates are made at a specific point of time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale our entire holdings of a particular financial instrument. Because no active market exists for a significant portion of our financial instruments, fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value also would also significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

The following paragraphs describe the valuation methodologies used for assets recorded at fair value on a recurring basis.

Investment Securities Available for Sale

Investment securities are recorded at fair value on a recurring basis and are based upon quoted prices if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, or by dealers or brokers in active over-the counter markets. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include municipal securities in less liquid markets.

Derivative Instruments

Derivative instruments include interest rate lock commitments and forward sale commitments. These instruments are valued based on the change in the value of the underlying loan between the commitment date and the end of the period. We classify these instruments as Level 3.

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments with interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on the short-term nature of mortgage loans to be sold (derivative contracts), our derivative instruments were immaterial to our consolidated financial statements as of March 31, 2022 and December 31, 2021.

The following table presents information about assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$163,586,315	$—	$—	$163,586,315
Government-Sponsored Enterprises	—	60,621,769	—	60,621,769
Municipal Securities	—	13,071,566	20,626,654	33,698,220
Total	$163,586,315	$73,693,335	$20,626,654	$257,906,304

	December 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$100,062,300	$—	$—	$100,062,300
Government-Sponsored Enterprises	—	74,721,009	—	74,721,009
Municipal Securities	—	13,080,133	24,484,047	37,564,180
Total	$100,062,300	$87,801,142	$24,484,047	$212,347,489

There were no liabilities recorded at fair value on a recurring basis as of March 31, 2022 or December 31, 2021.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$24,484,047	$5,683,930
Total gains or (losses) (realized/unrealized):
Included in other comprehensive income	(1,444,393)	(78,054)
Purchases, issuances, and settlements, net of maturities	(2,413,000)	(3,637,000)
Ending balance	$20,626,654	$1,968,876

There were no transfers between fair value levels during the three months ended March 31, 2022 or 2021.

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

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present information about certain assets measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$1,470,833	$1,470,833
Mortgage loans to be sold	—	2,626,999	—	2,626,999
Total	$—	$2,626,999	$1,470,833	$4,097,832

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$1,902,879	$1,902,879
Mortgage loans to be sold	—	2,774,388	—	2,774,388
Total	$—	$2,774,388	$1,902,879	$4,677,267

There were no liabilities measured at fair value on a nonrecurring basis as of March 31 2022 or December 31, 2021.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2022 and December 31, 2021:

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

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and due from banks	$7,946,158	$7,946,158	$—	$—	$7,946,158
Interest-bearing deposits at the Federal Reserve	61,420,171	61,420,171	—	—	61,420,171
Investment securities available for sale	257,906,304	163,586,315	73,693,335	20,626,654	257,906,304
Mortgage loans to be sold	2,626,999	—	2,626,999	—	2,626,999
Loans, net	310,601,473	—	—	301,121,392	301,121,392
Accrued interest receivable	1,473,108	—	1,473,108	—	1,473,108
Financial Liabilities:
Demand deposits	582,678,608	—	582,678,608	—	582,678,608
Time deposits	21,092,872	—	21,243,268	—	21,243,268
Accrued interest payable	14,371	—	14,371	—	14,371

	December 31, 2021
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and due from banks	$11,140,559	$11,140,559	$—	$—	$11,140,559
Interest-bearing deposits at the Federal Reserve	128,971,429	128,971,429	—	—	128,971,429
Investment securities available for sale	212,347,489	100,062,300	87,801,142	24,484,047	212,347,489
Mortgage loans to be sold	2,774,388	—	2,774,388	—	2,774,388
Loans, net	302,255,242	—	—	293,731,997	293,731,997
Accrued interest receivable	1,404,227	—	1,404,227		1,404,227
Financial Liabilities:
Demand deposits	587,903,356	—	587,903,356	—	587,903,356
Time deposits	21,288,220	—	21,428,310	—	21,428,310
Accrued interest payable	14,914	—	14,914		14,914

 Note 6: Income Per Common Share

 The following table is a summary of the reconciliation of weighted average shares outstanding:

	Three Months Ended March 31,
	2022	2021
Net income	$1,464,106	$1,810,075

Weighted average shares outstanding	5,544,546	5,521,707
Effect of dilutive shares	144,073	163,444
Weighted average shares outstanding - diluted	5,688,619	5,685,151

Earnings per share - basic	$0.26	$0.33
Earnings per share - diluted	$0.26	$0.32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the “Cautionary Statement Regarding Forward-Looking Statements” section of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC and the following:

●	Risk from changes in economic, monetary policy, and industry conditions

●	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources

●	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation

●	Risk inherent in making loans including repayment risks and changes in the value of collateral

●	Loan growth, the adequacy of the allowance for loan losses, provisions for loan losses, and the assessment of problem loans

●	Level, composition, and re-pricing characteristics of the securities portfolio

●	Deposit growth, change in the mix or type of deposit products and services

●	Continued availability of senior management and ability to attract and retain key personnel

●	Technological changes

●	Ability to control expense

●	Ability to compete in our industry and competitive pressures among depository and other financial institutions

●	Changes in compensation

●	Risks associated with income taxes including potential for adverse adjustments

●	Changes in accounting policies and practices

●	Changes in regulatory actions, including the potential for adverse adjustments

●	Recently enacted or proposed legislation and changes in political conditions

●	Reputational risk

●	Pandemic risk

●	Impact of COVID-19 on the collectability of loans

●	Changes in legislation as related to PPP loans

●	Credit risks, determination of deficiency, or complete loss if SBA denies PPP loans

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

Overview

Bank of South Carolina Corporation (the “Company”) is a financial institution holding company headquartered in Charleston, South Carolina, with $665.0 million in assets as of March 31, 2022. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full-service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identify significant factors that have affected our financial position and operating results as of and for the periods ending March 31, 2022 and December 31, 2021, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

COVID-19

Effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses. However, it is difficult to assess or predict how, and to what extent, COVID-19 will affect the Bank in the future. Refer to Note 3: Loans and Allowance for Loan Losses for additional information about COVID-19 and programs that were established to assist borrowers.

Critical Accounting Policies

Our critical accounting policies, which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of March 31, 2022, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2021.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents decreased 50.5% or $70.7 million to $69.4 million as of March 31, 2022, from $140.1 million as of December 31, 2021. The decrease in total cash and cash equivalents is primarily due to purchases of investment securities available for sale, net of proceeds from sales, calls and maturities, and to a lesser extent, a net increase in loans and a net decrease in deposit accounts.

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

As of March 31, 2022, our available for sale investment portfolio included U.S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $257.9 million and an amortized cost of $272.8 million for a net unrealized loss of approximately $14.9 million. As of March 31, 2022 and December 31, 2021, our investment securities portfolio represented approximately 38.78% and 31.26% of our total assets, respectively. The average yield on our investment securities was 1.03% and 1.02% at March 31, 2022 and December 31, 2021, respectively.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans are to borrowers located in our market area of Charleston, Dorchester and Berkeley counties of South Carolina.

Net loans increased $8.3 million, or 2.76%, to $310.6 million as of March 31, 2022 from $302.3 million as of December 31, 2021. The increase is primarily related to growth in Consumer and Commercial Real Estate loans offset by a decrease in PPP loans.

In January 2020, the Bank began originating 30-year, fixed rate consumer mortgage loans in excess of the conforming loan amount which are held for investment rather than for sale in the secondary market. Prior to January 2020, all consumer mortgage loans made by the Bank were originated for the purpose of sale and reflected on the consolidated balance sheet as mortgage loans held for sale. This mortgage product continues to be well-received by the Bank’s customers, and the associated volume of originations has continued to contribute to the increase in Consumer Real Estate lending.

The following table is a summary of our loan portfolio composition (net of deferred fees and costs of $342,835 and $488,481 at March 31, 2022 and December 31, 2021, respectively) and the corresponding percentage of total loans as of the dates indicated.

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Commercial	$47,360,745	15.04%	$45,804,434	14.94%
Commercial Real Estate Construction	14,750,474	4.68%	12,054,095	3.93%
Commercial Real Estate Other	167,967,452	53.34%	165,719,078	54.04%
Consumer Real Estate	76,712,257	24.36%	71,307,488	23.26%
Consumer Other	3,677,522	1.17%	3,768,531	1.23%
Payroll Protection Program	4,437,525	1.41%	7,978,603	2.60%
Total loans	314,905,975	100.00%	306,632,229	100.00%
Allowance for loan losses	(4,304,502)		(4,376,987)
Total loans, net	$310,601,473		$302,255,242

The decrease in the deferred fees is primarily associated with the amortization of the processing fees the Bank received from the SBA for the PPP loans. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20.

Nonperforming Assets

Nonperforming Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. As of March 31, 2022, there were no loans 90 days past due still accruing interest.

The following table is a summary of our Nonperforming Assets:

	March 31, 2022	December 31, 2021
Commercial	$—	$178,975
Commercial Real Estate Other	621,358	625,953
Consumer Real Estate	—	—
Consumer Other	9,022	9,686
Total nonaccruing loans	630,380	814,614
Total nonperforming assets	$630,380	$814,614

Allowance for Loan Losses

The allowance for loan losses was $4.3 million as of March 31, 2022 and $4.4 million as of December 31, 2021, or 1.39% and 1.47%, respectively, of outstanding loans, net of PPP loans. Because PPP loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve. At March 31, 2022 and December 31, 2021, the allowance for loan losses represented 682.84% and 537.31%, respectively, of the total amount of nonperforming loans. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses at March 31, 2022 is adequate.

At March 31, 2022, impaired loans totaled $2.9 million, of which $1.2 million of these loans had a reserve of approximately $0.2 million allocated in the allowance for loan losses. Comparatively, impaired loans totaled $3.4 million as of December 31, 2021, and $0.4 million of these loans had a reserve of approximately $0.2 million allocated in the allowance for loan losses.

During the three months ended March 31, 2022, we recorded $2,045 in charge-offs and $4,560 of recoveries on loans previously charged-off, for net recoveries of $2,515.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest-bearing deposits provided funding for 53.85% of average earning assets for the three months ended March 31, 2022, and 56.60% for the three months ended March 31, 2021. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Deposits
Non-interest bearing demand	$258,738,170	42.86%	$255,783,644	41.98%
Interest bearing demand	159,954,068	26.49%	165,335,038	27.14%
Money market accounts	92,136,722	15.26%	98,113,942	16.11%
Time deposits $250,000 and over	7,668,871	1.27%	7,417,864	1.22%
Other time deposits	13,424,001	2.22%	13,870,356	2.28%
Other savings deposits	71,849,648	11.90%	68,670,732	11.27%
Total deposits	$603,771,480	100.00%	$609,191,576	100.00%

Deposits decreased 0.89% or $5.4 million from December 31, 2021 to March 31, 2022 primarily due to a decrease in the balances of a related group of demand deposit accounts. The higher balance in 2021 for these demand deposit accounts was temporary in nature.

At March 31, 2022 and December 31, 2021, deposits with an aggregate deficit balance of $26,965 and $28,549, respectively, were re-classified as other loans.

Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021

Net income decreased $0.3 million or 19.11% to $1.5 million, or basic and diluted earnings per share of $0.26 for the three months ended March 31, 2022, from $1.8 million, or basic and diluted earnings per share of $0.33 and $0.32, respectively, for the three months ended March 31, 2021. Our annualized returns on average assets and average equity for the three months ended March 31, 2022 were 0.88% and 11.24%, respectively, compared with 1.37% and 13.26%, respectively, for the three months ended March 31, 2021.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest-bearing assets. Net interest income decreased $0.4 million or 8.03% to $4.2 million for the three months ended March 31, 2022 from $4.6 million for the three months ended March 31, 2021. Average loans decreased $20.4 million or 6.18% to $310.5 million for the three months ended March 31, 2022, compared to $330.9 million for the three months ended March 31, 2021. The yield on average loans (including fees) was 4.99% and 5.52% for the three months ended March 31, 2022 and March 31, 2021, respectively. Interest income on loans decreased $0.5 million for the three months ended March 31, 2022 to $3.6 million from $4.1 million for the three months ended March 31, 2021.

The average balance of interest bearing deposits at the Federal Reserve increased $23.4 million or 49.29% to $70.9 million for the three months ended March 31, 2022, with a yield of 0.20% as compared to $47.5 million for the three months ended March 31, 2021, with a yield of 0.10%.

Provision for Loan Losses

We have established an allowance for loan losses through a charge (credit) to the provision for loan losses on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of our allowance for loan losses. For the three months ended March 31, 2022, we recorded a $75,000 reduction to the allowance for loan losses as compared with a provision of $120,000 for the same period in the prior year. The net decrease in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses. For additional information about the changes in the allowance and an allocation of the allowance by class, refer to Note 3. Loans and Allowance for Loan Losses.

Non-Interest Income

Other income decreased $0.3 million or 32.5% to $0.6 million for the three months ended March 31, 2022, from $0.9 million for the three months ended March 31, 2021. This decrease was primarily due to a $0.4 million decrease in mortgage banking income, partially offset by $0.1 million of gain on sales of investment securities. The Bank sold $17.7 million of mortgage loans held for sale during the three months ended March 31, 2022 as compared with $47.7 million during the three months ended March 31, 2021.

Non-Interest Expense

Non-interest expense was $3.0 million for both the three months ended March 31, 2022 and 2021 For the three months ended March 31, 2022, marginal increases in salaries and employee benefits and net occupancy expense were offset by decreases in data processing fees and other operating expenses.

Income Tax Expense

Income tax expense was $0.4 million for the three months ended March 31, 2022 as compared to $0.6 million during the same period in 2021. Our effective tax rate was 23.39% and 23.81% for the three months ended March 31, 2022 and 2021, respectively.

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $140.8 million and $117.5 million at March 31, 2022 and December 31, 2021, respectively.

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

Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at both March 31, 2022 and December 31, 2021 was $0.6 million.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments on mortgage loans held for sale totaling $2.6 million and $2.8 million at March 31, 2022 and December 31, 2021, respectively. The fair value of these commitments was not significant at March 31, 2022 or December 31, 2021. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $17.6 million at March 31, 2022. There were no loans repurchased during the three months ended March 31, 2022 and 2021.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, investment securities available for sale, interest-bearing deposits at the Federal Reserve, and mortgage loans held for sale. Our primary liquid assets accounted for 49.61% and 52.30% of total assets at March 31, 2022 and December 31, 2021, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the investment securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At March 31, 2022, we had unused short-term lines of credit totaling approximately $41.0 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for liquidity include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and sale of mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At March 31, 2022, we could borrow up to $74.7 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest-bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At March 31, 2022 and December 31, 2021, our liquidity ratio was 52.67% and 56.43%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase stock. Total shareholders’ equity as of March 31, 2022 was $45.0 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

The Bank adopted the community bank leverage ratio (“CBLR”) framework, a simplified measure of capital adequacy for qualifying community banking organizations, as of March 31, 2020 and upon adoption is no longer subject to other capital and leverage requirements. To be considered well capitalized, the required CBLR was 8.5% for the year ended December 31, 2021 and will be 9.0% thereafter. Additionally, the qualifying community banking institution must be a non-advanced approaches FDIC supervised institution. If an electing bank later does not feet any of the eligibility criteria, it would have a two-quarter “grace” period to return to CBLR compliance or revert to the generally applicable rule. If an electing bank’s leverage ratio falls below 9.0%, the bank would be deemed well capitalized during the grace period as long as the bank’s leverage ratio remains above 8.0%. If an electing bank’s leverage ratio falls to 8.0% or less, it would be required to revert immediately to the generally applicable rule. As of December 31, 2021, the Bank’s CBLR of 8.66% was above the required CBRL of 8.5% to be categorized as “well capitalized.” As of March 31, 2022, the Bank’s CBRL was 8.56%, which was above the required 8.0% during the two-quarter grace period.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of March 31, 2022 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2022, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. Based on this assessment, management believes that as of March 31, 2022, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bank of South Carolina Corporation

May 6, 2022	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

May 6, 2022	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President