Form 10-Q
period 2022-06-30
BANK OF SOUTH CAROLINA CORP
filed 2022-08-05
CIK 1007273

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 19, 2022, there were 5,552,351 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$7,008,752	$11,140,559
Interest-bearing deposits at the Federal Reserve	35,638,304	128,971,429
Investment securities available for sale	270,703,544	212,347,489
Mortgage loans to be sold	4,092,450	2,774,388
Loans	316,535,748	306,632,229
Less: Allowance for loan losses	(4,306,865)	(4,376,987)
Net loans	312,228,883	302,255,242
Premises, equipment and leasehold improvements, net	3,710,098	3,782,936
Right of use asset	13,737,768	14,041,843
Accrued interest receivable	1,661,438	1,404,227
Other assets	6,683,953	2,502,533

Total assets	$655,465,190	$679,220,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$241,473,757	$255,783,644
Interest bearing demand	169,106,826	165,335,038
Money market accounts	102,506,579	98,113,942
Time deposits $250,000 and over	5,150,841	7,417,864
Other time deposits	12,861,837	13,870,356
Other savings deposits	66,690,321	68,670,732
Total deposits	597,790,161	609,191,576

Accrued interest payable and other liabilities	2,320,033	2,069,594
Lease liability	13,737,768	14,041,843
Total liabilities	613,847,962	625,303,013

Shareholders’ equity

Common stock - no par 12,000,000 shares authorized; Issued 5,852,325 shares at June 30, 2022 and 5,841,240 shares at December 31, 2021. Shares outstanding 5,552,351 and 5,541,266 at June 30, 2022 and December 31, 2021, respectively.	—	—
Additional paid in capital	47,966,172	47,745,285
Retained earnings	12,242,318	11,122,710
Treasury stock: 299,974 shares at June 30, 2022 and December 31, 2021	(2,817,392)	(2,817,392)
Accumulated other comprehensive loss, net of income taxes	(15,773,870)	(2,132,970)
Total shareholders’ equity	41,617,228	53,917,633

Total liabilities and shareholders’ equity	$655,465,190	$679,220,646

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2022	2021
Interest and fee income
Loans, including fees	$3,738,061	$3,801,459
Taxable securities	613,978	484,721
Tax-exempt securities	132,927	62,748
Other	98,285	14,982
Total interest and fee income	4,583,251	4,363,910

Interest expense
Deposits	37,824	42,317
Total interest expense	37,824	42,317

Net interest income	4,545,427	4,321,593
Provision for loan losses	—	—
Net interest income after provision for loan losses	4,545,427	4,321,593

Other income
Service charges and fees	343,030	304,539
Mortgage banking income	239,832	635,351
Other non-interest income	10,836	7,061
Total other income	593,698	946,951

Other expense
Salaries and employee benefits	1,864,139	1,853,918
Net occupancy expense	626,488	615,637
Other operating expenses	345,477	302,182
Professional fees	165,154	151,171
Data processing fees	137,157	161,688
Total other expense	3,138,415	3,084,596

Income before income tax expense	2,000,710	2,183,948
Income tax expense	457,728	515,264

Net income	$1,542,982	$1,668,684

Weighted average shares outstanding
Basic	5,550,951	5,528,835
Diluted	5,693,808	5,686,026

Basic income per common share	$0.28	$0.30
Diluted income per common share	$0.27	$0.29

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Interest and fee income
Loans, including fees	$7,289,936	$7,907,630
Taxable securities	1,173,649	938,178
Tax-exempt securities	242,056	132,354
Other	132,571	26,863
Total interest and fee income	8,838,212	9,005,025

Interest expense
Deposits	74,621	96,841
Total interest expense	74,621	96,841

Net interest income	8,763,591	8,908,184
Provision for loan losses	(75,000)	120,000
Net interest income after provision for loan losses	8,838,591	8,788,184

Other income
Service charges and fees	650,623	592,763
Mortgage banking income	498,728	1,281,246
Gain on sales of securities	61,780	—
Other non-interest income	17,121	12,856
Total other income	1,228,252	1,886,865

Other expense
Salaries and employee benefits	3,676,295	3,652,924
Net occupancy expense	1,247,430	1,227,905
Other operating expenses	640,209	634,263
Professional fees	304,797	276,097
Data processing fees	286,247	324,122
Total other expense	6,154,978	6,115,311

Income before income tax expense	3,911,865	4,559,738
Income tax expense	904,777	1,080,979

Net income	$3,007,088	$3,478,759

Weighted average shares outstanding
Basic	5,547,767	5,525,291
Diluted	5,682,968	5,690,024

Basic income per common share	$0.54	$0.63
Diluted income per common share	$0.53	$0.61

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	June 30,
	2022	2021
Net income	$1,542,982	$1,668,684
Other comprehensive (loss) income
Unrealized (loss) gain on securities arising during the period	(5,052,465)	777,487
Other comprehensive (loss) income before tax	(5,052,465)	777,487
Income tax effect related to items of other comprehensive (loss) income before tax	1,061,018	(163,272)
Other comprehensive (loss) income after tax	(3,991,447)	614,215
Total comprehensive (loss) income	$(2,448,465)	$2,282,899

	Six Months Ended
	June 30,
	2022	2021
Net income	$3,007,088	$3,478,759
Other comprehensive loss
Unrealized loss on securities arising during the period	(17,205,181)	(2,189,572)
Reclassification adjustment for securities gains realized in net income	(61,780)	—
Other comprehensive loss before tax	(17,266,961)	(2,189,572)
Income tax effect related to items of other comprehensive loss before tax	3,626,061	459,810
Other comprehensive loss after tax	(13,640,900)	(1,729,762)
Total comprehensive (loss) income	$(10,633,812)	$1,748,997

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2021	5,541,266	$47,745,285	$11,122,710	$(2,817,392)	$(2,132,970)	$53,917,633
Net income	—	—	1,464,106	—	—	1,464,106
Other comprehensive loss	—	—	—	—	(9,649,453)	(9,649,453)
Stock option exercises, net of surrenders	9,210	141,618	—	—	—	141,618
Stock-based compensation expense	—	27,989	—	—	—	27,989
Cash dividends ($0.17 per common share)	—	—	(943,580)	—	—	(943,580)
March 31, 2022	5,550,476	$47,914,892	$11,643,236	$(2,817,392)	$(11,782,423)	$44,958,313

Net income	—	—	1,542,982	—	—	1,542,982
Other comprehensive loss	—	—	—	—	(3,991,447)	(3,991,447)
Stock option exercises, net of surrenders	1,875	20,022	—	—	—	20,022
Stock-based compensation expense	—	31,258	—	—	—	31,258
Cash dividends ($0.17 per common share)	—	—	(943,900)	—	—	(943,900)
June 30, 2022	5,552,351	$47,966,172	$12,242,318	$(2,817,392)	$(15,773,870)	$41,617,228

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2020	5,520,469	$47,404,869	$8,693,519	$(2,787,898)	$1,669,866	$54,980,356
Net income	—	—	1,810,075	—	—	1,810,075
Other comprehensive loss	—	—	—	—	(2,343,977)	(2,343,977)
Stock option exercises, net of surrenders	4,147	39,589	—	(8,344)	—	31,245
Stock-based compensation expense	—	22,997	—	—	—	22,997
Cash dividends ($0.27 per common share)	—	—	(1,491,646)	—	—	(1,491,646)
March 31, 2021	5,524,616	$47,467,455	$9,011,948	$(2,796,242)	$(674,111)	$53,009,050

Net income	—	—	1,668,684	—	—	1,668,684
Other comprehensive loss	—	—	—	—	614,215	614,215
Stock option exercises, net of surrenders	9,383	103,495	—	(21,150)	—	82,345
Stock-based compensation expense	—	29,648	—	—	—	29,648
Cash dividends ($0.17 per common share)	—	—	(940,781)	—	—	(940,781)
June 30, 2021	5,533,999	$47,600,598	$9,739,851	$(2,817,392)	$(59,896)	$54,463,161

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$3,007,088	$3,478,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	188,251	212,726
Gain on sale of investment securities	(61,780)	—
Provision for loan losses	(75,000)	120,000
Stock-based compensation expense	59,247	52,645
Deferred income taxes and other assets	(555,359)	(415,466)
Net amortization of unearned discounts on investment securities available for sale	438,786	224,055
Origination of mortgage loans held for sale	(40,505,723)	(100,459,770)
Proceeds from sale of mortgage loans held for sale	39,187,661	102,155,941
(Increase) decrease in accrued interest receivable	(257,211)	130,090
Increase (decrease) in accrued interest payable and other liabilities	248,555	(478,419)
Net cash provided by operating activities	1,674,515	5,020,561

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	3,539,000	10,482,000
Proceeds from sale of investment securities available for sale	15,120,000	—
Purchase of investment securities available for sale	(94,659,022)	(41,115,980)
Net (increase) decrease in loans	(9,898,641)	7,631,712
Purchase of premises, equipment, and leasehold improvements, net	(115,413)	(46,154)
Net cash used in investing activities	(86,014,076)	(23,048,422)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(11,401,415)	50,664,090
Dividends paid	(1,885,596)	(2,430,126)
Stock options exercised, net of surrenders	161,640	113,590
Net cash (used in) provided by financing activities	(13,125,371)	48,347,554
Net (decrease) increase in cash and cash equivalents	(97,464,932)	30,319,693
Cash and cash equivalents at the beginning of the period	140,111,988	48,325,981
Cash and cash equivalents at the end of the period	$42,647,056	$78,645,674

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$74,825	$99,714
Income taxes, net	$634,402	$1,810,000

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized gain on securities available for sale, net of income taxes	$13,640,900	$1,729,762
Change in dividends payable	$1,884	$2,301
Change in right of use assets and lease liabilities	$(304,075)	$(249,989)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to change the accounting for credit losses and modify the impairment model for certain debt securities. ASU 2016-13 changes the impairment model for most financial assets to a current expected credit loss (“CECL”) model, replacing the incurred loss model that is currently in use. The new guidance requires an entity to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The CECL model will apply to financial assets measured at amortized cost, such as loans and investments, as well as certain off-balance sheet credit exposures. In May 2019, the FASB issued guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. In October 2019, the FASB voted to extend the implementation date for smaller reporting companies, non-SEC public companies, and private companies. This amendment will become effective for the Company on January 1, 2023. In connection with its efforts to implement ASU 2016-13, the Company internally developed and tested a model to apply the provisions of this guidance upon adoption. The Company is currently in the process of evaluating the impact on the consolidated financial statements of adopting ASU 2016-13. The actual impact of adopting ASU 2016-13 will be influenced by the quality, composition, and characteristics of our loan and investment portfolios, as well as the expected economic conditions and forecasts at the time of enactment and future reporting periods.

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

Note 2: Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$180,556,007	$31,202	$(9,125,484)	$171,461,725
Government-Sponsored Enterprises	66,190,872	—	(7,685,467)	58,505,405
Municipal Securities	43,923,588	44,372	(3,231,546)	40,736,414
Total	$290,670,467	$75,574	$(20,042,497)	$270,703,544

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$101,269,851	$68,848	$(1,276,399)	$100,062,300
Government-Sponsored Enterprises	76,355,720	275,123	(1,909,834)	74,721,009
Municipal Securities	37,421,880	335,912	(193,612)	37,564,180
Total	$215,047,451	$679,883	$(3,379,845)	$212,347,489

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2022 and December 31, 2021, by contractual maturity are in the following table.

	June 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$12,556,130	$12,494,556	$12,756,176	$12,859,086
Due in one year to five years	199,482,469	189,662,232	116,602,790	115,896,465
Due in five years to ten years	70,229,637	61,937,647	76,531,464	74,575,862
Due in ten years and over	8,402,231	6,609,109	9,157,021	9,016,076
Total	$290,670,467	$270,703,544	$215,047,451	$212,347,489

Securities pledged to secure deposits at June 30, 2022 and December 31, 2021, had a fair value of $30.1 million and $33.3 million, respectively.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	June 30, 2022
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	23	$161,740,245	$(8,630,613)	1	$4,782,615	$(494,871)	24	$166,522,860	$(9,125,484)
Government-Sponsored Enterprises	3	13,962,180	(1,034,529)	7	44,543,225	(6,650,938)	10	58,505,405	(7,685,467)
Municipal Securities	58	25,988,791	(1,943,710)	13	5,702,332	(1,287,836)	71	31,691,123	(3,231,546)
Total	84	$201,691,216	$(11,608,852)	21	$55,028,172	$(8,433,645)	105	$256,719,388	$(20,042,497)

	December 31, 2021
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	15	$94,994,915	$(1,276,399)	—	$—	$—	15	$94,994,915	$(1,276,399)
Government-Sponsored Enterprises	3	19,480,595	(519,405)	6	39,909,134	(1,390,429)	9	59,389,729	(1,909,834)
Municipal Securities	19	11,384,462	(193,612)	—	—	—	19	11,384,462	(193,612)
Total	37	$125,859,972	$(1,989,416)	6	$39,909,134	$(1,390,429)	43	$165,769,106	$(3,379,845)

The tables below show the proceeds from sales of securities available for sale and gross realized gains and losses.

Three Months Ended
June 30,
	2022	2021
Gross proceeds	$—	$—
Gross realized gains	—	—
Gross realized losses	—	—

	Six Months Ended
	June 30,
	2022	2021
Gross proceeds	$15,120,000	$—
Gross realized gains	61,780	—
Gross realized losses	—	—

There was a tax provision of $12,974 related to gains for the six months ended June 30, 2022.

Note 3: Loans and Allowance for Loan Losses

Major classifications of loans (net of deferred loan fees of $257,281 and $488,481 at June 30, 2022 and December 31, 2021, respectively) are shown in the table below.

	June 30, 2022	December 31, 2021
Commercial	$50,891,563	$45,804,434
Commercial real estate:
Construction	17,169,667	12,054,095
Other	166,328,808	165,719,078
Consumer:
Real estate	77,626,604	71,307,488
Other	3,630,394	3,768,531
Paycheck Protection Program	888,712	7,978,603
	316,535,748	306,632,229
Allowance for loan losses	(4,306,865)	(4,376,987)
Loans, net	$312,228,883	$302,255,242

We had $91.7 million and $94.7 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at June 30, 2022 and at December 31, 2021, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/ HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. In 2020 and 2021, the Bank provided $55.3 million in funding to 480 customers through the PPP and received a total of $2.4 million in processing fees. The processing fees were deferred and are being amortized over the life of the loans in accordance with ASC 310-20. During the three months ended June 30, 2022 and 2021, the Bank recognized $0.1 million and $0.3 million, respectively, in processing fees for the PPP. During the six months ended June 30, 2022 and 2021, the Bank recognized $0.3 million and $0.9 million, respectively, in processing fees for the PPP.

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

Our internally assigned grades pursuant to the Board-approved lending policy are as follows:

●	Excellent (1) The borrowing entity has more than adequate cash flow, unquestionable strength, strong earnings and capital and, where applicable, no overdrafts.

●	Good (2) The borrowing entity has dependable cash flow, better than average financial condition, good capital and usually no overdrafts.

●	Satisfactory (3) The borrowing entity has adequate cash flow, satisfactory financial condition, and explainable overdrafts (if any).

●	Watch (4) The borrowing entity has generally adequate, yet inconsistent cash flow, cyclical earnings, weak capital, loan to/from stockholders, and infrequent overdrafts. The borrower has consistent yet sometimes unpredictable sales and growth.

●	Other Assets Especially Mentioned (OAEM) (5) The borrowing entity has marginal cash flow, occasional past dues, and frequent and unexpected working capital needs.

●	Substandard (6) The borrowing entity has a cash flow barely sufficient to service debt, deteriorated financial condition, and bankruptcy is possible. The borrowing entity has declining sales, rising costs, and may need to look for secondary source of repayment.

●	Doubtful (7) The borrowing entity has negative cash flow. Survival of the business is at risk, full repayment is unlikely, and there are frequent and unexplained overdrafts. The borrowing entity shows declining trends and no operating profits.

●	Loss (8) The borrowing entity has negative cash flow with no alternatives. Survival of the business is unlikely.

The following tables illustrate credit quality by class and internally assigned grades at June 30, 2022 and December 31, 2021. “Pass” includes loans internally graded as excellent, good and satisfactory.

June 30, 2022
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$48,579,673	$16,745,550	$160,870,231	$72,964,730	$3,345,367	$888,712	$303,394,263
Watch	894,161	424,117	3,274,081	4,137,673	228,113	—	8,958,145
OAEM	94,052	—	975,783	274,445	17,875	—	1,362,155
Substandard	1,323,677	—	1,208,713	249,756	39,039	—	2,821,185
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$50,891,563	$17,169,667	$166,328,808	$77,626,604	$3,630,394	$888,712	$316,535,748

December 31, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$43,853,889	$11,616,118	$159,825,281	$69,920,347	$3,565,716	$7,978,603	$296,759,954
Watch	450,319	437,977	3,082,408	862,938	133,418	—	4,967,060
OAEM	36,749	—	1,158,268	274,445	29,244	—	1,498,706
Substandard	1,463,477	—	1,653,121	249,758	40,153	—	3,406,509
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$45,804,434	$12,054,095	$165,719,078	$71,307,488	$3,768,531	$7,978,603	$306,632,229

The following tables include an aging analysis of the recorded investment in loans segregated by class.

June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$—	$—	$68,104	$68,104	$50,823,459	$50,891,563	$—
Commercial Real Estate Construction	—	—	—	—	17,169,667	17,169,667	—
Commercial Real Estate Other	117,335	735,464	616,858	1,469,657	164,859,151	166,328,808	—
Consumer Real Estate	—	—	—	—	77,626,604	77,626,604	—
Consumer Other	176	—	—	176	3,630,218	3,630,394	—
Paycheck Protection Program	—	—	—	—	888,712	888,712	—
Total	$117,511	$735,464	$684,962	$1,537,937	$314,997,811	$316,535,748	$—

December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$88,659	$—	$—	$88,659	$45,715,775	$45,804,434	$—
Commercial Real Estate Construction	—	—	—	—	12,054,095	12,054,095	—
Commercial Real Estate Other	59,269	288,464	337,490	685,223	165,033,855	165,719,078	—
Consumer Real Estate	—	—	—	—	71,307,488	71,307,488	—
Consumer Other	23,971	—	—	23,971	3,744,560	3,768,531	—
Paycheck Protection Program	—	—	—	—	7,978,603	7,978,603	—
Total	$171,899	$288,464	$337,490	$797,853	$305,834,376	$306,632,229	$—

There were no loans over 90 days past due and still accruing as of June 30, 2022 and December 31, 2021.

The following table summarizes the balances of non-accrual loans:

	June 30, 2022	December 31, 2021

Commercial	$68,104	$178,975
Commercial Real Estate Construction	—	—
Commercial Real Estate Other	616,858	625,953
Consumer Real Estate	—	—
Consumer Other	8,351	9,686
Paycheck Protection Program	—	—
Total	$693,313	$814,614

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three and six months ended June 30, 2022 and 2021. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

Three Months Ended June 30, 2022
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$788,093	$203,568	$2,294,010	$919,972	$98,859	$—	$4,304,502
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	2,024	339	2,363
Provisions	94,901	26,802	(83,699)	(29,588)	(8,077)	(339)	—
Ending balance	$882,994	$230,370	$2,210,311	$890,384	$92,806	$—	$4,306,865

Six Months Ended June 30, 2022
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$795,689	$175,493	$2,376,306	$924,784	$104,715	$—	$4,376,987
Charge-offs	—	—	—	(2,035)	—	(10)	(2,045)
Recoveries	—	—	—	—	6,224	699	6,923
Provisions	87,305	54,877	(165,995)	(32,365)	(18,133)	(689)	(75,000)
Ending balance	$882,994	$230,370	$2,210,311	$890,384	$92,806	$—	$4,306,865

Three Months Ended June 30, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$902,882	$144,545	$2,077,769	$1,052,160	$118,809	$—	$4,296,165
Charge-offs	—	—	—	—	(3,288)	(1,786)	(5,074)
Recoveries	10,584	—	—	—	4,628	—	15,212
Provisions	(111,918)	9,731	128,446	(26,654)	(1,391)	1,786	—
Ending balance	$801,548	$154,276	$2,206,215	$1,025,506	$118,758	$—	$4,306,303

Six Months Ended June 30, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$1,029,310	$199,266	$1,909,121	$925,077	$122,920	$—	$4,185,694
Charge-offs	—	—	—	—	(11,440)	(7,976)	(19,416)
Recoveries	10,584	—	—	—	9,441	—	20,025
Provisions	(238,346)	(44,990)	297,094	100,429	(2,163)	7,976	120,000
Ending balance	$801,548	$154,276	$2,206,215	$1,025,506	$118,758	$—	$4,306,303

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans, for the periods indicated.

	June 30, 2022
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$247,079	$—	$—	$—	$39,039	$—	$286,118
Collectively evaluated for impairment	635,915	230,370	2,210,311	890,384	53,767	—	4,020,747
Total Allowance for Loan Losses	$882,994	$230,370	$2,210,311	$890,384	$92,806	$—	$4,306,865
Loans Receivable
Individually evaluated for impairment	$1,391,779	$—	$1,208,713	$249,758	$39,039	$—	$2,889,289
Collectively evaluated for impairment	49,499,784	17,169,667	165,120,095	77,376,846	3,591,355	888,712	313,646,459
Total Loans Receivable	$50,891,563	$17,169,667	$166,328,808	$77,626,604	$3,630,394	$888,712	$316,535,748

	December 31, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$179,988	$—	$—	$—	$40,153	$—	$220,141
Collectively evaluated for impairment	615,701	175,493	2,376,306	924,784	64,562	—	4,156,846
Total Allowance for Loan Losses	$795,689	$175,493	$2,376,306	$924,784	$104,715	$—	$4,376,987
Loans Receivable
Individually evaluated for impairment	$1,463,477	$—	$1,653,121	$249,758	$40,153	$—	$3,406,509
Collectively evaluated for impairment	44,340,957	12,054,095	164,065,957	71,057,730	3,728,378	7,978,603	303,225,720
Total Loans Receivable	$45,804,434	$12,054,095	$165,719,078	$71,307,488	$3,768,531	$7,978,603	$306,632,229

As of June 30, 2022 and December 31, 2021, loans individually evaluated and considered impaired are presented in the following table.

	Impaired Loans as of
	June 30, 2022			December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$1,144,700	$1,144,700	$—	$1,096,407	$1,096,407	$—
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,208,713	1,208,713	—	1,653,121	1,653,121	—
Consumer Real Estate	249,758	249,758	—	249,758	249,758	—
Consumer Other	—	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—
Total	2,603,171	2,603,171	—	2,999,286	2,999,286	—

With an allowance recorded:
Commercial	247,079	247,079	247,079	367,070	367,070	179,988
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	—	—	—	—	—	—
Consumer Real Estate	—	—	—	—	—	—
Consumer Other	39,039	39,039	39,039	40,153	40,153	40,153
Paycheck Protection Program	—	—	—	—	—	—
Total	286,118	286,118	286,118	407,223	407,223	220,141

Commercial	1,391,779	1,391,779	247,079	1,463,477	1,463,477	179,988
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,208,713	1,208,713	—	1,653,121	1,653,121	—
Consumer Real Estate	249,758	249,758	—	249,758	249,758	—
Consumer Other	39,039	39,039	39,039	40,153	40,153	40,153
Paycheck Protection Program	—	—	—	—	—	—
Total	$2,889,289	$2,889,289	$286,118	$3,406,509	$3,406,509	$220,141

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	Three Months Ended June 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,155,583	$17,526	$1,348,413	$20,237
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	1,215,823	7,278	4,113,624	47,843
Consumer Real Estate	249,758	2,905	249,758	2,646
Consumer Other	—	—	—	—
Paycheck Protection Program	—	—	—	—
	2,621,164	27,709	5,711,795	70,726

With an allowance recorded:
Commercial	247,079	2,593	178,975	1,760
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	—	—	—	—
Consumer Real Estate	—	—	—	—
Consumer Other	39,246	636	41,424	671
Paycheck Protection Program	—	—	—	—
	286,325	3,229	220,399	2,431
Total
Commercial	1,402,662	20,119	1,527,388	21,997
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	1,215,823	7,278	4,113,624	47,843
Consumer Real Estate	249,758	2,905	249,758	2,646
Consumer Other	39,246	636	41,424	671
Paycheck Protection Program	—	—	—	—
	$2,907,489	$30,938	$5,932,194	$73,157

	Six Months Ended June 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,171,504	$35,605	$1,373,127	$41,189
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	1,220,878	18,037	4,114,822	80,773
Consumer Real Estate	249,758	6,321	249,796	5,265
Consumer Other	—	—	—	—
Paycheck Protection Program	—	—	—	—
	2,642,140	59,963	5,737,745	127,227

With an allowance recorded:
Commercial	247,460	6,437	178,975	3,609
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	—	—	—	—
Consumer Real Estate	—	—	—	—
Consumer Other	39,518	1,286	41,635	1,367
Paycheck Protection Program	—	—	—	—
	286,978	7,723	220,610	4,976
Total
Commercial	1,418,964	42,042	1,552,102	44,798
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	1,220,878	18,037	4,114,822	80,773
Consumer Real Estate	249,758	6,321	249,796	5,265
Consumer Other	39,518	1,286	41,635	1,367
Paycheck Protection Program	—	—	—	—
	$2,929,118	$67,686	$5,958,355	$132,203

In general, the modification or restructuring of a debt is considered a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of both June 30, 2022 and December 31, 2021, there were 5 TDRs with an aggregate balance of $1.0 million. There were no TDRs added during the three and six months ended June 30, 2022 and 2021. These TDRs were granted extended payment terms with no principal reduction. The structure of two of the loans changed to interest only. All TDRs were performing as agreed as of June 30, 2022. No TDRs defaulted during the three and six months ended June 30, 2022 and 2021, which were modified within the previous twelve months.

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. During 2020, the Bank processed approximately $0.7 million in principal deferments to 84 loans, with an aggregate loan balance of $25.9 million. The principal deferments represented 0.24% of our total loan portfolio as of December 31, 2020. The Bank did not process any principal deferments after December 31, 2020. As of June 30, 2022, there was one outstanding loan with a balance of $0.1 million in TDR status. There were two loans outstanding with a balance of $0.5 million in TDR status as of December 31, 2021. All other remaining outstanding loans were paying as agreed as of June 30, 2022 and December 31, 2021.

Note 4: Leases

As of June 30, 2022 and December 31, 2021, the Company had operating right of use (“ROU”) assets of $13.7 million and $14.0 million, respectively, and had operating lease liabilities of $13.7 million and $14.0 million, respectively. The Company maintains operating leases on land, branch facilities, and parking. Most of the leases include one or more options to renew, with renewal terms extending up to 20 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized in lease expense.

As of June 30, 2022, the weighted average remaining lease term was 16.1 years and the weighted average incremental borrowing rate was 4.17%.

The table below shows lease expense components for the three months ended June 30, 2022 and 2021.

	June 30,
	2022	2021
Operating lease expense	$297,764	$279,592
Short-term lease expense	—	—
Total lease expense	$297,764	$279,592

The table below shows lease expense components for the six months ended June 30, 2022 and 2021.

	June 30,
	2022	2021
Operating lease expense	$597,335	$581,129
Short-term lease expense	—	—
Total lease expense	$597,335	$581,129

Total rental expense was $297,764 and $279,592 for the three months ended June 30, 2022 and 2021, respectively, and $597,335 and 581,129 for the six months ended June 30, 2022 and 2021, respectively, and was included in net occupancy expense within the consolidated statements of income.

As of June 30, 2022 and December 31, 2021, we did not maintain any finance leases, and we determined that the number and dollar amount of equipment leases was immaterial. As of June 30, 2022, we had no operating leases that had not yet commenced.

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

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments with interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on the short-term nature of mortgage loans to be sold (derivative contracts), our derivative instruments were immaterial to our consolidated financial statements as of June 30, 2022 and December 31, 2021.

The following table presents information about assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$171,461,725	$—	$—	$171,461,725
Government-Sponsored Enterprises	—	58,505,405	—	58,505,405
Municipal Securities	—	16,446,175	24,290,239	40,736,414
Total	$171,461,725	$74,951,580	$24,290,239	$270,703,544

	December 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$100,062,300	$—	$—	$100,062,300
Government-Sponsored Enterprises	—	74,721,009	—	74,721,009
Municipal Securities	—	13,080,133	24,484,047	37,564,180
Total	$100,062,300	$87,801,142	$24,484,047	$212,347,489

There were no liabilities recorded at fair value on a recurring basis as of June 30, 2022 or December 31, 2021.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$20,626,654	$1,968,876	$24,484,047	$5,683,930
Total gains or (losses) (realized/unrealized)
Included in other comprehensive income	(15,415)	(8,761)	(1,459,808)	(86,815)
Purchases, issuances, and settlements net of maturities	3,679,000	5,000,000	1,266,000	1,363,000
Ending balance	$24,290,239	$6,960,115	$24,290,239	$6,960,115

There were no transfers between fair value levels during the three and six months ended June 30, 2022 or 2021.

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

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present information about certain assets measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$1,458,471	$1,458,471
Mortgage loans to be sold	—	4,092,450	—	4,092,450
Total	$—	$4,092,450	$1,458,471	$5,550,921

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$1,902,879	$1,902,879
Mortgage loans to be sold	—	2,774,388	—	2,774,388
Total	$—	$2,774,388	$1,902,879	$4,677,267

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2022 or December 31, 2021.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2022 and December 31, 2021:

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

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and due from banks	$7,008,752	$7,008,752	$—	$—	$7,008,752
Interest-bearing deposits at the Federal Reserve	35,638,304	35,638,304	—	—	35,638,304
Investment securities available for sale	270,703,544	171,461,725	74,951,580	24,290,239	270,703,544
Mortgage loans to be sold	4,092,450	—	4,092,450	—	4,092,450
Loans, net	312,228,883	—	—	302,862,758	302,862,758
Accrued interest receivable	1,661,438	—	1,661,438	—	1,661,438
Financial Liabilities:
Demand deposits	579,777,483	—	579,777,483	—	579,777,483
Time deposits	18,012,678	—	17,159,332	—	17,159,332
Accrued interest payable	14,710	—	14,710	—	14,710

	December 31, 2021
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and due from banks	$11,140,559	$11,140,559	$—	$—	$11,140,559
Interest-bearing deposits at the Federal Reserve	128,971,429	128,971,429	—	—	128,971,429
Investment securities available for sale	212,347,489	100,062,300	87,801,142	24,484,047	212,347,489
Mortgage loans to be sold	2,774,388	—	2,774,388	—	2,774,388
Loans, net	302,255,242	—	—	293,731,997	293,731,997
Accrued interest receivable	1,404,227	—	1,404,227	—	1,404,227
Financial Liabilities:
Demand deposits	587,903,356	—	587,903,356	—	587,903,356
Time deposits	21,288,220	—	21,428,310	—	21,428,310
Accrued interest payable	14,914	—	14,914	—	14,914

Note 6: Income Per Common Share

The following table is a summary of the reconciliation of weighted average shares outstanding for the three months ended June 30:

	2022	2021
Net income	$1,542,982	$1,668,684

Weighted average shares outstanding	5,550,951	5,528,835
Effect of dilutive shares	142,857	157,191
Weighted average shares outstanding - diluted	5,693,808	5,686,026

Earnings per share - basic	$0.28	$0.30
Earnings per share - diluted	$0.27	$0.29

The following table is a summary of the reconciliation of weighted average shares outstanding for the six months ended June 30:

	2022	2021
Net income	$3,007,088	$3,478,759

Weighted average shares outstanding	5,547,767	5,525,291
Effect of dilutive shares	135,201	164,733
Weighted average shares outstanding - diluted	5,682,968	5,690,024

Earnings per share - basic	$0.54	$0.63
Earnings per share - diluted	$0.53	$0.61

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1996 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the “Cautionary Statement Regarding Forward-Looking Statements” section of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC and the following:

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

Overview

Bank of South Carolina Corporation (the “Company”) is a bank holding company headquartered in Charleston, South Carolina, with $655.5 million in assets as of June 30, 2022. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full-service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identify significant factors that have affected our financial position and operating results as of and for the periods ending June 30, 2022 and December 31, 2021, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

COVID-19

Effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses. However, it is difficult to assess or predict how, and to what extent, COVID-19 will affect the Bank in the future. Refer to Note 3: Loans and Allowance for Loan Losses for additional information about COVID-19 and programs that were established to assist borrowers.

Critical Accounting Policies

Our critical accounting policies, which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities, and used in the preparation of the Consolidated Financial Statements as of June 30, 2022, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2021.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents decreased 69.6% or $97.5 million to $42.6 million as of June 30, 2022, from $140.1 million as of December 31, 2021. The decrease in total cash and cash equivalents is primarily due to purchases of investment securities available for sale, net of proceeds from sales, calls and maturities, and to a lesser extent, a net increase in loans and a net decrease in deposit accounts.

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

As of June 30, 2022, our available for sale investment portfolio included U.S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $270.7 million and an amortized cost of $290.7 million for a net unrealized loss of approximately $20.0 million. As of June 30, 2022 and December 31, 2021, our investment securities portfolio represented approximately 41.30% and 31.26% of our total assets, respectively. The average yield on our investment securities was 1.11% and 1.02% at June 30, 2022 and December 31, 2021, respectively.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans are to borrowers located in our market area of Charleston, Dorchester and Berkeley counties of South Carolina.

Net loans increased $9.9 million, or 3.3%, to $312.2 million as of June 30, 2022 from $302.3 million as of December 31, 2021. The increase is primarily related to growth in Consumer and Commercial Real Estate loans offset by a decrease in PPP loans.

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

The following table is a summary of our loan portfolio composition (net of deferred fees and costs of $257,281 and $488,481 at June 30, 2022 and December 31, 2021, respectively) and the corresponding percentage of total loans as of the dates indicated.

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Commercial	$50,891,563	16.08%	$45,804,434	14.94%
Commercial Real Estate Construction	17,169,667	5.42%	12,054,095	3.93%
Commercial Real Estate Other	166,328,808	52.55%	165,719,078	54.04%
Consumer Real Estate	77,626,604	24.52%	71,307,488	23.26%
Consumer Other	3,630,394	1.15%	3,768,531	1.23%
Payroll Protection Program	888,712	0.28%	7,978,603	2.60%
Total loans	316,535,748	100.00%	306,632,229	100.00%
Allowance for loan losses	(4,306,865)		(4,376,987)
Total loans, net	$312,228,883		$302,255,242

The decrease in the deferred fees is primarily associated with the recognition of the processing fees the Bank received from the SBA for the PPP loans. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20.

Nonperforming Assets

Nonperforming Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. As of June 30, 2022, there were no loans 90 days past due still accruing interest.

The following table is a summary of our Nonperforming Assets:

	June 30, 2022	December 31, 2021
Commercial	$68,104	$178,975
Commercial Real Estate Other	616,858	625,953
Consumer Real Estate	—	—
Consumer Other	8,351	9,686
Total nonaccruing loans	693,313	814,614
Total nonperforming assets	$693,313	$814,614

Allowance for Loan Losses

The allowance for loan losses was $4.3 million as of June 30, 2022 and $4.4 million as of December 31, 2021, or 1.36% and 1.47%, respectively, of outstanding loans, net of PPP loans. Because PPP loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve. At June 30, 2022 and December 31, 2021, the allowance for loan losses represented 621.2% and 537.31%, respectively, of the total amount of nonperforming loans. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses at June 30, 2022 is adequate.

At June 30, 2022, impaired loans totaled $2.9 million, of which $0.3 million of these loans had a reserve of approximately $0.3 million allocated in the allowance for loan losses. Comparatively, impaired loans totaled $3.4 million as of December 31, 2021, and $0.4 million of these loans had a reserve of approximately $0.2 million allocated in the allowance for loan losses.

During the three months ended June 30, 2022, we recorded no charge-offs and $2,363 of recoveries on loans previously charged-off.  During the six months ended June 30, 2022, we recorded $2,045 in charge-offs and $6,923 of recoveries on loans previously charged-off, for net recoveries of $4,878.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest-bearing deposits provided funding for 54.97% of average earning assets for the six months ended June 30, 2022, and 56.77% for the six months ended June 30, 2021. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Deposits
Non-interest bearing demand	$241,473,757	40.40%	$255,783,644	41.98%
Interest bearing demand	169,106,826	28.29%	165,335,038	27.14%
Money market accounts	102,506,579	17.15%	98,113,942	16.11%
Time deposits $250,000 and over	5,150,841	0.82%	7,417,864	1.22%
Other time deposits	12,861,837	2.19%	13,870,356	2.28%
Other savings deposits	66,690,321	11.15%	68,670,732	11.27%
Total deposits	$597,790,161	100.00%	$609,191,576	100.00%

Deposits decreased 1.87% or $11.4 million from December 31, 2021 to June 30, 2022 primarily due to a decrease in the balances of a related group of demand deposit accounts. The higher balance in 2021 for these demand deposit accounts was temporary in nature.

At June 30, 2022 and December 31, 2021, deposits with an aggregate deficit balance of $9,917 and $28,549, respectively, were re-classified as other loans.

Comparison of Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021

Net income decreased $0.1 million or 7.53% to $1.5 million, or basic and diluted earnings per share of $0.28 and $0.27, respectively, for the three months ended June 30, 2022, from $1.7 million, or basic and diluted earnings per share of $0.30 and $0.29, respectively, for the three months ended June 30, 2021. Our annualized returns on average assets and average equity for the three months ended June 30, 2022 were 0.93% and 11.24%, respectively, compared with 1.17% and 12.34%, respectively, for the three months ended June 30, 2021.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest-bearing assets. Net interest income increased $0.2 million or 5.18% to $4.5 million for the three months ended June 30, 2022 from $4.3 million for the three months ended June 30, 2021. Average loans decreased $12.7 million or 3.8% to $320.1 million for the three months ended June 30, 2022, compared to $332.8 million for the three months ended June 30, 2021. The yield on average loans (including fees) was 5.07% and 5.23% for the three months ended June 30, 2022 and June 30, 2021, respectively. Interest income on loans decreased $0.1 million for the three months ended June 30, 2022 to $3.7 million from $3.8 million for the three months ended June 30, 2021.

The average balance of interest bearing deposits at the Federal Reserve decreased $7.2 million or 11.91% to $53.7 million for the three months ended June 30, 2022 with a yield of 0.73% as compared to $60.9 million for the three months ended June 30, 2021, with a yield of 0.10%.

Provision for Loan Losses

We have established an allowance for loan losses through a charge (credit) to the provision for loan losses on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of our allowance for loan losses. We did not recognize a provision during the three months ended June 30, 2022 and 2021. For additional information about the changes in the allowance and an allocation of the allowance by class, refer to Note 3. Loans and Allowance for Loan Losses.

Non-Interest Income

Other income decreased $0.3 million or 37.3% to $0.6 million for the three months ended June 30, 2022, from $0.9 million for the three months ended June 30, 2021. This decrease was primarily due to a $0.4 million decrease in mortgage banking income.

Non-Interest Expense

Non-interest expense increased $0.1 million or 1.75% to $3.1 million for the three months ended June 30, 2022, from $3.0 million for the three months ended June 30, 2021. For the three months ended June 30, 2022, we experienced marginal increases in professional fees and other operating expenses.

Income Tax Expense

Income tax expense was $0.5 million for the three months ended June 30, 2022 as compared to $0.5 million during the same period in 2021. Our effective tax rate was 22.88% and 23.59% for the three months ended June 30, 2022 and 2021, respectively.

Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021

Net income decreased $0.5 million or 13.56% to $3.0 million, or basic and diluted earnings per share of $0.54 and $0.53 for the six months ended June 30, 2022, respectively, from $3.5 million, or basic and diluted earnings per share of $0.63 and $0.61, respectively, for the six months ended June 30, 2021. Our annualized returns on average assets and average equity for the six months ended June 30, 2022 were 0.91% and 12.68%, respectively, compared with 1.27% and 12.80%, respectively, for the six months ended June 30, 2021.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest-bearing assets. Net interest income decreased $0.1 million or 1.62% to $8.8 million for the six months ended June 30, 2022 from $8.9 million for the six months ended June 30, 2021. Average loans decreased $16.5 million or 4.98% to $315.3 million for the six months ended June 30, 2022, compared to $331.8 million for the six months ended June 30, 2021. The yield on average loans (including fees) was 5.03% and 5.36% for the six months ended June 30, 2022 and 2021, respectively. Interest income on loans decreased $0.6 million for the six months ended June 30, 2022 to $7.3 million from $7.9 million for the six months ended June 30, 2021.

The average balance of interest bearing deposits at the Federal Reserve increased $8.0 million or 14.73% to $62.2 million for the six months ended June 30, 2022, with a yield of 0.43% as compared to $54.2 million for the six months ended June 30, 2021, with a yield of 0.10%.

Provision for Loan Losses

We have established an allowance for loan losses through a charge (credit) to the provision for loan losses on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of our allowance for loan losses. For the six months ended June 30, 2022, we recorded a $75,000 reduction to the allowance for loan losses. We did not recognize a provision during the six months ended June 30, 2021. The net decrease in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses. For additional information about the changes in the allowance and an allocation of the allowance by class, refer to Note 3. Loans and Allowance for Loan Losses.

Non-Interest Income

Other income decreased $0.7 million or 34.9% to $1.2 million for the six months ended June 30, 2022, from $1.9 million for the six months ended June 30, 2021. This decrease was primarily due to a $0.8 million decrease in mortgage banking income, partially offset by $0.1 million of gain on sales of investment securities. The Bank sold $39.2 million of mortgage loans held for sale during the six months ended June 30, 2022 as compared with $102.2 million during the six months ended June 30, 2021.

Non-Interest Expense

Non-interest expense was $6.1 and $6.0 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, marginal increases in professional fees, salaries and employee benefits, including temporary discretionary wage increases for non-executive staff to help offset inflation, and net occupancy expense were offset by decreases in data processing fees.

Income Tax Expense

Income tax expense was $0.9 million for the six months ended June 30, 2022 as compared to $1.1 million during the same period in 2021. Our effective tax rate was 23.13% and 23.71% for the six months ended June 30, 2022 and 2021, respectively.

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $137.9 million and $117.5 million at June 30, 2022 and December 31, 2021, respectively.

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

Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2022 and December 31, 2021 was $2.5 million and $0.6 million, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments on mortgage loans held for sale totaling $4.1 million and $2.8 million at June 30, 2022 and December 31, 2021, respectively. The fair value of these commitments was not significant at June 30, 2022 or December 31, 2021. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $21.9 million at June 30, 2022. There were two loans repurchased during the six months ended June 30, 2022 and no loans repurchased during the six months ended June 30,2021.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, investment securities available for sale, interest-bearing deposits at the Federal Reserve, and mortgage loans held for sale. Our primary liquid assets accounted for 48.43% and 52.30% of total assets at June 30, 2022 and December 31, 2021, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the investment securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At June 30, 2022, we had unused short-term lines of credit totaling approximately $41.0 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for liquidity include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and sale of mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At June 30, 2022, we could borrow up to $68.1 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest-bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At June 30, 2022 and December 31, 2021, our liquidity ratio was 50.84% and 56.43%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase stock. Total shareholders’ equity as of June 30, 2022 was $41.6 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

The Bank adopted the community bank leverage ratio (“CBLR”) framework, a simplified measure of capital adequacy for qualifying community banking organizations, as of March 31, 2020 and upon adoption is no longer subject to other capital and leverage requirements. To be considered well capitalized, the required CBLR was 8.5% for the year ended December 31, 2021 and will be 9.0% thereafter. Additionally, the qualifying community banking institution must be a non-advanced approaches FDIC supervised institution. If an electing bank later does not meet any of the eligibility criteria, it would have a two-quarter “grace” period to return to CBLR compliance or revert to the generally applicable rule. If an electing bank’s leverage ratio falls below 9.0%, the bank would be deemed well capitalized during the grace period as long as the bank’s leverage ratio remains above 8.0%. If an electing bank’s leverage ratio falls to 8.0% or less, it would be required to revert immediately to the generally applicable rule. As of December 31, 2021, the Bank’s CBLR of 8.66% was above the required CBLR of 8.5% to be categorized as “well capitalized.” As of June 30, 2022, the Bank’s CBLR was 8.48%, which was above the required 8.0% during the two-quarter grace period.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (the “Act”) was carried out as of June 30, 2022 under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Audit and Compliance Committee, composed entirely of independent Directors, meets periodically with management, the Bank’s Audit and Compliance Officer, and Elliott Davis, LLC, the Company's independent registered public accounting firm, (separately and jointly) to discuss audit, financial and related matters. Elliott Davis, LLC and the Audit and Compliance Officer have direct access to the Audit and Compliance Committee.

Part II. Other Information

Item 1. Legal Proceedings

In our opinion, there are no other legal proceedings pending other than routine litigation incidental to our business involving amounts which are not material to our financial condition.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer
32.1	Certification pursuant to Section 1350 (1)
32.2	Certification pursuant to Section 1350 (1)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 (1) This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any file of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(2) In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of South Carolina Corporation

August 5, 2022	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

August 5, 2022	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President