Form 10-Q
period 2022-09-30
BANK OF SOUTH CAROLINA CORP
filed 2022-11-04
CIK 1007273

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of October 20, 2022, there were 5,552,351 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$5,597,144	$11,140,559
Interest-bearing deposits at the Federal Reserve	3,456,566	128,971,429
Investment securities available for sale	269,386,643	212,347,489
Mortgage loans to be sold	654,944	2,774,388
Loans	328,284,273	306,632,229
Less: Allowance for loan losses	(4,329,221)	(4,376,987)
Net loans	323,955,052	302,255,242
Premises, equipment and leasehold improvements, net	3,723,404	3,782,936
Right of use asset	13,585,730	14,041,843
Accrued interest receivable	1,755,179	1,404,227
Other assets	8,015,143	2,502,533
Total assets	$630,129,805	$679,220,646

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$234,757,823	$255,783,644
Interest bearing demand	161,299,986	165,335,038
Money market accounts	103,909,416	98,113,942
Time deposits $250,000 and over	4,901,501	7,417,864
Other time deposits	12,300,498	13,870,356
Other savings deposits	60,943,285	68,670,732
Total deposits	578,112,509	609,191,576

Accrued interest payable and other liabilities	2,418,321	2,069,594
Lease liability	13,585,730	14,041,843
Total liabilities	594,116,560	625,303,013

Shareholders' equity
Common stock - no par 12,000,000 shares authorized; Issued 5,852,325 shares at September 30, 2022 and 5,841,240 shares at December 31, 2021. Shares outstanding 5,552,351 and 5,541,266 at September 30, 2022 and December 31, 2021, respectively.	—	—
Additional paid in capital	47,997,431	47,745,285
Retained earnings	13,138,685	11,122,710
Treasury stock: 299,974 shares at September 30, 2022 and December 31, 2021	(2,817,392)	(2,817,392)
Accumulated other comprehensive loss, net of income taxes	(22,305,479)	(2,132,970)
Total shareholders' equity	36,013,245	53,917,633
Total liabilities and shareholders' equity	$630,129,805	$679,220,646

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	September 30,
	2022	2021
Interest and fee income
Loans, including fees	$4,037,017	$3,610,842
Taxable securities	675,306	468,862
Tax-exempt securities	156,104	90,176
Other	179,325	31,189
Total interest and fee income	5,047,752	4,201,069

Interest expense
Deposits	37,519	39,319
Total interest expense	37,519	39,319

Net interest income	5,010,233	4,161,750
Provision for loan losses	—	—
Net interest income after provision for loan losses	5,010,233	4,161,750

Other income
Service charges and fees	324,610	338,854
Mortgage banking fees	107,798	524,016
Gain on sales of securities	—	266,944
Other non-interest income	10,932	8,617
Total other income	443,340	1,138,431

Other expense
Salaries and employee benefits	1,875,576	1,849,254
Net occupancy expense	641,547	587,682
Other operating expenses	289,579	302,863
Professional fees	120,103	149,125
Data processing fees	140,928	158,610
Total other expense	3,067,733	3,047,534

Income before income tax expense	2,385,840	2,252,647
Income tax expense	545,573	525,710

Net income	$1,840,267	$1,726,937

Weighted average shares outstanding
Basic	5,552,351	5,535,906
Diluted	5,650,799	5,686,250

Basic income per common share	$0.33	$0.31
Diluted income per common share	$0.33	$0.30

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
Interest and fee income
Loans, including fees	$11,326,953	$11,518,472
Taxable securities	1,848,955	1,407,040
Tax-exempt securities	398,160	222,530
Other	311,896	58,052
Total interest and fee income	13,885,964	13,206,094

Interest expense
Deposits	112,140	136,160
Total interest expense	112,140	136,160

Net interest income	13,773,824	13,069,934
Provision (recovery) for loan losses	(75,000)	120,000
Net interest income after provision for loan losses	13,848,824	12,949,934

Other income
Service charges and fees	975,233	931,617
Mortgage banking fees	606,526	1,805,262
Gain on sales of securities	61,780	266,944
Other non-interest income	28,053	21,473
Total other income	1,671,592	3,025,296

Other expense
Salaries and employee benefits	5,551,871	5,502,178
Net occupancy expense	1,888,977	1,815,587
Other operating expenses	929,787	965,188
Professional fees	424,901	397,160
Data processing fees	427,175	482,732
Total other expense	9,222,711	9,162,845

Income before income tax expense	6,297,705	6,812,385
Income tax expense	1,450,350	1,606,689

Net income	$4,847,355	$5,205,696

Weighted average shares outstanding
Basic	5,549,312	5,528,868
Diluted	5,642,262	5,684,484

Basic income per common share	$0.87	$0.94
Diluted income per common share	$0.86	$0.92

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	September 30,
	2022	2021
Net income	$1,840,267	$1,726,937
Other comprehensive loss
Unrealized loss on securities arising during the period	(8,267,860)	(845,754)
Reclassification adjustment for securities gains realized in net income	—	(266,944)
Other comprehensive loss before tax	(8,267,860)	(1,112,698)
Income tax effect related to items of other comprehensive loss before tax	1,736,251	233,667
Other comprehensive loss after tax	(6,531,609)	(879,031)
Total comprehensive (loss) income	$(4,691,342)	$847,906

	Nine Months Ended
	September 30,
	2022	2021
Net income	$4,847,355	$5,205,696
Other comprehensive loss
Unrealized loss on securities arising during the period	(25,473,041)	(3,035,326)
Reclassification adjustment for securities gains realized in net income	(61,780)	(266,944)
Other comprehensive loss before tax	(25,534,821)	(3,302,270)
Income tax effect related to items of other comprehensive loss before tax	5,362,312	693,477
Other comprehensive loss after tax	(20,172,509)	(2,608,793)
Total comprehensive (loss) income	$(15,325,154)	$2,596,903

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
December 31, 2021	5,541,266	$47,745,285	$11,122,710	$(2,817,392)	$(2,132,970)	$53,917,633
Net income	—	—	1,464,106	—	—	1,464,106
Other comprehensive loss	—	—	—	—	(9,649,453)	(9,649,453)
Stock option exercises, net of surrenders	9,210	141,618	—	—	—	141,618
Stock-based compensation expense	—	27,989	—	—	—	27,989
Cash dividends ($0.17 per common share)	—	—	(943,580)	—	—	(943,580)
March 31, 2022	5,550,476	$47,914,892	$11,643,236	$(2,817,392)	$(11,782,423)	$44,958,313

Net income	—	—	1,542,982	—	—	1,542,982
Other comprehensive loss	—	—	—	—	(3,991,447)	(3,991,447)
Stock option exercises, net of surrenders	1,875	20,022	—	—	—	20,022
Stock-based compensation expense	—	31,258	—	—	—	31,258
Cash dividends ($0.17 per common share)	—	—	(943,900)	—	—	(943,900)
June 30, 2022	5,552,351	$47,966,172	$12,242,318	$(2,817,392)	$(15,773,870)	$41,617,228

Net income	—	—	1,840,267	—	—	1,840,267
Other comprehensive loss	—	—	—	—	(6,531,609)	(6,531,609)
Stock-based compensation expense	—	31,259	—	—	—	31,259
Cash dividends ($0.17 per common share)	—	—	(943,900)	—	—	(943,900)
September 30, 2022	5,552,351	47,997,431	13,138,685	(2,817,392)	(22,305,479)	36,013,245

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2020	5,520,469	$47,404,869	$8,693,519	$(2,787,898)	$1,669,866	$54,980,356
Net income	—	—	1,810,075	—	—	1,810,075
Other comprehensive loss	—	—	—	—	(2,343,977)	(2,343,977)
Stock option exercises, net of surrenders	4,147	39,589	—	(8,344)	—	31,245
Stock-based compensation expense	—	22,997	—	—	—	22,997
Cash dividends ($0.27 per common share)	—	—	(1,491,646)	—	—	(1,491,646)
March 31, 2021	5,524,616	$47,467,455	$9,011,948	$(2,796,242)	$(674,111)	$53,009,050

Net income	—	—	1,668,684	—	—	1,668,684
Other comprehensive income	—	—	—	—	614,215	614,215
Stock option exercises, net of surrenders	9,383	103,495	—	(21,150)	—	82,345
Stock-based compensation expense	—	29,648	—	—	—	29,648
Cash dividends ($0.17 per common share)	—	—	(940,781)	—	—	(940,781)
June 30, 2021	5,533,999	$47,600,598	$9,739,851	$(2,817,392)	$(59,896)	$54,463,161

Net income	—	—	1,726,937	—	—	1,726,937
Other comprehensive loss	—	—	—	—	(879,031)	(879,031)
Stock option exercises	2,662	24,438	—	—	—	24,438
Stock-based compensation expense	—	28,605	—	—	—	28,605
Cash dividends ($0.17 per common share)	—	—	(941,232)	—	—	(941,232)
September 30, 2021	5,536,661	$47,653,641	$10,525,556	$(2,817,392)	$(938,927)	$54,422,878

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$4,847,355	$5,205,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	277,223	315,492
Gain on sale of investment securities	(61,780)	(266,944)
Provision (recovery) for loan losses	(75,000)	120,000
Stock-based compensation expense	90,506	81,250
Deferred income taxes and other assets	(150,299)	(365,317)
Net amortization of unearned discounts on investment securities available for sale	655,923	386,724
Origination of mortgage loans held for sale	(50,913,927)	(134,399,394)
Proceeds from sale of mortgage loans held for sale	53,033,371	141,603,775
(Increase) decrease in accrued interest receivable	(350,952)	172,588
Increase (decrease) in accrued interest payable and other liabilities	346,842	(379,960)
Net cash provided by operating activities	7,699,262	12,473,910

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	3,539,000	26,967,000
Proceeds from sale of investment securities available for sale	15,120,000	15,572,500
Purchase of investment securities available for sale	(101,827,117)	(104,335,011)
Net (increase) decrease in loans	(21,624,810)	8,030,641
Purchase of premises, equipment, and leasehold improvements, net	(217,691)	(116,722)
Net cash used in investing activities	(105,010,618)	(53,881,592)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(31,079,067)	160,593,648
Dividends paid	(2,829,495)	(3,370,906)
Stock options exercised, net of surrenders	161,640	138,028
Net cash (used in) provided by financing activities	(33,746,922)	157,360,770
Net (decrease) increase in cash and cash equivalents	(131,058,278)	115,953,088
Cash and cash equivalents at the beginning of the period	140,111,988	48,325,981
Cash and cash equivalents at the end of the period	$9,053,710	$164,279,069

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$112,138	$156,380
Income taxes, net	$1,100,502	$2,345,420

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized loss on securities available for sale, net of income taxes	$20,172,509	$2,608,793
Change in dividends payable	$1,885	$2,753

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

Note 2: Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$180,427,400	$—	$(13,114,300)	$167,313,100
Government-Sponsored Enterprises	66,138,873	—	(10,797,720)	55,341,153
Municipal Securities	51,055,152	34	(4,322,796)	46,732,390
Total	$297,621,425	$34	$(28,234,816)	$269,386,643

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$101,269,851	$68,848	$(1,276,399)	$100,062,300
Government-Sponsored Enterprises	76,355,720	275,123	(1,909,834)	74,721,009
Municipal Securities	37,421,880	335,912	(193,612)	37,564,180
Total	$215,047,451	$679,883	$(3,379,845)	$212,347,489

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2022 and December 31, 2021, by contractual maturity are in the following table.

	September 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$27,376,382	$26,827,999	$12,756,176	$12,859,086
Due in one year to five years	189,340,366	175,487,805	116,602,790	115,896,465
Due in five years to ten years	72,507,681	60,788,617	76,531,464	74,575,862
Due in ten years and over	8,396,996	6,282,222	9,157,021	9,016,076
Total	$297,621,425	$269,386,643	$215,047,451	$212,347,489

Securities pledged to secure deposits at September 30, 2022 and December 31, 2021, had a fair value of $28.4 million and $33.3 million, respectively.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2022 and December 31, 2021. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	September 30, 2022
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	13	$103,560,555	$(6,300,118)	12	$63,752,545	$(6,814,182)	25	$167,313,100	$(13,114,300)
Government-Sponsored Enterprises	1	4,921,565	(75,999)	9	50,419,588	(10,721,722)	10	55,341,153	(10,797,721)
Municipal Securities	54	34,629,937	(2,086,548)	23	11,947,419	(2,236,248)	77	46,577,356	(4,322,796)
Total	68	$143,112,057	$(8,462,665)	44	$126,119,552	$(19,772,152)	112	$269,231,609	$(28,234,817)

	December 31, 2021
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	15	$94,994,915	$(1,276,399)	—	$—	$—	15	$94,994,915	$(1,276,399)
Government-Sponsored Enterprises	3	19,480,595	(519,405)	6	39,909,134	(1,390,429)	9	59,389,729	(1,909,834)
Municipal Securities	19	11,384,462	(193,612)	—	—	—	19	11,384,462	(193,612)
Total	37	$125,859,972	$(1,989,416)	6	$39,909,134	$(1,390,429)	43	$165,769,106	$(3,379,845)

The tables below show the proceeds from sales of securities available for sale and gross realized gains and losses.

	Three Months Ended
	September 30,
	2022	2021

Gross proceeds	$—	$15,572,500
Gross realized gains	—	266,944
Gross realized losses	—	—

	Nine Months Ended
	September 30,
	2022	2021

Gross proceeds	$15,120,000	$15,572,500
Gross realized gains	61,780	266,944
Gross realized losses	—	—

There was a tax provision of $12,974 related to gains for the nine months ended September 30, 2022. There was a tax provision of $56,058 related to gains for the three and nine months September 30, 2021.

Note 3: Loans and Allowance for Loan Losses

Major classifications of loans (net of deferred loan fees of $157,002 and $488,481 at September 30, 2022 and December 31, 2021, respectively) are shown in the table below.

	September 30, 2022	December 31, 2021
Commercial	$52,323,412	$45,804,434
Commercial real estate:
Construction	16,339,084	12,054,095
Other	171,043,155	165,719,078
Consumer:
Real estate	84,706,632	71,307,488
Other	3,871,990	3,768,531
Paycheck Protection Program	—	7,978,603
	328,284,273	306,632,229
Allowance for loan losses	(4,329,221)	(4,376,987)
Loans, net	$323,955,052	$302,255,242

We had $91.2 million and $94.7 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at September 30, 2022 and at December 31, 2021, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/ HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. In 2020 and 2021, the Bank provided $55.3 million in funding to 480 customers through the PPP and received a total of $2.4 million in processing fees. The processing fees were deferred and are being amortized over the life of the loans in accordance with ASC 310-20. During the three months ended September 30, 2022 and 2021, the Bank recognized $0.1 million and $0.1 million, respectively, in processing fees for the PPP. During the nine months ended September 30, 2022 and 2021, the Bank recognized $0.4 million and $1.0 million, respectively, in processing fees for the PPP.

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

The following tables illustrate credit quality by class and internally assigned grades at September 30, 2022 and December 31, 2021. “Pass” includes loans internally graded as excellent, good and satisfactory.

September 30, 2022
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Pass	$50,147,494	$16,339,084	$165,720,219	$80,529,554	$3,590,328	$316,326,679
Watch	601,185	—	3,149,899	3,654,235	234,836	7,640,155
OAEM	272,911	—	978,517	274,445	8,350	1,534,223
Substandard	1,301,822	—	1,194,520	248,398	38,476	2,783,216
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$52,323,412	$16,339,084	$171,043,155	$84,706,632	$3,871,990	$328,284,273

December 31, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$43,853,889	$11,616,118	$159,825,281	$69,920,347	$3,565,716	$7,978,603	$296,759,954
Watch	450,319	437,977	3,082,408	862,938	133,418	—	4,967,060
OAEM	36,749	—	1,158,268	274,445	29,244	—	1,498,706
Substandard	1,463,477	—	1,653,121	249,758	40,153	—	3,406,509
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$45,804,434	$12,054,095	$165,719,078	$71,307,488	$3,768,531	$7,978,603	$306,632,229

The following tables include an aging analysis of the recorded investment in loans segregated by class.

September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$199,690	$—	$—	$199,690	$52,123,722	$52,323,412	$—
Commercial Real Estate Construction	—	—	—	—	16,339,084	16,339,084	—
Commercial Real Estate Other	411,866	60,653	634,048	1,106,566	169,936,589	171,043,155	—
Consumer Real Estate	—	—	—	—	84,706,632	84,706,632	—
Consumer Other	—	—	—	—	3,871,990	3,871,990	—
Total	$611,556	$60,653	$634,048	$1,306,256	$326,978,017	$328,284,273	$—

December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$88,659	$—	$—	$88,659	$45,715,775	$45,804,434	$—
Commercial Real Estate Construction	—	—	—	—	12,054,095	12,054,095	—
Commercial Real Estate Other	59,269	288,464	337,490	685,223	165,033,855	165,719,078	—
Consumer Real Estate	—	—	—	—	71,307,488	71,307,488	—
Consumer Other	23,971	—	—	23,971	3,744,560	3,768,531	—
Paycheck Protection Program	—	—	—	—	7,978,603	7,978,603	—
Total	$171,899	$288,464	$337,490	$797,853	$305,834,376	$306,632,229	$—

There were no loans over 90 days past due and still accruing as of September 30, 2022 and December 31, 2021.

The following table summarizes the balances of non-accrual loans:

	September 30, 2022	December 31, 2021

Commercial	$—	$178,975
Commercial Real Estate Other	634,048	625,953
Consumer Other	—	9,686
Total	$634,048	$814,614

The following tables set forth the changes in the allowance for loan losses and an allocation of the allowance for loan losses by class for the three and nine months ended September 30, 2022 and 2021. The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

Three Months Ended September 30, 2022
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$882,994	$230,370	$2,210,311	$890,384	$92,806	$—	$4,306,865
Charge-offs	—	—	—	—	—	—	—
Recoveries	200	—	18,000	—	4,000	156	22,356
Provisions	(51,621)	(12,590)	11,049	54,991	(1,673)	(156)	—
Ending balance	$831,573	$217,780	$2,239,360	$945,375	$95,133	$—	$4,329,221

Nine Months Ended September 30, 2022
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$795,689	$175,493	$2,376,306	$924,784	$104,715	$—	$4,376,987
Charge-offs	—	—	—	(2,035)	—	(10)	(2,045)
Recoveries	200	—	18,000	—	10,224	855	29,279
Provisions	35,684	42,287	(154,946)	22,626	(19,806)	(845)	(75,000)
Ending balance	$831,573	$217,780	$2,239,360	$945,375	$95,133	$—	$4,329,221

Three Months Ended September 30, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$801,548	$154,276	$2,206,215	$1,025,506	$118,758	$—	$4,306,303
Charge-offs	—	—	—	—	—	(903)	(903)
Recoveries	10,746	—	—	47,711	4,600	—	63,057
Provisions	(9,338)	1,248	72,060	(65,539)	666	903	—
Ending balance	$802,956	$155,524	$2,278,275	$1,007,678	$124,024	$—	$4,368,457

Nine Months Ended September 30, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses:
Beginning balance	$1,029,310	$199,266	$1,909,121	$925,077	$122,920	$—	$4,185,694
Charge-offs	—	—	—	—	(11,439)	(8,879)	(20,318)
Recoveries	21,329	—	—	47,711	14,041	—	83,081
Provisions	(247,683)	(43,742)	369,154	34,890	(1,498)	8,879	120,000
Ending balance	$802,956	$155,524	$2,278,275	$1,007,678	$124,024	$—	$4,368,457

The following tables present, by portfolio segment and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans, for the periods indicated.

	September 30, 2022
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$179,891	$—	$—	$—	$38,475	$—	$218,366
Collectively evaluated for impairment	651,682	217,780	2,239,360	945,375	56,658	—	4,110,855
Total Allowance for Loan Losses	$831,573	$217,780	$2,239,360	$945,375	$95,133	$—	$4,329,221
Loans Receivable
Individually evaluated for impairment	$1,301,822	$—	$1,214,827	$248,398	$38,475	$—	$2,803,522
Collectively evaluated for impairment	51,021,590	16,339,084	169,828,328	84,458,234	3,833,515	—	325,480,751
Total Loans Receivable	$52,323,412	$16,339,084	$171,043,155	$84,706,632	$3,871,990	$—	$328,284,273

	December 31, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$179,988	$—	$—	$—	$40,153	$—	$220,141
Collectively evaluated for impairment	615,701	175,493	2,376,306	924,784	64,562	—	4,156,846
Total Allowance for Loan Losses	$795,689	$175,493	$2,376,306	$924,784	$104,715	$—	$4,376,987
Loans Receivable
Individually evaluated for impairment	$1,463,477	$—	$1,653,121	$249,758	$40,153	$—	$3,406,509
Collectively evaluated for impairment	44,340,957	12,054,095	164,065,957	71,057,730	3,728,378	7,978,603	303,225,720
Total Loans Receivable	$45,804,434	$12,054,095	$165,719,078	$71,307,488	$3,768,531	$7,978,603	$306,632,229

As of September 30, 2022 and December 31, 2021, loans individually evaluated and considered impaired are presented in the following table.

	Impaired Loans as of
	September 30, 2022			December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$947,035	$947,035	$—	$1,096,407	$1,096,407	$—
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,214,827	1,214,827	—	1,653,121	1,653,121	—
Consumer Real Estate	248,398	248,398	—	249,758	249,758	—
Consumer Other	—	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—
Total	2,410,260	2,410,260	—	2,999,286	2,999,286	—

With an allowance recorded:
Commercial	354,787	354,787	179,891	367,070	367,070	179,988
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	—	—	—	—	—	—
Consumer Real Estate	—	—	—	—	—	—
Consumer Other	38,475	38,475	38,475	40,153	40,153	40,153
Paycheck Protection Program	—	—	—	—	—	—
Total	393,262	393,262	218,366	407,223	407,223	220,141

Commercial	1,301,822	1,301,822	179,891	1,463,477	1,463,477	179,988
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,214,827	1,214,827	—	1,653,121	1,653,121	—
Consumer Real Estate	248,398	248,398	—	249,758	249,758	—
Consumer Other	38,475	38,475	38,475	40,153	40,153	40,153
Paycheck Protection Program	—	—	—	—	—	—
Total	$2,803,522	$2,803,522	$218,366	$3,406,509	$3,406,509	$220,141

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	Three Months Ended September 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$958,895	$14,703	$1,327,590	$20,140
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	1,222,909	7,486	1,954,514	14,402
Consumer Real Estate	249,684	3,773	249,758	2,675
Consumer Other	—	—	—	—
Paycheck Protection Program	—	—	—	—
	2,431,488	25,962	3,531,862	37,217

With an allowance recorded:
Commercial	354,787	6,063	178,975	4,564
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	—	—	—	—
Consumer Real Estate	—	—	—	—
Consumer Other	38,685	634	40,921	670
Paycheck Protection Program	—	—	—	—
	393,472	6,697	219,896	5,234
Total
Commercial	1,313,682	20,766	1,506,565	24,704
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	1,222,909	7,486	1,954,514	14,402
Consumer Real Estate	249,684	3,773	249,758	2,675
Consumer Other	38,685	634	40,921	670
Paycheck Protection Program	—	—	—	—
	$2,824,960	$32,659	$3,751,758	$42,451

	Nine Months Ended September 30,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$979,852	$44,877	$1,357,025	$64,253
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	1,237,330	24,678	1,948,369	45,482
Consumer Real Estate	249,724	11,338	249,783	8,842
Consumer Other	—	—	—	—
Paycheck Protection Program	—	—	—	—
	2,466,906	80,893	3,555,177	118,577

With an allowance recorded:
Commercial	358,450	13,341	178,975	8,173
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	—	—	—	—
Consumer Real Estate	—	—	—	—
Consumer Other	39,241	1,923	41,384	2,047
Paycheck Protection Program	—	—	—	—
	397,691	15,264	220,359	10,220
Total
Commercial	1,338,302	58,218	1,536,000	72,426
Commercial Real Estate - Construction	—	—	—	—
Commercial Real Estate - Other	1,237,330	24,678	1,948,369	45,482
Consumer Real Estate	249,724	11,338	249,783	8,842
Consumer Other	39,241	1,923	41,384	2,047
Paycheck Protection Program	—	—	—	—
	$2,864,597	$96,157	$3,775,536	$128,797

In general, the modification or restructuring of a debt is considered a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of both September 30, 2022 and December 31, 2021, there were 5 TDRs with an aggregate balance of $1.0 million. These TDRs were granted extended payment terms with no principal reduction. The structure of two of the loans changed to interest only. All TDRs were performing as agreed as of September 30, 2022. No TDRs defaulted during the three and nine months ended September 30, 2022 and 2021, which were modified within the previous twelve months. There were no TDRs added during the three and nine months ended September 30, 2022 and 2021.

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. During 2020, the Bank processed approximately $0.7 million in principal deferments to 84 loans, with an aggregate loan balance of $25.9 million. The principal deferments represented 0.24% of our total loan portfolio as of December 31, 2020. The Bank did not process any principal deferments after December 31, 2020. As of September 30, 2022, there was one outstanding loan with a balance of $0.1 million in TDR status. There were two loans outstanding with a balance of $0.5 million in TDR status as of December 31, 2021. All other remaining outstanding loans were paying as agreed as of September 30, 2022 and December 31, 2021.

Note 4: Leases

As of September 30, 2022 and December 31, 2021, the Company had operating right of use (“ROU”) assets of $13.6 million and $14.0 million, respectively, and had operating lease liabilities of $13.6 million and $14.0 million, respectively. The Company maintains operating leases on land, branch facilities, and parking. Most of the leases include one or more options to renew, with renewal terms extending up to 20 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized in lease expense.

As of September 30, 2022, the weighted average remaining lease term was 15.8 years and the weighted average incremental borrowing rate was 4.17%.

The table below shows lease expense components for the three months ended September 30, 2022 and 2021.

	September 30,
	2022	2021
Operating lease expense	$296,800	$269,592
Short-term lease expense	—	—
Total lease expense	$296,800	$269,592

The table below shows lease expense components for the nine months ended September 30, 2022 and 2021.

	September 30,
	2022	2021
Operating lease expense	$894,135	$852,624
Short-term lease expense	—	—
Total lease expense	$894,135	$852,624

Total rental expense was included in net occupancy expense within the consolidated statements of income.

As of September 30, 2022 and December 31, 2021, we did not maintain any finance leases, and we determined that the number and dollar amount of equipment leases was immaterial. As of September 30, 2022, we had no operating leases that had not yet commenced.

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

Fair value estimates are made at a specific point of time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale our entire holdings of a particular financial instrument. Because no active market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value also would also significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

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

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments with interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on the short-term nature of mortgage loans to be sold (derivative contracts), our derivative instruments were immaterial to our consolidated financial statements as of September 30, 2022 and December 31, 2021.

The following table presents information about assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$167,313,100	$—	$—	$167,313,100
Government-Sponsored Enterprises	—	55,341,153	—	55,341,153
Municipal Securities	—	17,894,895	28,837,495	46,732,390
Total	$167,313,100	$73,236,048	$28,837,495	$269,386,643

	December 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$100,062,300	$—	$—	$100,062,300
Government-Sponsored Enterprises	—	74,721,009	—	74,721,009
Municipal Securities	—	13,080,133	24,484,047	37,564,180
Total	$100,062,300	$87,801,142	$24,484,047	$212,347,489

There were no liabilities recorded at fair value on a recurring basis as of September 30, 2022 or December 31, 2021.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$24,290,239	$6,960,115	$24,484,047	$5,683,930
Included in other comprehensive loss	(277,744)	(33,656)	(1,737,552)	(120,471)
Purchases, issuances, and settlements net of maturities	4,825,000	12,142,000	6,091,000	$13,505,000
Ending balance	$28,837,495	$19,068,459	$28,837,495	$19,068,459

There were no transfers between fair value levels during the three and nine months ended September 30, 2022 or 2021.

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

However, as a second example, on a nonperforming commercial real estate loan where we are familiar with the property and surrounding areas and where the original appraisal value far exceeds the recorded investment in the loan, we may perform an internal analysis whereby the previous appraisal value would be reviewed considering recent current conditions and known recent sales or listings of similar properties in the area, and any other relevant economic trends. This analysis may result in the call for a new appraisal. These valuations are reviewed and updated on a quarterly basis.

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

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present information about certain assets measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$1,463,225	$1,463,225
Mortgage loans to be sold	—	654,944	—	654,944
Total	$—	$654,944	$1,463,225	$2,118,169

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$1,902,879	$1,902,879
Other real estate owned	—	—	—	—
Mortgage loans to be sold	—	2,774,388	—	2,774,388
Total	$—	$2,774,388	$1,902,879	$4,677,267

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2022 or December 31, 2021.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2022 and December 31, 2021:

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

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and due from banks	$5,597,144	$5,597,144	$—	$—	$5,597,144

Interest-bearing deposits at the Federal Reserve	3,456,566	3,456,566	—	—	3,456,566
Investment securities available for sale	269,386,643	167,313,100	73,236,048	28,837,495	269,386,643
Mortgage loans to be sold	654,944	—	654,944	—	654,944
Loans, net	323,955,052	—	—	305,520,421	305,520,421
Accrued interest receivable	1,755,179	—	1,755,179	—	1,755,179
Financial Liabilities:
Demand deposits	560,910,510	—	560,910,510	—	560,910,510
Time deposits	17,201,999	—	16,940,516	—	16,940,516
Accrued interest payable	14,916	—	14,916	—	14,916

	December 31, 2021
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and due from banks	$11,140,559	$11,140,559	$—	$—	$11,140,559
Interest-bearing deposits at the Federal Reserve	128,971,429	128,971,429	—	—	128,971,429
Investment securities available for sale	212,347,489	100,062,300	87,801,142	24,484,047	212,347,489
Mortgage loans to be sold	2,774,388	—	2,774,388	—	2,774,388
Loans, net	302,255,242	—	—	293,731,997	293,731,997
Accrued interest receivable	1,404,227	—	1,404,227		1,404,227
Financial Liabilities:
Demand deposits	587,903,356	—	587,903,356	—	587,903,356
Time deposits	21,288,220	—	21,428,310	—	21,428,310
Accrued interest payable	14,914	—	14,914		14,914

Note 6: Income Per Common Share

The following table is a summary of the reconciliation of weighted average shares outstanding for the three months ended September 30:

	2022	2021
Net income	$1,840,267	$1,726,937

Weighted average shares outstanding	5,552,351	5,535,906
Effect of dilutive shares	98,448	150,344
Weighted average shares outstanding - diluted	5,650,799	5,686,250

Earnings per share - basic	$0.33	$0.31
Earnings per share - diluted	$0.33	$0.30

The following table is a summary of the reconciliation of weighted average shares outstanding for the nine months ended September 30:

	2022	2021
Net income	$4,847,355	$5,205,696

Weighted average shares outstanding	5,549,312	5,528,868
Effect of dilutive shares	92,950	155,616
Weighted average shares outstanding - diluted	5,642,262	5,684,484

Earnings per share - basic	$0.87	$0.94
Earnings per share - diluted	$0.86	$0.92

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

Overview

Bank of South Carolina Corporation (the “Company”) is a bank holding company headquartered in Charleston, South Carolina, with $630.1 million in assets as of September 30, 2022. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full-service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identify significant factors that have affected our financial position and operating results as of and for the periods ending September 30, 2022 and December 31, 2021, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

Macroeconomic Conditions

Various macroeconomic challenges have adversely impacted economic conditions in the United States. The United States has experienced significantly elevated levels of inflation, resulting in central banks, including the Federal Reserve Bank (“FRB”). implementing a series of increases to the federal funds target rate, with potential additional increases in the near term. Our results have been impacted by higher interest rates in the following manners:

●	Lower mortgage volumes resulting from the impact of higher interest rates on new and existing home sales.

●	Increased levels of unrealized losses in our investment portfolio.

●	Increases in asset yields on our excess cash held at the FRB.

●	Increases in interest rates on variable rate loans, as well as higher interest rates on new originations and renewals of fixed rate loans.

●	Higher non-interest expenses due to temporary discretionary wage increases for non-executive staff to help offset inflation.

These macroeconomic conditions could potentially further adversely affect our customers and our results during the remainder of 2022 and beyond.

COVID-19

Effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses. However, it is difficult to assess or predict how, and to what extent, COVID-19 will affect the Bank in the future. Refer to Note 3: Loans and Allowance for Loan Losses for additional information about COVID-19 and programs that were established to assist borrowers.

Critical Accounting Policies

Our critical accounting policies, which involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities and used in the preparation of the Consolidated Financial Statements as of September 30, 2022, have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2021.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents decreased 93.5% or $131.0 million to $9.1 million as of September 30, 2022, from $140.1 million as of December 31, 2021. The decrease in total cash and cash equivalents is primarily due to purchases of investment securities available for sale, net of proceeds from sales, calls and maturities, and to a lesser extent, a net increase in loans and a net decrease in deposit accounts.

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

As of September 30, 2022, our available for sale investment portfolio included U.S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $269.4 million and an amortized cost of $297.6 million for a net unrealized loss of approximately $28.2 million. As of September 30, 2022 and December 31, 2021, our investment securities portfolio represented approximately 42.75% and 31.26% of our total assets, respectively. The average yield on our investment securities was 1.17% and 1.02% at September 30, 2022 and December 31, 2021, respectively.

Loans
We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans are to borrowers located in our market area of Charleston, Dorchester and Berkeley counties of South Carolina.

Net loans increased $21.7 million, or 7.2%, to $324.0 million as of September 30, 2022 from $302.3 million as of December 31, 2021. The increase is primarily related to growth in Consumer and Commercial Real Estate loans offset by a decrease in PPP loans.

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

The following table is a summary of our loan portfolio composition (net of deferred fees and costs of $157,002 and $488,481 at September 30, 2022 and December 31, 2021, respectively) and the corresponding percentage of total loans as of the dates indicated.

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent

Commercial	$52,323,412	15.94%	$45,804,434	14.94%
Commercial Real Estate Construction	16,339,084	4.98%	12,054,095	3.93%
Commercial Real Estate Other	171,043,155	52.10%	165,719,078	54.04%
Consumer Real Estate	84,706,632	25.80%	71,307,488	23.26%
Consumer Other	3,871,990	1.18%	3,768,531	1.23%
Payroll Protection Program	—	0.00%	7,978,603	2.60%
Total loans	328,284,273	100.00%	306,632,229	100.00%
Allowance for loan losses	(4,329,221)		(4,376,987)

Total loans, net	$323,955,052		$302,255,242

The decrease in the deferred fees is primarily associated with the recognition of the processing fees the Bank received from the SBA for the PPP loans. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20.

Nonperforming Assets

Nonperforming Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. As of September 30, 2022, there were no loans 90 days past due still accruing interest.

The following table is a summary of our Nonperforming Assets:

	September 30, 2022	December 31, 2021
Commercial	$—	$178,975
Commercial Real Estate Other	634,048	625,953
Consumer Other	—	9,686
Total nonaccruing loans	634,048	814,614
Total nonperforming assets	$634,048	$814,614

Allowance for Loan Losses

The allowance for loan losses was $4.3 million as of September 30, 2022 and $4.4 million as of December 31, 2021, or 1.32% and 1.47%, respectively, of outstanding loans, net of PPP loans. Because PPP loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve. At September 30, 2022 and December 31, 2021, the allowance for loan losses represented 682.79% and 537.31%, respectively, of the total amount of nonperforming loans. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for loan losses at September 30, 2022 is adequate.

At September 30, 2022, impaired loans totaled $2.8 million, of which $0.4 million of these loans had a reserve of approximately $0.2 million allocated in the allowance for loan losses. Comparatively, impaired loans totaled $3.4 million as of December 31, 2021, and $0.4 million of these loans had a reserve of approximately $0.2 million allocated in the allowance for loan losses.

During the three months ended September 30, 2022, we recorded no charge-offs and $22,356 of recoveries on loans previously charged-off. During the nine months ended September 30, 2022, we recorded $2,045 in charge-offs and $29,279 of recoveries on loans previously charged-off, for net recoveries of $27,234.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest-bearing deposits provided funding for 55.74% of average earning assets for the nine months ended September 30, 2022, and 56.67% for the nine months ended September 30, 2021. The Company encounters strong competition from other financial institutions as well as consumer and commercial finance companies, insurance companies and brokerage firms located in the primary service area of the Bank. However, the percentage of funding provided by deposits has remained stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Deposits
Non-interest bearing demand	$234,757,823	40.61%	$255,783,644	41.98%
Interest bearing demand	161,299,986	27.90%	165,335,038	27.14%
Money market accounts	103,909,416	17.97%	98,113,942	16.11%
Time deposits $250,000 and over	4,901,501	0.85%	7,417,864	1.22%
Other time deposits	12,300,498	2.13%	13,870,356	2.28%
Other savings deposits	60,943,285	10.54%	68,670,732	11.27%

Total deposits	$578,112,509	100.00%	$609,191,576	100.00%

Deposits decreased 5.1% or $31.1 million from December 31, 2021 to September 30, 2022 primarily due to a decrease in the balances of a related group of demand deposit accounts. The higher balance in 2021 for these demand deposit accounts was temporary in nature.

At September 30, 2022 and December 31, 2021, deposits with an aggregate deficit balance of $139,928 and $28,549, respectively, were re-classified as other loans.

Comparison of Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021

Net income increased $0.1 million or 6.56% to $1.8 million, or basic and diluted earnings per share of $0.33 and $0.33, respectively, for the three months ended September 30, 2022, from $1.7 million, or basic and diluted earnings per share of $0.31 and $0.30, respectively, for the three months ended September 30, 2021. Our annualized returns on average assets and average equity for the three months ended September 30, 2022 were 1.11% and 11.24%, respectively, compared with 1.15% and 12.32%, respectively, for the three months ended September 30, 2021.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest-bearing assets. Net interest income increased $0.8 million or 20.2% to $5.0 million for the three months ended September 30, 2022 from $4.2 million for the three months ended September 30, 2021. Average loans increased $6.0 million or 1.9% to $325.1 million for the three months ended September 30, 2022, compared to $319.1 million for the three months ended September 30, 2021. The yield on average loans (including fees) was 5.08% and 5.02% for the three months ended September 30, 2022 and September 30, 2021, respectively. Interest income on loans increased $0.4 million for the three months ended September 30, 2022 to $4.0 million from $3.6 million for the three months ended September 30, 2021.

The average balance of interest bearing deposits at the Federal Reserve decreased $46.0 million or 59.1% to $31.9 million for the three months ended September 30, 2022 with a yield of 2.23% as compared to $77.9 million for the three months ended September 30, 2021, with a yield of 0.16%.

Provision for Loan Losses

We have established an allowance for loan losses through a charge (credit) to the provision for loan losses on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of our allowance for loan losses. We did not recognize a provision during the three months ended September 30, 2022 and 2021. For additional information about the changes in the allowance and an allocation of the allowance by class, refer to Note 3. Loans and Allowance for Loan Losses.

Non-Interest Income

Other income decreased $0.7 million or 61.1% to $0.4 million for the three months ended September 30, 2022, from $1.1 million for the three months ended September 30, 2021. This decrease was primarily due to a $0.4 million decrease in mortgage banking income compared to the three months ended September 30, 2021 and gains on sales of securities of $0.3 million during the three months ended September 30, 2021.

Non-Interest Expense

Non-interest expense increased $0.1 million or 0.66% to $3.1 million for the three months ended September 30, 2022, from $3.0 million for the three months ended September 30, 2021. For the three months ended September 30, 2022, we experienced marginal increases in net occupancy costs and salaries which were largely offset by lower professional fees and other operating expenses.

Income Tax Expense

Income tax expense was $0.5 million for both the three months ended September 30, 2022 and 2021. Our effective tax rate was 22.87% and 23.34% for the three months ended September 30, 2022 and 2021, respectively.

Comparison of Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021

Net income decreased $0.4 million or 6.88% to $4.8 million, or basic and diluted earnings per share of $0.87 and $0.86 for the nine months ended September 30, 2022, respectively, from $5.2 million, or basic and diluted earnings per share of $0.94 and $0.92, respectively, for the nine months ended September 30, 2021. Our annualized returns on average assets and average equity for the nine months ended September 30, 2022 were 0.98% and 14.11%, respectively, compared with 1.23% and 12.64%, respectively, for the nine months ended September 30, 2021.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest-bearing assets. Net interest income increased $0.7 million or 5.39% to $13.8 million for the nine months ended September 30, 2022 from $13.1 million for the nine months ended September 30, 2021. Average loans decreased $9.0 million or 2.73% to $318.6 million for the nine months ended September 30, 2022, compared to $327.6 million for the nine months ended September 30, 2021. The yield on average loans (including fees) was 5.05% and 5.24% for the nine months ended September 30, 2022 and 2021, respectively. Interest income on loans decreased $0.2 million for the nine months ended September 30, 2022 to $11.3 million from $11.5 million for the nine months ended September 30, 2021.

The average balance of interest bearing deposits at the Federal Reserve decreased $10.2 million or 16.42% to $52.0 million for the nine months ended September 30, 2022, with a yield of 0.80% as compared to $62.2 million for the nine months ended September 30, 2021, with a yield of 0.12%.

Provision for Loan Losses

We have established an allowance for loan losses through a charge (credit) to the provision for loan losses on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of our allowance for loan losses. For the nine months ended September 30, 2022, we recorded a $75,000 reduction to the allowance for loan losses. For the nine months ended September 30, 2021, we had a provision of loan losses of $120,000. The net decrease in the provision for loan losses was based on our analysis of the adequacy of the allowance for loan losses. For additional information about the changes in the allowance and an allocation of the allowance by class, refer to Note 3. Loans and Allowance for Loan Losses.

Non-Interest Income

Other income decreased $1.4 million or 44.75% to $1.7 million for the nine months ended September 30, 2022, from $3.0 million for the nine months ended September 30, 2021. This decrease was primarily due to a $1.2 million decrease in mortgage banking income and decrease of $0.2 million of gain on sales of investment securities. The Bank sold $53.0 million of mortgage loans held for sale during the nine months ended September 30, 2022 as compared with $141.6 million during the nine months ended September 30, 2021.

Non-Interest Expense

Non-interest expense was $9.2 million for both the nine months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022, marginal increases in professional fees, salaries and employee benefits, including temporary discretionary wage increases for non-executive staff to help offset inflation, and net occupancy expense were offset by decreases in data processing fees and other operating expense.

Income Tax Expense

Income tax expense was $1.5 million for the nine months ended September 30, 2022 as compared to $1.6 million during the same period in 2021. Our effective tax rate was 23.03% and 23.58% for the nine months ended September 30, 2022 and 2021, respectively.

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $146.5 million and $117.5 million at September 30, 2022 and December 31, 2021, respectively.

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

Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2022 and December 31, 2021 was $2.5 million and $0.6 million, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments on mortgage loans held for sale totaling $0.7 million and $2.8 million at September 30, 2022 and December 31, 2021, respectively. The fair value of these commitments was not significant at September 30, 2022 or December 31, 2021. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $9.7 million at September 30, 2022. There were two loans repurchased during the nine months ended September 30, 2022 and one loan was repurchased during the nine months ended September 30, 2021.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, investment securities available for sale, interest-bearing deposits at the Federal Reserve, and mortgage loans held for sale. Our primary liquid assets accounted for 44.29% and 52.30% of total assets at September 30, 2022 and December 31, 2021, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the investment securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At September 30, 2022, we had unused short-term lines of credit totaling approximately $41.0 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for liquidity include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and sale of mortgage loans held for sale. We established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At September 30, 2022, we could borrow up to $77.2 million. There have been no borrowings under this arrangement.

Our core deposits consist of non-interest-bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At September 30, 2022 and December 31, 2021, our liquidity ratio was 45.97% and 56.43%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase stock. Total shareholders’ equity, which includes accumulated other comprehensive losses, was $36.0 million and $53.9 million as of September 30, 2022 and December 31, 2021, respectively. The year-to-date decrease was primarily the result of a $20.2 million change in the net unrealized loss on available-for-sale securities, net of tax, due to rising interest rates. Exclusive of accumulated other comprehensive losses of $22.3 million and $2.1 million as of September 30, 2022 and December 31, 2021, respectively, shareholders' equity was $58.3 million and $56.1 million as of September 30, 2022 and December 31, 2021, respectively. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for US banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve Bank.

The purpose of Basel III is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule implemented a strict eligibility criteria for regulatory capital instruments and improved the methodology for calculating risk-weighted assets to enhance risk sensivitity.

At September 30, 2022, the Bank was categorized as “well capitalized”. To be categorized as “well capitalized,” the Bank must maintain total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 10.00%, 8.00%, 6.50% and 5.00%, respectively, and to be categorized as “adequately capitalized,” the Bank must maintain total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios of 8.00%, 6.00%, 4.50% and 4.00%, respectively. The Bank’s total risk based, Tier 1 risk based, common equity Tier 1 risk based capital and Tier 1 leverage ratios as of September 30, 2022 were 16.75%, 15.58%, 15.58% and 8.70%, respectively.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures and internal controls and procedures for financial reporting

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (the “Act”) was carried out as of September 30, 2022 under the supervision and with the participation of Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Audit and Compliance Committee, composed entirely of independent Directors, meets periodically with management, the Bank’s Audit and Compliance Officer, and Elliott Davis, LLC, the Company’s independent registered public accounting firm, (separately and jointly) to discuss audit, financial and related matters. Elliott Davis, LLC and the Audit and Compliance Officer have direct access to the Audit and Compliance Committee.

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

Bank of South Carolina Corporation

November 4, 2022	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

November 4, 2022	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President