Form 10-K
period 2022-12-31
BANK OF SOUTH CAROLINA CORP
filed 2023-03-02
CIK 1007273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission file number: 000-27702

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

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period by complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing price of such stock on June 30, 2022 was $70,780,472.

As of February 24, 2023, the Registrant has outstanding 5,552,351 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

BANK OF SOUTH CAROLINA CORPORATION
AND SUBSIDIARY

Table of Contents

PART I

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are including this statement for the express purpose of availing the Bank of South Carolina Corporation (the “Company”) of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-K. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described below:

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

Item 1. Business

References in this report to "we," "us," "our," "the Bank," or "the Company" refer to the registrant and its subsidiary that are consolidated for financial reporting purposes.

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

Market Area

The Bank operates as an independent, community oriented, commercial bank providing a broad range of financial services and products to the Charleston – North Charleston metro area, which includes Charleston, Berkeley, and Dorchester counties. We have five banking house locations: 256 Meeting Street, Charleston, SC; 100 North Main Street, Summerville, SC; 1337 Chuck Dawley Boulevard, Mt. Pleasant, SC; 2027 Sam Rittenberg Boulevard, Charleston, SC; and 9403 Highway 78, North Charleston, SC. We also have a future banking house location at 1730 Maybank Highway, Charleston, SC we expect to open in June 2023.

The Charleston – North Charleston metro area grew 8.24% from 2018 to 2021 according to the U.S. Bureau of Economic Analysis based on real gross domestic product despite the economic contraction experienced in 2020 resulting from government-imposed shutdowns imposed at the onset of the COVID-19 pandemic in March 2020. Charleston and Berkeley counties are ranked in the top ten economies in South Carolina based on real gross domestic product according to the U.S. Bureau of Economic Analysis. The largest nonfarm employers in our market area are from trade, transportation, utilities, government and professional and business services. Trade, transportation and utilities have been the main economic drivers of the growth in the area over the last five years. This includes manufacturing campuses for Boeing, Volvo Cars, and Mercedes-Benz Vans in the area. Based on Bureau of Labor Statistics, in October 2022 the Charleston area unemployment rate was 3.1% compared to 3.7% nationally. The Charleston area continues to rank higher than the other major metropolitan areas of the state of South Carolina in talent, innovative capacity, entrepreneurial and business environment, and livability.

The Company (ticker symbol: BKSC) is publicly traded on The Nasdaq Stock Market LLC (“NASDAQ”), and is under the reporting authority of the SEC. All of our electronic filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible at no cost on our website, http://www.banksc.com, (through the “Investor Relations” link). Our filings are also available through the SEC’s web site at http://www.sec.gov or by calling 1-800-SEC-0330.

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

We compete with commercial banks, savings institutions, finance companies, credit unions, financial technology companies and other financial services companies. Many of our larger commercial bank competitors have greater name recognition and offer certain services that we do not. However, we believe that we have developed an effective competitive advantage in our market area by emphasizing exceptional service and knowledge of local trends and conditions.

Lending Activities

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets and typically require personal guarantees. Our primary lending activities are for commercial, commercial real estate, and consumer purposes with the largest category being commercial real estate. Most of our lending activity is to borrowers within our market area.

Commercial Loans

As of December 31, 2022, $45.1 million, or 13.6%, of our loan portfolio consisted of commercial loans. We originate various types of secured and unsecured commercial loans to customers in our market area in order to provide customers with working capital and funds for other general business purposes. The terms of these loans generally range from less than one year to 10 years. These loans bear either a fixed interest rate or an interest rate linked to a variable market index, depending on the individual loan, its purpose, and underwriting of that loan.

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

Commercial Real Estate Loans

As of December 31, 2022, commercial real estate construction loans comprised $17.5 million, or 5.3%, of our loan portfolio. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Loans are typically underwritten with a maximum loan to value ratio of 80% based on current appraisals with value defined as the purchase price, appraised value, or cost of construction, whichever is lower. Repayment of construction loans on non-residential and income-producing properties is normally attributable to rental income, income from the borrower’s operating entity, or the sale of the property. Construction loans are interest-only during the construction period, which typically does not exceed twelve months, and are often amortized or paid-off with permanent financing.

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

As of December 31, 2022, $172.9 million, or 52.2%, of our loan portfolio consisted of other commercial real estate loans, excluding commercial construction loans. Properties securing our commercial real estate loans are primarily comprised of business owner-occupied properties, small office buildings and office suites, and income-producing real estate.

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

Consumer Loans

Consumer real estate loans were $91.6 million, or 27.7%, of the loan portfolio as of December 31, 2022. Consumer real estate loans consist of consumer construction loans, home equity lines of credit (“HELOCs”), and mortgage originations. We make mortgage and construction loans for owner-occupied residential properties. Advances on construction loans are in accordance with a schedule reflecting the cost of construction, but are limited to a maximum loan-to-value ratio of 80%. Before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan. Similar to commercial real estate construction financing, consumer construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimated value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. Construction loans also expose us to risk that improvements will not be completed on time in accordance with plans, specifications, and projected costs.

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

We offer home equity loans and lines of credit secured by the borrower’s primary or secondary residence. Our home equity loans and lines of credit currently originate with an adjustable-rate with a floor. We generally underwrite home equity loans and lines of credit with the same criteria that we use to underwrite mortgage loans to be sold. For a borrower’s primary and secondary residences, home equity loans and lines of credit are typically underwritten with a maximum loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. We require a current appraisal or internally prepared real estate evaluations on home equity loans and lines of credit. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.

Other consumer loans totaled $3.9 million, or 1.2% of the loan portfolio, as of December 31, 2022. These loans are originated for various purposes, including the purchase of automobiles, boats, and other personal items or needs.

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

Paycheck Protection Program

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (“Economic Aid Act”) was enacted, which reauthorized lending under the PPP through March 31, 2021, with an additional $325.0 billion. Under the program, the U.S. Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for payroll and other permitted purposes in accordance with the requirements of the program. These loans were originated to assist small businesses affected by the coronavirus, or COVID-19. The Bank originated $55.3 million in PPP loans to 480 customers. PPP loans were $8.0 million, or 2.6% of the loan portfolio as of December 31, 2021. As of December 31, 2022, there were no PPP loans outstanding.

These loans were 100% guaranteed by the SBA, subject to compliance with PPP requirements.

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

a) Minimize risk to depositors’ funds

b) Maximize the shareholders’ return on their investment

3.	Promote the stable economic growth and development of the market area served by the Bank

4.	Comply with all regulatory agency requirements and applicable law

The underwriting standards and loan origination procedures include officer lending limits, which are approved by the Board of Directors. The individual secured/unsecured lending authority of the President/Chief Executive Officer of the Bank is set at $1,500,000, and the individual secured/unsecured lending authority of the Senior Lender/Executive Vice President is set at $1,000,000. The President/Chief Executive Officer of the Bank and the Senior Lender/Executive Vice President may jointly lend up to 10% of the Bank’s unimpaired capital for the previous quarter end. In the absence of either of the above, the other may, jointly with the approval of either the Chairman of the Board of Directors or a majority of the Loan Committee of the Board of Directors, lend up to 10% of the Bank’s unimpaired capital for the previous quarter end. The Board of Directors, with two-thirds vote, may approve the aggregate credit in excess of this limit but may not exceed 15% of the Bank’s unimpaired capital. Loan limits apply to the total direct and indirect liability of the borrower. All loans above the loan officer’s authority must have the approval of a loan officer with the authority to approve a loan of that amount. Pooling of loan authority is not allowed except as outlined above for the President/Chief Executive Officer, Senior Lender/Executive Vice President, Chairman of the Board of Directors, and a majority of the Loan Committee or two-thirds of the Board of Directors.

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

Employees

At December 31, 2022, we employed 80 people, with one individual considered hourly, none of whom are subject to a collective bargaining agreement. We provide a variety of benefit programs including an Employee Stock Ownership Plan and Trust; Stock Incentive Plan; and health, life, disability and other insurance. We believe our relationship with our employees is excellent.

Supervision and Regulation

We are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions and provide for general regulatory oversight of virtually all aspects of operations. The regulations are primarily intended to protect depositors, customers, and the integrity of the U.S. banking system and capital markets. The following information describes some of the more significant laws and regulations applicable to us. The description is qualified in its entirety by reference to the applicable laws and regulations. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, state legislatures, and with the various bank regulatory agencies. Changes in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on our business, operations and earnings.

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became effective. This law has broadly affected the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services industry. This legislation continues to affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank.

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”) to centralize responsibility for consumer financial protection, including implementing, examining and enforcing compliance with federal consumer financial laws. The CFPB exercises supervisory review of banks under its jurisdiction, which includes banks with assets over $10 billion. The CFPB focuses its rulemaking in several areas, particularly in the areas of mortgage reform involving the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Equal Credit Opportunity Act, and the Fair Debt Collection Practices Act. There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: proprietary trading and the ownership or sponsorship of private equity or hedge funds that are referred to as covered funds. Proprietary trading, in general, is trading in securities on a short-term basis for a banking entity’s own account. In December 2013, federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. As of December 31, 2022, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

Further, pursuant to the Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in 2018, the Volcker Rule was amended by modifying the definition of ‘‘banking entity’’ to exclude certain community banks and their affiliates. Under the Volcker Rule, as amended, community banks are excluded from the restrictions of the Volcker Rule if (i) the community bank, and every entity that controls it, has total consolidated assets equal to or less than $10 billion and (ii) trading assets and liabilities of the community bank, and every entity that controls it, are equal to or less than five percent of its total consolidated assets.

Bank Holding Company Act

The Company is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. As a result, the Company is primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the act and its regulations promulgated thereunder. The Federal Reserve Board, together with the applicable Federal Reserve Bank that is delegated with primary supervision responsibilities over the Company (collectively, the “Federal Reserve”), is the Company’s primary federal banking regulator.

Capital Requirements

The Federal Reserve Board imposes certain capital requirements on the Company under the Bank Holding Company Act, including a minimum leverage ratio and minimum ratio of “qualifying” capital to risk-weighted assets or a community bank leverage ratio for qualifying community banking organizations. These requirements are essentially the same as those that apply to the Bank and are described under “Regulatory Capital Requirements” in the notes to the consolidated financial statements (see Note 18). The ability of the Company to pay dividends to shareholders depends on the Bank’s ability to pay dividends to the Company, which is subject to regulatory restrictions as described below in the section titled “Dividends.”

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

Consumer Protection Regulations

Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected by the Bank are subject to state usury laws and federal laws concerning interest rates. Our loan operations are also subject to federal laws applicable to credit transactions, such as:

●	The federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers

●	The Home Mortgage Disclosure Act of 1975, which requires financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves

●	The Fair Lending Act, which requires fair, equitable, and nondiscriminatory access to credit for consumers

●	The Equal Credit Opportunity Act, which prohibits discrimination on the basis of race, creed or other prohibited factors in extending credit

●	The Fair Credit Reporting Act of 1978, which governs the use and provision of information to credit reporting agencies

●	The Fair Debt Collection Act, which governs the manner in which consumer debt may be collected by collection agencies

●	The Gramm - Leach - Bliley Act, which governs the protection of consumer information

●	The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws

The deposit operations of the Bank also are subject to:

●	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records

●	The Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customer’s rights and liabilities arising from the use of automated teller machines and other electronic banking services

●	Regulation DD, which implements the Truth in Savings Act to enable consumers to make informed decisions about deposit accounts at depository institutions.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the NASDAQ Capital Market under the trading symbol “BKSC”.

Holders

As of January 31, 2023, there were approximately 456 holders of the Company’s common stock.

Dividends

The future payment of cash dividends is subject to the discretion of the Board of Directors and depends on a number of factors including future earnings, financial condition, cash requirements, and general business conditions. Cash dividends, when declared, have historically been paid by the Bank to the Company for distribution to shareholders of the Company. Certain regulatory requirements restrict the dividend amount that the Bank can pay to the Company.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

Recent Sales of Unregistered Securities

There were no equity securities of the Company sold by the Company during the period covered by the report that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of the Company’s common stock during the fourth quarter of the fiscal year covered by this report.

At the Annual Meeting in 2020, the Company’s Board of Directors authorized a stock repurchase plan of up to $1.0 million. The Company repurchased 25,067 shares of its common stock for $398,868 during the year ended December 31, 2020. The Company did not repurchase any shares of its common stock during the years ended December 31, 2022 and 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is included to assist the reader in understanding our financial condition, results of operations, and cash flow. This discussion should be reviewed in conjunction with the audited consolidated financial statements and accompanying notes presented in Item 8 of this report and the supplemental financial data appearing throughout this report. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

OVERVIEW

The Company is a bank holding company headquartered in Charleston, South Carolina, with $653.3 million in assets as of December 31, 2022 and net income of $6.7 million for the year ended December 31, 2022. The Company offers a broad range of financial services through its wholly owned subsidiary, the Bank. The Bank is a state-chartered commercial bank, which operates principally in the Charleston, Dorchester, and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full service financial institution specializing in personal service, responsiveness, and attention to detail to foster long-standing relationships.

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

In addition to earning interest on loans and investment securities, we earn income through fees and other expenses we charge to the customer. The various components of other income and other expenses are described in the following discussion. The discussion and analysis also identifies significant factors that have affected our financial position and operating results as of and for the year ended December 31, 2022 as compared to December 31, 2021 and our operating results for 2021 compared to 2020, and should be read in conjunction with the consolidated financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

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

	2022	2021	2020	2019	2018
For December 31:
Net income	$6,655,140	$6,744,865	$6,460,631	$7,318,433	$6,922,934
Selected year end balances:
Total assets	653,345,609	679,220,646	532,494,599	445,012,520	429,135,198
Total loans[1]	331,848,376	309,406,617	333,768,406	279,134,958	275,863,705
Investment securities available for sale	271,172,226	212,347,489	134,819,818	100,449,956	119,668,874
Interest-bearing deposits at the Federal Reserve	12,999,135	128,971,429	42,348,085	39,320,526	25,506,784
Earning assets	616,019,737	650,725,535	510,936,309	418,905,440	421,039,363
Total deposits	598,670,258	609,191,576	462,197,631	379,191,655	382,378,388
Total shareholders’ equity	38,811,387	53,917,633	54,980,356	51,168,032	45,462,561
Weighted Average Shares Outstanding - basic	5,550,078	5,531,518	5,526,948	5,522,025	5,500,027
Weighted Average Shares Outstanding - diluted	5,644,698	5,680,482	5,678,543	5,588,090	5,589,012

For the Year:
Selected average balances:
Total assets	$656,833,125	$589,379,985	$502,628,318	$440,615,140	$430,495,412
Total loans[1]	320,826,946	324,078,445	313,303,363	281,508,711	277,223,600
Investment securities available for sale	266,432,504	167,250,568	112,970,054	106,421,507	123,347,669
Interest-bearing deposits at the Federal Reserve	41,131,016	75,734,060	54,231,372	34,713,982	20,151,823
Earning assets	628,390,466	567,063,073	480,504,789	422,644,200	420,723,092
Total deposits	596,881,098	519,900,412	434,071,108	381,687,960	386,025,147
Total shareholders’ equity	43,602,112	54,838,166	54,021,647	49,242,545	43,691,359

Performance Ratios:
Return on average equity	15.26%	12.30%	11.96%	14.86%	15.85%
Return on average assets	1.01%	1.14%	1.29%	1.66%	1.61%
Average equity to average assets	6.64%	9.30%	10.75%	11.18%	10.15%
Net interest margin	3.01%	3.06%	3.52%	4.28%	4.15%
Net (recoveries) charge-offs to average loans	0.00%	-0.02%	0.02%	0.14%	-0.01%
Allowance for loan losses as a percentage of total loans[2]	1.30%	1.43%	1.30%	1.46%	1.53%

Per Share:
Basic income per common share[3]	$1.20	$1.22	$1.17	$1.33	$1.26
Diluted income per common share[3]	$1.18	$1.19	$1.14	$1.31	$1.24
Year end book value[3]	$6.99	$9.73	$9.96	$9.25	$8.25
Dividends per common share	$0.68	$0.78	$0.66	$0.74	$0.58
Dividend payout ratio	56.73%	63.98%	56.44%	55.88%	54.68%
Full time employee equivalents	80	79	76	79	79

(1)	Including mortgage loans to be sold.

(2)	Excluding mortgage loans to be sold.

(3)	Adjusted to retroactively reflect 10% stock dividend issued during the year ended December 31, 2018.

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

As discussed elsewhere in the report (See “Part I – Paycheck Protection Program” and Note 4 to the Company’s Notes to Consolidated Financial Statements included in Part II – Item 8 of this report), on March 27, 2020, the PPP was established under the CARES Act in response to the COVID-19 pandemic.

While the impacts of COVID-19 and its variants appeared to create less economic disruption during 2022 as compared to 2021 and 2020, COVID-19 continues to evolve, along with governmental support and/or restrictions in response to it. As of December 31, 2021, the Bank had received 391 PPP forgiveness applications, in the amount of $49.1 million in principal, and submitted 361 applications and decisions to the SBA, in the amount of $47.7 million in principal. Of the 391 PPP submissions, 351 loans, in the amount of $46.9 million, were forgiven as of December 31, 2021. The remaining 129 loans, in the amount of $8.4 million, were forgiven during the year ended December 31, 2022. There were no PPP loans outstanding as of December 31, 2022. Upon forgiveness the Bank recognized the deferred fee income in accordance with ASC 310-20. The Bank received processing fees of $2.4 million and recognized $0.4 million and $1.3 million during the years ended December 31, 2022 and 2021, respectively.

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short- term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. During 2020, the Bank processed approximately $0.7 million in principal deferments to 84 customers, with an aggregate loan balance of $29.7 million. The principal deferments represented 0.24% of our total loan portfolio as of December 31, 2020. The Bank did not process any principal deferments during the years ended December 31, 2022 and 2021. The Bank has examined the payment accommodations granted to borrowers in response to COVID-19 and classified 9 loans, with an aggregate loan balance of $4.0 million, that were granted payment accommodations as TDRs given the continued financial difficulty of the customer, associated industry risk, and multiple deferral requests. All other borrowers were current prior to relief, were not experiencing financial difficulty prior to COVID-19, and the Bank determined they were not considered TDRs. As of December 31, 2021, 4 of the TDRs were removed from TDR status due to improvement in financial condition and sustained performance under the restructured terms, 2 TDRs were paid off through refinancing into new loans at market terms, and 1 TDR was paid off. Two loans with a balance of $0.5 million remained in TDR status as of December 31, 2021. Additionally, of the 75 customers that received payment accommodations that were not classified as TDRs, 41 customers, with an aggregate loan balance of $9.9 million, had paid their loan in full as of December 31, 2021. An additional loan was removed from TDR status during 2022. The remaining loan with a balance of $0.1 million is paying as agreed as of December 31, 2022. There are no loans that received payment accommodation past due greater than 30 days. The Bank will continue to examine payment accommodations as requested by borrowers.

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

Effects of COVID-19 or its variants may still negatively impact management assumptions and estimates, such as the allowance for loan losses. However, it is difficult to assess or predict how, and to what extent, COVID-19 will affect the Bank in the future.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2022 TO DECEMBER 31, 2021

Net income decreased $0.1 million or 1.3% to $6.66 million, or basic and diluted income per share of $1.20 and $1.18, respectively, for the year ended December 31, 2022 from $6.74 million or basic and diluted income per share of $1.22 and $1.19, respectively, for the year ended December 31, 2021. This decrease was primarily due to lower mortgage banking income and gains on sales of securities largely offset by higher average earning asset balances coupled with increased asset yields in our investment securities and a reduction in the provision for loan losses. Our returns on average assets and average equity for the year ended December 31, 2022 were 1.01% and 15.26%, respectively, compared to 1.14% and 12.30%, respectively, for the year ended December 31, 2021.

Net interest income increased $1.5 million or 8.74% to $18.9 million for the year ended December 31, 2022 from $17.4 million for the year ended December 31, 2021. This increase was primarily due to higher balances of average earning assets coupled with an increase in asset yields on our investment securities and increased interest rates on variable rate loans and new originations and renewals of fixed rate loans.

Average earning assets increased $61.3 million or 10.81% to $628.4 million for the year ended December 31, 2022 from $567.1 million for the year ended December 31, 2021. This is primarily related to an increase in the average balance of investment securities and interest-bearing deposits at the Federal Reserve and, to a lesser extent, loans. The increase in investment securities and interest-bearing balances at the Federal Reserve reflect the deployment of excess funds resulting from a $77.0 million increase in average deposits during the year.

We recorded a $75,000 reduction to the allowance for loan losses for the year ended December 31, 2022 compared to a provision for loan losses of $120,000 for the year ended December 31, 2021. The decrease was primarily driven by the composition of our loan portfolio in accordance with our allowance for loan loss methodology and our analysis of the adequacy of the allowance for loan losses. The Board of Directors determined that this provision was appropriate based upon the adequacy of our reserve. Charge-offs of $42,644 and recoveries of $31,878, together with the reduction in the allowance, resulted in an allowance for loan losses of $4.3 million or 1.30% of total loans as of December 31, 2022.

Other income decreased $1.8 million or 46.62% to $2.1 million for the year ended December 31, 2022, from $3.9 million for the year ended December 31, 2021. Other income reflects lower mortgage banking income and decreases in gain on sales of securities of $0.2 million. Our mortgage banking income decreased $1.6 million or 71.17% to $0.7 million for the year ended December 31, 2022 from $2.3 million for the year ended December 31, 2021 due to decreased volume associated with the higher interest rate environment experienced in 2022. Mortgage banking income is highly influenced by mortgage interest rates and the housing market.

Other expense increased $0.1 million or 0.77% to $12.4 million for the year ended December 31, 2022, from $12.3 million for the year ended December 31, 2021. Salaries and employee benefits increased approximately $0.1 million, or 1.47%, due to increased benefits, payroll taxes and other employee-related costs. Net occupancy expense increased approximately $0.1 million due to rent escalation provisions in certain of our leases. Other operating expenses decreased $0.1 million, or 0.77%.

For the year ended December 31, 2022, the Company’s effective tax rate was 22.91% compared to 23.50% during the year ended December 31, 2021.

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

ASSET AND LIABILITY MANAGEMENT

We manage our assets and liabilities to ensure there is sufficient liquidity to enable management to fund deposit withdrawals, loan demand, capital expenditures, reserve requirements, operating expenses, and dividends; and to manage daily operations on an ongoing basis. Funds are primarily provided by the Bank through customer deposits, principal and interest payments on loans, mortgage loan sales, the sale or maturity of securities, temporary investments and earnings. The Asset Liability/Investment Committee (“ALCO”) manages asset and liability procedures though the ultimate responsibility rests with the President/Chief Executive Officer. At December 31, 2022, total assets decreased 3.81% to $653.3 million from $679.2 million as of December 31, 2021 and total deposits decreased 1.73% to $598.7 million from $609.2 million as of December 31, 2021.

As of December 31, 2022, earning assets, which are composed of U.S. Treasury, Government Sponsored Enterprises and Municipal Securities in the amount of $271.2 million, interest-bearing deposits at the Federal Reserve in the amount of $13.0 million and total loans, including mortgage loans held for sale, in the amount of $331.8 million, constituted approximately 94.29% of our total assets.

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

Our policy is to minimize interest rate risk between interest-earning assets and interest-bearing liabilities at various maturities and to attempt to maintain an asset sensitive position over a one-year period. By adhering to this policy, we anticipate that our net interest margins will not be materially affected, unless there is an extraordinary and or precipitous change in interest rates. The average net interest rate margin for 2022 decreased to 3.01% from 3.06% for 2021. At December 31, 2022 and 2021, our net cumulative gap was liability sensitive for periods less than one year and asset sensitive for periods of one year or more. The reason for the shift in sensitivity is the direct result of management’s strategic decision to invest excess funds held at the Federal Reserve into fixed rate investment securities that match our investment policy objectives. Management is aware of this departure from policy and will continue to closely monitor our sensitivity position going forward.

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

At December 31, 2022, the average maturity of the investment portfolio was 3.45 years with an average yield of 1.18% compared to 4.76 years with an average yield of 1.02% at December 31, 2021.

We do not take foreign exchange or commodity risks. In addition, we do not own mortgage-backed securities, nor do we have any exposure to the sub-prime market or any other distressed debt instruments.

The following table summarizes our interest sensitivity position as of December 31, 2022.

	One Day	Less than three months	Three months to less than six months	Six months to less than one year	One year to less than five years	Five years or more	Total	Estimated Fair Value
(in thousands)
Interest-earning assets
Loans[1]	$73,798	$19,037	$13,451	$22,603	$167,122	$35,996	$332,007	$304,250
Investment securities available for sale[2]	—	7,462	9,919	25,341	212,327	41,948	296,997	271,172
Interest-bearing deposits at the Federal Reserve	12,999	—	—	—	—	—	12,999	12,999
Total	$86,797	$26,499	$23,370	$47,944	$379,449	$77,944	$642,003	$588,421

Interest-bearing liabilities
CD’s and other time deposits less than $250,000	$—	$3,852	$2,269	$3,643	$1,502	$—	$11,266	$14,156
CD’s and other time deposits $250,000 and over	—	2,088	549	2,667	—	—	5,304	7,272
Money Market and Interest Bearing Demand Accounts	296,235	—	—	—	—	—	296,235	518,276
Savings	63,825	—	—	—	—	—	63,825	63,825
Total	$360,060	$5,940	$2,818	$6,310	$1,502	$—	$376,630	$603,529

Net	$(276,263)	$20,559	$20,552	$41,634	$377,947	$77,944	$265,373
Cumulative		$(252,704)	$(232,152)	$(190,518)	$187,429	$265,374

(1)	Including mortgage loans to be sold and deferred fees.

(2)	At amortized cost based on the earlier of the call date or scheduled maturity.

LIQUIDITY

Historically, we have maintained our liquidity at levels believed by management to be adequate to meet requirements of normal operations, potential deposit outflows and strong loan demand and still allow for optimal investment of funds and return on assets.

The following table summarizes future contractual obligations as of December 31, 2022.

	Total	Less than one year	One to five years	After five years
Contractual Obligations
(in thousands)
Time deposits	$16,569	$14,829	$1,740	$—
Operating leases	18,223	1,183	5,914	11,126
Total contractual cash obligations	$34,792	$16,012	$7,416	$11,126

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, investment securities available for sale, interest-bearing deposits at the Federal Reserve, and mortgage loans held for sale. Our primary liquid assets accounted for 45.89% and 52.30% of total assets at December 31, 2022 and 2021, respectively. Investment securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the investment securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At December 31, 2022, we had unused short-term lines of credit totaling approximately $41 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for liquidity include increasing deposits by raising interest rates paid and selling mortgage loans held for sale. We also established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At December 31, 2022, we could borrow up to $78.3 million.

Our core deposits consist of non-interest bearing demand accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our reliance on certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP”) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs and do not know of any trends, events or uncertainties that may result in a significant adverse effect on our liquidity position. At December 31, 2022 and 2021, our liquidity ratio was 48.09% and 56.43%, respectively.

The following table shows the composition of average assets over the past five fiscal years.

	2022	2021	2020	2019	2018
Loans[1]	$320,826,946	$324,078,445	$313,303,363	$277,395,432	$277,223,600
Investment securities available for sale	266,432,504	167,250,568	112,970,054	106,421,507	123,347,669
Interest-bearing deposits at the Federal Reserve	41,131,016	75,734,060	54,231,372	34,713,982	20,151,823
Non-earning assets	28,442,659	22,316,912	22,123,529	22,084,219	9,772,320
Total average assets	$656,833,125	$589,379,985	$502,628,318	$440,615,140	$430,495,412

[1]	Including mortgage loans to be sold and deferred fees.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows changes in interest income and expense based upon changes in volume and changes in rates.

	2022 vs. 2021			2021 vs. 2020			2020 vs. 2019
	Volume	Rate	Net Dollar Change[1]	Volume	Rate	Net Dollar Change[1]	Volume	Rate	Net Dollar Change[1]
Loans[2]	$(153,327)	$545,916	$392,589	$519,830	$(290,799)	$229,031	$1,798,561	$(2,736,870)	$(938,309)
Investment securities available for sale	1,274,919	(320,851)	954,068	963,531	(800,492)	163,039	136,175	(324,518)	(188,343)
Interest-bearing deposits at the Federal Reserve	(47,994)	348,709	300,715	72,342	(153,057)	(80,715)	409,494	(955,338)	(545,844)
Interest income	$1,073,598	$573,774	$1,647,372	$1,555,703	$(1,244,348)	$311,355	$2,344,230	$(4,016,726)	$(1,672,496)

Interest-bearing transaction accounts	$12,170	$121,959	$134,129	$25,230	$(103,212)	$(77,982)	$56,917	$(443,183)	$(386,266)
Savings	12,094	—	12,094	10,278	(21,710)	(11,432)	23,542	(81,423)	(57,881)
Time deposits	(5,559)	(12,871)	(18,430)	(2,531)	(39,469)	(42,000)	(34,106)	(31,504)	(65,610)
Interest expense	$18,705	$109,088	$127,793	$32,977	$(164,391)	$(131,414)	$46,353	$(556,110)	$(509,757)

Increase (decrease) in net interest income			$1,519,579			$442,769			$(1,162,739)

(1)	Volume/rate changes have been allocated to each category based on the percentage of each change to the total change.

(2)	Including mortgage loans to be sold.

YIELDS ON AVERAGE EARNING ASSETS AND RATES ON AVERAGE INTEREST-BEARING LIABILITIES

The following table shows the yields on average earning assets and average interest-bearing liabilities.

	2022			2021			2020
	Average Balance	Interest Paid/Earned	Average Yield/Rate[1]	Average Balance	Interest Paid/Earned	Average Yield/Rate[1]	Average Balance	Interest Paid/Earned	Average Yield/Rate[1]
Interest-earning assets
Loans[2]	$320,826,946	$15,677,601	4.89%	$324,078,445	$15,285,012	4.72%	$313,303,363	$15,055,981	4.81%
Investment Securities Available for Sale	266,432,504	3,116,858	1.17%	167,250,568	2,162,790	1.29%	112,970,054	1,999,751	1.77%
Federal Funds Sold & Interest bearing deposits	41,131,016	404,024	0.98%	75,734,060	103,309	0.14%	54,231,372	184,024	0.34%
Total earning assets	$628,390,466	$19,198,483	3.06%	$567,063,073	$17,551,111	3.10%	$480,504,789	$17,239,756	3.59%

Interest-bearing liabilities
Interest-bearing transaction accounts	$269,510,451	$222,493	0.08%	$242,617,530	$88,364	0.04%	$208,940,724	$166,346	0.08%
Savings	65,816,763	40,488	0.06%	51,608,804	28,394	0.06%	40,770,588	39,826	0.10%
Time Deposits	18,443,811	38,812	0.21%	20,435,199	57,242	0.28%	20,964,940	99,242	0.47%
	$353,771,025	$301,793	0.09%	$314,661,533	$174,000	0.06%	$270,676,252	$305,414	0.11%

Net interest spread			2.97%			3.04%			3.48%
Net interest margin			3.01%			3.06%			3.52%
Net interest income		$18,896,690			$17,377,111			$16,934,342

(1)	The effect of forgone interest income as a result of non-accrual loans was not considered in the above analysis.

(2)	Average balance includes non-accrual loans and mortgage loans to be sold.

INVESTMENT PORTFOLIO

The following tables summarize the carrying value of investment securities as of the indicated dates and the weighted-average yields of those securities at December 31, 2022. Weighted-average yields are determined based on the amortized cost and book yield of the individual investment securities comprising each investment security type and maturity classification.

	Amortized Cost
	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total	Estimated Fair Value
(in thousands)
U.S. Treasury Notes	$25,341	$154,957	$—	$—	$180,298	$168,187
Government-Sponsored Enterprises	4,998	20,000	42,387	—	67,385	57,075
Municipal Securities	12,383	15,613	11,609	9,710	49,315	45,910
Total	$42,722	$190,570	$53,996	$9,710	$296,998	$271,172

Weighted average yields
U.S. Treasury Notes	0.32%	1.11%	0.00%	0.00%
Government-Sponsored Enterprises	0.52%	0.90%	1.23%	0.00%
Municipal Securities	1.85%	1.62%	1.76%	2.05%
Total	0.79%	1.13%	1.34%	2.05%	1.17%

The following tables present the amortized cost and estimated fair value of investment securities for the past three years.

December 31, 2022	Amortized Cost	Estimated Fair Value
(in thousands)
U.S. Treasury Notes	$180,298	$168,187
Government-Sponsored Enterprises	67,385	57,075
Municipal Securities	49,315	45,910

Total	$296,998	$271,172

December 31, 2021	Amortized Cost	Estimated Fair Value
(in thousands)
U.S. Treasury Notes	$101,270	$100,062
Government-Sponsored Enterprises	76,356	74,721
Municipal Securities	37,422	37,564

Total	$215,048	$212,347

December 31, 2020	Amortized Cost	Estimated Fair Value
(in thousands)
U.S. Treasury Notes	$20,037	$20,411
Government-Sponsored Enterprises	96,614	97,853
Municipal Securities	16,055	16,556

Total	$132,706	$134,820

As of December 31, 2022, we had 25 U.S. Treasury Notes and 77 Municipal Securities with an unrealized loss of $12.1 million and $3.4 million, respectively. As of December 31, 2021, we had fifteen U.S. Treasury Notes and nineteen Municipal Securities with an unrealized loss of $1.3 million and $0.2 million, respectively. As of December 31, 2020, we had no U.S. Treasury Notes or Municipal Securities with an unrealized loss. As of December 31, 2022, we had 11 securities issued by Government-Sponsored Enterprises with an unrealized loss of $10.3 million compared to nine Government-Sponsored Enterprises with an unrealized loss of $1.9 million as of December 31, 2021. The unrealized losses on these securities are related to changes in the interest rate environment from the date of purchase. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Therefore, these investments are not considered other-than-temporarily impaired. We have the ability to hold these investments until market price recovery or maturity.

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

LOAN PORTFOLIO COMPOSITION

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic market. At December 31, 2022, outstanding loans (including deferred loan fees of $159,434) totaled $331.0 million, which equaled 55.29% of total deposits and 50.66% of total assets.

The following table presents our loan portfolio, excluding both mortgage loans to be sold and deferred loan fees, as of December 31, 2022, compared to the prior four years.

(in thousands)	2022	2021	2020	2019	2018
Commercial	$45,072	$45,804	$51,041	$52,848	$54,829
Commercial real estate construction	17,524	12,054	14,814	12,491	7,304
Commercial real estate other	172,897	165,719	146,188	143,824	143,703
Consumer real estate	91,637	71,307	71,836	59,532	63,787
Consumer other	3,852	3,769	4,481	5,378	5,040
Paycheck protection program	—	7,979	32,443	—	—
Total	$330,982	$306,632	$320,803	$274,073	$274,663

During the year ended December 31, 2022, total loans increased $24.3 million. This is primarily due to growth in our consumer real estate and commercial real estate portfolios.

We had no foreign loans or loans to fund leveraged buyouts at any time during the years ended December 31, 2018 through December 31, 2022.

The following table presents the contractual terms to maturity for loans outstanding at December 31, 2022. Overdrafts are reported as due in one year or less. The table does not include an estimate of prepayments, which can significantly affect the average life of loans and may cause our actual principal experience to differ from that shown.

	Selected Loan Maturity as of December 31, 2022
(in thousands)	One Year or Less	Over One Year but Less Than 5 Years	After 5 Years Through 15 Years	Over 15 Years	Total
Commercial	$17,634	$25,142	$2,296	$—	$45,072
Commercial real estate construction	3,734	13,790	—	—	17,524
Commercial real estate other	28,684	138,107	4,007	2,099	172,897
Consumer real estate	10,747	9,967	31,704	39,219	91,637
Consumer other	1,498	2,354	—	—	3,852
Paycheck protection program	—	—	—	—	—
Total	$62,297	$189,360	$38,007	$41,318	$330,982

Loans maturing after one year with:
Fixed interest rates					$203,054
Floating interest rates					—
Total					$203,054

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

Impairment loss is measured by:

a.	The present value of the future cash flow discounted at the loan’s effective interest rate, or

b.	The fair value of the collateral if the loan is collateral dependent.

The following is a schedule of our impaired loans and non-accrual loans as of December 31, 2018 through 2022.

	2022	2021	2020	2019	2018
Nonaccrual loans	$631,453	$814,614	$1,155,930	$1,666,301	$823,534
Impaired loans	$2,766,060	$3,406,508	$7,805,600	$4,776,928	$4,278,347

Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. During 2020, the Bank processed approximately $0.7 million in principal deferments to 84 customers, with an aggregate loan balance of $29.7 million. The Bank did not process any principal deferments during the years ended December 31, 2022 and 2021. The principal deferments represented 0.24% of our total loan portfolio as of December 31, 2020.

TROUBLED DEBT RESTRUCTURINGS

According to GAAP, we are required to account for certain loan modifications or restructurings as a troubled debt restructuring (“TDR”), when appropriate. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. Three factors must always be present:

1.	An existing credit must formally be renewed, extended, or modified,

2.	The borrower is experiencing financial difficulties, and

3.	We grant a concession that we would not otherwise consider.

The following is a schedule of our TDR’s including the number of loans represented.

	2022	2021	2020	2019	2018
Number of TDRs	5	5	14	3	—
Amount of TDRs	$971,150	$1,039,909	$5,803,163	$573,473	$—

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

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID-19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short- term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. The Bank has examined the payment accommodations granted to borrowers in response to COVID-19 and classified 9 loans, with an aggregate loan balance of $4.0 million, that were granted payment accommodations as TDRs given the continued financial difficulty of the customer, associated industry risk, and multiple deferral requests. As of December 31, 2021, 4 of the TDRs were removed from TDR status due to improvement in financial condition and sustained performance under the restructured terms, 2 TDRs were paid off through refinancing into new loans at market terms, and 1 TDR was paid off. Two loans with a balance of $0.5 million remained in TDR status as of December 31, 2021. An additional loan was removed from TDR status during 2022. The remaining loan with a balance of $0.1 million is paying as agreed as of December 31, 2022. The Bank will continue to examine payment accommodations as requested by the borrowers.

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

4)	The loan is rated substandard, doubtful, or loss

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

c)	Maintenance of financial information risk

Portfolio Risk

Portfolio risk includes the levels and trends in delinquencies, impaired loans and changes in the loan rating matrix, trends in volume and terms of loans, and over- margined real estate lending. We are satisfied with the stability of the past due and non-performing loans and believe there has been no decline in the quality of our loan portfolio due to any trend in delinquent or adversely classified loans. Sizable unsecured principal balances on a non-amortizing basis are monitored. Although the vast majority of our real estate loans are underwritten on a cash flow basis, the secondary source of repayment is typically tied to our ability to realize the conversion of the collateral to cash. Accordingly, we closely monitor loan to value ratios. The maximum collateral advance rate is 80% on all real estate transactions, with the exception of raw land at 65% and land development at 70%.

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

Although significantly under our policy threshold of 100% of capital (currently approximately $38.8 million), the amount of over-margined real estate loans currently totals approximately $2.9 million or approximately 0.88% of our loan portfolio at December 31, 2022 compared to $1.5 million or approximately 0.48% of the loan portfolio at December 31, 2021.

A credit rating matrix is used to rate all extensions of credit and to provide a more specific picture of the risk each loan poses to the quality of the loan portfolio. There are eight possible ratings used to determine the quality of each loan based on the following characteristics: cash flow, collateral quality, guarantor strength, financial condition, management quality, operating performance, the relevancy of the financial statements, historical loan performance, debt coverage ratio, and the borrower’s leverage position. The matrix is designed to meet our standards and expectations of loan quality. It is based on experience with similarly graded loans, industry best practices, and regulatory guidance. Our loan portfolio is graded in its entirety, with the exception of PPP loans. Because PPP loans were 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they were not graded. There were no PPP loans outstanding at December 31, 2022.

National and local economic trends and conditions

National and local economic trends and conditions are constantly changing and both positively and negatively impact borrowers. Most macroeconomic conditions are not controllable by us and are incorporated into the qualitative risk factors. Natural and environmental disasters, including the rise of sea levels, political uncertainty, increasing levels of consumer price inflation, supply-chain disruptions and international instability are a few of the trends and conditions that are currently affecting the national and local economies. Additionally, the national and local economy has been affected by COVID-19 during the years ended December 31, 2022 and 2021. These changes have impacted borrowers’ ability, in many cases, to repay loans in a timely manner. On occasion, a loan’s primary source of repayment (i.e. personal income, cash flow, or lease income) may be eroded as a result of unemployment, lack of revenues, or the inability of a tenant to make rent payments.

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

Effects of changes in credit concentrations

The risks associated with the effects of changes in credit concentration include loan, geographic and regulatory concentrations. As of December 31, 2022, two Standard Industrial Code groups, activities related to real estate and redi-mix concrete, comprised more than 2% of our total loans outstanding.

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

Based on our analysis of the adequacy of the allowance for loan loss model, we recorded a reduction in the allowance for loan loss of $0.1 million for the year ended December 31, 2022 compared to a provision for loan loss of $0.1 million for the year ended December 31, 2021. At December 31, 2022, the five-year average loss ratios were: 0.19% Commercial, 0.00% Commercial Real Estate Construction, -0.02% Commercial Real Estate Other, -0.03% Consumer Real Estate, and 0.46% Consumer Other.

With regard to jumbo loans, we obtain peer data for use to calculate historical loss ratios. At December 31, 2022, the 5-year average loss for the jumbo loan portfolio was 0.01%.

During the year ended December 31, 2022, charge-offs of $42,644 and recoveries of $31,878 were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $4.3 million or 1.30% of total loans at December 31, 2022. During the year ended December 31, 2021, charge-offs of $20,990 and recoveries of $0.1 million were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $4.4 million or 1.43% of total loans at December 31, 2021. During the year ended December 31, 2020, charge-offs of $0.3 million and recoveries of $0.2 million were recorded to the allowance for loan losses, resulting in an allowance for loan losses of $4.2 million or 1.30% of total loans at December 31, 2020. We believe loss exposure in the portfolio is identified, reserved against, and closely monitored to ensure that economic changes are promptly addressed in the analysis of reserve adequacy.

The accrual of interest is generally discontinued on loans which become 90 days past due as to principal or interest. The accrual of interest on some loans may continue even though they are 90 days past due if the loans are well secured or in the process of collection and we deem it appropriate. If non-accrual loans decrease their past due status to less than 30 days for a period of six to nine months, they are reviewed individually to determine if they should be returned to accrual status. At December 31, 2022 and 2021, there were no loans over 90 days past due still accruing interest.

The following table represents a summary of loan loss experience for the past five years.

	2022	2021	2020	2019	2018
(in thousands)
Balance of the allowance of loan losses at the beginning of the period	$4,377	$4,186	$4,004	$4,214	$3,875

Charge-offs
Commercial	(41)	—	(172)	(399)	(31)
Commercial Real Estate Construction	—	—	—	—	—
Commercial Real Estate Other	—	—	—	—	—
Consumer Real Estate	(2)	—	—	—	—
Consumer Other	—	(11)	(116)	(8)	(85)
Paycheck Protection Program	(0)	(10)	(2)	—	—
Total charge-offs	(43)	(21)	(290)	(407)	(116)

Recoveries
Commercial	1	21	89	12	14
Commercial Real Estate Construction	—	—	—	—	—
Commercial Real Estate Other	18	—	100	—	57
Consumer Real Estate	—	48	—	—	45
Consumer Other	12	22	43	5	14
Paycheck Protection Program	1	1	—	—	—
Total recoveries	32	92	232	17	130
Net (charge-offs) recoveries	(11)	71	(58)	(390)	14

Provision charged to operations	(75)	120	240	180	325

Balance of the allowance for loan losses at the end of the period	$4,291	$4,377	$4,186	$4,004	$4,214

We believe the allowance for loan losses at December 31, 2022 is adequate to cover estimated losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires considerable judgment. Our judgments are based on numerous assumptions about current events that we believe to be reasonable, but may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current allowance amount or that future increases in the allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting our operating results.

The following table presents a breakdown of the allowance for loan losses for the past five years.

	2022		2021		2020		2019		2018
	$	%(1)	$	%(1)	$	%(1)	$	%(1)	$	%(1)
(in thousands)
Commercial	$736	14%	$796	15%	$1,030	16%	$1,430	19%	$1,665	20%
Commercial Real Estate Construction	231	5%	175	4%	199	5%	109	5%	64	3%
Commercial Real Estate Other	2,216	52%	2,376	54%	1,909	46%	1,271	52%	1,292	52%
Consumer Real Estate	1,015	28%	925	23%	925	22%	496	22%	387	23%
Consumer Other	94	1%	105	1%	123	1%	698	2%	806	2%
Paycheck Protection Program	—	—%	—	3%	—	10%	—	—%	—	—%
Total	$4,291	100%	$4,377	100%	$4,186	100%	$4,004	100%	$4,214	100%

(1)	Loan category as a percentage of total loans.

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

The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to the methodology used to determine the allowance for loan losses described above, adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio. During the years ended December 31, 2022 and 2021, no provisions were recorded. The balance for the reserve for unfunded lending commitments was $44,912 as of December 31, 2022 and 2021.

NONPERFORMING ASSETS

Nonperforming assets include other real estate owned (“OREO”), nonaccrual loans and loans past due 90 days or more and still accruing interest. The following table summarizes nonperforming assets for the five years ended December 31:

Nonperforming Assets
(in thousands)	2022	2021	2020	2019	2018
Nonaccrual loans	$631	$815	$1,156	$1,666	$824
Loans past due 90 days or more and still accruing interest	—	—	—	—	—
Total nonperforming loans	631	815	1,156	1,666	824
Other real estate owned	—	—	—	—	—
Total nonperforming assets	$631	$815	$1,156	$1,666	$824

Allowance for loan losses to nonaccrual loans	679.60%	537.36%	362.11%	240.34%	511.41%
Nonaccrual loans to total loans	0.19%	0.27%	0.36%	0.61%	0.30%
Nonperforming loans to total loans	0.19%	0.27%	0.36%	0.61%	0.30%
Nonperforming assets to total assets	0.10%	0.12%	0.22%	0.37%	0.19%

DEPOSITS

The following table shows the contractual maturities of time deposits in denominations of $100,000 or more at December 31, 2022 and the amount of time deposits in excess of FDIC insurance limits.

	One Day	Less than three months	Three months to less than six months	Six months to less than one year	One year to less than five years	Five years or more	Total
(in thousands)
CD’s and other time deposits less than $100,000	$—	$1,875	$1,158	$1,486	$1,130	$—	$5,649
CD’s and other time deposits $100,000 and over	—	4,065	1,660	4,574	622	—	10,921
Total	$—	$5,940	$2,818	$6,060	$1,752	$—	$16,570

CD’s and other time deposits in excess of FDIC insurance limit	$—	$838	$299	$917	$—	$—	2,054

Certificates of Deposit $100,000 and over decreased $4.3 million or 28.3% to $10.9 million as of December 31, 2022 from $15.2 million as of December 31, 2021. The higher balance in 2021 for these demand deposits was temporary in nature.

The following table presents average deposits by category.

	2022		2021		2020
(in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand	$243,110	N/A	$205,238	N/A	$163,394	N/A
Interest-bearing transaction accounts	269,510	0.08%	242,618	0.04%	208,941	0.08%
Savings	65,817	0.06%	51,609	0.06%	40,771	0.10%
Time deposits	18,444	0.21%	20,435	0.28%	20,965	0.47%
	$596,881		$519,900		$434,071

Deposits decreased $10.5 million or 1.73% to $598.7 million as of December 31, 2022, from $609.2 million as of December 31, 2021. Non-interest bearing deposits decreased $32.7 million to $223.1 million as of December 31, 2022. The higher balance in 2021 for these demand deposits was temporary in nature.

We fund growth through core deposits. We do not have, nor do we rely on, Brokered Deposits or Internet Deposits.

SHORT-TERM BORROWINGS

At December 31, 2022 and 2021, we had no outstanding federal funds purchased. We have a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement, we may borrow up to $78.3 million. We established this arrangement as an additional source of liquidity.

At December 31, 2022 and 2021, the Bank had unused short-term lines of credit totaling approximately $41 million (which are withdrawable at the lender’s option).

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

Our off-balance sheet arrangements consist principally of commitments to extend credit described below. We estimate probable losses related to binding unfunded lending commitments and record a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. At December 31, 2022 and 2021, the balance of this reserve was $44,912. At December 31, 2022 and 2021, we had no interests in non-consolidated special purpose entities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $145.4 million and $117.5 million as of December 31, 2022 and 2021, respectively.

Standby letters of credit represent our obligation to a third-party contingent upon the failure of our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2022 and 2021 was $2.5 million and $0.6 million, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments, totaling $0.9 million at December 31, 2022, to sell loans held for sale of $0.9 million, compared to forward sales commitments of $2.8 million at December 31, 2021, to sell loans held for sale of $2.8 million. The fair value of these commitments was not significant at December 31, 2022 or 2021. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $8.9 million at December 31, 2022 and $30.8 million at December 31, 2021. For the years ended December 31, 2022 and December 31, 2021, there were two loans and one loan repurchased, respectively.

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

CAPITAL RESOURCES

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of options to purchase stock. Total shareholders’ equity at December 31, 2022 was $38.8 million. The rate of asset growth since our inception has not negatively impacted our capital base.

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

The purpose of Basel III is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule implemented a strict eligibility criteria for regulatory capital instruments and improved the methodology for calculating risk-weighted assets to enhance risk sensitivity.

On November 4, 2019, the federal banking agencies jointly issued a final rule on an optional, simplified measure of capital adequacy for qualifying community banking organizations called the community bank leverage ratio (“CBLR”) framework effective on January 1, 2020. A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. Additionally, the qualifying community banking institution must be a non-advanced approaches FDIC supervised institution. The final rule adopts Tier 1 capital and existing leverage ratio into the CBLR framework. The Bank adopted this rule as of September 30, 2020 and is no longer subject to other capital and leverage requirements. A CBLR bank meeting qualifying criterion is deemed to have met the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule. The Bank’s CBLR as of December 31, 2022 was 9.03%. As of December 31, 2022, the Company and the Bank were categorized as “well capitalized.” We believe, as of December 31, 2022, that the Company and the Bank meet all capital adequacy requirements to which we are subject.

There are no current conditions or events that we are aware of that would change the Company’s or the Bank’s capital adequacy category.

Please see “Notes to Consolidated Financial Statements” for additional information regarding the Company’s and the Bank’s capital ratios at December 31, 2022.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this item.

See the Market Risk section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report for a discussion of certain market risks we face, including interest rate risk.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bank of South Carolina Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bank of South Carolina Corporation (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Note 4 to the Company’s financial statements, the Company has a gross loan portfolio of approximately $331.0 million and related allowance for loan losses of approximately $4.3 million as of December 31, 2022. As described by the Company in Note 1, the evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a regular basis and is based upon the Company’s review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.

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

The primary procedures we performed to address this critical audit matter included the following:

•	We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current economic conditions, and other risk factors used in development of the qualitative factors for collectively evaluated loans.
•	We validated the completeness and accuracy of the underlying data used to develop the factors.
•	We validated the mathematical accuracy of the calculation.
•	We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, as well as other audit evidence gathered.
•	Analytical procedures were performed to evaluate the directional consistency of changes that occurred in the allowance for loan losses for loans collectively evaluated for impairment.

We have served as the Company’s auditor since 2006.

Charleston, South Carolina

March 2, 2023

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$14,772,564	$11,140,559
Interest-bearing deposits at the Federal Reserve	12,999,135	128,971,429
Investment securities available for sale (amortized cost of $296,998,150 and $215,047,451 in 2021 and 2020, respectively)	271,172,226	212,347,489
Mortgage loans to be sold	866,594	2,774,388
Loans	330,981,782	306,632,229
Less: Allowance for loan losses	(4,291,221)	(4,376,987)
Net loans	326,690,561	302,255,242
Premises, equipment and leasehold improvements, net	3,988,607	3,782,936
Right of use asset	13,433,692	14,041,843
Accrued interest receivable	2,145,522	1,404,227
Other assets	7,276,708	2,502,533

Total assets	$653,345,609	$679,220,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$223,117,903	$255,783,644
Interest bearing demand	195,143,514	165,335,038
Money market accounts	100,014,125	98,113,942
Time deposits $250,000 and over	5,303,509	7,417,864
Other time deposits	11,266,099	13,870,356
Other savings deposits	63,825,108	68,670,732
Total deposits	598,670,258	609,191,576

Accrued interest payable and other liabilities	2,430,272	2,069,594
Lease liability	13,433,692	14,041,843
Total liabilities	614,534,222	625,303,013
Commitments and contingencies in Note 11
Shareholders’ equity
Common stock - no par 12,000,000 shares authorized; Issued 5,852,325 and 5,841,240 shares at December 31, 2022 and December 31, 2021, respectively. Shares outstanding 5,552,351 and 5,541,266 at December 31, 2022 and December 31, 2021, respectively.
Additional paid in capital	48,028,689	47,745,285
Retained earnings	14,002,571	11,122,710
Treasury stock: 299,974 shares as of December 31, 2022 and 2021	(2,817,392)	(2,817,392)
Accumulated other comprehensive loss, net of income taxes	(20,402,481)	(2,132,970)
Total shareholders’ equity	38,811,387	53,917,633

Total liabilities and shareholders’ equity	$653,345,609	$679,220,646

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2022	2021	2020
Interest and fee income
Loans, including fees	$15,677,601	$15,285,012	$15,055,981
Taxable securities	2,531,951	1,849,347	1,628,753
Tax-exempt securities	584,907	313,443	370,998
Other	404,024	103,309	184,024
Total interest and fee income	19,198,483	17,551,111	17,239,756

Interest expense
Deposits	301,793	174,000	305,414
Total interest expense	301,793	174,000	305,414

Net interest income	18,896,690	17,377,111	16,934,342
Provision for loan losses	(75,000)	120,000	240,000
Net interest income after provision for loan losses	18,971,690	17,257,111	16,694,342

Other income
Service charges and fees	1,290,665	1,254,699	1,094,985
Mortgage banking income	667,257	2,314,106	2,267,406
Gain on sales of securities, net	64,782	266,944	10,002
Other non-interest income	42,158	32,482	32,508
Total other income	2,064,862	3,868,231	3,404,901

Other expense
Salaries and employee benefits	7,547,306	7,437,787	7,219,005
Net occupancy expense	2,514,904	2,428,082	2,216,727
Data processing fees	562,228	622,536	646,590
Professional expenses	448,248	395,115	345,126
Other operating expenses	1,331,354	1,425,454	1,245,485
Total other expense	12,404,040	12,308,974	11,672,933

Income before income tax expense	8,632,512	8,816,368	8,426,310
Income tax expense	1,977,372	2,071,503	1,965,679

Net income	$6,655,140	$6,744,865	$6,460,631

Weighted average shares outstanding
Basic	5,550,078	5,531,518	5,526,948
Diluted	5,644,698	5,680,482	5,678,543

Basic income per common share	$1.20	$1.22	$1.17
Diluted income per common share	$1.18	$1.19	$1.14

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2022	2021	2020
Net income	$6,655,140	$6,744,865	$6,460,631
Other comprehensive (loss) income
Unrealized (loss) gain on securities arising during the period	(23,061,180)	(4,546,773)	1,512,600
Reclassification adjustment for securities gains realized in net income	(64,782)	(266,944)	(10,002)
Other comprehensive (loss) income before tax	(23,125,962)	(4,813,717)	1,502,598
Income tax effect related to items of other comprehensive (loss) income before tax	4,856,451	1,010,881	(315,546)
Other comprehensive (loss) income after tax	(18,269,511)	(3,802,836)	1,187,052
Total comprehensive (loss) income	$(11,614,371)	$2,942,029	$7,647,683

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2019	5,530,001	$47,131,034	$5,879,409	$(2,325,225)	$482,814	$51,168,032

Net income	—	—	6,460,631	—	—	6,460,631
Other comprehensive gain	—	—	—	—	1,187,052	1,187,052
Stock option exercises, net of surrenders	15,535	180,849	—	(63,805)	—	117,044
Stock-based compensation expense	—	92,986	—	—	—	92,986
Repurchase of common shares	(25,067)	—	—	(398,868)		(398,868)
Cash dividends ($0.66 per common share)	—	—	(3,646,521)	—	—	(3,646,521)
December 31, 2020	5,520,469	$47,404,869	$8,693,519	$(2,787,898)	$1,669,866	$54,980,356

Net income	—	—	6,744,865	—	—	6,744,865
Other comprehensive loss	—	—	—	—	(3,802,836)	(3,802,836)
Stock option exercises, net of surrenders	20,797	237,383	—	(29,494)	—	207,889
Stock-based compensation expense	—	103,033	—	—	—	103,033
Cash dividends ($0.78 per common share)	—	—	(4,315,674)	—	—	(4,315,674)
December 31, 2021	5,541,266	$47,745,285	$11,122,710	$(2,817,392)	$(2,132,970)	$53,917,633

Net income	—	—	6,655,140	—	—	6,655,140
Other comprehensive loss	—	—	—	—	(18,269,511)	(18,269,511)
Stock option exercises, net of surrenders	11,085	161,731	—	—	—	161,731
Stock-based compensation expense	—	121,673	—	—	—	121,673
Cash dividends ($0.68 per common share)	—	—	(3,775,279)	—	—	(3,775,279)
December 31, 2022	5,552,351	$48,028,689	$14,002,571	$(2,817,392)	$(20,402,481)	$38,811,387

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$6,655,140	$6,744,865	$6,460,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	359,251	412,866	421,040
Gain on sale of investment securities	(64,782)	(266,944)	(10,002)
Provision for loan losses	(75,000)	120,000	240,000
Stock-based compensation expense	121,673	103,033	92,986
Deferred income taxes	(171,800)	(46,751)	(422,345)
Net amortization of unearned discounts on investment securities available for sale	869,690	592,357	362,159
Origination of mortgage loans held for sale	(60,017,637)	(163,176,146)	(181,781,058)
Proceeds from sale of mortgage loans held for sale	61,925,431	173,367,491	173,877,723
(Increase) decrease in accrued interest receivable and other assets	(487,217)	133,276	(38,312)
Increase (decrease) in accrued interest payable and other liabilities	358,795	(520,403)	1,089,165
Net cash provided by operating activities	9,473,544	17,463,644	291,987

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	3,539,000	36,967,000	23,491,000
Proceeds from sale of investment securities available for sale	18,525,780	15,572,500	11,550,000
Purchase of investment securities available for sale	(104,820,389)	(135,206,301)	(68,260,421)
Net (increase) decrease in loans	(24,360,319)	14,241,737	(46,788,177)
Purchase of premises, equipment, and leasehold improvements, net	(564,922)	(142,269)	(184,138)
Net cash used in investing activities	(107,680,850)	(68,567,333)	(80,191,736)

Cash flows from financing activities:
Net (decrease) increase in deposit accounts	(10,521,318)	146,993,945	83,005,976
Dividends paid	(3,773,396)	(4,312,138)	(3,592,841)
Repurchase of common shares	—	—	(398,868)
Stock options exercised	161,731	207,889	117,044
Net cash (used in) provided by financing activities	(14,132,983)	142,889,696	79,131,311
Net (decrease) increase in cash and cash equivalents	(112,340,289)	91,786,007	(768,438)
Cash and cash equivalents at the beginning of the period	140,111,988	48,325,981	49,094,419
Cash and cash equivalents at the end of the period	$27,771,699	$140,111,988	$48,325,981

Cash paid during the period for:
Interest	$275,700	$179,793	$323,455
Income taxes	$1,582,810	$2,845,420	$814,052

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized (loss) gain on securities available for sale, net of income taxes	$(18,269,511)	$(3,082,836)	$1,187,052
Change in dividends payable	$1,883	$3,536	$53,680
Right of use assets obtained in exchange for lease obligation	$—	$1,825,793	$—
Change in right of use assets and lease liabilities	$608,151	$514,101	$479,066

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

Depository institutions are required to maintain reserve and clearing balances at the Federal Reserve Bank. Vault cash satisfied our daily reserve requirement for the years ended December 31, 2022 and 2021.

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

Realized gains or losses on the sale of investments are recognized on a specific identification, trade date basis. All securities were classified as available for sale for 2022 and 2021.

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

Concentration of Credit Risk:

Our primary market consists of the counties of Berkeley, Charleston and Dorchester, South Carolina. As of December 31, 2022, the majority of the total loan portfolio, as well as a substantial portion of the commercial and real estate loan portfolios, were to borrowers within this region. No other areas of significant concentration of credit risk have been identified.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition:

In accordance with Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Service Fees on Deposit Accounts

The Bank earns fees from its deposit customers for account maintenance, transaction-based and overdraft services.  Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis.  The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposits accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

ATM and Check Card Fee Income

Check card fee income represents fees earned when a debit card issued by the Bank is used.  The Bank earns interchange fees from debit cardholder transactions through the Mastercard payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the card.  Certain expenses directly associated with the debit card are recorded on a net basis with the fee income.

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

Accounting standards require the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. These standards also prescribe a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. We believe that we had no uncertain tax positions for the years ended December 31, 2022 and 2021.

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

Income Per Common Share:

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of common stock. Earnings per share are restated for all stock splits and stock dividends, if any, through the date of issuance of the consolidated financial statements.

Segment Information:

The Company operates and manages itself within one retail banking segment and therefore has not provided segment disclosures.

Interest Rate Lock Commitments and Forward Sale Contracts:

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free-standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitments before the loan is funded. In order to hedge the change in interest rates resulting from commitments to fund the loans, we enter into forward commitments for the future delivery of mortgage loans when the interest rate is locked. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in income when they occur. As a result of the short-term nature of mortgage loans held for sale (derivative contract), our derivative instruments were considered to be immaterial as of December 31, 2022 and 2021.

We had no embedded derivative instruments requiring hedge accounting treatment at December 31, 2022 and 2021. We do not currently engage in hedging activities.

Recent Accounting Pronouncements:

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting and/or disclosure of financial information by the Company.

In June 2016, the FASB issued ASU 2016-13, Financial instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to change the accounting for credit losses and modify the impairment model for certain debt securities. ASU 2016-13 changes the impairment model for most financial assets to a current expected credit loss (“CECL”) model, replacing the incurred loss model that is currently in use. The new guidance requires an entity to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The CECL model will apply to financial assets measured at amortized cost, such as loans and investments, as well as certain off-balance sheet credit exposures. In May 2019, the FASB issued guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. In October 2019, the FASB voted to extend the implementation date for smaller reporting companies, non-SEC public companies, and private companies. This amendment became effective for the Company on January 1, 2023.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is finalizing its evaluation of the adoption of ASU 2016-13 and plans to adopt as of January 1, 2023. The Company to-date has sourced and tested required data from the Company’s loan systems, tested data feeds to the model, contracted an independent third party for model validation of the CECL model and process, determined appropriate segmentations of its portfolio, selected a preliminary forecast period for reasonable and supportable forecasts, and has performed parallel runs of the model. The Company is currently finalizing its assessment of current and forecasted macroeconomic factors, assumptions, testing, and finalization of internal controls. The Company currently estimates a decrease in the allowance for loan losses between $25,000 and $125,000 upon adoption. The Company is currently evaluating the impact of the reserve for unfunded commitments. The Company will finalize the adoption during the first quarter of 2023.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. In December 2022, the FASB extended the sunset date of ASC 848 from December 31, 2022 to December 31, 2024. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of investment securities available for sale are summarized as follows.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$180,298,301	$—	$(12,110,986)	$168,187,315
Government-Sponsored Enterprises	67,384,808	—	(10,310,084)	57,074,724
Municipal Securities	49,315,041	2,510	(3,407,364)	45,910,187
Total	$296,998,150	$2,510	$(25,828,434)	$271,172,226

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$101,269,851	$68,848	$(1,276,399)	$100,062,300
Government-Sponsored Enterprises	76,355,720	275,123	(1,909,834)	74,721,009
Municipal Securities	37,421,880	335,912	(193,612)	37,564,180
Total	$215,047,451	$679,883	$(3,379,845)	$212,347,489

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2022 and 2021, by contractual maturity are in the following table.

	December 31, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$42,722,655	$41,698,011	$12,756,176	$12,859,086
Due in one year to five years	190,569,869	176,217,530	116,602,790	115,896,465
Due in five years to ten years	53,995,700	45,386,818	76,531,464	74,575,862
Due in ten years and over	9,709,926	7,869,867	9,157,021	9,016,076
Total	$296,998,150	$271,172,226	$215,047,451	$212,347,489

Securities pledged to secure deposits at December 31, 2022 and 2021, had a carrying amount of $30,103,249 and $33,292,124, respectively.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2022 and 2021. We believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	December 31, 2022
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	7	$38,181,255	$(1,790,134)	18	$130,006,060	$(10,320,852)	25	$168,187,315	$(12,110,986)
Government-Sponsored Enterprises	2	6,212,285	(84,170)	9	50,862,439	(10,225,914)	11	57,074,724	(10,310,084)
Municipal Securities	46	26,068,218	(932,565)	31	14,859,459	(2,474,799)	77	40,927,677	(3,407,364)
Total	55	$70,461,758	$(2,806,869)	58	$195,727,958	$(23,021,565)	113	$266,189,716	$(25,828,434)

	December 31, 2021
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	15	$94,994,915	$(1,276,399)	—	$—	$—	15	$94,994,915	$(1,276,399)
Government-Sponsored Enterprises	3	19,480,595	(519,405)	6	39,909,134	(1,390,429)	9	59,389,729	(1,909,834)
Municipal Securities	19	11,384,462	(193,612)	—	—	—	19	11,384,462	(193,612)
Total	37	$125,859,972	$(1,989,416)	6	$39,909,134	$(1,390,429)	43	$165,769,106	$(3,379,845)

The table below shows the proceeds received from sales of securities available for sale and gross realized gains and losses.

	For the Year Ended December 31,
	2022	2021	2020

Gross proceeds	$18,525,780	$15,572,500	$11,550,000
Gross realized gains	64,782	266,944	10,002

The tax provision related to these gains was $13,604, $56,058 and $2,100 for the years ended December 31, 2022, 2021 and 2020, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans (net of deferred loan fees of $159,434 at December 31, 2022, and $488,481 at December 31, 2021) are shown in the table below.

	December 31, 2022	December 31, 2021
Commercial	$45,072,059	$45,804,434
Commercial real estate:
Construction	17,524,260	12,054,095
Other	172,897,387	165,719,078
Consumer:
Real estate	91,636,538	71,307,488
Other	3,851,538	3,768,531
Paycheck protection program	—	7,978,603
	330,981,782	306,632,229
Allowance for loan losses	(4,291,221)	(4,376,987)
Loans, net	$326,690,561	$302,255,242

We had $93.1 million and $94.7 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at December 31, 2022 and 2021, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the program, the Small Business Administration (“SBA”) forgave loans, in whole or in part, made by approved lenders to eligible borrowers for payroll and other permitted purposes in accordance with the requirements of the program. These loans carried a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans were 100% guaranteed by the SBA and as long as the borrower submitted its loan forgiveness application within ten months of completion of the covered period. The borrower was not required to make any payments until the forgiveness amount was remitted to the lender by the SBA. The Bank received a processing fee from the SBA ranging from 1% to 5% based on the size of the loan. The fees are deferred and amortized over the life of the loans in accordance with ASC 310-20. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/ HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (“Economic Aid Act”) was enacted, which reauthorized lending under the PPP program through March 31, 2021, with an additional $325 billion. Over the course of the PPP program, the Bank extended 480 loans with a total loan amount of $55.3 million. Because these loans were 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they were not graded and did not have an associated allowance.

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables illustrate credit risks by category and internally assigned grades at December 31, 2022 and 2021. “Pass” includes loans internally graded as excellent, good and satisfactory.

December 31, 2022
	Commercial	Commerical Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$42,724,289	$17,524,260	$167,518,577	$86,183,899	$3,597,886	$—	$317,548,911
Watch	976,966	—	3,223,532	4,928,437	208,417	—	9,337,352
OAEM	94,803	—	968,611	274,445	7,345	—	1,345,204
Substandard	1,276,001	—	1,186,667	249,757	37,890	—	2,750,315
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$45,072,059	$17,524,260	$172,897,387	$91,636,538	$3,851,538	$—	$330,981,782

December 31, 2021
	Commercial	Commerical Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Pass	$43,853,889	$11,616,118	$159,825,281	$69,920,347	$3,565,716	$7,978,603	$296,759,954
Watch	450,319	437,977	3,082,408	862,938	133,418	—	4,967,060
OAEM	36,749	—	1,158,268	274,445	29,244	—	1,498,706
Substandard	1,463,477	—	1,653,121	249,758	40,153	—	3,406,509
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total	$45,804,434	$12,054,095	$165,719,078	$71,307,488	$3,768,531	$7,978,603	$306,632,229

The following tables include an aging analysis of the recorded investment in loans segregated by class.

December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$16,451	$178,975	$—	$195,426	$44,876,633	$45,072,059	$—
Commercial Real Estate Construction	—	—	—	—	17,524,260	17,524,260	—
Commercial Real Estate Other	45,425	—	631,453	676,878	172,220,509	172,897,387	—
Consumer Real Estate	274,445	—	—	274,445	91,362,093	91,636,538	—
Consumer Other	—	—	—	—	3,851,538	3,851,538	—
Paycheck Protection Program	—	—	—	—	—	—
Total	$336,321	$178,975	$631,453	$1,146,749	$329,835,033	$330,981,782	$—

December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$88,659	$—	$—	$88,659	$45,715,775	$45,804,434	$—
Commercial Real Estate Construction	—	—	—	—	12,054,095	12,054,095	—
Commercial Real Estate Other	59,269	288,464	337,490	685,223	165,033,855	165,719,078	—
Consumer Real Estate	—	—	—	—	71,307,488	71,307,488	—
Consumer Other	23,971	—	—	23,971	3,744,560	3,768,531	—
Paycheck Protection Program	—	—	—	—	7,978,603	7,978,603
Total	$171,899	$288,464	$337,490	$797,853	$305,834,376	$306,632,229	$—

There were no loans past due 90 days or more and still accruing interest at December 31, 2022 and 2021.

The following table summarizes the balances of non-accrual loans.

	Loans Receivable on Non-Accrual
	December 31, 2022	December 31, 2021

Commercial	$—	$178,975
Commercial Real Estate Construction	—	—
Commercial Real Estate Other	631,453	625,953
Consumer Real Estate	—	—
Consumer Other	—	9,686
Paycheck Protection Program	—	—
Total	$631,453	$814,614

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the changes in the allowance and an allocation of the allowance by class at December 31, 2022, 2021, and 2020. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current economic factors.

December 31, 2022
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Beginning Balance	$795,689	$175,493	$2,376,306	$924,784	$104,715	$—	$4,376,987
Charge-offs	(40,600)	—	—	(2,034)	—	(10)	(42,644)
Recoveries	800	—	18,000	—	12,224	854	31,878
Provisions	(20,130)	55,132	(177,822)	92,027	(23,363)	(844)	(75,000)
Ending Balance	$735,759	$230,625	$2,216,484	$1,014,777	$93,576	$—	$4,291,221

December 31, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Beginning Balance	$1,029,310	$199,266	$1,909,121	$925,077	$122,920	$—	$4,185,694
Charge-offs	—	—	—	—	(11,440)	(9,550)	(20,990)
Recoveries	21,329	—	—	47,711	22,367	876	92,283
Provisions	(254,950)	(23,773)	467,185	(48,004)	(29,132)	8,674	120,000
Ending Balance	$795,689	$175,493	$2,376,306	$924,784	$104,715	$—	$4,376,987

December 31, 2020
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Beginning Balance	$1,429,917	$109,235	$1,270,445	$496,221	$697,940	$—	$4,003,758
Charge-offs	(171,646)	—	—	—	(116,001)	(2,650)	(290,297)
Recoveries	88,811	—	99,801	—	43,599	22	232,233
Provisions	(317,772)	90,031	538,875	428,856	(502,618)	2,628	240,000
Ending Balance	$1,029,310	$199,266	$1,909,121	$925,077	$122,920	$—	$4,185,694

The following tables present, by class and reserving methodology, the allocation of the allowance for loan losses and the gross investment in loans.

	December 31, 2022
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$179,230	$—	$—	$—	$37,889	$—	$217,119
Collectively evaluated for impairment	556,529	230,625	2,216,484	1,014,777	55,687	—	4,074,102
Total Allowance for Loan Losses	735,759	230,625	2,216,484	1,014,777	93,576	—	4,291,221
Loans Receivable
Individually evaluated for impairment	1,276,001	—	1,202,412	249,758	37,889	—	2,766,060
Collectively evaluated for impairment	43,796,058	17,524,260	171,694,975	91,386,780	3,813,649	—	328,215,722
Total Loans Receivable	$45,072,059	$17,524,260	$172,897,387	$91,636,538	$3,851,538	$—	$330,981,782

	December 31, 2021
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Paycheck Protection Program	Total
Allowance for Loan Losses
Individually evaluated for impairment	$179,988	$—	$—	$—	$40,153	$—	$220,141
Collectively evaluated for impairment	615,701	175,493	2,376,306	924,784	64,562	—	4,156,846
Total Allowance for Loan Losses	795,689	175,493	2,376,306	924,784	104,715	—	4,376,987
Loans Receivable
Individually evaluated for impairment	1,463,477	—	1,653,121	249,758	40,153	—	3,406,509
Collectively evaluated for impairment	44,340,957	12,054,095	164,065,957	71,057,730	3,728,378	7,978,603	303,225,720
Total Loans Receivable	$45,804,434	$12,054,095	$165,719,078	$71,307,488	$3,768,531	$7,978,603	$306,632,229

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022 and 2021, loans individually evaluated for impairment and the corresponding allowance for loan losses are presented in the following table.

	Impaired and Restructured Loans As of
	December 31, 2022			December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$317,553	$317,553	$—	$1,096,407	$1,096,407	$—
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,202,412	1,202,412	—	1,653,121	1,653,121	—
Consumer Real Estate	249,758	249,758	—	249,758	249,758	—
Consumer Other	—	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—
Total	1,769,723	1,769,723	—	2,999,286	2,999,286	—

With an allowance recorded:
Commercial	958,448	958,448	179,230	367,070	367,070	179,988
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	—	—	—	—	—	—
Consumer Real Estate	—	—	—	—	—	—
Consumer Other	37,889	37,889	37,889	40,153	40,153	40,153
Paycheck Protection Program	—	—	—	—	—	—
Total	996,337	996,337	217,119	407,223	407,223	220,141

Total
Commercial	1,276,001	1,276,001	179,230	1,463,477	1,463,477	179,988
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,202,412	1,202,412	—	1,653,121	1,653,121	—
Consumer Real Estate	249,758	249,758	—	249,758	249,758	—
Consumer Other	37,889	37,889	37,889	40,153	40,153	40,153
Paycheck Protection Program	—	—	—	—	—	—
Total	$2,766,060	$2,766,060	$217,119	$3,406,509	$3,406,509	$220,141

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	For the year ended December 31,
	2022		2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$344,592	$21,445	$1,142,667	$68,602	$1,866,590	$102,636
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,231,015	30,689	1,645,375	68,031	4,849,474	218,372
Consumer Real Estate	249,758	14,019	249,777	10,615	249,813	11,580
Consumer Other	—	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—
Total	1,825,365	66,153	3,037,819	147,248	6,965,877	332,588

With an allowance recorded:
Commercial	981,575	63,267	378,499	22,130	578,399	37,663
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	—	—	—	—	337,304	—
Consumer Real Estate	—	—	—	—	36,483	(116)
Consumer Other	38,962	2,532	41,133	2,674	42,089	2,743
Paycheck Protection Program	—	—	—	—	—	—
Total	1,020,537	65,799	419,632	24,804	994,275	40,290

Total
Commercial	1,326,167	84,712	1,521,166	90,732	2,444,989	140,299
Commercial Real Estate Construction	—	—	—	—	—	—
Commercial Real Estate Other	1,231,015	30,689	1,645,375	68,031	5,186,778	218,372
Consumer Real Estate	249,758	14,019	249,777	10,615	286,296	11,464
Consumer Other	38,962	2,532	41,133	2,674	42,089	2,743
Paycheck Protection Program	—	—	—	—	—	—
	$2,845,902	$131,952	$3,457,451	$172,052	$7,960,152	$372,878

In general, the modification or restructuring of a debt is considered a troubled debt restructuring (“TDR”) if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. As of December 31, 2022 and December 31, 2021, there were five TDRs with a balance of $1.0 million. These TDRs were granted extended payment terms with no principal reduction. The structure of two of the loans changed to interest only. One TDR was performing as agreed as of December 31, 2022, while the other TDR is not performing as agreed and we are considering further collection actions, including potential foreclosure proceedings. No other TDRs that were modified within the previous twelve months defaulted during the following year for the years ended December 31, 2022, 2021, and 2020.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory agencies, as set forth in the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (initially issued on March 22, 2020 and revised on April 7, 2020), have encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. In this statement, the regulatory agencies expressed their view of loan modification programs as positive actions that may mitigate adverse effects on borrowers due to COVID- 19 and that the agencies will not criticize institutions for working with borrowers in a safe and sound manner. Moreover, the revised statement provides that eligible loan modifications related to COVID-19 may be accounted for under section 4013 of the CARES Act or in accordance with ASC 310-40. Under Section 4013 of the CARES Act, banks may elect not to categorize loan modifications as TDRs if the modifications are related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019, and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the date of termination of the National Emergency. All short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered TDRs. Beginning in March 2020, the Bank provided payment accommodations to customers, consisting of 60-day principal deferral to borrowers negatively impacted by COVID-19. During 2020, the Bank processed approximately $0.7 million in principal deferments to 84 customers, with an aggregate loan balance of $25.9 million. The Bank did not process any principal deferments during the years ended December 31, 2022 and 2021. The principal deferments represented 0.24% of our total loan portfolio as of December 31, 2020. The Bank has examined the payment accommodations granted to borrowers in response to COVID-19 and classified 9 loans, with an aggregate loan balance of $4.0 million, that were granted payment accommodations as TDRs given the continued financial difficulty of the customer, associated industry risk, and multiple deferral requests. All other borrowers were current prior to relief, were not experiencing financial difficulty prior to COVID- 19, and the Bank determined they were not considered TDRs. As of December 31, 2021, 4 of the TDRs were removed from TDR status due to improvement in financial condition and sustained performance under the restructured terms, 2 TDRs were paid off through refinancing into new loans at market terms, and 1 TDR was paid off. Two loans with a balance of $0.5 million remain in TDR status as of December 31, 2021. Additionally, of the 75 customers that received payment accommodations that were not classified as TDRs, 41 customers, with an aggregate loan balance of $9.9 million, have paid their loan in full as of December 31, 2021. An additional loan was removed from TDR status during 2022. The remaining loan with a balance of $0.1 million is paying as agreed as of December 31, 2022. There are no loans that received payment accommodation past due greater than 30 days. The Bank will continue to examine payment accommodations as requested by borrowers.

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

Our loans were concentrated in the following categories.

	December 31, 2022	December 31, 2021
Commercial	13.62%	14.94%
Commercial Real Estate Construction	5.29%	3.93%
Commercial Real Estate Other	52.24%	54.04%
Consumer Real Estate	27.69%	23.26%
Consumer Other	1.16%	1.23%
Paycheck Protection Program	—%	2.60%
Total	100.00%	100.00%

6.	PREMISES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Premises, equipment and leasehold improvements are summarized in the table below.

	December 31,
	2022	2021
Bank buildings	$1,861,237	$1,861,237
Land	838,075	838,075
Leasehold purchases	30,000	30,000
Leasehold improvements	2,629,441	2,595,825
Construction in progress	535,434	31,654
Equipment	4,273,339	4,241,305
	10,167,526	9,598,096
Accumulated depreciation	(6,178,919)	(5,815,160)
Total	$3,988,607	$3,782,936

Depreciation on our bank premises and equipment charged to operating expense totaled $359,251, $412,866, and $421,040, during the year ended December 31, 2022, 2021, and 2020, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	LEASES

As of December 31, 2022 and 2021, the Company had operating right of use (“ROU”) assets of $13.4 million and $14.0 million, respectively, and operating lease liabilities of $13.4 million and $14.0 million, respectively. The Company maintains operating leases on land, branch facilities, and parking. Operating leases generally contain initial fixed payment terms that adjust in future years based on the consumer price index or similar measure. Most of the leases include one or more options to renew, with renewal terms extending up to 20 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized in lease expense.

As of December 31, 2022, the weighted average remaining lease term is 15.69 years and the weighted average incremental borrowing rate is 4.08%.

The exercise of renewal options is based on the sole judgement of management and what they consider to be reasonably certain. Based on the market areas, past practices, and contract terms of all leases, the Bank assumed all renewal options will be exercised. Minimum rental commitments for these leases as of December 31, 2022 are presented in the table below.

2023	$1,182,746
2024	1,182,746
2025	1,182,746
2026	1,182,746
2027	1,182,746
2028 and thereafter	12,309,253
Total undiscounted lease payments	$18,222,983
Less: effect of discounting	(4,789,291)
Present value of estimated lease payments	$13,433,692

The table below shows lease expense components for the years ended December 31, 2022 and 2021.

	December 31,
Lease Expense Components:	2022	2021
Operating lease expense	$1,192,292	$1,139,393
Short-term lease expense	—	—
Total lease expense	$1,192,292	$1,139,393

Total rental expense was $1,192,292, $1,139,393 and $972,815, during the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, we did not maintain any finance leases and we determined that the number and dollar amount of equipment leases was immaterial. As of December 31, 2022, we have no additional operating leases that have not yet commenced.

8.	DEPOSITS

As of December 31, 2022 and 2021, time deposits of $250,000 or more totaled approximately $5,303,509 and $7,417,864, respectively. The scheduled maturities of certificates of deposit as of December 31, 2022 are presented in the table below:

2023	$14,820,344
2024	581,665
2025	34,427
2026	780,208
2027 and thereafter	352,964
$16,569,608

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022 and 2021, deposits with a deficit balance of $80,524 and $28,549, respectively, were re-classified as other loans.

9.	SHORT-TERM BORROWINGS

At December 31, 2022 and 2021, we had no outstanding federal funds purchased. We have a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits the Company to retain possession of loans pledged as collateral to secure advances from the Federal Reserve Discount Window. Under this agreement, we may borrow up to $78.3 million as of December 31, 2022. We established this arrangement as an additional source of liquidity.

At December 31, 2022 and 2021, the Bank had unused short-term lines of credit totaling approximately $41.0 million and $41.0 million, respectively (which are withdrawable at the lender’s option).

10.	INCOME TAXES

Total income taxes for the years ended December 31, 2022, 2021 and 2020 are presented in the table below.

	For the year ended December 31,
	2022	2021	2020
Income tax expense	$1,977,372	$2,071,503	$1,965,679
Unrealized gains (losses) on securities available for sale presented in accumulated other comprehensive income (loss)	(4,856,451)	(1,010,881)	315,546
Total	$(2,879,079)	$1,060,622	$2,281,225

Income tax expense was as follows:

	For the year ended December 31,
	2022	2021	2020
Current income taxes
Federal	$1,837,678	$1,796,283	$1,543,334
State	311,494	321,971	—
Total current tax expense	2,149,172	2,118,254	1,543,334
Deferred income tax (benefit) expense	(171,800)	(46,751)	422,345
Total income tax expense	$1,977,372	$2,071,503	$1,965,679

The differences between actual income tax expense and the amounts computed by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the periods indicated are reconciled in the table below.

	For the year ended December 31,
	2022	2021	2020
Computed “expected” tax expense	$1,812,828	$1,851,433	$1,769,525
Increase (reduction) in income taxes resulting from:
Stock based compensation	24,901	21,637	19,527
Valuation allowance	(9,111)	7,658	8,083
Other	22,389	7,477	7,259
State income tax, net of federal benefit	246,080	248,887	238,729
Tax exempt interest income	(119,715)	(65,589)	(77,444)
	$1,977,372	$2,071,503	$1,965,679

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented below.

	As of December 31,
	2022	2021
Deferred tax assets:
Allowance for loan losses	$901,156	$905,365
Unrealized loss on securities available for sale	5,423,444	—
Deferred loan fees	33,481	102,581
Pass through income	188,401	26,525
State net operating loss carryforward	88,229	97,655
Nonaccrual interest	36,879	29,246
Other	11,421	9,432
Total gross deferred tax assets	6,683,011	1,170,804
Valuation allowance	(88,544)	(97,655)
Total gross deferred tax assets, net of valuation allowance	6,594,467	1,073,149

Deferred tax liabilities:
Fixed assets, principally due to differences in depreciation	(289,935)	(338,716)
Unrealized gain on securities available for sale	—	(1,360,199)
State credit carryforward	—	(5,672)
Prepaid expenses	(567)	(29,869)
Other	(59,337)	(58,619)
Total gross deferred tax liabilities	(349,839)	(1,793,075)

Net deferred tax asset (liability)	$6,244,628	$(719,926)

There was a $88,544 and $97,655 valuation allowance for deferred tax assets at December 31, 2022 and 2021, respectively, associated with the Company’s state tax credits. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2022 and 2021. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable regulations.

Tax returns for 2019 and subsequent years are subject to examination by taxing authorities.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If deemed necessary, the amount of collateral obtained upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $145,392,792 and $117,450,893 at December 31, 2022 and 2021, respectively.

Standby letters of credit represent our obligation to a third-party contingent upon the failure by our customer to perform under the terms of an underlying contract with the third party or obligates us to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. We can seek recovery of the amounts paid from the borrower. Commitments under standby letters of credit are usually for one year or less. At December 31, 2022 and 2021, we have recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2022 and 2021 was $2,518,771 and $648,717, respectively.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	RELATED PARTY TRANSACTIONS

In the opinion of management, loans to our Executive Officers and Directors are made on substantially the same terms, including interest rates and collateral, as those terms prevailing at the time for comparable loans with persons not related to the lender that do not involve more than the normal risk of collectability. There were no past due loans to our Executive Officers and Directors as of December 31, 2022 and 2021.

The table below summarizes related party loans.

	December 31, 2022	December 31, 2021
Balance at beginning of the year	$5,513,146	$5,970,014
New loans or advances	806,053	3,693,836
Repayments	(2,134,441)	(4,150,704)
Balance at the end of the year	$4,184,758	$5,513,146

At December 31, 2022 and 2021, total deposits held by related parties were $7,426,656 and $11,405,076, respectively.

13.	OTHER EXPENSE

The table below summarizes the components of other operating expense.

	For the year ended December 31,
	2022	2021	2020
Telephone and postage	$205,296	$233,667	$219,065
State and FDIC insurance and fees	258,541	212,284	95,353
Supplies	61,551	63,850	74,472
Courier service	48,475	44,825	48,048
Insurance	55,178	56,748	53,000
Advertising and business development	11,480	8,114	9,045
Other	690,833	805,966	746,502
Total other operating expenses	$1,331,354	$1,425,454	$1,245,485

14.	STOCK INCENTIVE PLANS

We have two employee Stock Incentive Plans: the first plan, which was approved in 2010, has 300,000 (363,000 adjusted for two 10% stock dividends) shares reserved and the second plan, which was approved in 2020, has 300,000 shares reserved. No new options may be granted under the 2010 plan, as it expired on April 14, 2020. Under the 2020 plan, options are periodically granted to employees at a price not less than the fair market value of the shares at the date of grant. Employees become 20% vested after five years and then vest 20% each year until fully vested. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. All employees are eligible to participate in the 2020 plan if the Executive/Long-Range Planning Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to our profits or growth. With respect to Executive Officers, the Executive/ Long-Range Planning Committee will obtain approval from the Compensation Committee for any options granted to them.

We also have a stock incentive plan to provide equity incentive compensation to the Company’s eligible independent directors. The plan was approved by the shareholders in 2021 and has 150,000 shares reserved. Under the 2021 plan, options may be granted to eligible independent directors at a price not less than the fair market value of the shares at the date of grant. Options granted to independent directors become vested as to 20% of the options per year and will be fully vested after five years. The right to exercise each such 20% of the options is cumulative and will not expire until the tenth anniversary of the date of the grant. Each independent director is eligible to participate in the 2021 plan if the Compensation Committee, in its sole discretion, determines that such person has contributed or can be expected to contribute to our profits or growth.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date:

	2022	2021	2020
Risk free interest rate	2.75%	1.46%	0.63%
Expected life (in years)	5.00	5.99	7.50
Expected stock price volatility	35.30%	34.18%	32.90%
Dividend yield	4.15%	4.00%	4.26%

The following table presents a summary of the activity under the 2010, 2020 and 2021 Stock Incentive Plans for the years ended December 31:

	2022		2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	273,747	$17.50	202,344	$14.89	86,097	$12.92
Granted	5,000	17.10	115,750	20.15	145,750	15.31
Exercised	(11,085)	14.58	(22,305)	10.64	(19,298)	9.39
Forfeited	(13,250)	18.68	(22,042)	15.07	(10,205)	15.19
Outstanding, December 31	254,412	$17.56	273,747	$17.50	202,344	$14.89
Exercisable at year end	20,626	$17.76	7,804	$12.17	21,113	$9.77

The following table presents information pertaining to options outstanding at December 31, 2022.

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Outstanding	Intrinsic Value of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Intrinsic Value of Options Exercisable
$12.26	3,508	1.58	$12.26	$43,008	2,806	$12.26	$13,038
$12.40	969	1.00	$12.40	$12,016	969	$12.40	$4,366
$13.05	7,260	2.33	$13.05	$94,743	4,356	$13.05	$16,796
$15.21	106,250	7.33	$15.21	$1,616,063	—	$15.21	$—
$16.73	10,000	7.33	$16.73	$167,300	—	$16.73	$—
$17.10	5,000	9.42	$17.10	$85,500	—	$16.73	$—
$18.23	28,950	7.33	$18.23	$527,759	—	$18.23	$—
$19.82	7,225	7.33	$19.82	$143,200	495	$19.82	$—
$20.04	20,250	8.59	$20.04	$405,810	—	$20.04	$—
$21.10	65,000	8.33	$21.10	$1,371,500	12,000	$21.10	$—
	254,412	7.48	$17.56	$4,466,899	20,626	$17.76	$34,200

The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $161,740, $208,259 and $139,837, respectively. Shares issued upon exercise of stock options are obtained from the authorized and unissued pool of common stock. Shares surrendered as payment of the stock option exercise price are included in treasury stock.

We recognized compensation cost for the years ended December 31, 2022, 2021 and 2020 in the amount of $121,673, $103,033 and $92,986, respectively, related to the granted options.

As of December 31, 2022, there was a total of $593,680 in unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 4.41 years.

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

The Company recognizes expense when the contribution is approved by the Board of Directors. The total expenses amounted to $540,000, $540,000 and $540,000, during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the plan owned 336,088 shares of common stock of the Company.

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

The Bank’s ability to pay dividends to the Company is restricted by the laws and regulations of the State of South Carolina. Generally, these restrictions allow the Bank to pay dividends from current earnings without the prior written consent of the South Carolina Commissioner of Banking, if it received a satisfactory rating at its most recent examination. Cash dividends when declared, are paid by the Bank to the Company for distribution to shareholders of the Company. The Bank paid dividends of $3.8 million, $4.3 million and $3.6 million, to the Company during the years ended December 31, 2022, 2021 and 2020, respectively.

17.	INCOME PER COMMON SHARE

The following table is a summary of the reconciliation of weighted average shares outstanding for the years ended December 31:

	2022	2021	2020
Net income	$6,655,140	$6,744,865	$6,460,631

Weighted average shares outstanding	5,550,078	5,531,518	5,526,948
Effect of dilutive shares	94,620	148,964	151,595
Weighted average shares outstanding - diluted	5,644,698	5,680,482	5,678,543

Earnings per share - basic	$1.20	$1.22	$1.17
Earnings per share - diluted	$1.18	$1.19	$1.14

18.	REGULATORY CAPITAL REQUIREMENTS

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basel III became effective on January 1, 2015 and its purpose is to improve the quality and increase the quantity of capital for all banking organizations. The rule was phased in over a four-year period, with full implementation occurring on January 1, 2019. The minimum requirements for the quantity and quality of capital were increased. The rule includes a new common equity Tier 1 capital (as defined in the regulation) to risk-weighted assets ratio of 4.50% and a common equity Tier 1 capital conservation buffer of 2.50% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.00% to 6.00% and requires a minimum leverage ratio of 4.00%. In addition, the rule also implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity.

On November 4, 2019, the federal banking agencies jointly issued a final rule on an optional, simplified measure of capital adequacy for qualifying community banking organizations called the community bank leverage ratio (“CBLR”) framework effective on January 1, 2020. A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. Additionally, the qualifying community banking institution must be a non-advanced approaches FDIC supervised institution. The final rule adopts Tier 1 capital and existing leverage ratio into the CBLR framework. The Bank adopted this rule as of September 30, 2020 and is no longer subject to other capital and leverage requirements. Under the CBLR framework, a qualifying community banking organization is deemed to have met the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule. As noted in the table below, the leverage ratio was below 9.0% at December 31, 2021 and therefore we did not meet the "well capitalized" ratio requirements and was not in complinance.

The following table presents the actual CBLR for the Bank and Company at:

	December 31, 2022	December 31, 2021
Bank	9.03%	8.66%
Company	9.30%	8.59%

We believe that the Company and the Bank meet all capital adequacy requirements to which they were subject at December 31, 2022 and 2021.

19.	DISCLOSURES REGARDING FAIR VALUE OF FINANCIAL INSTRUMENTS

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

We had no embedded derivative instruments requiring separate accounting treatment. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments with interest rate locks and commitments to sell fixed rate conforming loans on a best-efforts basis. We do not currently engage in hedging activities. Based on the short-term nature of mortgage loans to be sold (derivative contract), our derivative instruments were immaterial to our consolidated financial statements as of December 31, 2022 and 2021.

The following table presents information about assets measured at fair value on a recurring basis as of December 31, 2022 and 2021.

	Balance as of December 31, 2022
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$168,187,315	$—	$—	$168,187,315
Government-Sponsored Enterprises	—	57,074,724	—	57,074,724
Municipal Securities	—	16,448,375	29,461,812	45,910,187
Total	$168,187,315	$73,523,099	$29,461,812	$271,172,226

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$100,062,300	$—	$—	$100,062,300
Government-Sponsored Enterprises	—	74,721,009	—	74,721,009
Municipal Securities	—	13,080,133	24,484,047	37,564,180
Total	$100,062,300	$87,801,142	$24,484,047	$212,347,489

There were no liabilities recorded at fair value on a recurring basis as of December 31, 2022 or 2021.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Beginning balance	$24,484,047	$5,683,930
Total realized/unrealized gains (losses)
Included in earnings	—	—
Included in other comprehensive income	(3,714,235)	(79,883)
Purchases, issuances, and settlements net of maturities	8,692,000	18,880,000
Transfers in and/or out of Level 3	—	—
Ending balance	$29,461,812	$24,484,047

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

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present information about certain assets measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$1,452,170	$1,452,170
Mortgage loans to be sold	—	866,594	—	866,594
Total	$—	$866,594	$1,452,170	$2,318,764

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$1,902,879	$1,902,879
Mortgage loans to be sold	—	2,774,388	—	2,774,388
Total	$—	$2,774,388	$1,902,879	$4,677,267

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2022 or 2021.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2022:

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs
Impaired Loans	Appraisal Value/Comparison Sales/Other Estimates	Appraisals and/or Sales of Comparable Properties	Appraisals Discounted 10% to 20% for Sales Commissions and Other Holding Costs

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

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of December 31, 2022 and 2021, respectively.

	Fair Value Measurements at December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$14,772,564	$14,772,564	$14,772,564	$—	$—
Interest-bearing deposits at the Federal Reserve	12,999,135	12,999,135	12,999,135	—	—
Investment securities available for sale	271,172,226	271,172,226	168,187,315	73,523,099	29,461,812
Mortgage loans to be sold	866,594	866,594	—	866,594	—
Loans, net	326,690,561	304,249,626	—	—	304,249,626
Accrued interest receivable	2,145,522	2,145,522	—	2,145,522
Financial Liabilities:
Demand deposits	582,100,650	582,100,650	—	582,100,650	—
Time deposits	16,569,608	16,933,818	—	16,933,818	—
Accrued interest payable	41,007	41,007	—	41,007	—

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$11,140,559	$11,140,559	$11,140,559	$—	$—
Interest-bearing deposits at the Federal Reserve	128,971,429	128,971,429	128,971,429	—	—
Investment securities available for sale	212,347,489	212,347,489	100,062,300	87,801,142	24,484,047
Mortgage loans to be sold	2,774,388	2,774,388	—	2,774,388	—
Loans, net	302,255,242	293,731,997	—	—	293,731,997
Accrued interest receivable	1,404,227	1,404,227	—	1,404,227
Financial Liabilities:
Demand deposits	587,903,356	587,903,356	—	587,903,356	—
Time deposits	21,288,220	21,248,310	—	21,428,310	—
Accrued interest payable	14,914	14,914	—	14,914	—

20.	BANK OF SOUTH CAROLINA CORPORATION - PARENT COMPANY

The Company’s principal source of income is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends which the Bank can pay to the Company. The Company’s principal asset is its investment in its Bank subsidiary. The Company’s condensed statements of financial condition as of December 31, 2022 and 2021, and the related condensed statements of income and cash flows for the years ended December 31, 2022, 2021 and 2020, are as follows:

Condensed Statements of Financial Condition

	December 31,
	2022	2021
Assets
Cash	$1,077,082	$1,233,354
Investment in wholly-owned bank subsidiary	38,339,882	53,327,296
Other assets	338,322	298,998
Total assets	$39,755,286	$54,859,648

Liabilities and shareholders’ equity
Other liabilities	$943,899	$942,015
Shareholders’ equity	38,811,387	53,917,633
Total liabilities and shareholders’ equity	$39,755,286	$54,859,648

Condensed Statements of Income

	For the year ended December 31,
	2022	2021	2020
Interest income	$287	$288	$759
Net operating expenses	(267,243)	(256,471)	(255,409)
Dividends received fom bank	3,640,000	3,805,000	4,700,000
Equity in undistributed earnings of subsidiary	3,282,096	3,196,048	2,015,281
Net income	$6,655,140	$6,744,865	$6,460,631

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows

	For the year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$6,655,140	$6,744,865	$6,460,631
Stock-based compensation expense	121,673	103,033	92,986
Equity in undistributed earnings of subsidiary	(3,282,096)	(3,196,048)	(2,015,280)
Decrease in other assets	(39,324)	(37,802)	(36,590)
Increase in other liabilities	—	(1)	—
Net cash provided by operating activities	3,455,393	3,614,047	4,501,747

Cash flows from financing activities:
Dividends paid	(3,773,396)	(4,312,138)	(3,592,841)
Repurchase of common shares	—	—	(398,868)
Stock options exercised	161,731	207,889	117,044
Net cash used in financing activities	(3,611,665)	(4,104,249)	(3,874,665)

Net (decrease) increase in cash	(156,272)	(490,202)	627,082
Cash at the beginning of the year	1,233,354	1,723,556	1,096,474
Cash at the end of the year	$1,077,082	$1,233,354	$1,723,556

Supplemental disclosure for non-cash investing and financing activity
Change in dividends payable	$1,883	$3,536	$53,680

21.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below represent the quarterly results of operations for the years ended December 31, 2022 and 2021, respectively:

	2022
	Fourth	Third	Second	First
Total interest and fee income	$5,312,520	$5,047,752	$4,583,251	$4,254,960
Total interest expense	189,653	37,519	37,824	36,797
Net interest income	5,122,867	5,010,233	4,545,427	4,218,163
Provision for loan losses	—	—	—	(75,000)
Net interest income after provision for loan losses	5,122,867	5,010,233	4,545,427	4,293,163
Total other income	393,270	443,340	593,698	634,554
Total other expense	3,181,330	3,067,733	3,138,415	3,016,562
Income before income tax expense	2,334,807	2,385,840	2,000,710	1,911,155
Income tax expense	527,022	545,573	457,728	447,049
Net income	$1,807,785	$1,840,267	$1,542,982	$1,464,106

Basic income per common share	$0.33	$0.33	$0.28	$0.26
Diluted income per common share	$0.32	$0.33	$0.27	$0.26

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021
	Fourth	Third	Second	First
Total interest and fee income	$4,345,017	$4,201,069	$4,363,910	$4,641,115
Total interest expense	37,840	39,319	42,317	54,524
Net interest income	4,307,177	4,161,750	4,321,593	4,586,591
Provision for loan losses	—	—	—	120,000
Net interest income after provision for loan losses	4,307,177	4,161,750	4,321,593	4,466,591
Total other income	842,935	1,138,431	946,951	939,914
Total other expense	3,146,129	3,047,534	3,084,596	3,030,715
Income before income tax expense	2,003,983	2,252,647	2,183,948	2,375,790
Income tax expense	464,814	525,710	515,264	565,715
Net income	$1,539,169	$1,726,937	$1,668,684	$1,810,075

Basic income per common share	$0.28	$0.31	$0.30	$0.33
Diluted income per common share	$0.27	$0.30	$0.29	$0.32

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of December 31, 2022 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Exchange Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the 2013 framework established in a report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Based on this assessment, management believes that as of December 31, 2022, the Company’s internal control over financial reporting was effective. There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.	Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2022 that was not reported.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item contained under the sections captioned “Proposal 1: Election of Directors” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters” included in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 11, 2023, a copy of which has been filed with the SEC, the “Proxy Statement”, is incorporated in this document by reference.

Executive Officers. The information concerning the Company’s executive officers is contained under the section captioned “Proposal 1: Election of Directors” included in the Company’s Proxy Statement, and is incorporated in this document by reference.

Audit and Compliance Committee Financial Expert. The Audit and Compliance Committee of the Company is composed of Directors Dr. Josette R. E. Pelzer, PhD, CPA; William L. Hiott, Jr.; Richard W. Hutson, Jr.; Karen J. Phillips, and Sheryl G. Sharry (Chairman). The Board has selected the Audit and Compliance Committee members based on its determination that they are qualified to oversee the accounting and financial reporting processes of the Company and audits of the Company’s financial statements. Each member of the Audit and Compliance Committee is “independent” as defined in the NASDAQ Stock Market listing standards for audit committee members.

The Board of Directors has determined that Dr. Josette R. E. Pelzer, CPA, qualifies as a financial expert within the meaning of SEC rules and regulations and has designated Director Pelzer as the Audit and Compliance Committee financial expert. As noted above, Director Pelzer is independent and satisfies the heightened independence standards required by NASDAQ for members of the audit committee.

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

The information required by this item is incorporated by reference to the Section captioned “Directors Compensation” and “Executive Compensation- Compensation Discussion and Analysis” included in the Proxy Statement.

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

Securities Authorized for Issuance under Equity Compensation Plan

Information required by this Item is incorporated in this document by reference to the section captioned “Equity Compensation Plan Information” included in the Proxy Statement.

Changes in Control

Management is not aware of any arrangements, including any pledge by any shareholder of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this document by reference to the Section captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters”, included in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated in this document by reference to “Proposal 2: To ratify the appointment of Elliott Davis, LLC as the Company’s independent registered public accounting firm for the year ended December 31, 2023” and “Auditing and Related Fees”, included in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are included in this Form 10-K and listed on pages as indicated.

2.	Exhibits

Exhibit No.	Description of Exhibit

3.0	Articles of Incorporation of Registrant (filed herewith)
3.1	Articles of Amendment of Registrant filed April 17, 1998, and February 20, 2009, respectively (incorporated by reference to Exhibit 4.1 to Registrant’s Form S-3 filed on June 23, 2011)
3.2	Amended and Restated By-laws of Registrant (filed herewith)
4.0	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to Registrant’s Form S-8 filed on April 21, 2021)
4.1	Description of Securities registered under Section 12 of the Exchange Act (filed herewith)
10.0	2010 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrants definitive proxy statement filed on March 8, 2010)
10.1	2020 Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s definitive proxy statement filed on March 6, 2020)
10.2	2021 Stock Incentive Plan for Independent Directors (incorporated by reference to Exhibit A to the Registrant’s definitive proxy statement filed on March 5, 2021)
10.3	Employee Stock Ownership Plan, as restated (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed on March 3, 2017)
10.4	Amendment to Lease dated January 31, 2022, for 256 Meeting Street (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed on March 4, 2022)
10.5	Amendment to Sublease Agreement dated September 7, 2017, for Parking Facilities at 256 Meeting Street (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q filed on November 9, 2017)
10.6	Lease Extension Agreement dated March 6, 2017, for 256 Meeting Street (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q filed on November 8, 2017)
10.7	Lease Agreement dated July 31, 2017, pertaining to the Bank’s North Charleston location (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q filed August 10, 2017)
10.8	Commercial Lease dated September 16, 2021, for 1730 Maybank Highway, Charleston, SC (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q filed on November 5, 2021)
21.1	List of subsidiaries of the Registrant (filed herewith)
23.1	Consent of the Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Executive Officer (filed herewith)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) by the Principal Financial Officer (filed herewith)
32.1	Certification pursuant to Section 1350 – Principal Executive Officer (furnished herewith)
32.2	Certification pursuant to Section 1350 – Principal Financial Officer (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16.	Form 10-K Summary

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2023	BANK OF SOUTH CAROLINA CORPORATION

	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 2, 2023	/s/ David W. Bunch
David W. Bunch, Director

March 2, 2023	/s/ Graham M. Eubank, Jr.
Graham M. Eubank, Jr., Director

March 2, 2023	/s/ Elizabeth M. Hagood
Elizabeth M. Hagood, Director

March 2, 2023	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell, President/ Chief Executive Officer, Director

March 2, 2023	/s/ Glen B. Haynes, DVM
Glen B. Haynes, DVM, Director

March 2, 2023	/s/ William L. Hiott, Jr.
William L. Hiott, Jr., Director

March 2, 2023	/s/ Richard W. Hutson, Jr.
Richard W. Hutson, Jr., Director

March 2, 2023	/s/ Charles G. Lane
Charles G. Lane, Director

March 2, 2023	/s/ Hugh C. Lane, Jr.
Hugh C. Lane, Jr., Chairman of the Board, Director

March 2, 2023	/s/ Alan I. Nussbaum
Alan I. Nussbaum, MD, Director

March 2, 2023	/s/ Josette R. E. Pelzer, PhD, CPA
Josette R. E. Pelzer, PhD, CPA, Director

March 2, 2023	/s/ Karen J. Phillips
Karen J. Phillips, Director

March 2, 2023	/s/ Edmund Rhett, Jr. MD
Edmund Rhett, Jr. MD, Director

March 2, 2023	/s/ Malcolm M. Rhodes
Malcolm M. Rhodes, MD, Director

March 2, 2023	/s/ Douglas H. Sass
Douglas H. Sass, Executive Vice President, Director

March 2, 2023	/s/ Sheryl G. Sharry
Sheryl G. Sharry, Director

March 2, 2023	/s/ Steve D. Swanson
Steve D. Swanson, Director

March 2, 2023	/s/ Susanne K. Boyd
Chief Operating Officer/Executive Vice President, Director

March 2, 2023	/s/ Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President, Director