Form 10-Q
period 2023-03-31
BANK OF SOUTH CAROLINA CORP
filed 2023-05-11
CIK 1007273

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 000-27702

Bank of South Carolina Corporation

(Exact name of registrant as specified in its charter)

South Carolina	57-1021355
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

256 Meeting Street, Charleston, SC	29401
(Address of principal executive offices)	(Zip Code)

(843) 724-1500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	BKSC	The NASDAQ Stock Market LLC

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 1, 2023, there were 5,552,351 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$7,099,250	$14,772,564
Interest-bearing deposits at the Federal Reserve	14,885,733	12,999,135
Investment securities available for sale	267,439,924	271,172,226
Mortgage loans to be sold	1,278,158	866,594
Loans	333,789,455	330,981,782
Less: Allowance for credit losses	(3,688,503)	(4,291,221)
Net loans	330,100,952	326,690,561
Premises, equipment and leasehold improvements, net	4,005,565	3,988,607
Right of use asset	13,275,236	13,433,692
Accrued interest receivable	1,842,995	2,145,522
Other assets	7,433,816	7,276,708

Total assets	$647,361,629	$653,345,609

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$211,238,078	$223,117,903
Interest bearing demand	149,605,230	195,143,514
Money market accounts	102,387,646	100,014,125
Time deposits $250,000 and over	52,635,553	5,303,509
Other time deposits	11,919,031	11,266,099
Other savings deposits	59,806,921	63,825,108
Total deposits	587,592,459	598,670,258

Accrued interest payable and other liabilities	2,986,116	2,430,272
Lease liability	13,275,236	13,433,692
Total liabilities	603,853,811	614,534,222

Shareholders' equity
Common stock - no par 12,000,000 shares authorized; Issued 5,852,325 shares at both March 31, 2023 and December 31, 2022. Shares outstanding 5,552,351 at both March 31, 2023 and December 31, 2022.	—	—
Additional paid in capital	48,058,836	48,028,689
Retained earnings	14,647,449	14,002,571
Treasury stock: 299,974 shares at March 31, 2023 and December 31, 2022	(2,817,392)	(2,817,392)
Accumulated other comprehensive loss, net of income taxes	(16,381,075)	(20,402,481)
Total shareholders' equity	43,507,818	38,811,387

Total liabilities and shareholders' equity	$647,361,629	$653,345,609

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Interest and fee income
Loans, including fees	$4,668,099	$3,551,875
Taxable securities	690,324	559,670
Tax-exempt securities	161,444	109,129
Other	111,967	34,286
Total interest and fee income	5,631,834	4,254,960

Interest expense
Deposits	931,101	36,797
Total interest expense	931,101	36,797

Net interest income	4,700,733	4,218,163
Provision for credit losses	45,000	(75,000)
Net interest income after provision for credit losses	4,655,733	4,293,163

Other income
Service charges and fees	327,073	307,593
Mortgage banking income	112,160	258,896
Gain on sales of securities	—	61,780
Other non-interest income	9,968	6,285
Total other income	449,201	634,554

Other expense
Salaries and employee benefits	1,966,523	1,812,155
Net occupancy expense	654,062	620,942
Other operating expenses	305,181	294,733
Professional fees	167,777	139,642
Data processing fees	156,818	149,090
Total other expense	3,250,361	3,016,562

Income before income tax expense	1,854,573	1,911,155
Income tax expense	265,794	447,049

Net income	$1,588,779	$1,464,106

Weighted average shares outstanding
Basic	5,552,351	5,544,546
Diluted	5,640,313	5,688,619

Basic income per common share	$0.29	$0.26
Diluted income per common share	$0.28	$0.26

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Net income	$1,588,779	$1,464,106
Other comprehensive income
Unrealized gain (loss) on securities arising during the period	3,928,218	(12,152,716)
Reclassification adjustment for securities gains realized in net income	—	(61,780)
Other comprehensive income (loss) before tax	3,928,218	(12,214,496)
Income tax effect related to items of other comprehensive income before tax	93,188	2,565,043
Other comprehensive income (loss) after tax	4,021,406	(9,649,453)
Total comprehensive income (loss)	$5,610,185	$(8,185,347)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
December 31, 2022	5,552,351	$48,028,689	$14,002,571	$(2,817,392)	$(20,402,481)	$38,811,387
Adoption of ASU 2016-13	—	—	—	—	—	—
Net income	—	—	1,588,779	—	—	1,588,779
Other comprehensive income	—	—	—	—	4,021,406	4,021,406
Stock-based compensation expense	—	30,147	—	—	—	30,147
Cash dividends ($0.17 per common share)	—	—	(943,901)	—	—	(943,901)
March 31, 2023	5,552,351	$48,058,836	$14,647,449	$(2,817,392)	$(16,381,075)	$43,507,818

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
December 31, 2021	5,541,266	$47,745,285	$11,122,710	$(2,817,392)	$(2,132,970)	$53,917,633
Net income	—	—	1,464,106	—	—	1,464,106
Other comprehensive loss	—	—	—	—	(9,649,453)	(9,649,453)
Stock option exercises, net of surrenders	9,210	141,618	—	—	—	141,618
Stock-based compensation expense	—	27,989	—	—	—	27,989
Cash dividends ($0.17 per common share)	—	—	(943,580)	—	—	(943,580)
March 31, 2022	5,550,476	$47,914,892	$11,643,236	$(2,817,392)	$(11,782,423)	$44,958,313

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$1,588,779	$1,464,106
Adjustments to reconcile net income net cash provided by operating activities:
Depreciation expense	85,157	97,694
Gain on sale of investment securities	—	(61,780)
Provision for credit losses	45,000	(75,000)
Stock-based compensation expense	30,147	27,989
Deferred income taxes and other assets	(63,922)	(344,938)
Net amortization of unearned discounts on investment securities available for sale	198,522	214,931
Origination of mortgage loans held for sale	(8,412,515)	(17,582,370)
Proceeds from sale of mortgage loans held for sale	8,000,951	17,729,759
Decrease (increase) in accrued interest receivable	302,527	(68,881)
(Decrease) increase in accrued interest payable and other liabilities	(44,156)	302,580
Net cash provided by operating activities	1,730,490	1,704,090

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	7,462,000	2,718,000
Proceeds from sale of investment securities available for sale	—	15,120,000
Purchase of investment securities available for sale	—	(75,764,462)
Net increase in loans	(2,855,391)	(8,271,231)
Purchase of premises, equipment, and leasehold improvements, net	(102,115)	(31,563)
Net cash provided by (used in) investing activities	4,504,494	(66,229,256)

Cash flows from financing activities:
Net decrease in deposit accounts	(11,077,799)	(5,420,096)
Dividends paid	(943,901)	(942,015)
Stock options exercised, net of surrenders	—	141,618
Net cash used in financing activities	(12,021,700)	(6,220,493)
Net decrease in cash and cash equivalents	(5,786,716)	(70,745,659)
Cash and cash equivalents at the beginning of the period	27,771,699	140,111,988
Cash and cash equivalents at the end of the period	$21,984,983	$69,366,329

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$578,256	$37,340
Income taxes, net	$616,245	$—

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized gain (loss) on securities available for sale, net of income taxes	$4,021,406	$(9,649,453)
Change in dividends payable	$—	$1,565

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Organization:

The Bank of South Carolina (the “Bank”) was organized on October 22, 1986 and opened for business as a state-chartered financial institution on February 26, 1987, in Charleston, South Carolina. The Bank was reorganized into a wholly owned subsidiary of Bank of South Carolina Corporation (the “Company”), effective April 17, 1995. At the time of the reorganization, each outstanding share of the Bank was exchanged for two shares of Bank of South Carolina Corporation stock.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. In consolidation, all significant intercompany balances and transactions have been eliminated.

References to “we”, “us”, “our”, “the Bank”, or “the Company” refer to the parent and its subsidiary that are consolidated for financial purposes.

Basis of Presentation:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or (“GAAP”), for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, our interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2023. In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

Accounting Estimates and Assumptions:

The consolidated financial statements are prepared in conformity with GAAP, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ significantly from these estimates and assumptions. Material estimates generally susceptible to significant change are related to the determination of the allowance for credit losses, impaired loans, other real estate owned, deferred tax assets, and the fair value of financial instruments.

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

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The Accounting Standards Update, or ASU, introduced a new credit loss methodology, the Current Expected Credit Loss (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Since its original issuance in 2016, the FASB has issued several updates to the original ASU.

The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities, and other receivables at the time the financial asset is originated or acquired. It also applies to off-balance sheet credit exposures such as unfunded commitments to extend credit. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The methodology replaces the multiple existing impairment methods in current GAAP, which generally require that a loss be incurred before it is recognized. For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk.

On January 1, 2023, the Company adopted the guidance prospectively. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the previously applicable incurred loss accounting methodology. The adoption of CECL resulted in an increase in the allowance for unfunded commitments of $600,000, a decrease in the allowance for credit losses of $600,000 and no change to the Company’s investment securities portfolio. There was no adjustment to retained earnings as of January 1, 2023. Federal banking regulatory agencies provided optional relief to delay the adverse regulatory capital impact of CECL at adoption. The Company did not elect to use this optional relief.

Significant Accounting Policy Changes

Upon adoption of ASC 326, the Company revised the accounting policy for the Allowance for Credit Losses as detailed below.

Allowance for Credit Losses - Securities Available for Sale

For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income with the establishment of an allowance under CECL compared to a direct write down of the security under Incurred Loss. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2023, there was no allowance for credit losses related to the available-for-sale portfolio.

Accrued interest receivable on available for sale debt securities totaled $436,000 at March 31, 2023 and was excluded from the estimate of credit losses.

Allowance for Credit Losses - Loans

Under the current expected credit loss model, the allowance for credit losses on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

Management assesses the adequacy of the allowance on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. Management believes the level of the allowance for credit losses is adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased through provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off, or negative provisions, when appropriate.

The allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics. The Company uses the Loss Rate Approach to estimate the current expected credit losses. The Bank calculates the annual loss rate by dividing the annual net charge-offs by the average balance of loans. The Bank used the simple average of the prior year and current year balance to get the average balance by segment and is adjusted by the estimated prepayment rate to get the lifetime historical loss rate, which is further adjusted by qualitative and forecast adjustments to get the estimated lifetime loss rate.

The forecast adjustments (House Price Index, Vacancy Rate, and Unemployment Rate) are discussed by the Management Asset Liability Committee (ALCO) on a periodic basis. Upon ALCO’s recommendation, the calculation can be adjusted accordingly to reflect the current market and economic conditions.

The Company uses the loan purpose codes to segment loans based on similar purpose and risk characteristics. The Bank manages these loans on a collective basis. This segmentation is used for call report purposes and the Bank believes it is appropriate for the CECL calculations. Due to the size of the Bank’s loan portfolio, further segmentation would be granular and segments would be statistically insignificant.

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated loan pools. Individual loan evaluations are generally performed for impaired loans, which includes nonaccrual loans. Such loans are evaluated for credit losses based on either discounted cash flows or the fair value of collateral. The Company has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, which considers selling costs in the event of the sale of the collateral.

While the Company’s policies and procedures used to estimate the allowance for credit losses, as well as the resultant provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by regulators, model validators and internal audit, they are necessarily approximate and imprecise. There are factors beyond the Company’s control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses and thus the resulting provision for credit losses.

Allowance for Credit Losses - Accrued Interest Receivable

Accrued interest receivable related to loans totaled $1.8 million at March 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectable interest.

Allowance for Credit Loss - Unfunded Commitments

Effective with the adoption of CECL, the Company estimates expected credit losses on commitments to extend credit over the contractual period in which the Company is exposed to credit risk on the underlying commitments, unless the obligation is unconditionally cancelable by the Company. The allowance for off-balance sheet credit exposures, which is reflected within accrued interest payable and other liabilities on the consolidated balance sheet, is adjusted for as an increase or decrease to the provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to fund.

The Company’s CECL allowances will fluctuate over time due to macroeconomic conditions and forecasts as well as the size and composition of the loan portfolios.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors in ASC 310-402 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The Company adopted the amendments in ASU 2022-02 upon the Company’s adoption of ASU 2016-13 as of January 1, 2023.

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

Note 2: Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$180,171,098	$—	$(9,934,568)	$170,236,530
Government-Sponsored Enterprises	67,332,674	—	(9,254,200)	58,078,474
Municipal Securities	41,833,858	2,679	(2,711,617)	39,124,920
Total	$289,337,630	$2,679	$(21,900,385)	$267,439,924

There is no allowance for credit losses on available for sale securities at March 31, 2023.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$180,298,301	$—	$(12,110,986)	$168,187,315
Government-Sponsored Enterprises	67,384,808	—	(10,310,084)	57,074,724
Municipal Securities	49,315,041	2,510	(3,407,364)	45,910,187
Total	$296,998,150	$2,510	$(25,828,434)	$271,172,226

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2023 and December 31, 2022, by contractual maturity are in the following table.

	March 31, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$63,661,723	$61,990,046	$42,722,655	$41,698,011
Due in one year to five years	174,605,470	162,191,737	190,569,869	176,217,530
Due in five years to ten years	41,765,078	35,399,509	53,995,700	45,386,818
Due in ten years and over	9,305,359	7,858,632	9,709,926	7,869,867
Total	$289,337,630	$267,439,924	$296,998,150	$271,172,226

Securities pledged to secure deposits at March 31, 2023 and December 31, 2022, had a fair value of $30.6 million and $30.1 million, respectively. During the first quarter of 2023, the Federal Reserve established the Bank Term Funding Program in order to make available additional funding to eligible depository institutions so as to help assure banks have the ability to meet the needs of all their depositors. Securities pledged to secure funding made available by this program were $25.0 million at March 31, 2023.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2023 and December 31, 2022. Unrealized losses have not been recognized into income as we believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	March 31, 2023
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	2	$9,711,525	$(186,791)	23	$160,525,005	$(9,747,777)	25	$170,236,530	$(9,934,568)
Government-Sponsored Enterprises	1	1,294,810	(3,283)	10	56,783,664	(9,250,917)	11	58,078,474	(9,254,200)
Municipal Securities	5	9,004,486	(88,018)	66	29,583,232	(2,623,599)	71	38,587,718	(2,711,617)
Total	8	$20,010,821	$(278,092)	99	$246,891,901	$(21,622,293)	107	$266,902,722	$(21,900,385)

	December 31, 2022
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	7	$38,181,255	$(1,790,134)	18	$130,006,060	$(10,320,852)	25	$168,187,315	$(12,110,986)
Government-Sponsored Enterprises	2	6,212,285	(84,170)	9	50,862,439	(10,225,914)	11	57,074,724	(10,310,084)
Municipal Securities	46	26,068,218	(932,565)	31	14,859,459	(2,474,799)	77	40,927,677	(3,407,364)
Total	55	$70,461,758	$(2,806,869)	58	$195,727,958	$(23,021,565)	113	$266,189,716	$(25,828,434)

The tables below show the proceeds from sales of securities available for sale and gross realized gains and losses.

	Three Months Ended
	March 31,
	2023	2022
Gross proceeds	$—	$15,120,000
Gross realized gains	—	61,780
Gross realized losses	—	—

There was a tax provision of $12,974 related to gains for the three months ended March 31, 2022.

Note 3: Loans and Allowance for Credit Losses

Major classifications of loans (net of deferred loan fees of $144,055 and $159,434 at March 31,2023 and December 31, 2022, respectively) are shown in the table below.

	March 31, 2023	December 31, 2022
Commercial	$46,212,003	$45,072,059
Commercial real estate:
Construction	20,146,368	17,524,260
Other	174,860,808	172,897,387
Consumer:
Real estate	88,962,556	91,636,538
Other	3,607,720	3,851,538
	333,789,455	330,981,782
Allowance for credit losses	(3,688,503)	(4,291,221)
Loans, net	$330,100,952	$326,690,561

We had $107.9 million and $93.1 million of loans pledged as collateral to secure funding with the Federal Reserve Bank (“FRB”) Discount Window at March 31, 2023 and at December 31, 2022, respectively.

Our portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Our internal credit risk grading system is based on experience with similarly graded loans, industry best practices, and regulatory guidance. Our portfolio is graded in its entirety.

Our internally assigned grades pursuant to the Board-approved lending policy are as follows:

●	Excellent (1) The borrowing entity has more than adequate cash flow, unquestionable strength, strong earnings and capital and, where applicable, no overdrafts.

●	Good (2) The borrowing entity has dependable cash flow, better than average financial condition, good capital and usually no overdrafts.

●	Satisfactory (3) The borrowing entity has adequate cash flow, satisfactory financial condition, and explainable overdrafts (if any).

●	Watch (4) The borrowing entity has generally adequate, yet inconsistent cash flow, cyclical earnings, weak capital, loans to/from stockholders, and infrequent overdrafts. The borrower has consistent yet sometimes unpredictable sales and growth.

●	OAEM (5) The borrowing entity has marginal cash flow, occasional past dues, and frequent and unexpected working capital needs.

●	Substandard (6) The borrowing entity has a cash flow barely sufficient to service debt, deteriorated financial condition, and bankruptcy is possible. The borrowing entity has declining sales, rising costs, and may need to look for secondary sources of repayment.

●	Doubtful (7) The borrowing entity has negative cash flow. Survival of the business is at risk, full repayment is unlikely, and there are frequent and unexplained overdrafts. The borrowing entity shows declining trends and no operating profits.

●	Loss (8) The borrowing entity has negative cash flow with no alternatives. Survival of the business is unlikely.

The following table illustrates credit quality by class indicators by year of origination at March 31, 2023:

	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$6,126,737	$15,777,976	$5,724,744	$5,283,844	$954,143	$436,185	$9,651,873	$43,955,503
Watch	193,968	517,215	38,787	101,971	—	—	183,423	1,035,364
OAEM	—	824	15,845	—	—	—	130,000	146,670
Substandard	—	939,656	—	134,810	—	—	—	1,074,466
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$6,320,705	$17,235,671	$5,779,376	$5,520,626	$954,143	$436,185	$9,965,297	$46,212,003
Current period gross charge-offs	$—	$—	$—	$—	$—	$46,341	$—	$46,341

Commercial Real Estate Construction
Pass	$2,717,256	$9,691,545	$3,159,648	$4,577,919	$—	$—	$—	$20,146,368
Watch	—	—	—	—	—	—	—	—
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$2,717,256	$9,691,545	$3,159,648	$4,577,919	$—	$—	$—	$20,146,368
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate Other
Pass	$6,648,022	$56,736,163	$52,765,365	$25,416,225	$10,612,328	$8,085,081	$5,573,442	$165,836,625
Watch	3,621,749	442,699	779,071	933,712	—	—	248,029	6,025,260
OAEM	863,683	—	648,343	14,244	—	—	297,909	1,824,180
Substandard	—	—	863,493	—	—	311,249	—	1,174,743
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$11,133,454	$57,178,862	$55,056,273	$26,364,181	$10,612,328	$8,396,330	$6,119,380	$174,860,808
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Real Estate
Pass	$4,439,050	$29,475,217	$8,479,952	$9,320,267	$291,943	$29,311	$34,899,380	$86,935,121
Watch	—	—	—	—	—	—	1,503,232	1,503,232
OAEM	—	—	—	—	—	—	274,445	274,445
Substandard	—	—	—	—	—	—	249,758	249,758
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$4,439,050	$29,475,217	$8,479,952	$9,320,267	$291,943	$29,311	$36,926,815	$88,962,556
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Other
Pass	$633,324	$1,204,254	$626,934	$359,183	$116,129	$51,352	$389,933	$3,381,110
Watch	4,055	87,544	21,822	40,864	—	—	28,469	182,755
OAEM	—	—	—	6,324	—	—	—	6,324
Substandard	37,530	—	—	—	—	—	—	37,530
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$674,909	$1,291,799	$648,757	$406,372	$116,129	$51,352	$418,402	$3,607,720
Current period gross charge-offs	$—	$—	$1,977	$—	$—	$—	$—	$1,977

The following table illustrates credit quality by class and internally assigned grades at December 31, 2022. "Pass" includes loans internally graded as excellent, good and satisfactory.

December 31, 2022
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Pass	$42,724,289	$17,524,260	$167,518,577	$86,183,899	$3,597,886	$317,548,911
Watch	976,966	—	3,223,532	4,928,437	208,417	9,337,352
OAEM	94,803	—	968,611	274,445	7,345	1,345,204
Substandard	1,276,001	—	1,186,667	249,757	37,890	2,750,315
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$45,072,059	$17,524,260	$172,897,387	$91,636,538	$3,851,538	$330,981,782

The following tables include an aging analysis of the recorded investment in loans segregated by class.

March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$—	$—	$—	$—	$46,212,003	$46,212,003	$—
Commercial Real Estate Construction	—	—	—	—	20,146,368	20,146,368	—
Commercial Real Estate Other	360,029	—	627,927	987,956	173,872,852	174,860,808	—
Consumer Real Estate	—	274,444	—	274,444	88,688,112	88,962,556	—
Consumer Other	—	—	—	—	3,607,720	3,607,720	—
Total	$360,029	$274,444	$627,927	$1,262,400	$332,527,055	$333,789,455	$—

December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$16,451	$178,975	$—	$195,426	$44,876,633	$45,072,059	$—
Commercial Real Estate Construction	—	—	—	—	17,524,260	17,524,260	—
Commercial Real Estate Other	45,425	—	631,453	676,878	172,220,509	172,897,387	—
Consumer Real Estate	274,445	—	—	274,445	91,362,093	91,636,538	—
Consumer Other	—	—	—	—	3,851,538	3,851,538	—
Total	$336,321	$178,975	$631,453	$1,146,749	$329,835,033	$330,981,782	$—

There were no loans over 90 days past due and still accruing as of March 31, 2023 and December 31, 2022.

The following table summarizes the balances of non-accrual loans:

	CECL			Incurred Loss
	March 31, 2023			December 31, 2022
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans
Commercial	$—	$—	$—	$—
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	627,927	—	627,927	631,453
Consumer Real Estate	—	—	—	—
Consumer Other	—	—	—	—
Total	$627,927	$—	$627,927	$631,453

We designate individually evaluated loans on nonaccrual status as collateral dependent loans, as well other loans that management designates as having higher risk. Collateral dependent loans are loans for which repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral dependent loans, we adopted the practical expedient to measure the allowance for credit losses based on the fair value of the collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The following table details the amortized cost of collateral dependent loans:

March 31, 2023
Commercial	$—
Commercial Real Estate Construction	—
Commercial Real Estate Other	1,188,986
Consumer Real Estate	249,758
Consumer Other	—
Total	$1,438,744

The following table set forth the changes in the allowance for credit losses and an allocation of the allowance for credit losses by class for the three months ended March 31, 2023 under the CECL methodology.

Three Months Ended March 31, 2023
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Credit Losses:
Beginning balance	$735,759	$230,625	$2,216,484	$1,014,777	$93,576	$4,291,221
Adoption of ASU 2016-13	(82,001)	(36,509)	(314,522)	(160,802)	(6,166)	(600,000)
Charge-offs	(46,341)	—	—	—	(1,977)	(48,318)
Recoveries	600	—	—	—	—	600
Provisions	(93,936)	42,873	98,558	6,524	(9,019)	45,000
Ending balance	$514,081	$236,989	$2,000,520	$860,498	$76,415	$3,688,503

Prior to the adoption of ASC 326 on January 1, 2023, we calculated the allowance for loan losses under the incurred loss methodology. The following table sets forth the changes in the allowance for loan losses for the three months ended March 31, 2022.

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

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The tables are are disclosures related to the allowance for loan losses in prior periods.

	December 31, 2022
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses
Individually evaluated for impairment	$179,230	$—	$—	$—	$37,889	$217,119
Collectively evaluated for impairment	556,529	230,625	2,216,484	1,014,777	55,687	4,074,102
Total Allowance for Loan Losses	$735,759	$230,625	$2,216,484	$1,014,777	$93,576	$4,291,221
Loans Receivable
Individually evaluated for impairment	$1,276,001	$—	$1,202,412	$249,758	$37,889	$2,766,060
Collectively evaluated for impairment	43,796,058	17,524,260	171,694,975	91,386,780	3,813,649	328,215,722
Total Loans Receivable	$45,072,059	$17,524,260	$172,897,387	$91,636,538	$3,851,538	$330,981,782

As of December 31, 2022, loans individually evaluated and considered impaired are presented in the following table.

	Impaired Loans as of
	December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Commercial	$317,553	$317,553	$—
Commercial Real Estate Construction	—	—	—
Commercial Real Estate Other	1,202,412	1,202,412	—
Consumer Real Estate	249,758	249,758	—
Consumer Other	—	—	—
Total	1,769,723	1,769,723	—

With an allowance recorded:
Commercial	958,448	958,448	179,230
Commercial Real Estate Construction	—	—	—
Commercial Real Estate Other	—	—	—
Consumer Real Estate	—	—	—
Consumer Other	37,889	37,889	37,889
Total	996,337	996,337	217,119

Commercial	1,276,001	1,276,001	179,230
Commercial Real Estate Construction	—	—	—
Commercial Real Estate Other	1,202,412	1,202,412	—
Consumer Real Estate	249,758	249,758	—
Consumer Other	37,889	37,889	37,889
Total	$2,766,060	$2,766,060	$217,119

The following table presents average impaired loans and interest income recognized on those impaired loans, by class segment, for the periods indicated.

	Three Months Ended March 31,
	2022
	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$181,347	$2,720
Commercial Real Estate Construction	—	—
Commercial Real Estate Other	1,226,665	7,706
Consumer Real Estate	249,758	2,617
Consumer Other	—	—
	1,657,770	13,043

With an allowance recorded:
Commercial	1,186,718	19,382
Commercial Real Estate Construction	—	—
Commercial Real Estate Other	—	—
Consumer Real Estate	—	—
Consumer Other	39,822	638
	1,226,540	20,020
Total
Commercial	1,368,065	22,102
Commercial Real Estate Construction	—	—
Commercial Real Estate Other	1,226,665	7,706
Consumer Real Estate	249,758	2,617
Consumer Other	39,822	638
	$2,884,310	$33,063

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. We use the loss rate approach to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, we modify loans by providing principal forgiveness on certain real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, we will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

There were no loans modified during the first quarter of 2023. As of March 31, 2023, there were five loans with a balance of $1.0 million that were granted extended payment terms with no principal reduction. The structure of two of the loans changed to interest only. One loan was performing as agreed as of March 31, 2023, while the other loan was not performing and we are considering further collection actions, including potential foreclosure proceedings.

The following table shows the amortized cost basis as of March 31, 2023 of the loans modified for borrowers experiencing financial difficulty, disaggregated by class of loans and describes the financial effect of the modifications made for borrowers experiencing financial difficulty:

	Term Extension
	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial	$303,143	0.7%	Reduced monthly payment
Commercial Real Estate Other	613,682	0.4%	Forbearance agreement signed for one loan and provided eleven months deferral to second borrower and added to the end of the original term loan
Consumer Other	37,529	1.0%	Reduced monthly payment
Total	$954,354

We maintain an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $644,912 at March 31, 2023 and December 31, 2022 is classified on the balance sheet within Accrued interest payable and other liabilities.

Note 4: Leases

As of March 31, 2023 and December 31, 2022, the Company had operating right of use (“ROU”) assets of $13.3 million and $13.4 million, respectively, and had operating lease liabilities of $13.3 million and $13.4 million, respectively. The Company maintains operating leases on land, branch facilities, and parking. Most of the leases include one or more options to renew, with renewal terms extending up to 20 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized in lease expense.

As of March 31, 2023, the weighted average remaining lease term was 15.3 years and the weighted average incremental borrowing rate was 4.18%.

The table below shows lease expense components for the three months ended March 31, 2023 and 2022.

	March 31,
	2023	2022
Operating lease expense	$302,645	$299,571
Short-term lease expense	—	—
Total lease expense	$302,645	$299,571

Total rental expense was $302,645 and $299,571 for the three months ended March 31, 2023 and 2022, respectively and was included in net occupancy expense within the consolidated statements of income.

As of March 31, 2023 and December 31, 2022, we did not maintain any finance leases, and we determined that the number and dollar amount of equipment leases was immaterial. As of March 31, 2023, we had no operating leases that had not yet commenced.

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

We had no embedded derivative instruments requiring separate accounting treatment as of March 31, 2023 and December 31, 2022. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments with interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on the short-term nature of mortgage loans to be sold (derivative contracts), our derivative instruments were immaterial to our consolidated financial statements as of March 31, 2023 and December 31, 2022.

The following table presents information about assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$170,236,530	$—	$—	$170,236,530
Government-Sponsored Enterprises	—	58,078,474	—	58,078,474
Municipal Securities	—	16,575,620	22,549,300	39,124,920
Total	$170,236,530	$74,654,094	$22,549,300	$267,439,924

	December 31, 2022
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$168,187,315	$—	$—	$168,187,315
Government-Sponsored Enterprises	—	57,074,724	—	57,074,724
Municipal Securities	—	16,448,375	29,461,812	45,910,187
Total	$168,187,315	$73,523,099	$29,461,812	$271,172,226

There were no liabilities recorded at fair value on a recurring basis as of March 31, 2023 or December 31, 2022.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$29,461,812	$24,484,047
Total gains or (losses) (realized/unrealized)
Included in other comprehensive income (loss)	549,488	(1,444,393)
Purchases, issuances, and settlements net of maturities	(7,462,000)	(2,413,000)
Ending balance	$22,549,300	$20,626,654

There were no transfers between fair value levels during the three months ended March 31, 2023 or 2022.

The following paragraphs describe the valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis.

Individually Assessed Loans

Individually assessed loans are carried at the lower of recorded investment or fair value. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, we review the most recent appraisal and if it is over 12 to 18 months old, we may request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, we may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically, as an example, in situations where the collateral on a nonperforming commercial real estate loan is out of our primary market area, we would typically order an independent appraisal immediately, at the earlier of the date the loan becomes nonperforming or immediately following the determination that the loan is impaired.

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

In accordance with ASC 820, Fair Value Measurement, individually assessed loans, where an allowance is established based on the fair value of collateral, require classification in the fair value hierarchy. These individually assessed loans are classified as Level 3. Individually assessed loans measured using discounted future cash flows are not deemed to be measured at fair value.

Mortgage Loans to be Sold

Mortgage loans to be sold are carried at the lower of cost or market value. The fair values of mortgage loans to be sold are based on current market rates from investors within the secondary market for loans with similar characteristics. Carrying value approximates fair value. These loans are classified as Level 2.

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present information about certain assets measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Individually assessed loans	$—	$—	$1,438,744	$1,438,744
Mortgage loans to be sold	—	1,278,158	—	1,278,158
Total	$—	$1,278,158	$1,438,744	$2,716,902

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$1,452,170	$1,452,170
Mortgage loans to be sold	—	866,594	—	866,594
Total	$—	$866,594	$1,452,170	$2,318,764

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2023 or December 31, 2022.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2023 and December 31, 2022:

Inputs
	Valuation Technique	Unobservable Input	General Range of Inputs
Individually Assessed Loans	Appraisal Value/Comparison Sales/Other Estimates	Appraisals and/or Sales of Comparable Properties	Appraisals Discounted 10% to 20% for Sales Commissions and Other Holding Costs

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

a.	Cash and due from banks and interest-bearing deposits at the Federal Reserve Bank

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

The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, individually assessed loans and all other loans. The results are then adjusted to account for credit risk as described above. However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. Additionally, in accordance with ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, this consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for individually assessed loans are estimated based on the fair value of the underlying collateral. Individually assessed loans measured using discounted future cash flows are not deemed to be measured at fair value.

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

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and due from banks	$7,099,250	$7,099,250	$—	$—	$7,099,250
Interest-bearing deposits at the Federal Reserve	14,885,733	14,885,733	—	—	14,885,733
Investment securities available for sale	267,439,924	170,236,530	74,654,094	22,549,300	267,439,924
Mortgage loans to be sold	1,278,158	—	1,278,158	—	1,278,158
Loans, net	330,100,952	—	—	305,598,199	305,598,199
Accrued interest receivable	1,842,995	—	1,842,995	—	1,842,995
Financial Liabilities:
Demand deposits	523,037,875	—	523,037,875	—	523,037,875
Time deposits	64,554,584	—	65,658,921	—	65,658,921
Accrued interest payable	393,852	—	393,852	—	393,852

	December 31, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and due from banks	$14,772,564	$14,772,564	$—	$—	$14,772,564
Interest-bearing deposits at the Federal Reserve	12,999,135	12,999,135	—	—	12,999,135
Investment securities available for sale	271,172,226	168,187,315	73,523,099	29,461,812	271,172,226
Mortgage loans to be sold	866,594	—	866,594	—	866,594
Loans, net	326,690,561	—	—	304,249,626	304,249,626
Accrued interest receivable	2,145,522	—	2,145,522		2,145,522
Financial Liabilities:
Demand deposits	582,100,650	—	582,100,650	—	582,100,650
Time deposits	16,569,608	—	16,933,818	—	16,933,818
Accrued interest payable	41,007	—	41,007		41,007

Note 6: Income Per Common Share

The following table is a summary of the reconciliation of weighted average shares outstanding:

	Three Months Ended March 31,
	2023	2022
Net income	$1,588,779	$1,464,106

Weighted average shares outstanding	5,552,351	5,544,546
Effect of dilutive shares	87,962	144,073
Weighted average shares outstanding - diluted	5,640,313	5,688,619

Earnings per share - basic	$0.29	$0.26
Earnings per share - diluted	$0.28	$0.26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are including this statement for the express purpose of availing the Company of protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the “Cautionary Statement Regarding Forward-Looking Statements” section of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC and the following:

●	Risk from changes in economic, monetary policy, and industry conditions

●	Changes in interest rates, shape of the yield curve, deposit rates, the net interest margin and funding sources

●	Market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation

●	Risk inherent in making loans including repayment risks and changes in the value of collateral

●	Loan growth, the adequacy of the allowance for credit losses, provisions for credit losses, and the assessment of problem loans

●	Level, composition, and re-pricing characteristics of the securities portfolio

●	Competition for deposits, which may result in a change in the mix or type of deposit products and services we offer and/or in the rates that we are required to pay to attract or retain deposits

●	Continued availability of senior management and ability to attract and retain key personnel

●	Technological changes

●	Ability to control expense

●	Ability to compete in our industry and competitive pressures among depository and other financial institutions

●	Changes in compensation

●	Risks associated with income taxes including potential for adverse adjustments

●	Changes in accounting policies and practices

●	Changes in regulatory actions, including the potential for adverse adjustments

●	Recently enacted or proposed legislation and changes in political conditions

●	Reputational risk

●	Recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity, and regulatory response to these developments.

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

Overview

Bank of South Carolina Corporation (the “Company”) is a bank holding company headquartered in Charleston, South Carolina, with $647.4 million in assets as of March 31, 2023. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in the Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full-service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

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

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers. The reserve for credit losses consists of the allowance for credit losses (the “allowance”) and a reserve for unfunded commitments (the “unfunded reserve”). The allowance provides for probable and estimable losses inherent in our loan portfolio while the unfunded reserve provides for potential losses related to unfunded lending commitments.

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to the customer. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identify significant factors that have affected our financial position and operating results as of and for the periods ending March 31, 2023 and 2022 and December 31, 2022, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

Critical Accounting Policies

Our critical accounting policies involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities, used in the preparation of the Consolidated Financial Statements as of March 31, 2023. With the exception of the adoption of ASC 326 as of January 1, 2023 as discussed in Note 1: Nature of Business and Basis of Presentation, our critical accounting policies have remain unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2022.

Balance Sheet

Cash and Cash Equivalents

Total cash and cash equivalents decreased 51.9% or $7.7 million to $7.1 million as of March 31, 2023, from $14.8 million as of December 31, 2022. The decrease in total cash and cash equivalents is primarily due to a net decrease in deposit accounts, partially offset by net proceeds from maturities of investment securities and cash generated from operations.

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

As of March 31, 2023, our available for sale investment portfolio included U.S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $267.4 million and an amortized cost of $289.3 million for a net unrealized loss of approximately $21.9 million. As of March 31, 2023 and December 31, 2022, our investment securities portfolio represented approximately 41.35% and 41.5% of our total assets, respectively. The average yield on our investment securities was 1.15% and 1.18% at March 31, 2023 and December 31, 2022, respectively.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans are to borrowers located in our market area of Charleston, Dorchester and Berkeley counties of South Carolina.

Net loans increased $3.4 million, or 1.044%, to $330.1 million as of March 31, 2023 from $326.7 million as of December 31, 2022. The increase is primarily related to growth in Consumer and Commercial Real Estate loans offset by a decrease in Consumer Real Estate loans.

In January 2020, the Bank began originating 30-year, fixed rate consumer mortgage loans in excess of the conforming loan amount which are held for investment rather than for sale in the secondary market. Prior to January 2020, all consumer mortgage loans made by the Bank were originated for the purpose of sale and reflected on the consolidated balance sheet as mortgage loans held for sale. This mortgage product continues to be well-received by the Bank’s customers, and the associated volume of originations has continued to contribute to the increase in Consumer Real Estate lending, though we did experience a decrease in Consumer Real Estate Loans at March 31, 2023 compared to December 31, 2022.

The following table is a summary of our loan portfolio composition (net of deferred fees and costs of $144,055 and $159,434 at March 31, 2023 and December 31, 2022, respectively) and the corresponding percentage of total loans as of the dates indicated.

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Commercial	$46,212,003	13.84%	$45,072,059	13.62%
Commercial Real Estate Construction	20,146,368	6.04%	17,524,260	5.29%
Commercial Real Estate Other	174,860,808	52.39%	172,897,387	52.24%
Consumer Real Estate	88,962,556	26.65%	91,636,538	27.69%
Consumer Other	3,607,720	1.08%	3,851,538	1.16%
Total loans	333,789,455	100.0%	330,981,782	100.00%
Allowance for credit losses	(3,688,503)		(4,291,221)

Total loans, net	$330,100,952		$326,690,561

Nonperforming Assets

Nonperforming Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. As of March 31, 2023, there were no loans 90 days past due still accruing interest.

The following table is a summary of our Nonperforming Assets:

	March 31, 2023	December 31, 2022
Commercial	$—	$—
Commercial Real Estate Other	627,927	631,453
Consumer Real Estate	—	—
Consumer Other	—	—
Total nonaccruing loans	627,927	631,453
Total nonperforming assets	$627,927	$631,453

Allowance for Credit Losses

The allowance for credit losses was $3.7 million as of March 31, 2023 and December 31, 2022, or 1.11% and 1.30%, respectively, of outstanding loans. At March 31, 2023 and December 31, 2022, the allowance for credit losses represented 587.41% and 679.58%, respectively, of the total amount of nonperforming loans. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for credit losses at March 31, 2023 is adequate.

At March 31, 2023, individually assessed loans totaled $2.6 million, of which $0.1 million of these loans had a reserve of approximately $0.1 million allocated in the allowance for credit losses. Comparatively, individually assessed loans totaled $2.8 million as of December 31, 2022, and $1.1 million of these loans had a reserve of approximately $0.2 million allocated in the allowance for credit losses.

During the three months ended March 31, 2023, we recorded $48,138 in charge-offs and $600 of recoveries on loans previously charged-off, for net charge-offs of $47,718.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest-bearing deposits provided funding for 60.01% of average earning assets for the three months ended March 31, 2023, and 53.85% for the three months ended March 31, 2022. The Company encounters strong competition for deposits from other financial institutions, insurance companies, brokerage firms and the U.S. Treasury. However, the percentage of funding provided by deposits has remained relatively stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Deposits
Non-interest bearing demand	$211,238,078	35.95%	$223,117,903	37.26%
Interest bearing demand	149,605,230	25.46%	195,143,514	32.60%
Money market accounts	102,387,646	17.42%	100,014,125	16.71%
Time deposits $250,000 and over	52,635,553	8.96%	5,303,509	0.89%
Other time deposits	11,919,031	2.03%	11,266,099	1.88%
Other savings deposits	59,806,921	10.18%	63,825,108	10.66%

Total deposits	$587,592,459	100.00%	$598,670,258	100.00%

Deposits decreased 1.85% or $11.1 million from December 31, 2022 to March 31, 2023 primarily due to a net decrease in the balances of a related group of demand deposit accounts. Decreases in interest bearing and non-interest bearing demand deposits were partially offset by a significant increase in time deposits $250,000 and over, which is the result of the Bank's acquisition of $47.8 million in brokered time deposits during the quarter. These deposits were obtained to meet short-term liquidity needs of the Bank and are a combination of 90, 180 and 270-day maturities, which align with securities maturing within the Bank's portfolio later this year. Brokered time deposits totaled 8.15% and 0% of total deposits at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023 and December 31, 2022, deposits with an aggregate deficit balance of $11,766 and $80,524, respectively, were re-classified as other loans.

Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022

Net income increased $0.1 million or 8.52% to $1.6 million, or basic and diluted earnings per share of $0.29 and $0.28, respectively, for the three months ended March 31, 2023, from $1.5 million, or basic and diluted earnings per share of $0.26 for the three months ended March 31, 2022. Our annualized returns on average assets and average equity for the three months ended March 31, 2023 were 1.00% and 15.73%, respectively, compared with 0.89% and 11.40%, respectively, for the three months ended March 31, 2022.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest-bearing assets. Net interest income increased $1.4 million or 32.36% to $5.6 million for the three months ended March 31, 2023 from $4.2 million for the three months ended March 31, 2022. Average loans increased $24.0 million or 7.72% to $334.5 million for the three months ended March 31, 2023, compared to $310.5 million for the three months ended March 31, 2022. The yield on average loans (including fees) was 5.86% and 4.99% for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase in the yield on average loans was the result of interest rates on variable rate loans, as well as higher interest rates on new originations and renewals of fixed rate loans. Interest income on loans increased $1.1 million for the three months ended March 31, 2023 to $4.7 million from $3.6 million for the three months ended March 31, 2022.

The average balance of interest bearing deposits at the Federal Reserve decreased $60.9 million or 85.87% to $10.0 million for the three months ended March 31, 2023, with a yield of 4.53% as compared to $70.9 million for the three months ended March 31, 2022, with a yield of 0.20%.

Provision for Credit Losses

We have established an allowance for credit losses through a charge (credit) to the provision for credit losses on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of our allowance for credit losses. For the three months ended March 31, 2023, we recorded a $45,000 increase to the allowance for credit losses as compared with a reduction to the allowance for credit losses of $75,000 for the same period in the prior year. The net increase in the provision for credit losses was based on our analysis of the adequacy of the allowance for credit losses. For additional information about the changes in the allowance and an allocation of the allowance by class, refer to Note 3. Loans and Allowance for Credit Losses.

Non-Interest Income

Other income decreased $0.2 million or 29.21% to $0.4 million for the three months ended March 31, 2023, from $0.6 million for the three months ended March 31, 2022. This decrease was primarily due to a $0.1 million decrease in mortgage banking income and decrease of $0.1 million on gains on sales of investment securities. The Bank sold $8.0 million of mortgage loans held for sale during the three months ended March 31, 2023 as compared with $17.7 million during the three months ended March 31, 2022.

Non-Interest Expense

Non-interest expense increased $0.2 million or 7.75% to $3.2 million for the three months ended March 31, 2023, from $3.0 million for the three months ended March 31, 2022. The increase in non-interest expense was primarily due to increases in salaries and employee benefits and net occupancy expense.. The Bank intends to open its new James Island location in the second quarter of 2023.

Income Tax Expense

Income tax expense was $0.3 million for the three months ended March 31, 2023 as compared to $0.4 million during the same period in 2022. Our effective tax rate was 14.33% and 23.39% for the three months ended March 31, 2023 and 2022, respectively. The lower effective rate is the result of the prior year tax provision calculation.

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $141.1 million and $145.4 million at March 31, 2023 and December 31, 2022, respectively.

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

Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2023 and December 31, 2022 was $1.7 million and $2.5 million, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments on mortgage loans held for sale totaling $1.3 million and $0.9 million at March 31, 2023 and December 31, 2022, respectively. The fair value of these commitments was not significant at March 31, 2023 or December 31, 2022. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $8.5 million at March 31, 2023. There were no loans repurchased during the three months ended March 31, 2023 and 2022.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, investment securities available for sale, interest-bearing deposits at the Federal Reserve, and mortgage loans held for sale. Our primary liquid assets accounted for 44.95% and 45.89% of total assets at March 31, 2023 and December 31, 2022, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the investment securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At March 31, 2023, we had unused short-term lines of credit totaling approximately $41.0 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for liquidity include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and sale of mortgage loans held for sale. We have established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At March 31, 2023, we could borrow up to $107.9 million. There have been no borrowings under this arrangement.

During the first quarter of 2023, the Federal Reserve authorized all twelve Reserve Banks to establish the Bank Term Funding Program (the “Program”) to make available additional funding to eligible depository institutions in order to help assure banks have the ability to meet the needs of all their depositors. The Program offers advances of up to one year in length to banks, savings associations, credit unions and other eligible depository institutions pledging any collateral eligible for purchase by the Federal Reserve Bank in open market options, such as U.S. Treasuries, U.S. agency securities and U.S. agency mortgage-backed securities. Advances are limited to the par value of the eligible collateral pledged by the eligible borrower. The Bank established a $25.0 million credit line under the Program during the first quarter of 2023. As of March 31, 2023, there were no borrowings under the Program.

Our core deposits consist of non-interest-bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs. At March 31, 2023 and December 31, 2022, our liquidity ratio was 57.82% and 48.09%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase stock. Total shareholders’ equity as of March 31, 2023 was $43.5 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve.

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

On November 4, 2019, the federal banking agencies jointly issued a final rule on an optional, simplified measure of capital adequacy for qualifying community banking organizations called the community bank leverage ratio (“CBLR”) framework effective on January 1, 2020. A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. Additionally, the qualifying community banking institution must be a non-advanced approaches FDIC supervised institution. The final rule adopts Tier 1 capital and existing leverage ratio into the CBLR framework. The Bank adopted this rule as of September 30, 2020 and is no longer subject to other capital and leverage requirements. A CBLR bank meeting qualifying criterion is deemed to have met the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule. The Bank’s CBLR as of March 31, 2023 was 9.42%. As of March 31, 2023, the Company and the Bank were categorized as “well capitalized.” We believe, as of March 31, 2023, that the Company and the Bank meet all capital adequacy requirements to which we are subject.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 as amended (the “Act”) was carried out as of March 31, 2023 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Audit and Compliance Committee, composed entirely of independent Directors, meets periodically with management, the Bank’s Audit and Compliance Officer, and Elliott Davis, LLC (separately and jointly) to discuss audit, financial and related matters. Elliott Davis, LLC and the Audit and Compliance Officer have direct access to the Audit and Compliance Committee.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In our opinion, there are no other legal proceedings pending other than routine litigation incidental to our business involving amounts which are not material to our financial condition.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Bank of South Carolina Corporation

May 11, 2023	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

May 11, 2023	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President