Form 10-Q
period 2023-06-30
BANK OF SOUTH CAROLINA CORP
filed 2023-08-04
CIK 1007273

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, there were 5,547,439 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$7,767,122	$14,772,564
Interest-bearing deposits at the Federal Reserve	17,611,921	12,999,135
Investment securities available for sale	255,698,103	271,172,226
Mortgage loans to be sold	2,868,776	866,594
Loans	341,338,873	330,981,782
Less: Allowance for credit losses	(3,689,863)	(4,291,221)
Net loans	337,649,010	326,690,561
Premises, equipment and leasehold improvements, net	4,049,079	3,988,607
Right of use asset	13,116,779	13,433,692
Accrued interest receivable	1,871,425	2,145,522
Other assets	7,773,633	7,276,708

Total assets	$648,405,848	$653,345,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing demand	$206,034,702	$223,117,903
Interest bearing demand	154,348,295	195,143,514
Money market accounts	104,930,669	100,014,125
Time deposits $250,000 and over	30,596,097	5,303,509
Other time deposits	11,106,990	11,266,099
Other savings deposits	57,736,509	63,825,108
Total deposits	564,753,262	598,670,258

Short-term borrowings	25,000,000	—
Accrued interest payable and other liabilities	2,964,455	2,430,272
Lease liability	13,116,779	13,433,692
Total liabilities	605,834,496	614,534,222

Shareholders’ equity
Common stock - no par 12,000,000 shares authorized; Issued 5,852,325 shares at both June 30, 2023 and December 31, 2022. Shares outstanding 5,548,239 and 5,552,351 at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid in capital	48,086,624	48,028,689
Retained earnings	14,981,966	14,002,571
Treasury stock: 304,086 shares and 299,974 shares at June 30, 2023 and December 31, 2022, respectively	(2,874,682)	(2,817,392)
Accumulated other comprehensive loss, net of income taxes	(17,622,556)	(20,402,481)
Total shareholders’ equity	42,571,352	38,811,387

Total liabilities and shareholders’ equity	$648,405,848	$653,345,609

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 30,
	2023	2022
Interest and fee income
Loans, including fees	$5,012,744	$3,738,061
Taxable securities	689,410	613,978
Tax-exempt securities	119,723	132,927
Other	205,183	98,285
Total interest and fee income	6,027,060	4,583,251

Interest expense
Deposits	1,111,987	37,824
Short-term borrowings	308,093	—
Total interest expense	1,420,080	37,824

Net interest income	4,606,980	4,545,427
Provision for credit losses	—	—
Net interest income after provision for credit losses	4,606,980	4,545,427

Other income
Service charges and fees	334,259	343,030
Mortgage banking income	94,194	239,832
Other non-interest income	8,668	10,836
Total other income	437,121	593,698

Other expense
Salaries and employee benefits	2,033,679	1,864,139
Net occupancy expense	681,474	626,488
Other operating expenses	351,752	345,477
Professional fees	159,827	165,154
Data processing fees	159,290	137,157
Total other expense	3,386,022	3,138,415

Income before income tax expense	1,658,079	2,000,710
Income tax expense	380,362	457,728

Net income	$1,277,717	$1,542,982

Weighted average shares outstanding
Basic	5,551,502	5,550,951
Diluted	5,640,937	5,693,808

Basic income per common share	$0.23	$0.28
Diluted income per common share	$0.23	$0.27

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022
Interest and fee income
Loans, including fees	$9,680,843	$7,289,936
Taxable securities	1,379,734	1,173,649
Tax-exempt securities	281,167	242,056
Other	317,150	132,571
Total interest and fee income	11,658,894	8,838,212

Interest expense
Deposits	2,043,088	74,621
Short-term borrowings	308,093	—
Total interest expense	2,351,181	74,621

Net interest income	9,307,713	8,763,591
Provision for credit losses	45,000	(75,000)
Net interest income after provision for credit losses	9,262,713	8,838,591

Other income
Service charges and fees	661,332	650,623
Mortgage banking income	206,354	498,728
Gain on sales of securities	—	61,780
Other non-interest income	18,636	17,121
Total other income	886,322	1,228,252

Other expense
Salaries and employee benefits	4,000,202	3,676,295
Net occupancy expense	1,335,536	1,247,430
Other operating expenses	656,933	640,209
Professional fees	327,604	304,797
Data processing fees	316,108	286,247
Total other expense	6,636,383	6,154,978

Income before income tax expense	3,512,652	3,911,865
Income tax expense	646,156	904,777

Net income	$2,866,496	$3,007,088

Weighted average shares outstanding
Basic	5,551,924	5,547,767
Diluted	5,646,547	5,682,968

Basic income per common share	$0.52	$0.54
Diluted income per common share	$0.51	$0.53

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	June 30,
	2023	2022
Net income	$1,277,717	$1,542,982
Other comprehensive loss
Unrealized loss on securities arising during the period	(1,569,020)	(5,052,465)
Other comprehensive loss before tax	(1,569,020)	(5,052,465)
Income tax effect related to items of other comprehensive loss before tax	327,539	1,061,018
Other comprehensive loss after tax	(1,241,481)	(3,991,447)
Total comprehensive income (loss)	$36,236	$(2,448,465)

	Six Months Ended
	June 30,
	2023	2022
Net income	$2,866,496	$3,007,088
Other comprehensive income
Unrealized gain (loss) on securities arising during the period	2,356,723	(17,205,181)
Reclassification adjustment for securities gains realized in net income	—	(61,780)
Other comprehensive income (loss) before tax	2,356,723	(17,266,961)
Income tax effect related to items of other comprehensive income (loss) before tax	423,202	3,626,061
Other comprehensive income (loss) after tax	2,779,925	(13,640,900)
Total comprehensive income (loss)	$5,646,421	$(10,633,812)

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
December 31, 2022	5,552,351	$48,028,689	$14,002,571	$(2,817,392)	$(20,402,481)	$38,811,387
Adoption of ASU 2016-13	—	—	—	—	—	—
Net income	—	—	1,588,779	—	—	1,588,779
Other comprehensive income	—	—	—	—	4,021,406	4,021,406
Stock-based compensation expense	—	30,147	—	—	—	30,147
Cash dividends ($0.17 per common share)	—	—	(943,901)	—	—	(943,901)
March 31, 2023	5,552,351	$48,058,836	$14,647,449	$(2,817,392)	$(16,381,075)	$43,507,818

Net income	—	—	1,277,717	—	—	1,277,717
Other comprehensive loss	—	—	—	—	(1,241,481)	(1,241,481)
Stock-based compensation expense	—	27,788	—	—	—	27,788
Repurchase of common shares	(4,112)	—	—	(57,290)		(57,290)
Cash dividends ($0.17 per common share)	—	—	(943,200)	—	—	(943,200)
June 30, 2023	5,548,239	$48,086,624	$14,981,966	$(2,874,682)	$(17,622,556)	$42,571,352

	Shares Outstanding	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
December 31, 2021	5,541,266	$47,745,285	$11,122,710	$(2,817,392)	$(2,132,970)	$53,917,633
Net income	—	—	1,464,106	—	—	1,464,106
Other comprehensive loss	—	—	—	—	(9,649,453)	(9,649,453)
Stock option exercises, net of surrenders	9,210	141,618	—	—	—	141,618
Stock-based compensation expense	—	27,989	—	—	—	27,989
Cash dividends ($0.17 per common share)	—	—	(943,580)	—	—	(943,580)
March 31, 2022	5,550,476	$47,914,892	$11,643,236	$(2,817,392)	$(11,782,423)	$44,958,313

Net income	—	—	1,542,982	—	—	1,542,982
Other comprehensive loss	—	—	—	—	(3,991,447)	(3,991,447)
Stock option exercises, net of surrenders	1,875	20,022	—	—	—	20,022
Stock-based compensation expense	—	31,258	—	—	—	31,258
Cash dividends ($0.17 per common share)	—	—	(943,900)	—	—	(943,900)
June 30, 2022	5,552,351	$47,966,172	$12,242,318	$(2,817,392)	$(15,773,870)	$41,617,228

See accompanying notes to consolidated financial statements.

BANK OF SOUTH CAROLINA CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$2,866,496	$3,007,088
Adjustments to reconcile net income net cash provided by operating activities:
Depreciation expense	164,195	188,251
Gain on sale of investment securities	—	(61,780)
Provision for credit losses	45,000	(75,000)
Stock-based compensation expense	57,935	59,247
Deferred income taxes and other assets	(76,198)	(555,359)
Net amortization of unearned discounts on investment securities available for sale	400,321	438,786
Origination of mortgage loans held for sale	(22,155,531)	(40,505,723)
Proceeds from sale of mortgage loans held for sale	20,153,349	39,187,661
Decrease (increase) in accrued interest receivable	274,097	(257,211)
Increase in accrued interest payable and other liabilities	534,883	248,555
Net cash provided by operating activities	2,264,547	1,674,515

Cash flows from investing activities:
Proceeds from calls and maturities of investment securities available for sale	17,433,000	3,539,000
Proceeds from sale of investment securities available for sale	—	15,120,000
Purchase of investment securities available for sale	—	(94,659,022)
Net increase in loans	(11,003,449)	(9,898,641)
Purchase of premises, equipment, and leasehold improvements, net	(224,667)	(115,413)
Net cash provided by (used in) investing activities	6,204,884	(86,014,076)

Cash flows from financing activities:
Net decrease in deposit accounts	(33,916,996)	(11,401,415)
Net increase in short term borrowings	25,000,000	—
Dividends paid	(1,887,801)	(1,885,596)
Stock options exercised, net of surrenders	—	161,640
Share repurchases	(57,290)	—
Net cash used in financing activities	(10,862,087)	(13,125,371)
Net decrease in cash and cash equivalents	(2,392,656)	(97,464,932)
Cash and cash equivalents at the beginning of the period	27,771,699	140,111,988
Cash and cash equivalents at the end of the period	$25,379,043	$42,647,056

Supplemental disclosure of cash flow data:
Cash paid during the period for:
Interest	$1,637,005	$74,825
Income taxes, net	$1,375,039	$634,402

Supplemental disclosures for non-cash investing and financing activity:
Change in unrealized gain (loss) on securities available for sale, net of income taxes	$2,779,925	$(13,640,900)
Change in dividends payable	$(700)	$1,884

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

Income Per Common Share:

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed by dividing net income by the weighted-average number of common shares and potential common shares outstanding. Potential common shares consist of dilutive stock options determined using the treasury stock method and the average market price of the Company’s common stock.

Subsequent Events:

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. We have reviewed events occurring through the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

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

Changes in the allowance for credit losses under CECL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2023, there was no allowance for credit losses related to the available-for-sale portfolio.

Accrued interest receivable on available for sale debt securities totaled $443,464 at June 30, 2023 and was excluded from the estimate of credit losses.

Allowance for Credit Losses - Loans

Under the current expected credit loss model, the allowance for credit losses on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

Management assesses the adequacy of the allowance on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay a loan, the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. Management believes the level of the allowance for credit losses is adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is increased through a provision for credit losses and decreased by charge-offs, net of recoveries of amounts previously charged-off, or negative provisions, when appropriate.

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

The Company uses the loan purpose codes to segment loans based on similar purpose and risk characteristics. The Bank manages these loans on a collective basis. This segmentation is used for call report purposes, and the Bank believes it is appropriate for the CECL calculations. Due to the size of the Bank’s loan portfolio, further segmentation would be granular and segments would be statistically insignificant.

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

Allowance for Credit Losses - Accrued Interest Receivable

Accrued interest receivable related to loans totaled $1.0 million at June 30, 2023 and was reported in accrued interest receivable on the consolidated balance sheets. The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectable interest.

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

Note 2: Investment Securities

The amortized cost and fair value of investment securities available for sale are summarized as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$180,043,022	$—	$(10,701,742)	$169,341,280
Government-Sponsored Enterprises	62,280,287	—	(9,686,791)	52,593,496
Municipal Securities	36,843,995	35	(3,080,703)	33,763,327
Total	$279,167,304	$35	$(23,469,236)	$255,698,103

There is no allowance for credit losses on available for sale securities at June 30, 2023.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Notes	$180,298,301	$—	$(12,110,986)	$168,187,315
Government-Sponsored Enterprises	67,384,808	—	(10,310,084)	57,074,724
Municipal Securities	49,315,041	2,510	(3,407,364)	45,910,187
Total	$296,998,150	$2,510	$(25,828,434)	$271,172,226

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2023 and December 31, 2022, by contractual maturity are in the following table.

	June 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$79,001,495	$76,773,388	$42,722,655	$41,698,011
Due in one year to five years	149,566,797	136,484,763	190,569,869	176,217,530
Due in five years to ten years	41,799,253	35,124,767	53,995,700	45,386,818
Due in ten years and over	8,799,759	7,315,185	9,709,926	7,869,867
Total	$279,167,304	$255,698,103	$296,998,150	$271,172,226

Securities pledged to secure deposits at June 30, 2023 and December 31, 2022, had a fair value of $30.2 million and $30.1 million, respectively. During the first quarter of 2023, the Federal Reserve established the Bank Term Funding Program in order to make available additional funding to eligible depository institutions so as to help assure banks have the ability to meet the needs of all their depositors. Securities pledged to secure funding made available by this program at amortized cost were $35.0 million at June 30, 2023.

The tables below summarize gross unrealized losses on investment securities and the fair market value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2023 and December 31, 2022. Unrealized losses have not been recognized into income as we believe that all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	June 30, 2023
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	1	$4,797,852	$(144,652)	24	$164,543,428	$(10,557,090)	25	$169,341,280	$(10,701,742)
Government-Sponsored Enterprises	1	1,272,596	(25,560)	9	51,320,900	(9,661,231)	10	52,593,496	(9,686,791)
Municipal Securities	5	4,835,657	(143,538)	65	28,822,633	(2,937,165)	70	33,658,290	(3,080,703)
Total	7	$10,906,105	$(313,750)	98	$244,686,961	$(23,155,486)	105	$255,593,066	$(23,469,236)

	December 31, 2022
	Less Than 12 Months			12 Months or Longer			Total
	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss	#	Fair Value	Gross Unrealized Loss
U.S. Treasury Notes	7	$38,181,255	$(1,790,134)	18	$130,006,060	$(10,320,852)	25	$168,187,315	$(12,110,986)
Government-Sponsored Enterprises	2	6,212,285	(84,170)	9	50,862,439	(10,225,914)	11	57,074,724	(10,310,084)
Municipal Securities	46	26,068,218	(932,565)	31	14,859,459	(2,474,799)	77	40,927,677	(3,407,364)
Total	55	$70,461,758	$(2,806,869)	58	$195,727,958	$(23,021,565)	113	$266,189,716	$(25,828,434)

The tables below show the proceeds from sales of securities available for sale and gross realized gains and losses for the periods indicated.

Three Months Ended
June 30,
	2023	2022

Gross proceeds	$—	$—
Gross realized gains	—	—
Gross realized losses	—	—

	Six Months Ended
	June 30,
	2023	2022

Gross proceeds	$—	$15,120,000
Gross realized gains	—	61,780
Gross realized losses	—	—

There was a tax provision of $12,974 related to gains for the six months ended June 30, 2022.

Note 3: Loans and Allowance for Credit Losses

Major classifications of loans (net of deferred loan fees of $178,278 and $159,434 at June 30, 2023 and December 31, 2022, respectively) are shown in the table below.

	June 30, 2023	December 31, 2022
Commercial	$46,173,490	$45,072,059
Commercial real estate:
Construction	23,752,103	17,524,260
Other	174,739,069	172,897,387
Consumer:
Real estate	92,895,470	91,636,538
Other	3,778,741	3,851,538
	341,338,873	330,981,782
Allowance for credit losses	(3,689,863)	(4,291,221)
Loans, net	$337,649,010	$326,690,561

We had $84.2 million and $93.1 million of loans pledged as collateral to secure funding with the Federal Reserve Bank Discount Window at June 30, 2023 and at December 31, 2022, respectively.

Our portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Our internal credit risk grading system is based on experience with similarly graded loans, industry best practices, and regulatory guidance. Our portfolio is graded in its entirety.

Our internally assigned grades pursuant to the Board-approved lending policy are as follows:

●	Excellent (1) The borrowing entity has more than adequate cash flow, unquestionable strength, strong earnings and capital and, where applicable, no overdrafts.

●	Good (2) The borrowing entity has dependable cash flow, better than average financial condition, good capital and usually no overdrafts.

●	Satisfactory (3) The borrowing entity has adequate cash flow, satisfactory financial condition, and explainable overdrafts (if any).

●	Watch (4) The borrowing entity has generally adequate, yet inconsistent cash flow, cyclical earnings, weak capital, loans to/from stockholders, and infrequent overdrafts. The borrower has consistent yet sometimes unpredictable sales and growth.

●	OAEM (5) The borrowing entity has marginal cash flow, occasional past dues, and frequent and unexpected working capital needs.

●	Substandard (6) The borrowing entity has a cash flow barely sufficient to service debt, deteriorated financial condition, and bankruptcy is possible. The borrowing entity has declining sales, rising costs, and may need to look for secondary sources of repayment.

●	Doubtful (7) The borrowing entity has negative cash flow. Survival of the business is at risk, full repayment is unlikely, and there are frequent and unexplained overdrafts. The borrowing entity shows declining trends and no operating profits.

●	Loss (8) The borrowing entity has negative cash flow with no alternatives. Survival of the business is unlikely.

The following table illustrates credit quality by class indicators by year of origination at June 30, 2023:

	Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$13,049,996	$10,476,013	$3,788,504	$4,839,889	$872,396	$340,617	$10,676,946	$44,044,361
Watch	252,510	420,129	36,046	78,087	10,043	—	163,645	960,460
OAEM	—	—	—	—	—	—	250,000	250,000
Substandard	—	918,669	—	—	—	—	—	918,669
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$13,302,506	$11,814,811	$3,824,550	$4,917,976	$882,439	$340,617	$11,090,591	$46,173,490
Current period gross charge-offs	$—	$—	$—	$—	$—	$46,341	$—	$46,341
Commercial Real Estate Construction
Pass	$6,969,784	$9,069,212	$3,180,288	$4,532,819	$—	$—	$—	$23,752,103
Watch	—	—	—	—	—	—	—	—
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$6,969,784	$9,069,212	$3,180,288	$4,532,819	$—	$—	$—	$23,752,103
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate Other
Pass	$15,329,626	$52,001,958	$51,702,663	$24,834,035	$10,322,784	$7,098,224	$5,261,579	$166,550,869
Watch	4,220,722	437,855	826,882	660,779	—	—	—	6,146,238
OAEM	863,683	—	—	11,232	—	—	—	874,915
Substandard	—	—	858,798	—	—	308,249	—	1,167,047
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$20,414,031	$52,439,813	$53,388,343	$25,506,046	$10,322,784	$7,406,473	$5,261,579	$174,739,069
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Real Estate
Pass	$10,555,232	$27,200,902	$8,432,544	$8,652,828	$320,524	$78,623	$36,021,347	$91,262,000
Watch	—	—	—	—	—	—	1,383,712	1,383,712
OAEM	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	249,758	249,758
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$10,555,232	$27,200,902	$8,432,544	$8,652,828	$320,524	$78,623	$37,654,817	$92,895,470
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer Other
Pass	$1,203,875	$1,013,675	$500,250	$236,503	$81,325	$15,922	$509,913	$3,561,463
Watch	34,110	80,392	19,934	12,300	—	—	28,168	174,904
OAEM	—	—	—	5,290	—	—	—	5,290
Substandard	37,084	—	—	—	—	—	—	37,084
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$1,275,069	$1,094,067	$520,184	$254,093	$81,325	$15,922	$538,081	$3,778,741
Current period gross charge-offs	$—	$—	$1,977	$—	$—	$—	$—	$1,977

The following table illustrates credit quality by class and internally assigned grades at December 31, 2022. “Pass” includes loans internally graded as excellent, good and satisfactory.

December 31, 2022
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Pass	$42,724,289	$17,524,260	$167,518,577	$86,183,899	$3,597,886	$317,548,911
Watch	976,966	—	3,223,532	4,928,437	208,417	9,337,352
OAEM	94,803	—	968,611	274,445	7,345	1,345,204
Substandard	1,276,001	—	1,186,667	249,757	37,890	2,750,315
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$45,072,059	$17,524,260	$172,897,387	$91,636,538	$3,851,538	$330,981,782

The following tables include an aging analysis of the recorded investment in loans segregated by class.

June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$49,974	$—	$—	$49,974	$46,123,516	$46,173,490	$—
Commercial Real Estate Construction	—	—	—	—	23,752,103	23,752,103	—
Commercial Real Estate Other	1,003,204	—	625,677	1,628,881	173,110,188	174,739,069	—
Consumer Real Estate	640,726	—	—	640,726	92,254,744	92,895,470	—
Consumer Other	9,696	—	—	9,696	3,769,045	3,778,741	—
Total	$1,703,600	$—	$625,677	$2,329,277	$339,009,596	$341,338,873	$—

December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment ≥ 90 Days and Accruing
Commercial	$16,451	$178,975	$—	$195,426	$44,876,633	$45,072,059	$—
Commercial Real Estate Construction	—	—	—	—	17,524,260	17,524,260	—
Commercial Real Estate Other	45,425	—	631,453	676,878	172,220,509	172,897,387	—
Consumer Real Estate	274,445	—	—	274,445	91,362,093	91,636,538	—
Consumer Other	—	—	—	—	3,851,538	3,851,538	—
Total	$336,321	$178,975	$631,453	$1,146,749	$329,835,033	$330,981,782	$—

There were no loans over 90 days past due and still accruing as of June 30, 2023 and December 31, 2022.

The following table summarizes the balances of non-accrual loans:

	CECL			Incurred Loss
	June 30, 2023			December 31, 2022
	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Nonaccrual Loans

Commercial	$—	$—	$—	$—
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	625,677	—	625,677	631,453
Consumer Real Estate	—	—	—	—
Consumer Other		—	—	—
Total	$625,677	$—	$625,677	$631,453

We designate individually evaluated loans on nonaccrual status as collateral dependent loans, as well as other loans that management designates as having higher risk. Collateral dependent loans are loans for which repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral dependent loans, we adopted the practical expedient to measure the allowance for credit losses based on the fair value of the collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The following table details the amortized cost of collateral dependent loans:

June 30, 2023

Commercial	$—
Commercial Real Estate Construction	—
Commercial Real Estate Other	1,178,278
Consumer Real Estate	249,758
Consumer Other	—
Total	$1,428,036

The following tables set forth the changes in the allowance for credit losses and an allocation of the allowance for credit losses by class for the three and six months ended June 30, 2023 under the CECL methodology.

Three Months Ended June 30, 2023
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning balance	$514,081	$236,989	$2,000,520	$860,498	$76,415	$3,688,503
Charge-offs	—	—	—	—	—	—
Recoveries	600	—	—	—	760	1,360
Provisions	(11,236)	35,398	(37,909)	15,610	(1,863)	—
Ending balance	$503,445	$272,387	$1,962,611	$876,108	$75,312	$3,689,863

Six Months Ended June 30, 2023
	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer Real Estate	Consumer Other	Total
Allowance for Loan Losses:
Beginning balance	$735,759	$230,625	$2,216,484	$1,014,777	$93,576	$4,291,221
Adoption of ASU 2016-13	(82,001)	(36,509)	(314,522)	(160,802)	(6,166)	(600,000)
Charge-offs	(46,341)	—	—	—	(1,977)	(48,318)
Recoveries	1,200	—	—	—	760	1,960
Provisions	(105,172)	78,271	60,649	22,133	(10,881)	45,000
Ending balance	$503,445	$272,387	$1,962,611	$876,108	$75,312	$3,689,863

Prior to the adoption of ASC 326 on January 1, 2023, we calculated the allowance for loan losses under the incurred loss methodology. The following tables set forth the changes in the allowance for loan losses for the three and six months ended June 30, 2022.

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

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

	Decenber 31, 2022
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

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,155,583	$17,526	$1,171,504	$35,605
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	1,215,823	7,278	1,220,878	18,037
Consumer Real Estate	249,758	2,905	249,758	6,321
Consumer Other	—	—	—	—
	2,621,164	27,709	2,642,140	59,963

With an allowance recorded:
Commercial	247,079	2,593	247,460	6,437
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	—	—	—	—
Consumer Real Estate	—	—	—	—
Consumer Other	39,246	636	39,518	1,286
	286,325	3,229	286,978	7,723
Total
Commercial	1,402,662	20,119	1,418,964	42,042
Commercial Real Estate Construction	—	—	—	—
Commercial Real Estate Other	1,215,823	7,278	1,220,878	18,037
Consumer Real Estate	249,758	2,905	249,758	6,321
Consumer Other	39,246	636	39,518	1,286
	$2,907,489	$30,938	$2,929,118	$67,686

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

There were no loans modified during the six months ended June 30, 2023. As of June 30, 2023, there were four loans with a balance of $0.8 million that were granted extended payment terms with no principal reduction. The structure of two of the loans changed to interest only. With respect to these two loans, one loan was performing as agreed as of June 30, 2023, while the other loan was not performing and we are considering further collection actions, including potential foreclosure proceedings.

The following table shows the amortized cost basis as of June 30, 2023 of the loans modified for borrowers experiencing financial difficulty, disaggregated by class of loans, and describes the financial effect of the modifications made for borrowers experiencing financial difficulty:

	Term Extension
	Amortized Cost Basis	% of Total Loan Type	Financial Effect

Commercial	$163,558	0.4%	Reduced monthly payment
Commercial Real Estate Construction	—
Commercial Real Estate Other	614,445	0.4%	Forbearance agreement signed for one loan and provided eleven months deferral to second borrower and added to the end of the original term loan.
Consumer Real Estate	—
Consumer Other	37,083	1.0%	Reduced monthly payment
Total	$815,086

We maintain an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $644,912 and $44,912 at June 30, 2023 and December 31, 2022, respectively, is classified on the balance sheet within Accrued interest payable and other liabilities.

Note 4: Leases

As of June 30, 2023 and December 31, 2022, the Company had operating right of use (“ROU”) assets of $13.1 million and $13.4 million, respectively, and had operating lease liabilities of $13.1 million and $13.4 million, respectively. The Company maintains operating leases on land, branch facilities, and parking. Most of the leases include one or more options to renew, with renewal terms extending up to 20 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized in lease expense.

As of June 30, 2023, the weighted average remaining lease term was 15.1 years and the weighted average incremental borrowing rate was 4.18%.

The table below shows lease expense components for the three months ended June 30, 2023 and 2022.

	June 30,
	2023	2022
Operating lease expense	$309,372	$297,764
Short-term lease expense	—	—
Total lease expense	$309,372	$297,764

The table below shows lease expense components for the six months ended June 30, 2023 and 2022.

	June 30,
	2023	2022
Operating lease expense	$612,017	$597,335
Short-term lease expense	—	—
Total lease expense	$612,017	$597,335

Total rental expense was $309,372 and $297,764 for the three months ended June 30, 2023 and 2022, respectively, and $612,017 and $597,335 for the six months ended June 30, 2023, respectively, and was included in net occupancy expense within the consolidated statements of income.

As of June 30, 2023 and December 31, 2022, we did not maintain any finance leases, and we determined that the number and dollar amount of equipment leases was immaterial. As of June 30, 2023, we had no operating leases that had not yet commenced.

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

Fair value estimates are made at a specific point of time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale our entire holdings of a particular financial instrument. Because no active market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value also would also significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

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

We had no embedded derivative instruments requiring separate accounting treatment as of June 30, 2023 and December 31, 2022. We had freestanding derivative instruments consisting of fixed rate conforming loan commitments with interest rate locks and commitments to sell fixed rate conforming loans on a best efforts basis. We do not currently engage in hedging activities. Based on the short-term nature of mortgage loans to be sold (derivative contracts), our derivative instruments were immaterial to our consolidated financial statements as of June 30, 2023 and December 31, 2022.

The following table presents information about assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$169,341,280	$—	$—	$169,341,280
Government-Sponsored Enterprises	—	52,593,496	—	52,593,496
Municipal Securities	—	16,273,594	17,489,733	33,763,327
Total	$169,341,280	$68,867,090	$17,489,733	$255,698,103

	December 31, 2022
	Level 1	Level 2	Level 3	Total
U.S. Treasury Notes	$168,187,315	$—	$—	$168,187,315
Government-Sponsored Enterprises	—	57,074,724	—	57,074,724
Municipal Securities	—	16,448,375	29,461,812	45,910,187
Total	$168,187,315	$73,523,099	$29,461,812	$271,172,226

There were no liabilities recorded at fair value on a recurring basis as of June 30, 2023 or December 31, 2022.

The following table reconciles the changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$22,549,300	$20,626,654	$29,461,812	$24,484,047
Total gains or (losses) (realized/unrealized)
Included in other comprehensive income	(138,567)	(15,415)	410,921	(1,459,808)
Purchases, issuances, and settlements net of maturities	(4,921,000)	3,679,000	(12,383,000)	1,266,000
Ending balance	$17,489,733	$24,290,239	$17,489,733	$24,290,239

There were no transfers between fair value levels during the three and six months ended June 30, 2023 or 2022.

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

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following tables present information about certain assets measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Individually assessed loans	$—	$—	$1,428,036	$1,428,036
Mortgage loans to be sold	—	2,868,776	—	2,868,776
Total	$—	$2,868,776	$1,428,036	$4,296,812

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$1,452,170	$1,452,170
Mortgage loans to be sold	—	866,594	—	866,594
Total	$—	$866,594	$1,452,170	$2,318,764

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2023 or December 31, 2022.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2023 and December 31, 2022:

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

The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, individually assessed loans and all other loans. The results are then adjusted to account for credit risk as described above. However, under ASC 326, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. Additionally, in accordance with ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, this consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.

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

g.	Short-term borrowings

Due to the short-term nature of the borrowings, the carrying amount of such instruments are deemed to be a reasonable estimate of fair value.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and due from banks	$7,767,122	$7,767,122	$—	$—	$7,767,122
Interest-bearing deposits at the Federal Reserve	17,611,921	17,611,921	—	—	17,611,921
Investment securities available for sale	255,698,103	169,341,280	68,867,090	17,489,733	255,698,103
Mortgage loans to be sold	2,868,776	—	2,868,776	—	2,868,776
Loans, net	337,649,010	—	—	312,922,133	312,922,133
Accrued interest receivable	1,871,425	—	1,871,425	—	1,871,425
Financial Liabilities:
Demand deposits	523,050,175	—	523,050,175	—	523,050,175
Time deposits	41,703,087	—	42,435,128	—	42,435,128
Accrued interest payable	549,348	—	549,348	—	549,348
Short-term borrowings	25,000,000	—	25,000,000	—	25,000,000

	December 31, 2022
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and due from banks	$14,772,564	$14,772,564	$—	$—	$14,772,564
Interest-bearing deposits at the Federal Reserve	12,999,135	12,999,135	—	—	12,999,135
Investment securities available for sale	271,172,226	168,187,315	73,523,099	29,461,812	271,172,226
Mortgage loans to be sold	866,594	—	866,594	—	866,594
Loans, net	326,690,561	—	—	304,249,626	304,249,626
Accrued interest receivable	2,145,522	—	2,145,522		2,145,522
Financial Liabilities:
Demand deposits	582,100,650	—	582,100,650	—	582,100,650
Time deposits	16,569,608	—	16,933,818	—	16,933,818
Accrued interest payable	41,007	—	41,007		41,007

Note 6: Income Per Common Share

The following table is a summary of the reconciliation of weighted average shares outstanding for the three months ended June 30, 2023 and 2022:

	2023	2022
Net income	$1,277,717	$1,542,982

Weighted average shares outstanding	5,551,502	5,550,951
Effect of dilutive shares	89,435	142,857
Weighted average shares outstanding - diluted	5,640,937	5,693,808

Earnings per share - basic	$0.23	$0.28
Earnings per share - diluted	$0.23	$0.27

The following table is a summary of the reconciliation of weighted average shares outstanding for the six months ended June 30, 2023 and 2022:

	2023	2022
Net income	$2,866,496	$3,007,088

Weighted average shares outstanding	5,551,924	5,547,767
Effect of dilutive shares	94,623	135,201
Weighted average shares outstanding - diluted	5,646,547	5,682,968

Earnings per share - basic	$0.52	$0.54
Earnings per share - diluted	$0.51	$0.53

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and are including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all “forward-looking statements” contained in this Form 10-Q. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitations, those described under the “Cautionary Statement Regarding Forward-Looking Statements” section of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC and the following:

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

Overview

Bank of South Carolina Corporation (the “Company”) is a bank holding company headquartered in Charleston, South Carolina, with $648.4 million in assets as of June 30, 2023. The Company offers a broad range of financial services through its wholly-owned subsidiary, The Bank of South Carolina (the “Bank”). The Bank is a state-chartered commercial bank which operates primarily in Charleston, Dorchester and Berkeley counties of South Carolina. The Bank’s original and current concept is to be a full-service financial institution specializing in personal service, responsiveness, and attention to detail to foster long standing relationships.

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

In addition to earning interest on loans and investments, we earn income through fees and other expenses we charge to our customers. The various components of non-interest income as well as non-interest expense are described in the following discussion. The discussion and analysis also identify significant factors that have affected our financial position and operating results as of and for the periods ending June 30, 2023 and 2022 and December 31, 2022, and should be read in conjunction with the financial statements and the related notes included in this report. In addition, a number of tables have been included to assist in the discussion.

Critical Accounting Policies

Our critical accounting policies involve significant judgments and assumptions that have a material impact on the carrying value of certain assets and liabilities used in the preparation of the Consolidated Financial Statements as of June 30, 2023. With the exception of the adoption of ASC 326 as of January 1, 2023, as discussed in Note 1: Nature of Business and Basis of Presentation, our critical accounting policies have remain unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2022.

Balance Sheet

Cash and Cash Equivalents (including interest-bearing deposits at the Federal Reserve)

Total cash and cash equivalents decreased 8.7% or $2.4 million to $25.4 million as of June 30, 2023, from $27.8 million as of December 31, 2022. The decrease in total cash and cash equivalents is primarily due to a net decrease in deposit accounts of $33.9 million and a net increase in loans of $11.0 million, partially offset by short term borrowings of $25.0 million, net proceeds from maturities of investment securities of $17.4 million and cash generated from operations.

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

As of June 30, 2023, our available for sale investment portfolio included U.S. Treasury Notes, Government-Sponsored Enterprises and Municipal Securities with a fair market value of $255.7 million and an amortized cost of $279.2 million for a net unrealized loss of approximately $23.5 million. As of June 30, 2023 and December 31, 2022, our investment securities portfolio represented approximately 39.43% and 41.5% of our total assets, respectively. The average yield on our investment securities was 1.13% and 1.18% at June 30, 2023 and December 31, 2022, respectively.

Loans

We focus our lending activities on small and middle market businesses, professionals and individuals in our geographic markets. Substantially all of our loans are to borrowers located in our market area of Charleston, Dorchester and Berkeley counties of South Carolina.

Net loans increased $11.0 million, or 3.35%, to $337.7 million as of June 30, 2023 from $326.7 million as of December 31, 2022. The increase is primarily related to growth in Consumer and Commercial Real Estate loans.

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

The following table is a summary of our loan portfolio composition (net of deferred fees and costs of $178,278 and $159,434 at June 30, 2023 and December 31, 2022, respectively) and the corresponding percentage of total loans as of the dates indicated.

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent

Commercial	$46,173,490	13.53%	$45,072,059	13.62%
Commercial Real Estate Construction	23,752,103	6.96%	17,524,260	5.29%
Commercial Real Estate Other	174,739,069	51.19%	172,897,387	52.24%
Consumer Real Estate	92,895,470	27.22%	91,636,538	27.69%
Consumer Other	3,778,741	1.10%	3,851,538	1.16%
Total loans	341,338,873	100.00%	330,981,782	100.00%
Allowance for credit losses	(3,689,863)		(4,291,221)

Total loans, net	$337,649,010		$326,690,561

Nonperforming Assets

Nonperforming Assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure and loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the contractual principal or interest on the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as a reduction in principal when received. As of June 30, 2023, there were no loans 90 days past due still accruing interest.

The following table is a summary of our Nonperforming Assets as of the dates indicated:

	June 30, 2023	December 31, 2022
Commercial	$—	$—
Commercial Real Estate Other	625,677	631,453
Consumer Real Estate	—	—
Consumer Other	—	—
Total nonaccruing loans	625,677	631,453
Total nonperforming assets	$625,677	$631,453

Allowance for Credit Losses

The allowance for credit losses was $3.7 million and $4.3 million as of June 30, 2023 and December 31, 2022, respectively, or 1.08% and 1.30%, respectively, of outstanding loans. At June 30, 2023 and December 31, 2022, the allowance for credit losses represented 589.74% and 679.58%, respectively, of the total amount of nonperforming loans. Based on the level of coverage on nonperforming loans and analysis of our loan portfolio, we believe the allowance for credit losses at June 30, 2023 is adequate.

At June 30, 2023, individually assessed loans totaled $2.4 million, of which $0.1 million of these loans had a reserve of approximately $0.1 million allocated in the allowance for credit losses. Comparatively, individually assessed loans totaled $2.8 million as of December 31, 2022, and $1.1 million of these loans had a reserve of approximately $0.2 million allocated in the allowance for credit losses.

During the three months ended June 30, 2023, we recorded $1,360 of recoveries on loans previously charged-off. During the six months ended June 30, 2023, we recorded $48,138 in charge-offs and $1,960 of recoveries on loans previously charged-off, for net charge-offs of $46,358.

Deposits

Deposits remain our primary source of funding for loans and investments. Average interest-bearing deposits provided funding for 59.23% of average earning assets for the six months ended June 30, 2023, and 54.97% for the six months ended June 30, 2022. The Company encounters strong competition for deposits from other financial institutions, insurance companies, brokerage firms and the U.S. Treasury. However, the percentage of funding provided by deposits has remained relatively stable.

The breakdown of total deposits by type and the respective percentage of total deposits are as follows:

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Deposits
Non-interest bearing demand	$206,034,702	36.49%	$223,117,903	37.26%
Interest bearing demand	154,348,295	27.33%	195,143,514	32.60%
Money market accounts	104,930,669	18.58%	100,014,125	16.71%
Time deposits $250,000 and over	30,596,097	5.42%	5,303,509	0.89%
Other time deposits	11,106,990	1.97%	11,266,099	1.88%
Other savings deposits	57,736,509	10.21%	63,825,108	10.66%

Total deposits	$564,753,262	100.00%	$598,670,258	100.00%

Deposits decreased 5.67% or $33.9 million from December 31, 2022 to June 30, 2023 primarily due to scheduled maturities of brokered time deposits of $23.0 million and increased competition for deposits in the financial industry. Decreases in interest bearing and non-interest bearing demand deposits were partially offset by a significant increase in time deposits $250,000 and over, which is the result of $24.6 million in brokered time deposits. The Bank acquired $47.8 million in brokered time deposits during three months ended March 31, 2023. During the three months ended June 30, 2023, $23.2 million of the brokered time deposits matured. These deposits were obtained to meet short-term liquidity needs of the Bank and are a combination of 90, 180 and 270-day maturities, which align with securities maturing within the Bank’s portfolio later this year. Brokered time deposits totaled 4.36% and 0% of total deposits at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023 and December 31, 2022, deposits with an aggregate deficit balance of $20,188 and $80,524, respectively, were re-classified as other loans.

Comparison of Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022

Net income decreased $0.2 million or 17.19% to $1.3 million, or basic and diluted earnings per share of $0.23 for the three months ended June 30, 2023, from $1.5 million, or basic and diluted earnings per share of $0.28 and $0.27 for the three months ended June 30, 2022, respectively. Our annualized returns on average assets and average equity for the three months ended June 30, 2023 were 0.79% and 11.24%, respectively, compared with 0.93% and 11.24%, respectively, for the three months ended June 30, 2022.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest-bearing assets. Net interest income increased $0.1 million or 1.35% to $4.6 million for the three months ended June 30, 2023 from $4.5 million for the three months ended June 30, 2022. Average loans increased $21.0 million or 6.56% to $341.1 million for the three months ended June 30, 2023, compared to $320.1 million for the three months ended June 30, 2022. The yield on average loans (including fees) was 6.07% and 5.07% for the three months ended June 30, 2023 and June 30, 2022, respectively. The increase in the yield on average loans was the result of interest rates on variable rate loans, as well as higher interest rates on new originations and renewals of fixed rate loans. Interest income on loans increased $1.3 million for the three months ended June 30, 2023 to $5.0 million from $3.7 million for the three months ended June 30, 2022.

The average balance of interest bearing deposits at the Federal Reserve decreased $37.4 million or 69.59% to $16.3 million for the three months ended June 30, 2023, with a yield of 5.04% as compared to $53.7 million for the three months ended June 30, 2022, with a yield of 0.73%.

The average balance of deposits decreased $34.7 million or 5.71% to $574.1 million for the three months ended June 30, 2023, with a yield of 0.85% as compared to $608.8 million for the three months ended June 30, 2022, with a yield of 0.02%. Deposit rates paid have increased as deposit rates paid from other sectors of the financial industry continue to create intense competition.

Provision for Credit Losses

We have established an allowance for credit losses through a charge (credit) to the provision for credit losses on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of our allowance for credit losses. We did not recognize a provision during the three months ended June 30, 2023 and 2022. For additional information about the changes in the allowance and an allocation of the allowance by class, refer to Note 3. Loans and Allowance for Credit Losses of our Notes to Consolidated Financial Statements included in Part I of this report.

Non-Interest Income

Other income decreased $0.2 million or 26.37% to $0.4 million for the three months ended June 30, 2023, from $0.6 million for the three months ended June 30, 2022. This decrease was primarily due to a $0.1 million decrease in mortgage banking income. The Bank sold $12.2 million of mortgage loans held for sale during the three months ended June 30, 2023 as compared with $21.5 million during the three months ended June 30, 2022.

Non-Interest Expense

Non-interest expense increased $0.3 million or 7.89% to $3.4 million for the three months ended June 30, 2023, from $3.1 million for the three months ended June 30, 2022. The increase in non-interest expense was primarily due to increases in salaries and employee benefits and net occupancy expense. The Bank opened its new James Island location in the second quarter of 2023.

Income Tax Expense

Income tax expense was $0.4 million for the three months ended June 30, 2023 as compared to $0.5 million during the same period in 2022. Our effective tax rate was 22.94% and 22.88% for the three months ended June 30, 2023 and 2022, respectively.

Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022

Net income decreased $0.1 million or 4.68% to $2.9 million, or basic and diluted earnings per share of $0.52 and $0.51, respectively, for the six months ended June 30, 2023, from $3.0 million, or basic and diluted earnings per share of $0.54 and $0.53 for the six months ended June 30, 2022, respectively. Our annualized returns on average assets and average equity for the six months ended June 30, 2023 were 0.89% and 13.61%, respectively, compared with 0.91% and 12.68%, respectively, for the six months ended June 30, 2022.

Net Interest Income

Net interest income is affected by the size and mix of our balance sheet components as well as the spread between interest earned on assets and interest paid on liabilities. Net interest margin is a measure of the difference between interest income on earning assets and interest paid on interest bearing liabilities relative to the amount of interest-bearing assets. Net interest income increased $0.5 million or 6.21% to $9.3 million for the six months ended June 30, 2023 from $8.8 million for the six months ended June 30, 2022. Average loans increased $22.5 million or 7.13% to $337.8 million for the six months ended June 30, 2023, compared to $315.3 million for the six months ended June 30, 2022. The yield on average loans (including fees) was 5.97% and 5.03% for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase in the yield on average loans was the result of interest rates on variable rate loans, as well as higher interest rates on new originations and renewals of fixed rate loans. Interest income on loans increased $2.4 million for the six months ended June 30, 2023 to $9.7 million from $7.3 million for the six months ended June 30, 2022.

The average balance of interest bearing deposits at the Federal Reserve decreased $49.0 million or 78.81% to $13.2 million for the six months ended June 30, 2023, with a yield of 4.85% as compared to $62.2 million for the six months ended June 30, 2022, with a yield of 0.43%.

The average balance of deposits decreased $26.6 million or 4.40% to $577.0 million for the six months ended June 30, 2023, with a yield of 0.71% as compared to $603.6 million for the six months ended June 30, 2022, with a yield of 0.02%. Deposit rates paid have increased as deposit rates paid from other sectors of the financial industry continue to create intense competition.

Provision for Credit Losses

We have established an allowance for credit losses through a charge (credit) to the provision for credit losses on our consolidated statements of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of our allowance for credit losses. For the six months ended June 30, 2023, we recorded a $45,000 increase to the allowance for credit losses. For the six months ended June 30, 2022, we recorded a $75,000 reduction to the allowance for credit losses. The net increase in the provision for credit losses was based on our analysis of the adequacy of the allowance for credit losses. For additional information about the changes in the allowance and an allocation of the allowance by class, refer to Note 3. Loans and Allowance for Credit Losses of our Notes to Consolidated Financial Statements included in Part I of this report.

Non-Interest Income

Other income decreased $0.3 million or 27.84% to $0.9 million for the six months ended June 30, 2023, from $1.2 million for the six months ended June 30, 2022. This decrease was primarily due to a $0.3 million decrease in mortgage banking income and decrease of $0.1 million on gains on sales of investment securities. The Bank sold $20.2 million of mortgage loans held for sale during the six months ended June 30, 2023 as compared with $39.2 million during the six months ended June 30, 2022.

Non-Interest Expense

Non-interest expense increased $0.4 million or 7.82% to $6.6 million for the six months ended June 30, 2023, from $6.2 million for the six months ended June 30, 2022. The increase in non-interest expense was primarily due to increases in salaries and employee benefits and net occupancy expense. The Bank opened its new James Island location in the second quarter of 2023.

Income Tax Expense

Income tax expense was $0.6 million for the six months ended June 30, 2023 as compared to $0.9 million during the same period in 2022. Our effective tax rate was 18.40% and 23.13% for the six months ended June 30, 2023 and 2022, respectively. The lower effective rate is the result of the prior year tax provision calculation.

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on our credit evaluation of the borrower. Collateral held varies but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $138.4 million and $145.4 million at June 30, 2023 and December 31, 2022, respectively.

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

Commitments under standby letters of credit are usually for one year or less. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2023 and December 31, 2022 was $1.7 million and $2.5 million, respectively.

We originate certain fixed rate residential loans and commit these loans for sale. The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments. We had forward sales commitments on mortgage loans held for sale totaling $2.9 million and $0.9 million at June 30, 2023 and December 31, 2022, respectively. The fair value of these commitments was not significant at June 30, 2023 or December 31, 2022. We had no embedded derivative instruments requiring separate accounting treatment.

Once we sell certain fixed rate residential loans, the loans are no longer reportable on our balance sheet. With most of these sales, we have an obligation to repurchase the loan in the event of a default of principal or interest on the loan. This recourse period ranges from three to nine months. Misrepresentation or fraud carries unlimited time for recourse. The unpaid principal balance of loans sold with recourse was $11.7 million at June 30, 2023. There were no loans repurchased during the six months ended June 30, 2023 and 2022, respectively.

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

Proper liquidity management is crucial to ensure that we are able to take advantage of new business opportunities as well as meet the credit needs of our existing customers. Investment securities are an important tool in our liquidity management. Our primary liquid assets are cash and due from banks, investment securities available for sale, interest-bearing deposits at the Federal Reserve, and mortgage loans held for sale. Our primary liquid assets accounted for 43.79% and 45.89% of total assets at June 30, 2023 and December 31, 2022, respectively. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates and liquidity needs. All of the investment securities presently owned are classified as available for sale. Net cash provided by operations and deposits from customers have been the primary sources of liquidity. At June 30, 2023, we had unused short-term lines of credit totaling approximately $41.0 million (which can be withdrawn at the lender’s option). Additional sources of funds available to us for liquidity include borrowing on a short-term basis from the Federal Reserve System, increasing deposits by raising interest rates paid and sale of mortgage loans held for sale. We have established a Borrower-In-Custody arrangement with the Federal Reserve. This arrangement permits us to retain possession of assets pledged as collateral to secure advances from the Federal Reserve Discount Window. At June 30, 2023, we could borrow up to $84.2 million. There have been no borrowings under this arrangement.

During the first quarter of 2023, the Federal Reserve authorized all twelve Reserve Banks to establish the Bank Term Funding Program (the “Program”) to make available additional funding to eligible depository institutions in order to help assure banks have the ability to meet the needs of all their depositors. The Program offers advances of up to one year in length to banks, savings associations, credit unions and other eligible depository institutions pledging any collateral eligible for purchase by the Federal Reserve Bank in open market options, such as U.S. Treasuries, U.S. agency securities and U.S. agency mortgage-backed securities. Advances are limited to the par value of the eligible collateral pledged by the eligible borrower. The Bank established a $25.0 million credit line under the Program during the first quarter of 2023 and increased the credit line by an additional $10.0 million to $35.0 duiring the second quarter of 2023. As of June 30, 2023, there were $25.0 million in borrowings under the Program.

Our core deposits consist of non-interest-bearing accounts, NOW accounts, money market accounts, time deposits and savings accounts. We closely monitor our level of certificates of deposit greater than $250,000 and other large deposits. We maintain a Contingency Funding Plan (“CFP’) that identifies liquidity needs and weighs alternate courses of action designed to address these needs in emergency situations. We perform a quarterly cash flow analysis and stress test the CFP to evaluate the expected funding needs and funding capacity during a liquidity stress event. We believe our liquidity sources are adequate to meet our operating needs. At June 30, 2023 and December 31, 2022, our liquidity ratio was 47.75% and 48.09%, respectively.

Capital Resources

Our capital needs have been met to date through the $10.6 million in capital raised in our initial offering, the retention of earnings less dividends paid and the exercise of stock options to purchase stock. Total shareholders’ equity as of June 30, 2023 was $42.6 million. The rate of asset growth since our inception has not negatively impacted this capital base.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s (“BCBS”) capital guidelines for U.S. banks (“Basel III”). Following the actions by the Federal Reserve, the FDIC also approved regulatory capital requirements on July 9, 2013. The FDIC’s rule is identical in substance to the final rules issued by the Federal Reserve.

The purpose of Basel III is to improve the quality and increase the quantity of capital for all banking organizations. The minimum requirements for the quantity and quality of capital were increased. The rule includes a common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and requires a minimum leverage ratio of 4%. In addition, the rule implemented a strict eligibility criteria for regulatory capital instruments and improved the methodology for calculating risk-weighted assets to enhance risk sensitivity.

On November 4, 2019, the federal banking agencies jointly issued a final rule on an optional, simplified measure of capital adequacy for qualifying community banking organizations called the community bank leverage ratio (“CBLR”) framework effective on January 1, 2020. A qualifying community banking organization is defined as having less than $10 billion in total consolidated assets, a leverage ratio greater than 9%, off-balance sheet exposures of 25% or less of total consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. Additionally, the qualifying community banking organization must be a non-advanced approaches FDIC supervised institution. The final rule adopts Tier 1 capital and existing leverage ratio into the CBLR framework. The Bank adopted this rule as of September 30, 2020 and is no longer subject to other capital and leverage requirements. A CBLR bank meeting qualifying criterion is deemed to have met the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule. The Bank’s CBLR as of June 30, 2023 was 9.35%. As of June 30, 2023, the Company and the Bank were categorized as “well capitalized.” We believe, as of June 30, 2023, that the Company and the Bank meet all capital adequacy requirements to which we are subject.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Act”) was carried out as of June 30, 2023 under the supervision and with the participation of the Bank of South Carolina Corporation’s management, including its President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President and several other members of the Company’s senior management. Based upon that evaluation, Bank of South Carolina Corporation’s management, including the President/Chief Executive Officer and the Chief Financial Officer/Executive Vice President concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports filed or submitted under the Act has been (i) accumulated and communicated to management (including the President/Chief Executive Officer and Chief Financial Officer/Executive Vice President) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

The Company’s repurchases of its common stock during the second quarter of 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30, 2023	—	—	—	$—
May 1 - May 31, 2023	1,762	$13.86	1,762	$1,975,571
June 1 - June 30, 2023	2,350	$13.98	2,350	$1,967,137
Total	4,112	$13.93	4,112	$1,942,710

(1)	On May 25, 2023, the Company’s board of directors authorized the repurchase of up to $2.0 million of the Company’s issued and outstanding common stock from time to time through May 2026. This new program replaces the prior stock repurchase program approved by the board of directors on March 26, 2020. The stock repurchases under the new program may be open market or private purchases, negotiated transactions, block purchases, or otherwise, in accordance with securities laws. The amount and timing of the stock repurchases will be based on various factors, such as management’s assessment of the Company’s liquidity, the market price of Company common stock compared to management’s assessment of such stock’s underlying value, and other applicable regulatory, legal and accounting factors. The Company has no obligation to repurchase any shares and may discontinue repurchases at any time.

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

Bank of South Carolina Corporation

August 4, 2023	By:	/s/ Fleetwood S. Hassell
Fleetwood S. Hassell
President/Chief Executive Officer

August 4, 2023	By:	/s/ Eugene H. Walpole, IV
Eugene H. Walpole, IV
Chief Financial Officer/Executive Vice President